Form 10-K
period 1993-12-31
FIRST BANCORPORATION OF OHIO
filed 1994-03-17
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 =============

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 0-10161

                          FIRST BANCORPORATION OF OHIO
             (Exact name of registrant as specified in its charter)



        OHIO                                          34-1339938
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

     800 FIRST NATIONAL TOWER, AKRON, OHIO         44308       (216) 384-8000
      (Address of principal executive offices)  (Zip code)    (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:  None

               Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, NO PAR VALUE
                                    (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.     YES [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 11, 1994: $533,573,281.

         Indicate the number of shares outstanding of registrant's common stock as of February 11, 1994: 25,249,166 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Proxy Statement of First Bancorporation of Ohio, dated February 22, 1994, in Part III.

                                     PART I

ITEM 1.  BUSINESS

         Registrant, First Bancorporation of Ohio ("Bancorporation"), is a bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended. Bancorporation holds all of the outstanding common stock of First National Bank of Ohio (formerly First National Bank of Akron), a national banking association, Akron, Ohio ("First National"), The Old Phoenix National Bank of Medina, a national banking association, Medina, Ohio ("Old Phoenix"), Elyria Savings & Trust National Bank, a national banking association, Elyria, Ohio ("EST"), The First National Bank in Massillon, a national banking association, Massillon, Ohio ("FNM") (collectively, the "Banks"), Peoples Federal Savings Bank, a federally-chartered stock savings bank, Wooster, Ohio ("Peoples Federal"), Peoples Savings Bank, Ashtabula, Ohio, an Ohio savings and loan association, Ashtabula, Ohio ("Peoples Savings"), Life Savings Bank, FSB, a federally-chartered stock savings bank ("Life Savings"), Bancorp Trust Company, National Association, a national trust company, Naples, Florida ("Bancorp Trust") and FBOH Credit Life Insurance Company ("FBOH Insurance") (all collectively, the "Subsidiaries"). Although principally a regional banking organization, Bancorporation through the Subsidiaries provides a wide range of banking, fiduciary, financial and investment services to corporate, institutional and individual customers throughout Northern Ohio and Southern Florida.

         Bancorporation's principal business consists of owning and supervising its Subsidiaries which primarily operate in Ashtabula, Cuyahoga, Erie, Geauga, Knox, Lake, Lorain, Medina, Portage, Richland, Stark, Summit and Wayne counties, Ohio. Life Savings operates in Pinellas County, Florida. Bancorporation directs the overall policies and financial resources of the Subsidiaries, but the day-to-day affairs, including lending practices, services, and interest rates, are managed by their own officers and directors, some of whom are also officers and directors of Bancorporation. Through Bancorp Trust, with its principal office in Naples, Florida, Bancorporation offers trust services to customers in the Naples and Ft. Myers areas of Florida. FBOH Insurance was formed in 1985 to engage in underwriting of credit life and credit accident and health insurance directly related to the extension of credit by the Banks to their customers.

         Presented in the following schedule is further specific information concerning each of the financial institution Subsidiaries:

                             COUNTIES        DATE OF                          DATE OF           TYPE        NUMBER
      SUBSIDIARY                OF           ORGANI-                          AFFILI-            OF           OF
      INSTITUTION            OPERATION       ZATION          BUSINESS          ATION           CHARTER      OFFICES
   First National            Stark,           1947        Commercial         12/31/81         Federal        65
   Bank of Ohio              Summit,                      bank with
                             Cuyahoga                     trust services
                             and
                             Portage

   The Old Phoenix           Medina           1873        Commercial         12/31/81         Federal        14
   National Bank             and                          bank with
   of Medina                 Cuyahoga                     trust services

   Elyria Savings            Lorain,          1901        Commercial         12/12/83         Federal        23
   & Trust National          Cuyahoga                     bank with
   Bank                      and                          trust services
                             Erie

   Peoples Federal           Knox,            1892        Savings            10/26/88         Federal        12
   Savings Bank              Medina,                      Association
                             Richland,
                             Summit
                             and Wayne

   The First                 Stark            1933        Commercial         3/21/89          Federal         8
   National Bank                                          bank with
   in Massillon                                           trust services

   Bancorp Trust             Collier          1990        National           2/17/90          Federal         2
   Company                   and Lee,                     Trust
                             Florida                      Company

   Peoples Savings           Ashtabula,       1890        Savings            9/30/90          State          17
   Bank                      Geauga,                      Association
                             and Lake

   Life Savings              Pinellas,        1994        Savings            3/11/94          Federal         3
   Bank, FSB                 Florida                      Association

         Each Bank is engaged in commercial banking in its respective geographical market. Commercial banking includes the acceptance of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. Other services include automated banking programs, credit cards, the rental of safe deposit boxes, letters of credit, leasing, discount brokerage and credit life insurance. The Banks also operate trust departments which offer estate and trust services. Each Bank offers its services primarily to consumers and small and medium size businesses in its respective geographical market. None of the Banks are engaged in lending outside the continental United States. None of the Banks are dependent upon any one significant customer or a specific industry.

         Peoples Federal, Peoples Savings and Life Savings operate as savings associations in their geographical markets. As savings associations, their business includes the acceptance of demand, savings and time deposit accounts and the granting of consumer and commercial loans primarily secured by real property. Peoples Federal and Peoples Savings offer their services principally to consumers and small businesses located in their geographical markets. They are not engaged in lending outside the continental United States and are not dependent upon any one significant customer or a specific industry. Bancorporation filed in 1993 applications with the necessary regulatory agencies to convert both Peoples Federal and Peoples Savings from federal and state savings associations, respectively, to national banks. Bancorporation believes it will receive the approvals needed to effect the conversions in early 1994.

        Bancorp Trust is engaged in providing personal trust services in its geographical markets. These services include acting as trustee in personal trusts, custodial and investment agency services, guardianships and service as personal representative in decedent estates.

        Bancorporation chartered Life Savings on March 11,1994, for the purpose of acquiring the assets and deposit liabilities of Life Federal Savings Bank, a federal savings association under the conservatorship of the Resolution Trust Corporation. Life Federal Savings Bank was the successor entity of Life Savings Bank, a failed Florida savings association.

        First National is the parent corporation of two wholly-owned Ohio corporations organized in 1993 -- FBOH Leasing Company ("FBOH Leasing") and FBOH Investor Services, Inc. ("Investor Services"). FBOH Leasing primarily provides equipment lease financing and related services, while Investor Services primarily provides discount brokerage services to customers of First National and the other Subsidiaries.

        The financial services industry is highly competitive. Bancorporation and its Subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries' primary financial institution competitors include Bank One, National City Bank, and Society National Bank. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure. Bancorporation competes by offering quality and innovative services at competitive prices.

        Bancorporation and all of its Subsidiaries employ approximately 2,800 persons.

        Earnings for Bancorporation reached a record level as $55,205,000 was reported for 1993. The earnings reported reflect a $4,505,000 increase, or 8.9% over the prior year's earnings, which also were an all time high.

        During the third quarter of 1993, the Board of Directors elected to declare a two-for-one stock split as well as to increase the amount of the cash dividend to $.235 per share. The total cash dividend paid to a shareholder for the entire year was $.90 per share. The cash dividend, coupled with a market value increase from $23.00 to $26.00, created a total return of $3.90 or 16.9% for shares held the full year. All per share data is restated to reflect the stock split.

        Based on an average 25,219,035 shares outstanding, 1993 earnings per share was $2.19, up from the $2.02 reported for 1992. The cash dividend increased $.08 per share, or 9.8% over the previously stated annual payment of $.82.

        Interest income from both loans and investments continued to decline during the year due almost entirely to lower interest rates. Even though deposits increased during the year, total interest expense continued to decline, resulting in a net interest income improvement of 2%.

        As net interest remains vulnerable to movements in market interest rates, Bancorporation continues to look at additional sources of non-interest income. Other income increased from $50,792,000 in 1992 to $54,347,000 in 1993, an increase of 7.0%.

        Shareholders' equity which amounted to $391,641,000 or 9.80% of total assets, increased by 9.30% compared to one year ago. Over the years, additional measures of capital adequacy have been added including guidelines by which regulatory agencies consider a banking institution to be well capitalized. These measures are a Tier 1 capital ratio, a risk-based capital ratio, and a leverage ratio. At December 31, 1993, Bancorporation had a Tier 1 capital ratio of 15.22%, compared to the guideline of 6%; a risk-based capital ratio of 16.46% compared to the guideline of 10%; and a leverage ratio of 9.53% compared to the guideline of 5%.

        A favorable trend related to the decline in charge-offs and non-performing assets continued in 1993. Total charge-offs amounted to .19% of average outstanding loans, well below the .57% reported for 1992. Also reflecting an improving trend was the marked reduction in non-performing assets from 1.40% of total loans at the end of 1992 to .74% for 1993. Both improvements can be attributed to the continued emphasis on professionalism in the credit granting process and in the involvement with customers as their financial circumstances change. The improvement in asset quality can also be noted in the substantial reduction in the provision for loan losses which declined from $17,363,000 to $6,594,000 during 1993.

        Bancorporation executed on September 28, 1993, a definitive agreement for the acquisition of the common stock of Great Northern Financial Corporation, the holding company for Great Northern Savings Co., an Ohio savings association located in Barberton, Ohio with assets of approximately $385 million. It is anticipated the transaction will be completed early in the second quarter of 1994, following approval by the shareholders of Great Northern Financial Corporation and receipt of all necessary approvals from the regulatory agencies. At that time, Great Northern Financial Corporation will be merged into Bancorporation and Great Northern Savings Co. will be merged into First National.

        Another activity undertaken in 1993 by Bancorporation was a request to the Federal Reserve Bank of Cleveland to approve the creation of a Community Development Corporation ("CDC"). The establishment of a CDC is essential to Bancorporation's Subsidiaries in meeting the requirements of the Community Reinvestment Act ("CRA"). Congress enacted CRA to assure that banks and savings associations meet the deposit and credit needs of their communities. Through a CDC, financial institutions can meet these needs by non-traditional activities such as acquiring, rehabilitating, or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business. Bancorporation has committed to provide through the CDC up to $2,000,000 over three years by funding individual projects that meet its standards as well as the spirit of the CRA.

ITEM 2.  PROPERTIES

         FIRST BANCORPORATION OF OHIO. Bancorporation owns no real property. Its executive offices and certain holding company operational facilities, totalling 52,305 square feet, are leased from First National.

         During 1993, Bancorporation acquired a leasehold interest in III Cascade, a seven-story office building located in downtown
Akron, Ohio. Bancorporation intends to relocate its executive offices to III Cascade in 1994. The leasehold interest was acquired by an assignment of a long-term sublease of the property to FNR Holdings I, an Ohio general partnership (the "Partnership"), the general partners of which are Bancorporation and Asset Holdings Corporation I, a Delaware corporation and subsidiary of Banc One Capital Corporation. Bancorporation does not control the Partnership. The City of Akron is the lessor of the property.
First National has subleased all of the premises of III Cascade from the Partnership, and Bancorporation intends to sublease a portion of the premises from First National for its executive offices. Neither Bancorporation nor First National presently occupy any of the premises.

         The facilities owned or leased by Bancorporation and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is deemed material to the business of Bancorporation.

         FIRST NATIONAL BANK OF OHIO. The principal executive offices of First National are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by First National. First National is the principal tenant of the building occupying approximately one-half of a total of 200,000 square feet of the building, with the remaining portion leased to tenants unrelated to First National. The properties occupied by 32 of First National's branches are owned by First National, while the properties occupied by its remaining 33 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by First National. First National also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

         First National owns 19.5 acres near downtown Akron, on which is located the FBOH Operations Center. The Operations Center is occupied and operated by FBOH Services Division, an operating division of Bancorporation. The Operations Center primarily provides computer and communications technology-based services to Bancorporation and the Subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property.

         The Trust Department of First National relocated in 1993 from the main office building of First National to Main Place, a four-story office building located in downtown Akron. The Trust
Department occupies 16,650 square feet of leased space in Main Place.

         THE OLD PHOENIX NATIONAL BANK OF MEDINA. The principal executive offices of Old Phoenix are located in its main office building at 39 Public Square, Medina, Ohio. The building which houses its executive offices is leased by Old Phoenix. The properties occupied by four of Old Phoenix's branches are owned by Old Phoenix, while the properties occupied by its remaining ten branches are the subject of various lease obligations having various expiration dates. These facilities are leased from IRT Properties, a publicly-held real estate investment trust. Old Phoenix also owns automated teller machines, on-line teller terminals and other related equipment. The computer operations of Old Phoenix are provided through First National.

         ELYRIA SAVINGS & TRUST NATIONAL BANK. The principal executive offices of EST are located in its main office building at 105 Court Street, Elyria, Ohio, which is owned by EST. EST occupies approximately one-half of the total available space in the building. EST owns the land and buildings occupied by 18 of its banking offices. The remaining five banking offices are the subject of lease obligations with various lessors and varying lease terms and expiration dates. EST also has automated teller machines and on-line teller terminals. The computer operations of EST are provided through First National.

         PEOPLES FEDERAL SAVINGS BANK. The principal executive offices of Peoples Federal are located in its main office building at 121 North Market Street, Wooster, Ohio, which is owned by Peoples Federal. The properties occupied by seven of Peoples Federal branches are owned by Peoples Federal, while the properties occupied by its remaining five branches are leased at various expiration dates. No mortgage debt exists on the above property owned by Peoples Federal. Peoples Federal also has automated teller machines and on-line terminals.

         THE FIRST NATIONAL BANK IN MASSILLON. The principal executive offices of FNM are located at One First National Plaza, Massillon, Ohio, in the center of downtown Massillon. The building was constructed in 1976, is owned by FNM and is not subject to mortgage debt. FNM owns the properties occupied by four of its other banking offices, while the properties occupied by the remaining four are leased under different leases with various expiration dates.

         PEOPLES SAVINGS BANK. The principal executive offices of Peoples Savings are located in its main office at 4200 Park Avenue, Ashtabula, Ohio, which is owned by Peoples Savings. Peoples Savings owns the properties occupied by seven of its branches, while the properties occupied by its remaining nine branches are leased at various expiration dates. Peoples Savings also leases the property occupied by a loan production office. No mortgage debt exists on the above property owned by Peoples Savings. Peoples Savings also has automated teller machines and on-line terminals.

        LIFE SAVINGS BANK, FSB. The principal executive offices of Life Savings are located at 21649 U.S. Highway 19 north, Clearwater, Florida. Life Savings presently leases the property occupied by its executive offices and its two branches.

        BANCORP TRUST COMPANY. Bancorp Trust has its principal executive offices at The Plaza on Third Street, Naples, Florida under a short-term lease with a renewal option at the election of Bancorp Trust. Bancorp Trust leases one additional office in Ft. Myers, Florida.

ITEM 3.  LEGAL PROCEEDINGS

        The nature of Bancorporation's business results in a certain amount of litigation. Accordingly, Bancorporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on Bancorporation's financial condition.

        During 1991, a suit was filed in federal court against First National alleging conversion and negligence in the deposit of funds. The suit sought actual damages against First National plus punitive damages, interest, costs, attorneys fees and other relief. State law suits brought by other claimants based on the same deposits have been stayed. During 1993, the federal court granted First National's motion for summary judgment. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a notice of appeal. First National is vigorously seeking to have the favorable federal judgment affirmed on appeal, and Bancorporation continues to believe First National has meritorious defenses to all claims. After consultation with legal counsel, Management believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely and that the maximum exposure for damages approximates $7,300,000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 1993 to a vote of security holders of Bancorporation.

                        EXECUTIVE OFFICERS OF REGISTRANT

        The following persons are the executive officers of Bancorporation as of December 31, 1993. Unless otherwise designated, they are officers of Bancorporation, and unless otherwise stated, they have held their indicated positions for the past five years.

                                   DATE APPOINTED
      NAME                AGE      TO BANCORPORATION            POSITION AND BUSINESS EXPERIENCE
Howard L. Flood            59           12-31-81           President and Chief Executive Officer

Richard L. Hardgrove       55           04-12-89           Senior Executive Vice President and
                                                           Chief Operating Officer since January
                                                           1, 1993; previously Executive Vice
                                                           President; President and Chief
                                                           Executive Officer of First National
                                                           since January 1, 1992; previously
                                                           President and Chief Executive Officer
                                                           of FNM


                                  DATE APPOINTED
      NAME                AGE     TO BANCORPORATION            POSITION AND BUSINESS EXPERIENCE
Phillip E. Becker          49           02-13-92           Executive Vice President; President and
                                                           Chief Executive Officer of FNM since
                                                           January 1, 1992; previously Executive
                                                           Vice President of FNM

C. Donald Bramley          58           12-31-81           Executive Vice President;
                                                           President and Chief Executive Officer
                                                           of EST

Robert P. Brecht           44           08-09-91           Executive Vice President; President and
                                                           Chief Executive Officer of Peoples Sav-
                                                           ings since August 1, 1991; previously
                                                           Executive Vice President and Senior
                                                           Vice President of Peoples Savings

David B. Jones             58           12-31-81           Executive Vice President; President and
                                                           Chief Executive Officer of Old Phoenix

John R. Macso              47           11-08-90           Executive Vice President; previously
                                                           President and Chief Executive Officer
                                                           of Peoples Savings

Bill F. Nash               63           05-12-83           Executive Vice President; Senior Execu-
                                                           tive Vice President of First National
                                                           until January 1, 1993

W. Daniel Waldron          53           04-11-84           Executive Vice President; President and
                                                           Chief Executive Officer of Peoples Fed-
                                                           eral

Gregory R. Bean            43           04-10-91           Senior Vice President; Senior Vice
                                                           President and Senior Trust Officer of
                                                           First National; Executive Vice
                                                           President and Chief Operating Officer
                                                           of Bancorp Trust since 1990

Gary J. Elek               42           02-11-88           Senior Vice President and Treasurer;
                                                           Senior Vice President and Controller of
                                                           First National until January 1, 1992

Scott A. Lyons, Jr.        48           05-28-91           Senior Vice President; Executive Vice
                                                           President of First National since May
                                                           28, 1991; previously partner with KPMG
                                                           Peat Marwick

Terry E. Patton            45           04-10-85           Senior Vice President, Counsel and
                                                           Secretary; Senior Vice President,
                                                           Counsel and Secretary of First National


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The outstanding shares of Bancorporation Common Stock are quoted on the NASDAQ National Market System. The following table contains bid and cash dividend information for Bancorporation Common Stock for the two most recent fiscal years:

STOCK PERFORMANCE AND DIVIDENDS

                     Bids              Per Share
              ---------------- -------------------------------
     Quarter                    Dividend
     ending    High      Low      rate             Book value*
    --------  -------  -------  ---------          -----------
     3-31-92   19 3/8   17 7/8   .20 1/4             13.32
     6-30-92   23       18 1/8   .20 1/4             13.60
     9-30-92   22 1/4   19 3/4   .20 1/4             13.90
    12-31-92   23 1/2   20       .21 1/2             14.22
    --------  -------  -------  ---------          -----------
     3-31-93   25 1/8   23 1/4   .21 1/2             14.54
     6-30-93   24 1/4   20 3/4   .21 1/2             14.89
     9-30-93   29       22 1/4   .23 1/2             15.22
    12-31-93   30 3/4   25 1/4   .23 1/2             15.51
    --------  -------  -------  ---------          -----------

Number of shareholders at Dec. 31, 1993 -- 6,673

*Based upon number of shares outstanding at the end of each quarter.

This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. All of the statistics are adjusted to reflect the two-for-one stock split of August 30,1993. These quotations, furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

         On December 31, 1993 there were approximately 6,673 shareholders of record of Bancorporation Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

(DOLLARS IN THOUSANDS
EXCEPT PER SHARE DATA)                                              Years ended December 31,
- -----------------------------------------------------------------------------------------------------------------
                                                     1993      1992       1991      1990       1989       1988
                                                 ----------  --------- ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
  Interest income                                $  277,720    294,884   315,573    326,456    321,687    268,867
  Conversion to fully-tax equivalent                  5,245      5,638     6,934      9,059     10,178     11,525
                                                 ---------- ---------- --------- ---------- ---------- ----------
  Interest income*                                  282,965    300,522   322,507    335,515    331,865    280,392
  Interest expense                                   93,231    114,905   163,665    185,933    183,965    143,813
                                                 ---------- ---------- --------- ---------- ---------- ----------
  Net interest income*                              189,734    185,617   158,842    149,582    147,900    136,579
  Provision for possible loan losses                  6,594     17,363    11,373     11,659      8,793      6,028
  Other income                                       54,347     50,792    44,575     38,264     37,433     33,394
  Other expense                                     151,517    140,314   130,137    121,059    126,562    104,311
                                                 ---------- ---------- --------- ---------- ---------- ----------
  Income before federal income taxes*                85,970     78,732    61,907     55,128     49,978     59,634
  Federal income taxes                               25,520     22,394    15,415     11,157     12,706      7,710
  Fully-tax equivalent adjustment                     5,245      5,638     6,934      9,059     10,178     11,525
                                                 ---------- ---------- --------- ---------- ---------- ----------
  Federal income taxes*                              30,765     28,032    22,349     20,216     22,884     19,235
                                                 ---------- ---------- --------- ---------- ---------- ----------
  Net income                                     $   55,205     50,700    39,558     34,912     27,094     40,399
                                                 ========== ========== ========= ========== =========== =========
  Per share:
    Net income                                   $     2.19       2.02      1.58       1.39       1.08       1.61
    Cash dividends                                      .90        .82       .80        .74        .69        .63
  Dividend payout ratio                               41.09%     40.80%    50.91%     53.31%     64.36%     38.86%
                                                 ---------- ---------- --------- ---------- ---------- ----------
AVERAGE RATIOS
  Return on total assets                               1.39%      1.34%     1.07%      0.97%      0.77%      1.27%
  Return on shareholders' equity                      14.69%     14.80%    12.50%     11.66%      9.27%     15.05%
  Shareholders' equity to total assets                 9.49%      9.05%     8.56%      8.29%      8.29%      8.46%
                                                 ---------- ---------- --------- ---------- ---------- ----------
BALANCE SHEET DATA
  Total assets (at December 31)                  $3,996,728  3,916,198 3,765,739  3,722,137  3,618,017  3,542,726
  Daily averages:
    Total assets                                 $3,958,233  3,784,274 3,696,022  3,610,330  3,525,302  3,170,823
    Earning assets                                3,594,791  3,457,071 3,372,469  3,281,859  3,189,356  2,870,700
    Deposits and other funds                      3,543,704  3,400,803 3,339,568  3,268,673  3,192,493  2,867,674
    Shareholders' equity                            375,714    342,655   316,354    299,438    292,259    268,354

* Fully-tax equivalent basis


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following commentary presents Management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for years 1993, 1992 and 1991. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

        All financial data has been restated to give effect to acquisitions accounted for on a pooling of interest basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

        First Bancorporation of Ohio's net income for 1993 totaled $55.2 million. This represents an 8.9% increase over 1992 and a record high for the Corporation. Net income was favorably affected by a strong net-interest margin, improved asset quality and increased non-interest income. Net income for 1993 of $55.2 million compares to $50.7 million in 1992 and $39.6 million in 1991.

        The return on average assets for the Corporation equaled 1.39% in 1993 compared to 1.34% in 1992 and 1.07% in 1991. The Corporation's return on average equity, which is largely affected by its strong capital base, equaled 14.69% in 1993 compared to 14.80% and 12.50% in 1992 and 1991, respectively.

        On August 19, 1993 the Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock, to shareholders of record as of August 30, 1993. The per share data is restated to reflect the stock split.

        Net income on a per share basis totaled $2.19 compared to $2.02 in 1992 and $1.58 in 1991. The following table summarizes the changes in earnings per share for 1993 and 1992.

(DOLLARS)                                       1993/         1992/
                                                1992          1991
                                               -----          ----
CHANGES IN EARNINGS
  PER SHARE
Net income for 1992 and
  1991, respectively                           $2.02          1.58
Increases (decreases)
  attributable to:
Net interest income-
  taxable equivalent                             .16          1.06
Provision for possible
  loan losses                                    .42          (.24)
Trust services                                   .03           .02
Service charges on
  deposit accounts                               .02           .09
Credit card fees                                 .02            --
Securities gains, net                           (.05)          .04
Other income                                     .12           .10
Salaries and employee
  benefits                                      (.27)         (.32)
Net occupancy expense                           (.04)           --
Equipment expense                               (.02)          .02
Other expenses                                  (.11)         (.11)
Federal income taxes-
  taxable equivalent                            (.11)         (.22)
                                               -----          ----
Net change in net income                         .17           .44
                                               -----          ----
Net income                                     $2.19          2.02
                                               =====          ====


NET INTEREST INCOME

         Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent (FTE) basis which restates interest on tax-exempt securities and loans as if such interest was subject to federal income tax at the statutory rate.

         Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

(DOLLARS IN THOUSANDS)                                                                1993
                                                                   -----------------------------------------
                                                                   AVERAGE                            NET
                                                                   EARNING          INTEREST        INTEREST
                                                                   ASSETS            SPREAD          INCOME
                                                                 ----------         ---------       ---------
Interest-bearing liabilities                                     $2,904,439            4.66%         135,393
Non-interest-bearing liabilities and equity                         690,352            7.87%*         54,341
                                                                 ----------            ----          -------
                                                                 $3,594,791                          189,734
                                                                 ==========            ====          =======

                                                                                      1992
                                                                   -----------------------------------------
                                                                   Average                           Net
                                                                   Earning          Interest       Interest
                                                                   Assets            Spread         Income
                                                                 ----------         ---------       ---------
Interest-bearing liabilities                                     $2,862,891            4.68%         133,895
Non-interest-bearing liabilities and equity                         594,990            8.69%*         51,722
                                                                 ----------            ----          -------
                                                                 $3,457,071                          185,617
                                                                 ==========            ====          =======

                                                                                      1991
                                                                   -----------------------------------------
                                                                   Average                           Net
                                                                   Earning          Interest       Interest
                                                                   Assets            Spread         Income
                                                                 ----------         ---------       ---------
Interest-bearing liabilities                                     $2,859,591            3.84%         109,796
Non-interest-bearing liabilities and equity                         512,878            9.56%*         49,046
                                                                 ----------            ----          -------
                                                                 $3,372,469                          158,842
                                                                 ==========            ====          =======

*  Yield on earning assets

         Net interest income totaled $189.7 million in 1993, an increase of $4.1 million or 2.2% compared to 1992. Net interest income in 1993 continued to be affected by market interest rates, as lower rates impacted both average earning assets as well as interest-bearing liabilities. The yield on earning assets fell 82 basis points, or 7.87% in 1993 compared to 8.69% in 1992, while the Corporation's cost of funds dropped from 4.01% in 1992 to 3.21% in 1993, or a total of 80 basis points.

        In addition to changes in market interest rates, the funding of earning assets with non-interest bearing liabilities and equity increased to 19.2% of earning assets in 1993 compared to 17.2% in 1992. Average earning assets grew 4.0% compared to one year ago.

         The table below provides an analysis of the effect of changes in interest rates and volumes on net interest income in 1993 and 1992.

CHANGES IN NET INTEREST DIFFERENTIAL -- FULLY-TAX EQUIVALENT RATE/VOLUME
ANALYSIS

    (DOLLARS IN THOUSANDS)                                                Years ended December 31,
                                                          ---------------------------------------------------------
                                                                  1993 AND 1992                 1992 and 1991
                                                           --------------------------    --------------------------
                                                             INCREASE (DECREASE) IN        Increase (Decrease) In
                                                             INTEREST INCOME/EXPENSE       Interest Income/Expense
                                                           --------------------------    --------------------------
                                                                    YIELD/                         Yield/
                                                            VOLUME   RATE   TOTAL         Volume    Rate    Total
                                                           --------------------------------------------------------
INTEREST INCOME
Investment securities:
     Taxable                                              $ 3,308  (10,690)  (7,382)        3,478   (7,915)  (4,437)
     Tax-exempt                                               (11)    (635)    (646)         (854)    (938)  (1,792)
     Loans                                                  8,047  (17,060)  (9,013)        8,906  (19,864) (10,958)
     Federal funds sold                                      (125)    (391)    (516)       (1,609)  (3,189)  (4,798)
                                                          -------   ------   ------        ------   ------   ------
Total interest income                                      11,219  (28,776) (17,557)        9,921  (31,906) (21,985)
                                                          -------   ------   ------        ------   ------   ------
INTEREST EXPENSE
Interest on deposits:
  Demand--interest bearing                                    579   (1,385)    (806)          917   (3,075)  (2,158)
  Savings                                                   3,615   (6,273)  (2,658)        4,420  (14,058)  (9,638)
  Certificates and other time deposits                     (4,804) (13,062) (17,866)       (8,056) (25,987) (34,043)
Federal funds purchased, securities sold
  under agreements to repurchase and other borrowings         125     (469)    (344)          (97)  (2,824)  (2,921)
                                                          -------   ------   ------        ------   ------   ------
Total interest expense                                       (485) (21,189) (21,674)       (2,816) (45,944) (48,760)
                                                          -------   ------   ------        ------   ------   ------
Net interest income                                       $11,704   (7,587)   4,117        12,737   14,038   26,775
                                                          =======   ======   ======        ======   ======   ======

Note: The rate volume variance has been allocated entirely to volume.

        Total interest income decreased by $17.6 million or 5.8% in 1993 compared to 1992. Lower interest rates accounted for $28.8 million of the decrease which was offset by a $11.2 million increase due to increased volumes. Interest income from taxable investment securities increased $3.3 million due to increased volume while income from tax-exempt securities was down slightly due to maturities within the portfolio. The overall increase in interest income due to increases in the investment portfolio was offset by a combined decrease due to interest rates of $11.3 million.

        Interest income from loans and leases increased $8.0 million as a result of a 4.4% increase in outstandings, while lower interest rates decreased interest income $17.1 million for a net decrease of $9.0 million.

        Lower market interest rates not only reduced interest expense but also continued to affect the mix of interest bearing liabilities as depositors moved funds to more liquid deposits. Overall, interest expense decreased $21.7 million compared to one year ago or 18.9%. Lower interest rates accounted for virtually all of the drop as the decrease due to rate changes was $21.2 million compared to $.5 million due to volume. As noted above, lower market rates resulted in a shift to more liquid deposits as lower outstandings reduced interest expense on certificates and other time deposits. The interest expense on savings and interest bearing demand accounts increased due to higher volumes.

        The $4.1 million increase in net interest income in 1993 resulted from an $11.7 million increase due to changes in volume which was offset by a $7.6 million decrease due to changes in interest rates.

        The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities and the interest rate spread.

        In addition, the net interest margin is also impacted by changes in federal income tax rates and regulations as they affect the tax equivalent adjustment.

        The net interest margin was 5.28% in 1993 compared to 5.37% in 1992 and 4.71% in 1991. As interest rates continued their decline in 1993, the yield on earning assets ended the year at 7.87% down from 8.69% in 1992. The cost of funding the earning assets during 1993 fell 73 basis points to 2.59% compared to 3.32% in 1992.

(DOLLARS IN THOUSANDS)
                                      1993            1992            1991
                                  ----------        ---------       ---------
Net interest income               $  184,489          179,979         151,908
Tax equivalent adjustment              5,245            5,638           6,934
                                  ----------        ---------       ---------
Net interest income-FTE           $  189,734          185,617         158,842
                                  ==========        =========       =========
Average earning assets            $3,594,791        3,457,071       3,372,469
                                  ==========        =========       =========
Net interest margin                     5.28%            5.37%           4.71%
                                        ====             ====            ====

        The mix of earning assets continued to be affected by economic uncertainty during 1993 as average loans outstanding increased 4.1% compared to one year ago. Average loans equalled 65.9% of average earning assets compared to 65.8% and 64.6% in 1992 and 1991, respectively.

        The amount of average earning assets funded by non-interest bearing liabilities and equity totaled 19.2% in 1993 compared to 17.2% in 1992 and 15.2% in 1991.

NON-INTEREST INCOME

        Non-interest income totaled $54.3 million, an increase of 7.0% compared to 1992. This follows a 13.9% increase for 1992 compared to 1991.

(DOLLARS IN THOUSANDS)
                                       1993              1992            1991
                                      -------           ------          ------
Trust fees                            $ 9,907            9,103           8,515
Service charges on deposit accounts    20,362           19,837          17,686
Credit card fees                        7,987            7,317           7,286
Service fees-other                      4,372            4,296           4,116
Mortgage sale and loan servicing        4,680            3,821           1,084
Securities gains, net                      29            1,368             469
Other income                            7,010            5,050           5,419
                                      -------           ------          ------
                                      $54,347           50,792          44,575
                                      =======           ======          ======

        Service charges on deposit accounts increased 2.6% compared to 1992 and accounted for 37.5% of non-interest income compared to 39.1% and 39.7% in 1992 and 1991, respectively. Trust fees increased 8.8% compared to one year ago and represent 18.2% of non-interest income. Credit card fees accounted for 14.7% of non-interest income while increasing 9.2% compared to one year ago.

        Lower market interest rates continued to have a significant impact on mortgage lending activities throughout 1992 and into 1993. Mortgage sales and loan servicing fees increased from $3.8 million in 1992 to $4.7 million in 1993, an increase of 22.5%. The Corporation's policy is to sell all fixed rate thirty year residential mortgage loans originated while retaining the servicing for these loans.

        Non-interest income covered 35.9% of non-interest expense in 1993, compared to 36.2% in 1992 and 34.3% in 1991. The Corporation continues to pursue new business opportunities which generate fee income and are not subject to interest rate volatility.

NON-INTEREST EXPENSE

        Non-interest expense increased 7.9% in 1993 compared to 1992 after a 7.8% increase for 1992 compared to 1991.

(DOLLARS IN THOUSANDS)
                                                                     1993             1992            1991
                                                                   --------          -------         -------
Salaries and wages                                                 $ 58,251           55,017          49,066
Pension and benefits                                                 18,541           14,865          12,850
                                                                   --------          -------         -------
Salaries, wages, pension and benefits                                76,792           69,882          61,916
Net occupancy expense                                                11,239           10,341          10,350
Equipment expense                                                    10,301            9,757          10,230
Taxes, other than federal income taxes                                4,923            4,962           4,772
Stationery, supplies and postage                                      6,831            6,204           6,546
Bankcard, loan processing and other fees                             10,978            8,797           8,573
Advertising                                                           2,631            2,342           2,405
Professional services                                                 3,986            3,176           2,761
Telephone                                                             2,408            2,153           2,217
FDIC assessment                                                       7,380            7,197           6,655
Amortization of intangibles                                           3,325            3,345           3,419
Other operating expenses                                             10,723           12,158          10,293
                                                                   --------          -------         -------
Total other expenses                                               $151,517          140,314         130,137
                                                                   ========          =======         =======

        Salaries and wages increased 5.9% in 1993 compared to 1992 and represent 38.4% of non-interest expense compared to 39.2% one year ago. Employee benefit expense increased $3.7 million or 24.7% in 1993.
Approximately $3.0 million of the increased employee benefit expense was a result of a change made to the Corporation's benefit plan for postretirement medical and life insurance discussed below.

        During 1993 the Corporation adopted the Financial Accounting Standards Board Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires that the cost of all postretirement benefits expected to be provided by an employer to current and future retirees be accrued over those employees' service periods. In addition to recognizing the cost of benefits for the current service period, SFAS No. 106 also provides for the recognition of the cost for postretirement benefits earned in prior service periods as well as for employees currently retired (the transition obligation). This Statement became effective for the Corporation on January 1, 1993.

        The Corporation has a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993 the Corporation made significant plan changes for future retired participants. For employees who retire after January 1, 1993 the Corporation's medical contribution is capped at 200% of the 1993 level while the medical portion for employees retired prior to January 1, 1993 anticipates the Corporation's contribution to continue to increase as a proportion of the cost of the plan. The Corporation reserves the right to terminate or make additional plan changes at any time.

        As of January 1, 1993 the Corporation's accumulated postretirement benefit obligation (APBO) totaled $19.0 million, and the annual postretirement benefit cost amounted to $2.1 million. The Corporation has elected to amortize the APBO over twenty years at an annual cost of $.9 million, bringing the total expense to $3.0 million for 1993.

        During 1991, Congress passed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA mandated the FDIC to develop a risk-based assessment system no later than January 1, 1994. During 1993, the FDIC issued regulations that will take effect on January 1, 1994 and that will adopt, with few changes, the transitional assessment system that was in effect in 1993 as the final assessment system. Under the final system, the annual assessment rate for each insured institution is determined on the basis of both capital and supervisory measures, and can range from $.23 per $100.00 of deposits to $.31 per $100.00 of deposits, depending on the capital and supervisory strength of the institution. At December 31, 1993, all the subsidiaries of the Corporation would be assessed at the rate of $.23 per $100.00 of deposits. Total premiums paid by the Corporation during 1993 were $7.4 million compared to $7.2 million and $6.7 million in 1992 and 1991, respectively.

        Various legislative proposals concerning the banking industry and regulatory reform are pending in Congress. Given the uncertainty of the legislative process, Management cannot assess the impact of such legislation on the Corporation's financial condition or results of operations.

        In November of 1992 the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 establishes standards of financial accounting and reporting for the estimated cost of benefits provided by an employer to former or inactive employees after employment, but before retirement. Currently the Corporation does not provide any postemployment benefits to employees which would have any material impact on the Corporation's results of operations or capital level.

FEDERAL INCOME TAX

        On August 10, 1993 Congress enacted the Omnibus Budget Reconciliation Act of 1993 which included among its provisions an increase in the statutory rate from 34% to 35%. Other provisions which will impact the Corporation include changes in the deductibility of certain business expenses, changes in determining benefits and contributions under its qualified retirement plan, and the ability to depreciate future intangible assets.

        Federal income tax expense totaled $25.5 million in 1993 compared to $22.4 million in 1992 and $15.4 million in 1991. The effect of the increase in the statutory rate, which was retroactive to the beginning of the year, totaled $.5 million. The remainder of the increase for 1993 over the prior periods resulted from increased income before federal income taxes and increases in the Corporation's effective federal income tax rate.

        In 1993 the effective federal income tax rate for the Corporation equaled 31.6% compared to 30.6% in 1992 and 28.0% in 1991. One of the factors which continues to affect the effective tax rate was the Tax Reform Act of 1986 which raised the disallowance of interest cost on funds employed to carry most tax-exempt securities and loans acquired after August 7, 1986 from 20% to 100%. The result is that a greater proportion of pre-tax earnings are subject to federal income tax. The Corporation continues to invest in obligations of the local communities it serves.

        During 1993 the Corporation adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." The objective of
SFAS No. 109 is to recognize the amount of taxes payable or refundable for the current year as well as to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The Corporation had accounted for income taxes in accordance with SFAS No. 96. As a result the adoption of SFAS No. 109 did not have a material impact on the Corporation's results of operations or level of capital.

INVESTMENT SECURITIES

        The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and a means of diversifying risk. Investment securities are purchased with the ability and the intent to hold them to maturity and, therefore, are carried at amortized cost.

        At December 31, 1993 investment securities totaled $1,209.7 million compared to $1,167.2 million one year ago, an increase of 3.6%. Investment securities totaled $1,119.3 million at December 31, 1991.

        During 1993 approximately $20.6 million of investment securities were sold for which a $29 thousand net gain was realized.

        A summary of investment securities' book value is presented below as of December 31, 1993, 1992 and 1991. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields. The schedule reflects the liquidity within the investment securities portfolio as 15.6% of the total securities have maturities of one year or less.

    BOOK VALUE OF INVESTMENT SECURITIES

    (DOLLARS IN THOUSANDS)                                                           December 31,
                                                                      ---------------------------------------
                                                                         1993          1992           1991
                                                                      ---------      ---------      ---------
    U.S. Treasury securities                                          $ 293,970        340,100        328,233
    U.S. Government agency obligations                                  480,671        270,350        210,207
    Obligations of states and political subdivisions                    147,673        133,687        137,983
    Mortgage-backed securities                                          217,142        337,703        305,734
    Other securities                                                     70,220         85,395        137,169
                                                                     -----------     ---------      ---------
                                                                     $1,209,676      1,167,235      1,119,326
                                                                     ==========      =========      =========

MATURITIES OF THE INVESTMENT SECURITIES AT DECEMBER 31, 1993

(DOLLARS IN THOUSANDS)

                                                             OVER ONE YEAR       OVER FIVE YEARS
                                       ONE YEAR OR LESS    THROUGH FIVE YEARS   THROUGH TEN YEARS        OVER TEN YEARS
                                    ---------------------- ------------------- --------------------   ----------------------
                                                WEIGHTED              WEIGHTED           WEIGHTED                   WEIGHTED
                                                AVERAGE               AVERAGE             AVERAGE                   AVERAGE
                                     AMOUNT      YIELDS      AMOUNT    YIELDS   AMOUNT     YIELDS       AMOUNT       YIELDS
                                    ---------  ----------- ---------- -------- ---------  ---------   ---------    ---------
U.S. Treasury securities             $131,693        6.29%   162,277    5.17%        --        --            --          --
U.S. Government agency obligations      8,235        7.05%   197,303    6.05%    21,568      5.29%      253,565        5.49%
Obligations of states and
  political subdivisions               45,396        7.77%*   75,253    8.28%*   20,767      7.70%*       6,257        7.78%*
Mortgage-backed securities                 --          --     41,353    5.75%    38,622      7.92%      137,167        6.73%
Other securities                        2,739        7.43%    23,917    6.78%     2,159      5.13%       41,405        6.40%
                                     --------      ------    -------   -----     ------    ------       -------     -------
                                     $188,063        6.70%   500,103    6.11%    83,116      7.11%      438,394        6.00%
                                     ========      ======    =======   =====     ======    ======       =======      ======
Percent of total                        15.55%                 41.34%              6.87%                  36.24%
                                        =====                  =====             ======                  ======

 *  Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1993.

        As a result of lower market interest rates and the impact of Tax Reform Act of 1986, noted in the discussion of federal income taxes, the Corporation continued to increase its investment in U.S. Government agencies, mortgage-backed securities and other securities helping to maximize the yield of the investment portfolio while maintaining its soundness. At December 31, 1993 these securities represented 63.5% of the total portfolio compared to 59.4%
and 58.3% in 1992 and 1991, respectively.   At December 31, 1993 the
investment portfolio had a book value of $1,209.7 million compared to a market value of $1,224.7 million for an unrealized net gain of $15.0 million.

        The yield on the portfolio fell to 6.67% in 1993 compared to 7.69% in 1992 and 8.52% in 1991. Continued low market interest rates in 1993 will further impair re-investment opportunities going forward.

        In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at current market. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings. This statement becomes effective in 1994.

        Management is continuing to analyze the investment securities portfolio in order to determine the appropriate classification of held-to-maturity and available-for-sale. Current analysis indicates approximately 70% of the portfolio would be held-to-maturity and 30% available-for-sale. At this time the Corporation does not foresee any securities being classified as trading.

        While the adoption of SFAS No. 115 should not have a material impact on results of operations or level of capital, the above mentioned analysis would result in an adjustment to capital of approximately $12.0 million based upon a 300 basis point movement in current market interest rate at year end.

LOANS

        Total loans outstanding at December 31, 1993 increased 3.2% compared to one year ago or $2,396.5 million compared to $2,321.8 million. A breakdown by category follows along with a maturity summary of commercial, financial, and agricultural loans.

   (DOLLARS IN THOUSANDS)                                                     December 31,
                                                   ----------------------------------------------------------------
                                                       1993      1992      1991       1990       1989       1988
                                                   ---------- ---------- --------- ---------- ---------- ----------
    Commercial, financial and agricultural         $  430,118    423,170   403,238    408,403    478,165    477,325
    Installments to individuals                       597,875    520,318   517,976    529,802    565,607    524,465
    Real estate                                     1,311,788  1,359,289 1,310,914  1,202,619  1,086,393  1,021,002
    Lease financing                                    56,682     19,001    16,249     13,664     15,367     10,286
                                                   ---------- ---------- --------- ---------- ---------- ----------
      Total loans                                   2,396,463  2,321,778 2,248,377  2,154,488  2,145,532  2,033,078
    Less allowance for possible loan losses            31,221     29,193    24,829     23,563     21,063     18,609
                                                   ---------- ---------- --------- ---------- ---------- ----------
      Net loans                                    $2,365,242  2,292,585 2,223,548  2,130,925  2,124,469  2,014,469
                                                   ========== ========== ========= ========== ========== ==========

                                                                                                       DECEMBER 31,
                                                                                                     ---------------
                                                                                                          1993
                                                                                                     ---------------
                                                                              COMMERCIAL, FINANCIAL AND AGRICULTURAL
                                                                              --------------------------------------
    Due in one year or less                                                                                $262,159
    Due after one but within five years                                                                     109,347
    Due after five years                                                                                     58,612
                                                                                                           --------
        Total                                                                                              $430,118
                                                                                                           ========
    Loans due after one year with interest at a predetermined fixed rate                                   $ 72,764
    Loans due after one year with interest at a floating rate                                                95,195
                                                                                                           --------
        Total                                                                                              $167,959
                                                                                                           ========

        Real estate loans at December 31, 1993 totaled $1,311.8 million or 54.7% of total loans outstanding compared to 58.5% one year ago. Residential loans (1-4 family dwellings) totaled $726.8 million, home equity loans $87.5 million, construction loans $35.2 million and commercial real estate loans $462.3 million.

        Commercial real estate loans include both commercial loans where real estate has been taken as collateral as well as loans for commercial real estate. The majority of the commercial real estate loans look to the tenants' business for cash flow to service the debt and not to rents of the building itself. These loans are generally a part of an overall relationship with existing customers primarily within northeast Ohio.

        There are no loans outstanding which in total could be considered a concentration of lending in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ASSET QUALITY

        Credit risk is managed through the Corporation's loan policy which provides the Credit Risk Management Division of the Parent Company the responsibility for managing asset quality. The Division's responsibilities include the development of credit policies to ensure sound credit decisions, loan review, early identification of problem loans, and overseeing loan workouts in subsidiary banks.

        The Corporation's credit policies and review procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, Management must rely upon estimates, appraisals, and evaluations of loans and the possibility that changes in such estimates, appraisals and evaluations could occur quickly because of changing economic conditions and the economic prospects of borrowers.

NON-PERFORMING ASSETS

        Non-performing assets consist of loans on non-accrual, loans which have been restructured and other real estate, which are defined as follows:

bullet Non-accrual loans are loans which are 90 days past due and with respect to which, in Management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis.

bullet Loans are classified as restructured when, due to the deterioration of a customer's financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.

bullet Other real estate consists of real estate acquired through foreclosure as satisfaction of debt and loans for which, in Management's opinion, in-substance foreclosure has occurred.

Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection.

        Non-performing assets at December 31, 1993 totaled $17.7 million down, from $32.5 million in 1992 and $34.2 million in 1991. As a percent of total loans outstanding, non-performing assets were .74% in 1993 compared to 1.40% in 1992 and 1.52% in 1991.

        At December 31, 1993 other real estate owned included $4.3 million of loans which have been classified as in-substance foreclosures and have been charged down to their fair value.

        For the year ended December 31, 1993 interest income that would have been earned had these loans not been classified as non-accrual or restructured amounted to $646,000. The interest income actually earned on these loans amounted to $594,000.

        In addition to the loans classified as non-performing or past due 90 days or more accruing interest, there were $36.9 million at December 31, 1993 that Management believes to be potential problem loans. The loans are closely monitored by the Credit Risk Management Division to assess the borrowers' ability to comply with the terms of the loans. Management's most recent review indicates that a charge against the allowance for possible loan losses or classification as non-performing is not warranted for these loans at this time.

    (DOLLARS IN THOUSANDS)                                                        December 31,
                                                      --------------------------------------------------------------------
                                                         1993       1992       1991        1990        1989        1988
    Non-accrual loans                                   $ 9,495     17,608     19,716      25,234      21,632      11,368
    Restructured loans                                    3,926      3,146      6,522      12,603       8,525      12,588
                                                        -------    -------    -------     -------     -------     -------
      Total non-performing loans                         13,421     20,754     26,238      37,837      30,157      23,956
    Other real estate owned                               4,280     11,744      7,952       4,715       7,298      12,539
                                                        -------    -------    -------     -------     -------     -------
      Total non-performing assets                       $17,701     32,498     34,190      42,552      37,455      36,495
                                                        =======    =======    =======     =======     =======     =======
    Loans past due 90 days or more accruing interest    $ 2,830      6,583      5,808       8,923       8,013       8,291
                                                        =======    =======    =======     =======     =======     =======
    Total non-performing assets
      as a percent of total loans                          0.74%      1.40%      1.52%       1.98%       1.75%       1.80%
                                                        =======    =======    =======     =======     =======     =======

ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The Corporation's policy is to maintain the allowance for possible loan losses at a level considered by Management to be adequate for potential future losses. The evaluation performed by the Credit Risk Management
Division of the Parent Company is based upon a continuous review of delinquency trends; the amount of non-performing loans (non-accrual, restructured, and other real estate owned); loans past due 90 days or more and classified loans; historical and present trends in loans charged-off; changes in the composition and level of various loan categories; and current economic conditions.

        At December 31, 1993, the allowance for possible loan losses was $31.2 million or 1.30% of loans outstanding compared to $29.2 million or 1.26% in 1992 and $24.8 million or 1.10% in 1991. The allowance for loan losses coverage of non-performing assets equalled 176.38% and 6.84 times 1993 net charge-offs.

        Net charge-offs for 1993 were $4.6 million, down from $13.0 million and $10.1 million in 1992 and 1991, respectively. As a percent of average loans outstanding, net charge-offs dropped from .57% and .46% in 1992 and 1991, respectively, to .19% in 1993. Management continues to believe that loans should be charged against the allowance for possible loan losses as soon as losses are identified.

       A six year summary of loan losses follows:

    (DOLLARS IN THOUSANDS)                                             December 31,
                                           1993        1992         1991         1990         1989        1988
                                       ----------   ---------   ----------   ----------   ----------   ---------
Allowance for possible loan losses
  at beginning of year                 $   29,193      24,829       23,563       21,063       18,609      16,769
Loans charged off:
  Commercial, financial and
    agricultural                            1,686       5,873        3,131        3,559        2,164       2,845
  Installment to individuals                1,794       7,938        7,174        8,302        5,877       5,084
  Real estate                               5,057       3,248        2,741          518          458         415
  Lease financing                              28          79          146          153           19          22
                                       ----------   ---------   ----------   ----------   ----------   ---------
    Total                                   8,565      17,138       13,192       12,532        8,518       8,366
                                       ----------   ---------   ----------   ----------   ----------   ---------
Recoveries:
  Commercial, financial and
    agricultural                            1,334       1,068          711        1,062          840       1,103
  Installment to individuals                2,548       2,518        2,250        2,165        1,261       1,436
  Real estate                                  84         528          104           90           75         379
  Lease financing                              33          25           20           56            3          18
                                       ----------   ---------   ----------   ----------   ----------   ---------
    Total                                   3,999       4,139        3,085        3,373        2,179       2,936
                                       ----------   ---------   ----------   ----------   ----------   ---------
Net charge-offs                             4,566      12,999       10,107        9,159        6,339       5,430
                                       ----------   ---------   ----------   ----------   ----------   ---------
Increase resulting from acquisitions           --          --           --           --           --       1,242
                                       ----------   ---------   ----------   ----------   ----------   ---------
Provision for possible loan losses          6,594      17,363       11,373       11,659        8,793       6,028
                                       ----------   ---------   ----------   ----------   ----------   ---------
Allowance for possible loan losses
  at end of year                       $   31,221      29,193       24,829       23,563       21,063      18,609
                                       ==========   =========   ==========   ==========   ==========   =========
Average loans outstanding              $2,369,361   2,275,063    2,179,130    2,155,274    2,099,660   1,802,275
                                       ==========   =========   ==========   ==========   ==========   =========
Ratio to average loans:
  Net charge-offs                            0.19%       0.57%        0.46%        0.42%        0.30%       0.30%
  Provision for possible loan losses         0.28%       0.76%        0.52%        0.54%        0.42%       0.33%
  Allowance for possible loan losses
        at end of year                       1.32%       1.28%        1.14%        1.09%        1.00%       1.03%
                                       ==========   =========   ==========   ==========   ==========   =========
Loans outstanding at end of year       $2,396,463   2,321,778    2,248,377    2,154,488    2,145,532   2,033,078
                                       ==========   =========   ==========   ==========   ==========   =========
Allowance for possible loan losses:
  As a percent of loans outstanding
    at end of year                           1.30%       1.26%        1.10%        1.09%        0.98%       0.92%
  As a multiple of net charge-offs           6.84x       2.25x        2.46x        2.57x        3.32x       3.43x
                                             ====        ====         ====         ====         ====        ====


Allocation of the Allowance for Loan Losses

(DOLLARS IN THOUSANDS)                                                As of December 31, 1993
                                                                      -----------------------
                                                                                   CATEGORY
                                                                                      OF
                                                                                   LOANS AS
                                                                                  PERCENT OF
                                                                    AMOUNT       OUTSTANDINGS
                                                                   --------      ------------
Commercial, financial, and agricultural                             $16,935            54.2%
Real estate                                                           7,911            25.3%
Installment                                                           3,388            10.9%
Lease financing                                                       2,986             9.6%
                                                                    -------           -----
                                                                    $31,221           100.0%
                                                                    =======           =====

DEPOSITS

        Average deposits in 1993 increased 4.2% compared to 1992 as market interest rates continued at their lowest level in over 30 years. Total deposits averaged $3,394.9 million compared to $3,256.7 million and $3,192.2 million in 1992 and 1991, respectively.

        As market interest rates continued their downward trend throughout the year, the mix of deposits continued to shift toward the more liquid types of deposits. The average yield on certificates and other time deposits dropped from 6.76% in 1991 and 5.00% in 1992 to 4.01% in 1993 as the percent of certificates and other time deposits to total deposits fell to 35.3% in 1993 compared to 46.3% in 1991.

        Savings deposits increased 11.7% compared to one year ago and represent 37.3% of total deposits. Interest bearing demand deposits also increased
9.2%, totaling 8.6% of deposits as the average rate dropped to 2.35%. Non-interest bearing demand deposits totaled $639.3 million, an increase of 18.7%, and represent 18.8% of total deposits.

        The average cost of deposits was down 77 basis points compared to one year ago, or 2.63% compared to 3.40%.

        Based upon prior interest rate cycles, deposits tend to move back into certificates of deposits as interest rates rise, to obtain a premium for investing in longer term certificates.

    (DOLLARS IN THOUSANDS)                                          Years ended December 31,
                                         ----------------------------------------------------------------------
                                                  1993                   1992                     1991
                                          -------------------      ------------------       -------------------
                                            AVERAGE   AVERAGE        Average  Average        Average   Average
                                            BALANCE    RATE          Balance   Rate          Balance     Rate
   ------------------------------------------------------------------------------------------------------------
Demand deposits -- non-interest bearing   $  639,265       --         538,722      --         479,977       --
Demand deposits -- interest bearing          293,153     2.35%        268,549    2.87%        236,589     4.17%
Savings deposits                           1,265,424     2.72%      1,132,599    3.28%        997,661     4.68%
Certificates and
    other time deposits                    1,197,040     4.01%      1,316,879    5.00%      1,477,992     6.76%
                                          ----------     ----      ----------    ----      ----------     ----
                                          $3,394,882                3,256,749               3,192,219
                                          ==========               ==========              ==========

    The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of December 31, 1993, by time remaining until maturity.

    (DOLLARS IN THOUSANDS)                                                                             Amount
                                                                                                     ---------
    Maturing in:
      Under 3 months                                                                                  $ 73,049
      3 to 6 months                                                                                     19,282
      6 to 12 months                                                                                    10,617
      Over 12 months                                                                                    14,189
                                                                                                      ---------
                                                                                                      $117,137
                                                                                                      ========

INTEREST RATE SENSITIVITY

        Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends within the financial markets and within the industry.

        The analysis presented below divides interest bearing assets and liabilities into maturity categories and measures the "GAP" between maturing assets and liabilities in each category. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by a moderate amount. The Corporation uses the GAP analysis and other tools to monitor rate risk.

        At December 31, 1993 the Corporation was in a moderate liability-sensitive position as illustrated in the following table:


                                                      1-30      31-60     61-90     91-180     181-365     Over 1
    (DOLLARS IN THOUSANDS)                            Days      Days      Days       Days       Days        Year       Total
                                                  ---------  --------- ---------  ---------  ---------  ----------  ----------
    Interest Earning Assets:
      Loans and leases                             $778,467     79,192    73,407    127,197    234,954   1,106,040   2,399,257
      Investment securities                         151,433     66,961    32,415    112,535    214,511     631,821   1,209,676
      Federal funds sold                             58,750         --        --         --         --          --      58,750
                                                   --------   --------- ---------  ---------  ---------  ----------  ----------
    Total Interest Earning Assets                  $988,650    146,153   105,822    239,732    449,465   1,737,861   3,667,683
                                                   --------   --------- ---------  ---------  ---------  ----------  ----------
    Interest-Bearing Liabilities:
      Demand -- Interest bearing                   $ 29,812      6,523     2,041     10,605     16,581     248,603     314,165
      Savings                                        83,837     32,543   266,098     53,932     92,978     770,579   1,299,967
      Certificates and other time deposits          296,694    115,355    70,948    197,722    209,262     235,428   1,125,409
      Securities sold under agreement to
        repurchase and other borrowings             148,889         --        --         --         --          --     148,889
                                                   --------   --------  --------   --------   --------   ---------   ---------
    Total Interest Bearing Liabilities             $559,232    154,421   339,087    262,259    318,821   1,254,610   2,888,430
                                                   --------   --------  --------   --------   --------   ---------   ---------
    Total GAP                                      $429,418     (8,268) (233,265)   (22,527)   130,644     483,251     779,253
                                                   ========   ========  ========   ========   ========   =========   =========
    Cumulative GAP                                             421,150   187,885    165,358    296,002     779,253
                                                              ========  ========   ========   ========   =========

CAPITAL RESOURCES

        Shareholders' equity at December 31, 1993 totaled $391.6 million compared to $358.3 million at December 31, 1992, an increase of 9.3%.

The following table reflects the various measures of capital:

    (DOLLARS IN THOUSANDS)                                         As of December 31,
                                          ----------------------------------------------------------------
                                                    1993                  1992                   1991
                                           ------------------    ------------------     ------------------
    Total equity                           $391,641     9.80%      358,265    9.15%      327,433     8.70%
    Common equity                           391,641     9.80%      358,265    9.15%      327,433     8.70%
    Tangible common equity (a.)             372,709     9.37%      336,007    8.63%      301,831     8.07%
    Tier 1 capital (b.)                     381,356    15.22%      346,123   14.10%      313,414    13.19%
    Total risk-based capital (c.)           412,577    16.46%      375,316   15.29%      338,243    14.24%
    Leverage (d.)                           381,356     9.53%      346,123    9.02%      313,414     8.38%
                                            -------     ----       -------    ----       -------     ----

        a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

        b) Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

        c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

        d) Tier 1 capital; computed as a ratio to the latest quarter's average assets less goodwill.

        The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1992. At December 31, 1993 the Corporation's risk-based capital equalled 16.46% of risk-adjusted assets, far exceeding the minimum guidelines.

        As noted earlier, the Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on August 19, 1993. The split was paid to shareholders of record as of August 30, 1993.

        In addition to the stock split, the Directors of First Bancorporation of Ohio increased the quarterly cash dividend, marking the twelfth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $.235 paid has an indicated annual rate of $.94 per share. Over the past five years the dividend has increased at an annual rate of 7.4%.

LIQUIDITY

        The Corporation's primary source of liquidity is its strong core deposit base, raised through its retail branch system, along with a strong capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

        The banking subsidiaries individually maintain sufficient liquidity in the form of temporary investments and a short-term maturity structure within the investment portfolio, along with cash flow from loan repayment. Asset growth in the banking subsidiaries is funded by the growth of core deposits.

        The liquidity needs of the Parent Company, primarily cash dividends and other corporate purposes, are met through cash, short-term investments and quarterly dividends from banking subsidiaries.

        Management is not aware of any trend or event which will result in or that is reasonably likely to occur that would result in a material increase or decrease in the Corporation's liquidity.

REGULATION AND SUPERVISION

        FDICIA, which was enacted on December 19, 1991, substantially revised the regulation of financial institutions, including the creation of a strict uniform system of capital-based regulation, which became effective on December 19, 1992. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

        To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1993, the Parent Company and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

        Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency. For example, under "prompt corrective action" the regulators may restrict dividends and management fees, require capital restoration plans, require parent guarantees of capital restoration plans and limit senior executive compensation. In addition to these actions, further restrictions may be applied to institutions which fail to provide a capital undercapitalized restoration plan or which are categorized as significantly or critically undercapitalized. Among these remedies are selling or liquidating the institution, dismissing directors or senior executive officers, and restricting transactions.


EFFECTS OF INFLATION

        The assets and liabilities of the Corporation are primarily monetary in nature and are more directly affected by the fluctuation in interest rates than inflation. Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies. Interest rates and inflation do not move with the same velocity or within the same time frame; therefore, a direct relationship to the inflation rate cannot be shown. The financial information presented in this annual report, based on historical data, has a direct correlation to the influence of market levels of interest rates. Therefore, Management believes that there is no material benefit in presenting a statement of financial data adjusted for inflationary changes.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Bancorporation has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1993.

CONSOLIDATED BALANCE SHEETS

FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

(IN THOUSANDS)                                                                                 December 31,
                                                                                       ----------------------------
ASSETS                                                                                   1993               1992
                                                                                       ----------         ---------
Investment securities, market value $1,224,650
  and $1,193,849, respectively                                                         $1,209,676         1,167,235
Federal funds sold                                                                         58,750            95,282
Loans                                                                                   2,396,463         2,321,778
Less allowance for possible loan losses                                                    31,221            29,193
                                                                                       ----------         ---------
        Net loans                                                                       2,365,242         2,292,585
                                                                                       ----------         ---------
        Total earning assets                                                            3,633,668         3,555,102
                                                                                       ----------         ---------
Cash and due from banks                                                                   222,260           210,890
Premises and equipment, net                                                                69,804            67,451
Accrued interest receivable and other assets                                               70,996            82,755
                                                                                       ----------         ---------
                                                                                       $3,996,728         3,916,198
                                                                                       ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand -- non-interest bearing                                                       $  687,672           638,985
  Demand -- interest bearing                                                              314,165           295,817
  Savings                                                                               1,299,967         1,216,029
  Certificates and other time deposits                                                  1,125,409         1,233,282
                                                                                       ----------         ---------
        Total deposits                                                                  3,427,213         3,384,113
                                                                                       ----------         ---------
Securities sold under agreements to repurchase
  and other borrowings                                                                    148,889           135,533
Accrued taxes, expenses, and other liabilities                                             28,985            38,287
                                                                                       ----------         ---------
        Total liabilities                                                               3,605,087         3,557,933
                                                                                       ----------         ---------
Commitments and contingencies                                                                  --                --

Shareholders' equity:
  Preferred stock, without par value:
    authorized and unissued 3,500,000 shares                                                   --                --
  Common stock, without par value:
    authorized 40,000,000 shares;
    issued 25,249,166 and 12,597,784
    shares, respectively                                                                   83,218            41,993
  Surplus                                                                                      --            40,371
  Retained earnings                                                                       308,423           275,901
                                                                                       ----------         ---------
        Total shareholders' equity                                                        391,641           358,265
                                                                                       ----------         ---------
                                                                                       $3,996,728         3,916,198
                                                                                       ==========         =========

See accompanying notes to consolidated financial statements.



    CONSOLIDATED STATEMENTS OF INCOME

    FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

                                                                                Years ended December 31,
                                                                            ------------------------------
    (IN THOUSANDS EXCEPT PER SHARE DATA)                                       1993     1992       1991
    Interest income:
      Interest and fees on loans                                            $200,848    209,524    219,638
      Interest and dividends on investment securities:
        Taxable                                                               66,475     73,856     78,294
        Exempt from federal income taxes                                       7,801      8,392      9,731
                                                                            --------   --------   --------
                                                                              74,276     82,248     88,025
      Interest on federal funds sold                                           2,596      3,112      7,910
                                                                            --------   --------   --------
          Total interest income                                              277,720    294,884    315,573
                                                                            --------   --------   --------
    Interest expense:
      Interest on deposits:
        Demand -- interest bearing                                             6,903      7,709      9,867
        Savings                                                               34,440     37,098     46,736
        Certificates and other time deposits                                  47,983     65,849     99,892
      Interest on securities sold under agreements
        to repurchase and other borrowings                                     3,905      4,249      7,170
                                                                            --------   --------   --------
          Total interest expense                                              93,231    114,905    163,665
                                                                            --------   --------   --------
          Net interest income                                                184,489    179,979    151,908
    Provision for possible loan losses                                         6,594     17,363     11,373
                                                                            --------   --------   --------
          Net interest income after provision
            for possible loan losses                                         177,895    162,616    140,535
                                                                            --------   --------   --------
    Other income:
      Trust department                                                         9,907      9,103      8,515
      Service charges on deposits                                             20,362     19,837     17,686
      Credit card fees                                                         7,987      7,317      7,286
      Investment securities gains, net                                            29      1,368        469
      Other operating income                                                  16,062     13,167     10,619
                                                                            --------   --------   --------
          Total other income                                                  54,347     50,792     44,575
                                                                            --------   --------   --------
                                                                             232,242    213,408    185,110
                                                                            --------   --------   --------
    Other expenses:
      Salaries and wages                                                      58,251     55,017     49,066
      Pension and employee benefits                                           18,541     14,865     12,850
      Net occupancy expense                                                   11,239     10,341     10,350
      Equipment expense                                                       10,301      9,757     10,230
      Other operating expenses                                                53,185     50,334     47,641
                                                                            --------   --------   --------
          Total other expenses                                               151,517    140,314    130,137
                                                                            --------   --------   --------
          Income before federal income taxes                                  80,725     73,094     54,973
    Federal income taxes                                                      25,520     22,394     15,415
                                                                            --------   --------   --------
          Net income                                                        $ 55,205     50,700     39,558
                                                                            ========   ========   ========
    Weighted average number of common shares outstanding                      25,219     25,158     25,110
                                                                            ========   ========   ========
    Net income per share                                                    $   2.19       2.02       1.58
                                                                            ========   ========   ========

    See accompanying notes to consolidated financial statements.


    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

    FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                   Years ended December 31, 1993, 1992 and 1991
                                                                   --------------------------------------------
                                                                                                    Total
                                                                    Common              Retained  shareholders'
                                                                     stock    Surplus   earnings    equity
                                                                    -------  --------   --------  -------------
    Balance at December 31, 1990                                    $41,848    39,611    226,467    307,926
      Net income                                                         --        --     39,558     39,558
      Cash dividends ($.80 per share)                                    --        --    (20,137)   (20,137)
      Stock options exercised                                            23        63         --         86
                                                                    -------   -------    -------    -------
    Balance at December 31, 1991                                     41,871    39,674    245,888    327,433
      Net income                                                         --        --     50,700     50,700
      Cash dividends ($.82 per share)                                    --        --    (20,687)   (20,687)
      Stock options exercised                                           122       697         --        819
                                                                    -------   -------    -------    -------
    Balance at December 31, 1992                                     41,993    40,371    275,901    358,265
      Net income                                                         --        --     55,205     55,205
      Cash dividends ($.90 per share)                                    --        --    (22,683)   (22,683)
      Stock options exercised                                           854        --         --        854
      Elimination of par value                                       40,371   (40,371)        --         --
                                                                    -------   -------    -------    -------
    Balance at December 31, 1993                                    $83,218        --    308,423    391,641
                                                                    =======   =======    =======    =======

    On April 14, 1993, the shareholders of the Corporation approved amendments to its Articles of Incorporation to increase the authorized common stock from 20 million to 40 million shares, to eliminate the designation of par value from the common stock, and to increase the authorized preferred stock from 1 million to 3.5 million shares.

    See accompanying notes to consolidated financial statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
    (IN THOUSANDS)
                                                                                          Years ended December 31,
                                                                                     ---------------------------------
                                                                                       1993          1992       1991
                                                                                     --------       -------    -------
    OPERATING ACTIVITIES
    Net income                                                                       $ 55,205       50,700      39,558
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Provision for loan losses                                                       6,594       17,363      11,373
        Depreciation and amortization                                                   6,475        6,771       7,032
        Amortization of investment securities premiums, net                             5,174        4,985       3,433
        Amortization of income for lease financing                                     (2,620)      (1,649)     (1,473)
        Investment securities gains, net                                                  (29)      (1,368)       (469)
        Deferred federal income taxes                                                     130       (3,819)       (115)
        Decrease in interest receivable                                                 2,596        4,159       3,804
        Decrease in interest payable                                                   (1,064)      (7,019)     (2,722)
        Amortization of values ascribed to acquired intangibles                         3,325        3,345       3,419
        Other increases (decreases)                                                    (2,530)       5,952         159
                                                                                     --------       -------    -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          73,256       79,420      63,999
                                                                                     --------       -------    -------
    INVESTING ACTIVITIES
    Proceeds from sales of investment securities                                       27,257       96,912      69,309
    Proceeds from maturities of investment securities                                 540,932      362,938     278,453
    Purchases of investment securities                                               (615,775)    (511,376)   (424,496)
    Net (increase) decrease in federal funds sold                                      36,532      (13,419)     92,369
    Net increase in loans                                                             (41,570)     (83,648)   (101,411)
    Purchases of assets to be leased                                                  (45,521)      (9,276)     (7,954)
    Principal payments received under leases                                           10,460        8,173       6,842
    Purchases of premises and equipment                                               (10,406)      (5,487)    (10,550)
    Sales of premises and equipment                                                     1,578        1,070       2,548
                                                                                     --------       -------    -------
    NET CASH USED BY INVESTING ACTIVITIES                                             (96,513)    (154,113)    (94,890)
                                                                                     --------       -------    -------
    FINANCING ACTIVITIES
    Net increase in demand, NOW and
      savings deposits                                                                150,973      312,277      93,451
    Net decrease in time deposits                                                    (107,873)    (195,983)    (54,809)
    Net increase (decrease) in short-term borrowings                                   13,356       (1,525)    (12,178)
    Cash dividends                                                                    (22,683)     (20,687)    (20,137)
    Proceeds from exercise of stock options                                               854          819          86
                                                                                     --------      -------     -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                          34,627       94,901       6,413
                                                                                     --------      -------     -------
    Increase (decrease) in cash and cash equivalents                                   11,370       20,208     (24,478)
    Cash and cash equivalents at beginning of year                                    210,890      190,682     215,160
                                                                                     --------      -------     -------
    Cash and cash equivalents at end of year                                         $222,260      210,890     190,682
                                                                                     ========      =======     =======
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest, net of amount capitalized                                            $ 60,760       74,091     103,209
      Income taxes                                                                     27,555       23,444      14,572
                                                                                     ========      =======     =======

    See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

December 31, 1993, 1992 and 1991
(DOLLARS IN THOUSANDS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of First Bancorporation of Ohio and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. The Corporation's activities are considered to be a single industry segment for financial reporting purposes. The following is a description of the more significant accounting policies:

    (a) PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of First Bancorporation of Ohio (the "Parent Company") and its wholly owned subsidiaries: First National Bank of Ohio, The Old Phoenix National Bank of Medina, Elyria Savings & Trust National Bank, The First National Bank in Massillon, Peoples Federal Savings Bank, Peoples Savings Bank, FBOH Credit Life Insurance Company and Bancorp Trust Co., N.A. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b) INVESTMENT SECURITIES

        Investment securities are carried at cost adjusted for amortization of premiums and accretion of discounts as the Corporation has the ability to hold investment securities to maturity and it is Management's intention to hold such securities to maturity. In 1994 this policy will be reevaluated in connection with the required adoption of Statement of Financial Accounting Standards No. 115 which will probably result in a portion of the investment portfolio being classified as available-for-sale and accounted for at fair value. The Corporation does not maintain a trading account. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

    (c) CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash on hand, balances on deposit with correspondent banks and checks in the process of collection.

    (d) PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on lease terms or useful lives, whichever is less.

    (e) INTEREST AND FEES ON LOANS

        Interest income on loans is generally accrued on the principal balances of loans outstanding using the "simple-interest" method. Loan origination fees and certain direct origination costs are deferred and amortized, generally over the contractual life of the related loans using a level yield method. Interest is not accrued on loans for which circumstances indicate collection is questionable.

    (f) PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses charged to operating expenses is determined based on Management's evaluation of the loan portfolios and the adequacy of the allowance for possible loan losses under current economic conditions and such other factors which, in Management's judgment, deserve current recognition.

    (g) LEASE FINANCING

        The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. Residual values of leased assets are reviewed on an annual basis for reasonableness. Declines in residual values judged to be other than temporary are recognized in the period such determinations are made.

    (h) FEDERAL INCOME TAXES

        The Corporation follows the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards No. 109. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date.


    (i) VALUE ASCRIBED TO ACQUIRED INTANGIBLES

        The value ascribed to acquired intangibles, including core deposit premiums, results from the excess of cost over fair value of net assets acquired in acquisitions of financial institutions. Such values are being amortized over periods ranging from 10 to 25 years, which represent the estimated remaining lives of the long-term interest bearing assets acquired. Amortization is generally computed on an accelerated basis based on the expected reduction in the carrying value of such acquired assets. If no significant amount of long-term interest bearing assets is acquired, such value is amortized over the estimated life of the acquired deposit base, with amortization periods ranging from 10 to 15 years.


    (j) TRUST DEPARTMENT ASSETS AND INCOME

        Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported generally on a cash basis which approximates the accrual basis of accounting.

    (k) PER SHARE DATA

        The per share data is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year, adjusted to reflect the two-for-one stock split of August 30, 1993.

    (l) RECLASSIFICATIONS

        Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2.  ACQUISITION

    On September 28,1993 First Bancorporation of Ohio signed a definitive agreement to acquire Great Northern Financial Corporation located in Barberton, Ohio. The agreement provides that all outstanding shares and stock options will be acquired in exchange for a maximum of 1,882,440 shares of First Bancorporation of Ohio common stock. The transaction is to be accounted for as a pooling of interests. The acquisition is subject to the approval of Great Northern Financial Corporation's shareholders and regulatory and governmental authorities.

3.  INVESTMENT SECURITIES

    The book value and market value of investment securities are as follows:

                                                                          December 31,
                                          -----------------------------------------------------------------------------------------
                                                              1993                                        1992
                                          ---------------------------------------------   -----------------------------------------
                                                        GROSS       GROSS                            Gross        Gross
                                           BOOK         UNREALIZED  UNREALIZED   MARKET     Book     Unrealized   Unrealized  Market
                                           VALUE        GAINS       LOSSES       VALUE      Value    Gains        Losses      Value
                                           ---------    ----------  ----------   ------     -----    ----------   ----------  ------
        U.S. Treasury securities
          and U.S. Government agency
          obligations                      $  774,641     7,380       2,164     779,857    610,450     12,967      831      622,586
        Obligations of state
          and political subdivisions          147,673     2,768         250     150,191    133,687      5,907      121      139,473
        Mortgage-backed securities            217,142     6,292         485     222,949    337,703      8,437      706      345,434
        Other securities                       70,220     1,542         109      71,653     85,395      1,199      238       86,356
                                           ----------    ------       -----   ---------  ---------     ------    -----    ---------
                                           $1,209,676    17,982       3,008   1,224,650  1,167,235     28,510    1,896    1,193,849
                                           ==========    ======       =====   =========  =========     ======    =====    =========








        The book value and market value of investment securities including mortgage-backed securities and derivatives at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

                                                                     BOOK         MARKET
                                                                     VALUE        VALUE
                                                                 -----------    ---------
        Due in one year or less                                   $  188,063      190,424
        Due after one year through five years                        500,103      508,295
        Due after five years through ten years                        83,116       84,713
        Due after ten years                                          438,394      441,218
                                                                 -----------    ---------
                                                                 $ 1,209,676    1,224,650
                                                                 ===========    =========

        Proceeds from sales of investment securities during the years ended December 31, 1993 and 1992 were $27,257 and $96,912, respectively. Gross gains of $109 and $1,486, and gross losses of $80 and $118 were realized on these sales, respectively.

        The book value of investment securities pledged as collateral for trust and public deposits and other purposes required or permitted by law amounted to $602,694 and $549,918 at December 31, 1993 and 1992, respectively.

4.      LOANS

        Loans consist of the following:

                                                                     December 31,
                                                                --------------------
                                                                   1993      1992
                                                                 --------- ---------
        Commercial, financial and agricultural                  $  430,118   423,170
        Loans to individuals, net of
          unearned income of $590 and $1,401, respectively         597,875   520,318
        Real estate                                              1,311,788 1,359,289
        Lease financing                                             56,682    19,001
                                                                ---------- ---------
                                                                $2,396,463 2,321,778
                                                                ========== =========

        At December 31, 1993 and 1992, the Corporation serviced loans for others aggregating $388,548 and $306,459, respectively.

        The Corporation grants loans principally to customers located within the state of Ohio.

        The Corporation makes loans to officers and directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the year ended December 31, 1993 is summarized as follows:

        Aggregate amount at beginning of year                     $ 43,735
        Additions (deductions):
            New loans                                               42,018
            Repayments                                             (40,577)
            Changes in directors and their affiliations             (3,606)
                                                                   -------
        Aggregate amount at end of year                           $ 41,570
                                                                   =======

5.      ALLOWANCE FOR POSSIBLE LOAN LOSSES

        Transactions in the allowance for possible loan losses are summarized as follows:

                                                           Years ended December 31,
                                                          ----------------------------
                                                            1993      1992      1991
                                                          -------    -------   -------
         Balance at beginning of year                     $29,193     24,829    23,563
            Additions (deductions):
              Provision for possible loan losses            6,594     17,363    11,373
              Loans charged off                            (8,565)   (17,138)  (13,192)
              Recoveries on loans
                previously charged off                      3,999      4,139     3,085
                                                          -------    -------   -------
        Balance at end of year                            $31,221     29,193    24,829
                                                          =======    =======   =======

6.      RESTRICTIONS ON CASH AND DIVIDENDS

        The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $17,920 during 1993. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1993, cash and due from banks included $9,078 deposited with the Federal Reserve Bank and other banks for these reasons.

        Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1994 are restricted by the regulatory agencies principally to the total of 1994 net income plus $14,460, representing the undistributed net income of the past two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

7.      PREMISES AND EQUIPMENT

        The components of premises and equipment are as follows:

                                               December 31,        Estimated
                                             -----------------       useful
                                               1993      1992        lives
                                             --------   -------    ---------
             Land                            $ 10,100     9,487         --
             Buildings                         69,770    66,428    10-50 yrs
             Equipment                         55,683    52,000     3-50 yrs
             Leasehold improvements            10,809     9,915     1-40 yrs
                                             --------   -------    ---------
                                              146,362   137,830
             Less accumulated depreciation
               and amortization                76,558    70,379
                                             --------   -------
                                             $ 69,804    67,451
                                             ========   =======


        Amounts included in other expenses for depreciation and amortization aggregated $6,475, $6,771 and $7,032 for the years ended
        December 31, 1993, 1992 and 1991, respectively.

        At December 31, 1993, the Corporation was obligated for rental commitments under noncancellable operating leases on branch offices and equipment as follows:





               Years ending           Lease
               December 31,         commitments
               -------------       ----------------
                    1994                 $5,062
                    1995                  3,776
                    1996                  2,972
                    1997                  2,702
                    1998                  2,252
                 1999-2013                9,597
                 ---------               ------
                                        $26,361
                                        =======


         Rentals paid under noncancellable operating leases amounted to $4,631, $3,632 and $3,054 in 1993, 1992 and 1991, respectively.


8.       CERTIFICATES AND OTHER TIME DEPOSITS

         The aggregate amount of certificates and other time deposits of $100 and over at December 31, 1993 and 1992 was $117,137 and $129,011, respectively. Interest expense on these certificates and deposits amounted to $4,868 in 1993, $5,856 in 1992, and $21,862 in 1991.


9.       SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER
         BORROWINGS

         The average balance of securities sold under agreements to repurchase and other borrowings for the years ended December 31, 1993 and 1992, amounted to $148,822 and $144,054, respectively. In 1993 the weighted average annual interest rate amounted to 2.62%, compared to 2.95% in 1992. The maximum amount of these borrowings at any month end amounted to $176,768 in 1993 and $174,102 in 1992.


10.      FEDERAL INCOME TAXES

         Federal income taxes are comprised of the following:


                                                            Years ended December 31,
                                                       ------------------------------
                                                          1993        1992      1991
                                                        -------     -------   -------
        Taxes currently payable                         $25,390     26,213    15,530
        Deferred expense (benefit)                          345     (3,819)     (115)
        Adjustment to deferred taxes as a
            result of the 1993 rate increase               (215)        --        --
                                                        -------    -------   -------
                                                        $25,520     22,394    15,415
                                                        =======     ======    ======

         The effective federal income tax rate differs from the statutory federal income tax rate as shown below:

                                                  Years ended December 31,
                                                 --------------------------
                                                  1993      1992      1991
                                                 ------    ------    ------
             Statutory rate                        35%       34%        34%
             Decrease (increase) in rate
               due to:
               Interest income on tax-exempt
                 securities and tax-free
                 loans, net                         4         5          8
               Other                               (1)       (2)        (2)
                                                  ----      ----      -----
             Effective tax rate                    32%       31%        28%
                                                  ====      ====      =====

        For 1993, 1992 and 1991 the deferred federal income tax provision (benefit) results from temporary differences in the recognition of income and expense for federal income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                Years ended December 31,
                                              ---------------------------
                                               1993      1992      1991
                                              --------  -------- --------
          Loan loss provision                  $ (672)   (1,474)      (648)
          Deferred loan fees, net                  (7)     (421)      (450)
          Leasing                               1,172       136       (100)
          SFAS No. 87 pension expense             686      (635)       412
          SFAS No. 106 postretirement
            benefits                             (834)      (20)        --
          Other, net                               --    (1,405)       671
                                               -------   -------    -------
                                               $  345    (3,819)      (115)
                                               =======   =======    =======

        Principal components of the Corporation's net deferred tax asset are summarized as follows:

                                                                                        December 31,
                                                                                       ---------------
                                                                                        1993    1992
                                                                                       ------- -------
          Excess of book loan provision over tax loan provision                        $9,398    8,477
          Excess of tax depreciation over book depreciation                            (3,002)  (2,944)
          Leasing book basis income over tax basis                                     (3,226)  (1,995)
          Deferred loan fees tax basis income over book basis                           2,329    2,256
          Postretirement book basis expense over tax basis                                854       20
          Other                                                                          (143)     526
                                                                                       ------   ------
                                                                                       $6,210    6,340
                                                                                       ======   ======

11.      BENEFIT PLANS

         The Corporation has a defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee's compensation. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

         A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

         The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements:

                                                                           December 31,
                                                                  -----------------------------
                                                                   1993        1992       1991
                                                                  -------     ------     ------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $40,586, $33,980 and
    $30,118, respectively                                         $(43,988)   (35,663)   (31,422)
                                                                  ========     ======    =======
Projected benefit obligation                                      $(59,541)   (52,048)   (45,684)
  Plan assets at fair value, primarily U.S.
    government obligations, corporate bonds
    and investments in equity funds                                 61,919     54,424     51,912
                                                                  --------     ------    -------
Plan assets in excess of projected
  benefit obligation                                                 2,378      2,376      6,228
Unrecognized net gains                                              (3,288)    (3,837)    (7,528)
Unrecognized prior service cost                                      3,399      1,858      1,953
Remaining unrecognized net asset
  being amortized over employees'
  average remaining service life                                    (2,226)    (2,892)    (2,604)
                                                                  --------     ------    -------
Prepaid (accrued) pension cost                                    $    263     (2,495)    (1,951)
                                                                  ========     ======    =======
Expected long-term rate of return on assets                            9.0%       8.5%       8.5%
Weighted-average discount rate                                         7.5%       8.5%       8.5%
Rate of increase in future compensation levels                         5.0%       6.5%       6.5%
                                                                  ========     ======    =======


Net pension cost consists of the following components:

                                                                    Years ended December 31,
                                                                  ---------------------------
                                                                   1993        1992       1991
                                                                  -------     -------    -------
Service cost                                                      $2,536        2,199      2,101
Interest cost on projected benefit
  obligation                                                       4,088        3,975      3,483
Actual return on plan assets                                      (6,750)      (4,324)    (8,215)
Net total of other components                                      2,196          (41)     4,163
                                                                  ------       ------     ------
Net periodic pension cost                                         $2,070        1,809      1,532
                                                                  ======       ======     ======


The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches three years of credited service. Total savings plan expense was $1,684, $1,900 and $790 for 1993, 1992 and 1991, respectively.

12.      POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLAN

         The Corporation has a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1,1993 the plan was changed to limit the Corporation's medical contribution to 200% of the 1993 level for employees who retire after January 1,1993. The Corporation reserves the right to terminate or amend the plan at any time.

         On January 1,1993, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 106 "Employers Accounting for Postretirement Benefits Other Than Pensions". This statement requires that the cost of postretirement benefits expected to be provided to current and future retirees be accrued over those employees' service periods. In addition to recognizing the cost of benefits for the current period, SFAS No. 106 requires recognition of the cost of benefits earned in prior service periods (the transition obligation). Prior to 1993, postretirement benefits were accounted for on a cash basis. As of January 1,1993, the Corporation's accumulated postretirement benefit obligation (also its transition obligation) totalled approximately $19 million. The Corporation, as permitted by SFAS No. 106, has elected to amortize the transition obligation by charges to income over a twenty year period on a straight line basis.

         The following table sets forth the plan's status and amounts recognized in the Corporation's consolidated financial statements.

                                                                                    December 31,
                                                                                    ------------
                                                                                         1993
         Accumulated postretirement benefit obligation:                              --------
           Retirees                                                                  $(13,484)
           Fully eligible actives                                                      (3,275)
           Other actives                                                               (5,778)
                                                                                     ---------
         Total accumulated postretirement benefit obligation                          (22,537)
         Unrecognized prior net loss                                                    2,473
         Unrecognized prior service costs                                                  --
         Unrecognized transition obligation                                            18,057
                                                                                    ---------
         Accrued postretirement benefit cost                                         $ (2,007)
                                                                                    =========


                                                                             Year ended December 31,
                                                                             -----------------------
                                                                                         1993
                                                                                     ---------
         Service cost                                                                  $  494
         Interest cost                                                                  1,573
         Actual return on plan assets                                                      --
         Amortization of transition obligation                                            950
         Net of other amortization and deferrals                                           --
                                                                                       ------
         Net periodic postretirement cost                                              $3,017
                                                                                       ======

        The following actuarial assumptions affect the determination of these amounts:

                                                                    Plan year January 1,
                                                               -------------------------------
                                                                    1993               1994
                                                                -----------          ---------
         Expected long-term rate of return on assets                   N/A                N/A
         Weighted-average discount rate                               8.50%              7.50%
         Medical trend rates:
           Pre-65                                                14.3%-6.0%         14.3%-6.0%
           Post-65                                               13.5%-6.1%         13.5%-6.1%
                                                                 =========          =========

        Shown below is the impact of a 1% increase in the medical trend rates (i.e., pre-65, 15.3% for 1993 grading down to 7.0% in 2002; post-65 grading down to 7.1% in 2007). This information is required disclosure under SFAS 106.

                                                                   Current     Trend        %
                                                                     Trend       +1%   Change
                                                                   -------    -------  -------
         Aggregate of the service and interest
           components of net periodic postretirement
           health care benefit cost                                $ 1,937     2,027     +4.6%
         Accumulated postretirement benefit obligation
           for health care benefits                                $20,309    21,568     +6.2%

13.      STOCK OPTIONS

        The 1992 Stock Option Program provides incentive and non-qualified options to certain key employees for up to 1,000,000 common shares of the Corporation. In addition, the 1992 Directors Stock Option Program provides for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 100,000 common shares of the Corporation have been reserved. Options under these 1992 Programs are not exercisable for at least six months from date of grant.

        Options continue to be outstanding under the 1982 Incentive Stock Options Plan as amended in 1986; and these options are all fully exercisable.

        Options under these plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years, options granted as non-qualified stock options shall have terms established by a committee of the Board. Options are cancellable within defined periods of time based upon the reason for termination of employment.

        A summary of stock option activity for the years ended December 31, 1993, 1992 and 1991 follows:

                                                                    Shares
                                                      -------------------------------------
                                                      Available     Out-     Range of Option
                                                      for Grant   standing   Price per Share
                                                      ---------  ---------   ---------------
             Balance
              December 31, 1990                          85,150    319,320   $ 7.42-16.54
                 Cancelled                                   --    (14,800)   12.63-16.54
                 Exercised                                   --     (9,300)    7.42-13.32
                 Granted                                 (6,000)     6,000    13.32
                                                      ---------    -------   ------------
             Balance
              December 31, 1991                          79,150    301,220     8.59-16.54
                 Add'l shares reserved                1,100,000         --
                 Cancelled                                   --     (5,480)   10.82-16.54
                 Exercised                                   --    (78,060)    8.59-19.13
                 Granted                                (88,700)    88,700    18.50-19.13
                                                      ---------    -------   ------------
             Balance
              December 31, 1992                       1,090,450    306,380     8.59-19.13
                 Cancelled                                   --     (1,400)
                 Exercised                                   --    (53,600)    8.59-24.13
                 Granted                                (80,080)    80,080    24.13-24.19
                                                      ---------    -------   ------------
             Balance
              December 31, 1993                       1,010,370    331,460   $10.82-24.19
                                                      =========    =======   ============

        The Employee Stock Purchase Plan provides full-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Of the 200,000 shares available under the Plan, there were 10,946 shares issued in 1993.

14.      PARENT COMPANY

         Condensed financial information of First Bancorporation of Ohio (Parent Company only) is as follows:

                                                                                December 31,
                                                                               --------------
             CONDENSED BALANCE SHEETS                                         1993     1992
                                                                            --------  -------
             ASSETS
             Cash and due from banks                                        $  8,391    1,144
             Investment securities                                             1,390    1,818
             Loans to subsidiaries                                            49,566   28,214
             Investment in subsidiaries, at equity in
               underlying value of their net assets                          330,990  326,912
             Goodwill                                                            974    1,386
             Other assets                                                      5,117    2,490
                                                                            --------  -------
                                                                            $396,428  361,964
                                                                            ========  =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             Accrued and other liabilities                                   $ 4,787    3,699
             Shareholders' equity                                            391,641  358,265
                                                                            --------  -------
                                                                            $396,428  361,964
                                                                            ========  =======

             CONDENSED STATEMENTS OF INCOME                                   Years ended December 31,
                                                                            --------------------------
                                                                               1993     1992     1991
                                                                             -------  -------  -------
             Income:
               Cash dividends from subsidiaries                              $55,200   50,775   21,150
               Other income                                                   17,314   13,788      653
                                                                             -------   ------   ------
                                                                              72,514   64,563   21,803
             Interest and other expenses                                      23,466   19,296    2,345
                                                                             -------   ------   ------
             Income before federal income tax benefit
               and equity in undistributed income
               of subsidiaries                                                49,048   45,267   19,458
             Federal income tax benefit                                       (2,079)  (1,780)    (518)
                                                                             -------   ------   ------
                                                                              51,127   47,047   19,976
             Equity in undistributed income of
               subsidiaries                                                    4,078    3,653   19,582
                                                                             -------   ------   ------
                 Net income                                                  $55,205   50,700   39,558
                                                                             =======   ======   ======

             CONDENSED STATEMENTS OF CASH FLOWS                               Years ended December 31,
            -------------------------------------------------------------------------------------------
                                                                              1993      1992     1991
                                                                             -------   ------   ------
             Operating activities:
             Net income                                                      $55,205   50,700   39,558
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Equity in undistributed income
                 of subsidiaries                                              (4,078)  (3,653) (19,582)
               Other                                                          (1,127)   2,387      (28)
                                                                             -------   ------   ------
                   Net cash provided by operating
                     activities                                               50,000   49,434   19,948
                                                                             -------   ------   ------
             Investing activities:
               Proceeds from maturities of investment securities                 428       --       --
               Loans to subsidiaries                                         (21,352) (28,214)      --
               Purchases of investment securities                                 --     (568)      --
                                                                             -------   ------   ------
                   Net cash used by investing
                     activities                                              (20,924) (28,782)      --
                                                                             -------   ------   ------
             Financing activities:
               Cash dividends                                                (22,683) (20,687) (20,137)
               Proceeds from exercise of stock options                           854      819       86
                                                                             -------   ------   ------
                   Net cash used by financing
                     activities                                              (21,829) (19,868) (20,051)
                                                                             -------   ------   ------
               Net increase (decrease) in cash and cash equivalents            7,247      784     (103)
             Cash and cash eqivalents at beginning of year                     1,144      360      463
                                                                             -------   ------   ------
             Cash and cash equivalents at end of year                        $ 8,391    1,144      360
                                                                             =======   ======   ======

15.      FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosures of fair value information about certain financial instruments, whether or not recognized in the consolidated balance sheets. Instruments for which quoted market prices are not available are valued based on estimates using present value or other valuation techniques whose results are significantly affected by the assumptions used, including discount rates and future cash flows. Accordingly, the values so derived, in many cases, may not be indicative of amounts that could be realized in immediate settlement of the instrument. Also, certain financial instruments and all nonfinancial instruments are excluded from these disclosure requirements. For these and other reasons, the aggregate fair value amounts presented below are not intended to represent the underlying value of the Corporation.

        The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

        Investment securities -- Fair values are based on quoted market prices, or for certain fixed maturity securities not actively traded estimated values are obtained from independent pricing services.

        Federal funds sold -- The carrying amount is considered a reasonable estimate of fair value.

        Net loans -- Fair value for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts with an appropriate discount for any credit risk. Fair values of other types of loans are estimated by discounting the future cash flows using the current rates for which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Cash and due from banks -- The carrying amount is considered a reasonable estimate of fair value.

        Accrued interest receivable -- The carrying amount is considered a reasonable estimate of fair value.

        Deposits -- The carrying amount is considered a reasonable estimate of fair value for demand and savings deposits and other variable rate deposit accounts. The fair values for fixed maturity certificates of deposit and other time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.

        Securities sold under agreements to repurchase and other borrowings -- Fair values are estimated using rates currently available to the Corporation for similar types of borrowing transactions.

        Accrued interest payable -- The carrying amount is considered a reasonable estimate of fair value.

        Commitments to extend credit -- The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements, the creditworthiness of the counterparties, and the difference, if any, between current interest rates and the committed rates.

        Standby letters of credit and financial guarantees written -- Fair values are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations.

        Loans sold with recourse -- Fair value is estimated based on the present value of the estimated future liability in the event of default.

         The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                                     December 31,
                                                               --------------------------------------------------------------
                                                                        1993                                   1992
                                                                --------------------                   ---------------------
                                                                 CARRYING    FAIR                       Carrying     Fair
                                                                  AMOUNT     VALUE                       Amount      Value
                                                                ---------- ---------                   ----------  ---------
             Financial assets:
               Investment securities                            $1,209,676 1,224,650                    1,167,235  1,193,849
               Federal funds sold                                   58,750    58,750                       95,282     95,282
               Net loans                                         2,365,242 2,418,452                    2,292,585  2,345,891
               Cash and due from banks                             222,260   222,260                      210,890    210,890
               Accrued interest receivable                          24,822    24,822                       27,198     27,198
             Financial liabilities:
               Deposits                                          3,427,213 3,440,157                    3,384,113  3,398,715
               Securities sold under agreements to
                 repurchase and other borrowings                   148,889   148,889                      135,533    135,533
               Accrued interest payable                              5,830     5,830                        6,914      6,914
             Unrecognized financial instruments:
               Commitments to extend credit                             --        --                           --         --
               Standby letters of credit and
                 financial guarantees written                           --        --                           --         --
               Loans sold with recourse                                 --        --                           --         --

16.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and loans sold with recourse.

         These instruments involve, to varying degrees, elements recognized in the consolidated balance sheets. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

         The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk:

                                                                                            December 31,
                                                                                     -----------------------------
                                                                                       1993               1992
                                                                                     ---------         -----------
                      Commitments to extend credit                                   $799,717             729,961
                                                                                     =========         ===========
                      Standby letters of credit and financial guarantees written     $ 51,784              58,043
                                                                                     ========          ==========
                      Loans sold with recourse                                       $  2,434               3,721
                                                                                     =========         ===========

         Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $22,635 and $27,290 at December 31, 1993 and 1992, respectively, the remaining guarantees extend in varying amounts through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.


17.      CONTINGENCIES

        The nature of the Corporation's business results in a certain amount of litigation. Accordingly, the Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation's financial condition.

        During 1991, a federal suit was filed against First National Bank of Ohio (Bank), a subsidiary of the Parent Company, alleging conversion and negligence in the deposit of funds. The suit sought actual damages against the Bank plus punitive damages, interest, costs, attorneys' fees and other relief. State lawsuits brought by other claimants based on the same deposits have been stayed. Management, after consultation with legal counsel, believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely and the maximum exposure for damages approximates $7.3 million.

        During 1993, the court granted the Bank's motion for summary judgment in the federal lawsuit. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a notice of appeal. The Bank is vigorously seeking to have the favorable federal judgment affirmed on appeal. The Corporation continues to believe the Bank has meritorious defenses to all claims.

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

        Quarterly financial and per share data for the years ended December 31, 1993 and 1992 are summarized as follows:

                                                      In thousands (except per share data)
                                                     -----------------------------------------
                                                                     Quarters
                                                     -----------------------------------------
                                                         First    Second     Third     Fourth
                                                      ---------- ---------- --------- ---------
             Total interest income     1993              $70,319     70,459    68,859   68,083
                                       ====              =======     ======    ======   ======
                                       1992              $75,043     74,013    73,406   72,422
                                       ====              =======     ======    ======   ======
             Net interest income       1993              $45,686     46,799    45,793   46,211
                                       ====              =======     ======    ======   ======
                                       1992              $43,123     44,461    45,879   46,516
                                       ====              =======     ======    ======   ======
             Provision for possible
               loan losses             1993              $ 1,920      1,869     1,641    1,164
                                       ====              =======     ======    ======   ======
                                       1992              $ 4,164      4,097     3,358    5,744
                                       ====              =======     ======    ======   ======
             Income before federal
               income taxes            1993              $19,168     20,588    21,113   19,856
                                       ====              =======     ======    ======   ======
                                       1992              $17,579     17,284    18,528   19,703
                                       ====              =======     ======    ======   ======
             Net income                1993              $13,179     14,266    14,132   13,628
                                       ====              =======     ======    ======   ======
                                       1992              $12,228     12,122    12,692   13,658
                                       ====              =======     ======    ======   ======
             Net income per share      1993              $   .52        .57       .56      .54
                                       ====              =======     ======    ======   ======
                                       1992              $   .49        .48       .51      .54
                                       ====              =======     ======    ======   ======


19.      SHAREHOLDER RIGHTS PLAN

         On October 21, 1993 the Board of Directors of the Corporation adopted a shareholder rights plan ("Plan"). To implement the Plan, the Board declared a dividend of one purchase right ("Right") per share of Common Stock which dividend was distributed on November 5, 1993. The Plan provides that each share of Common Stock issued after November 1, 1993, shall also have one Right attached.

         Under the Plan, the Rights would be distributed on the 10th business day after either of the following events would occur: (1) a person acquires 15% or more of the outstanding shares of common stock of the Corporation, except if pursuant to a tender offer for all shares on terms determined by a majority of the "Continuing Directors" to be fair; or (2) the commencement of a tender or exchange offer that would result in a change in the ownership of 15% or more of the outstanding shares of Common Stock. After such an event, each Right would entitle the holder to purchase shares of Series A Preferred Stock of the Corporation. Any Rights held by an "acquiring person," however, would be void. If the Corporation is acquired in a merger, or there is a transfer of 50% or more of the Corporation's assets or earning power, each Right holder would be entitled to receive common shares of the acquiring company worth two times the exercise price of the Right.
         The Corporation may redeem the Rights for $0.01 per Right at any time prior to the 10th business day (subject to extension) following the date when a person acquires 15% of the outstanding shares of common stock.

MANAGEMENT'S REPORT

         The management of First Bancorporation of Ohio is responsible for the preparation and accuracy of the financial information presented in this annual report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles, based on the best estimates and judgment of management.

         The Corporation maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation's authorization and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. These systems and controls are reviewed by our internal auditors and independent auditors.

         The Audit Committee of the Board of Directors is composed of only outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The Audit Committee meets regularly with management, internal auditors and our independent auditors to review accounting, auditing and financial matters. The independent auditors and the internal auditors have free access to the Audit Committee.





/s/ Howard L. Flood                                /s/ Gary J. Elek
HOWARD L. FLOOD                                    GARY J. ELEK
President and Chief                                Senior Vice President
Executive Officer                                  and Treasurer

INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
First Bancorporation of Ohio:

         We have audited the accompanying consolidated balance sheets of First Bancorporation of Ohio and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, changes in shareholders' equity and cash flows of First Bancorporation of Ohio and subsidiaries for the year ended December 31, 1991 were audited by other auditors whose report dated January 19, 1992, except as to Note 16 which was as of February 13, 1992, expressed an unqualified opinion on those statements.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1993 and 1992 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorporation of Ohio and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand
Akron, Ohio
January 18, 1994

AVERAGE CONSOLIDATED BALANCE SHEETS,
Fully-tax Equivalent Interest Rates and Interest Differential
FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES

                                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                          1993                           1992                     1991
(DOLLARS IN THOUSANDS)                        -----------------------------  ------------------------- --------------------------
                                               AVERAGE              AVERAGE   Average           Average Average            Average
                                               BALANCE     INTEREST  RATE     Balance   Interest  Rate  Balance   Interest   Rate
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
ASSETS
Investment securities:
  U.S. Treasury securities and U.S.
    Government agency obligations (taxable)   $  931,837    60,301  6.47%      835,300    63,024  7.55%   791,123   65,977   8.34%
  Obligations of states and political
    subdivisions (tax-exempt)                    140,550    11,691  8.32       140,682    12,337  8.77    150,418   14,129   9.39
  Other securities                                99,656     6,174  6.20       144,870    10,833  7.48    142,896   12,317   8.62
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
    Total investment securities                1,172,043    78,166  6.67     1,120,852    86,194  7.69  1,084,437   92,423   8.52
Federal funds sold                                84,077     2,596  3.09        88,135     3,112  3.53    133,701    7,910   5.92
Loans                                          2,369,361   202,203  8.53     2,275,063   211,216  9.28  2,179,130  222,174  10.20
Less allowance for possible loan losses           30,690        --    --        26,979        --    --     24,799       --     --
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Net loans                                 2,338,671   202,203  8.65     2,248,084   211,216  9.40  2,154,331  222,174  10.31
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Total earning assets                      3,594,791   282,965  7.87     3,457,071   300,522  8.69  3,372,469  322,507   9.56
                                                            ------                       -------                   -------
Cash and due from banks                          214,963                       180,256                    172,776
Other assets                                     148,479                       146,947                    150,777
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Total assets                             $3,958,233                     3,784,274                  3,696,022
                                              ==========    ======   ====    =========   =======  ====  =========  =======   ====
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand--
    non-interest bearing                      $  639,265        --     --      538,722        --    --    479,977       --     --
  Demand--interest bearing                       293,153     6,903   2.35      268,549     7,709  2.87    236,589    9,867   4.17
  Savings                                      1,265,424    34,440   2.72    1,132,599    37,098  3.28    997,661   46,736   4.68
  Certificates and other time deposits         1,197,040    47,983   4.01    1,316,879    65,849  5.00  1,477,992   99,892   6.76
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Total deposits                            3,394,882    89,326   2.63    3,256,749   110,656  3.40  3,192,219  156,495   4.90
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                               148,822     3,905   2.62      144,054     4,249  2.95    147,349    7,170   4.87
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Total interest bearing liabilities        2,904,439    93,231   3.21    2,862,081   114,905  4.01  2,859,591  163,665   5.72
                                                            ------                       -------                   -------
Other liabilities                                 38,814                        40,816                     40,100
Shareholders' equity                             375,715                       342,655                    316,354
                                              ----------    ------   ----    ---------   -------  ----  ---------  -------   ----
     Total liabilities and shareholders'
       equity                                 $3,958,233                     3,784,274                  3,696,022
                                              ==========    ======   ====    =========   =======  ====  =========  =======   ====
Net yield on earning assets                                189,734   5.28                185,617  5.37             158,842   4.71
                                              ==========    ======   ====    =========   =======  ====  =========  =======   ====
Interest rate spread                                                 4.66                         4.68                       3.84
                                              ==========    ======   ====    =========   =======  ====  =========  =======   ====
Income on tax-exempt securities
  and loans                                                 10,454                        12,061                    15,372
                                              ==========    ======   ====    =========   =======  ====  =========  =======   ====

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.
       Non-accrual loans have been included in the average balances.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information about the Directors of Bancorporation, see "Election of Directors" on pages 1 through 6 of Bancorporation's Proxy Statement dated February 22, 1994 ("Proxy Statement"), which is incorporated herein by reference.

        Information about the Executive Officers of Bancorporation appears in
Part I of this report.

        Disclosures by Bancorporation with respect to compliance with Section 16(a) appear on page 6 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See "Executive Compensation and Other Information" on pages 7 through 16 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Principal Shareholders" and "Election of Directors" at page 16, and pages 1 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Certain Relationships and Related Transactions" at pages 15 and 16 of the Proxy Statement, which is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following Financial Statements appear in Part II of this
Report:

                   Independent Auditors' Report

                   Management's Report

                   Consolidated Balance Sheets
                           December 31, 1993 and 1992

                   Consolidated Statements of Income
                           Years ended December 31, 1993, 1992 and 1991

                   Consolidated Statements of Changes in Shareholders' Equity
                           Years ended December 31, 1993, 1992 and 1991

                   Consolidated Statements of Cash Flows
                           Years ended December 31, 1993, 1992 and 1991

                   Notes to Consolidated Financial Statements
                           Years ended December 31, 1993, 1992 and 1991

(a)(2) Financial Statement Schedules

                   All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this report.

(a)(3) Executive Compensation Plans and Arrangements

PLAN OR ARRANGEMENT                                 REFERENCE LOCATION
- -----------------------------------                 ----------------------------------
1982 Incentive Stock Option Plan of                 Registration Statement on Form S-8
First Bancorporation of Ohio                        No. 33-7266, Exhibit 4.2

1992 Stock Option Program of First                  Form 10-K for fiscal year ended
Bancorporation of Ohio                              December 31, 1991, Exhibit 10(c)

Employee Stock Purchase Plan of First               Form 10-K for fiscal year ended
Bancorporation of Ohio                              December 31, 1991, Exhibit 10(f)

1992 Directors Stock Option Program                 Form 10-K for fiscal year ended
                                                    December 31, 1991, Exhibit 10(g)

First Bancorporation of Ohio Executive              Form 10-K for fiscal year ended
Supplemental Retirement Plan                        December 31, 1991, Exhibit 10(i)

Form of First Bancorporation of Ohio                Form 10-K for fiscal year ended
Unfunded Supplemental Benefit Plan                  December 31, 1991, Exhibit 10(j)

First Bancorporation of Ohio Directors'             Form 10-K for fiscal year ended
Deferral Fee Plan                                   December 31, 1989, Exhibit 10(e)

Termination Agreement of Howard L.                  Form 10-K for fiscal year ended
Flood                                               December 31, 1991, Exhibit 10(l)

Form of Termination Agreement with                  Form 10-K for fiscal year ended
certain of the chief executive officers of          December 31, 1993, Exhibit 10(m)
the Subsidiaries of First Bancorporation
of Ohio

Addendum to Termination Agreement of                Form 10-K for fiscal year ended
Richard L. Hardgrove                                December 31, 1993, Exhibit 10(r)

Membership Agreement of Howard L.                   Form 10-K for fiscal year ended
Flood with respect to the First                     December 31, 1991, Exhibit 10(o)
Bancorporation of Ohio Executive
Supplemental Retirement Plan

Membership Agreement of Scott A.                    Form 10-K for fiscal year ended
Lyons, Jr. with respect to the First                December 31, 1991, Exhibit 10(q)
Bancorporation of Ohio Executive
Supplemental Retirement Plan

Supplemental Pension Agreement of                   Form 10-K for fiscal year ended
John R. Macso                                       December 31, 1991, Exhibit 10(r)

PLAN OR ARRANGEMENT                                 REFERENCE LOCATION
- ---------------------------------------             --------------------------------
First Bancorporation of Ohio Executive              Form 10-K for fiscal year ended
Post-Retirement Death Benefit Plan                  December 31, 1992, Exhibit 10(q)

First Amendment to the First                        Form 10-K for fiscal year ended
Bancorporation of Ohio Executive                    December 31, 1993, Exhibit 10(s)
Supplemental Retirement Plan

First Amendment to the First                        Form 10-K for fiscal year ended
Bancorporation of Ohio Executive Post-              December 31, 1993, Exhibit 10(t)
Retirement Death Benefit Plan

Second Amendment to the First                       Form 10-K for fiscal year ended
Bancorporation of Ohio Executive Post-              December 31, 1993, Exhibit 10(u)
Retirement Death Benefit Plan

(b)   Report on Form 8-K

      On November 4, 1993, Bancorporation filed a report on Form
      8-K relating to the adoption of a Shareholder Rights
      Agreement dated October 21, 1993, between Bancorporation and
      First National.

(c)   Exhibits

      See the Exhibit Index which appears following the Signatures section of this report.

(d)   Financial Statements

      See subparagraph (a)(1) above.


                      (signatures begin on next page)

                              SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 16th day of March, 1994.

                                           FIRST BANCORPORATION OF OHIO


                                           By: /s/ Howard L. Flood
                                               --------------------------
                                               Howard L. Flood, President
                                               and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 16th day of March, 1994 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

           SIGNATURE                                                    TITLE
/s/ Howard L. Flood
- --------------------------------------------               President and Chief Executive Officer
Howard L. Flood                                            (Principal Executive Officer) and
                                                           Director
/s/ Gary J. Elek
- --------------------------------------------               Senior Vice President and Treasurer
Gary J. Elek                                               (Principal Financial Officer and
                                                           Principal Accounting Officer)

- --------------------------------------------               Director
John C. Blickle
/s/ C. Donald Bramley
- --------------------------------------------               Director
C. Donald Bramley
/s/ Robert M. Carter
- --------------------------------------------               Director
Robert M. Carter

- --------------------------------------------               Director
Richard A. Chenoweth
/s/ Elizabeth A. Dalton
- --------------------------------------------               Director
Elizabeth A. Dalton

                      (signatures continued on next page)

                        (signatures continued from previous page)
           SIGNATURE                                                    TITLE

- --------------------------------------------               Director
Harold Graves, Jr.
/s/ Terry L. Haines
- --------------------------------------------               Director
Terry L. Haines
/s/ Richard L. Hardgrove
- --------------------------------------------               Director
Richard L. Hardgrove
/s/ Clifford J. Isroff
- --------------------------------------------               Director
Clifford J. Isroff

- --------------------------------------------               Director
David B. Jones

- --------------------------------------------               Director
Donald M. Lambert
/s/ Philip A. Lloyd, II
- --------------------------------------------               Director
Philip A. Lloyd, II
/s/ Robert G. Merzweiler
- --------------------------------------------               Director
Robert G. Merzweiler
/s/ Stephen E. Myers
- --------------------------------------------               Director
Stephen E. Myers
/s/ Gilbert H. Neal
- --------------------------------------------               Director
Gilbert H. Neal
/s/ Roger T. Read
- --------------------------------------------               Director
Roger T. Read

- --------------------------------------------               Director
Justin T. Rogers, Jr.

- --------------------------------------------               Director
Dale W. Smucker

- --------------------------------------------               Director
Del Spitzer



EXHIBIT NUMBER                     EXHIBIT INDEX
(2 )1                    Agreement to Affiliate and Plan of Merger by and
                         between First Bancorporation of Ohio and Great
                         Northern Financial Corporation dated September 28,
                         1993

(3)(a)2                  Amended and Restated Articles of Incorporation of First
                         Bancorporation of Ohio

(3)(b)3                  Code of Regulations, as amended, of First
                         Bancorporation of Ohio

(3)(c)4 Shareholders Rights Agreement dated October 21, 1993 between First Bancorporation of Ohio and First
                         National Bank of Ohio

(4)                      Description of Shares contained in Exhibit 3(a) above

(10)(a)5                 1982 Incentive Stock Option Plan of First
                         Bancorporation of Ohio

(10)(b)6                 Incentive Stock Option Agreement relating to 1982
                         Incentive Stock Option Plan of First Bancorporation of
                         Ohio

(10)(c)7                 1992 Stock Option Program of First Bancorporation of
                         Ohio

(10)(d)8                 Incentive Stock Option Agreement relating to the 1992
                         Stock Option program of First Bancorporation of Ohio

- ---------------
1 Incorporated by reference to Appendix A to the Prospectus and Proxy Statement included in First Bancorporation of Ohio's
  ("Bancorporation") Registration Statement on Form S-4 (No. 33-51401) filed with the Commission on December 10, 1993.

2 Incorporated by reference to Exhibit 3 to Bancorporation's Form 8-K filed with the Commission on November 4, 1993.

3 Incorporated by reference to Exhibit 3(a) of Bancorporation's Registration Statement on Form S-4 (No. 33-24925) filed with the
  Commission on October 17, 1988.

4 Incorporated by reference to Exhibit 4 to Bancorporation's Registration Statement on Form 8-A filed with the Commission on
  November 4, 1993.

5 Incorporated by reference to Exhibit 4.2 of Bancorporation's Registration Statement on Form S-8 (No. 33-7266), filed with the
  Commission on July 15, 1986.

6 Incorporated by reference to Exhibit 4.3 of Bancorporation's Registration Statement on Form S-8 (No. 33-7266), filed with the
  Commission on July 15, 1986.

7 Incorporated by reference to Exhibit 10(c) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

8 Incorporated by reference to Exhibit (10)(d) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

EXHIBIT NUMBER                     EXHIBIT INDEX
(10)(e)9                 Non-Qualified Stock Option Agreement relating to the
                         1992 Stock Option Program of First Bancorporation of
                         Ohio

(10)(f)10 Employee Stock Purchase Plan of First Bancorporation of Ohio

(10)(g)11                1992 Directors Stock Option Program

(10)(h)12                Directors Stock Option Agreement relating to the 1992
                         Directors Stock Option Program of First Bancorporation of Ohio

(10)(i)13                First Bancorporation of Ohio Executive Supplemental
                         Retirement Plan

(10)(j)14                Form of First Bancorporation of Ohio Unfunded
                         Supplemental Benefit Plan

(10)(k)15                First Bancorporation of Ohio Directors' Deferral Fee
                         Plan

(10)(l)16                Termination Agreement of Howard L. Flood

(10)(m)17 Form of Termination Agreement with certain of the chief executive officers of the Subsidiaries of First
                         Bancorporation of Ohio

- ---------------
9  Incorporated by reference to Exhibit 10(e) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

10 Incorporated by reference to Exhibit 10(f) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

11 Incorporated by reference to Exhibit 10(g) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commision on March 16, 1992.

12 Incorporated by reference to Exhibit 10(h) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

13 Incorporated by reference to Exhibit 10(i) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

14 Incorporated by reference to Exhibit 10(j) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

15 Incorporated by reference to Exhibit 10(e) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 13, 1990.

16 Incorporated by reference to Exhibit 10(l) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

17 Incorporated by reference to Exhibit 10(m) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 15, 1993.

EXHIBIT NUMBER                     EXHIBIT INDEX
(10)(n)18                Membership Agreement of Howard L. Flood with respect
                         to the First Bancorporation of Ohio Executive
                         Supplemental Retirement Plan

(10)(o)19 Membership Agreement of Scott A. Lyons, Jr. with respect to the First Bancorporation of Ohio Executive
                         Supplemental Retirement Plan

(10)(p)20                Supplemental Pension Agreement of John R. Macso

(10)(q)21                First Bancorporation of Ohio Executive Post-Retirement
                         Death Benefit Plan

(10)(r)                  Addendum to Termination Agreement of Richard L.
                         Hardgrove

(10)(s)                  First Amendment to the First Bancorporation of Ohio
                         Executive Supplemental Retirement Plan

(10)(t)                  First Amendment to the First Bancorporation of Ohio
                         Executive Post-Retirement Death Benefit Plan

(10)(u)                  Second Amendment to the First Bancorporation of Ohio
                         Executive Post-Retirement Death Benefit Plan

(13)                     Independent Auditors' Report by KPMG Peat Marwick

(21)                     Subsidiaries of Bancorporation

(23)(a)                  Consent of Coopers & Lybrand

(23)(b)                  Consent of KPMG Peat Marwick

- ---------------
18 Incorporated by reference to Exhibit 10(o) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

19 Incorporated by reference to Exhibit 10(q) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

20 Incorporated by reference to Exhibit 10(r) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

21 Incorporated by reference to Exhibit 10(q) of Bancorporation's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 15, 1993.
