Form 10-K/A
period 1993-12-31
FIRST BANCORPORATION OF OHIO
filed 1994-04-29
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                     =====================================

                                  FORM 10-K/A

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                         COMMISSION FILE NUMBER 0-10161

                                AMENDMENT NO. 1

                          FIRST BANCORPORATION OF OHIO
             (Exact name of registrant as specified in its charter)

         OHIO                                          34-1339938
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

800 FIRST NATIONAL TOWER, AKRON, OHIO         44308          (216) 384-8000
Address of principal executive offices)     (Zip code)     (Telephone Number)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 1994: $571,982,201.

          Indicate the number of shares outstanding of registrant's common stock as of April 22, 1994: 27,131,606 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Proxy Statement of First Bancorporation of Ohio, dated February 22, 1994, in Part III.

          The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1993, for the purpose of furnishing the financial statements for the First Bancorporation of Ohio Employee Stock Purchase Plan:

                                    PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                          FIRST BANCORPORATION OF OHIO
                          EMPLOYEE STOCK PURCHASE PLAN
                                   --------

                    for the year ended December 31, 1993 and for the period July 2, 1992 (inception)
                           through December 31, 1992





                                C O N T E N T S
                                   --------

                                                                           Pages


Report of Independent Accountants                                         1


Financial Statements:

     Statements of Net Assets Available for Plan
         Benefits at December 31, 1993 and 1992                           2

     Statements of Changes in Net Assets Available
         for Plan Benefits for the year ended
         December 31, 1993 and for the period
         July 2, 1992 (inception) through
         December 31, 1992                                                3


Notes to Financial Statements                                            4-5

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Trustees of the
First Bancorporation of Ohio
Employee Stock Purchase Plan:


We have audited the accompanying statements of net assets available for plan benefits of the First Bancorporation of Ohio Employee Stock Purchase Plan (the "Plan") as of December 31, 1993 and 1992 and the related statements of changes in net assets available for plan benefits for the year ended December 31, 1993 and for the period July 2, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1993 and 1992 and the changes in net assets available for Plan benefits for the year ended December 31, 1993 and for the period July 2, 1992 (inception) through December 31, 1992 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand


Akron, Ohio
April 22, 1994

                          FIRST BANCORPORATION OF OHIO
                          EMPLOYEE STOCK PURCHASE PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1993 and 1992
                                   ---------

                                  ASSETS                                                 1993                 1992
                                                                                         ----                 ----
 Cash                                                                                  $132,120              $102,358

 Investment in First Bancorporation
     of Ohio common shares, at fair value                                               267,150                  -
                                                                                       --------              --------

          Net assets available for plan
              benefits                                                                 $399,270              $102,358
                                                                                       ========              ========





                     The accompanying notes are an integral
                       part of the financial statements.

                          FIRST BANCORPORATION OF OHIO
                          EMPLOYEE STOCK PURCHASE PLAN

        STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

            for the year ended December 31, 1993 and for the period
               July 2, 1992 (inception) through December 31, 1992


                                                                                           1993                1992
                                                                                           ----                ----
 Additions to plan assets attributable to:
   Employee contributions                                                                $253,702            $105,180
   Dividend income                                                                          7,074                -
   Net appreciation in fair value of First
       Bancorporation of Ohio common shares                                                74,198                -
                                                                                         --------            --------

                  Total additions                                                         334,974             105,180
                                                                                         --------            --------

 Deductions to plan assets attributable to:
   Benefits paid to participants                                                           30,988               2,822
   Dividends paid to participants                                                           7,074                -
                                                                                         --------            --------

                  Total deductions                                                         38,062               2,822
                                                                                         --------            --------

                    Net increase                                                          296,912             102,358

 Net assets available for plan benefits,
     beginning of period                                                                  102,358                -
                                                                                         --------            --------

 Net assets available for plan benefits,
     end of period                                                                       $399,270            $102,358
                                                                                         ========            ========





                     The accompanying notes are an integral
                       part of the financial statements.

                          FIRST BANCORPORATION OF OHIO
                          EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS
                                   -------


1. Plan Description and Basis of Presentation:
   -------------------------------------------
     The following brief description of the First Bancorporation of Ohio (the "Corporation") Employee Stock Purchase Plan (the "Plan") is provided for general information purposes only. Participants should refer to the Prospectus for more complete information.

     GENERAL - The Board of Directors of the Corporation established the Plan on February 13, 1992 which was approved by the shareholders at the annual meeting on April 8, 1992. The first contributions to the Plan were received on July 2, 1992. The Plan provides eligible full- time employees of the Corporation with the opportunity to acquire the Corporation's Common Shares on a payroll deduction basis.

     CONTRIBUTIONS - Contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to five percent of the participant's compensation. The election to participate in the Plan must be completed on or before 15 business days prior to the commencement of a semiannual grant period. The semiannual grant dates are July 2 and January 2.

     All contributions to the Plan are maintained by the Trust and Financial Services Division of a subsidiary of the Corporation, the trustee of the Plan.

     VESTING - Participants are 100% vested in their account balances at all times.

     PURCHASES OF COMMON SHARES - Under the Plan, up to 200,000 of the Corporation's Common Shares may be issued, subject to adjustment in the event of certain transactions affecting the Corporation's capital structure. Each participant in the Plan on a semiannual grant date is granted the option to purchase, from such funds as contributed by the participant, whole Common Shares of the Corporation at the option price of 85% of the fair market value of such shares valued as of the business day immediately preceding the semiannual grant date. All such Common Shares acquired on behalf of a participant under the Plan are maintained on a book entry basis on the records of the Corporation in an account for the participant.

     ELIGIBILITY - Any person who has been employed by the Corporation or any of its subsidiaries for at least six months and who currently is employed on a regular full-time basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees.

                          FIRST BANCORPORATION OF OHIO
                          EMPLOYEE STOCK PURCHASE PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued


     TRANSFERABILITY - Rights to purchase Common Shares under the Plan are not transferable, except by will or the laws of descent of distribution, and they may not be subjected to any lien or liability. Options expire on termination of employment for any reason other than disability or leave of absence. No participant may purchase shares under the Plan if, after the purchase, the participant would own more than 5% of the outstanding Common Shares of the Corporation. In addition, no participant may purchase shares exceeding $25,000 in fair market value in any one calendar year.

     EXPENSES - Administrative expenses and other Plan expenses are paid by the Corporation.


2.   Summary of significant Accounting Policies:
     -------------------------------------------
     BASIS OF PRESENTATION - The accompanying financial statements have been prepared on an accrual basis in accordance with generally accepted accounting principles.

     INVESTMENTS - The investment in the Corporation's common shares is valued at fair market value using readily available published market values.

     ADMINISTRATIVE EXPENSES - Administrative expenses of the plan are paid by the Company.


3.   Right to Terminate:
     -------------------
     Although it has not expressed any interest to do so, the Company has the right to terminate the Plan at any time. In the event of Plan termination all assets in the Plan must be used solely for distributions to Plan participants.

4.   Income Tax Status:
     ------------------
     The Plan is a non-qualified plan under the Internal Revenue Code. As such, the Plan is exempt from federal income taxes and distribution in excess of basis are taxable to the participants of the Plan.

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

     Consolidated Statements of Cash Flow

       Years ended December 31, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

       Years ended December 31, 1993, 1992 and 1991


     Statements of Net Assets Available for First Bancorporation of Ohio
        Employee Stock Purchase Plan Benefits at December 31, 1993 and 1992

     Statements of Changes in Net Assets Available for First
        Bancorporation of Ohio Employee Stock Purchase Plan Benefits for the year ended December 31, 1993 and for the period July 2, 1992 (inception) through December 31, 1992

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of April, 1994.

                                     FIRST BANCORPORATION OF OHIO


                                    By: /s/ Gary J. Elek
                                       ----------------------------------------
                                       Gary J. Elek, Senior Vice President
                                       and Treasurer (Principal Financial
                                       Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX


                     Exhibit
                       No.                           ITEM
                                        ---------------------------------


                       23               Consent of Coopers & Lybrand