Form 10-Q
period 1994-03-31
FIRST BANCORPORATION OF OHIO
filed 1994-05-13
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                (x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE AT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31,1994

                         COMMISSION FILE NUMBER 0-10161



                          FIRST BANCORPORATION OF OHIO
             (Exact name of registrant as specified in its charter)



           OHIO                                 34-1339938
(State or other jursidiction of      (IRS Employer Identification
incorporation or organization)                   Number)

                   106 SOUTH MAIN STREET, AKRON, OHIO 44308
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (216) 384-8000
                              (TELEPHONE NUMBER)


                  SHARES OF COMMON STOCK, AS OF MARCH 31, 1994
                                   25,262,865



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO

                          FIRST BANCORPORATION OF OHIO

                         PART I - FINANCIAL STATEMENTS



ITEM 1 FINANCIAL STATEMENTS
- - ---------------------------

  The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

     Consolidated Balance Sheets as of March 31, 1994, December 31, 1993 and March 31, 1993

     Consolidated Statements of Income for the three months ended
     March 31, 1994 and 1993

     Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1993 and for the three months ended March 31, 1994

     Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- - ---------------------------------------------
                                                                                  (In thousands)
                                                                   ---------------------------------------------
                                                                   March 31,       December 31,        March 31,
                                                                   ---------       -----------        ----------
                                                                     1994              1993              1993
- - -----------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                             $1,200,008         1,209,676         1,135,328
Federal funds sold                                                    76,578            58,750            66,245
Loans less unearned income                                         2,458,931         2,396,463         2,379,474
Less allowance for possible loan losses                               31,795            31,221            29,932
                                                                  ----------        ----------        ----------
    Net loans                                                      2,427,136         2,365,242         2,349,542
                                                                  ----------        ----------        ----------
    Total earning assets                                           3,703,722         3,633,668         3,551,115
Cash and due from banks                                              229,135           222,260           160,195
Premises and equipment, net                                           70,665            69,804            68,348
Accrued interest receivable and other assets                          82,732            70,996            92,671
                                                                  ----------        ----------        ----------
                                                                  $4,086,254         3,996,728         3,872,329
                                                                  ==========        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                     $  670,274           687,672           552,744
  Demand-interest bearing                                            319,702           314,165           281,880
  Savings                                                          1,329,546         1,299,967         1,253,351
  Certificates and other time deposits                             1,155,857         1,125,409         1,232,098
                                                                  ----------        ----------        ----------
    Total deposits                                                 3,475,379         3,427,213         3,320,073
Securities sold under agreements to repurchase
  and other borrowings                                               174,606           148,889           141,594
                                                                  ----------        ----------        ----------
    Total funds                                                    3,649,985         3,576,102         3,461,667
Accrued taxes, expenses, and other liabilities                        40,559            28,985            44,338
                                                                  ----------        ----------        ----------
    Total liabilities                                              3,690,544         3,605,087         3,506,005

Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 3,500,000 shares                            -                 -                 -
  Common stock, without par value:
    authorized 40,000,000 shares; issued 25,262,865,
    25,249,166 and 12,603,536 shares, respectively                    83,424            83,218            42,012
  Surplus                                                               -                 -               40,647
  Net unrealized holding gains (losses)
   on available for sale securities                                   (4,262)             -                 -
  Retained earnings                                                  316,548           308,423           283,665
                                                                  ----------        ----------        ----------
    Total shareholders' equity                                       395,710           391,641           366,324
                                                                  ----------        ----------        ----------
                                                                  $4,086,254         3,996,728         3,872,329
                                                                  ==========        ==========        ==========


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
- - ---------------------------------------------
(In thousands except ratios)
                                                                                    Quarters
                                                        ---------------------------------------------------------------
                                                           1994                              1993
                                                        ----------     -------------------------------------------------
                                                                         4th           3rd            2nd         1st
- - -------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                   $1,201,541     1,203,833     1,175,230     1,149,905      1,161,204
Federal funds sold                                           9,977       100,176        79,048        89,433         55,341
Loans less unearned income                               2,412,611     2,380,701     2,370,152     2,378,200      2,347,656
Less allowance for possible
  loan losses                                               31,828        31,446        30,968        30,515         29,811
                                                        ----------     ---------     ---------     ---------      ---------
    Net loans                                            2,380,783     2,349,255     2,339,184     2,347,685      2,317,845
                                                        ----------     ---------     ---------     ---------      ---------
    Total earning assets                                 3,662,301     3,653,264     3,593,462     3,587,023      3,534,390
Cash and due from banks                                    215,326       221,541       218,824       172,373        161,175
Premises and equipment, net                                 69,731        69,355        68,607        68,405         67,897
Accrued interest receivable
  and other assets                                          66,659        69,808        78,257        83,611         83,754
                                                        ----------     ---------     ---------     ---------      ---------
                                                        $4,014,017     4,013,968     3,959,150     3,911,412      3,847,216
                                                        ==========     =========     =========     =========      =========
LIABILITIES
Deposits:
  Demand-non-interest bearing                           $  664,958       691,229       633,426       586,023        548,437
  Demand-interest bearing                                  310,004       303,513       295,097       290,524        282,483
  Savings                                                1,311,267     1,291,935     1,273,293     1,263,823      1,229,775
  Certificates and other time
    deposits                                             1,127,723     1,148,931     1,191,274     1,216,353      1,235,326
                                                        ----------     ---------     ---------     ---------      ---------
    Total deposits                                       3,413,952     3,435,608     3,393,090     3,356,723      3,296,021
Securities sold under agreements to
  repurchase and other borrowings                          172,393       158,930       148,730       142,238        142,512
                                                        ----------     ---------     ---------     ---------      ---------
    Total funds                                          3,586,345     3,594,538     3,541,820     3,498,961      3,438,533
Accrued taxes, expenses and
  other liabilities                                         32,448        32,541        39,263        42,801         45,417
                                                        ----------     ---------     ---------     ---------      ---------
    Total liabilities                                    3,618,793     3,627,079     3,581,083     3,541,762      3,483,950
SHAREHOLDERS' EQUITY                                       395,224       386,889       378,067       369,650        363,266
                                                        ----------     ---------     ---------     ---------      ---------
                                                        $4,014,017     4,013,968     3,959,150     3,911,412      3,847,216
                                                        ==========     =========     =========     =========      =========
RATIOS
Net income as a percentage of:
    Average assets                                            1.42%         1.35%         1.42%         1.46%          1.39%
    Average shareholders' equity                             14.44%        13.97%        14.83%        15.48%         14.71%


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
- - ---------------------------------------------
                                                                            (In thousands except per
                                                                                   share data)
                                                                         ------------------------------
                                                                             Quarters Ended March 31,
                                                                         ------------------------------
                                                                          1994                   1993
- - -------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                             $48,349                 50,305
  Interest and dividends on securities:
    Taxable                                                               14,997                 17,664
    Exempt from Federal income taxes                                       1,958                  1,913
  Interest on Federal funds sold                                             651                    437
                                                                         -------                -------
      Total interest income                                               65,955                 70,319
                                                                         -------                -------
Interest expense:
  Interest on deposits:
    Demand-interest bearing                                                1,696                  1,771
    Savings                                                                7,673                  9,108
    Certificates and other time deposits                                  10,416                 12,877
  Interest on securities sold under agreements
    to repurchase and other borrowings                                     1,164                    877
                                                                         -------                -------
      Total interest expense                                              20,949                 24,633
                                                                         -------                -------
      Net interest income                                                 45,006                 45,686
Provision for possible loan losses                                         1,298                  1,920
                                                                         -------                -------
      Net interest income after provision
        for possible loan losses                                          43,708                 43,766
                                                                         -------                -------
Other income:
  Trust department income                                                  3,516                  2,448
  Service charges on depositors' accounts                                  4,994                  5,194
  Credit card fees                                                         1,877                  1,793
  Securities gains-net                                                       (28)                   (51)
  Other operating income                                                   4,329                  3,700
                                                                         -------                -------
      Total other income                                                  14,688                 13,084
                                                                         -------                -------
                                                                          58,396                 56,850
                                                                         -------                -------
Other expenses:
  Salaries, wages, pension and employee benefits                          19,847                 19,150
  Net occupancy expense                                                    3,450                  2,915
  Equipment expense                                                        2,242                  2,429
  Other operating expense                                                 12,781                 13,188
                                                                         -------                -------
      Total other expenses                                                38,320                 37,682
                                                                         -------                -------
      Income before Federal income taxes                                  20,076                 19,168
Federal income taxes                                                       6,003                  5,989
                                                                         -------                -------
      Net income                                                          14,073                 13,179
                                                                         -------                -------

Per share data based on average number of
  shares outstanding:
    Net income                                                               .56                    .52

    Dividends paid                                                           .24                    .22

  Weighted average number of shares
    outstanding                                                       25,256,288             25,201,412


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
- - ----------------------------------------------------------
Year Ended December 31, 1993 and
Three Months Ended March 31, 1994
                                                                                  (In thousands)
                                                     ----------------------------------------------------------------------
                                                                               Net unrealized
                                                                               holding gains
                                                                               (losses) on                          Total
                                                     Common                    available for      Retained      Shareholders'
                                                     Stock        Surplus      sale securities    Earnings         Equity
                                                     ------       -------      ---------------    --------      -----------
Balance at December 31, 1992                         $41,993       40,371             -             275,901         358,265
  Net Income                                            -            -                -              55,205          55,205
  Cash dividends ($.90 per share)                       -            -                -             (22,683)        (22,683)
  Stock options exercised                                854         -                -               -                 854
  Elimination of par value                            40,371      (40,371)            -               -                 -
                                                     -------       ------           -----           -------         -------
Balance at December 31, 1993                          83,218         -                -             308,423         391,641
  Net Income                                            -            -                -              14,073          14,073
  Cash dividends ($ .24 per share)                      -            -                -              (5,948)         (5,948)
  Stock options exercised                                206         -                -               -                 206
  Market adjustment investment securities               -            -             (4,262)            -              (4,262)
                                                     -------       ------           -----           -------         -------
Balance at March 31, 1994                            $83,424         -             (4,262)          316,548         395,710
                                                     -------       ------           -----           -------         -------


FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1994 and 1993
- - ---------------------------------------------
                                                                      (In thousands)
                                                                 -------------------------
                                                                   1994             1993
                                                                 -------------------------
OPERATING ACTIVITIES
Net income                                                        $14,073           13,179
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                         1,298            1,920
  Provision for depreciation                                        1,672            1,588
  Amortization of investment security premiums, net                  (557)             771
  Amortization of income for lease financing                       (1,271)            (485)
  Loss on sales of investment securities, net                          28               51
  Deferred income taxes                                               301             (665)
  Increase in interest receivable                                  (1,839)          (1,708)
  Decrease in interest payable                                       (251)            (314)
  Amortization of values ascribed to acquired intangibles             813              817
  Other increases (decreases)                                       2,833           (1,995)
                                                                 --------          -------
                                                                   17,100           13,159
NET CASH PROVIDED BY OPERATING ACTIVITIES

Investing Activities
- - --------------------
*Proceeds from sales of investment securities
 held to maturity                                                     145            5,607
Proceeds from sales of investment securities
 available for sale                                                14,901             -
*Proceeds from maturities of investment securities
 held to maturity                                                  97,679          102,184
Proceeds from maturities of investment securities
 available for sale                                                19,772             -
*Purchases of investment securities held to maturity              (56,772)         (76,706)
Purchases of investment securities available for sale             (71,809)            -
Net (increase) decrease in short-term investments                 (17,828)          29,037
Net increase in loans                                             (42,377)         (53,436)
Purchases of assets to be leased                                  (25,910)          (7,191)
Principal payments received under leases                            6,366            2,235
Purchases of premises and equipment                                (2,697)          (3,666)
Sales of premises and equipment                                       164            1,181
                                                                 --------          -------
NET CASH USED BY INVESTING ACTIVITIES                             (78,366)            (755)

Financing Activities
- - --------------------
Net increase (decrease) in demand, NOW and
savings deposits                                                   17,718          (62,856)
Net increase (decrease) in time deposits                           30,448           (1,184)
Net increase in short-term borrowings                              25,717            6,061
Cash dividends                                                     (5,948)          (5,415)
Proceeds from exercise of stock options                               206              295
                                                                 --------          -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   68,141          (63,099)

Increase (decrease) in cash and cash equivalents                    6,875          (50,695)
Cash and cash equivalents at beginning of year                    222,260          210,890
                                                                 --------          -------
Cash and cash equivalents at end of period                       $229,135          160,195
                                                                 ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- - -------------------------------------------------
Cash paid during the year for:
  Interest, net of amount capitalized                             $13,485           15,358
  Income taxes                                                          0            2,350
                                                                 ========          =======

*Note - The investment portfolio was not classified as held to maturity or available for sale until fiscal year beginning 1994. The investment securities cash flow information for fiscal year 1993 is classified as held to maturity in the above analysis.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and
Interest Differential
(Dollars in thousands)

                                                         Quarters ended March 31,           Year ended December 31,
                                                     ---------------------------------   -------------------------------
                                                                     1994                            1993
                                                     ----------------------------------  --------------------------------
                                                       Average                Average      Average                Average
                                                       Balance     Interest    Rate        Balance    Interest     Rate
- - -------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                 $1,201,541     17,909     5.96%      1,172,043     78,166     6.67%
Federal funds sold                                        79,977        651     3.30%         84,077      2,596     3.09%
Loans, net of unearned income                          2,412,611     48,635     8.18%      2,369,361    202,203     8.53%
  Less allowance for possible loan losses                 31,828        -                     30,690
                                                      ----------     ------                ---------    -------
    Net loans                                          2,380,783     48,635     8.28%      2,338,671    202,203     8.65%
Cash and due from banks                                  215,326        -         -          214,963       -          -
Other assets                                             136,390        -         -          148,479       -          -
                                                      ----------     ------                ---------    -------
  Total assets                                        $4,014,017     66,935       -        3,958,233    282,965       -
                                                      ==========     ======                =========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                              $  664,958        -         -          639,265       -          -
  Demand-
    interest bearing                                     310,004      1,696     2.22%        293,153      6,903     2.35%
  Savings                                              1,311,267      7,673     2.37%      1,265,424     34,440     2.72%
  Certificates and other time deposits                 1,127,723     10,416     3.75%      1,197,040     47,983     4.01%
                                                      ----------     ------                ---------     ------
    Total deposits                                     3,413,952     19,785     2.35%      3,394,882     89,326     2.63%
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                       172,393      1,164     2.74%        148,822      3,905     2.62%
Other liabilities                                         32,448        -                     38,814        -
Shareholders' equity                                     395,224        -                    375,715        -
                                                      ----------     ------                ---------     ------
  Total liabilities and shareholders' equity          $4,014,017     20,949       -        3,958,233     93,231       -
                                                      ==========     ======                =========    =======
Total earning assets                                  $3,662,301     66,935     7.41%      3,594,791    282,965     7.87%
                                                      ==========     ======                =========    =======
Total interest bearing liabilities                    $2,921,387     20,949     2.91%      2,904,439     93,231     3.21%
                                                      ==========     ======                =========    =======
Net yield on earning assets                                          46,986     5.09%                   189,734     5.28%
                                                                     ======     ====                    =======     ====
Interest rate spread                                                            4.50%                               4.66%
                                                                                ====                                ====


                                                         Quarters ended March 31,
                                                     ---------------------------------
                                                                     1993
                                                     ----------------------------------
                                                      Average                  Average
                                                      Balance     Interest       Rate
- - ---------------------------------------------------------------------------------------
ASSETS
Investment securities                                1,161,204      20,487     7.16%
Federal funds sold                                      55,341         437     3.20%
Loans, net of unearned income                        2,347,656      50,653     8.75%
  Less allowance for possible loan losses               29,811         -
                                                     ---------      ------
    Net loans                                        2,317,845      50,653     8.86%
Cash and due from banks                                161,175         -         -
Other assets                                           151,651         -         -
                                                     ---------      ------
  Total assets                                       3,847,216      71,577       -
                                                     =========      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                               548,437         -         -
  Demand-
    interest bearing                                   282,483       1,771     2.54%
  Savings                                            1,229,775       9,108     3.00%
  Certificates and other time deposits               1,235,326      12,877     4.23%
                                                     ---------      ------
    Total deposits                                   3,296,021      23,756     2.92%
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                     142,512         877     2.50%
Other liabilities                                       45,417         -
Shareholders' equity                                   363,266         -
                                                     ---------      ------
  Total liabilities and shareholders' equity         3,847,216      24,833       -
                                                     =========      ======
Total earning assets                                 3,534,390      71,577     8.21%
                                                     =========      ======
Total interest bearing liabilities                   2,890,096      24,633     3.46%
                                                     =========      ======
Net yield on earning assets                                         46,944     5.39%
                                                                    ======     ====
Interest rate spread                                                           4.76%
                                                                               ====

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

  First Bancorporation of Ohio's net income for the quarter ended March 31, 1994 was $14,073,000 compared to $13,179,000 for the same period one year ago. Net income for the first quarter of 1994 increased 6.8% compared to the first quarter of 1993.

  Return on average assets equaled 1.42% for the first quarter of 1994 compared to 1.39% for the same quarter one year ago. The first quarter of 1994 return on average equity was 14.44% compared to 14.71% in 1993. The Corporation's performance as measured by return on average equity is significantly affected by its strong capital base which provides a measure of safety to shareholders and depositors.

  On a per share basis, net income for the quarter ended March 31, 1994 was $.56 per share compared to $.52 per share one year ago an increase of $.04 per share. The components of change in per share income for the quarters ended March 31, 1994 and 1993 are summarized in the following table.



- - ------------------------------------------------------------------------------
  CHANGES IN EARNINGS PER SHARE
                                                      Three
                                                   Months Ended
                                                     March 31,
                                                     1994/1993
- - ------------------------------------------------------------------------------

  Net income for the quarter and
   three months ended
   March 31, 1993                                       $.52

  Increases (decreases)
    attributable to:
  Net interest income-
    taxable equivalent                                  (.04)
  Provision for possible
    loan loss                                            .02
  Other income                                           .07
  Other expenses                                        (.02)
  Federal income taxes-
    taxable equivalent                                   .01
                                                        ----

  Net change in net income                               .04
                                                        ----
  Net income for the quarter ended
    March 31, 1994                                      $.56
                                                        ====

NET INTEREST INCOME
  Net interest income, the Corporation's principal source of earnings, is the difference between the interest income generated by earning assets (primarily loans and investment securities) and the total interest paid on interest bearing funds (deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent
(FTE) basis, to provide a comparison among types of interest earning assets. Interest on tax-free securities and tax-exempt loans has been restated as if such interest was taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

  Net interest income FTE for the quarter ended March 31, 1994 was $46,259,000 compared to $46,944,000 for the same period one year ago, a decrease of $685,000 or 1.0%.

  As summarized in the schedule below, the increase in total interest income FTE of $4,369,000 was affected by the lower market interest rates which reduced the yield on earning assets from 8.21% one year ago to 7.44% for the first quarter of 1994. Interest on loans and investment securities decreased $3,315,000 and $3,179,000 respectfully due to lower interest rates.


CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(Dollars in thousands)

                                                            Three months ended March 31,
                                                                   1994 and 1993
                                                            -----------------------------
                                                                Increase (Decrease)
                                                              Interest Income/Expense
                                                            -----------------------------
                                                                         Yield
                                                              Volume      Rate       Total
                                                              ------     ------      -----
INTEREST INCOME
Investment securities                                         $  592     (3,179)     (2,578)
Loans                                                          1,310     (3,315)     (2,005)
Federal funds sold                                               201         13         214
                                                               -----      -----       -----

Total interest income                                         $2,112     (6,481)     (4,369)

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing                                     $  151       (226)        (75)
  Savings                                                        477     (1,912)     (1,435)
  Certificates and other
    time deposits                                               (994)    (1,467)     (2,461)
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings                                           202         85         287
                                                                ----       ----       -----

Total interest expense                                        $ (164)    (3,520)     (3,684)
                                                                ----      -----       -----

Net interest income                                           $2,276     (2,961)       (685)
                                                               =====      =====        ====


  As lower market interest rates reduced the yield on earning assets, it also reduced the Corporation's cost of funds. The average rate for interest bearing liabilities was 2.91% for the first quarter of 1994 compared to 3.46% for the same period one year ago. The decrease in interest expense due to lower interest rates affected all categories of interest bearing deposits as summarized in the previous schedule. As interest rates continued to decline, funds shifted from certificates of deposits to the more liquid savings and demand deposits. Total interest expense for the quarter ended March 31, 1994 was down $3,684,000 compared to the same period one year ago.

NET INTEREST MARGIN
  The net interest margin, net interest income FTE divided by average earning assets, is affected by changes in the level of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, the interest rate spread, and changes in the corporate tax rates. A meaningful comparison of the net interest margin requires an adjustment for the changes in the statutory Federal income tax rate noted above. The schedule below shows the relationship of the tax equivalent adjustment and the net interest margin.


  NET INTEREST MARGIN (IN THOUSANDS)
- - ------------------------------------------------------------------
                                                Quarters Ended
                                                   March 31,
                                               1994         1993
                                           -----------------------
Net interest income per
  financial statements                      $   45,006      45,686
Tax equivalent adjustment                        1,253       1,258
                                            ----------   ---------
Net interest income-FTE                     $   46,259      46,944
                                            ==========   =========

Average Earning
 Assets                                     $3,662,301   3,534,390
                                            ==========   =========

Net Interest Margin                               5.12%       5.39%
                                                  ====        ====


  The Tax Reform Act of 1986 reduced the tax benefit available to banks acquiring tax exempt assets which has resulted in the reduction of the tax-equivalent adjustment since the Act's adoption.

  Average loans outstanding increased 2.8% to $2,412,611,000 compared to $2,347,656,000 in 1993. Average loans outstanding represent 65.9% of average earning assets compared to 66.4% in 1993.

  Average certificates and other time deposits have decreased from 42.7% of total interest bearing funds in the first quarter of 1993 to 38.6% in the first quarter of 1994, while average savings deposits increased from 42.6% in the first quarter of 1993 to 44.9% in the respective period in 1994.

  Interest bearing liabilities funded 79.8% of average earning assets for the first quarter of 1994 compared to 81.8% one year ago. Maximizing the use of non interest liabilities helps reduce the cost of funds, thus improving the net interest margin.

NON INTEREST INCOME
  Non interest income for the quarter ended March 31, 1994 was $14,688,000 compared to $13,084,000 for the same period one year ago, an increase of 12.3%.

  Trust fees increased $1,068,000 in the first quarter of 1994 compared to the same period one year ago or $3,516,000 compared to $2,448,000 from one year ago. Credit card fees totaled $1,877,000, up 4.7% compared to one year ago; other income $4,329,000, up 17.0%; and service charges total $4,994,000 down 3.9%. The

Corporation continues to examine new sources of non-interest income as well as the current pricing of existing products and services which provide a source of revenues not sensitive to the interest rate environment.

NON INTEREST EXPENSE
  Non-interest expense was $38,320,000 for the first quarter of 1994 compared to $37,682,000 for the same quarter of 1993, an increase of 1.7%. Salaries and benefits increased 3.6% in the quarter ended March 31, 1994 compared to the same period one year ago, or $19,847,000 compared to $19,150,000, and represented 51.8% of the first quarter total operating expenses compared to 50.8% in 1993.

  Management is of the opinion that all necessary adjustments have been made to the financial statements in order to fairly present the results of operations of the Corporation for the three month periods ended March 31, 1994 and 1993.

FINANCIAL CONDITIONS

INVESTMENT SECURITIES
  In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings. This statement becomes effective in 1994.

  To comply with SFAS #115, the Corporation placed its core investment portfolio in held to maturity and its remaining investments into available for sale. The core portfolio is held till maturity and should provide the Corporation with earnings and liquidity over a relatively wide band of interest rate movements. The available for sale portfolio represents those non-core segments of the portfolio that under certain circumstances and interest rate scenarios flexability relative to disposition is prudent. The Corporation's entire investment portfolio is considered to be of high quality and compliance with SFAS #115 should not be interpreted to signal a change in the Corporation's investment strategy of focusing on high quality investments that provide earnings, liquidity and assist in asset/liability management. The Corporation does not engage in the trading of investment securities.

The book value and market value of investment securities classified as held-to-maturity are as follows:

                                                       March 31,
                                     ----------------------------------------------
                                                         1994
                                     ----------------------------------------------
                                                  Gross           Gross
                                      Book     Unrealized       Unrealized   Market
                                      Value       Gains           Losses      Value
                                      ---------------------------------------------
U.S. Treasury securities
  and U.S. Government agency
  obligations                        $482,538     3,020            4,472     481,086
Obligations of state and
  political subdivisions              150,104     2,610              525     152,189
Mortgage-backed
  securities                          107,659     3,157              411     110,405
Other securities                       36,095       343               91      36,347
                                      -------     -----            -----     -------
                                     $776,396     9,130            5,499     780,027
 ===================================================================================

                                                                  Book       Market
                                                                 Value       Value
 -----------------------------------------------------------------------------------
Due in one year or less                                         $179,231     180,753
Due after one year through five years                            377,305     378,274
Due after five years through ten years                            80,228      80,714
Due after ten years                                              139,632     140,286
                                                                 -------     -------
                                                                $776,396     780,027
====================================================================================

The book value and market value of investment securities classified as available-for-sale are as follows:

                                                       March 31,
                                     ----------------------------------------------
                                                         1994
                                     ----------------------------------------------
                                                  Gross           Gross
                                      Book     Unrealized       Unrealized   Market
                                      Value       Gains           Losses      Value
                                      ---------------------------------------------
U.S. Treasury securities
  and U.S. Government agency
  obligations                        $322,095       863            6,508     316,450
Obligations of state and
  political subdivisions                -            -                -         -
Mortgage-backed
  securities                           78,664       571              979      78,256
Other securities                       29,130        19              243      28,906
                                      -------     -----            -----     -------
                                     $429,889     1,453            7,730     423,612
 ===================================================================================

                                                                  Book       Market
                                                                 Value       Value
 -----------------------------------------------------------------------------------
Due in one year or less                                         $  5,050       5,043
Due after one year through five years                             95,329      94,142
Due after five years through ten years                             7,850       7,878
Due after ten years                                              321,660     316,547
                                                                 -------     -------
                                                                $429,889     423,612
====================================================================================

  The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 1994, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

  The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $619,223,000 at March 31, 1994, $602,694,000 at December 31, 1993
and $555,708,000 at March 31, 1993.

  As noted in prior periods, securities with remaining maturities over five years reflected in the foregoing schedule consist largely of mortgage and asset backed securities. This is part of a strategy to maximize future earnings. While the contractual maturities of these mortgages and asset backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer term investments.

LOANS
  Total loans outstanding at March 31, 1994 amounted to $2,458,931,000 compared to $2,396,463,000 at December 31, 1993 and $2,379,474,000 at March 31, 1993.
Loan demand was somewhat stronger during the first quarter as uncertainty about the economy and interest rates continued. Loans showed an increase since year end 1993 of $62,468,000 for an annualized growth rate of approximately 10%.
The loan to deposit ratio at March 31, 1994 equaled 70.8% compared to 69.9% and 71.7% at December 31, 1993 and March 31, 1993, respectively.

ASSET QUALITY
  Total non performing assets (non-accrual and restructured and other real estate owned) amounted to $18,159,000 at March 31, 1994 or .74% of total loans outstanding. At December 31, 1993 non performing assets equaled .74% of total loans or $17,701,000 compared to 1.28% or $30,462,000 at March 31, 1993.

                                                 (In thousands)
                                      ----------------------------------
                                        March      December      March
                                          31,         31,          31,
                                         1994        1993         1993
  ----------------------------------------------------------------------
  Non-accrual loans                     $12,406      9,495      15,862
  Restructured loans                      1,905      3,926       2,359

  Other real estate owned                 3,848      4,280      12,241
                                         ------     ------      ------
                                        $18,159     17,701      30,462
                                         ======     ======      ======
  Past due loans
    (90 days or more)                   $ 1,703      2,830       6,723
                                         ======     ======      ======
  Total non-performing
    assets as a percent of
    total loans                             .74%       .74%       1.28%
                                           ====       ====        ====

  As of this report, there were no loans outstanding which in total could be considered a concentration of lending in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES
  The allowance for possible loan losses at March 31, 1994 amounted to $31,795,000 or 1.29% of total loans outstanding compared to $31,221,000 or 1.30% at December 31, 1993 and $29,932,000 at March 31, 1993 or 1.26%.

                                                 (In thousands)
                                      ----------------------------------
                                        March      December      March
                                          31,         31,          31,
                                         1994        1993         1993
- - ----------------------------------------------------------------------------
Balance at beginning
  of year                               $31,221     29,193      29,193

Provision charged to
  operating expenses                      1,298      6,594       1,920
Loans charged off                         1,664      8,565       1,916
Recoveries on loans
  previously charged off                    940      3,999         735
                                         ------     ------      ------
                                        $31,795     31,221      29,932
                                         ======     ======      ======

Net charge offs as a percent
  of average loans                          .12%       .19%        .20%

Allowance for possible
  loan losses:
As a percent of loans
  outstanding at end of
  period                                   1.29%      1.30%       1.26%
As a multiple of net
  charge offs                             10.83X      6.84X       6.25X

  The Credit Risk Management Division of the Corporation is responsible for determining the adequacy of the allowance for possible loan losses through internal review, analysis of delinquency trends and ratios, changes in the composition and level of various loan categories, historical loss experience, and current economic conditions.

DEPOSITS
  The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

                                                     (Dollars in Thousands)

                                                Three Months Ended and Year Ended
                            -------------------------------------------------------------------------
                                     March 31,               December 31,             March 31,
                                       1994                     1993                    1993
                            --------------------------  -----------------------  --------------------
                               Average        Average    Average      Average     Average    Average
                               Balance         Rate      Balance        Rate      Balance     Rate
- - -----------------------------------------------------------------------------------------------------
Demand deposits -
  non-interest bearing        $  664,958          -        639,265         -        548,437        -

Demand deposits -
  interest bearing               310,004        2.22%      293,153       2.35%      282,483      2.54%

Savings deposits               1,311,267        2.37     1,265,424       2.72     1,229,775      3.00

Certificates and other
  time deposits                1,127,723        3.75     1,197,040       4.01     1,235,326      4.23
                               ---------                 ---------                ---------
                              $3,413,952        2.35     3,394,882       2.63     3,296,021      2.92
                              ==========                 =========                =========


     The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of March 31, 1994 by time remaining until maturity.


                                                      Amount
             ------------------------------------------------
              Maturing in:
              Under 3 months                        $101,922
              3 to 12 months                          26,922
              Over 12 months                          22,166
                                                      ------
                                                    $151,010
                                                    ========

CAPITAL RESOURCES
  Shareholders' equity at March 31, 1994 totaled $395,710,000 compared to $391,641,000 at December 31, 1993 and $366,324,000 at March 31, 1993.

The following table reflects the various measures of capital:

- - ----------------------------------------------------------------------------------------------------------------------------
                                    As Of                           As Of                        As Of
                               March 31, 1994                December 30, 1993               March 31, 1993
- - -----------------------------------------------------------------------------------------------------------------------------
In millions

Total equity                  $395,710       9.68%           391,641        9.80%          366,324       9.46%

Common equity                  395,710       9.68%           391,641        9.80%          366,324       9.46%

Tangible common
  equity (a)                   377,612       9.28%           372,709        9.37%          344,889       8.96%

Tier 1 capital
  (b)                          385,871      15.25%           381,356       15.22%          354,636      13.95%

Total risk-based
  capital (c)                  417,666      16.51%           412,577       16.46%          384,568      15.13%

Leverage (d)                   385,871       9.64%           381,356        9.53%          354,636       9.25%

(a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.
(b) Shareholders equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.
(c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.
(d) Tier 1 capital; computed as a ratio to the latest quarters average assets less goodwill.

  The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 1994 the Corporation's risk-based capital equaled 16.51% of risk-adjusted assets, far exceeding the minimum guidelines.

  The cash dividend of $.235 paid in the first quarter has an indicated annual rate of $.94 per share.

ITEM 5. OTHER INFORMATION

     On September 28, 1993 the Corporation entered into a definitive agreement for the acquisition of Great Northern Financial Corporation of Barberton, Ohio. This acquisition was completed on April 22, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No form 8-K was filed during period for which this report was filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST BANCORPORATION OF OHIO
                                          (Registrant)



                                       By: Gary J. Elek
                                           --------------------------
                                                  Signature
                                       GARY J. ELEK
                                       Senior Vice President/Treasurer
                                       Authorized to sign for the
                                       Corporation



                                       By: Gary J. Elek
                                           -----------------------------
                                                  Signature
                                       GARY J. ELEK
                                       Senior Vice President/Treasurer
                                       Principal Financial Officer and
                                       Principal Accounting Officer

Date: May 11, 1994