Form 10-K/A
period 1993-12-31
FIRST BANCORPORATION OF OHIO
filed 1994-06-29
CIK 354869

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

                                AMENDMENT NO. 2

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 1994: $624,427,416

          Indicate the number of shares outstanding of registrant's common stock as of April 22, 1994: 27,151,897 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Proxy Statement of First Bancorporation of Ohio, dated February 22, 1994, in Part III.

          The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1993, for the purpose of furnishing the financial statements for the First Bancorporation of Ohio and Subsidiaries Employees' Salary Savings Retirement Plan:

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

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                       INDEX OF FINANCIAL STATEMENTS AND

                             SUPPLEMENTAL SCHEDULES
                                    ________

                                                                        PAGES
                                                                        -----
Report of Independent Accountants                                           1


Financial Statements:

   Statements of Net Assets Available for Plan Benefits
      December 31, 1993 and 1992                                            2

   Statements of Changes in Net Assets Available for Plan
      Benefits for the years ended December 31, 1993, and 19                3

   Notes to Financial Statements                                          4-8


Supplemental Schedules:

   Assets Held for Investment as of December 31, 1993                       9

   Transactions or Series of Transactions in Excess
      of 5% of the Current Value of Plan Assets                         10-11

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
First Bancorporation of Ohio

We have audited the statements of net assets available for plan benefits of the First Bancorporation of Ohio and subsidiaries Employees' Salary Savings Retirement Plan (the Plan) as of December 31, 1993 and 1992, and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1993 and 1992, and the changes in net assets available for plan benefits for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules included on pages 9 through 11 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.



/s/ Coopers & Lybrand


Akron,Ohio
June 29, 1994

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1993 and 1992
                                  ___________


                                                                       1993                   1992
                                                                       ----                   ----
 Investments at current value:
   U.S. Government agencies:
     U.S. Treasury notes                                            $ 2,822,435            $ 1,963,049
     Federal Home Loan Banks                                            748,048                647,391
                                                                    -----------            -----------

                                                                      3,570,483              2,610,440
                                                                    -----------            -----------
   Mutual funds:
     Federated Capital Preserve                                         792,088                   -
     Federated Guaranteed Investment Contract Fund                         -                   534,590
     Frank Russell Investment Company Capital
         Guaranteed Fund                                              1,088,810                832,568
     Frank Russell Investment Company Equity
         Income Fund                                                       -                   410,481
     Frank Russell Investment Company
         International Securities Fund                                  310,441                198,756
     Frank Russell Investment Company Quantitative
         Equity Fund                                                       -                   437,013
     Fidelity Advisor Equity Port Income                              1,076,464                   -
     Fidelity Advisor Equity Port Growth                                326,863                569,511
     Fidelity Blue Chip Growth Fund                                   1,353,626                554,288
     Portage FDS Government Money Market Fund                           603,959                371,023
                                                                     ----------            -----------

                                                                      5,552,251              3,908,230
                                                                     ----------            -----------
 Commonwealth Life Insurance Company Guaranteed
     Investment Contracts                                               601,052                687,751
 CONFED Life Insurance Company Guaranteed
     Interest Contract                                                     -                   100,000
 First Bancorporation of Ohio common stock                           15,826,200             11,240,961
                                                                    -----------            -----------

                Total                                                16,427,252             18,547,382
                                                                    -----------            -----------

 (Bank Overdraft) - cash                                                 (3,820)               130,670
 Contributions receivable                                                  -                   923,300
 Accrued interest and other assets                                       77,631                 71,348
                                                                    -----------            -----------

                                                                         73,811              1,125,318
                                                                    -----------            -----------

                Net assets available for plan benefits              $25,623,797            $19,672,700
                                                                    ===========            ===========





                     The accompanying notes are an integral
                      part of these financial statements.



                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

        STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           December 31, 1993 and 1992

                                  _________

                                                             1993                       1992
                                                             ----                       ----
  Additions:
    Contributions:
      Participants' contributions                          $ 2,805,876                 $ 2,513,247
      Employers' contributions                               1,722,117                   1,851,182
                                                           -----------                 -----------

                                                             4,527,993                   4,364,429
                                                           -----------                 -----------

  Investment income:
    Interest                                                   215,004                     261,703
    Dividends                                                  590,134                     395,424
    Net unrealized appreciation
      (depreciation) of investments                          1,861,584                   2,243,530
                                                           -----------                 -----------

                                                             2,666,722                   2,900,657
                                                           -----------                 -----------

            Total additions                                  7,194,715                   7,265,086
                                                           -----------                 -----------

  Deductions:
    Withdrawals by former participants                       1,243,673                   1,112,583
    Other                                                          (55)                     (6,355)
                                                           -----------                 -----------

            Total deductions                                 1,243,618                   1,106,228
                                                           -----------                 -----------

            Excess of additions over
              deductions                                     5,951,097                   6,158,858
                                                           -----------                 -----------

  Net assets available for plan
      benefits at beginning of period                       19,672,700                  13,513,842
                                                           -----------                 -----------

  Net assets available for plan
      benefits at end of year                              $25,623,797                 $19,672,700
                                                           ===========                 ===========



                     The accompanying notes are an integral
                      part of these financial statements.



                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                         NOTES TO FINANCIAL STATEMENTS

                                   ________

1.    Description of the Plan:
      ------------------------

      The following brief description of the First Bancorporation of Ohio and Subsidiaries Employees' Salary Savings Retirement Plan (Plan) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan's provisions.

      A.     General
             -------

             The Board of Directors of First Bancorporation of Ohio established this defined contribution plan as of October 1, 1985. The Plan covers all employees of First Bancorporation of Ohio (Bancorporation), First National Bank of Ohio, The Old Phoenix National Bank of Medina, Peoples Federal Savings Bank (effective July 1, 1989), First National Bank in Massillon (effective April 1, 1990), Peoples Savings Bank (effective January 1, 1991) Bancorp Trust Co. (effective January 1, 1991), and Elyria Savings & Trust National Bank who have one year of service and have attained the age of 21. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

      B.     Contributions
             -------------

             In 1988, the Plan allowed each participant to contribute from two percent to six percent (in one percent increments) of compensation. The Plan was amended July 1, 1989 to increase the maximum participant contribution to ten percent. The Plan was further amended on January 1, 1990 to allow each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. Participants' voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

             Each employer contributes as a matching contribution an amount equal to 50 percent of the participant's voluntary pretax contribution. The employer will not make a matching contribution with respect to any portion of a participant voluntary pretax contribution that exceeds six percent of the participant's basic compensation. These employer matching contributions and earnings are immediately vested and non-forfeitable.

             In January 1993, the Plan was amended to include a Retiree
             Medical Matching Program. This program provides for each employer to make additional matching contributions equal to 50 percent of the participant's voluntary pretax employee contributions which do not exceed three percent of the participant's basic compensation. Participants will become vested in the Retiree Medical Matching Program upon achieving five years of service or upon attaining normal retirement age.

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ________

1.    Description of the Plan, Continued:
      -----------------------

      C.     Participants' Accounts
             ----------------------

             First National Bank of Ohio (a subsidiary of First Bancorporation of Ohio), as the trustee for the Plan, maintains separate accounts for each participant. Each participant may direct that his contributions be invested in First Bancorporation of Ohio common stock, a fixed income fund, an equity fund, a guaranteed income fund or a combination thereof with the minimum investment in any option of 25 percent. Employer matching contributions are invested solely in Bancorporation common stock purchased on the open market by the trustee.

      D.     Payment of Benefits
             -------------------

             Distribution to participants is made by one or more of the following methods (1) a single lump-sum payment, in cash; or (2) payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participants' life expectancy at the date such payments commence, if less.

      E.     Administrative Expense
             ----------------------

             All expenses associated with administering the Plan, including the trustees' fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by the Company.


2.    Summary of Significant Accounting Policies:
      ------------------------------------------

      A.     Basis of Presentation
             ---------------------

             The accompanying financial statements have been prepared on an accrual basis in accordance with generally accepted accounting principles.

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  _________

2.    Summary of Significant Accounting Policies, Continued:
      ------------------------------------------

      B.     Investments
             -----------

             Investments in securities are stated at current value. The current value of marketable securities is based on quotations obtained from national securities exchanges.

             The current value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31 and the current value of each unit based upon quotations and bids obtained from national securities exchanges on the securities in the funds.

      Investments in the Insurance Company Guaranteed Interest Contracts are stated at cost which approximates current value.

      Investments in Insurance Company Guaranteed Investment Contracts are recorded at the guaranteed value (contribution and interest) of plan assets.

      Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

      The Plan presents in the Statement of Changes in Net Assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrestricted appreciation (depreciation) on these investments.

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ________

3.    Investments
      -----------

      During 1993, the Plan's investments (including investments bought, sold, and held during the period) appreciated (depreciated) in value as follows:


                                                                       December 31,         December 31,
                                                                           1993                 1992
                                                                       ------------         ------------
        Investments at current value
          U.S. Government agencies:
            U.S. Treasury notes                                         $   33,655           $  (26,396)
            Federal Home Loan Banks                                           (408)               9,484

          Mutual funds:
            Federated Capital Preserve                                         -                    -
            Federated Guaranteed Investment Contract Funds                     -                    -
            Frank Russell Investment Company Capital
                Guaranteed Fund                                             50,242               51,636
            Frank Russell Investment Company Equity
                Income Fund                                                 (6,586)             (29,742)
            Frank Russell Investment Company
                International Securities Fund                               70,551              (18,968)
            Frank Russell Investment Company Quantitative
                Equity Fund                                                (32,068)              (4,933)
            Frank Russel Investment Company Special Growth
                Fund                                                                            (16,736)
            Frank Russel Investment Company Diversified
                Equity Fund                                                                     (18,644)
            Fidelity Advisor Equity Port Income                             36,464                  -
            Fidelity Advisor Equity Port Growth                              3,615               44,376
            Fidelity Blue Chip Growth Fund                                  (8,598)              38,386
            Portage FDS Government Money Market Fund                           -                    -

        Commonwealth Life Insurance Company Guaranteed
          Investment Contracts                                                 -                    -
        COMFED Life Insurance Company Guaranteed
          Interest Contract                                                    -                    -
        First Bancorporation of Ohio commons stock                       1,350,250            2,039,612
                                                                        ----------           ----------

                  Net appreciation in fair value                        $1,497,117           $2,068,075
                                                                        ==========           ==========



4.    Federal Income Taxes:
      --------------------

      The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt federal income taxes under Section 501(a).

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    NOTES TO FINANCIAL STATEMENTS, Continued

                                    _______

5.    Plan Termination:
      ----------------

      Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the Boards of Directors of the participating employees.


6.    Acquisition:
      -----------

      Effective April 22, 1994, First Bancorporation of Ohio acquired Great Northern Financial Corporation located in Barberton, Ohio. The 401(k) plan of Great Northern Financial Corporation was merged into the First Bancorporation of Ohio and Subsidiaries Employees' Salary Savings Retirement Plan effective April 22, 1994.

                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

           Item 27a - Schedule of Assets Held for Investment Purposes

                               December 31, 1993

                                  _________

                                                    Maturity
                                              ------------------

                                  Interest                                                   Current
                                    Rate       Value       Date                 Cost          Value
                                  --------     -----       ----                 ----         -------
   U.S. Government agencies:
     Federal Home Loan Bank         4.600%    $100,000    8/25/95        $   101,063     $   100,563
     Federal Home Loan Bank         7.750%     150,000    4/25/96            149,484         160,266
     Federal Home Loan Bank         8.000%     225,000    7/25/96            225,398         242,860
     Federal Home Loan Bank         8.400%      50,000    1/25/95             49,563          52,328
     Federal Home Loan Bank         9.000%      75,000    3/27/95             74,871          79,500
     Federal Home Loan Bank         9.150%     100,000    3/25/97            100,063         112,531
     U.S. Treasury note             4.125%      75,000    5/31/95             75,023          75,187
     U.S. Treasury note             4.375%     125,000    8/15/96            126,211         124,805
     U.S. Treasury note             4.375%     250,000   11/15/96            249,141         248,908
     U.S. Treasury note             4.750%     100,000    8/31/98             99,473          98,375
     U.S. Treasury note             5.125%     300,000    4/30/98            300,313         300,750
     U.S. Treasury note             5.500%     200,000    7/31/97            199,313         204,688
     U.S. Treasury note             5.625%     200,000    1/31/98            200,156         204,562
     U.S. Treasury note             5.625%     125,000    8/31/97            125,664         128,204
     U.S. Treasury note             5.750%     150,000   10/31/97            148,289         154,453
     U.S. Treasury note             6.375%     200,000    7/15/99            203,250         210,000
     U.S. Treasury note             6.750%     150,000    2/28/97            149,473         159,095
     U.S. Treasury note             7.000%      75,000    4/15/99             74,180          80,883
     U.S. Treasury note             7.125%     150,000   10/15/98            150,188         162,282
     U.S. Treasury note             7.625%      75,000   12/31/94             76,055          77,860
     U.S. Treasury note             7.875%     125,000    2/15/96            125,684         133,906
     U.S. Treasury note             7.875%      75,000    7/31/96             75,961          81,164
     U.S. Treasury note             8.500%     150,000    4/15/97            149,250         167,063
     U.S. Treasury note             8.625%     100,000    8/15/94             99,281         103,125
     U.S. Treasury note             8.875%     100,000    7/15/95             98,469         107,125
                                                                         -----------     -----------
                                                                           3,425,816       3,570,483
                                                                         -----------     -----------

   Mutual funds:
     Federated CAP Preserve 79,208.75 units                                  792,088         792,088
     Frank Russell Investment Company Capital Guaranteed
       Fund - 77,517.44 units                                                935,000       1,088,810
     Frank Russell Investment Company International
       Securities Fund - 5,357.04 units                                      275,134         310,441
     Portage FDS Government Money Market Fund -
       603,958.95 units                                                      603,959         603,959
     Fidelity Advisor Equity Port Growth - 11,201.62 units                   278,872         326,863
     Fidelity Advisor Equity Port Income - 70,357.16 units                 1,040,000       1,076,464
     Fidelity Blue Chip Growth Fund - 56,004.39 units                      1,324,838       1,353,626
                                                                         -----------     -----------
                                                                           5,249,891       5,552,251
                                                                         -----------     -----------
    Commonwealth Life Insurance Company Guaranteed
       Investment Contracts                                                  601,052         601,052
     First Bancorporation of Ohio common stock - 608,700 shares           10,410,646      15,826,200
                                                                         -----------     -----------

                                                                         $19,687,405     $25,549,986
                                                                         ===========     ===========


                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                 Item 27d - Schedule of Reportable Transactions

                      for the year ended December 31, 1993
                                    ________


              Asset                  Number      Number of        Purchase        Selling       Cost of   Gain(Loss)
           Description             of Shares    Transactions       Price           Price         Asset     on Sale
           -----------             ---------    ------------     ---------        -------       -------   ----------

                                                    1993
                                                    ----
 Category 1:  Any single
 transaction within the plan
 year that exceeds 5% value

 Federated Government              1,040,200            1       $1,040,200
 Obligations Fund
 Issue: 60934N104                  1,040,200            1                      $1,040,200    $1,004,200

 Portage FDS Government            1,004,200            1        1,004,200
 Money market Fund
 Issue: 73568620

 Category 3:  Series of
 Transactions in same security                                  $1,004,200
 exceeds 5% of value                                                           $1,004,200    $1,004,200      -

 Fidelity Advisor Equity
 Port Income
 Issue:  315808105                    70,345            5       $1,004,200

 First Bancorporation
 of Ohio Common Stock
 Issue:  318677101                    76,129           32       $3,344,655

 Portage FDS Government            5,537,649          259       $5,537,649
 Money Market Fund
 Issue:  73568620                  6,309,115          183                       6,309,115    $6,309,115      -


Note:  Category 3 transactions do not include those identified under Category 1.


                 FIRST BANCORPORATION OF OHIO AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                 Item 27d - Schedule of Reportable Transactions

                      for the year ended December 31, 1992
                                    ________


              Asset                  Number       Number of        Purchase       Selling       Cost of    Gain(Loss)
           Description             of Shares    Transactions        Price          Price         Asset      on Sale
           -----------             ---------    ------------      ---------       -------       -------    ----------

                                                    1992
                                                    ----
 Category 1:  Any single
 transaction within the plan
 year that exceeds 5% value


 Employer Contribution                                   1                                   $  923,300


 Category 3:  Series of
 Transactions in same security
 exceeds 5% of value


 First Bancorporation                 40,728            34       $1,655,444
 of Ohio Common Stock
 Issue:  318677101                       875             1                      $  40,031    $   24,895     $15,136


 Portage FDS Government            4,137,694           266       $4,137,694
 Money Market Fund
 Issue:  73568620                  4,137,952           187                     $4,137,952    $4,137,952         -



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

       Years ended December 31, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

       Years ended December 31, 1993, 1992 and 1991


     Statements of Net Assets Available for First Bancorporation of Ohio
        Employee Stock Purchase Plan Benefits at December 31, 1993 and 1992

     Statements of Changes in Net Assets Available for First
        Bancorporation of Ohio Employee Stock Purchase Plan Benefits for the year ended December 31, 1993 and for the period July 2, 1992 (inception) through December 31, 1992

     Statements of Net Assets Available for First Bancorporation of Ohio and Subsidiaries Employees' Salary Savings Retirement Plan Benefits at December 31, 1993 and 1992

     Statements of Changes in Net Assets Available for Plan Benefits for
        Plan Benefits for the Years Ended December 31, 1993 and 1992

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of June, 1994.

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