Form 10-K405
period 1994-12-31
FIRSTMERIT CORP
filed 1995-03-02
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1339938
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

 III CASCADE PLAZA, 7TH FLOOR, AKRON,
                  OHIO                       44308         (216) 384-8000
- --------------------------------------    -----------    -------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE        (ZIP CODE)     (TELEPHONE NUMBER)
                OFFICES)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
- --------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1995: $666,795,645.

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1995: 33,330,380 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement of FirstMerit Corporation, dated March 2, 1995, in Part III.

                                     PART I

ITEM 1. BUSINESS

     Registrant, FirstMerit Corporation ("FirstMerit" or the "Corporation"), is a multi-bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended. FirstMerit is also a savings and loan holding company registered under the Home Owners' Loan Act of 1933, as amended. The executive offices of FirstMerit are located in Akron, Ohio. FirstMerit was formerly known as First Bancorporation of Ohio until December 19, 1994, when the corporate name was changed upon the approval of the shareholders of FirstMerit. "FirstMerit" is a service mark registered with the United States Patent and Trademark Office. FirstMerit is the sole shareholder of each of the following entities: First National Bank of Ohio, a national banking association, Akron, Ohio ("First National"), The Old Phoenix National Bank of Medina, a national banking association, Medina, Ohio ("Old Phoenix"), EST National Bank, a national banking association, Elyria, Ohio ("EST") (formerly known as Elyria Savings & Trust National Bank), Peoples National Bank, a national banking association, Wooster, Ohio ("Peoples Bank"), Citizens National Bank, a national banking association, Canton, Ohio ("Citizens"), Peoples Bank, N.A., Ashtabula, Ohio, a national banking association, Ashtabula, Ohio ("Peoples N.A."), (collectively, the "Banks"), Bancorp Trust Company, N.A., a national trust company, Naples, Florida ("Bancorp Trust"), Life Savings Bank, FSB, a federal savings association, Clearwater, Florida ("Life Savings"), FirstMerit Credit Life Insurance Company, an Arizona corporation ("FirstMerit Insurance") and FirstMerit Community Development Corporation ("FirstMerit CDC") (all, collectively, the "Subsidiaries").

     Although principally a regional banking organization, FirstMerit through the Subsidiaries provides a wide range of banking, fiduciary, financial and investment services to corporate, institutional and individual customers throughout northern Ohio, including Ashtabula, Cuyahoga, Erie, Geauga, Knox, Lake, Lorain, Medina, Portage, Richland, Stark, Summit and Wayne Counties, and southwestern Florida. FirstMerit directs the overall policies and financial resources of the Subsidiaries, but the day-to-day affairs, including lending practices, services, and interest rates, are managed by their own officers and directors, some of whom are also officers and directors of FirstMerit. In addition to the customary services of accepting funds for deposit and making loans, the Banks provide a wide range of specialized services tailored to specific markets, including personal and corporate trust services, personal financial services, cash management services and international banking services. FirstMerit's savings association subsidiary, Life Savings, provides demand, savings and time deposit accounts, consumer and commercial loans, while FirstMerit's non-banking direct and indirect subsidiaries provide insurance sales services, reinsurance of credit life and accident and health insurance on loans made by the Banks, securities brokerage services, equipment lease financing, and other financial services. At February 1, 1995, FirstMerit's Subsidiaries operated 161 full service banking offices, and had 149 automated teller machines, located in 16 counties in the States of Ohio and Florida, and employed approximately 3,359 full- and part-time employees.

     Presented in the following schedule is further specific information concerning each of the financial institution Subsidiaries of FirstMerit as of February 1, 1995:

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION*       ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
- ----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
First National      Stark, Summit,          1947         Commercial bank       12/31/81          Federal           70
  Bank of Ohio      Cuyahoga and                         with trust
                    Portgage                             services

The Old Phoenix     Medina and              1873         Commercial bank       12/31/81          Federal           16
  National Bank     Cuyahoga                             with trust
  of Medina                                              services

EST National        Lorain, Cuyahoga        1901         Commercial bank       12/12/83          Federal           24
  Bank              and Erie                             with trust
                                                         services

Peoples National    Knox, Medina            1892         Commercial bank       10/26/88          Federal           13
  Bank              Richland, Summit                     with trust
                    and Wayne                            services

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION*       ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
- ----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
Citizens            Stark                   1933         Commercial bank        3/21/89          Federal           20
  National Bank                                          with trust
                                                         services

Bancorp Trust       Collier and Lee,        1990         National Trust         2/17/90          Federal            2
  Company, N.A.     Florida                              Company

Peoples Bank,       Ashtabula,              1890         Commercial bank        9/30/90          Federal           16
  N.A.              Geauga and Lake                      with trust
                                                         services

Life Savings        Pinellas,               1994         Savings                3/11/94          Federal            5
  Bank, FSB         Florida                              association

- ---------------
* Ohio unless otherwise noted.

SUBSIDIARY OPERATIONS

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

     During 1994, FirstMerit completed the steps necessary to convert two of its former savings association subsidiaries, Peoples Federal Savings Bank (Wooster,
Ohio) and Peoples Savings Bank (Ashtabula, Ohio), into national banks under the respective charters and titles of Peoples National Bank and Peoples Bank, N.A.

     Life Savings remains a federally-chartered savings association and operates as such in its geographical market. As a savings association, its business includes the acceptance of demand, savings and time deposit accounts and the granting of consumer loans primarily secured by real property. Life Savings offers its services principally to consumers and small businesses located in its geographical market. It is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or a specific industry.

     Bancorp Trust is engaged in providing personal trust services in its geographical markets. These services include acting as trustee in personal trusts, custodial and investment agency services, guardianships and service as personal representative in decedent estates.

     FirstMerit Insurance was formed in 1985 to engage in underwriting of credit life and credit accident and health insurance directly related to the extension of credit by the Banks to their customers.

     FirstMerit CDC was established in 1994 to further the efforts of FirstMerit's Subsidiaries in meeting the credit needs of their lending communities, and the requirements of the Community Reinvestment Act ("CRA"). Congress enacted CRA to assure that banks and savings associations meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can meet these needs by non-traditional activities such as acquiring, rehabilitating, or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business.

     First National is the parent corporation of two wholly-owned Ohio corporations organized in 1993 --FirstMerit Leasing Company ("FirstMerit Leasing") and a registered broker/dealer subsidiary ("Investor Services"). FirstMerit Leasing primarily provides equipment lease financing and related services, while Investor Services primarily provides discount brokerage services to customers of First National and other Subsidiaries.

ACQUISITIONS

     FirstMerit engages on a regular basis in discussions concerning possible acquisitions of other financial institutions. During 1994, FirstMerit acquired control of both Life Savings, a federal savings association with its principal offices located in Clearwater, Florida, and Great Northern Savings Co., an Ohio savings association with its principal offices formerly located in Barberton, Ohio. Life Savings was chartered by FirstMerit in 1994 to acquire the assets and deposit liabilities of Life Federal Savings Bank, a federal savings association under the conservatorship of the Resolution Trust Corporation, which was the successor entity of Life Savings Bank, a failed Florida savings association. Great Northern Savings Co. was acquired on April 22, 1994 through the merger of its parent corporation, Great Northern Financial Corporation, an Ohio corporation and savings and loan holding company, with and into FirstMerit in exchange for approximately 1,882,440 shares of FirstMerit common stock. FirstMerit then immediately effected a merger of Great Northern Savings Co. with and into First National Bank of Ohio, a national bank subsidiary of FirstMerit.

     On January 31, 1995, FirstMerit acquired control of Citizens Savings Bank of Canton, an Ohio savings association with its principal offices in Canton, Ohio ("Citizens Savings"). FirstMerit acquired Citizens Savings through the merger of The CIVISTA Corporation, the sole shareholder of Citizens Savings ("CIVISTA"), with and into FirstMerit in exchange for approximately 6,513,119 shares of FirstMerit common stock. FirstMerit then immediately effected a merger of Citizens Savings into The First National Bank in Massillon, a national bank subsidiary of FirstMerit, to form a new national bank subsidiary called Citizens National Bank, with its principal offices in Canton, Ohio.

     When FirstMerit acquired control of Citizens Savings through the merger with CIVISTA, it also acquired control of certain other wholly-owned subsidiaries of CIVISTA, including Citizens Savings Corporation of Stark County ("CSC"), The CASNET Group, Inc. ("CASNET"), Citizens Investment Corporation ("CIC") and Crest Investments, Inc. ("Crest").

     CSC owns and manages about 350 residential rental units in apartment and duplex complexes which are primarily in the suburban Canton, Ohio area. CSC also owns a large portion of an office condominium in Stark County, and engages in property management for third parties. FirstMerit is in the process of selling all assets, winding up the affairs, and formally dissolving CSC.

     CIC owns and has participated in the development of residential real estate in La Quinta, California. FirstMerit also is in the process of selling all assets, winding up the affairs, and formally dissolving CIC.

     CASNET had provided data processing services for Citizens Savings and six other savings and loan associations in three states through a service center in Canton, Ohio. CASNET also has developed and marketed computer software for financial institutions, engaged in credit union on-line servicing, and provided microfiche services, interactive voice response technology and personal computer consulting. FirstMerit plans to either wind up the ongoing affairs of CASNET and liquidate its assets or, if there is reasonable interest, sell CASNET and its operations to a third party.

     Crest owns Crest Insurance Agency, Inc., which sells securities and tax-deferred annuities under an agreement with a registered broker/dealer. FirstMerit is in the process of consolidating all of the activities of Crest with those of Investor Services, FirstMerit's securities brokerage subsidiary, and a third-party affiliate through which annuities will continue to be offered, after which Crest will be formally dissolved.

COMPETITION

     The financial services industry is highly competitive. FirstMerit and its Subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries' primary financial institution competitors include Bank One, National City Bank, Society National Bank, Star Bank and The Fifth Third Bank. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure may intensify during 1995 as interstate banking becomes permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

REGULATION AND SUPERVISION

     FirstMerit is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are subject to regulation by the Federal Reserve. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary banks.

     The BHCA requires the prior approval of the Federal Reserve in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it, or to merge or consolidate with any other bank holding company. The BHCA prohibits the Federal Reserve from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. At present, many states, including Ohio, have adopted legislation permitting such acquisitions by bank holding companies and such legislation is pending in the legislatures of other states.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.

     FirstMerit is also under the jurisdiction of the Securities and Exchange Commission and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Commission.

     FirstMerit also is a registered savings and loan holding company under the Home Owners' Loan Act of 1933, as amended ("HOLA"), due to its control of Life Savings. The primary federal regulator of savings and loan holding companies is the Office of Thrift Supervision ("OTS").

     With certain exceptions, a savings and loan holding company must obtain prior written approval of OTS before acquiring control of an insured institution or savings and loan holding company through the acquisition of stock or through a merger or some other business combination. HOLA prohibits OTS from approving an acquisition by a savings and loan holding company which would result in the holding company controlling savings associations in more than one state, subject to certain exceptions, including where the statutes of the state in which the savings association to be acquired is located specifically permit a savings association chartered by such state to be acquired by an out-of-state savings association or savings and loan holding company. Ohio presently has legislation permitting such an interstate acquisition by a savings and loan association or savings and loan holding company. HOLA also prohibits savings and loan holding companies and their subsidiaries which are not savings associations from engaging in unrelated business activities other than those specifically exempted by statute or regulation.

     On September 29, 1994, President Clinton signed the Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Interstate Act generally permits nationwide interstate banking and branching commencing one year after enactment. After that time an "adequately capitalized" and "well managed" bank holding company may acquire a bank in any state, subject to certain concentration limitations. No banking organization may control more than ten percent of deposits nationwide or more than 30.0% of deposits in any one state. Individual states may waive the 30.0% limitation. Beginning June 1, 1997, interstate bank holding companies may consolidate banks they own in multiple states into a single branch network, or acquire out-of-state banks as branches. States may authorize interstate branching earlier than June 1, 1997, or may opt out of the process altogether. De novo interstate branching is not authorized by the Interstate Act, but states may specifically authorize it. States may also limit the acquisition of newly-formed banks for a period of up to five years to restrict effective de novo branching. The Interstate Act requires CRA compliance by out-of-state branches and prohibits "deposit production offices" to ensure that local savings are not diverted to other states. Institutions must maintain a loan activity-to-deposit ratio within a host state at least equal to one-half of the average percentage for all banks in the host state, otherwise the institution's federal regulator may close the out-of-state branch and restrict the institution from opening new branches in that state. Certain state laws, such as those on intrastate branching, consumer protection and fair lending, will still apply to out-of-state banks or branches. The Interstate Act is expected to stimulate an already active merger environment in the banking industry.

SUMMARY RESULTS OF OPERATIONS

     As of December 31, 1994, FirstMerit's consolidated total assets were $4,924,157,000. Consolidated total assets as of January 31, 1995, after taking effect of the acquisition of CIVISTA, were $5,700,896,000. Earnings for FirstMerit reached a record level in 1994 as $60,301,000 was reported for the year ended December 31, 1994. The earnings reported reflect a $4,741,000 increase, or 8.5% over the prior year's earnings, which also were an all time high. Earnings on a per share basis totaled $2.22, up from the $2.05 reported for 1993, and total cash dividends paid to shareholders for the entire year was $.98 per share, an increase of $.11 per share over the previously stated annual payment of $.87.

     During the third quarter of 1993, the Board of Directors elected to declare a two-for-one stock split. All per share data is restated to reflect the stock split.

     Total interest income increased in 1994 by $11.6 million, or 3.7%, compared to 1993, which had shown a decrease of 5.9% from 1992. Interest expense increased by $6.1 million, or 5.5%, in 1994, resulting in a net interest income improvement of $5.5 million or 2.7%. Non-interest income increased 4.4% to $57,774,000 in 1994, although income from mortgage loan sales and servicing decreased $2.9 million, largely as a result of higher market interest rates.

     Shareholders' equity, which amounted to $431,538,000, increased by 3.44% compared to one year ago. Over the years, additional measures of the capital adequacy of a financial institution have been added, and include guidelines by which regulatory agencies consider a banking institution to be well capitalized. For an institution to be considered well capitalized, it must have a total risk-based capital ratio of at least 10.0%, a Tier 1 capital ratio of at least 6.0%, a leverage ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. At December 31, 1994, FirstMerit had a risk-based capital ratio of 14.42%, a Tier 1 capital ratio of 13.37%, a leverage ratio of 8.74%, and was not subject to any order or directive requiring it to improve its capital level.

     A favorable trend in the decline in charge-offs and non-performing assets continued in 1994. Total charge-offs amounted to .13% of average outstanding loans, down from the .18% reported in 1993 and the .53% reported for 1992. Also reflecting a continuing trend was the reduction in non-performing assets from 1.51% of total loans at the end of 1992 to .83% for 1993 and .49% for 1994. Both improvements can be attributed to the continued emphasis on professionalism in the credit granting process and in the involvement with customers as their financial circumstances change. The improvement in asset quality can also be noted in the substantial reduction in the provision for loan losses which declined to $4.5 million in 1994 from $7.2 million in 1993 and $17.7 million in 1992.

ITEM 2. PROPERTIES

FIRSTMERIT CORPORATION

     FirstMerit's executive offices and certain holding company operational facilities, totalling 54,510 square feet, are leased from First National. FirstMerit relocated its executive offices in 1994 to III Cascade, a seven-story office building located in downtown Akron, Ohio. During 1993, a long-term leasehold interest in III Cascade was acquired by an Ohio general partnership (the "Partnership"), the general partners of which are FirstMerit and a Delaware corporation subsidiary of Banc One Capital Corporation. FirstMerit does not control the Partnership. The City of Akron is the lessor of the property. First National has subleased all of the premises of III Cascade from the Partnership, and FirstMerit subleases a portion of the premises from First National.

     As a result of FirstMerit's merger with CIVISTA on January 31, 1995, FirstMerit became the owner of two Canton, Ohio residential apartment complexes formerly owned by CIVISTA: Woodlawn Village and London Square. Woodlawn Village and London Square have 198 and 224 apartment and townhouse units, respectively. Both properties are subject to long-term mortgage loans with approximately $7,537,276 million in aggregate remaining principal. FirstMerit intends to sell the complexes during 1995.

     The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FIRST NATIONAL BANK OF OHIO

     The principal executive offices of First National are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by First National. First National is the principal tenant of the building occupying approximately one-half of a total of 215,000 square feet of the building, with the remaining portion leased to tenants unrelated to First National. The properties occupied by 35 of First National's other branches are owned by First National, while the properties occupied by its remaining 32 branches are leased with various expiration dates. First National also leases property in which the operations of two additional offices, a loan production office and a branch trust office, are located. There is no mortgage debt owing on any of the above property owned by First National. First National also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

     First National in 1994 relocated its Installment Loan, Mortgage Loan, Credit Recovery and Credit Departments to renovated offices covering 30,600 square feet in III Cascade. First National also has begun major renovations to its main office building. First National plans to renovate all space which it occupies in the building, as well as all public areas.

     First National also owns 19.5 acres near downtown Akron, on which is located FirstMerit's Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and the Subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property.

     The Trust Department of First National relocated in 1993 from the main office building of First National to Main Place, a four-story office building located in downtown Akron. The Trust Department occupies 16,650 square feet of leased space in Main Place.

THE OLD PHOENIX NATIONAL BANK OF MEDINA

     The principal executive offices of Old Phoenix are located in its main office building at 39 Public Square, Medina, Ohio. The building which houses its executive offices is leased by Old Phoenix. The properties occupied by four of Old Phoenix's branches are owned by Old Phoenix, while the properties occupied by its remaining 11 branches are the subject of various lease obligations having various expiration dates. These facilities are leased from IRT Properties, a publicly-held real estate investment trust. Old Phoenix also owns automated teller machines, on-line teller terminals and other related equipment. The computer operations of Old Phoenix are provided through FirstMerit.

EST NATIONAL BANK

     The principal executive offices of EST are located in its main office building at 105 Court Street, Elyria, Ohio, which is owned by EST. EST occupies approximately one-half of the total available space in the building. EST owns the land and buildings occupied by 18 of its banking offices. The remaining five banking offices are the subject of lease obligations with various lessors and varying lease terms and expiration dates. EST also has automated teller machines and on-line teller terminals. The computer operations of EST are provided through FirstMerit.

PEOPLES NATIONAL BANK

     The principal executive offices of Peoples Bank are located in its main office building at 121 North Market Street, Wooster, Ohio, which is owned by Peoples Bank. The properties occupied by seven of Peoples Bank branches are owned by Peoples Bank, while the properties occupied by its remaining five branches are leased at various expiration dates. No mortgage debt exists on the above property owned by Peoples Bank. Peoples Bank also has automated teller machines and on-line terminals. The computer operations of Peoples Bank are provided through FirstMerit.

CITIZENS NATIONAL BANK

     The principal executive offices of Citizens are located in its main office building at 100 Central Plaza South, Canton, Ohio. FirstMerit is in the process of consolidating with these offices, which formerly were the principal executive offices of Citizens Savings Bank of Canton, the principal executive offices of The First National Bank in Massillon, the national bank subsidiary of FirstMerit into which Citizens Savings merged. The executive offices of The First National Bank in Massillon formerly were located at One First National Plaza, Massillon, Ohio, in the center of downtown Massillon. That building is now owned by Citizens, remains a principal branch of Citizens, and is not subject to any mortgage debt. Citizens owns the properties occupied by nine of its other banking offices, while the properties occupied by the remaining nine are leased under different leases with various expiration dates.

PEOPLES BANK, N.A.

     The principal executive offices of Peoples N.A. are located in its main office at 4200 Park Avenue, Ashtabula, Ohio, which is owned by Peoples N.A. Peoples N.A. owns the properties occupied by five of its branches, while the properties occupied by its remaining nine branches are leased at various expiration dates. Peoples N.A. also leases the property occupied by a loan production office. No mortgage debt exists on the above property owned by Peoples N.A. Peoples N.A. also has automated teller machines and on-line terminals. The computer operations of Peoples N.A. are provided through FirstMerit.

BANCORP TRUST COMPANY, N.A.

     Bancorp Trust has its principal executive offices at 5133 Costello Drive, Suite One, Naples, Florida under a short-term lease with a renewal option at the election of Bancorp Trust. Bancorp Trust leases one additional office in Ft. Myers, Florida.

LIFE SAVINGS BANK, FSB

     The principal executive offices of Life Savings are located in its main office at 26149 U.S. Route 19 North, Clearwater, Florida, under a short-term lease. The properties occupied by Life Savings remaining four branches are leased at various expiration dates. No mortgage debt exists on the above property owned by Life Savings. Life Savings also has on-line terminals.

CITIZENS SAVINGS CORPORATION OF STARK COUNTY

     CSC, a former subsidiary of The CIVISTA Corporation owns and manages about 350 residential rental units in apartment and duplex complexes which are primarily in the suburban Canton, Ohio area. The principal residential complex is Perry Hills Colony, which has 140 apartment and townhouse units and is subject to a long-term mortgage loan with approximately $1,452,543 million in remaining principal. CSC also owns a large portion of an office condominium in Stark County. FirstMerit intends during 1995 to sell all assets, wind up the affairs, and formally dissolve CSC.

ITEM 3. LEGAL PROCEEDINGS

     The nature of FirstMerit's business results in a certain amount of litigation. Accordingly, FirstMerit and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on FirstMerit's financial condition.

     During 1991, a suit was filed in federal court against First National alleging conversion and negligence in the deposit of funds. The suit sought actual damages against First National plus punitive damages, interest, costs, attorneys fees and other relief. Suits brought in state court by other claimants based on the same deposits have been stayed. During 1993, the federal court granted First National's motion for summary judgment. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a notice of appeal. First National is vigorously seeking to have the favorable federal judgment affirmed on appeal, and FirstMerit continues to believe First National has meritorious defenses to all claims. After consultation with legal counsel, Management believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely and that the maximum exposure for damages approximates $7,300,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of FirstMerit was held during the fourth quarter of 1994. The meeting was held on December 15, 1994, for the following purposes:

     1. To adopt the Agreement of Affiliation and Plan of Merger dated August 10, 1994 by and between FirstMerit and The CIVISTA Corporation;

     2. To change the name of the registrant from First Bancorporation of Ohio to FirstMerit Corporation;

     3. To amend FirstMerit's Amended and Restated Articles of Incorporation to increase the authorized Common Stock from 40,000,000 to 80,000,000; and

     4. To amend FirstMerit's Amended and Restated Articles of Incorporation to increase the authorized Preferred Stock from 3,500,000 to 7,000,000 shares.

The stockholders approved each of the above matters, and the number and manner of votes on each matter was as follows:

                                       VOTES CAST                                     BROKER
           MATTER        FOR            AGAINST        WITHHELD     ABSTENTIONS      NON-VOTES
           ------    ------------     ------------     ---------    ------------     ---------
             1.       20,772,845          436,672          0           263,220       1,179,342
             2.       20,846,556        1,471,823          0           333,701           0
             3.       21,209,507        1,165,537          0           277,035           0
             4.       18,711,017        2,409,132          0           432,588       1,099,342

                        EXECUTIVE OFFICERS OF REGISTRANT

     The following persons are the executive officers of FirstMerit as of February 28, 1995. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
- ---------------------    ------    -------------    -----------------------------------------------
Howard L. Flood            60        12-31-81       President and Chief Executive Officer
Richard L. Hardgrove       56        04-12-89       Senior Executive Vice President and Chief
                                                    Operating Officer since January 1, 1993;
                                                    previously Executive Vice President; President
                                                    and Chief Executive Officer of First National
                                                    since January 1, 1992; previously President and
                                                    Chief Executive Officer of The First National
                                                    Bank in Massillon
Phillip E. Becker          50        02-13-92       Executive Vice President; President and Chief
                                                    Executive Officer of Peoples Bank since April
                                                    16, 1994; previously President and Chief
                                                    Executive Officer of The First National Bank in
                                                    Massillon since January 1, 1992; previously
                                                    Executive Vice President of The First National
                                                    Bank in Massillon
Robert P. Brecht           45        08-09-91       Executive Vice President; President and Chief
                                                    Executive Officer of Peoples N.A. since August
                                                    1, 1991; previously Executive Vice President
                                                    and Senior Vice President of Peoples N.A.
Jack R. Gravo              48        02-16-95       Executive Vice President; President and Chief
                                                    Executive Officer of Citizens since February 1,
                                                    1995; previously President of The CIVISTA
                                                    Corporation
John R. Macso              48        11-08-90       Executive Vice President; Executive Vice
                                                    President of First National since August 18,
                                                    1994; previously Senior Loan/Credit Officer
                                                    First National since August 1, 1991; previously
                                                    President and Chief Executive Officer of
                                                    Peoples N.A.
Bill F. Nash               64        05-12-83       Executive Vice President; Senior Executive Vice
                                                    President of First National until January 1,
                                                    1993
George P. Paidas           48        04-13-94       Executive Vice President; President and Chief
                                                    Executive Officer of Old Phoenix since March 9,
                                                    1994; previously Executive Vice President of
                                                    Old Phoenix
W. Daniel Waldron          54        04-11-84       Executive Vice President; President and Chief
                                                    Executive Officer of EST since April 16, 1994;
                                                    previously President and Chief Executive
                                                    Officer of Peoples Bank
Thomas C. Williams         46        08-18-94       Executive Vice President; President and Chief
                                                    Executive Officer of Life Savings since March
                                                    11, 1994; previously Senior Vice President of
                                                    First National
Gregory R. Bean            44        04-10-91       Senior Vice President; Senior Vice President
                                                    and Senior Trust Officer of First National;
                                                    Executive Vice President and Chief Operating
                                                    Officer of Bancorp Trust

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
- ---------------------    ------    -------------    -----------------------------------------------
Gary J. Elek               43        02-11-88       Senior Vice President and Treasurer; Senior
                                                    Vice President and Controller of First National
                                                    until January 1, 1992
Scott A. Lyons, Jr.        49        05-28-91       Senior Vice President; Executive Vice President
                                                    of First National since May 28, 1991;
                                                    previously partner with KPMG Peat Marwick
Terry E. Patton            46        04-10-85       Senior Vice President, Counsel and Secretary;
                                                    Senior Vice President, Counsel and Secretary of
                                                    First National

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of FirstMerit Common Stock are quoted on the NASDAQ National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

                        STOCK PERFORMANCE AND DIVIDENDS

                                                     PER SHARE
                         BIDS                -------------------------
 QUARTER       -------------------------      DIVIDEND         BOOK
  ENDING          HIGH           LOW            RATE          VALUE*
- ----------     ----------     ----------     ----------     ----------
  3-31-93         25.13          23.25         0.2150          14.51
  6-30-93         24.25          20.75         0.2150          14.84
  9-30-93         29.00          22.25         0.2350          15.17
 12-31-93         30.75          25.25         0.2350          15.38
- ----------------------------------------------------------------------
  3-31-94         26.00          22.50         0.2350          15.53
  6-30-94         26.00          22.50         0.2500          15.77
  9-30-94         27.75          23.75         0.2500          15.93
 12-31-94         27.50          21.75         0.2500          15.89
- ----------------------------------------------------------------------

- ---------------

Number of shareholders at Dec. 31, 1994 - 6,828

*Based upon number of shares outstanding at the end of each quarter.

     This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. All previous statistics are adjusted to reflect the two-for-one stock split of August 30, 1993. These quotations, furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

     On February 1, 1995 there were approximately 7,322 shareholders of record of FirstMerit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1994        1993        1992        1991        1990        1989
                               ----------   ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Results of Operations
  Interest income............. $  316,809     304,589     323,597     347,388     357,802     351,679
  Conversion to fully-tax
     equivalent...............      4,590       5,245       5,642       6,940       9,067      10,187
                               ----------   ---------   ---------   ---------   ---------   ---------
  Interest income*............    321,399     309,834     329,239     354,328     366,869     361,866
  Interest expense............    115,877     109,787     134,111     186,246     208,644     205,954
                               ----------   ---------   ---------   ---------   ---------   ---------
  Net interest income*........    205,522     200,047     195,128     168,082     158,225     155,912
  Provision for possible loan
     losses...................      4,461       7,239      17,657      11,827      11,979       8,892
  Other income................     56,876      55,320      51,951      45,696      38,912      37,859
  Other expense...............    166,986     160,767     146,790     136,130     126,746     132,058
                               ----------   ---------   ---------   ---------   ---------   ---------
  Income before federal income
     taxes*...................     90,951      87,361      82,632      65,821      58,412      52,821
  Federal income taxes........     26,060      26,556      23,717      16,755      12,329      13,635
  Fully-tax equivalent
     adjustment...............      4,590       5,245       5,642       6,940       9,067      10,187
                               ----------   ---------   ---------   ---------   ---------   ---------
  Federal income taxes*.......     30,650      31,801      29,359      23,695      21,396      23,822
                               ----------   ---------   ---------   ---------   ---------   ---------
  Net income.................. $   60,301      55,560      53,273      42,126      37,016      28,999
                               ==========   =========   =========   =========   =========   =========
  Per share:
     Net income............... $     2.22        2.05        1.97        1.56        1.37        1.07
     Cash dividends...........       0.98        0.87        0.79        0.77        0.71        0.66
  Dividend payout ratio.......      43.93%      42.27%      40.26%      49.31%      51.59%      61.81%
                               ----------   ---------   ---------   ---------   ---------   ---------
Average Ratios
  Return on total assets......       1.32%       1.28%       1.28%       1.04%       0.94%       0.76%
  Return on shareholders'
     equity...................      14.09%      13.79%      14.49%      12.38%      11.53%       9.28%
  Shareholders' equity to
     total assets.............       9.34%       9.28%       8.85%       8.41%       8.16%       8.15%
                               ----------   ---------   ---------   ---------   ---------   ---------
Balance Sheet Data
  Total assets (at December
     31)...................... $4,924,157   4,380,283   4,303,587   4,116,540   4,054,137   3,934,814
  Daily averages:
     Total assets............. $4,581,127   4,343,205   4,152,131   4,043,246   3,935,955   3,837,234
     Earning assets...........  4,238,733   3,968,334   3,814,714   3,712,362   3,600,807   3,495,006
     Deposits and other
       funds..................  4,116,836   3,898,096   3,736,949   3,655,910   3,566,706   3,478,424
     Shareholders' equity.....    427,824     402,853     367,638     340,183     321,117     312,655

- ---------------

*Fully-tax equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following commentary presents Management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for years 1994, 1993 and 1992. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

     All financial data have been restated to give effect to acquisitions accounted for on a pooling of interest basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

     FirstMerit Corporation's net income for 1994 totaled $60.3 million. This represents an 8.5% increase over 1993 and a record high for the Corporation. Net income was favorably affected by improved asset quality and increased non-interest income. Net income for 1994 of $60.3 million compares to $55.6 million in 1993 and $53.3 million in 1992.

     The return on average assets for the Corporation equaled 1.32% in 1994 compared to 1.28% in 1993 and 1992. The Corporation's return on average equity, which is largely affected by its strong capital base, equaled 14.09% in 1994 compared to 13.79% and 14.49% in 1993 and 1992, respectively.

     On April 22, 1994 the Corporation completed the acquisition of Great Northern Financial Corporation for approximately 1,882,440 shares of the Corporation's common stock. The transaction was accounted for as a pooling of interests and the following financial information in this report has been restated to reflect the acquisition.

     On August 19, 1993 the Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock, to shareholders of record as of August 30, 1993. The per share data is restated to reflect the stock split.

     Net income on a per share basis totaled $2.22 compared to $2.05 in 1993 and $1.97 in 1992. The following table summarizes the changes in earnings per share for 1994 and 1993.

                                                  1994/        1993/
                  (DOLLARS)                        1993         1992
- ---------------------------------------------    --------     --------
CHANGES IN EARNINGS PER SHARE
  Net income for 1993 and 1992,
     respectively............................     $ 2.05       $ 1.97
  Increases (decreases) attributable to:
     Net interest income -- taxable
       equivalent............................        .20          .18
     Provision for possible loan losses......        .10          .38
     Trust services..........................        .13          .03
     Service charges on deposit accounts.....       (.04)         .02
     Credit card fees........................        .01          .02
     Securities gains, net...................       (.01)        (.05)
     Other income............................       (.04)         .10
     Salaries and employee benefits..........       (.17)        (.33)
     Net occupancy expense...................       (.04)        (.03)
     Equipment expense.......................        .03         (.02)
     Other expenses..........................       (.04)        (.13)
     Federal income taxes -- taxable
       equivalent............................        .04         (.09)
                                                 --------     --------
     Net change in net income................        .17          .08
                                                 --------     --------
     Net income..............................     $ 2.22         2.05
                                                 ========     ========

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

     Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

                                                                        1994
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
     Interest bearing liabilities.....................  $3,450,367       4.22%       145,745
     Non-interest bearing liabilities and equity......     788,366       7.58%*       59,777
                                                        ----------                  --------
                                                        $4,238,733                   205,522
                                                        ==========                  ========

                                                                        1993
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest bearing liabilities.....................  $3,255,266       4.44%       144,373
     Non-interest bearing liabilities and equity......     713,068       7.81%*       55,674
                                                        ----------                  --------
                                                        $3,968,334                   200,047
                                                        ==========                  ========

                                                                        1992
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest bearing liabilities.....................  $3,198,227       4.44%       141,920
     Non-interest bearing liabilities and equity......     616,487       8.63%*       53,208
                                                        ----------                  --------
                                                        $3,814,714                   195,128
                                                        ==========                  ========

- ---------------

*Yield on earning assets

     Net interest income increased $5.5 million or 2.7% in 1994 compared to 1993 totaling $205.5 million. The increase resulted from an increase in average earning assets as the lower market interest rates in the first half of 1994 as well as the prior two years reduced both the yield on earning assets and the interest spread. The yield on earning assets is down 23 basis points from 1993 at 7.58% and 105 basis points from 1992. Likewise the interest spread is down 22 basis points from both 1993 and 1992 largely due to lower yield on earning assets.

     Earning assets funded by non-interest bearing liabilities increased from 18.0% in 1993 and 16.2% in 1992 to 18.6% in 1994. The cost of interest bearing liabilities and equity was 3.36% in 1994 compared to 3.37% and 4.19% in 1993 and 1992, respectively.

     While the cost of funds decreased in 1994, higher interest rates in the second half of 1994 resulted in a higher funding cost while the yield on earning assets increased at a slower rate. As a result, the difference between funding cost and yield has decreased and has adversely affected net interest income. This trend is expected to continue at least through the first half of 1995, thereby continuing to negatively impact net interest income in 1995.

     The table below provides an analysis of the effect of changes in interest rates and volumes on net interest income in 1994 and 1993.

                    CHANGES IN NET INTEREST DIFFERENTIAL --
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                               1994 AND 1993                   1993 AND 1992
                                         --------------------------     ---------------------------
                                           INCREASE (DECREASE) IN         INCREASE (DECREASE) IN
                                          INTEREST INCOME/EXPENSE         INTEREST INCOME/EXPENSE
                                         --------------------------     ---------------------------
                                                   YIELD/                         YIELD/
                                         VOLUME     RATE     TOTAL      VOLUME     RATE      TOTAL
                                         -------   -------   ------     -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities:
  Taxable..............................   $3,739    (4,180)    (441)      3,881   (11,519)   (7,638)
  Tax-exempt...........................      353    (1,036)    (683)        (11)     (632)     (643)
Loans..................................   20,461    (6,876)  13,585       9,010   (19,431)  (10,421)
Federal funds sold.....................   (1,748)      852     (896)       (289)     (414)     (703)
                                         -------   -------   ------     -------   -------   -------
Total interest income..................   22,805   (11,240)  11,565      12,591   (31,996)  (19,405)
                                         -------   -------   ------     -------   -------   -------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing..............      428      (557)    (129)        161    (1,651)   (1,490)
  Savings..............................      665    (3,599)  (2,934)      4,670    (6,894)   (2,224)
  Certificates and other time
     deposits..........................     (930)      324     (606)     (5,153)  (14,935)  (20,088)
Federal funds purchased, securities
  sold under agreements to repurchase
  and other borrowings.................    7,936     1,823    9,759         150      (672)     (522)
                                         -------   -------   ------     -------   -------   -------
Total interest expense.................    8,099    (2,009)   6,090        (172)  (24,152)  (24,324)
                                         -------   -------   ------     -------   -------   -------
Net interest income....................  $14,706    (9,231)   5,475      12,763    (7,844)    4,919
                                         =======   =======   ======     =======   =======   =======

- ---------------

Note: The rate volume variance has been allocated entirely to volume.

     Total interest income increased by $11.6 million in 1994 or 3.7% compared to 1993, which decreased 5.9% compared to 1992. The 1994 increase resulted from a strong loan demand during the second half of the year as the local economy continued to show strength. Increases in loans accounted for $20.5 million of the $22.8 million increase in interest income due to increases in volume. Increases in interest income due to volume were offset by an $11.2 million decrease due to lower yields/rates. Income from investment securities decreased $5.2 million due to lower interest rates while loan income was off $6.9 million. In total, interest on loans increased $13.6 million while investments including federal funds sold decreased by $2.0 million.

     In 1993 lower interest rates offset increases in interest income as decreases due to yields/rates totaled $32.0 million compared to an increase due to volume of $12.6 million for a net decrease of $19.4 million.

     Interest expense increased by $6.1 million or 5.5% in 1994 compared to 1993 largely affected by increases in short term borrowings. Much of the funding of the loan volume increase noted above came from short term borrowing as deposit growth remained relatively flat. Increases in interest expense due to volume totaled $8.1 million of which $7.9 million was in short term borrowings while interest expense on deposits increased $.2 million from increased volume.

     While interest expense showed a decrease due to yields/rates most of the decrease was a result of lower costs of core deposits over the entire year totaling $3.8 million. The decrease in the cost of core deposits was offset by the increasing cost of short term borrowings which increased $1.8 million as much of the increase in borrowings occurred in the second half of 1994 in a rising interest rate environment.

     In 1993 interest expense was mainly affected by lower market interest rates as $24.2 million of the decrease in interest expense was due to lower yields/rates.

     The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities and the interest rate spread.

     In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax equivalent adjustment.

     The net interest margin was 4.85% in 1994 compared to 5.04% in 1993 and 5.12% in 1992. As interest rates continued their decline during the first half of 1994, the yield on earning assets ended the year at 7.58% down from 7.81% in 1993. The cost of funding the earning assets during 1994 fell 4 basis points to 2.73% compared to 2.77% in 1993 and 3.51% in 1992.

                                                         1994          1993          1992
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     Net interest income............................  $  200,932       194,802       189,486
     Tax equivalent adjustment......................       4,590         5,245         5,642
                                                      ----------     ---------     ---------
     Net interest income -- FTE.....................  $  205,522       200,047       195,128
                                                      ==========     =========     =========
     Average earning assets.........................  $4,238,733     3,968,334     3,814,714
                                                      ==========     =========     =========
     Net interest margin............................       4.85%         5.04%         5.12%
                                                      ==========     =========     =========

     The mix of earning assets was affected by a strong economy during 1994 as average loans outstanding increased 9.6% compared to one year ago. Average loans equalled 67.1% of average earning assets compared to 65.4% and 65.3% in 1993 and 1992, respectively.

     The amount of average earning assets funded by non-interest bearing liabilities and equity totaled 18.6% in 1994 compared to 18.0% in 1993 and 16.2% in 1992.

NON-INTEREST INCOME

     Non-interest income totaled $56.9 million in 1994, an increase of 2.8% compared to 1993. This follows a 6.5% increase for 1993 compared to 1992.

                                                               1994        1993       1992
                                                              -------     ------     ------
                                                                 (DOLLARS IN THOUSANDS)
     Trust fees.............................................  $13,423      9,907      9,103
     Service charges on deposits............................   19,674     20,687     20,089
     Credit card fees.......................................    8,226      7,987      7,317
     Service fees -- other..................................    5,111      4,372      4,296
     Mortgage sale and servicing............................    1,779      4,680      3,821
     Securities gains, net..................................      (76)        29      1,368
     Other income...........................................    8,739      7,658      5,957
                                                              -------     ------     ------
                                                              $56,876     55,320     51,951
                                                              =======     ======     ======

     A $3.5 million increase in trust fees helped offset a $2.9 million decrease in income from mortgage loan sales and servicing. While the decrease in mortgage fees was largely impacted by higher market interest rates, the increase in trust income was largely due to nonrecurring fees collected in 1994 amounting to approximately $2.5 million.

     The decrease in mortgage fees resulting from higher market interest rates is expected to continue in 1995.

     Service charges on deposits were down 4.9% compared to 1993 and accounted for 34.1% of non-interest income compared to 37.4% and 38.7% in 1993 and 1992, respectively. Credit card fees increased 3.0% compared to 1993 and accounted for 14.5% of non-interest income. Other income increased $1.0 million compared to one year ago, and accounted for 15.4% of non-interest income compared to 13.8% and 11.5% in 1993 and 1992, respectively.

     Continued increases in market interest rates had a significant impact on mortgage lending activities throughout 1994. Mortgage sales and loan servicing fees decreased from $4.7 million in 1993 to $1.8 million in 1994, a decrease of 62.0%. The Corporation's practice is to sell all fixed rate thirty year residential mortgage loans originated while retaining the servicing for these loans.

     Non-interest income covered 34.1% of non-interest expense in 1994, compared to 34.4% in 1993 and 35.4% in 1992. The banking industry as well as the Corporation continues to pursue new business opportunities which generate fee income and are not subject to interest rate volatility.

NON-INTEREST EXPENSE

     Non-interest expense increased 3.9% in 1994 compared to 1993 after a 9.5% increase for 1993 compared to 1992.

     OTHER EXPENSES

                                                             1994        1993        1992
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
     Salaries and wages..................................  $ 66,030      62,578      57,564
     Pension and benefits................................    20,622      19,399      15,370
                                                           --------     -------     -------
     Salaries, wages, pension and benefits...............    86,652      81,977      72,934
     Net occupancy expense...............................    12,738      11,619      10,731
     Equipment expense...................................     9,978      10,697      10,167
     Taxes, other than federal income taxes..............     6,089       5,253       5,304
     Stationery, supplies and postage....................     7,667       6,986       6,205
     Bankcard, loan processing and other fees............     8,873      11,070       8,797
     Advertising.........................................     2,665       2,755       2,342
     Professional services...............................     4,450       4,174       3,232
     Telephone...........................................     2,787       2,494       2,153
     FDIC assessment.....................................     8,260       7,380       7,197
     Amortization of intangibles.........................     3,878       3,485       3,539
     Other operating expenses............................    12,949      12,877      14,189
                                                           --------     -------     -------
     Total other expenses................................  $166,986     160,767     146,790
                                                           ========     =======     =======

     Salaries and wages totaled $66.0 million in 1994, an increase of 5.5% or $3.5 million. For 1994, salaries and wages accounted for 39.5% of operating expenses compared to 38.9% and 39.2% in 1993 and 1992, respectively. Pension and benefits expense increased $1.2 million in 1994 compared to one year ago or 6.3%. In 1994 the Corporation spent 31.2 cents in benefits for every dollar of salaries and wages compared to 31 cents in 1993 and 26.7 cents in 1992. 1992 benefit expense does not include provisions for postretirement benefits discussed below.

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

     The Corporation's accumulated postretirement benefit obligation (APBO) as of January 1, 1993 totaled $19.0 million, and is being amortized over twenty years at an annual cost of $.9 million.

     Occupancy increased from $11.6 million in 1993 to $12.7 million in 1994, an increase of $1.1 million. This increase primarily was due to the acquisition and renovation of a new Corporate headquarters in 1994 and the completion of the renovation of several subsidiary bank buildings.

     On January 1, 1994 the FDIC implemented a risk-based assessment system for depository institutions. Under the system, the annual assessment rate for each insured institution is determined on the basis of both capital and supervisory measures, and can range from $.23 per $100.00 of deposits to $.31 per $100.00 of deposits, depending on the capital and supervisory strength of the institution. Total premiums paid by the Corporation during 1994 were $8.3 million compared to $7.4 million and $7.2 million in 1993 and 1992, respectively.

     Various legislative proposals concerning the banking industry and regulatory reform are pending including a possible decrease in the FDIC insurance assessment. Given the uncertainty of the legislative and regulatory process, Management cannot assess the impact of such legislation on the Corporation's financial condition or results of operations.

FEDERAL INCOME TAX

     Federal income tax expense totaled $26.1 million in 1994 compared to $26.6 million in 1993 and $23.7 million in 1992. In 1994 the effective federal income tax rate for the Corporation equaled 30.2% compared to 32.3% in 1993 and 30.8% in 1992. One of the factors which continues to affect the effective tax rate is the Tax Reform Act of 1986 which raised the disallowance of interest cost on funds employed to carry most tax-exempt securities and loans acquired after August 7, 1986 from 20% to 100%. The result is that a greater proportion of pre-tax earnings is subject to federal income tax. The Corporation continues to invest in obligations of the local communities it serves.

     On August 10, 1993 Congress enacted the Omnibus Budget Reconciliation Act of 1993 which included among its provisions an increase in the statutory rate from 34% to 35%. Other provisions which impact the Corporation include changes in the deductibility of certain business expenses, changes in determining benefits and contributions under its qualified retirement plan, and the ability to depreciate future intangible assets.

INVESTMENT SECURITIES

     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and a means of diversifying risk. The Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading are measured at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings.

     At December 31, 1994 investment securities totaled $1,377.5 million compared to $1,340.2 million one year ago, an increase of 2.8%. Investment securities totaled $1,333.3 million at December 31, 1992.

     During 1994 approximately $49.2 million of investment securities were sold for which a $76 thousand net loss was realized.

     A summary of investment securities' carrying value is presented below as of December 31, 1994, 1993 and 1992. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields. The schedule reflects the liquidity within the investment securities portfolio as 20.9% of the total securities have maturities of one year or less.

                    CARRYING VALUE OF INVESTMENT SECURITIES

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                         1994          1993          1992
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     U.S. Treasury securities.......................  $  361,704       293,970       340,100
     U.S. Government agency obligations.............     582,275       489,001       277,574
     Obligations of states and political
       subdivisions.................................     129,280       147,673       133,747
     Mortgage-backed securities.....................     212,642       336,963       493,432
     Other securities...............................      91,607        72,606        88,487
                                                      ----------     ---------     ---------
                                                      $1,377,508     1,340,213     1,333,340
                                                      ==========     =========     =========

          MATURITIES OF THE INVESTMENT SECURITIES AT DECEMBER 31, 1994

                                                                OVER ONE YEAR         OVER FIVE YEARS
                                       ONE YEAR OR LESS      THROUGH FIVE YEARS      THROUGH TEN YEARS       OVER TEN YEARS
                                      -------------------    -------------------    -------------------    -------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                       AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS
                                      --------   --------    --------   --------    --------   --------    --------   --------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities............  $193,966      5.22%     167,738      5.72%          --        --           --        --
U.S. Government agency
  obligations.......................    43,715      6.66%     155,906      6.02%      45,134      6.37%     337,520      7.73%
Obligations of states and political
  subdivisions......................    48,199      8.29%*     55,809      7.77%*     17,846      7.58%*      7,426      9.10%*
Mortgage-backed securities..........       407      8.50%      38,298      5.85%      29,327      7.76%     144,610      6.87%
Other securities....................     2,198      6.58%      13,975      6.99%      13,947      6.37%      61,487      6.52%
                                      --------   --------    --------   --------    --------   --------    --------   --------
                                      $288,485      5.95%     431,726      6.15%     106,254      6.96%     551,043      7.39%
                                      ========   ========    ========   ========    ========   ========    ========   ========
Percent of total....................    20.94%                 31.34%                  7.71%                 40.01%
                                      ========               ========               ========               ========

- ---------------

*Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1994.

     The yield on the portfolio fell to 6.15% in 1994 compared to 6.55% in 1993 and 7.53% in 1992.

     With lower market interest rates through mid-1994 and the Tax Reform Act of 1986, which reduced the tax benefit of obligations of state and municipalities, the Corporation continued to look at alternative investments to increase yield while maintaining its soundness. Obligations of U.S. Government agencies, mortgage-backed securities, collateral mortgage obligations (CMOs) along with asset-backed securities provided increased yields and accounted for approximately 64.4% of the investment portfolio compared to 67.0% and 61.3% in 1993 and 1992 respectively.

     At December 31, 1994, the investment portfolio had a carrying value of $1,377.5 million and a market value of $1,358.3 million compared to $1,340.2 million and $1,356.1 million, respectively in 1993.

     During 1994 the use of various financial instruments such as derivatives received considerable attention. While mortgage-backed securities and CMOs are considered derivatives, the Corporation does not have any other forms of financial derivatives, such as swaps and caps as hedges or investments. In addition, the CMOs within the Corporation's investment portfolio tend to be the early tranches of the instruments.

LOANS

     Total loans outstanding at December 31, 1994 increased 20.9% compared to one year ago or $3,179.9 million compared to $2,631.2 million. A breakdown by category is presented below, along with a maturity summary of commercial, financial, and agricultural loans.

                                                                   DECEMBER 31,
                                 --------------------------------------------------------------------------------
                                    1994          1993          1992          1991          1990          1989
                                 ----------     ---------     ---------     ---------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural.................  $  467,428       430,118       423,170       403,238       408,403       478,165
Installments to individuals....     776,757       608,615       530,661       530,277       539,940       574,843
Real estate....................   1,777,082     1,535,801     1,558,206     1,527,222     1,446,925     1,332,065
Lease financing................     158,659        56,682        19,001        16,249        13,664        15,367
                                 ----------     ---------     ---------     ---------     ---------     ---------
  Total loans..................   3,179,926     2,631,216     2,531,038     2,476,986     2,408,932     2,400,440
Less allowance for possible
  loan losses..................      33,108        32,338        29,695        25,262        24,318        21,569
                                 ----------     ---------     ---------     ---------     ---------     ---------
  Net loans....................  $3,146,818     2,598,878     2,501,343     2,451,724     2,384,614     2,378,871
                                 ==========     =========     =========     =========     =========     =========

                                                                                    DECEMBER 31, 1994
                                                                                -------------------------
                                                                                COMMERCIAL, FINANCIAL AND
                                                                                      AGRICULTURAL
                                                                                -------------------------
Due in one year or less.........................................................         $ 284,813
Due after one but within five years.............................................           126,517
Due after five years............................................................            56,098
                                                                                         ---------
    Total.......................................................................         $ 467,428
                                                                                         =========
Loans due after one year with interest at a predetermined fixed rate............         $  97,871
Loans due after one year with interest at a floating rate.......................            84,744
                                                                                         ---------
    Total.......................................................................         $ 182,615
                                                                                         =========

     Real estate loans at December 31, 1994 totaled $1,777.1 million or 55.9% of total loans outstanding compared to 58.4% one year ago. Residential loans (1-4 family dwellings) totaled $1,037.1 million, home equity loans $100.7 million, construction loans $58.9 million and commercial real estate loans $580.4 million.

     Commercial real estate loans include both commercial loans where real estate has been taken as collateral and loans for commercial real estate. The majority of the commercial real estate loans look to the tenants' business for cash flow to service the debt and not to rents of the building itself. These loans are generally a part of an overall relationship with existing customers primarily within northeast Ohio.

     Consumer loans or loans to individuals increased 27.6% compared to one year ago and accounted for 24.4% of total loans compared to 23.1% in 1993. Lease financing increased from $56.7 million in 1993 to $158.7 million at December 31, 1994 or 5.0% of total loans outstanding. Auto leasing totaled $97.1 million with equipment leasing totaling $61.6 million at December 31, 1994.

     There are no loans outstanding which in total could be considered a concentration of lending in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

     In October 1994, the Financial Accounting Standards Board issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" ("SFAS No. 118"). SFAS No. 118 amends Statement of Financial Accounting Standard No. 114, which is effective for fiscal years beginning after December 15, 1994 and prescribes how the allowance for loan losses related to impaired loans should be determined and the required disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral. The adoption of this standard is not expected to have a material impact on the financial condition, results of operations or disclosures of the Corporation.

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

NON-PERFORMING ASSETS

     Non-performing assets consist of loans on non-accrual, loans which have been restructured and other real estate, which are defined as follows:

     - Non-accrual loans are loans which are 90 days past due and with respect to which, in Management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis.

     - Loans are classified as restructured when, due to the deterioration of a customer's financial ability, the original terms have been favorably modified or either principal or interest has been forgiven.

     - Other real estate consists of real estate acquired through foreclosure as satisfaction of debt and loans for which, in Management's opinion, in-substance foreclosure has occurred.

     Loans which are 90 days or more past due but continue to accrue interest are loans which, in Management's opinion, are well secured and are in the process of collection. Non-performing assets at December 31, 1994 totaled $15.4 million, down from $22.0 million in 1993 and $38.3 million in 1992. As a percent of total loans outstanding, non-performing assets were .49% in 1994 compared to .84% in 1993 and 1.51% in 1992.

     For the year ended December 31, 1994 interest income that would have been earned had these loans not been classified as non-accrual or restructured amounted to $793,000. The interest income actually earned on these loans amounted to $445,000.

     In addition to the loans classified as non-performing or past due 90 days or more accruing interest, there were $24.5 million at December 31, 1994 that Management believes to be potential problem loans. The loans are closely monitored by the Credit Risk Management Division to assess the borrowers' ability to comply with the terms of the loans. Management's most recent review indicates that a charge against the allowance for possible loan losses or classification as non-performing is not warranted for these loans at this time.

                                                                         DECEMBER 31,
                                                --------------------------------------------------------------
                                                 1994        1993       1992       1991       1990       1989
                                                -------     ------     ------     ------     ------     ------
                                                                    (DOLLARS IN THOUSANDS)
Non-accrual loans.............................  $12,899      9,927     19,587     20,181     27,278     23,445
Restructured loans............................    1,747      5,882      3,972      7,049     13,280      8,561
                                                -------     ------     ------     ------     ------     ------
    Total non-performing loans................   14,646     15,809     23,559     27,230     40,558     32,006
Other real estate owned.......................      799      6,164     14,777     13,430      6,418      9,049
                                                -------     ------     ------     ------     ------     ------
    Total non-performing assets...............  $15,445     21,973     38,336     40,660     46,976     41,055
                                                =======     ======     ======     ======     ======     ======
Loans past due 90 days or more accruing
  interest....................................  $ 3,569      2,830      6,593      5,843      8,304      8,013
                                                =======     ======     ======     ======     ======     ======
Total non-performing assets as a percent of
  total loans.................................      .49%       .84%      1.51%      1.64%      1.95%      1.71%
                                                =======     ======     ======     ======     ======     ======

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

     At December 31, 1994, the allowance for possible loan losses was $33.1 million or 1.04% of loans outstanding compared to $32.3 million or 1.23% in 1993 and $29.7 million or 1.17% in 1992. The allowance for loan losses coverage of non-performing assets equalled 214.4% at December 31, 1994 and 8.97 times 1994 net charge-offs.

     Net charge-offs for 1994 were $3.7 million, down from $4.6 million and $13.2 million in 1993 and 1992, respectively. As a percent of average loans outstanding, net charge-offs dropped from .18% and .53% in 1993 and 1992, respectively, to .13% in 1994. Management continues to believe that loans should be charged against the allowance for possible loan losses as soon as losses are identified.

     A six year summary of loan losses follows:

                                                                               DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                1994          1993          1992          1991          1990          1989
                                             ----------     ---------     ---------     ---------     ---------     ---------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for possible loan losses at
  beginning of year........................  $   32,338        29,695        25,262        24,318        21,569        19,108
Loans charged off:
  Commercial, financial and agricultural...       1,479         1,686         5,873         3,131         3,559         2,164
  Installment to individuals...............       1,752         1,794         7,940         7,197         8,362         5,917
  Real estate..............................       4,316         5,086         3,471         3,494           529           510
  Lease financing..........................          19            28            79           146           153            19
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................       7,566         8,594        17,363        13,968        12,603         8,610
                                             ----------     ---------     ---------     ---------     ---------     ---------
Recoveries:
  Commercial, financial and agricultural...         719         1,334         1,068           711         1,062           840
  Installment to individuals...............       3,029         2,548         2,518         2,250         2,165         1,261
  Real estate..............................         106            84           528           104            90            75
  Lease financing..........................          21            32            25            20            56             3
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................       3,875         3,998         4,139         3,085         3,373         2,179
                                             ----------     ---------     ---------     ---------     ---------     ---------
Net charge-offs............................       3,691         4,596        13,224        10,883         9,230         6,431
                                             ----------     ---------     ---------     ---------     ---------     ---------
Provision for possible loan losses.........       4,461         7,239        17,657        11,827        11,979         8,892
                                             ----------     ---------     ---------     ---------     ---------     ---------
Allowance for possible loan losses at end
  of year..................................  $   33,108        32,338        29,695        25,262        24,318        21,569
                                             ==========     =========     =========     =========     =========     =========
Average loans outstanding..................  $2,845,302     2,597,174     2,491,314     2,422,992     2,410,119     2,353,537
                                             ==========     =========     =========     =========     =========     =========
Ratio to average loans:
  Net charge-offs..........................        0.13%         0.18%         0.53%         0.45%         0.38%         0.27%
  Provision for possible loan losses.......        0.16%         0.28%         0.71%         0.49%         0.50%         0.38%
  Allowance for possible loan losses at end
    of year................................        1.16%         1.25%         1.19%         1.04%         1.01%         0.92%
                                             ==========     =========     =========     =========     =========     =========
Loans outstanding at end of year...........  $3,179,926     2,631,216     2,531,038     2,476,986     2,408,932     2,400,440
                                             ==========     =========     =========     =========     =========     =========
Allowance for possible loan losses:
  As a percent of loans outstanding at end
    of year................................        1.04%         1.23%         1.17%         1.02%         1.01%         0.90%
  As a multiple of net charge-offs.........        8.97x         7.04x         2.25x         2.32x         2.63x         3.35x
                                             ==========     =========     =========     =========     =========     =========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                AS OF DECEMBER 31, 1994
                                                             -----------------------------
                                                                         CATEGORY OF LOANS
                                                                           AS PERCENT OF
                                                             AMOUNT        OUTSTANDINGS
                                                             -------     -----------------
                                                                (DOLLARS IN THOUSANDS)
     Commercial, financial, and agricultural...............   $6,341            19.2%
     Real estate...........................................   13,823            41.7%
     Installment...........................................   12,245            37.0%
     Lease financing.......................................      699             2.1%
                                                             -------           -----
                                                             $33,108           100.0%
                                                             =======           =====

DEPOSITS

     Average deposits in 1994 increased 1.3% compared to 1993 as market interest rates continued at their lowest level in over 30 years through the first half of 1994. Total deposits averaged $3,758.0 million in 1994 compared to $3,710.4 million and $3,553.3 million in 1993 and 1992, respectively.

     As market interest rates continued their downward trend throughout the first half of 1994, the mix of deposits continued to shift toward the more liquid types of deposits. Later in the year, as market interest rates increased, deposits started shifting back to certificates of deposits as rates provided a premium compared to the rates on transaction accounts. The average yield on certificates and other time deposits was 4.19% in 1994, 4.17% in 1993 and 5.15% in 1992.

     Certificates and other time deposits accounted for 36.4% of average deposits in 1994 compared to 37.4% in 1993. Savings equaled 37.2% and 36.9% in 1994 and 1993, respectively, and demand deposits, both interest and non-interest bearing, was 26.4% and 25.7%, respectively.

     Savings deposits increased 1.95% compared to one year ago and represent 37.2% of total deposits. Interest bearing demand deposits increased 6.3%, totaling 8.7% of deposits as the average rate dropped to 2.20%. Non-interest bearing demand deposits totaled $666.5 million, an increase of 3.7%, and represented 17.7% of total deposits.

     The average cost of deposits was down 13 basis points compared to one year ago, or 2.64% compared to 2.77%.

     Based upon prior interest rate cycles, deposits are expected to continue to move back into certificates of deposits as interest rates rise, to obtain a premium for investing in longer term certificates.

                                                      YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                        1994                    1993                    1992
                                --------------------     -------------------     -------------------
                                 AVERAGE     AVERAGE      AVERAGE    AVERAGE      AVERAGE    AVERAGE
                                 BALANCE      RATE        BALANCE     RATE        BALANCE     RATE
                                ----------   -------     ---------   -------     ---------   -------
                                                       (DOLLARS IN THOUSANDS)
Demand
  deposits -- non-interest
  bearing.....................  $  666,469       --        642,830       --        538,722       --
Demand deposits -- interest
  bearing.....................     328,584     2.20%       309,172     2.38%       302,438     2.93%
Savings deposits..............   1,396,228     2.49%     1,369,469     2.75%     1,199,591     3.32%
Certificates and other time
  deposits....................   1,366,724     4.19%     1,388,920     4.17%     1,512,571     5.15%
                                ----------               ---------               ---------
                                $3,758,005               3,710,391               3,553,322
                                ==========               =========               =========

     The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of December 31, 1994, by time remaining until maturity.

                                                                                AMOUNT
                                                                        ----------------------
                                                                        (DOLLARS IN THOUSANDS)
Maturing in:
  Under 3 months........................................................        $109,813
  3 to 6 months.........................................................          26,028
  6 to 12 months........................................................          13,990
  Over 12 months........................................................          59,499
                                                                                --------
                                                                                $209,330
                                                                                ========

INTEREST RATE SENSITIVITY

     Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends within the financial markets and within the industry.

     The analysis presented below divides interest bearing assets and liabilities into maturity categories and measures the "GAP" between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion which it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by a moderate amount. The Corporation uses the GAP analysis and other tools to monitor rate risk.

     At December 31, 1994 the Corporation was in a moderate liability-sensitive position as illustrated in the following table:

                                                  31-60     61-90      91-180    181-365     OVER 1
                                    1-30 DAYS     DAYS       DAYS       DAYS       DAYS       YEAR        TOTAL
                                    ----------   -------   --------   --------   --------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Loan and leases.................  $  796,825   108,850     93,904    209,372    313,677   1,624,190   3,146,818
  Investment securities...........     179,263    55,186     13,287     96,321    211,884     821,567   1,377,508
  Federal funds sold..............       3,851        --         --         --         --          --       3,851
                                    ----------   -------   --------   --------   --------   ---------   ---------
Total Interest Earning Assets.....  $  979,939   164,036    107,191    305,693    525,561   2,445,757   4,528,177
                                    ----------   -------   --------   --------   --------   ---------   ---------
Interest Bearing Liabilities:
  Demand -- Interest bearing......  $   22,806     5,378      5,378     16,134     32,268     264,960     346,924
  Savings.........................      57,942    20,800    291,144     62,400    124,800     767,356   1,324,442
  Certificates and other time
    deposits......................     389,195   107,261    110,977    259,233    227,072     364,551   1,458,289
  Securities sold under agreement
    to repurchase and other
    borrowings....................     530,297    20,015         15      3,221     24,442      24,832     602,822
                                    ----------   -------   --------   --------   --------   ---------   ---------
Total Interest Bearing
  Liabilities.....................  $1,000,240   153,454    407,514    340,988    408,582   1,421,699   3,732,477
                                    ----------   -------   --------   --------   --------   ---------   ---------
Total GAP.........................  $  (20,301)   10,582   (300,323)   (35,295)   116,979   1,024,058     795,700
                                    ==========   =======   ========   ========   ========   =========   =========
Cumulative GAP....................  $  (20,301)   (9,719)  (310,042)  (345,337)  (228,358)    795,700
                                    ==========   =======   ========   ========   ========   =========

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1994 totaled $431.5 million compared to $417.2 million at December 31, 1993, an increase of 3.4%. Shareholders' equity at December 31, 1994 includes a ($23.2) million market value adjustment per SFAS No. 115 discussed earlier, otherwise equity would show a 9.0% increase compared to one year ago.

     The following table reflects the various measures of capital:

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                                1994                 1993                 1992
                                          ----------------     ----------------     ----------------
                                                                (IN THOUSANDS)
Total equity............................  $431,538    8.76%    $417,160    9.52%    $383,875    8.92%
Common equity...........................   431,538    8.76%     417,160    9.52%     383,875    8.92%
Tangible common equity (a)..............   412,556    8.41%     398,093    9.13%     361,617    8.45%
Tier 1 capital (b)......................   423,013   13.36%     406,850   15.17%     371,733   13.96%
Total risk-based capital (c)............   456,121   14.40%     439,188   16.38%     401,428   15.07%
Leverage (d)............................   423,013    8.74%     406,850    9.27%     371,733    8.80%

- ---------------

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

     FDICIA, which was enacted on December 19, 1991, set the capital guidelines for a financial institution to be considered "well-capitalized." These guidelines require a risk-based capital ratio of 10%, a Tier 1 capital ratio of 6% and a leverage ratio of 5%. At December 31, 1994 the Corporation's risk-based capital equaled 14.40% of risk-adjusted assets, a Tier 1 capital ratio of 13.36% and a leverage ratio of 8.74%.

     The Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on August 19, 1993. The split was paid to shareholders of record as of August 30, 1993.

     During 1994 the Corporation's Directors increased the quarterly cash dividend, marking the thirteenth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $.25 paid has an indicated annual rate of $1.00 per share. Over the past five years the dividend has increased at an annual rate of 8.2%.

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

     Loan demand increased significantly during the second half of 1994 while deposit growth remained relatively flat. As a result much of the loan growth was funded by short term borrowing such as Federal Home Loan Bank advances, Federal Funds purchased, and securities sold under agreement to repurchase. The Corporation intends, through one of its banking subsidiaries, to implement a bank note program which would be available to fund future loan demand.

     The liquidity needs of the Parent Company, primarily cash dividends and other corporate purposes, are met through cash, short term investments and quarterly dividends from banking subsidiaries.

     Management is not aware of any trend or event, other than noted above, that will result in or that is reasonably likely to occur that would result in a material increase or decrease in the Corporation's liquidity.

REGULATION AND SUPERVISION

     A strict uniform system of capital-based regulation of financial institutions became effective on December 19, 1992. Under this system, there are five different categories of capitalization, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier 1 capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At December 31, 1994, the Parent Company and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1994.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1994          1993
                                                                       ----------    -----------
                                                                       (IN THOUSANDS)
ASSETS
  Investment securities, market value $1,358,336 and $1,356,092,
     respectively....................................................  $1,377,508      1,340,213
  Federal funds sold.................................................       3,851         68,050
  Loans..............................................................   3,179,926      2,631,216
  Less allowance for possible loan losses............................      33,108         32,338
                                                                       ----------     ----------
       Net loans.....................................................   3,146,818      2,598,878
                                                                       ----------     ----------
       Total earning assets..........................................   4,528,177      4,007,141
                                                                       ----------     ----------
  Cash and due from banks............................................     222,527        225,226
  Premises and equipment, net........................................      77,319         71,271
  Accrued interest receivable and other assets.......................      96,134         76,645
                                                                       ----------     ----------
                                                                       $4,924,157      4,380,283
                                                                       ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand--non-interest bearing....................................  $  733,171        694,610
     Demand--interest bearing........................................     346,924        329,150
     Savings.........................................................   1,324,442      1,403,784
     Certificates and other time deposits............................   1,458,289      1,318,068
                                                                       ----------     ----------
       Total deposits................................................   3,862,826      3,745,612
                                                                       ----------     ----------
  Securities sold under agreements to repurchase and other
     borrowings......................................................     602,822        185,571
  Accrued taxes, expenses, and other liabilities.....................      26,971         31,940
                                                                       ----------     ----------
       Total liabilities.............................................   4,492,619      3,963,123
                                                                       ----------     ----------
  Commitments and contingencies......................................          --             --
  Shareholders' equity:
     Preferred stock, without par value:
       authorized and unissued 7,000,000 shares......................          --             --
     Common stock, without par value:
       authorized 80,000,000 shares; issued 27,166,271 and 27,131,471
        shares, respectively.........................................      88,012         84,241
     Net unrealized holding losses on available-for-sale
      securities.....................................................     (23,205)            --
     Retained earnings...............................................     366,731        332,919
                                                                       ----------     ----------
       Total shareholders' equity....................................     431,538        417,160
                                                                       ----------     ----------
                                                                       $4,924,157      4,380,283
                                                                       ==========     ==========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             --------     --------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans...............................  $233,642      219,692      229,776
  Interest and dividends on investment securities:
     Taxable...............................................    73,960       74,401       82,038
     Exempt from federal income taxes......................     7,411        7,804        8,388
                                                             --------     --------     --------
                                                               81,371       82,205       90,426
  Interest on federal funds sold...........................     1,796        2,692        3,395
                                                             --------     --------     --------
       Total interest income...............................   316,809      304,589      323,597
                                                             --------     --------     --------
Interest expense:
  Interest on deposits:
     Demand--interest bearing..............................     7,242        7,371        8,861
     Savings...............................................    34,716       37,650       39,874
     Certificates and other time deposits..................    57,278       57,884       77,972
  Interest on securities sold under agreements to
     repurchase and other borrowings.......................    16,641        6,882        7,404
                                                             --------     --------     --------
       Total interest expense..............................   115,877      109,787      134,111
                                                             --------     --------     --------
       Net interest income.................................   200,932      194,802      189,486
Provision for possible loan losses.........................     4,461        7,239       17,657
                                                             --------     --------     --------
       Net interest income after provision for possible
          loan losses......................................   196,471      187,563      171,829
                                                             --------     --------     --------
Other income:
  Trust department.........................................    13,423        9,907        9,103
  Service charges on deposits..............................    19,674       20,687       20,089
  Credit card fees.........................................     8,226        7,987        7,317
  Investment securities gains (losses), net................       (76)          29        1,368
  Other operating income...................................    15,629       16,710       14,074
                                                             --------     --------     --------
       Total other income..................................    56,876       55,320       51,951
                                                             --------     --------     --------
                                                              253,347      242,883      223,780
                                                             --------     --------     --------
Other expenses:
  Salaries and wages.......................................    66,030       62,578       57,564
  Pension and employee benefits............................    20,622       19,399       15,370
  Net occupancy expense....................................    12,738       11,619       10,731
  Equipment expense........................................     9,978       10,697       10,167
  Other operating expenses.................................    57,618       56,474       52,958
                                                             --------     --------     --------
       Total other expenses................................   166,986      160,767      146,790
                                                             --------     --------     --------
       Income before federal income taxes..................    86,361       82,116       76,990
Federal income taxes.......................................    26,060       26,556       23,717
                                                             --------     --------     --------
       Net income..........................................  $ 60,301       55,560       53,273
                                                             ========     ========     ========
Weighted average number of common shares outstanding.......    27,152       27,101       27,040
                                                             ========     ========     ========
Net income per share.......................................  $   2.22         2.05         1.97
                                                             ========     ========     ========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                       --------------------------------------------------------------
                                                           NET UNREALIZED
                                                           HOLDING LOSSES                   TOTAL
                                       COMMON              AVAILABLE-FOR-    RETAINED   SHAREHOLDERS'
                                        STOCK    SURPLUS   SALE SECURITIES   EARNINGS      EQUITY
                                       -------   -------   ---------------   --------   -------------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1991.........  $42,537    39,674            --        269,021        351,232
  Net income.........................       --        --            --         53,273         53,273
  Cash dividends ($.79 per share)....       --        --            --        (21,449)       (21,449)
  Stock options exercised............      122       697            --             --            819
                                       -------   -------       -------       --------       --------
Balance at December 31, 1992.........   42,659    40,371            --        300,845        383,875
  Net income.........................       --        --            --         55,560         55,560
  Cash dividends ($.87 per share)....       --        --            --        (23,486)      (23,486)
  Stock options exercised............    1,211        --            --             --          1,211
  Elimination of par value...........   40,371   (40,371)           --             --             --
                                       -------   -------       -------       --------       --------
Balance at December 31, 1993.........   84,241        --            --        332,919        417,160
  Net income.........................       --        --            --         60,301         60,301
  Cash dividends ($.98 per share)....       --        --            --        (26,489)      (26,489)
  Stock options exercised............    3,771        --            --             --          3,771
  Market adjustment investment
     securities......................       --        --       (23,205)            --        (23,205)
                                       -------   -------       -------       --------       --------
Balance at December 31, 1994.........  $88,012        --       (23,205)       366,731       $431,538
                                       =======   =======       =======       ========       ========

     On December 15, 1994, the shareholders of the Corporation approved amendments to its Articles of Incorporation to increase the authorized common stock from 40 million to 80 million shares and to increase the authorized preferred stock from 3.5 million to 7.0 million shares.

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1994        1993        1992
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  60,301      55,560      53,273
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................      4,461       7,239      17,657
     Provision for depreciation and amortization............      7,543       6,723       7,050
     Amortization of investment securities premiums, net....      2,863       6,171       5,411
     Amortization of income for lease financing.............     (6,810)     (2,620)     (1,649)
     (Loss) gains on sales of investment securities, net....         76         (29)     (1,368)
     Deferred federal income taxes..........................     11,209        (109)     (3,860)
     (Increase) decrease in interest receivable.............     (5,501)      2,984       4,356
     Increase (decrease) in interest payable................      3,714      (1,227)     (7,464)
     Amortization of values ascribed to acquired
       intangibles..........................................      3,878       3,485       3,539
     Other increases (decreases)............................    (25,258)        171       7,842
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     56,476      78,348      84,787
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale--sales.................................     49,257      28,072      96,912
  Held-to-maturity--maturities..............................    389,234          --          --
  Available-for-sale--maturities............................    113,657     689,598     485,817
Purchases of investment securities held-to-maturity.........   (263,518)         --          --
Purchases of investment securities available-for-sale.......   (364,569)   (732,231)   (694,049)
Net (increase) decrease in federal funds sold...............     64,199      28,132     (10,519)
Net increase in loans and leases............................   (545,591)   (102,153)    (66,060)
Purchases of premises and equipment.........................    (16,802)    (10,449)     (5,569)
Sales of premises and equipment.............................      3,211       1,578       1,070
                                                              ---------   ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES.......................   (570,922)    (97,453)   (192,398)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, NOW and savings
  deposits..................................................    (23,007)    153,112     350,615
Net increase (decrease) in time deposits....................    140,221    (111,436)   (204,411)
Net increase in securities sold under repurchase agreements
  and other borrowings......................................    417,251      10,394       3,648
Cash dividends..............................................    (26,489)    (23,486)    (21,449)
Proceeds from exercise of stock options.....................      3,771       1,211         819
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    511,747      29,795     129,222
Increase (decrease) in cash and cash equivalents............     (2,699)     10,690      21,611
Cash and cash equivalents at beginning of year..............    225,226     214,536     192,925
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 222,527     225,226     214,536
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest, net of amount capitalized.......................  $  73,527      74,555      90,612
  Income taxes..............................................     27,424      28,900      24,954
                                                              =========   =========   =========

*Note -- The investment portfolio was not classified as held-to-maturity or available-for-sale until fiscal year beginning 1994. The investment securities cash flow information for fiscal years 1993 and 1992 is classified as available-for-sale in the above analysis.

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. On December 15, 1994 the shareholders approved a change in the name of the Corporation from First Bancorporation of Ohio to FirstMerit Corporation. The Corporation's activities are considered to be a single industry segment for financial reporting purposes. The following is a description of the more significant accounting policies:

     (a) Principles of Consolidation

         The consolidated financial statements include the accounts of FirstMerit Corporation (the "Parent Company") and its wholly-owned subsidiaries: First National Bank of Ohio, The Old Phoenix National Bank of Medina, Elyria Savings & Trust National Bank, The First National Bank in Massillon, Peoples National Bank, Peoples Bank, N.A., Life Savings Bank, FSB, FBOH Credit Life Insurance Company, FBOH Community Development Corporation and Bancorp Trust Co., N.A. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Investment Securities

         The Corporation adopted Statement of Financial Accounting Standards No. 115 in 1994. The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax amount in a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

         Effective January 1, 1994, the Corporation designated the core portion of its investment portfolio as held-to-maturity. This core portfolio is characterized by securities that will provide satisfactory earnings over a relatively wide band of interest rate movement and time frame. The Corporation has the ability to hold investment securities to maturity and it is Management's intent to hold these securities to maturity. The remaining investment securities were designated as available-for-sale because these securities may be sold under certain circumstances to fund liquidity and to manage the Corporation's interest rate risk. The Corporation does not maintain a trading account.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     (h) Federal Income Taxes

         The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date.

     (i) Value Ascribed To Acquired Intangibles

         The value ascribed to acquired intangibles, including core deposit premiums, results from the excess of cost over fair value of net assets acquired in acquisitions of financial institutions. Such values are being amortized over periods ranging from 10 to 25 years, which represents the estimated remaining lives of the long term interest bearing assets acquired. Amortization is generally computed on an accelerated basis based on the expected reduction in the carrying value of such acquired assets. If no significant amount of long term interest bearing assets is acquired, such value is amortized over the estimated life of the acquired deposit base, with amortization periods ranging from 10 to 15 years.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

2. ACQUISITIONS

     Great Northern Financial Corporation, a savings and loan holding company located in Barberton, Ohio, was acquired on April 22, 1994 in exchange for approximately 1,882,440 shares of the Corporation's common stock. The transaction was accounted for as a pooling of interests. The accompanying consolidated financial statements for all periods presented have been restated to account for the acquisition.

     Details of the results of operations of the previously separate corporations for the periods prior to combination are as follows:

                                                                          GREAT
                                                                        NORTHERN
                                                       FIRSTMERIT       FINANCIAL
                                                       CORPORATION     CORPORATION     COMBINED
                                                       -----------     -----------     --------
For the Three Months Ended March 31, 1994
  (unaudited):
Interest income......................................   $  65,955          6,531        72,486
Net interest income..................................   $  45,006          2,695        47,701
Net income...........................................   $  14,073            812        14,885
                                                       ==========      ==========      =========
For the Year Ended December 31, 1993:
Interest income......................................   $ 277,720         26,869       304,589
Net interest income..................................   $ 184,489         10,313       194,802
Net income...........................................   $  55,205            355        55,560
                                                       ==========      ==========      =========
For the Year Ended December 31, 1992:
Interest income......................................   $ 294,884         28,713       323,597
Net interest income..................................   $ 179,979          9,507       189,486
Net income...........................................   $  50,700          2,573        53,273
                                                       ==========      ==========      =========

     On August 10, 1994 FirstMerit Corporation entered into an Agreement of Affiliation and Plan of Merger with The CIVISTA Corporation, a savings and loan holding company headquartered in Canton, Ohio ("CIVISTA"). The agreement provided that all outstanding shares and options of CIVISTA would be exchanged for approximately 6,513,119 shares of the Corporation's common stock.

     On January 31, 1995, the Corporation completed the acquisition of CIVISTA in a transaction that has been accounted for as a pooling of interests. Pro forma combined unaudited operating results for the two companies for the three years ended December 31, 1994 are summarized below:

                                                             1994        1993        1992
                                                           --------     -------     -------
     Interest income.....................................  $371,018     361,208     385,088
     Net interest income.................................  $230,837     226,059     217,683
     Net income..........................................  $ 71,349      68,632      62,830
     Net income per share................................  $   2.13        2.07        1.90

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

3. INVESTMENT SECURITIES

     Investment securities are composed of:

                                                    GROSS         GROSS
                                    AMORTIZED     UNREALIZED    UNREALIZED     MARKET      CARRYING
                                       COST         GAINS         LOSSES        VALUE        VALUE
                                    ----------    ----------    ----------    ---------    ---------
December 31, 1994
Held to maturity:
  U.S. Treasury securities and
     U.S. Government agency
     obligations..................  $  462,315          41        17,174        445,182      462,315
  Obligations of state and
     political subdivisions.......     129,280       1,489           662        130,107      129,280
  Mortgage-backed securities......      97,135         607         2,860         94,882       97,135
  Other securities................      36,482          37           650         35,869       36,482
                                    ----------    ----------    ----------    ---------    ---------
                                       725,212       2,174        21,346        706,040      725,212
                                    ----------    ----------    ----------    ---------    ---------
Available for sale:
  U.S. Treasury securities and
     U.S. Government agency
     obligations..................     509,938          55        28,329        481,664      481,664
  Obligations of state and
     political subdivisions.......          --          --            --             --           --
  Mortgage-backed securities......     120,569          12         5,074        115,507      115,507
  Other securities................      57,494           1         2,370         55,125       55,125
                                    ----------    ----------    ----------    ---------    ---------
                                       688,001          68        35,773        652,296      652,296
                                    ----------    ----------    ----------    ---------    ---------
                                    $1,413,213       2,242        57,119      1,358,336    1,377,508
                                     =========    =========     =========      ========     ========
December 31, 1993
  U.S. Treasury securities and
     U.S. Government agency
     obligations..................     782,971       7,424         2,197        788,198      782,971
  Obligations of state and
     political subdivisions.......     147,673       2,768           250        150,191      147,673
  Mortgage-backed securities......     336,963       7,333           632        343,664      336,963
  Other securities................      72,606       1,542           109         74,039       72,606
                                    ----------    ----------    ----------    ---------    ---------
                                    $1,340,213      19,067         3,188      1,356,092    1,340,213
                                     =========    =========     =========      ========     ========

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties.

                                                                DECEMBER 31, 1994
                                                 -----------------------------------------------
                                                  AVAILABLE FOR SALE         HELD TO MATURITY
                                                 ---------------------     ---------------------
                                                 AMORTIZED     MARKET      AMORTIZED     MARKET
                                                   COST         VALUE        COST         VALUE
                                                 ---------     -------     ---------     -------
Due in one year or less........................  $ 68,641       68,326      220,159      219,024
Due after one year through five years..........   149,604      143,962      287,764      278,279
Due after five years through ten years.........    28,360       27,260       78,994       76,087
Due after ten years............................   441,396      412,748      138,295      132,650
                                                 ---------     -------     ---------     -------
                                                 $688,001      652,296      725,212      706,040
                                                 =========     =======     =========     =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Proceeds from sales of investment securities during the years ended December 31, 1994 and 1993 were $49,257 and $28,072, respectively. Gross gains of $96 and $109 and gross losses of $172 and $80 were realized on these sales, respectively.

     The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $883,320 and $614,533 at December 31, 1994 and 1993, respectively.

4. LOANS

     Loans consist of the following:

                                                                        DECEMBER 31,
                                                                  ------------------------
                                                                     1994          1993
                                                                  ----------     ---------
     Commercial, financial and agricultural.....................  $  467,428       430,118
     Loans to individuals, net of unearned income of $2,616 and
       $590, respectively.......................................     776,757       608,615
     Real estate................................................   1,777,082     1,535,801
     Lease financing............................................     158,659        56,682
                                                                  ----------     ---------
                                                                  $3,179,926     2,631,216
                                                                   =========     =========

     At December 31, 1994 and 1993, the Corporation serviced loans for others aggregating $433,903 and $396,027, respectively.

     The Corporation grants loans principally to customers located within the state of Ohio.

     The Corporation makes loans to officers and directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the year ended December 31, 1994 is summarized as follows:

          Aggregate amount at beginning of year...........................  $42,570
            Additions (deductions):
               New loans..................................................   62,203
               Repayments.................................................  (43,771)
               Changes in directors and their affiliations................  (15,001)
                                                                            -------
          Aggregate amount at end of year.................................  $46,001
                                                                            =======

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1994        1993       1992
                                                                 -------     ------     -------
Balance at beginning of year...................................  $32,338     29,695      25,262
  Additions (deductions):
     Provision for possible loan losses........................    4,461      7,239      17,657
     Loans charged off.........................................   (7,566)    (8,595)    (17,363)
     Recoveries on loans previously charged off................    3,875      3,999       4,139
                                                                 -------     ------     -------
Balance at end of year.........................................  $33,108     32,338      29,695
                                                                 =======     ======     =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

6. RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $16,943 during 1994. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1994, cash and due from banks included $20,079 deposited with the Federal Reserve Bank and other banks for these reasons.

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1995 are restricted by the regulatory agencies principally to the total of 1995 net income plus $25,048, representing the undistributed net income of the past two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

7. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                  DECEMBER 31,         ESTIMATED
                                                              --------------------       USEFUL
                                                                1994        1993         LIVES
                                                              --------     -------     ----------
Land........................................................  $ 10,760      10,487         --
Buildings...................................................    74,615      72,142     10-50 yrs
Equipment...................................................    62,184      57,929      3-50 yrs
Leasehold improvements......................................    11,303      10,903      1-40 yrs
                                                              --------     -------
                                                               158,862     151,461
Less accumulated depreciation and amortization..............    81,543      80,190
                                                              --------     -------
                                                              $ 77,319      71,271
                                                              ========     =======

     Amounts included in other expenses for depreciation and amortization aggregated $7,543, $6,723 and $7,050 for the years ended December 31, 1994, 1993 and 1992, respectively.

     At December 31, 1994, the Corporation was obligated for rental commitments under noncancellable operating leases on branch offices and equipment as follows:

  YEARS
  ENDING
 DECEMBER                                 LEASE
   31,                                 COMMITMENTS
- ----------                             -----------
   1995                                  $ 5,891
   1996                                    4,892
   1997                                    4,573
   1998                                    4,131
   1999                                    3,795
2000-2013                                 16,964
                                       -----------
                                         $40,246
                                       ============

     Rentals paid under noncancellable operating leases amounted to $6,163, $4,823 and $3,824 in 1994, 1993 and 1992, respectively.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

8. CERTIFICATES AND OTHER TIME DEPOSITS

     The aggregate amount of certificates and other time deposits of $100 and over at December 31, 1994 and 1993 was $209,330 and $132,387, respectively. Interest expense on these certificates and deposits amounted to $8,541 in 1994, $5,504 in 1993, and $6,645 in 1992.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     At December 31, 1994 and 1993, securities sold under agreements to repurchase totaled $467,393 and $185,571, respectively. The average balance of securities sold under agreements to repurchase and other borrowings for the years ended December 31, 1994 and 1993, amounted to $358,831 and $187,705, respectively. In 1994 the weighted average annual interest rate amounted to 4.64%, compared to 3.67% in 1993. The maximum amount of these borrowings at any month end amounted to $595,024 in 1994 and $215,768 in 1993.

     At December 31, 1994, the Corporation had $135,429 of Federal Home Loan Bank advances of which: $100,116 have maturities within one year with interest rates of 5.90% to 8.75%; $28,850 with maturities over one year to five years with interest rates of 4.65% to 8.40%; and $6,463 over five years with interest rates of 4.75% to 8.05%.

10. FEDERAL INCOME TAXES

     Federal income taxes are comprised of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1994        1993       1992
                                                                  -------     ------     ------
Taxes currently payable.........................................  $14,851     26,665     27,577
Deferred expense (benefit)......................................   11,209        106     (3,860)
Adjustment to deferred taxes as a result of the 1994 rate
  increase......................................................       --       (215)        --
                                                                  -------     ------     ------
                                                                  $26,060     26,556     23,717
                                                                  =======     ======     ======

     The effective federal income tax rate differs from the statutory federal income tax rate as shown below:

                                                                         YEARS ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                        1994     1993     1992
                                                                        ----     ----     ----
Statutory rate........................................................   35%      35%      34%
Decrease (increase) in rate due to:
  Interest income on tax-exempt securities and tax-free loans, net....    4        4        5
  Exercise of options at acquisition..................................    3       --       --
  Thrift loss reserve recapture.......................................  (4)       --       --
  Reduction to excess tax reserves....................................    3       --       --
  Other...............................................................  (1)      (1)      (2)
                                                                        ----     ----     ----
Effective tax rate....................................................   30%      32%      31%
                                                                        ====     ====     ====

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     For 1994, 1993 and 1992 the deferred federal income tax provision (benefit) results from temporary differences in the recognition of income and expense for federal income tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1994       1993       1992
                                                               -------     -----     ------
     Loan loss provision.....................................  $  (254)     (672)    (1,474)
     Deferred loan fees, net.................................      261       (88)      (504)
     Leasing.................................................    9,638     1,172        136
     Pension expense.........................................      491       686       (635)
     Postretirement benefits.................................     (755)     (834)       (20)
     Other, net..............................................    1,828      (158)    (1,363)
                                                               -------     -----     ------
                                                               $11,209       106     (3,860)
                                                               =======     =====     ======

     Principal components of the Corporation's net deferred tax asset are summarized as follows:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1994        1993
                                                                            -------     ------
Excess of book loan provision over tax loan provision.....................  $ 9,963      9,709
Excess of tax depreciation over book depreciation.........................   (2,931)    (3,073)
Leasing book basis income over tax basis..................................  (12,864)    (3,226)
Deferred loan fees tax basis income over book basis.......................    2,048      2,309
Postretirement book basis expense over tax basis..........................    1,609        854
Security portfolio tax basis over book basis..............................   12,167         --
Other.....................................................................   (2,622)      (161)
                                                                            -------     ------
                                                                            $ 7,370      6,412
                                                                            =======     ======

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               1994        1993        1992
                                                             --------     -------     -------
Actuarial present value of benefit obligations: Accumulated
  benefit obligation, including vested benefits of $40,530,
  $42,021 and $35,116, respectively........................  ($43,229)    (45,459)    (36,822)
                                                             ========     =======     =======
Projected benefit obligation...............................  ($57,853)    (61,840)    (53,879)
Plan assets at fair value, primarily U.S. government
  obligations, corporate bonds and investments in equity
  funds....................................................    62,440      63,419      55,683
                                                             --------     -------     -------
Plan assets in excess of projected benefit obligation......     4,587       1,579       1,804
Unrecognized net gains.....................................    (5,859)     (2,428)     (3,150)
Unrecognized prior service cost............................     4,928       3,326       1,768
Remaining unrecognized net asset being amortized over
  employees' average remaining service life................    (1,061)     (2,172)     (2,833)
                                                             --------     -------     -------
Prepaid (accrued) pension cost.............................  $  2,595         305      (2,411)
                                                             ========     =======     =======
Expected long-term rate of return on assets................      9.00%       9.00%       8.50%
Weighted-average discount rate.............................      8.25%       7.50%       8.50%
Rate of increase in future compensation levels.............      5.00%       5.00%       6.50%
                                                             ========     =======     =======

     Net pension cost consists of the following components:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                   1994       1993       1992
                                                                  ------     ------     ------
Service cost....................................................  $3,164      2,724      2,353
Interest cost on projected benefit obligation...................   4,473      4,211      4,077
Actual return on plan assets....................................    (849)    (6,805)    (4,392)
Net total of other components...................................  (4,126)     2,185        (36)
                                                                  ------     ------     ------
Net periodic pension cost.......................................  $2,662      2,315      2,002
                                                                  ======     ======     ======

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches three years of credited service. Total savings plan expense was $1,874, $1,740 and $1,945 for 1994, 1993 and 1992, respectively.

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLAN

     The Corporation has a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993 the plan was changed to limit the Corporation's medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

     On January 1, 1993, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the cost of postretirement benefits expected to be provided to current and future retirees be

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

accrued over those employees' service periods. In addition to recognizing the cost of benefits for the current period, SFAS No. 106 requires recognition of the cost of benefits earned in prior service periods (the transition obligation). Prior to 1993, postretirement benefits were accounted for on a cash basis. As of January 1, 1993, the Corporation's accumulated postretirement benefit obligation (also its transition obligation) totalled approximately $19 million. The Corporation, as permitted by SFAS No. 106, has elected to amortize the transition obligation by charges to income over a twenty year period on a straight line basis.

     The following table sets forth the plan's status and amounts recognized in the Corporation's consolidated financial statements.

                                                                        DECEMBER 31,
                                                                    ---------------------
                                                                      1994         1993
                                                                    --------     --------
     Accumulated postretirement benefit obligation:
       Retirees...................................................  $(13,740)     (13,484)
       Fully eligible actives.....................................    (4,320)      (3,275)
       Other actives..............................................    (6,165)      (5,778)
                                                                    --------     --------
     Total accumulated postretirement benefit obligation..........   (24,225)     (22,537)
     Unrecognized prior net loss..................................     2,553        2,473
     Unrecognized prior service costs.............................        --           --
     Unrecognized transition obligation...........................    17,106       18,057
                                                                    --------     --------
     Accrued postretirement benefit cost..........................  $ (4,566)      (2,007)
                                                                    ========     ========

     Net postretirement benefit cost includes:

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                         ----------------
                                                                          1994      1993
                                                                         ------     -----
     Service cost......................................................  $  742       494
     Interest cost.....................................................   1,829     1,573
     Actual return on plan assets......................................      --        --
     Amortization of transition obligation.............................     950       950
     Net of other amortization and deferrals...........................     133        --
                                                                         ------     -----
     Net periodic postretirement cost..................................  $3,654     3,017
                                                                         ======     =====

     The following actuarial assumptions affect the determination of these amounts:

                                                                   PLAN YEAR JANUARY 1,
                                                                --------------------------
                                                                   1994           1993
                                                                -----------    -----------
     Expected long-term rate of return on assets..............          N/A            N/A
     Weighted-average discount rate...........................        8.25%          7.50%
     Medical trend rates:
       Pre-65.................................................   13.8%-6.0%     14.3%-6.0%
       Post-65................................................   13.0%-6.1%     13.5%-6.1%

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Shown below is the impact of a 1% increase in the medical trend rates
(i.e., pre-65, 14.8% for 1994 grading down to 7.0% in 2002; post-65 grading down to 7.1% in 2027). This information is required disclosure under SFAS No. 106.

                                                                 CURRENT     TREND        %
                                                                  TREND       +1%       CHANGE
                                                                 -------     ------     ------
Aggregate of the service and interest components of net
  periodic postretirement health care benefit cost.............  $2,252       2,354      +4.5%
Accumulated postretirement benefit obligation for health care
  benefits.....................................................  $21,885     23,286      +6.4%

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

     Options continue to be outstanding under the 1982 Incentive Stock Options Plan as amended in 1986, and these options are all fully exercisable.

     Options under these plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years; options granted as non-qualified stock options shall have terms established by a committee of the Board. Options are cancellable within defined periods of time based upon the reason for termination of employment.

     A summary of stock option activity for the years ended December 31, 1994, 1993 and 1992 follows:

                                                                SHARES
                                                        ----------------------
                                                        AVAILABLE       OUT-       RANGE OF OPTION
                                                        FOR GRANT     STANDING     PRICE PER SHARE
                                                        ---------     --------     ---------------
Balance December 31, 1991.............................     79,150     301,220       $8.59 - 16.54
  Add'l shares reserved...............................  1,100,000          --
  Cancelled...........................................         --      (5,480 )     10.82 - 16.54
  Exercised...........................................         --     (78,060 )      8.59 - 19.13
  Granted.............................................    (88,700)     88,700       18.50 - 19.13
                                                        ---------     --------     ---------------
Balance December 31, 1992.............................  1,090,450     306,380        8.59 - 19.13
  Cancelled...........................................         --      (1,400 )
  Exercised...........................................         --     (53,600 )      8.59 - 24.13
  Granted.............................................    (80,080)     80,080       24.13 - 24.19
                                                        ---------     --------     ---------------
Balance December 31, 1993.............................  1,010,370     331,460       10.82 - 24.19
  Cancelled...........................................         --          --
  Exercised...........................................         --     (34,800 )     10.82 - 24.13
  Granted.............................................    (73,590)     73,590       23.25 - 23.50
                                                        ---------     --------     ---------------
Balance December 31, 1994.............................    936,780     370,250      $10.82 - 24.19
                                                         ========     =======      ===============

     The Employee Stock Purchase Plan provides full-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Of the 200,000 shares available under the Plan, there were 12,762 and 10,946 shares issued in 1994 and 1993, respectively.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

14. PARENT COMPANY

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
CONDENSED BALANCE SHEETS                                                    1994        1993
                                                                          --------     -------
ASSETS
Cash and due from banks.................................................  $  3,795      10,756
Investment securities...................................................       840       1,390
Loans to subsidiaries...................................................    56,063      50,566
Investment in subsidiaries, at equity in underlying value of their net
  assets................................................................   361,897     353,930
Goodwill................................................................       687         974
Other assets............................................................    13,884       5,117
                                                                          --------     -------
                                                                          $437,166     422,733
                                                                          ========     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities...........................................  $  5,628       5,573
Shareholders' equity....................................................   431,538     417,160
                                                                          --------     -------
                                                                          $437,166     422,733
                                                                          ========     =======

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
CONDENSED STATEMENTS OF INCOME                                    1994        1993        1992
                                                                -------     -------     -------
Income:
  Cash dividends from subsidiaries............................  $42,400      56,264      51,307
  Other income................................................   20,287      17,673      13,877
                                                                -------     -------     -------
                                                                 62,687      73,937      65,184
Interest and other expenses...................................   26,561      23,577      19,364
                                                                -------     -------     -------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries........................   36,126      50,360      45,820
Federal income tax benefit....................................   (4,001)     (1,867)     (1,773)
                                                                -------     -------     -------
                                                                 40,127      52,227      47,593
Equity in undistributed income of subsidiaries................   20,174       3,333       5,680
                                                                -------     -------     -------
Net income....................................................  $60,301      55,560      53,273
                                                                =======     =======     =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                1994        1993        1992
                                                                -------     -------     -------
Operating activities:
Net income....................................................  $60,301      55,560      53,273
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Equity in undistributed income of subsidiaries..............  (20,174)     (3,333)     (5,680)
  Other.......................................................   (8,417)      1,122       3,415
                                                                -------     -------     -------
Net cash provided by operating activities.....................   31,710      53,349      51,008
                                                                -------     -------     -------
Investing activities:
Proceeds from maturities of investment securities.............      544         428          --
Loans to subsidiaries.........................................   (5,497)    (22,352)    (29,214)
Payments for investments in and advances to subsidiaries......  (11,000)         --          --
Purchases of investment securities............................       --          --        (568)
                                                                -------     -------     -------
Net cash used by investing activities.........................  (15,953)    (21,924)    (29,782)
                                                                -------     -------     -------
Financing activities:
Cash dividends................................................  (26,489)    (23,486)    (21,449)
Proceeds from exercise of stock options.......................    3,771       1,211         819
                                                                -------     -------     -------
Net cash used by financing activities.........................  (22,718)    (22,275)    (20,630)
                                                                -------     -------     -------
Net increase (decrease) in cash and cash equivalents..........   (6,961)      9,150         596
Cash and cash eqivalents at beginning of year.................   10,756       1,606       1,010
                                                                -------     -------     -------
Cash and cash equivalents at end of year......................  $ 3,795      10,756       1,606
                                                                =======     =======     =======

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                   DECEMBER 31,
                                                ---------------------------------------------------
                                                         1994                         1993
                                                -----------------------      ----------------------
                                                 CARRYING       FAIR         CARRYING       FAIR
                                                  AMOUNT        VALUE         AMOUNT        VALUE
                                                ----------    ---------      ---------    ---------
Financial assets:
  Investment securities.......................  $1,377,508    1,358,336      1,340,213    1,356,092
  Federal funds sold..........................       3,851        3,851         68,050       68,050
  Net loans...................................   3,146,818    3,054,214      2,598,878    2,626,164
  Cash and due from banks.....................     222,527      222,527        225,226      225,226
  Accrued interest receivable.................      33,436       33,436         26,766       26,766
Financial liabilities:
  Deposits....................................   3,862,826    3,827,079      3,745,612    3,761,654
  Securities sold under agreements to
     repurchase and other borrowings..........     602,822      605,418        185,571      187,046
  Accrued interest payable....................      10,157       10,157          5,830        5,830
Unrecognized financial instruments:
  Commitments to extend credit................          --           --             --           --
  Standby letters of credit and financial
     guarantees written.......................          --           --             --           --
  Loans sold with recourse....................          --           --             --           --

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and loans sold with recourse.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk:

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1994        1993
                                                                     --------     -------
     Commitments to extend credit..................................  $908,805     802,461
                                                                     ========     =======
     Standby letters of credit and financial guarantees written....  $ 52,357      51,784
                                                                     ========     =======
     Loans sold with recourse......................................  $  2,016       2,434
                                                                     ========     =======

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short term guarantees of $20,842 and $22,635 at December 31, 1994 and 1993, respectively, the remaining guarantees extend in varying amounts through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

17. CONTINGENCIES

     The nature of the Corporation's business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation's financial condition or results of operations.

     During 1991, a law suit was filed in federal court against First National Bank of Ohio ("Bank"), a subsidiary of the Parent Company, alleging conversion and negligence in the deposit of funds. The suit sought

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

actual damages against the Bank plus punitive damages, interest, costs, attorney's fees and other relief. Law suits brought in state court by other claimants based on the same deposits have been stayed. Management, after consultation with legal counsel, believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely and the maximum exposure for damages approximates $7.3 million.

     During 1993, the federal court granted the Bank's motion for summary judgement. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a notice of appeal. The Bank is vigorously seeking to have the favorable federal judgement affirmed on appeal. The Corporation continues to believe the Bank has meritorious defenses to all claims.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended December 31, 1994 and 1993 are summarized as follows:

                                                          QUARTERS
                                          ----------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH
                                          -------     ------     ------     ------
                                            IN THOUSANDS (EXCEPT PER SHARE DATA)
Total interest income............1994     $72,486     75,641     81,541     87,141
                                 ====     =======     ======     ======     ======
                                 1993     $77,019     77,159     75,415     74,996
                                 ====     =======     ======     ======     ======
Net interest income..............1994     $47,701     49,600     51,202     52,429
                                 ====     =======     ======     ======     ======
                                 1993     $48,026     49,327     48,323     49,126
                                 ====     =======     ======     ======     ======
Provision for possible loan
  losses.........................1994     $ 1,323        844      1,158      1,136
                                 ====     =======     ======     ======     ======
                                 1993     $ 1,965      1,914      1,653      1,707
                                 ====     =======     ======     ======     ======
Income before federal income
  taxes..........................1994     $21,289     21,341     21,316     22,415
                                 ====     =======     ======     ======     ======
                                 1993     $20,014     21,560     22,339     18,203
                                 ====     =======     ======     ======     ======
Net income.......................1994     $14,885     14,987     15,053     15,376
                                 ====     =======     ======     ======     ======
                                 1993     $13,986     14,954     14,989     11,631
                                 ====     =======     ======     ======     ======
Net income per share.............1994     $   .55        .55        .55        .57
                                 ====     =======     ======     ======     ======
                                 1993     $   .52        .55        .55        .43
                                 ====     =======     ======     ======     ======

19. SHAREHOLDER RIGHTS PLAN

     The Corporation has in effect a shareholder rights plan ("Plan"). The Plan provides that each share of Common Stock has one right attached. Under the Plan, the Rights would be distributed after either of the following events: (1) a person acquires 15% or more of the Common Stock of the Corporation, except if pursuant to a tender offer on terms determined by a majority of the "Continuing Directors" to be fair; or (2) the commencement of a tender offer that would result in a change in the ownership of 15% or more of the Common Stock. After such an event, each Right would entitle the holder to purchase shares of Series A Preferred Stock of the Corporation. The Corporation may redeem the Rights for $0.01 per Right.

                              MANAGEMENT'S REPORT

     The management of FirstMerit Corporation is responsible for the preparation and accuracy of the financial information presented in this annual report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles, based on the best estimates and judgement of management.

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

/s/  HOWARD L. FLOOD                            /s/  GARY J. ELEK
HOWARD L. FLOOD                                 GARY J. ELEK
President and Chief                             Senior Vice President
Executive Officer                               and Treasurer

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
FirstMerit Corporation:

     We have audited the accompanying consolidated balance sheets of FirstMerit Corporation (formerly First Bancorporation of Ohio) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMerit Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994 in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand, L.L.P.
Akron, Ohio
January 17, 1995 (except for Note 2, as to which the date is January 31, 1995)

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

  AVERAGE CONSOLIDATED BALANCE SHEETS, FULLY-TAX EQUIVALENT INTEREST RATES AND
                             INTEREST DIFFERENTIAL

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                         1994                                1993                               1992
                            -------------------------------     ------------------------------     ------------------------------
                             AVERAGE                AVERAGE      AVERAGE               AVERAGE      AVERAGE               AVERAGE
                             BALANCE     INTEREST    RATE        BALANCE    INTEREST    RATE        BALANCE    INTEREST    RATE
                            ----------   --------   -------     ---------   --------   -------     ---------   --------   -------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Investment securities:
  U.S. Treasury securities
    and U.S. Government
    agency obligations
    (taxable).............  $1,147,516     68,122     5.94%       931,837     60,301     6.47%       835,300     63,024     7.55%
  Obligations of states
    and political
    subdivisions (tax-
    exempt)...............     145,199     11,011     7.58        140,550     11,694     8.32        140,682     12,337     8.77
  Other securities........      89,669      5,838     6.51        242,802     14,100     5.81        278,061     19,015     6.84
                            ----------   --------               ---------   --------               ---------   --------
    Total investment
      securities..........   1,382,384     84,971     6.15      1,315,189     86,095     6.55      1,254,043     94,376     7.53
Federal funds sold........      44,300      1,796     4.05         87,414      2,692     3.08         96,803      3,395     3.51
Loans.....................   2,845,302    234,632     8.25      2,597,174    221,047     8.51      2,491,314    231,468     9.29
Less allowance for
  possible loan losses....      33,253         --       --         31,443         --       --         27,446         --       --
                            ----------   --------               ---------   --------               ---------   --------
    Net loans.............   2,812,049    234,632     8.34      2,565,731    221,047     8.62      2,463,868    231,468     9.39
                            ----------   --------               ---------   --------               ---------   --------
    Total earning
      assets..............   4,238,733    321,399     7.58      3,968,334    309,834     7.81      3,814,714    329,239     8.63
                                         --------                           --------                           --------
Cash and due from banks...     189,826                            218,352                            182,202
Other assets..............     152,568                            156,519                            155,215
                            ----------                          ---------                          ---------
    Total assets..........  $4,581,127                          4,343,205                          4,152,131
                            ==========                          =========                          =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits:
  Demand--
    non-interest
      bearing.............  $  666,469         --       --        642,830         --       --        538,722         --       --
  Demand--
    interest bearing......     328,584      7,242     2.20        309,172      7,371     2.38        302,438      8,861     2.93
  Savings.................   1,396,228     34,716     2.49      1,369,469     37,650     2.75      1,199,591     39,874     3.32
  Certificates and other
    time deposits.........   1,366,724     57,278     4.19      1,388,920     57,884     4.17      1,512,571     77,972     5.15
                            ----------   --------               ---------   --------               ---------   --------
    Total deposits........   3,758,005     99,236     2.64      3,710,391    102,905     2.77      3,553,322    126,707     3.57
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings....     358,831     16,641     4.64        187,705      6,882     3.67        183,627      7,404     4.03
                            ----------   --------               ---------   --------               ---------   --------
    Total interest bearing
      liabilities.........   3,450,367    115,877     3.36      3,225,266    109,787     3.37      3,198,227    134,111     4.19
                                         --------                           --------                           --------
Other liabilities.........      36,467                             42,256                             47,544
Shareholders' equity......     427,824                            402,853                            367,638
                            ----------                          ---------                          ---------
    Total liability and
      shareholders'
      equity..............  $4,581,127                          4,343,205                          4,152,131
                            ==========                          =========                          =========
Net yield on earning
  assets..................                205,522     4.85                   200,047     5.04                   195,128     5.12
                                         ========   =======                  =======   =======                  =======   =======
Interest rate spread......                            4.22                               4.44                               4.44
                                                    =======                            =======                            =======
Income on tax-exempt
  securities and loans....                  9,409                             10,454                             12,061
                                         ========                            =======                            =======

- ---------------

Notes:

Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Non-accrual loans have been included in the average balances.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see "Election of Directors" on pages 1 through 5 of FirstMerit's Proxy Statement dated March 2, 1995 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of FirstMerit appears in Part I of this report.

     Disclosures by FirstMerit with respect to compliance with Section 16(a) appear on page 5 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 6 through 16 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 20, and pages 1 through 5, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at page 16 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements appear in Part II of this Report:

        Independent Auditors' Report

        Management's Report

        Consolidated Balance Sheets

           December 31, 1994 and 1993

        Consolidated Statements of Income

           Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Changes in Shareholders' Equity

           Years ended December 31, 1994, 1993, and 1992

        Consolidated Statements of Cash Flows

           Years ended December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements

           Years ended December 31, 1994, 1993 and 1992

     (a)(2) Financial Statement Schedules

        All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this report.

     (a)(3) Management Contracts or Compensatory Plans or Arrangements (for remaining Exhibits, see the Exhibit Index which appears following the Signatures section of this report).

   CONTRACT, PLAN OR ARRANGEMENT               REFERENCE LOCATION
- -----------------------------------    -----------------------------------
1982 Incentive Stock Option Plan of    Registration Statement on Form S-8
  FirstMerit Corporation               No. 33-7266, Exhibit 4.2
Incentive Stock Option Agreement       Registration Statement on Form S-8
  relating to 1982 Incentive Stock     No. 33-7266, Exhibit 4.3
  Option Plan of FirstMerit
  Corporation
1992 Stock Option Program of           Form 10-K for fiscal year ended
  FirstMerit Corporation               December 31, 1991, Exhibit 10(c)
Incentive Stock Option Agreement       Form 10-K for fiscal year ended
  relating to 1992 Incentive Stock     December 31, 1991, Exhibit 10(d)
  Option Plan of FirstMerit
  Corporation
Non-Qualified Stock Option             Form 10-K for fiscal year ended
  Agreement relating to the 1992       December 31, 1991, Exhibit 10(e)
  Stock Option Program of
  FirstMerit Corporation
1985 FirstMerit Corporation Stock      Registration Statement on Form S-8
  Plan (CV)                            No. 33-57557, Exhibit 10(a)
1993 FirstMerit Corporation Stock      Registration Statement on Form S-8
  Plan (CV)                            No. 33-57557, Exhibit 10(b)
Employee Stock Purchase Plan of        Form 10-K for fiscal year ended
  FirstMerit Corporation               December 31, 1991, Exhibit 10(f)
1992 Directors Stock Option Program    Form 10-K for fiscal year ended
                                       December 31, 1991, Exhibit 10(g)
Directors Stock Option Agreement       Form 10-K for fiscal year ended
  relating to the 1992 Directors       December 31, 1991, Exhibit 10(h)
  Stock Option Program of
  FirstMerit Corporation
FirstMerit Corporation Executive       Form 10-K for fiscal year ended
  Supplemental Retirement Plan         December 31, 1991, Exhibit 10(i)
Form of FirstMerit Corporation         Form 10-K for fiscal year ended
  Unfunded Supplemental Benefit        December 31, 1991, Exhibit 10(j)
  Plan
FirstMerit Corporation Directors'      Form 10-K for fiscal year ended
  Deferral Fee Plan                    December 31, 1989, Exhibit 10(e)
Termination Agreement of Howard L.     Form 10-K for fiscal year ended
  Flood                                December 31, 1991, Exhibit 10(l)
Form of Termination Agreement with     Form 10-K for fiscal year ended
  certain of the executive officers    December 31, 1992, Exhibit 10(m)
  of FirstMerit Corporation and its
  Subsidiaries
Addendum to Termination Agreement      Form 10-K for fiscal year ended
  of Richard L. Hardgrove              December 31, 1993, Exhibit 10(r)

   CONTRACT, PLAN OR ARRANGEMENT               REFERENCE LOCATION
- -----------------------------------    -----------------------------------
Membership Agreement of Howard L.      Form 10-K for fiscal year ended
  Flood with respect to the            December 31, 1991, Exhibit 10(o)
  FirstMerit Corporation Executive
  Supplemental Retirement Plan
Membership Agreement of Scott A.       Form 10-K for fiscal year ended
  Lyons, Jr. with respect to the       December 31, 1991, Exhibit 10(q)
  FirstMerit Corporation Executive
  Supplemental Retirement Plan
Supplemental Pension Agreement of      Form 10-K for fiscal year ended
  John R. Macso                        December 31, 1991, Exhibit 10(r)
First Amendment to the FirstMerit      Form 10-K for fiscal year ended
  Corporation Executive                December 31, 1993, Exhibit 10(s)
  Supplemental Retirement Plan
Second Amendment to the FirstMerit     Form 10-K for fiscal year ended
  Corporation Executive                December 31, 1994, Exhibit 10(u)
  Supplemental Retirement Plan
First Amendment to the FirstMerit      Form 10-K for fiscal year ended
  Corporation Unfunded Supplemental    December 31, 1994, Exhibit 10(v)
  Benefit Plan
FirstMerit Corporation Executive       Form 10-K for fiscal year ended
  Committee Life Insurance Program     December 31, 1994, Exhibit 10(w)
  Summary
Long Term Disability Plan              Form 10-K for fiscal year ended
                                       December 31, 1994, Exhibit 10(x)

(b) Reports on Form 8-K

    On December 19, 1994, FirstMerit filed a report on Form 8-K relating to a change in the registrant's corporate name from First Bancorporation of Ohio to FirstMerit Corporation.

(c) Exhibits

    See the Exhibit Index which appears following the Signatures section of this report.

(d) Financial Statements

    See subparagraph (a)(1) above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF AKRON, STATE OF OHIO, ON THE 28TH DAY OF FEBRUARY, 1995.

                                            FirstMerit Corporation

                                            By:/s/ HOWARD L. FLOOD
                                               --------------------------------
                                               Howard L. Flood, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of February, 1995 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

            SIGNATURE                             TITLE
            ---------                             -----

  /s/ HOWARD L. FLOOD             President and Chief Executive Officer
- --------------------------------- (Principal Executive Officer) and Director Howard L. Flood

  /s/ GARY J. ELEK                Senior Vice President and Treasurer
- --------------------------------- (Principal Financial Officer and
  Gary J. Elek                    Principal Accounting Officer)

  /s/ JOHN C. BLICKLE             Director
- ---------------------------------
  John C. Blickle

  /s/ ROBERT M. CARTER            Director
- ---------------------------------
  Robert M. Carter

                                  Director
- ---------------------------------
  Richard A. Chenoweth

                                  Director
- ---------------------------------
  Elizabeth A. Dalton

                                  Director
- ---------------------------------
  Richard G. Gilbert

  /s/ TERRY L. HAINES             Director
- ---------------------------------
  Terry L. Haines

  /s/ RICHARD L. HARDGROVE        Director
- ---------------------------------
  Richard L. Hardgrove

  /s/ CLIFFORD J. ISROFF          Director
- ---------------------------------
  Clifford J. Isroff

  /s/ PHILIP A. LLOYD, II         Director
- ---------------------------------
  Philip A. Lloyd, II

                                  Director
- ---------------------------------
  Robert G. Merzweiler

                                  Director
- ---------------------------------
  Stephen E. Myers

  /s/ GILBERT H. NEAL             Director
- ---------------------------------
  Gilbert H. Neal

  /s/ ROGER T. READ               Director
- ---------------------------------
  Roger T. Read

                                  Director
- ---------------------------------
  Justin T. Rogers, Jr.

  /s/ DEL SPITZER                 Director
- ---------------------------------
  Del Spitzer

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER
- -------------
(3)(a)1      Amended and Restated Articles of Incorporation, as amended, of FirstMerit
             Corporation
(3)(b)2      Code of Regulations, as amended, of FirstMerit Corporation
(3)(c)3      Shareholders Rights Agreement dated October 21, 1993 between FirstMerit
             Corporation and First National Bank of Ohio
(4)          Description of Shares - contained in Exhibit 3(a) above
(10)(a)4     1982 Incentive Stock Option Plan of FirstMerit Corporation
(10)(b)5     Incentive Stock Option Agreement relating to 1982 Incentive Stock Option Plan of
             FirstMerit Corporation
(10)(c)6     1992 Stock Option Program of FirstMerit Corporation
(10)(d)7     Incentive Stock Option Agreement relating to the 1992 Stock Option program of
             FirstMerit Corporation
(10)(e)8     Non-Qualified Stock Option Agreement relating to the 1992 Stock Option Program of FirstMerit Corporation
(10)(f)9     Employee Stock Purchase Plan of FirstMerit Corporation
(10)(g)10    1992 Directors Stock Option Program
(10)(h)11    Directors Stock Option Agreement relating to the 1992 Directors Stock Option
             Program of FirstMerit Corporation
(10)(i)12    FirstMerit Corporation Executive Supplemental Retirement Plan
(10)(j)13    Form of FirstMerit Corporation Unfunded Supplemental Benefit Plan
(10)(k)14    FirstMerit Corporation Directors' Deferral Fee Plan
(10)(l)15    Termination Agreement of Howard L. Flood
(10)(m)16    Form of Termination Agreement with certain of the executive officers of
             FirstMerit Corporation and its Subsidiaries
(10)(n)17    Membership Agreement of Howard L. Flood with respect to the FirstMerit
             Corporation Executive Supplemental Retirement Plan
(10)(o)18    Membership Agreement of Scott A. Lyons, Jr. with respect to the FirstMerit
             Corporation Executive Supplemental Retirement Plan
(10)(p)19    Supplemental Pension Agreement of John R. Macso
(10)(q)20    Addendum to Termination Agreement of Richard L. Hardgrove
(10)(r)21    First Amendment to the FirstMerit Corporation Executive Supplemental Retirement
             Plan
(10)(s)22    1985 FirstMerit Corporation Stock Plan (CV)
(10)(t)23    1993 FirstMerit Corporation Stock Plan (CV)
(10)(u)      Second Amendment to the FirstMerit Corporation Executive Supplemental Retirement
             Plan
(10)(v)      First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan
(10)(w)      FirstMerit Corporation Executive Committee Life Insurance Program Summary
(10)(x)      Long Term Disability Plan
(21)         Subsidiaries of FirstMerit Corporation
(23)         Consent of Coopers & Lybrand, L.L.P.
(27)         Financial Data Schedule

- ---------------

1   Incorporated by reference to Exhibit 3 of FirstMerit's Forms 8-K filed with the Commission on November 4, 1993 and December 19, 1994.
2   Incorporated by reference to Exhibit 3(a) of FirstMerit's Registration Statement on Form S-4 (No. 33-24925)
    filed with the Commission on October 17, 1988.
3   Incorporated by reference to Exhibit 4 of FirstMerit's Registration Statement on Form 8-A filed with the
    Commission on November 4, 1993.
4   Incorporated by reference to Exhibit 4.2 of FirstMerit's Registration Statement on Form S-8 (No. 33-7266),
    filed with the Commission on July 15, 1986.

5   Incorporated by reference to Exhibit 4.3 of FirstMerit's Registration Statement on Form S-8 (No. 33-7266),
    filed with the Commission on July 15, 1986.
6   Incorporated by reference to Exhibit (10)(c) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
7   Incorporated by reference to Exhibit (10)(d) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
8   Incorporated by reference to Exhibit (10)(e) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
9   Incorporated by reference to Exhibit (10)(f) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
10  Incorporated by reference to Exhibit (10)(g) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
11  Incorporated by reference to Exhibit (10)(h) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
12  Incorporated by reference to Exhibit (10)(i) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
13  Incorporated by reference to Exhibit (10)(j) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
14  Incorporated by reference to Exhibit (10)(e) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1989, filed with the Commission on March 13, 1990.
15  Incorporated by reference to Exhibit (10)(l) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
16  Incorporated by reference to Exhibit (10)(m) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1992, filed with the Commission on March 15, 1993.
17  Incorporated by reference to Exhibit (10)(o) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
18  Incorporated by reference to Exhibit (10)(q) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
19  Incorporated by reference to Exhibit (10)(r) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1991, filed with the Commission on March 16, 1992.
20  Incorporated by reference to Exhibit (10)(r) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1993, filed with the Commission on March 17, 1994.
21  Incorporated by reference to Exhibit (10)(s) of FirstMerit's Form 10-K for the fiscal year ended December 31,
    1993, filed with the Commission on March 17, 1994.
22  Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form S-8 No. 33-57557, filed with the Commission on February 1, 1995.
23  Incorporated by reference to Exhibit (10)(b) of FirstMerit's Form S-8 No. 33-57557, filed with the Commission on February 1, 1995.