Form 10-K405/A
period 1994-12-31
FIRSTMERIT CORP
filed 1995-04-28
CIK 354869

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

                                AMENDMENT NO. 1

                             FIRSTMERIT CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                                   34-1339938
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                              identification no.)


III CASCADE PLAZA, 7TH  FLOOR, AKRON, OHIO        44308          (216) 384-8000
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 21, 1995: $667,142,505

          Indicate the number of shares outstanding of registrant's common stock as of April 21, 1995: 33,345,796 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Proxy Statement of FirstMerit Corporation, dated March 2, 1995, in Part III.

          The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1994, for the purpose of furnishing the financial statements for the FirstMerit Corporation Employee Stock Purchase Plan and the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan:

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
                                                                       ==========     ==========

See accompanying notes to consolidated financial statements.
                                                                1

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

     Details of the results of operations of the previously separate corporations for the periods prior to combination are as follows:

                                                                          GREAT
                                                                        NORTHERN
                                                       FIRSTMERIT       FINANCIAL
                                                       CORPORATION     CORPORATION     COMBINED
                                                       -----------     -----------     --------
For the Three Months Ended March 31, 1994
  (unaudited):
Interest income......................................   $  65,955          6,531        72,486
Net interest income..................................   $  45,006          2,695        47,701
Net income...........................................   $  14,073            812        14,885
                                                       ==========      =========      ========
For the Year Ended December 31, 1993:
Interest income......................................   $ 277,720         26,869       304,589
Net interest income..................................   $ 184,489         10,313       194,802
Net income...........................................   $  55,205            355        55,560
                                                       ==========      =========      ========
For the Year Ended December 31, 1992:
Interest income......................................   $ 294,884         28,713       323,597
Net interest income..................................   $ 179,979          9,507       189,486
Net income...........................................   $  50,700          2,573        53,273
                                                       ==========      =========      ========

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

     A summary of stock option activity for the years ended December 31, 1994, 1993 and 1992 follows:

                                                                SHARES
                                                        ----------------------
                                                        AVAILABLE       OUT-       RANGE OF OPTION
                                                        FOR GRANT     STANDING     PRICE PER SHARE
                                                        ---------     --------     ---------------
Balance December 31, 1991.............................     79,150     301,220       $8.59 - 16.54
  Add'l shares reserved...............................  1,100,000          --
  Cancelled...........................................         --      (5,480)      10.82 - 16.54
  Exercised...........................................         --     (78,060)       8.59 - 19.13
  Granted.............................................    (88,700)     88,700       18.50 - 19.13
                                                        ---------     --------     ---------------
Balance December 31, 1992.............................  1,090,450     306,380        8.59 - 19.13
  Cancelled...........................................         --      (1,400)
  Exercised...........................................         --     (53,600)       8.59 - 24.13
  Granted.............................................    (80,080)     80,080       24.13 - 24.19
                                                        ---------     --------     ---------------
Balance December 31, 1993.............................  1,010,370     331,460       10.82 - 24.19
  Cancelled...........................................         --          --
  Exercised...........................................         --     (34,800)      10.82 - 24.13
  Granted.............................................    (73,590)     73,590       23.25 - 23.50
                                                        ---------     --------     ---------------
Balance December 31, 1994.............................    936,780     370,250      $10.82 - 24.19
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

/s/  Coopers & Lybrand, L.L.P.
Akron, Ohio
January 17, 1995 (except for Note 2, as to which the date is January 31, 1995)

                             FIRSTMERIT CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                              FINANCIAL STATEMENTS
                 for the years ended December 31, 1994 and 1993


                                   CONTENTS

                                                                                         Page
                                                                                         ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . .      1

Financial Statements:

          Statements of Net Assets Available for Plan Benefits
                   at December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . .      2

          Statements of Changes in Net Assets Available for Plan Benefits
                   for the years ended December 31, 1994 and 1993 . . . . . . . . . .      3

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4-5

REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees of the
FirstMerit Corporation
Employee Stock Purchase Plan:

We have audited the accompanying statements of net assets available for plan benefits of the FirstMerit Corporation Employee Stock Purchase Plan (the "Plan") as of December 31, 1994 and 1993 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of December 31, 1994 and 1993 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand,  L.L.P.
Akron, Ohio
March 24, 1995

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1994 AND 1993



                                  ASSETS                1994            1993
                                                     ----------      ----------
Cash                                                 $  143,301      $  132,120

Investment in FirstMerit Corporation common
     shares, at fair value                              478,541         267,150
                                                     ----------      ----------

          Net assets available for plan benefits     $  621,842      $  399,270
                                                     ==========      ==========


The accompanying notes are an integral part of the financial statements.

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1994 and 1993



                                                                                               1994              1993
                                                                                            -----------       -----------
Additions to plan assets attributable to:
     Employee contributions                                                                 $  294,036        $   253,702
     Employer contributions                                                                     25,963
     Dividend income                                                                            17,692              7,074
     Net (depreciation) appreciation in fair value of FirstMerit Corporation
          common shares                                                                         (9,428)            74,198
                                                                                            -----------       -----------

            Total additions                                                                    328,263            334,974
                                                                                            -----------       -----------

Deductions to plan assets attributable to:
     Benefits paid to participants                                                              87,999             30,988
     Dividends paid to participants                                                             17,692              7,074
                                                                                            -----------       -----------

            Total deductions                                                                   105,691             38,062
                                                                                            -----------       -----------

            Net increase                                                                       222,572            296,912

Net assets available for plan benefits, beginning of year                                      399,270            102,358
                                                                                            -----------       -----------

Net assets available for plan benefits, end of year                                         $   621,842       $   399,270
                                                                                            ===========       ===========


The accompanying notes are an integral part of the financial statements.

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS


1.   PLAN DESCRIPTION:

The following brief description of the FirstMerit Corporation (the "Corporation") Employee Stock Purchase Plan (the "Plan") is provided for general information purposes only. Participants should refer to the Prospectus for more complete information.

GENERAL: The Board of Directors of the Corporation established the Plan on February 13, 1992 which was approved by the shareholders at the annual meeting on April 8, 1992. The Plan provides eligible full-time employees of the Corporation with the opportunity to acquire the Corporation's Common Shares on a payroll deduction basis.

CONTRIBUTIONS: Contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to five percent of the participant's compensation. The election to participate in the Plan must be completed on or before 15 business days prior to the commencement of a semiannual grant period. The semiannual grant dates are July 2 and January 2.

All contributions to the Plan are maintained by the Trust and Financial Services Division of First National Bank of Ohio. First National Bank of Ohio is a subsidiary of the Corporation, as well as the trustee of the Plan.

VESTING: Participant's are 100% vested in their account balances at all times.

PURCHASES OF COMMON SHARES: Under the Plan, up to 200,000 of the Corporation's Common Shares may be issued, subject to adjustment in the event of certain transactions affecting the Corporation's capital structure. Each participant in the Plan on a semiannual grant date is granted the option to purchase, from such funds as contributed by the participant, whole Common Shares of the Corporation at the option price of 85% of the fair market value of such shares valued as of the business day immediately preceding the semiannual grant date. Shares of Common stock granted pursuant to the Plan may be authorized but issued shares, shares now or hereafter held in the treasury of the Company, or shares purchased on the open market. When shares are purchased on the open market, the employer must reimburse the plan for 15% of the purchase price through employer contributions. All such Common Shares acquired on behalf of a participant under the Plan are maintained on a book entry basis on the records of the Corporation in an account for the participant.

ELIGIBILITY: Any person who has been employed by the Corporation or any of its subsidiaries for at least six months and who currently is employed on a regular full-time basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees.

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.   PLAN DESCRIPTION, CONTINUED:

     TRANSFERABILITY: Rights to purchase Common Shares under the Plan are not transferable, except by will or the laws of descent of distribution, and they may not be subjected to any lien or liability. Options expire on termination of employment for any reason other than disability or leave of absence. No participant may purchase shares under the Plan if, after the purchase, the participant would own more than 5% of the outstanding Common Shares of the Corporation. In addition, no participant may purchase shares exceeding $25,000 in fair market value in any one calendar year.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION: The accompanying financial statements have been prepared on an accrual basis in accordance with generally accepted accounting principles.

     INVESTMENTS: The investment in the Corporation's common shares is valued at fair market value using readily available published market values.

     The Plan presents in the statements of changes in net assets available for plan benefits the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

     ADMINISTRATIVE EXPENSES: Administrative expenses of the plan are paid by the Corporation.


3.   RIGHT TO TERMINATE:

     Although it has not expressed any interest to do so, the Corporation has the right to terminate the Plan at any time. In the event of Plan termination all assets in the Plan must be used solely for distributions to Plan participants.


4.   INCOME TAX STATUS:

     The Plan is a non-qualified plan under the Internal Revenue Code. The Plan is not exempt from federal income taxes.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES
                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                              FINANCIAL STATEMENTS
                 for the years ended December 31, 1994 and 1993


Index of Financial Statements and Supplemental Schedules

                                                                                       Pages
                                                                                       -----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . .      1

Financial Statements:

          Statements of Nets Assets Available for Plan Benefits
                   December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      2

          Statement of Changes in Net Assets Available for Plan Benefits
                   for the years ended December 31, 1994 and 1993 . . . . . . . . .      3

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    4-8


Supplemental Schedules:

          Assets Held for Investment as of December 31, 1994  . . . . . . . . . . .      9

          Transactions or Series of Transactions in Excess of 5% of the
                   Current Value of Plan Assets . . . . . . . . . . . . . . . . . .  10-11

Report of Independent Accountants

The Board of Directors
FirstMerit Corporation

We have audited the statements of net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employeee Salary Savings Retirement
Plan (the Plan) as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

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


/s/ Coopers & Lybrand, L.L.P.
Akron, Ohio
April 7, 1995
                                                                        1

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN


   STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
   December 31, 1994 and 1993

                                                                                        1994             1993
                                                                                  --------------   --------------
   Investments at current value:
      U.S. Government agencies:
        U.S. Treasury notes                                                        $        -         $ 2,822,435
        Federal Home Loan Banks                                                             -             748,048
                                                                                  --------------   --------------
                                                                                            -           3,570,483
                                                                                  --------------   --------------
   Mutual funds:
      Federated Government Obligations Fund                                              375,734             -
      Federated Short/Intermediate Government Fund                                       673,605             -
      Federated Capital Preservation Fund                                              2,671,383          792,088
      Frank Russell Investment Company Capital Guaranteed Fund                              -           1,088,810
      Frank Russell Investment Company International Securities Fund                        -             310,441
      Fidelity Advisor Series IV Ltd. Term Bond Fund                                     745,310             -
      Fidelity Advisor Equity Portfolio Income Fund                                         -           1,076,464
      Fidelity Advisor Equity Portfolio Growth Fund                                    1,720,000          326,863
      Fidelity Blue Chip Growth Fund                                                   2,291,744        1,353,626
      Fidelity Overseas Fund                                                             926,556             -
      Portage FDS Government Money Market Fund                                              -             603,959
      Newpoint Equity Fund                                                               863,370             -
                                                                                  --------------   --------------
                                                                                      10,267,702        5,552,251
                                                                                  --------------   --------------
   Commonwealth Life Insurance Company Guaranteed Investment
        Contracts                                                                           -             601,052
   FirstMerit Corporation Common Stock                                                19,443,625       15,826,200
                                                                                  --------------   --------------
               Total                                                                  29,711,327       25,549,986
                                                                                  --------------   --------------
   Cash/(Bank Overdraft)                                                                  60,744           (3,820)
   Accrued interest and other assets                                                      69,238           77,631
                                                                                  --------------   --------------
                                                                                         129,982           73,811
                                                                                  --------------   --------------
               Net assets available for plan benefits                               $ 29,841,309     $ 25,623,797
                                                                                  ==============   ==============

   The accompanying notes are an integral part of these financial statements.


FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1994 and 1993


                                                                                               1994              1993
                                                                                           -----------       -----------
      Additions:
         Contributions:
           Participants' contributions                                                     $ 3,305,292       $ 2,805,876
           Employers' contributions                                                          1,940,567         1,722,117
                                                                                           -----------       -----------
                                                                                             5,245,859         4,527,993
                                                                                           -----------       -----------
      Investment income:
         Interest                                                                              165,443           215,004
         Dividends                                                                             847,851           590,134
         Net unrealized (depreciation) appreciation of investments                          (1,006,697)        1,861,584
                                                                                           -----------       -----------
                                                                                                 6,597         2,666,722
                                                                                           -----------       -----------
      Assets received from new participants                                                  1,357,303              -
                                                                                           -----------       -----------
                    Total additions                                                          6,609,759         7,194,715
                                                                                           -----------       -----------
      Deductions:
         Withdrawals by former participants                                                  2,392,247         1,243,673
         Other                                                                                    -                  (55)
                                                                                           -----------       -----------
                    Total deductions                                                         2,392,247         1,243,618
                                                                                           -----------       -----------
                    Excess of additions over deductions                                      4,217,512         5,951,097
                                                                                           -----------       -----------
      Net assets available for plan benefits at beginning of period                         25,623,797        19,672,700
                                                                                           -----------       -----------
      Net assets available for plan benefits at end of period                              $29,841,309       $25,623,797
                                                                                           ===========       ===========

      The accompanying notes are an integral part of these financial statements.


FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

  NOTES TO FINANCIAL STATEMENTS

   1.   DESCRIPTION OF THE PLAN:

        The following brief description of the FirstMerit Corporation (FirstMerit) and Subsidiaries Employees' Salary Savings Retirement
        Plan (the Plan) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan's provisions.

        A.    GENERAL

              The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit, First National Bank of Ohio, The Old Phoenix National Bank of Medina, Peoples National Bank (effective July 1, 1989), The First National Bank in Massillon (effective April 1, 1990), Peoples Bank (effective January 1, 1991),
              Bancorp Trust Co., N.A. (effective January 1, 1991), Life Savings Bank, FSB, and Elyria Savings & Trust National Bank who have one year of service and have attained the age of 21. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

        B.    CONTRIBUTIONS

              In 1988, the Plan allowed each participant to contribute from two percent to six percent (in one percent increments) of compensation. The Plan was amended July 1, 1989 to increase the maximum participant contribution to ten percent. The Plan was further amended on January 1, 1990 to allow each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant's voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

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

              In January 1993, the Plan was amended to include a Retiree Medical Matching Program. This program provided for each employer to make additional matching contributions equal to 50% of the participants voluntary pretax employee contributions which do not exceed three percent of the participants basic compensation. Participants will become vested in the Retiree Medical Matching Program upon achieving five years of service or upon attaining normal retirement age.

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS, CONTINUED

1.    DESCRIPTION OF THE PLAN, CONTINUED:

      C.     PARTICIPANTS' ACCOUNTS

             First National Bank of Ohio (a subsidiary of FirstMerit), as the trustee for the Plan, maintains separate accounts for each participant. For the period of January 1, 1994 to September 31, 1994, each participant could direct his contributions be invested in FirstMerit Corporation common stock, a fixed income fund, an equity fund, a guaranteed income fund or a combination thereof with the minimum investment in any option of 25 percent. Effective October 1, 1994, the Plan was amended to allow each participant to direct his contributions be invested in FirstMerit Corporation common stock, a stable value fund, a short-term government bond fund, an intermediate bond fund, a high-quality, large capitalized stock fund, a blue chip growth fund, a growth stock fund, an international stock fund, or a combination thereof with the minimum investment in any option of 5 percent. Employer matching contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.

      D.     PAYMENT OF BENEFITS:

             Distribution to participants is made by one or more of the following methods (1) a single lump-sum payment, in cash; or (2) payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participants' life expectancy at the date such payments commence, if less.

       E.    ADMINISTRATIVE EXPENSES

             All expenses associated with administering the Plan, including the trustees' fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by the Corporation.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.    BASIS OF PRESENTATION

             The accompanying financial statements have been prepared on an accrual basis in accordance with generally accepted accounting principles.

       B.    INVESTMENTS

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

             Investments in Insurance Company Guaranteed Investment Contracts were recorded at the guaranteed value (contribution and interest) of plan assets for 1993.

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

         The Plan presents in the Statement of Changes in Net Assets the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

 3.      INVESTMENTS:

         During 1994 and 1993, the Plan's investments (including investments bought, sold, and held during the period) appreciated (depreciated) in value as follows:

                                                                                          1994             1993
                                                                                     -------------     ------------
         Investments at current value:
            U.S. Government agencies:
                  U.S. Treasury notes                                                 $    (97,062)      $   33,655
                  Federal Home Loan Banks                                                  (47,606)            (408)

            Mutual funds:
                  Federated Government Obligations                                               -                -
                  Federated Short-Interm Government                                         (9,046)               -
                  Federated Capital Preserve                                                     -                -
                  Frank Russell Investment Company Capital Guaranteed Fund                (153,810)          50,242
                  Frank Russell Investment Company Equity Income Fund                            -           (6,586)
                  Frank Russell Investment Company International Securities Fund           (35,307)          70,551
                  Frank Russell Investment Company Quantitative Equity Fund                      -          (32,068)
                  Fidelity Advisor Series IV Ltd. Term Bond                                 (3,480)               -
                  Fidelity Advisor Equity Portfolio Income                                 (36,465)          36,464
                  Fidelity Advisor Equity Portfolio Growth                                 (40,972)           3,615
                  Fidelity Blue Chip Growth Fund                                           (25,763)          (8,598)
                  Fidelity Overseas Fund                                                   (27,052)               -
                  Newpoint Equity Fund                                                       4,315                -

               FirstMerit Corporation Common Stock                                      (1,193,627)       1,350,250
                                                                                     -------------     ------------
                         Total                                                       $  (1,665,875)    $  1,497,117
                                                                                     =============     ============

 4.      FEDERAL INCOME TAXES:

         The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt federal income taxes under Section 501(a).

 5.      PLAN TERMINATION:

         Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the Boards of Directors of the participating employees.

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS, CONTINUED

 6.   Acquisition:

      Effective April 22, 1994, FirstMerit Corporation acquired Great Northern Financial Services Agency, Inc. located in Barberton, Ohio. The 401(k) plan of Great Northern Financial Services Agency, Inc. was merged into the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan effective April 22, 1994.

      Effective April 1, 1995, the former employees of the Civista Corporation became eligible for participation in the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan.

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN


NOTES TO FINANCIAL STATEMENTS, CONTINUED

 7. STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND:
                                                                                                Federated     Federated
                                                                                 FirstMerit   Short-Interm     Capital
                                                                                  Conmmon      Government    Preservation
                                         Fixed Fund  Equity Fund     GIC         Stock Fund       Fund           Fund
                                         ----------  -----------   ----------    ----------    ----------    ------------
 Additions:
   Contributions:
      Participants' contributions        $  451,778   $  659,996   $  318,847    $ 1,242,586     $ 31,293     $  102,813
      Employers' contributions                                                     1,940,567
                                         ----------   ----------   ----------    -----------     --------     ----------
                                            451,778      659,996      318,847      3,183,153       31,293        102,813
                                         ----------   ----------   ----------    -----------     --------     ----------
 Investment Income:
   Interest                                 165,443
   Dividends                                              57,400       48,453        686,352        5,096         26,452
   Net unrealized (depreciation)
    appreciation of Investments            (186,296)     130,092                  (1,093,315)      (9,046)
                                         ----------   ----------   ----------    -----------     --------     ----------
                                            (20,853)     187,492       48,453       (406,963)      (3,950)        26,452
                                         ----------   ----------   ----------    -----------     --------     ----------
 Assets received from new
    participants                            199,153      366,222      290,536        501,392
                                         ----------   ----------   ----------    -----------     --------     ----------
         Total additions                    630,078    1,213,710      657,836      3,277,582       27,343        129,265
                                         ----------   ----------   ----------    -----------     --------     ----------
 Deductions:
   Withdrawals by former
       participants                         220,203      424,733      229,499      1,204,789          556        297,616
                                         ----------   ----------   ----------    -----------     --------     ----------
         Excess of additions over
           deductions                       409,875      788,977      428,337      2,072,793       26,787       (168,351)
                                         ----------   ----------   ----------    -----------     --------     ----------
 Net assets available for plan
   benefits at beginning of period        3,644,294    5,552,251      601,052     15,826,200
                                         ----------   ----------   ----------    -----------     --------     ----------
         Subtotal                         4,054,169    6,341,228    1,029,389     17,898,993       26,787       (168,351)

 Transfers for plan amendment            (4,054,169)  (6,341,228)  (1,029,389)     2,050,348      646,818      2,839,734
                                         ----------   ----------   ----------    -----------     --------     ----------
 Net assets available for plan
   benefits at end of period             $        0   $        0   $        0    $19,949,341     $673,605     $2,671,383
                                         ==========   ==========   ==========    ===========     ========     ==========
Total participants with account
   balances                                                                            2,552          520          1,123
                                                                                 ===========     ========     ==========













































                                    Fidelity Advisor                          Fidelity
                                     Series IV Ltd.     Fidelity Advisor      Blue Chip      Fidelity       Newpoint
                                       Term Bond        Equity Portfolio       Growth        Overseas        Equity
                                          Fund            Growth Fund           Fund           Fund           Fund        Total
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Additions:
   Contributions:
      Participants' contributions    $      41,440        $      137,197     $    179,232    $   77,178      $  62,932  $ 3,305,292
      Employers' contributions                                                                                            1,940,567
                                    --------------      ----------------    -------------   -----------    -----------  -----------
                                            41,440               137,197          179,232        77,178         62,932    5,245,859
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Investment Income:
   Interest                                                                                                                 165,443
   Dividends                                 6,067                15,558                                         2,473      847,851
   Net unrealized (depreciation)
    appreciation of Investments             (3,499)               12,922          150,414       (12,242)         4,273   (1,006,697)
                                    --------------      ----------------    -------------   -----------    -----------  -----------
                                             2,568                28,480          150,414       (12,242)         6,746        6,597
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Assets received from new
    participants                                                                                                          1,357,303
                                    --------------      ----------------    -------------   -----------    -----------  -----------
         Total additions                    44,008               165,677          329,646        64,936         69,678    6,609,759
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Deductions:
   Withdrawals by former
      participants                             532                 3,449            8,449         1,094          1,327    2,392,247
                                    --------------      ----------------    -------------   -----------    -----------  -----------
         Excess of additions over
            deductions                      43,476               162,228          321,197        63,842         68,351    4,217,512
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Net assets available for plan
   benefits at beginning of period                                                                                       25,623,797
                                    --------------      ----------------    -------------   -----------    -----------  -----------
         Subtotal                           43,476               162,228          321,197        63,842         68,351   29,841,309

 Transfers for plan amendment              701,834             1,557,772        1,970,547       862,714        795,019
                                    --------------      ----------------    -------------   -----------    -----------  -----------
 Net assets available for plan
   benefits at end of period         $     745,310        $    1,720,000     $  2,291,744    $  926,556     $  863,370  $29,841,309
                                    ==============      ================    =============   ===========    ===========  ===========
Total participants with account
   balances                                    565                 1,140            1,409           851            859        2,552
                                    ==============      ================    =============   ===========    ===========  ===========

Note: The FirstMerit Corporation Common Stock Fund includes the Federated Government Obligations Fund, cash, and accrued Interest and other assets.

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
December 31, 1994

                                                                                                       Current
                                                                                       Cost             Value
                                                                                   ------------     ------------
   Mutual Funds:
      Federated Government Obligations Funds - 375,733.61 units                    $    375,734     $    375,734
      Federated Short Interm Government - 66,627.61 units                               682,650          673,605
      Federated Capital Preserve - 267,138.33 units                                   2,671,383        2,671,383
      Fidelity Advisor Series IV ltd. Term Bond - 72,642.28 units                       748,790          745,310
      Fidelity Advisor Series I Equity Growth - 72,642.28 units                       1,712,982        1,720,000
      Fidelity Blue Chip Growth - 88,313.84 units                                     2,288,720        2,291,744
      Fidelity Overseas Fund - 33,939.78 units                                          953,606          926,556
      Newpoint Equity Fund - 87,121.06 units                                            859,055          863,370
                                                                                   ------------     ------------

                                                                                     10,292,920       10,267,702
                                                                                   ------------     ------------

    FirstMerit Corporation Common Stock - 785,601 shares                             15,221,698       19,443,625
                                                                                   ------------     ------------

                                                                                   $ 25,514,618     $ 29,711,327
                                                                                   ============     ============

FIRST MERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN


   ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS for the year ended December 31, 1994

                                                 Number      Number of        Purchase      Selling      Cost of       Gain (Loss)
              Asset Description                of Shares    Transactions       Price         Price        Asset          on Sale
- --------------------------------------------   ---------    ------------     ----------    ---------    ---------     -------------
Category 1: Any single transaction within
the plan year that exceeds 5% value

Federated Capital Preservation Fund
Issue: 140411109                                208,704           1          $ 2,087,043

Fidelity Advisor Equity Portfolio Growth Fund
Issue: 315805101                                 54,573           1          $ 1,549,865

Fidelity Advisor Equity Portfolio Income Fund
Issue: 315808105                                 83,924           1                        $ 1,359,574     $ 1,250,000    $ 109,574

Fidelity Blue Chip Growth Fund
Issue: 316389303                                 80,687           1           $ 2,090,612

Fidelity Blue Chip Growth Fund
Issue: 306389303                                 65,974           1                        $ 1,704,780     $ 1,573,582    $ 131,198

Federated Government Obligations Fund
Issue: 60934N104                              1,635,629           1           $ 1,635,629

Newpoint Equity Fund
Issue: 735999203                              1,474,284           1                        $ 1,474,284     $ 1,474,284

U.S. Treasury Bills 09/29/94
Issue: 91279N42                               1,435,000           1                        $ 1,431,456     $ 1,431,456

U.S. Treasury Bills 09/29/94
Issue: 91279N42                               1,590,000           1           $ 1,585,170

U.S. Treasury Bills 09/29/94
Issue: 91279N42                               1,590,ODO           1                        $ 1,585,170     $ 1,585,170

Category 3: Series of transactions in
same security exceed 5% of value

Federated Capital Preservation Fund
Issue: 140411109                                 21,327          28           $   213,269

Federated Capital Preservation Fund
Issue: 140411109                                 42,101          26                        $   421,014     $   421,014

Fidelity Advisory Equity Portfolio Growth Fund
Issue: 315805101                                  7,517          27           $   218,207

Fidelity Advisor Equity Portfolio Growth Fund
Issue: 315805101                                 13,086          13                         $  374,525     $   333,964    $ 45,061

FIRSTMERIT CORPORATION
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN


ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
for the year ended December 31, 1994
                                                 Number      Number of        Purchase      Selling      Cost of       Gain (Loss)
              Asset Description                of Shares    Transactions       Price         Price        Asset          on Sale
- --------------------------------------------   ---------    ------------     ----------    ---------    ---------     -------------
Fidelity Advisor Equity Portfolio Income Fund
Issue: 315805101                                 13,567            4         $  210,000

Fidelity Blue Chip Growth Fund
Issue: 316389303                                 18,330           30         $  465,916

Fidelity Blue Chip Growth Fund                      734           13                       $    19,066   $    19,063   $         3
Issue: 316389303

FirstMerit Corporation Common Stock
Issue: 318677101                                212,477           58         $ 5,432,895

FirstMerit Corporation Common Stock
Issue: 318677101                                 13,526           35                       $   318,477   $   259,169   $    59,308

Federated Government Obligations Fund
Issue: 60934N104                                729,458           27         $  729,458

Federated Govemment Obligations Fund          1,989,354           10                       $ 1,989,354   $ 1,989,354
Issue: 60934N104

Newpoint Government Money Market Fund
Issue: 735686206                              2,263,922           87         $ 2,263,922

Newpoint Government Money Market Fund
Issue: 735686206                              2,473,603           51                       $ 2,473,603   $ 2,473,603

Newpoint Government Money Market Fund
Issue: 735999203                              5,477,968          101         $ 5,477,968

Newpoint Government Money Market Fund
Issue: 735999203                              4,397,963           96                       $ 4,397,963   $ 4,397,963

U.S. Treasury Bills 09/29/94
Issue: 912794N42                              2,310,000            4         $ 2,304,841

U.S. Treasury Bills 09/29/94
Issue: 912794N42                                875,000            2                        $  873,385   $   873,385

Note: Category 3 transactions do not include those identified under Category 1.


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

                   Consolidated Statements of Income
                           Years ended December 31, 1994, 1993 and 1992

                   Consolidated Statements of Changes in Shareholders' Equity
                           Years ended December 31, 1994, 1993, and 1992

                   Consolidated Statements of Cash Flows
                           Years ended December 31, 1994, 1993 and 1992

                   Notes to Consolidated Financial Statements
                           Years ended December 31, 1994, 1993 and 1992

                   Management's Report

                   Independent Auditors' Report

                   Report of Independent Accountants

                   Statements of Net Assets Available for FirstMerit
                           Corporation Employee Stock Purchase Plan
                           Benefits at December 31, 1994 and 1993

                   Statements of Changes in Net Assets Available for FirstMerit
                           Corporation Employee Stock Purchase Plan Benefits for the years ended December 31, 1994 and 1993

                   Report of Independent Accountants

                   Statements of Net Assets Available for FirstMerit
                           Corporation and Subsidiaries Employees' Salary Savings Retirement Plan Benefits December 31, 1994 and 1993

                   Statements of Changes in Net Assets Available for FirstMerit
                           Corporation and Subsidiaries Employees' Salary Savings Retirement Plan Benefits for the years ended December 31, 1994 and 1993

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 27th day of April, 1995.

                                                   FIRSTMERIT CORPORATION


                                     By: /s/ Gary J. Elek
                                         --------------------------------------
                                     Gary J. Elek, Senior Vice President
                                     and Treasurer (Principal Financial Officer
                                     and Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                                       ITEM
                  ----------------------------------------------------------

  23              Consent of Coopers & Lybrand, L.L.P.