Form 10-Q
period 1995-09-30
FIRSTMERIT CORP
filed 1995-11-15
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1995


                         COMMISSION FILE NUMBER 0-10161




                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               OHIO                                      34-1339938
 (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                NUMBER)


                III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO  44308
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                               (216) 384-8000
                             (TELEPHONE NUMBER)

                SHARES OF COMMON STOCK, AS OF SEPTEMBER 30, 1995
                                   33,604,474


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                             ---     ---

                             FIRSTMERIT CORPORATION


                         PART I - FINANCIAL STATEMENTS



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

         The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:


          Consolidated Balance Sheets as of September 30, 1995, December 31, 1994 and September 30, 1994


          Consolidated Statements of Income for the nine months ended September 30, 1995 and 1994


          Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1994 and for the nine months ended September 30, 1995


          Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994


          Notes to Consolidated Financial Statements as of September 30, 1995, December 31, 1994, and September 30, 1994

          Management's Discussion and Analysis of Financial Conditions as of September 30, 1995, December 31, 1994 and September 30, 1994 and Results of Operations for the quarter and nine months ended September 30, 1995 and 1994 and for the year ended December 31, 1994.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------


                                                                                         (In thousands)
                                                                        --------------------------------------------------

                                                                          September 30,        December 31,   September 30,
                                                                        --------------------------------------------------
                                                                               1995                 1994           1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                                $      1,339,087         1,610,360         1,676,454
Federal funds sold                                                              9,516            13,700            12,487
Loans less unearned income                                                  3,883,579         3,687,889         3,537,467
Less allowance for possible loan losses                                        38,673            35,834            35,613
                                                                     ----------------------------------------------------

    Net loans                                                               3,844,906         3,652,055         3,501,854
                                                                     ----------------------------------------------------

    Total earning assets                                                    5,193,509         5,276,115         5,190,795
Cash and due from banks                                                       240,879           238,073           224,907
Premises and equipment, net                                                    92,689            83,223            81,654
Accrued interest receivable and other assets                                   93,676           125,162           113,433
                                                                     ----------------------------------------------------

                                                                    $       5,620,753         5,722,573         5,610,789
                                                                     ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                       $         729,192           733,171           689,276
  Demand-interest bearing                                                     412,332           475,099           463,167
  Savings                                                                   1,475,968         1,633,189         1,683,209
  Certificates and other time deposits                                      1,809,685         1,699,998         1,638,776
                                                                     ----------------------------------------------------

    Total deposits                                                          4,427,177         4,541,457         4,474,428
Securities sold under agreements to repurchase
  and other borrowings                                                        590,420           612,624           575,929
                                                                     ----------------------------------------------------

    Total funds                                                             5,017,597         5,154,081         5,050,357
Accrued taxes, expenses, and other liabilities                                 59,468            45,173            38,216
                                                                     ----------------------------------------------------

    Total liabilities                                                       5,077,065         5,199,254         5,088,573
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                                    -                 -                -
  Common stock, without par value:
    authorized 80,000,000 shares; issued 33,604,474
    33,325,359 and 33,319,759 shares, respectively                            102,859            99,882            99,749
  Net unrealized holding gains(losses)
   on available for sale securities                                            (6,798)          (23,205)          (13,319)
  Retained earnings                                                           447,627           446,642           435,786
                                                                     ----------------------------------------------------

    Total shareholders' equity                                                543,688           523,319           522,216
                                                                     ----------------------------------------------------

                                                                     $      5,620,753         5,722,573         5,610,789
                                                                     ====================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
---------------------------------------

(In thousands except ratios)

                                                                                       Quarters
                                                 ----------------------------------------------------------------------------------

                                                                  1995                                           1994
                                                 ----------------------------------------------------------------------------------
                                                         3rd             2nd                1st                 4th          3rd
ASSETS
Investment securities                            $    1,394,350       1,479,016          1,498,357         1,645,526      1,647,422
Federal funds sold                                       17,927           9,465             15,482            31,911         17,110
Loans less unearned income                            3,864,206       3,869,187          3,807,842         3,611,012      3,354,209
Less allowance for possible
  loan losses                                            38,228          37,833             36,450            35,902         35,907
                                                 --------------       ---------          ---------         ---------      ---------

    Net loans                                         3,825,978       3,831,354          3,771,392         3,575,110      3,318,302
                                                 --------------       ---------          ---------         ---------      ---------

    Total earning assets                              5,238,255       5,319,835          5,285,231         5,252,547      4,982,834
Cash and due from banks                                 216,342         205,097            232,548           207,142        204,351
Premises and equipment, net                              90,999          87,263             84,590            82,181         80,783
Accrued interest receivable
  and other assets                                       88,309          99,071            109,206           109,163        112,377
                                                 --------------       ---------          ---------         ---------      ---------

                                                 $    5,633,905       5,711,266          5,711,575         5,651,033      5,380,345
                                                 ==============       =========          =========         =========      =========


LIABILITIES
Deposits:
  Demand-non-interest bearing                    $      725,235         710,734            708,097           689,964        660,783
  Demand-interest bearing                               415,810         424,126            444,005           470,873        461,667
  Savings                                             1,485,227       1,528,247          1,588,708         1,665,245      1,685,365
  Certificates and other time
    deposits                                          1,811,975       1,793,889          1,717,283         1,674,635      1,573,435
                                                 --------------      ----------          ---------         ---------      ---------

    Total deposits                                    4,438,247       4,456,996          4,458,093         4,500,717      4,381,250
Securities sold under agreements to
  repurchase and other borrowings                       588,133         649,942            684,794           575,561        443,836
                                                 --------------      ----------          ---------         ---------      ---------

    Total funds                                       5,026,380       5,106,938          5,142,887         5,076,278      4,825,086
Accrued taxes, expenses and
  other liabilities                                      70,054          77,462             50,676            49,517         39,139
                                                 --------------       ---------          ---------         ---------      ---------

    Total liabilities                                 5,096,434       5,184,400          5,193,563         5,125,795      4,864,225
SHAREHOLDERS' EQUITY                                    537,471         526,866            518,012           525,238        516,120
                                                 --------------       ---------          ---------         ---------      ---------

                                                 $    5,633,905       5,711,266          5,711,575         5,651,033      5,380,345
                                                 ==============      ==========         ==========        ==========     ==========


RATIOS
Net income as a percentage of:
    Average assets                                         1.17%           0.89%             -0.08%             1.27%          1.30%
    Average shareholders' equity                          12.29%           9.64%             -0.93%            13.61%         13.53%

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------

                                                                                    (In thousands except per share data)
                                                                      ------------------------------------------------------------
                                                                             Quarter Ended                       Nine Months Ended
                                                                             September 30,                         September 30,
                                                                      ------------------------------------------------------------
                                                                            1995              1994            1995           1994
                                                                      ------------------------------------------------------------
Interest income:
  Interest and fees on loans                                          $        83,102       70,175          $243,329      199,173
  Interest and dividends on securities:
    Taxable                                                                    19,808       22,598            63,456       63,628
    Exempt from Federal income taxes                                            1,596        1,909             4,882        5,701
  Interest on Federal funds sold                                                  295          228               793        1,805
                                                                      ----------------------------      -------------------------

      Total interest income                                                   104,801       94,910           312,460      270,307
                                                                      ----------------------------      -------------------------
Interest expense:
  Interest on deposits:
    Demand-interest bearing                                                     2,194        2,754             6,957        8,095
    Savings                                                                     9,294       10,758            29,557       32,122
    Certificates and other time deposits                                       25,653       17,450            72,154       48,985
  Interest on securities sold under agreements
    to repurchase and other borrowings                                          8,375        5,369            28,291       10,141
                                                                      ----------------------------      -------------------------

      Total interest expense                                                   45,516       36,331           136,959       99,343
                                                                      ----------------------------      -------------------------

      Net interest income                                                      59,285       58,579           175,501      170,964
Provision for possible loan losses                                              2,820        1,198             8,118        3,468
                                                                      ----------------------------      -------------------------

      Net interest income after provision
        for possible loan losses                                               56,465       57,381           167,383      167,496
                                                                      ----------------------------      -------------------------

Other income:
  Trust department income                                                       2,597        2,506             7,915        8,463
  Service charges on depositors' accounts                                       5,044        5,171            15,188       15,496
  Credit card fees                                                              2,412        2,186             6,871        6,194
  Securities gains (losses)                                                       126          (51)              566          653
  Other operating income                                                        7,873        7,156            22,278       21,738
                                                                      ----------------------------      -------------------------

      Total other income                                                       18,052       16,968            52,818       52,544
                                                                      ----------------------------      -------------------------

                                                                               74,517       74,349           220,201      220,040
                                                                      ----------------------------      -------------------------

Other expenses:
  Salaries, wages, pension and employee benefits                               23,978       24,336            77,969       72,578
  Net occupancy expense                                                         4,318        3,530            12,438       10,597
  Equipment expense                                                             3,135        2,931             9,522        8,804
  Other operating expense                                                      18,170       18,219            58,230       51,336
                                                                      ----------------------------      -------------------------

      Total other expenses                                                     49,601       49,016           158,159      143,315
                                                                      ----------------------------      -------------------------

      Income before Federal income taxes                                       24,916       25,333            62,042       76,725

Federal income taxes                                                            8,267        7,731            33,913       23,395
                                                                      ----------------------------      -------------------------

      Net income                                                      $        16,649       17,602            28,129       53,330
                                                                      ============================      =========================

Per share data based on average number of
  shares outstanding:
    Net income                                                        $          0.50         0.53              0.84         1.60

    Dividends paid                                                    $          0.25         0.25              0.75         0.73

  Weighted average number of shares
    outstanding                                                            33,563,711   33,312,439        33,447,352   33,305,235

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------

Year Ended December 31, 1994 and
Nine Months Ended September 30, 1995




                                                                    ----------------------------------------------------------------
                                                                                 Net unrealized
                                                                                 holding gains
                                                                                 (losses) on                          Total
                                                                     Common      available for        Retained     Shareholders'
                                                                     Stock       sale securities      Earnings        Equity
                                                                  -----------    ---------------     ---------     -------------
Balance at December 31, 1993                                       $95,992             -              404,129           500,121
  Net Income                                                          -                -               71,349            71,349
  Cash dividends ($.98 per share)                                     -                -              (28,836)          (28,836)
  Stock options exercised                                            3,890             -                  -               3,890
  Market adjustment investment securities                             -             (23,205)              -             (23,205)
                                                                  ----------     ---------------     ---------     -------------

Balance at December 31, 1994                                        99,882          (23,205)          446,642           523,319
  Net Income                                                          -                -               28,129            28,129
  Cash dividends ($.75 per share)                                     -                -              (27,758)          (27,758)
  Stock options exercised                                            2,977             -                  -               2,977
  Market adjustment investment securities                             -              16,407               -              16,407
  Acquisiton adjustment of fiscal year                                -                -                  614               614
                                                                  ---------     ---------------     ---------     -------------

Balance at September 30, 1995                                     $102,859           (6,798)          447,627           543,688
                                                                  ========      ===============     =========     =============

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994

(In thousands)
                                                                        -----------------
                                                                         1995      1994
                                                                        -------    ------
Operating Activities
--------------------
Net income                                                              $28,129    53,330
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                               8,118     3,468
  Provision for depreciation and amortization                             6,883     6,237
  Amortization of investment securities premiums, net                     2,106     1,691
  Amortization of income for lease financing                             (5,036)   (5,939)
  Gains on sales of investment securities, net                             (566)     (653)
  Deferred federal income taxes                                           8,421     1,112
  Decrease in interest receivable                                       (37,940)   (3,586)
  Increase (decrease) in interest payable                               (10,339)    2,614
  Amortization of values ascribed to acquired intangibles                 2,459     3,039
  Other increases (decreases)                                            75,116    (3,057)
                                                                       --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                77,351    58,256
                                                                       --------  --------
Investing Activities
--------------------
Dispositions of investment securities:
 Available-for-sale - sales                                              96,627    49,257
 Held-to-maturity - maturities                                          373,069   348,846
 Available-for-sale - maturities                                        103,089    47,998
Purchases of investment securities held-to-maturity                     (49,519) (312,747)
Purchases of investment securities available-for-sale                  (228,448) (251,576)
Net decrease in federal funds sold                                        4,184    62,101
Net increase in loans and leases                                       (195,933) (398,547)
Purchases of premises and equipment                                     (20,079)  (11,400)
Sales of premises and equipment                                           3,730     1,064
                                                                       --------  --------
NET CASH PROVIDED\(USED) BY INVESTING ACTIVITIES                         86,720  (465,004)
                                                                       --------  --------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits                       (223,967)  (25,333)
Net increase in time deposits                                           109,687    72,093
Net increase (decrease) in securities sold under repurchase
 agreements and other borrowings                                        (22,204)  364,884
Cash dividends                                                          (27,758)  (21,624)
Proceeds from exercise of stock options                                   2,977     3,757
                                                                       --------  --------
NET CASH PROVIDED\(USED) BY FINANCING ACTIVITIES                       (161,265)  393,777

Increase (decrease) in cash and cash equivalents                          2,806   (12,971)
Cash and cash equivalents at beginning of year                          238,073   237,878
                                                                       --------  --------
Cash and cash equivalents at end of year                               $240,879   224,907
                                                                       ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                  $72,396    69,376
  Income taxes                                                           12,562    20,900
                                                                       ========  ========

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES


Notes to Consolidated Financial Statements
September 30, 1995, December 31, 1994
and September 30, 1994

1. FirstMerit Corporation is a bank holding company whose principal assets are the common stock of its wholly owned subsidiaries, First National Bank of Ohio, The Old Phoenix National Bank of Medina, EST National Bank, Citizens National Bank, Peoples National Bank, Peoples Bank, N.A. and FirstMerit Bank, FSB. In addition FirstMerit Corporation owns all of the common stock of FirstMerit Credit Life Insurance Company, FirstMerit Trust Co., N.A., FirstMerit Community Development Corporation, Citizens Investment Corporation, and Citizens Savings Corporation of Stark County.

2. In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. This statement was adopted during the first quarter of 1994.

3. Management believes that the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the September 30, 1995 statement of condition and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1995, December 31, 1994
and September 30, 1994


4.       ACQUISITION

The CIVISTA Corporation located in Canton, Ohio was acquired on January 31, 1995 in exchange for 6,157,809 shares of FirstMerit Corporation common stock. The transaction was accounted for as a pooling-of-interests. The accompanying consolidated financial statements for all periods presented have been restated to account for the acquisition.

Detailed results of operations of the previously separate corporations for periods prior to the combination are as follows:

                                         FirstMerit          CIVISTA
                                        Corporation        Corporation         Combined
                                        --------------------------------------------------
  FOR THE YEAR ENDED
    DECEMBER 31, 1994

        Interest Income                      $316,809          54,209           371,018

        Net Interest Income                   200,932          29,905           230,837

        Net Income                             60,301          11,048            71,349


 FOR THE THREE MONTHS
    ENDED MARCH 31, 1994

        Interest Income                        72,486          13,823            86,309

        Net Interest Income                    47,701           7,652            55,353

        Net Income                             14,885           2,981            17,866


 FOR THE YEAR ENDED
    DECEMBER 31, 1993

        Interest Income                      $304,589          56,619           361,208

        Net Interest Income                   194,802          31,257           226,059

        Net Income                             55,560          13,072            68,632

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential       (Dollars in thousands)


                                                     Quarters ended September 31,               Year ended December 31,
                                               ------------------------------------     ------------------------------------
                                                                  1995                                 1994
                                               ------------------------------------     ------------------------------------
                                                     Average              Average         Average                    Average
                                                     Balance    Interest   Rate           Balance        Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                1,394,350    22,162     6.31%         1,624,724        97,952     6.03%
Federal funds sold                                      17,927       295     6.53%            55,126         2,168     3.93%
Loans, net of unearned income                        3,864,206    83,297     8.55%         3,350,162       275,488     8.22%
  Less allowance for possible loan losses               38,228                                36,040
                                               -------------------------                --------------------------

    Net loans                                        3,825,978    83,297     8.64%         3,314,122       275,488     8.31%
Cash and due from banks                                216,342     -         -               204,513            -       -
Other assets                                           179,308     -         -               187,273            -       -
                                               -------------------------                --------------------------

  Total assets                                       5,633,905   105,754     -             5,385,758       375,608      -
                                               =========================                ==========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                               725,235     -         -               666,469            -
  Demand-
    interest bearing                                   415,810     2,194     2.09%           460,994        10,429     2.26%
  Savings                                            1,485,227     9,294     2.48%         1,710,909        43,372     2.54%
  Certificates and other time deposits               1,811,975    25,653     5.62%         1,607,616        68,528     4.26%
                                               -------------------------                --------------------------

    Total deposits                                   4,438,247    37,141     3.32%         4,445,988       122,329     2.75%
Federal funds purchased, securities sold
  under agreements to repurchase and                   588,133     8,375     5.65%           374,351        17,853     4.77%
  other borrowings
Other liabilities                                       70,054     -                          50,559            -
Shareholders' equity                                   537,471     -                         514,860            -
                                               -------------------------                --------------------------

  Total liabilities and shareholders' equity         5,633,905    45,516     -             5,385,758       140,182     -
                                               =========================                ==========================
Total earning assets                                 5,238,255   105,754     8.01%         4,993,972       375,608     7.52%
                                               =========================                ==========================
Total interest bearing liabilities                   4,301,145    45,516     4.20%         4,153,870       140,182     3.37%
                                               =========================                ==========================
Net yield on earning assets                                       60,238     4.56%                         235,426     4.71%
                                                               ===================                    ======================
Interest rate spread                                                         3.81%                                     4.15%
                                                                           =======                                   =======





                                                   Quarters ended September 31,
                                               --------------------------------------
                                                                 1994
                                               --------------------------------------
                                                        Average               Average
                                                        Balance    Interest    Rate
                                               --------------------------------------

ASSETS
Investment securities                                1,647,422     25,412     6.12%
Federal funds sold                                      17,110        228     5.29%
Loans, net of unearned income                        3,354,209     70,385     8.33%
  Less allowance for possible loan losses               35,907
                                               --------------------------
    Net loans                                        3,318,302     70,385     8.42%
Cash and due from banks                                204,351      -         -
Other assets                                           193,160      -         -
                                               --------------------------

  Total assets                                        5,380,345     96,025     -
                                               ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                               660,783      -         -
  Demand-
    interest bearing                                   461,667      2,754     2.37%
  Savings                                            1,685,365     10,758     2.53%
  Certificates and other time deposits               1,573,435     17,450     4.40%
                                               --------------------------
    Total deposits                                   4,381,250     30,962     2.80%
Federal funds purchased, securities sold
  under agreements to repurchase and                   443,836      5,369     4.80%
  other borrowings
Other liabilities                                       39,139      -
Shareholders' equity                                   516,120      -
                                               --------------------------
  Total liabilities and shareholders' equity         5,380,345     36,331     -
                                               ==========================
Total earning assets                                 4,982,834     96,025     7.65%
                                               ==========================
Total interest bearing liabilities                   4,164,303     36,331     3.46%
                                               ==========================
Net yield on earning assets                                        59,694     4.75%
                                                               ======================
Interest rate spread                                                          4.18%
                                                                             =======

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS


         FirstMerit Corporation's net income for the quarter ended September 30, 1995 was $16,649,000 compared to $17,602,000 one year ago. For the nine-month period ended September 30, 1995, net income was $28,129,000 compared to $53,330,000 for the same period last year. Net income for the third quarter 1995 included a refund by the FDIC of a deposit assessment that increased after-tax earnings by $1,170,000. Also included in the 1995 year-to-date period are previously reported one-time charges of $2,198,000 related to an early retirement program and $16,214,000 related to the CIVISTA acquisition. Excluding the previously reported one-time charges, net income for the 1995 nine-month period would have been $46,541,000.

         Return on average assets equaled 1.17% for the third quarter of 1995 compared to 1.30% for the same quarter one year ago. The third quarter 1995 return on average equity was 12.29% compared to 13.53% for the same quarter in 1994. For the nine months ended September 30, 1995, return on average assets was .66% compared to 1.35% in 1994 and return on average equity was 7.15% compared to 13.95% last year. Excluding the current year one-time charges, nine-month 1995 results for return on average assets and return on average equity would have been 1.10% and 11.83%, respectively.

         In March 1995, management began developing a plan for increasing the profitability of the Corporation on a long-term basis. In addition to increasing revenue opportunities, in order to increase efficiencies and reduce operating costs, the plan currently contemplates the consolidation of much of the back-room operations of the Corporation's subsidiaries into one location. Although the plan is not yet complete and will continue to be developed, implementation of the initial portions of the plan occurred during the second quarter of 1995 and will continue throughout the balance of 1995. Pursuant to this plan, there are expected to be certain restructuring charges related to employee displacement, system changes, replacement of equipment and other costs. The final amount of these costs have yet to be determined but are expected to be recorded during the fourth quarter of 1995.

         As part of the federal budget reconciliation process, legislation is pending which will impose a one-time assessment on all institutions with SAIF-insured deposits. The assessment, if enacted, will be based on FirstMerit's SAIF deposit base which as of the last quarterly assessment (June 30, 1995) approximated $1,629,000,000.

         On a per share basis, net income for the quarter ended September 30, 1995 was $.50 compared to $.53 in 1994. For the 1995 year-to-date period, net income per share was $.84 compared to $1.60 last year. Excluding the 1995 one-time charges, net income per share for the nine months ended September 30, 1995 would have been $1.39. The components of change in per share income for the quarters ended September 30, as well as the nine months ended September 30, 1995 and 1994 are summarized in the following table.

CHANGES IN EARNINGS PER SHARE
-----------------------------


                                                  Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                                      1995/1994                     1995/1994
                                                  ------------------             -----------------
  Net income per share September  30, 1994               $.53                          1.60

  Increases (decreases) due to:

  Net interest income - taxable equivalent               0.02                          0.12

  Provision for possible loan losses                    (.05)                          (.13)

  Other income                                           0.03                            -

  Other expenses                                        (.01)                          (.44)

  Federal income taxes - taxable
  equivalent                                            (.02)                          (.31)
                                                  ------------------             -----------------
  Net change in net income per share                    (.03)                          (.76)
                                                  ------------------             -----------------

  Net income per share September 30, 1995               $0.50                          0.84
                                                  ==================             =================


NET INTEREST INCOME

         Net interest income, the Corporation's principal source of earnings, is the difference between the interest income generated by earning assets (primarily loans and investment securities) and the total interest paid on interest bearing funds (deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent ("FTE") basis, to provide a comparison among types of interest earning assets. Interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

         Net interest income FTE for the quarter ended September 30, 1995 was $60,238,000 compared to $59,694,000 for the same period one year ago, an increase of $544,000 or .9%. For the nine months ended September 30, 1995, net interest income FTE increased $3,953,000 from $174,499,000 to $178,452,000.

         As summarized in the schedule below, total interest income FTE increased $9,729,000 for the quarter ended September 30, 1995. An increase in loan volume contributed $10,994,000 toward higher interest income FTE while a decline in investment securities volume dropped interest income FTE by $4,022,000. In addition to the changes in volume, higher market interest rates on all interest yielding assets increased total interest income FTE by $2,744,000. These higher market interest rates caused the yield on earning assets to increase from 7.65% to 8.01% for the quarters ended September 30, 1995 and 1994, respectively.

         For the nine-month period, higher loan volume accounted for $36,907,000 of the increase and higher market rates on investment securities, loans, and federal funds sold pushed interest income higher by $13,237,000. The higher interest rates for the nine-month period increased the yield on earning assets from 7.52% in 1994 to 7.99% in 1995.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                            Quarters ended                         Quarters ended
                                             September 30,                          September 30,
                                             1995 and 1994                          1995 and 1994
                                             -------------                          -------------
                                          Increase (Decrease)                     Increase (Decrease)
                                        Interest Income/Expense                  Interest Income/Expense
                                     ---------------------------------        --------------------------------
                                                   Yield                                   Yield
                                     Volume        Rate        Total         Volume        Rate        Total
                                     ---------------------------------        --------------------------------
  INTEREST INCOME

  Investment Securities              $(4,022)         772       (3,250)       (5,943)       4,497       (1,446)

  Loans                               10,994        1,918       12,912        36,907        7,120       44,027

  Federal funds sold                      13           54           67        (2,632)       1,620       (1,012)
                                     ---------------------------------        --------------------------------
     Total interest income           $ 6,985        2,744        9,729        28,332       13,237       41,569


  INTEREST EXPENSE

  Interest on deposits:

    Demand-interest bearing             (242)        (318)        (560)         (550)        (588)      (1,138)

    Savings                           (1,252)        (212)      (1,464)       (3,573)       1,008       (2,565)

    Certificates and other
       time deposits                   3,377        4,826        8,203         8,401       14,768       23,169

    Federal Funds Purchased,

     REPOs & other borrowings          2,055          951        3,006        14,824        3,326       18,150
                                     ---------------------------------        --------------------------------
     Total interest expense          $ 3,983        5,247        9,185        19,102       18,514       37,616
                                     ---------------------------------        --------------------------------
  Net interest income                $ 3,047       (2,503)         544         9,230       (5,277)       3,953
                                     =================================        ================================

         Higher interest rates continued to have a significant impact on interest expense for both the quarter and nine-month periods ended September 30, 1995. Total interest expense increased $9,185,000 for the quarter ended September 30, 1995. An increase in the volume of federal funds purchased and other borrowings accounted for $3,938,000 of the increase while higher market interest rates on all deposits accounted for $5,247,000 of the total increase. As higher market interest rates increased the yield on earning assets, it also increased the Corporation's cost of funds. The average rate for interest bearing liabilities was 4.20% for the third quarter of 1995 compared to 3.46% for the same period one year ago.

           Similar to the fluctuations for the quarter ended September 30, 1995, the higher interest rate environment raised 1995 nine-month total interest expense by $18,514,000. Also contributing to higher interest expense was increased volume in fed funds purchased and other borrowings which raised interest expense by $19,102,000. The average rate for interest bearing liabilities was 4.18% for the nine-month period ended September 30, 1995 compared to 3.28% for the same period last year.

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


NET INTEREST MARGIN (DOLLARS IN THOUSANDS)

                                              Quarters Ended                      Nine Months Ended
                                              September 30,                         September 30,
                                       -----------------------------          ----------------------------
                                          1995               1994               1995               1994
                                       ----------          ---------          ---------          ---------
  Net interest income per
    financial statements               $   59,285             58,579            175,501            170,964

  Tax equivalent adjustment                   953              1,115              2,951              3,535
                                       ----------          ---------          ---------          ---------
  Net interest income - FTE               $60,238             59,694            178,452            174,499
                                       ==========          =========          =========          =========
  Average earning assets               $5,238,255          4,982,834          5,276,243          4,871,705
                                       ==========          =========          =========          =========
  Net interest margin                       4.56%              4.75%              4.52%              4.79%
                                       ==========          =========          =========          =========

         The Tax Reform Act of 1986 ("Act") reduced the tax benefit available to banks acquiring tax exempt assets which has resulted in the reduction of the tax-equivalent adjustment since the Act's adoption.

         Average loans outstanding for the quarter ended September 30, 1995 increased 15.2% to $3,864,206,000 compared to $3,354,209,000 for the same period one year ago.  For the nine months ended September 30, 1995 average
loans outstanding grew to $3,821,218,000 from $3,243,131,000 in 1994.   Average
loans outstanding for the third quarter and the nine months ended September 30, 1995 equaled 73.7% and 72.4%, respectively, of average earning assets.

         Average certificates and other time deposits have increased from 37.8% of total interest bearing funds in the third quarter of 1994 to 42.1% in the third quarter of 1995, while average savings deposits decreased from 40.5% in the third quarter of 1994 to 34.5% in the third quarter of 1995. Interest bearing demand deposits decreased from 11.1% to 9.7% of interest bearing funds while other borrowings increased from 10.7% to 13.7% of interest bearing funds.

         Interest bearing liabilities funded 82.1% of average earning assets for the third quarter of 1995 compared to 83.6% one year ago. Maximizing the use of non-interest liabilities helps reduce the cost of funds, thus improving the net interest margin.


NON-INTEREST INCOME

         Non-interest income for the quarter ended September 30, 1995 was $18,052,000 compared to $16,968,000 for the same period one year ago, an increase of 6.4%. For the nine-month period non-interest income increased slightly from $52,544,000 to $52,818,000.

         Trust department income increased 3.6% or $91,000, service charges on depositors' accounts decreased 2.5% or $127,000, credit card fees increased 10.3% or $226,000 and other operating income, including securities gains, increased 12.6% or $894,000 for the three-month period compared to one year ago. For the nine-month period compared to the same period last year, trust department income decreased 6.5% or $548,000, service charges on depositors' accounts decreased 2.0% or $308,000, credit card fees increased 10.9% or $677,000 and other operating income, including securities gains, increased 2.0% or $453,000.

         The Corporation continues to examine new sources of non-interest income as well as the current pricing of existing products and services which provide a source of revenues not sensitive to the interest rate environment.

NON-INTEREST EXPENSE

         Non-interest expense was $49,601,000 for the third quarter of 1995 compared to $49,016,000 for the same quarter of 1994, an increase of 1.2%. Salaries and benefits, the largest single component of non-interest expense, decreased 1.5% for the three months ended September 30, 1995 from $24,336,000 to $23,978,000 for the same period one year ago. For both the current and prior year three-month periods, salaries and benefits represented approximately 48% of the third quarter's total operating expenses. The decline in salaries and benefits is a result of the Corporation's actions to begin consolidation of back-room operations. These expenses should continue to decline as further consolidations and efficiencies occur throughout the remainder of 1995. Net occupancy expense increased from $3,530,000 in 1994's third quarter to $4,318,000 for the three months ended September 30, 1995. The higher occupancy expense relates to FirstMerit's investment in improved facilities to better serve our customers. Other operating expense for the third quarter of 1995 benefited in part by the refund by the FDIC of a deposit assessment totaling $1,800,000, before taxes.

          Non-interest expense for the nine months ended September 30, 1995 totaled $158,159,000 compared to $143,315,000 in 1994, an increase of 10.4%.
For the nine months ended September 30, 1995, salaries and benefits increased 7.4% compared to the same period last year. The nine-month salary and benefit totals of $77,969,000 and $72,578,000 represented 49.3% and 50.6% of total operating expenses for 1995 and 1994, respectively. As noted in the previous paragraph, however, the year-to-date trend of increasing salaries and benefits expense was reversed during the third quarter of 1995. As also discussed in the preceding paragraph, higher net occupancy expenses related to improved banking facilities were recorded during the nine months ended September 30, 1995. Net occupancy expenses for the current and prior year nine-month periods
were $12,438,000 and $10,597,000, respectively.   Other operating expense
increased 13.4% or $6,894,000 for the nine months ended September 30, 1995 compared to the same period one year ago.

          Included in both the salaries and benefits expense and the other operating expense for the nine months ended September 30, 1995 are first quarter charges relating to the acquisition of The CIVISTA Corporation. Approximately $5,850,000 were fees paid to the financial advisors of both The CIVISTA Corporation and FirstMerit Corporation to effect the acquisition, as well as the cost of severance payments to certain individuals as part of the acquisition. Also included in the 1995 year-to-date salaries and benefits totals is the second quarter pre-tax early retirement charge of $3,383,000.

         Excluding the one-time CIVISTA acquisition and early retirement charges, year-to-date non-interest expenses would have totaled $150,203,000, an increase of 4.8% over the prior year's nine-month results.

FINANCIAL CONDITIONS

INVESTMENT SECURITIES

         To comply with SFAS #115, in 1994, the Corporation placed its core investment portfolio in held-to-maturity and its remaining investments into available-for-sale. The core portfolio is held until maturity and should provide the Corporation with earnings and liquidity over a relatively wide band of interest rate movements. The available-for-sale portfolio represents the non-core segment of the Corporation's investment portfolio. This non-core segment will provide flexibility if under certain circumstances disposition is prudent. The Corporation's investment strategy focuses on high quality investments that provide earnings, liquidity and assist in asset/liability management. The Corporation does not engage in the trading of investment securities. Investment securities continue to be a source of liquidity in the funding of loan growth.

The book value and market value of investment securities classified as held-to-maturity are as follows:

                                                                September 30,  1995
                                                                -------------------
                                                              Gross             Gross
                                            Book           Unrealized         Unrealized           Market
                                           Value              Gains             Losses             Value
                                           --------        ----------         ----------          --------
  U.S. Treasury securities
    and U.S. Government  agency
    obligations                            $366,497               830              4,438           362,888

  Obligations of state and
    political subdivisions                  124,125             1,193                489           124,829

  Mortgage-backed securities                119,223             1,581              1,224           119,579

  Other securities                           22,576                68                 69            22,575
                                           --------            ------             ------           -------
                                           $632,421             3,672              6,220           629,871
                                           ========            ======             ======           =======

                                                                             Book Value        Market Value
                                                                             ----------        ------------
  Due in one year or less                                                       $153,345           153,405

  Due after one year through five
  years                                                                          274,342           272,761

  Due after five years through ten
  years                                                                          100,188            98,832

  Due after ten years                                                            104,546           104,873
                                                                                --------           -------
                                                                                $632,421           629,871
                                                                                ========           =======

The book value and market value of investment securities classified as available-for-sale are as follows:


                                                            September 30, 1995
                                                            ------------------
                                                              Gross             Gross
                                           Book            Unrealized        Unrealized          Market
                                          Value               Gains            Losses             Value
                                         ------            ----------        ----------          -------
  U.S. Treasury securities
    and U.S. Government  agency
    obligations                            $525,891               826              9,802           516,916

  Obligations of state and
    political subdivisions                        0                 0                  0                 0

  Mortgage-backed securities                115,262               715              1,632           114,345

  Other securities                           76,071               111                776            75,405
                                           --------           -------             ------           -------
                                           $717,224             1,652             12,210           706,666
                                           ========           =======             ======           =======


                                                                               Book Value        Market Value
                                                                               ----------        -----------
  Due in one year or less                                                        $31,150            31,134

  Due after one year through five
  years                                                                          240,055           238,178

  Due after five years through ten
  years                                                                           37,433            36,657

  Due after ten years                                                            408,586           400,697
                                                                                --------           -------
                                                                                $717,224           706,666
                                                                                ========           =======

         The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 1995, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $712,875000 at September 30, 1995, $883,320,000 at December 31, 1994 and $828,920,000 at September 30, 1994.

         As noted in prior periods, securities with remaining maturities over five years reflected in the foregoing schedule consist of mortgage and asset backed securities. This is part of a strategy to maximize future earnings. While the maturities of these mortgage and asset backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer term investments.

LOANS

         Total loans outstanding at September 30, 1995 amounted to $3,883,579,000 compared to $3,687,889,000 at December 31, 1994 and
$3,537,467,000 at September 30, 1994. Loans showed an increase since year end 1994 of $195,690,000 for an annualized growth rate of approximately 7.4%. The loan to funds ratio at September 30, 1995 equaled 77.4% compared to 71.6% and 70.0% at December 31, 1994 and September 30, 1994, respectively.


ASSET QUALITY

         Total non performing assets (non-accrual and restructured and other real estate owned) amounted to $16,947,000 at September 30, 1995 or .44% of total loans outstanding. At December 31, 1994 non performing assets equaled
 .71% of total loans or $26,044,000 compared to .79% or $28,017,000 at September 30, 1994.


                                                                   (In thousands)

                                              September 30,          December 31,             September 30,
                                                  1995                   1994                     1994
                                              -------------          -------------            -------------
  Non-accrual loans                                 $12,191                 13,625                   15,163
  Restructured loans                                  1,744                  2,026                    2,136
  Other real estate owned                             3,012                 10,393                   10,718
                                              -------------          -------------            -------------
                                                    $16,947                 26,044                   28,017
                                              =============          =============            =============

  Past Due loans (90 days or more)                   $4,457                  3,569                    2,821
                                              =============          =============            =============

  Total non-performing assets as a
    percent of total loans                             .44%                  .71%                      .79%
                                              =============          =============            =============


         As of this report, there were no loans outstanding which in total could be considered a concentration of lending in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at September 30, 1995 amounted to $38,673,000 or 1.00% of total loans outstanding compared to $35,834,000 or
 .97% at December 31, 1994 and $35,613,000 at September 30, 1994 or 1.01%.

                                                            (In thousands)

                                          September 30,            December 31,           September 30,
                                              1995                     1994                    1994
                                         -------------            -------------          -------------
  Balance at beginning of year                 $35,834                   35,030                 35,030

  Provision charged to
       operating expenses                        8,118                    4,624                  3,466

  Loans charged off                              8,436                    7,695                  6,003

  Recoveries on loans
       previously charged off                    3,157                    3,875                  3,120
                                         -------------            -------------          -------------
                                               $38,673                   35,834                 35,613
                                         =============            =============          =============
  Net charge offs as a percent
       of average loans                           .18%                     .11%                   .11%

  Allowance for possible
        loan losses:

  As a percent of loans
       outstanding at end of
       period                                    1.00%                     .97%                  1.01%

  As a multiple of net
       charge offs                               5.48X                    9.38X                  9.24X



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

                                                            (Dollars in Thousands)

                                                              Nine Months and Year Ended
                                   -------------------------------------------------------------------------------
                                      September 30, 1995          December 31, 1994           September 30, 1994
                                   -------------------------------------------------------------------------------
                                    Average       Average       Average       Average       Average       Average
                                    Balance        Rate         Balance        Rate         Balance        Rate
                                   -----------------------    ------------------------    ------------------------
  Demand Deposits -
    non-interest bearing             $710,560        -           666,469         -            663,491        -

  Demand Deposits -
    interest bearing                  427,657     2.18%          460,994       2.26%          461,449     2.35%

  Savings Deposits                  1,531,868     2.58%        1,710,909       2.54%        1,717,029     2.50%

  Certificates and other
    time deposits                   1,776,074     5.43%        1,607,616       4.26%        1,569,288     4.17%
                                   ----------                  ---------                    ---------
                                   $4,446,159     3.27%        4,445,988       2.75%        4,411,257     2.70%
                                   ==========                  =========                    =========



         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of September 30, 1995 by time remaining until maturity.

                                                                 Amount
  Maturing in:

  Under 3 months                                                $ 109,665

  3 to 12 months                                                   61,081

  Over 12 months                                                   59,130
                                                                ---------
                                                                $ 229,876
                                                                =========


CAPITAL RESOURCES

         Shareholders' equity at September 30, 1995 totaled $543,688,000 compared to $523,319,000 at December 31, 1994 and $522,216,000 at September 30, 1994.

The following table reflects the various measures of capital:

                                    As of                        As of                        As of
                                 September 30,                December 31,                September 30,
                                     1995                         1994                         1994
  (In thousands)


  Total equity                 543,688       9.67%       523,319         9.14%        522,216        9.31%

  Common equity                543,688       9.67%       523,319         9.14%        522,216        9.31%

  Tangible common
  equity (a)                   528,275       9.42%       504,337         8.84%        503,573        9.01%

  Tier 1 capital (b)           543,333      14.46%       537,999        15.32%        526,685       15.07%

  Total risk-based
  capital (c)                  582,006      15.48%       573,833        16.34%        562,298       16.09%

  Leverage (d)                 543,333       9.66%       537,999         9.53%        526,685        9.81%

(a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b) Shareholders' equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d) Tier 1 capital; computed as a ratio to the latest quarter's average assets less goodwill.


         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 1995 the Corporation's risk-based capital equaled 15.48% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $.25 paid in the third quarter has an indicated annual rate of $1.00 per share.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the Corporation's prior discussion of this matter in Part I., Item 3 of the Corporation's Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1994.

         During 1991, a suit was filed in federal court against First National Bank of Ohio ("First National"), a subsidiary of the Corporation, alleging conversion and negligence in the deposit of funds. The suit sought compensatory damages against First National in the approximate amount of $7.3 million, plus punitive damages, interest, costs, attorneys' fees and other relief. Additional lawsuits brought in state court by other claimants based on the same deposits and actions have been stayed. Management, after consultation with legal counsel, believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely.

         During 1993, the federal court granted First National's motion for summary judgment. As a result, the federal court suit was dismissed. The plaintiff in that suit subsequently appealed the dismissal. In August, 1995, the appellate court reversed the federal court's decision which had dismissed the lawsuit and then remanded the case to the federal court for further proceedings. The Corporation continues to believe that First National has meritorious defenses to all claims.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                10(a)   Employment Agreement of Howard L. Flood


                27       Financial Data Schedule


         (b)  Form 8-K


                None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRSTMERIT CORPORATION




                                By:_________________________
                                   Gary J. Elek, Senior Vice President/Treasurer Authorized to sign for the Corporation



                                By:_________________________
                                   Gary J. Elek, Senior Vice President/Treasurer Principal Financial Officer and
                                   Principal Accounting Officer


DATE:    November 13, 1995