Form 10-K405
period 1995-12-31
FIRSTMERIT CORP
filed 1996-03-15
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1339938
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

 III CASCADE PLAZA, 7TH FLOOR, AKRON,        44308         (216) 384-8000
                  OHIO                    -----------    -------------------
--------------------------------------    (ZIP CODE)     (TELEPHONE NUMBER)
   (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1996: $901,892,730.

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1996: 33,626,827 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement of FirstMerit Corporation, dated February 28, 1996, in Part III.

                                     PART I

ITEM 1. BUSINESS

     Registrant, FirstMerit Corporation ("FirstMerit" or the "Corporation"), is a multi-bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended. FirstMerit is also a savings and loan holding company registered under the Home Owners' Loan Act of 1933, as amended. The executive offices of FirstMerit are located in Akron, Ohio. FirstMerit is the sole shareholder of each of the following entities: First National Bank of Ohio, a national banking association, Akron, Ohio ("First National"), The Old Phoenix National Bank of Medina, a national banking association, Medina, Ohio ("Old Phoenix"), EST National Bank, a national banking association, Elyria, Ohio ("EST"), Peoples National Bank, a national banking association, Wooster, Ohio ("Peoples Bank"), Citizens National Bank, a national banking association, Canton, Ohio ("Citizens"), Peoples Bank, N.A., Ashtabula, Ohio, a national banking association, Ashtabula, Ohio ("Peoples N.A."), (collectively, the "Banks"), FirstMerit Trust Company, N.A., a national trust company, Naples, Florida ("FirstMerit Trust"), FirstMerit Bank, FSB, a federal savings association, Pinellas, Florida ("FirstMerit FSB"), FirstMerit Credit Life Insurance Company, an Arizona corporation ("FirstMerit Insurance"), FirstMerit Community Development Corporation ("FirstMerit CDC"), Citizens Investment Corporation, an Ohio corporation, and Citizens Savings Corporation of Stark County, an Ohio corporation (all, collectively, the "Subsidiaries").

     Although principally a regional banking organization, FirstMerit through the Subsidiaries provides a wide range of banking, fiduciary, financial and investment services to corporate, institutional and individual customers throughout northern Ohio, including Ashtabula, Cuyahoga, Erie, Geauga, Knox, Lake, Lorain, Medina, Portage, Richland, Stark, Summit and Wayne Counties, and southwestern Florida. FirstMerit directs the overall policies, including lending practices, and financial resources of the Subsidiaries, but most day-to-day affairs of Subsidiaries are managed by their own officers and directors, some of whom are also officers and directors of FirstMerit. In addition to the customary services of accepting funds for deposit and making loans, the Banks provide a wide range of specialized services tailored to specific markets, including personal and corporate trust services, personal financial services, cash management services and international banking services. FirstMerit FSB provides demand, savings and time deposit accounts, consumer and commercial loans. FirstMerit's non-banking direct and indirect subsidiaries provide insurance sales services, reinsurance of credit life and accident and health insurance on loans made by the Banks, securities brokerage services, equipment lease financing, and other financial services. At February 1, 1996, FirstMerit's Subsidiaries operated 153 full service banking offices, and had 168 automated teller machines, located in 16 counties in the States of Ohio and Florida, and employed approximately 2,955 full- and part-time employees.

     Presented in the following schedule is further specific information concerning each of the financial institution Subsidiaries of FirstMerit as of February 1, 1996:

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION*       ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
First National      Stark, Summit,          1947         Commercial bank       12/31/81          Federal           67
  Bank of Ohio      Cuyahoga and                         with trust
                    Portage                              services
The Old Phoenix     Medina and              1873         Commercial bank       12/31/81          Federal           15
  National Bank     Cuyahoga                             with trust
  of Medina                                              services
EST National        Lorain, Cuyahoga        1901         Commercial bank       12/12/83          Federal           23
  Bank              and Erie                             with trust
                                                         services
Peoples National    Knox, Medina,           1892         Commercial bank       10/26/88          Federal           11
  Bank              Richland, Summit                     with trust
                    and Wayne                            services
Citizens            Stark                   1933         Commercial bank        3/21/89          Federal           19
  National Bank                                          with trust
                                                         services

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION*       ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
FirstMerit Trust    Collier, Florida        1990         National Trust         2/17/90          Federal            1
  Company, N.A.                                          Company
Peoples Bank,       Ashtabula,              1890         Commercial bank        9/30/90          Federal           15
  N.A.              Geauga and Lake                      with trust
                                                         services
FirstMerit Bank,    Pinellas,               1994         Savings                3/11/94          Federal            3
  FSB               Florida                              association

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

     FirstMerit FSB operates as a federally-chartered savings association in its geographical market. As a savings association, its business includes the acceptance of demand, savings and time deposit accounts and the granting of consumer loans primarily secured by real property. FirstMerit FSB offers its services principally to consumers and small businesses located in its geographical market. It is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or a specific industry.

     FirstMerit Trust is engaged in providing personal trust services in its geographical markets. These services include acting as trustee in personal trusts, custodial and investment agency services, guardianships and service as personal representative in decedent estates.

     FirstMerit has filed applications for regulatory approval to merge FirstMerit FSB with and into FirstMerit Trust, and in connection therewith expand the charter powers of FirstMerit Trust under a new national bank charter. FirstMerit expects to receive regulatory approval of these actions during the first quarter of 1996.

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

     The Banks in 1995 jointly organized and capitalized FirstMerit Mortgage Corporation ("FirstMerit Mortgage"), which is located in Canton, Ohio, in offices owned by FirstMerit. FirstMerit Mortgage is engaged in the business of originating residential mortgage loans and providing mortgage loan servicing for itself, the Banks and third parties.

     First National is the parent corporation of two wholly-owned Ohio corporations organized in 1993 -- FirstMerit Leasing Company ("FirstMerit Leasing") and FirstMerit Securities, Inc. ("FirstMerit Securities"). FirstMerit Leasing primarily provides equipment lease financing and related services, while FirstMerit Securities primarily provides discount brokerage services to customers of First National and other Subsidiaries.

ACQUISITIONS

     FirstMerit engages on a regular basis in discussions concerning possible acquisitions of other financial institutions. During 1995, FirstMerit acquired control of Citizens Savings Bank of Canton, an Ohio savings association with its principal offices in Canton, Ohio ("Citizens Savings"). FirstMerit acquired Citizens Savings through the merger of The CIVISTA Corporation, the sole shareholder of Citizens Savings ("CIVISTA"), with and into FirstMerit in exchange for approximately 6,513,119 shares of FirstMerit common stock. FirstMerit then immediately effected a merger of Citizens Savings into The First National Bank in Massillon, a national bank subsidiary of FirstMerit, to form a new national bank subsidiary called Citizens National Bank, with its principal offices in Canton, Ohio.

     When FirstMerit acquired control of Citizens Savings through the merger with CIVISTA, it also acquired control of certain other wholly-owned subsidiaries of CIVISTA, including Citizens Savings Corporation of Stark County ("CSC") and Citizens Investment Corporation ("CIC").

     Although FirstMerit is in the process of selling all assets, winding up the affairs, and formally dissolving CSC, it still owns a large portion of an office condominium in Stark County, and certain low to moderate income housing units. CIC owns and has participated in the development of residential real estate in La Quinta, California. FirstMerit also is in the process of selling all assets, winding up the affairs, and formally dissolving CIC.

COMPETITION

     The financial services industry is highly competitive. FirstMerit and its Subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries' primary financial institution competitors include Bank One, National City Bank, Key Corp, Charter One Bank, Star Bank and The Fifth Third Bank. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure may intensify during 1996 as interstate banking becomes permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

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

     FirstMerit also is a registered savings and loan holding company under the Home Owners' Loan Act of 1933, as amended ("HOLA"), due to its control of FirstMerit FSB. The primary federal regulator of savings and loan holding companies is the Office of Thrift Supervision ("OTS").

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

SUMMARY RESULTS OF OPERATIONS

     As of December 31, 1995, FirstMerit's consolidated total assets were $5,596,521,000. Earnings for FirstMerit in 1995 were $31,318,000, or $.94 per share, as compared to earnings of $71,349,000, or $2.14 per share, for the year ended December 31, 1994. The earnings reported were impacted by several items, including charges associated with the acquisition of CIVISTA incurred in the first quarter of 1995, an early retirement program implemented in the second quarter and costs incurred in the fourth quarter as part of a corporate reengineering program. These one-time charges totaled $30,007,000, or $.89 per share, on an after-tax basis. Excluding the one-time charges, earnings for the year would have totaled $61,326,000, or $1.83 per share. Additionally, an extraordinary gain during the fourth quarter increased earnings by $5,599,000, or $.17 per share, net of taxes. Total cash dividends paid to shareholders for the entire year was $1.02 per share, an increase of $.04 per share over the previously stated annual payment of $.98.

     During the third quarter of 1993, the Board of Directors elected to declare a two-for-one stock split. All per share data is restated to reflect the stock split.

     On a fully taxable equivalent basis, total interest income increased in 1995 by $44.9 million, or 11.9%, compared to 1994, which had shown an increase of 2.5% from 1993. Interest expense increased by $40.8 million, or 29.1%, in 1995, resulting in a net interest income improvement of $4.1 million or 1.7%. Non-interest income totaled $68.5 million in 1995, a decrease of 3.0% and 4.7% from 1994 and 1993, respectively.

     Shareholders' equity, which amounted to $542,881,000, increased by 3.74% compared to one year ago. Over the years, additional measures of the capital adequacy of a financial institution have been added, and include guidelines by which regulatory agencies consider a banking institution to be well capitalized. For an institution to be considered well capitalized, it must have a total risk-based capital ratio of at least 10.0%, a Tier 1 capital ratio of at least 6.0%, a leverage ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. At December 31, 1995, FirstMerit had a risk-based capital ratio of 15.80%, a Tier 1 capital ratio of 14.53%, a leverage ratio of 9.66%, and was not subject to any order or directive requiring it to improve its capital level.

     FirstMerit increased its allowance for possible loan losses at year-end 1995 after considering a number of factors, including the following. The loan portfolio mix had been reflective of several significant acquisitions of savings associations, but is becoming more like a commercial bank as a result of growth in the commercial, installment and credit card segments. In contrast, residential mortgage holdings continue to shrink as the newly-formed FirstMerit Mortgage Company sells its production and the existing portfolio is paid down or sold. The resulting risk profile indicates an increased allowance. Also, rapid loan growth indicative of FirstMerit's marketplace successes may be followed by increases in delinquencies, problem loans and losses. Although delinquencies in the consumer portfolio have shown some signs of increase compared to historical levels, delinquencies remain well within industry norms and losses overall remain low. At December 31, 1995, the allowance was $46.8 million, or 1.24% of loans outstanding, compared to $35.8 million or .97% in 1994. The allowance equaled 364.8% of nonperforming loans at December 31, 1995 compared to 229.0% in 1994. Net loan charge-offs were $8.8 million in 1995 compared to $3.8 million in 1994 and $4.6 million in 1993. As a percentage of average loans outstanding, net charge-offs equaled .23% in 1995, .11% in 1994 and .15% in 1993.

ITEM 2. PROPERTIES

FIRSTMERIT CORPORATION

     FirstMerit's executive offices and certain holding company operational facilities, totaling 88,546 square feet, are leased from First National. FirstMerit relocated its executive offices in 1994 to III Cascade, a seven-story office building located in downtown Akron, Ohio. During 1993, a long-term leasehold interest in III Cascade was acquired by an Ohio general partnership (the "Partnership"), the general partners of which are FirstMerit and a Delaware corporation subsidiary of Banc One Capital Corporation. FirstMerit does not control the Partnership. The City of Akron is the lessor of the property. First National has subleased all of the premises of III Cascade from the Partnership, and FirstMerit subleases a portion of the premises from First National.

     The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FIRST NATIONAL BANK OF OHIO

     The principal executive offices of First National are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by First National. First National is the principal tenant of the building occupying approximately one-half of a total of 215,000 square feet of the building, with the remaining portion leased to tenants unrelated to First National. The properties occupied by 32 of First National's other branches are owned by First National, while the properties occupied by its remaining 34 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by First National. First National also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

     First National in 1994 relocated its Installment Loan Department to renovated offices covering 11,900 square feet in III Cascade. First National also has begun major renovations to its main office building, which it expects to complete in early 1996. First National plans to renovate all space which it occupies in the building, as well as all public areas.

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

     The Trust Department of First National is located in Main Place, a four-story office building located in downtown Akron. The Trust Department occupies 29,099 square feet of leased space in Main Place.

THE OLD PHOENIX NATIONAL BANK OF MEDINA

     The principal executive offices of Old Phoenix are located in its main office building at 39 Public Square, Medina, Ohio. The building which houses its executive offices is leased by Old Phoenix. The properties occupied by five of Old Phoenix's branches are owned by Old Phoenix, while the properties occupied by its remaining nine branches are the subject of various lease obligations having various expiration dates. These facilities are leased from IRT Properties, a publicly-held real estate investment trust. Old Phoenix also owns automated teller machines, on-line teller terminals and other related equipment. The computer operations of Old Phoenix are provided through FirstMerit.

EST NATIONAL BANK

     The principal executive offices of EST are located in its main office building at 105 Court Street, Elyria, Ohio, which is owned by EST. EST occupies approximately one-half of the total available space in the building. EST owns the land and buildings occupied by 17 of its banking offices. The remaining five banking offices are the subject of lease obligations with various lessors and varying lease terms and expiration dates. EST also has automated teller machines and on-line teller terminals. The computer operations of EST are provided through FirstMerit.

PEOPLES NATIONAL BANK

     The principal executive offices of Peoples Bank are located in its main office building at 121 North Market Street, Wooster, Ohio, which is owned by Peoples Bank. The properties occupied by five of Peoples Bank branches are owned by Peoples Bank, while the properties occupied by its remaining five branches are leased at various expiration dates. No mortgage debt exists on the above property owned by Peoples Bank. Peoples Bank also has automated teller machines and on-line terminals. The computer operations of Peoples Bank are provided through FirstMerit.

CITIZENS NATIONAL BANK

     The principal executive offices of Citizens are located in its main office building at 100 Central Plaza South, Canton, Ohio, which is leased by Citizens. Citizens owns the properties occupied by eight of its other banking offices, while the properties occupied by the remaining eight are leased under different leases with various expiration dates. Citizens also maintains a trust office and private banking office at two additional leased locations. Citizens also has automated teller machines and on-line terminals. The computer operations of Citizens are provided through FirstMerit.

PEOPLES BANK, N.A.

     The principal executive offices of Peoples N.A. are located in its main office at 6725 Center Street, Mentor, Ohio, which is owned by Peoples N.A. Peoples N.A. owns the properties occupied by five of its other branches, while the properties occupied by its remaining nine branches are leased at various expiration dates. Peoples N.A. also leases the property occupied by a loan production office. No mortgage debt exists on the above property owned by Peoples N.A. Peoples N.A. also has automated teller machines and on-line terminals. The computer operations of Peoples N.A. are provided through FirstMerit.

FIRSTMERIT TRUST COMPANY, N.A.

     FirstMerit Trust has its principal executive offices at 5133 Costello Drive, Suite One, Naples, Florida under a short-term lease with a renewal option at the election of FirstMerit Trust.

FIRSTMERIT FSB

     The principal executive offices of FirstMerit FSB are located in its main office at 28059 U.S. Highway 19 North, Clearwater, Florida, under a short-term lease. The properties occupied by FirstMerit FSB's remaining two branches are leased at various expiration dates. No mortgage debt exists on the above property owned by FirstMerit FSB. FirstMerit FSB also has on-line terminals.

CITIZENS SAVINGS CORPORATION OF STARK COUNTY

     CSC owns a large portion of an office condominium in Stark County, Ohio and certain low to moderate income housing units.

FIRSTMERIT MORTGAGE CORPORATION

     The Banks in 1995 jointly organized and capitalized FirstMerit Mortgage, which is engaged in the business of originating residential mortgage loans and providing mortgage loan servicing for itself, the Banks and third parties. FirstMerit Mortgage conducts its business in property owned by FirstMerit located at 4455 Hills and Dales Road, Canton, Ohio.

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

     During 1991, a suit was filed in federal court against First National alleging conversion and negligence in the deposit of funds. The suit sought compensatory damages against First National in the approximate amount of $7.3 million, plus punitive damages, interest, costs, attorneys fees and other relief. Additional lawsuits brought in state court by other claimants based on the same deposits have been stayed. Management, after consultation with legal counsel, believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs in unlikely. During 1993, the federal court granted First National's motion for summary judgment. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a notice of appeal. In August 1995, the appellate court reversed the federal court's decision and remanded the case to the federal court for further proceedings. FirstMerit continues to believe First National has meritorious defenses to all claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1995 to a vote of security holders of FirstMerit.

                        EXECUTIVE OFFICERS OF REGISTRANT

     The following persons are the executive officers of FirstMerit as of February 28, 1996. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
---------------------    ------    -------------    -----------------------------------------------
John R. Cochran            53        03-01-95       President and Chief Executive Officer since
                                                    March 1, 1995; previously President and Chief
                                                    Executive Officer of Norwest Bank Nebraska,
                                                    N.A.
Howard L. Flood            61        12-31-81       Chairman of the Board of Directors; previously
                                                    President and Chief Executive Officer
John R. Macso              49        11-08-90       Executive Vice President; President and Chief
                                                    Executive Officer of First National since
                                                    August 1, 1995; previously Executive Vice
                                                    President of First National since August 18,
                                                    1994; previously Senior Loan/Credit Officer
                                                    since August 1, 1991; previously President and
                                                    Chief Executive Officer of Peoples N.A.
Scott A. Lyons, Jr.        50        05-28-91       Executive Vice President since May 18, 1995;
                                                    previously Senior Vice President and Executive
                                                    Vice President of First National since May 28,
                                                    1991
Phillip E. Becker          51        02-13-92       Executive Vice President; President and Chief
                                                    Executive Officer of Peoples Bank since April
                                                    16, 1994; previously President and Chief
                                                    Executive Officer of The First National Bank in
                                                    Massillon since January 1, 1992; previously
                                                    Executive Vice President of The First National
                                                    Bank in Massillon
Robert P. Brecht           46        08-09-91       Executive Vice President; Executive Vice
                                                    President of First National since July 20,
                                                    1995; previously President and Chief Executive
                                                    Officer of Peoples N.A. from August 1, 1991
                                                    until July 20, 1995; previously Executive Vice
                                                    President and Senior Vice President of Peoples
                                                    N.A.
Jack R. Gravo              49        02-16-95       Executive Vice President; President and Chief
                                                    Executive Officer of Citizens since February 1,
                                                    1995; previously President of The CIVISTA
                                                    Corporation
Bruce M. Kephart           44        07-25-95       Executive Vice President; President and Chief
                                                    Executive Officer of Peoples N.A. since July
                                                    25, 1995; previously Vice President, Bank One,
                                                    Cleveland, N.A.
George P. Paidas           49        04-13-94       Executive Vice President; President and Chief
                                                    Executive Officer of Old Phoenix since March 9,
                                                    1994; previously Executive Vice President of
                                                    Old Phoenix
W. Daniel Waldron          55        04-11-84       Executive Vice President; President and Chief
                                                    Executive Officer of EST since April 16, 1994;
                                                    previously President and Chief Executive
                                                    Officer of Peoples Bank
Gregory R. Bean            45        04-10-91       Senior Vice President; Senior Vice President
                                                    and Senior Trust Officer of First National;
                                                    Executive Vice President and Chief Operating
                                                    Officer of FirstMerit Trust

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
---------------------    ------    -------------    -----------------------------------------------
Gary J. Elek               44        02-11-88       Senior Vice President and Treasurer; Senior
                                                    Vice President and Controller of First National
                                                    until January 1, 1992
Terry E. Patton            47        04-10-85       Senior Vice President, Counsel and Secretary;
                                                    Senior Vice President, Counsel and Secretary of
                                                    First National
Carrie L. Tolstedt         36        05-22-95       Senior Vice President since May 22, 1995;
                                                    previously Senior Vice President of Norwest
                                                    Bank Nebraska, N.A. from July 1993 to May 1995;
                                                    previously Vice President Norwest Bank
                                                    Nebraska, N.A.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of FirstMerit Common Stock are quoted on the NASDAQ National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

                        STOCK PERFORMANCE AND DIVIDENDS

                                                     PER SHARE
                         BIDS                -------------------------
 QUARTER       -------------------------      DIVIDEND         BOOK
  ENDING          HIGH           LOW            RATE          VALUE*
----------     ----------     ----------     ----------     ----------
 03-31-94        $26.00         $22.50        $ 0.2350        $15.23
 06-30-94         26.00          22.50          0.2500         15.50
 09-30-94         27.75          23.75          0.2500         15.70
 12-31-94         27.50          21.75          0.2500         15.72
----------------------------------------------------------------------
 03-31-95         25.50          21.44          0.2500         15.73
 06-30-95         26.75          22.50          0.2500         16.04
 09-30-95         27.25          24.50          0.2500         16.24
 12-31-95         30.50          24.50          0.2700         16.23
----------------------------------------------------------------------

---------------

*Based upon number of shares outstanding at the end of each quarter.

     This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

     On February 1, 1996 there were approximately 7,190 shareholders of record of FirstMerit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1995        1994        1993        1992        1991        1990
                               ----------   ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Results of Operations
  Interest income............. $  416,627     371,018     361,208     385,089     410,833     419,494
  Conversion to fully-tax
     equivalent...............      3,840       4,590       5,264       5,679       6,977       9,104
                               ----------   ---------   ---------   ---------   ---------   ---------
  Interest income*............    420,467     375,608     366,472     390,768     417,810     428,598
  Interest expense............    180,933     140,181     135,149     167,405     227,892     249,943
                               ----------   ---------   ---------   ---------   ---------   ---------
  Net interest income*........    239,534     235,427     231,323     223,363     189,918     178,655
  Provision for possible loan
     losses...................     19,763       4,624       8,056      18,965      12,750      13,396
  Other income................     68,517      70,656      71,909      68,591      65,854      51,513
  Other expense...............    227,779     193,410     187,945     175,286     167,495     151,883
                               ----------   ---------   ---------   ---------   ---------   ---------
  Income before federal income
     taxes*...................     60,509     108,049     107,231      97,703      75,527      64,889
  Federal income taxes........     30,950      32,110      33,335      29,194      20,210      14,409
  Fully-tax equivalent
     adjustment...............      3,840       4,590       5,264       5,679       6,977       9,104
                               ----------   ---------   ---------   ---------   ---------   ---------
  Federal income taxes*.......     34,790      36,700      38,599      34,873      27,187      23,513
                               ----------   ---------   ---------   ---------   ---------   ---------
Income before extraordinary
  item........................     25,719      71,349      68,632      62,830      48,340      41,376
Extraordinary item -- gain on
  disposition of assets after
  combination (net of tax
  effect).....................      5,599          --          --          --          --          --
                               ----------   ---------   ---------   ---------   ---------   ---------
Net income.................... $   31,318      71,349      68,632      62,830      48,340      41,376
                                =========    ========    ========    ========    ========    ========
  Per share:
     Income before
       extraordinary item..... $     0.77        2.14        2.07        1.89        1.46        1.25
     Extraordinary item (net
       of tax effect).........       0.17          --          --          --          --          --
                               ----------   ---------   ---------   ---------   ---------   ---------
     Net income...............       0.94        2.14        2.07        1.89        1.46        1.25
                                =========    ========    ========    ========    ========    ========
     Cash dividends........... $     1.02        0.98        0.87        0.79        0.77        0.71
  Dividend payout ratio.......     132.68%      45.72%      42.13%      41.71%      52.78%      56.85%
Average Ratios
  Return on total assets......       0.55%       1.32%       1.34%       1.28%       1.01%       0.89%
  Return on shareholders'
     equity...................       5.93%      13.86%      14.30%      14.46%      12.07%      10.97%
  Shareholders' equity to
     total assets.............       9.34%       9.56%       9.38%       8.86%       8.40%       8.15%
Balance Sheet Data
  Total assets (at December
  31)......................... $5,596,521   5,722,573   5,179,298   5,054,267   4,855,127   4,760,593
  Daily averages:
     Total assets............. $5,654,811   5,385,758   5,113,854   4,907,738   4,768,971   4,629,049
     Earning assets...........  5,249,598   4,993,972   4,691,001   4,510,951   4,392,020   4,239,334
     Deposits and other
       funds..................  5,058,333   4,820,339   4,581,960   4,416,929   4,314,717   4,190,557
     Shareholders' equity.....    528,038     514,860     479,792     434,604     400,474     377,245

---------------

*Fully-tax equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 1995, 1994 AND 1993

     The following commentary presents Management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for years 1995, 1994 and 1993. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to the financial statements and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

     All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

     FirstMerit Corporation's net income for 1995 totaled $31,318,000, or $.94 per share, compared with $71,349,000, or $2.14 per share, earned in 1994. Earnings for the year were impacted by several items including charges associated with the acquisition of The CIVISTA Corporation ("CIVISTA") in the first quarter of 1995, an early retirement program implemented in the second quarter and costs incurred in the fourth quarter as part of a reengineering program. In total, the one-time charges amounted to $30,007,000, or 89 cents per share, on an after-tax basis. Additionally, an extraordinary gain during the fourth quarter increased earnings by $5,599,000, or 17 cents per share, net of taxes. Excluding the one-time charges, earnings for the year would have totaled $61,326,000, or $1.83 per share.

     In January 1995, the Corporation completed the acquisition of CIVISTA, an $800 million Savings and Loan holding company headquartered in Canton, Ohio serving Stark County. The acquisition of ten branches in the Stark County market, which is contiguous to the Corporation's largest market, increased market share in Stark County from six percent to twenty-five percent making the Corporation number one among financial institutions in Stark County market share. CIVISTA's subsidiary Citizens Savings Bank was merged with The First National Bank in Massillon to form Citizens National Bank, a $1 billion commercial bank which provides a complete range of banking products and services.

     During the second quarter, management began developing a plan to improve operating efficiencies and increase revenues, thereby enhancing profitability and, ultimately, shareholder value. Working with both internal and external support groups, the implementation of the reengineering plan began during the third quarter and continued through year end.

     In order to increase operating efficiencies, each operating unit was studied to determine the most efficient and effective way to deliver its service. The result was to create centralized units which reduce redundancy thereby increasing efficiency. By year-end 1995, most operating units have been centralized with the remainder to be completed in early 1996. In addition, studies of the branch delivery system were undertaken to improve customer service while maintaining cost effectiveness. A major contribution to improved branch efficiency and service was provided by the technological development of a new teller system.

     With the aim of complementing the plan to increase shareholder value through better operating efficiencies, management developed strategies to increase revenues, especially through retail opportunities. To aid in the development of the retail opportunity plan, the Corporation commissioned an extensive market study to identify customer and product opportunities. The market study focused on the current market situation, past customer financial behavior, and future customer needs. The results of the study were encouraging and identified opportunities for cross-selling of products and earning all of our customers' business. To help our employees effectively sell FirstMerit products, extensive training was performed, new platform-based sales technology was developed, and a new and improved product line was introduced. All of these items were acted upon to deepen customer relationships and improve customer retention. Management recognizes that building a franchise that captures and holds the right customers and profits is what builds lasting shareholder value.

     More specific details of the one-time after-tax charges are as follows:
$2,198,000 related to an early retirement program, $16,214,000 related to the CIVISTA acquisition, and reengineering charges totaling $11,595,000. The pre-tax reengineering charges can be further categorized as follows: $6,584,000 in adjustments to the value of buildings, equipment and other assets, $2,875,000 increase to reserves, $4,687,900 in severance costs, and $3,691,200 in consulting, sales training and merchandising expense concurrent with the launch of FirstMerit's new retail emphasis.

     The Corporation increased its allowance for possible loan losses after considering the following factors. The mix of the portfolio, reflective of several Savings & Loans acquisitions, is becoming less thrift-like and more like a commercial bank as a result of growth in the commercial, installment and credit card segments. This growth has been significant and is expected to continue. In contrast, residential mortgage holdings continue to shrink as the newly formed FirstMerit Mortgage Company sells its production and the existing portfolio is paid down or sold. The resulting risk profile requires a more substantial allowance. Also, while indicative of FirstMerit's marketplace successes, rapid loan growth is sometimes followed by increases in delinquencies, problem loans and losses. Delinquencies in the consumer portfolio have shown some signs of increase compared to historical levels but remain well within industry norms and losses remain low.

     The extraordinary item resulted from the sale of several apartment complexes formerly owned by a former CIVISTA subsidiary. Accounting rules require this gain to be recognized as an extraordinary item associated with the disposition of assets after a business combination. The business combination in this case was the acquisition of CIVISTA which was completed January 31, 1995.

     Return on average assets for 1995 was .55% compared with 1.32% in 1994. Return on equity for the year was 5.93% compared with 13.86% in 1994. Without the one-time charges, ROA for 1995 would have been 1.10% and ROE for 1995 would have been 11.35%.

     On November 17, 1995, the Board of Directors of the Corporation approved an increase in the Corporation's regular quarterly cash dividend of 8%, from $.25 per share to $.27 per share, to shareholders of record as of November 27, 1995, and also implemented a share repurchase program. The share repurchase program was initiated in the fourth quarter as 84,160 shares of the Corporation's common stock were repurchased in the open market. The repurchased shares are accounted for as treasury stock. Shareholders' equity is now $542,881,000, an increase of 4% over the prior year.

     As this annual report was being printed, the anticipated assessment related to the Savings Association Insurance Fund (S.A.I.F.) had not yet materialized. This is an industry-wide issue that will impact all financial institutions with S.A.I.F. insured deposits. Assuming the anticipated legislation is approved by Congress, it may cost banks up to $.85 per $100 in insured deposits. The Corporation has approximately $1.5 billion in S.A.I.F. insured deposits.

     The following table summarizes the changes in earnings per share for 1995 and 1994.

                                                  1995/        1994/
                  (DOLLARS)                        1994         1993
---------------------------------------------    --------     --------
CHANGES IN EARNINGS PER SHARE
  Net income for 1995 and 1994,
     respectively............................     $ 2.14         2.06
  Increases (decreases) attributable to:
     Net interest income -- taxable
       equivalent............................       0.12         0.12
     Provision for possible loan losses......      (0.45)        0.10
     Trust services..........................      (0.08)        0.11
     Service charges on deposit accounts.....       0.00        (0.03)
     Credit card fees........................       0.03         0.01
     Securities gains, net...................       0.00        (0.05)
     Other income............................      (0.02)       (0.07)
     Salaries and employee benefits..........      (0.27)       (0.13)
     Net occupancy expense...................      (0.09)       (0.03)
     Equipment expense.......................      (0.04)        0.02
     Other expenses..........................      (0.15)       (0.02)
     Charges related to CIVISTA
       acquisition...........................      (0.48)        0.00
     Extraordinary gain-disposition of
       assets................................       0.17         0.00
     Federal income taxes -- taxable
       equivalent............................       0.06         0.05
                                                 --------     --------
     Net change in net income................      (1.20)        0.08
                                                 --------     --------
     Net income per share....................     $ 0.94         2.14
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

                                                                        1995
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
     Interest bearing liabilities.....................  $4,333,046       3.83%       166,123
     Non-interest bearing liabilities and equity......     916,552       8.01%*       73,411
                                                        ----------                  --------
                                                        $5,249,598                   239,534
                                                         =========                  ========

                                                                        1994
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest bearing liabilities.....................  $4,153,870       4.15%       172,240
     Non-interest bearing liabilities and equity......     840,102       7.52%*       63,186
                                                        ----------                  --------
                                                        $4,993,972                   235,426
                                                         =========                  ========

                                                                        1993
                                                        ------------------------------------
                                                         AVERAGE                      NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest bearing liabilities.....................  $3,939,130       4.38%       172,569
     Non-interest bearing liabilities and equity......     751,871       7.81%*       58,735
                                                        ----------                  --------
                                                        $4,691,001                   231,304
                                                         =========                  ========

---------------

*Yield on earning assets

     Net interest income increased $4.1 million, or 1.7%, to $239.5 million in 1995 compared to $235.4 million in 1994. The increase resulted from both higher outstandings and higher yields on earning assets. More specifically, average outstandings on earning assets increased 5.1% from $5.0 billion in 1994 to $5.2 billion in 1995, and the yield on earning assets increased 49 basis points from 7.52% in 1994 to 8.01% in 1995.

     Earning assets funded by non-interest bearing liabilities increased from 16.8% in 1994 and 16.0% in 1993 to 17.5% in 1995. Partially offsetting the benefit of higher yields on earning assets was a higher cost of interest bearing liabilities and equity that totaled 4.18% in 1995 compared to 3.37% and 3.43% in 1994 and 1993, respectively.

     The table below provides an analysis of the effect of changes in interest rates and volumes on net interest income in 1995 and 1994.

                    CHANGES IN NET INTEREST DIFFERENTIAL --
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                               1995 AND 1994                   1994 AND 1993
                                         --------------------------     ---------------------------
                                           INCREASE (DECREASE) IN         INCREASE (DECREASE) IN
                                          INTEREST INCOME/EXPENSE         INTEREST INCOME/EXPENSE
                                         --------------------------     ---------------------------
                                                   YIELD/                         YIELD/
                                         VOLUME     RATE     TOTAL      VOLUME     RATE      TOTAL
                                         -------   -------   ------     -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities:
  Taxable..............................  $(9,676)    5,571   (4,105)     6,867     (5,799)    1,068
  Tax-exempt...........................  (1,759 )      117   (1,642)       353     (1,036)     (683)
Loans..................................  40,054     11,039   51,093     20,209    (10,073)   10,136
Federal funds sold.....................  (2,529 )    2,042     (487)    (2,437 )    1,071    (1,366)
                                         -------   -------   ------     -------   -------   -------
Total interest income..................  26,090     18,769   44,859     24,992    (15,837)    9,155
                                         -------   -------   ------     -------   -------   -------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing..............    (742 )     (485)  (1,227)       593       (731)     (138)
  Savings..............................  (4,988 )       54   (4,934)     1,179     (4,278)   (3,099)
  Certificates and other time
     deposits..........................   9,583     19,407   28,990     (1,439 )     (243)   (1,682)
Federal funds purchased, securities
  sold under agreements to repurchase
  and other borrowings.................  13,793      4,129   17,922      8,382      1,570     9,952
                                         -------   -------   ------     -------   -------   -------
Total interest expense.................  17,646     23,105   40,751      8,715     (3,682)    5,033
                                         -------   -------   ------     -------   -------   -------
Net interest income....................  $8,444     (4,336)   4,108     16,277    (12,155)    4,122
                                         =======   =======   ======     =======   =======   =======

---------------

Note: The rate volume variance has been allocated entirely to volume.

     Total interest income increased by $44.9 million in 1995 or 11.9% compared to 1994, which increased 2.5% from 1993. The 1995 increase resulted from both strong loan demand and higher yields on all earning assets. The increases in loans accounted for $26.1 million, or 58% of the increase, while higher yields on securities, loans and federal funds sold, in total, contributed $18.8 million, or the remaining 42%.

     In 1994, substantial loan volume contributed $25.0 million to interest income outpacing a decline in yields on all earning assets which decreased interest income by $15.8 million. Overall, 1994 interest income increased $9.2 million over 1993.

     Interest expense increased $40.8 million or 29.1% in 1995 compared to 1994 largely affected by increased outstandings in certificate and other time deposits (CDs) and short term borrowings as well as higher deposit rates paid on CDs. Much of the funding of the loan volume increase noted above came from attraction of CD balances and short term borrowings as demand deposit and savings balances declined during the year. Increases in interest expense due to volume totaled $17.6 million, or 43% of the total increase since last year. Increases in rates paid on deposits, again primarily CDs, caused the remaining 57% increase in interest expense.

     During 1994, interest expense increased $5.0 million or 3.7% over 1993 as higher short term borrowings offset a decline in rates paid on deposits. In total, increases in volume during 1994 raised interest expense by $8.7 million while declining rates lessened interest expense by $3.7 million.

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

     The net interest margin was 4.56% in 1995 compared to 4.85% in 1994 and 5.04% in 1993. As interest rates rose during 1995, the yield on earning assets ended the year at 8.01% up from 7.52% in 1994 and 7.81% in 1993. The cost of funding the earning assets increased 81 basis points from 3.37% in 1994 to 4.18% in 1995. The increase in the cost of funds more than offset the increase in the yield of earning assets resulting in the decline in net interest margin. In summary, even though net interest income increased $4.1 million or 1.7% during 1995, the margin earned on the net earning assets decreased as deposit rates rose more than earning assets rates.

                                                         1995          1994          1993
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     Net interest income............................  $  235,694       230,837       226,059
     Tax equivalent adjustment......................       3,840         4,590         5,264
                                                      ----------     ---------     ---------
     Net interest income -- FTE.....................  $  239,534       235,427       231,323
                                                       =========      ========      ========
     Average earning assets.........................  $5,249,598     4,993,972     4,691,001
                                                       =========      ========      ========
     Net interest margin............................       4.56%         4.71%         4.93%
                                                       =========      ========      ========

     The mix of earning assets was affected by a strong loan demand during 1995 as average loan outstandings increased 14.0% compared to one year ago. Average loans equaled 72.7% of average earning assets compared to 67.1% and 66.2% in 1994 and 1993, respectively.

     The amount of average earning assets funded by non-interest bearing liabilities and equity totaled 17.5% in 1995 compared to 16.8% in 1994 and 16.0% in 1993.

NON-INTEREST INCOME

     Non-interest income totaled $68.5 million in 1995, a decrease of 3.0% and 4.7% from 1994 and 1993 totals, respectively.

                                                               1995        1994       1993
                                                              -------     ------     ------
                                                                 (DOLLARS IN THOUSANDS)
     Trust fees.............................................  $10,712     13,423      9,907
     Service charges on deposits............................   20,622     20,482     21,483
     Credit card fees.......................................    9,372      8,254      8,017
     Service fees -- other..................................    5,724      5,395      4,678
     Mortgage sale and servicing............................    3,236      1,817      4,686
     Securities gains, net..................................      539        653      2,411
     Other income...........................................   18,312     20,632     20,727
                                                              -------     ------     ------
                                                              $68,517     70,656     71,909
                                                              =======     ======     ======

     Trust fees declined $2.7 million from 1994 to $10.7 million. If nonrecurring fees collected in 1994 of approximately $2.5 million were excluded, the decline was only $200,000 or 1.8% on an adjusted basis.

     Service charges on deposits increased less than one percent over last year. The slight increase corresponds to the less than one percent increase in average deposits outstanding during 1995 compared to the prior year. Service charges on deposits accounted for 30.1% of total non-interest income in 1995 compared to 29.0% in

1994 and 29.9% in 1993. Credit card fees continued its rising trend as 1995 fees were $1.1 million, or 13.5%, higher than the previous year. The same fees in 1994 were 3.0% higher than 1993 totals.

     Income earned from mortgage sales and servicing rebounded from 1994 totaling $3.2 million, an increase of 78.1% over last year. The Corporation's practice is to sell all fixed rate thirty year residential mortgage loans originated while retaining the servicing for these loans. The current year increase in these fees was a result of declining mortgage rates, a related increase in origination and sales, and a favorable secondary sales market. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This statement will be adopted by the Corporation for the fiscal year ended December 31, 1996. The future effect of this statement on the Corporation's results has not yet been determined. Other income decreased $2,320,000 from 1994 to $18,312,000 and accounted for 26.7% of non-interest income compared with 29.2% and 28.8% in 1994 and 1993, respectively.

     Non-interest income covered 30.1% of non-interest expense in 1995 compared with 36.5% in 1994 and 38.3% in 1993. The current year coverage percentage is lower than expected due to several one-time reengineering charges incurred during the year. These charges are described in more detail earlier in this section, as well as in Note 17 to the consolidated financial statements and in the Earnings Summary and Non-interest expense sections of management's discussion and analysis of financial condition and results of operations. Excluding the one-time charges, 1995 non-interest income would have totaled $68.6 million and would have covered 33.4% of adjusted non-interest expense. Non-interest income covered 36.5% in 1994 and 38.3% in 1993. The Corporation, and the banking industry as a whole, continues to pursue new business opportunities which generate fee income and are not subject to interest rate volatility.

NON-INTEREST EXPENSE

     Non-interest expense increased $34.4 million, or 17.8% in 1995 compared to 1994. Percentage increases for 1994 over 1993 and 1993 over 1992 were 2.9% and 7.2%, respectively. One-time charges related to the CIVISTA acquisition, an early retirement program, and reengineering charges recorded during 1995 totaled $24.3 million and accounted for 70.1% of the increase.

     OTHER EXPENSES

                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
     Salaries and wages..................................  $ 80,501      75,476      72,203
     Pension and benefits................................    27,234      23,273      22,102
                                                           --------     -------     -------
     Salaries, wages, pension and benefits...............   107,735      98,749      94,305
     Net occupancy expense...............................    16,598      13,446      12,361
     Equipment expense...................................    13,417      12,231      13,031
     Taxes, other than federal income taxes..............     6,026       6,995       6,355
     Stationery, supplies and postage....................    10,777       8,808       8,143
     Bankcard, loan processing and other fees............    11,422       9,557      11,892
     Advertising.........................................     5,766       3,191       3,296
     Professional services...............................     7,911       4,722       4,479
     Telephone...........................................     3,807       3,095       2,792
     FDIC assessment.....................................     7,052       9,833       8,531
     Amortization of intangibles.........................     3,534       3,878       3,485
     Other operating expenses............................    33,734      18,905      19,275
                                                           --------     -------     -------
     Total other expenses................................  $227,779     193,410     187,945
                                                           ========     =======     =======

     Salaries and wages totaled $80.5 million in 1995, an increase of 6.6% or $5.0 million. Excluding severance and related charges of $4.1 million recorded during the fourth quarter, salaries and wages would have increased 1.2% during the year. Even though a modest increase, on an adjusted basis, occurred during the year, the Corporation's consolidation of back-room operations is expected to result in a decline in salaries and wages for 1996. For 1995, salaries and wages accounted for 35.3% of operating expenses compared to 39.0% and 38.4% in 1994 and 1993, respectively. After adjusting for the one-time charges, salaries and wages would have made up 37.5% of operating expenses. Pension and benefits expense increased $3.9 million in 1995 compared to one year ago or 16.7%. Early retirement charges and benefit costs related to certain severance agreements taken during the year accounted for the entire $3.9 million increase. In 1995 the Corporation spent
33.8 cents in benefits for every dollar of salaries and wages. After excluding the one-time early retirement and severance related expenses recorded during the year, pension and benefit expenses comprised 30.5 cents for every dollar of salary and wages compared to 30.8 cents in 1994 and 30.6 cents in 1993. 1993 benefit expense does not include provisions for postretirement benefits discussed below.

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

     Occupancy increased from $13.4 million in 1994 to $16.6 million in 1995, an increase of $3.2 million. This increase was primarily due to the acquisition and renovation of a new Corporate headquarters in 1995 and the renovation of several subsidiary banking facilities to better serve our customers. Equipment expense increased from $12.2 million in 1994 to $13.4 million in 1995 due to purchases of new teller and data processing equipment. The identity change, utilizing the "FirstMerit" name on forms, documents, etc., and higher paper costs associated with these documents were the main reasons for higher stationery, supplies and postage expenses during 1995. Similar to the higher stationery, supplies and postage expenses, increased advertising costs were directly related to the identity change and the marketing efforts surrounding the FirstMerit name.

     Professional services totaled $7.9 million in 1995 compared with $4.7 million in 1994 and $4.5 million in 1993. As discussed in the Earnings Summary section of the Annual Report, external support groups were used to help develop a plan to improve operating efficiencies, increase revenues and shareholder value, and to help train our employees to effectively sell our new products and services. The increase during 1995 of $3.2 million was directly attributable to the actions just mentioned.

     On January 1, 1994 the FDIC implemented a risk-based assessment system for depository institutions. Under the system, the annual assessment rate for each insured institution is determined on the basis of both capital and supervisory measures, and can range from 23 cents per $100.00 of deposits to 31 cents per $100.00 of deposits, depending on the capital and supervisory strength of the institution. During the third quarter of 1995, the FDIC reduced the effective rate of the annual assessment on Bank Insurance Fund ("BIF") deposits to approximately 4 cents per $100.00 of deposits. As a result, the Corporation received a refund for a portion of the 1995 BIF-related premiums paid to date. The Corporation's refund totaled approximately $1.8 million and contributed to a decline of $2.8 million in the total FDIC assessments paid by the Corporation during the year. Total assessments paid in 1994 and 1993 were $9.8 million and $8.5 million, respectively.

     Other operating expenses amounted to $33.7 million in 1995 compared to $18.9 million in 1994 and $19.3 million in 1993. Contributing to the $14.5 million increase during the year were charges of $4.6 million related to severance payments made to certain individuals and fees paid to financial advisors as part of the first quarter CIVISTA acquisition, and adjustments to the value of buildings, equipment, and other assets as part of the fourth quarter reengineering charges totaling $6.6 million.

FEDERAL INCOME TAX

     Federal income tax expense totaled $31.0 million in 1995 compared to $32.1 million in 1994 and $33.3 million in 1993. In 1995 the effective federal income tax rate for the Corporation equaled 54.6% compared to 31.0% in 1994 and 32.7% in 1993.

     The increase in the effective tax rate for 1995 was primarily due to the recapture of the bad debt reserve totaling approximately $12.4 million, and the non-deductibility of certain professional fees associated with the CIVISTA acquisition.

     On August 10, 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993 which included among its provision an increase in the statutory rate from 34% to 35%. Other provisions which impact the Corporation include changes in the deductibility of certain business expenses, changes in determining benefits and contributions under its qualified retirement plan, and the ability to depreciate future intangible assets.

INVESTMENT SECURITIES

     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. The Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective January 1, 1994. The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading are measured at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings.

     During 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. The Special Report, among other things, permits a one-time opportunity for institutions to reassess the appropriateness of their designations of all securities. After reassessing the classifications, institutions were permitted to reclassify between designations as appropriate. As a result of FASB's Special Report, the Corporation reclassified all investment securities as available-for-sale. This reclassification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals. The reclassification of the former held-to-maturity investments to available-for-sale accounted for $1.2 million or 5.5%, of the total $21.9 million 1995 increase in shareholders' equity. Improved market conditions during 1995 on the former available-for-sale securities accounted for the remaining $20.7 million increase.

     At December 31, 1995 investment securities totaled $1,403.1 million compared to $1,610.4 million one year ago, a decrease of 12.9%. Investment securities totaled $1,579.7 million at December 31, 1993.

     During 1995 approximately $107.7 million of investment securities were sold for which a $.539 million net gain was realized.

     A summary of investment securities' carrying value is presented below as of December 31, 1995, 1994 and 1993. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

                    CARRYING VALUE OF INVESTMENT SECURITIES

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                         1995          1994          1993
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     U.S. Treasury and Government agency
       obligations..................................  $  864,967     1,072,464       929,087
     Obligations of states and political
       subdivisions.................................     108,842       129,280       147,673
     Mortgage-backed securities.....................     331,556       306,711       419,648
     Other securities...............................      97,694       101,905        83,243
                                                      ----------     ---------     ---------
                                                      $1,403,059     1,610,360     1,579,651
                                                       =========      ========      ========

          MATURITIES OF THE INVESTMENT SECURITIES AT DECEMBER 31, 1995

                                                                OVER ONE YEAR         OVER FIVE YEARS
                                       ONE YEAR OR LESS      THROUGH FIVE YEARS      THROUGH TEN YEARS       OVER TEN YEARS
                                      -------------------    -------------------    -------------------    -------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                       AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS
                                      --------   --------    --------   --------    --------   --------    --------   --------
                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities............  $ 70,699      5.64%     144,587      5.52%          --        --           --        --
U.S. Government agency
  obligations.......................    34,897      5.26%     266,944      6.16%      52,048      6.43%     295,792      6.09%
Obligations of states and political
  subdivisions......................    37,689      7.62%*     49,530      7.32%*     13,555      7.76%*      8,068      9.20%*
Mortgage-backed securities..........     2,689      7.80%      48,905      5.98%      69,501      6.49%     210,461      7.01%
Other securities....................     1,364      8.30%      15,031      6.66%         916      5.88%      80,383      6.68%
                                      --------   --------    --------   --------    --------   --------    --------   --------
                                      $147,338      6.12%     524,997      6.09%     136,020      6.59%     594,704      6.54%
                                      ========   ========     =======   ========     =======   ========     =======   ========
Percent of total....................    10.50%                 37.42%                  9.69%                 42.39%
                                      ========                =======                =======                =======

---------------

*Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1995.

     The yield on the portfolio increased to 6.37% in 1995 compared to 6.03% in 1994 and 6.49% in 1993.

     The most prominent change in the investment portfolio during 1995 was a result of the acquisition of CIVISTA which added approximately $240.0 million dollars of investment securities. As a result, security purchasing during 1995 was reduced and proceeds from maturing securities were used to repay borrowings and fund loan growth. Obligations of U.S. Government agencies, mortgage-backed securities, collateral mortgage obligations (CMOs) and asset-backed securities provided increased yields and accounted for approximately 76.9% of the investment portfolio compared to 64.4% and 67.0% in 1994 and 1993 respectively.

     During 1995 the use of various financial instruments such as derivatives received considerable attention. While CMOs are technically considered derivatives, the Corporation does not have any of the more risky forms of financial derivatives, such as swaps and caps, as hedges or investments.

LOANS

     Total loans outstanding at December 31, 1995 increased 2.2% compared to one year ago or $3,770.4 million compared to $3,687.9 million. A breakdown by category is presented below, along with a maturity summary of commercial, financial, and agricultural loans.

                                                                DECEMBER 31,
                            -------------------------------------------------------------------------------------
                               1995           1994           1993           1992           1991           1990
                            ----------     ----------     ----------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural............  $  588,864        467,428        430,118        423,170        403,238        408,403
Installments to
  individuals.............     777,990        800,441        632,354        556,256        559,601        567,099
Real estate...............   2,223,561      2,261,283      2,016,491      2,031,969      2,014,305      1,921,412
Lease financing...........     179,951        158,737         56,903         19,399         17,213         14,038
                            ----------     ----------     ----------     ----------     ----------     ----------
  Total loans.............   3,770,366      3,687,889      3,135,866      3,030,794      2,994,357      2,910,952
Less allowance for
  possible loan losses....      46,840         35,834         35,030         31,592         26,162         24,840
                            ----------     ----------     ----------     ----------     ----------     ----------
  Net loans...............  $3,723,526     $3,652,055     $3,100,836     $2,999,202     $2,968,195     $2,886,112
                            ==========     ==========     ==========     ==========     ==========     ==========

                                                                                    DECEMBER 31, 1995
                                                                                -------------------------
                                                                                COMMERCIAL, FINANCIAL AND
                                                                                      AGRICULTURAL
                                                                                -------------------------
Due in one year or less.........................................................         $ 335,327
Due after one but within five years.............................................           177,173
Due after five years............................................................            76,364
                                                                                       ----------
    Total.......................................................................         $ 588,864
                                                                                =========================
Loans due after one year with interest at a predetermined fixed rate............         $ 139,853
Loans due after one year with interest at a floating rate.......................           113,684
                                                                                       ----------
    Total.......................................................................         $ 253,537
                                                                                =========================

     Real estate loans at December 31, 1995 totaled $2,223.6 million or 59.0% of total loans outstanding compared to 61.3% one year ago. Residential loans (1-4 family dwellings) totaled $1,350.6 million, home equity loans $145.5 million, construction loans $87.5 million and commercial real estate loans $640.0 million.

     Commercial real estate loans include both commercial loans where real estate has been taken as collateral as well as loans for commercial real estate. The majority of commercial real estate loans are to owner occupants where cash flow to service debt is derived from the occupying business cash flow instead of normal building rents. These loans are generally a part of an overall relationship with existing customers primarily within northeast Ohio.

     Consumer loans or loans to individuals decreased 2.8% compared to one year ago and accounted for 20.6% of total loans compared to 21.7% in 1994. Lease financing increased from $158.7 million in 1994 to $180.0 million at December 31, 1995 and comprised 4.8% of total loans outstanding. Auto leasing totaled $98.6 million with equipment leasing totaling $81.3 million at December 31, 1995.

     There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ASSET QUALITY

     Making a loan to earn an interest spread inherently includes taking the risk of not getting repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

     The Corporation's Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts.

     The Corporation's objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

     Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and the required disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral.

NON-PERFORMING ASSETS

     Non-performing assets consist of:

     - NON-ACCRUAL LOANS on which interest is no longer accrued because its collection is doubtful.

     - RESTRUCTURED LOANS on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

     - OTHER REAL ESTATE (OREO) acquired through foreclosure in satisfaction of a loan.

                                                                         DECEMBER 31,
                                                --------------------------------------------------------------
                                                 1995        1994       1993       1992       1991       1990
                                                -------     ------     ------     ------     ------     ------
                                                                    (DOLLARS IN THOUSANDS)
Impaired Loans:
  Non-accrual.................................  $ 7,373     10,517        N/A        N/A        N/A        N/A
  Restructured................................    1,548      2,026        N/A        N/A        N/A        N/A
                                                -------     ------     ------     ------     ------     ------
    Total impaired loans......................    8,921     12,543        N/A        N/A        N/A        N/A
Other Loans:
  Non-accrual.................................    3,918      3,108     12,040     21,903     23,324     31,357
  Restructured................................       --         --      6,176      3,972      7,049     13,280
                                                -------     ------     ------     ------     ------     ------
    Total Other Non-performing loans..........    3,918      3,108     18,216     25,875     30,373     44,637
                                                -------     ------     ------     ------     ------     ------
    Total non-performing loans................   12,839     15,651     18,216     25,875     30,373     44,637
                                                -------     ------     ------     ------     ------     ------
Other real estate owned.......................    1,059     10,393      8,637     18,750     17,305     10,144
                                                -------     ------     ------     ------     ------     ------
  Total non-performing assets.................  $13,898     26,044     26,853     44,625     47,678     54,781
                                                ========    ======     ======     ======     ======     ======
Loans past due 90 days or more accruing
  interest....................................  $ 7,252      3,569      4,122      6,593      5,843      8,304
                                                ========    ======     ======     ======     ======     ======
Total non-performing assets as a percent of
  total loans.................................     0.37%      0.70%      0.85%      1.46%      1.61%      1.88%
                                                ========    ======     ======     ======     ======     ======

---------------

N/A = Not Available

     Under the Corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under Statement No.'s 114 and 118. Impaired loans as defined by Statements 114 and 118 exclude certain consumer loans, residential real estate loans, and leases classified as non-accrual. Consumer installment loans are charged off when they reach 120 days past due. Credit card loans are charged off when they reach 180 days past due. When any other loan becomes 90 days past due, it is placed on non-accrual status unless it is well secured and in the process of collection. Any losses are charged against the allowance for possible loan losses as soon as they are identified.

     Non-performing assets at December 31, 1995 totaled $13.9 million, down from $26.0 million in 1994 and $26.9 million in 1993. As a percentage of total loans outstanding plus OREO, non-performing assets were .37% at year-end 1995 compared to 0.70% in 1994 and 0.85% in 1993. The average balances of impaired loans for the years ended December 31, 1995 and 1994 were $10.7 million and $11.2 million, respectively.

     For the year ended December 31, 1995, impaired assets earned $55,400 in interest income. Had they not been impaired, they would have earned $362,700. For the same period, total non-performing loans earned

$365,000 in interest income. Had they paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $650,000.

     In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $26.1 million at December 31, 1995. These loans are closely monitored for any further deterioration in the borrowers' financial condition and for the borrowers' ability to comply with terms of the loans.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation maintains what Management believes is an adequate allowance for possible loan losses. The Parent Company and the subsidiary banks regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, non-performing assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio.

     At year-end the Corporation increased its allowance for possible loan losses for the following reasons. The mix of the loan portfolio, reflective of several S&L acquisitions, is becoming less thrift-like and more like a commercial bank as a result of a growth in the commercial, installment and credit card segments. This growth has been significant and is expected to continue. In contrast, residential mortgage holdings continue to shrink as the newly formed FirstMerit Mortgage Company sells its production and the existing portfolio runs off or is sold. The resulting risk profile (i.e., one with a lower percentage of secured single-family mortgage loans) requires a more substantial allowance. Also, while indicative of the Corporation's marketplace successes, loan growth of the magnitude the Corporation has experienced in the last two years is sometimes followed by increases in delinquencies, problem loans, and losses. At year-end, delinquencies in the consumer portfolio had increased compared to historical levels, though they were still well within industry norms and losses remained low. Management felt it was prudent to increase the allowance at year end to ensure its adequacy for changes that have occurred and will continue to occur in the loan portfolio.

     At December 31, 1995, the allowance was $46.8 million or 1.24% of loans outstanding compared to $35.8 million or .97% in 1994 and $35.0 million or 1.12% in 1993. The allowance equaled 364.8% of non-performing loans at December 31, 1995 compared to 229.0% in 1994. The allowance for possible loan losses related to impaired loans at December 31, 1995 and December 31, 1994 totaled $675,914 and $1.2 million, respectively. Impaired loans of $3.9 million and $3.1 million were not subject to a related allowance for possible loan losses at December 31, 1995 and December 31, 1994, respectively, because of the net realizable value of loan collateral, guarantees and other factors.

     Net charge-offs were $8.8 million in 1995 compared to $3.8 million in 1994 and $4.6 million in 1993. As a percentage of average loans outstanding, net charge-offs equaled .23% in 1995, .11% in 1994 and .15% in 1993. Losses are charged against the allowances as soon as they are identified.

     A six year summary of loan losses follows:

                                                                               DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                1995          1994          1993          1992          1991          1990
                                             ----------     ---------     ---------     ---------     ---------     ---------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for possible loan losses at
  beginning of year........................  $   35,834        35,030        31,592        26,162        24,840        23,537
Loans charged off:
  Commercial, financial and agricultural...       3,145         1,479         1,686         5,887         3,553         6,276
  Installment to individuals...............       8,578         1,761         1,809         7,950         7,197         8,362
  Real estate..............................         883         4,435         5,104         3,625         3,539           675
  Lease financing..........................         319            20            28           229           230           153
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................      12,925         7,695         8,627        17,691        14,519        15,466
                                             ----------     ---------     ---------     ---------     ---------     ---------
Recoveries:
  Commercial, financial and agricultural...         569           719         1,334         1,068           711         1,062
  Installment to individuals...............       3,382         3,029         2,548         2,518         2,250         2,165
  Real estate..............................         129           106            95           528           110            90
  Lease financing..........................          88            21            32            42            20            56
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................       4,168         3,875         4,009         4,156         3,091         3,373
                                             ----------     ---------     ---------     ---------     ---------     ---------
Net charge-offs............................       8,757         3,820         4,618        13,535        11,428        12,093
                                             ----------     ---------     ---------     ---------     ---------     ---------
Provision for possible loan losses.........      19,763         4,624         8,056        18,965        12,750        13,396
                                             ----------     ---------     ---------     ---------     ---------     ---------
Allowance for possible loan losses at end
  of year..................................  $   46,840        35,834        35,030        31,592        26,162        24,840
                                              =========      ========      ========      ========      ========      ========
Average loans outstanding..................  $3,818,486     3,350,162     3,104,406     3,000,216     2,930,129     2,890,548
                                              =========      ========      ========      ========      ========      ========
Ratio to average loans:
  Net charge-offs..........................        0.23%         0.11%         0.15%         0.45%         0.39%         0.42%
  Provision for possible loan losses.......        0.52%         0.14%         0.26%         0.63%         0.44%         0.46%
  Allowance for possible loan losses at end
    of year................................        1.23%         1.07%         1.13%         1.05%         0.89%         0.86%
                                              =========      ========      ========      ========      ========      ========
Loans outstanding at end of year...........  $3,770,366     3,687,889     3,135,866     3,030,794     2,994,357     2,910,952
                                              =========      ========      ========      ========      ========      ========
Allowance for possible loan losses:
  As a percent of loans outstanding at end
    of year................................        1.24%         0.97%         1.12%         1.04%         0.87%         0.85%
  As a multiple of net charge-offs.........        5.35          9.38          7.59          2.33          2.29          2.05
                                              =========      ========      ========      ========      ========      ========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                AS OF DECEMBER 31, 1995
                                                             -----------------------------
                                                                         CATEGORY OF LOANS
                                                                           AS PERCENT OF
                                                             AMOUNT        OUTSTANDINGS
                                                             -------     -----------------
                                                                (DOLLARS IN THOUSANDS)
     Commercial, financial, and agricultural...............  $13,570            29.0%
     Real estate...........................................  18,690             39.9%
     Installment...........................................  13,360             28.5%
     Lease financing.......................................   1,220              2.6%
                                                             -------          ------
                                                             $46,840           100.0%
                                                             =======     ===============

DEPOSITS

     Average deposits in 1995 increased less than one percent compared to 1994 as market interest rates remained relatively low overall, but did increase from the levels reached in the first half of 1994 that were the lowest in over 30 years. Total deposits averaged $4,449.1 million in 1995 compared to $4,446.0 million and $4,383.4 million in 1994 and 1993, respectively.

     As market interest rates increased during 1995, the mix of deposits shifted toward certificates of deposits and away from the more liquid types of deposit accounts. The average yield on certificates and other time deposits was 5.47% in 1995, 4.26% in 1994 and 4.28% in 1993.

     Certificates and other time deposits accounted for 40.1% of average deposits in 1995 compared to 36.2% in 1994. Savings equaled 34.0% and 38.5% in 1995 and 1994, respectively, and demand deposits, both interest and non-interest bearing, were 25.9% and 25.4%, respectively.

     Savings deposits decreased 11.5% compared to one year ago and represent 34.0% of total deposits. Interest bearing demand deposits decreased 7.5%, totaling 9.6% of deposits as the average rate dropped to 2.16%. Non-interest bearing demand deposits totaled $725.3 million, an increase of 8.8% and represented 16.3% of total deposits.

     The average cost of deposits was up 51 basis points compared to one year ago, or 3.26% compared to 2.75%.

     Based upon prior interest rate cycles, deposits are expected to continue to shift into certificates of deposits as interest rates rise and customers seek to obtain a premium for investing in longer term certificates.

                                                      YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                        1995                    1994                    1993
                                --------------------     -------------------     -------------------
                                 AVERAGE     AVERAGE      AVERAGE    AVERAGE      AVERAGE    AVERAGE
                                 BALANCE      RATE        BALANCE     RATE        BALANCE     RATE
                                ----------   -------     ---------   -------     ---------   -------
                                                       (DOLLARS IN THOUSANDS)
Demand deposits --
  non-interest bearing........  $  725,287       --        666,469       --        642,830       --
Demand deposits -- interest
  bearing.....................     426,608     2.16%       460,994     2.26%       434,773     2.43%
Savings deposits..............   1,514,374     2.54%     1,710,909     2.54%     1,664,407     2.79%
Certificates and other time
  deposits....................   1,782,817     5.47%     1,607,616     4.26%     1,641,364     4.28%
                                ----------               ---------               ---------
                                $4,449,086               4,445,988               4,383,374
                                 =========                ========                ========

     The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of December 31, 1995, by time remaining until maturity.

                                                                                     AMOUNT
                                                                                    --------
Maturing in:
  Under 3 months.................................................................... $110,878
  3 to 6 months.....................................................................   37,387
  6 to 12 months....................................................................   26,514
  Over 12 months....................................................................   55,650
                                                                                    --------
                                                                                    $230,429
                                                                                    ========

INTEREST RATE SENSITIVITY

     Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies to trends within the financial markets and within the industry.

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

     At December 31, 1995 the Corporation was in a moderate asset-sensitive position as illustrated in the following table:

                                                   31-60      61-90     91-180    181-365    OVER 1
                                     1-30 DAYS      DAYS       DAYS      DAYS      DAYS       YEAR        TOTAL
                                     ----------   --------   --------   -------   -------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Loans and leases.................  $  820,146    206,819    121,563   230,267   437,294   1,954,277   3,770,366
  Investment securities............     189,490     33,126     35,983   125,465   159,549     859,446   1,403,059
  Federal funds sold...............      12,575         --         --        --        --          --      12,575
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total Interest Earning Assets......  $1,022,211    239,945    157,546   355,732   596,843   2,813,723   5,186,000
                                     ----------   --------   --------   -------   -------   ---------   ---------
Interest-Bearing Liabilities:
  Demand -- Interest bearing.......  $    6,510      6,310      6,310    18,930    37,860     356,489     432,409
  Savings..........................      13,297     13,297    262,027    39,891    79,782   1,046,582   1,454,876
  Certificates and other time
    deposits.......................     336,623    115,196    115,496   316,060   388,284     532,033   1,803,692
  Securities sold under agreement
    to repurchase and other
    borrowings.....................     372,258         --      1,100    25,000       200      88,400     486,958
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total Interest Bearing
  Liabilities......................  $  728,688    134,803    384,933   399,881   506,126   2,023,504   4,177,935
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total GAP..........................  $  293,523    105,142   (227,387)  (44,149)   90,717     790,219   1,008,065
                                     ==========   =========  =========  ========  ========  =========   =========
Cumulative GAP.....................  $  293,523   $398,665    171,278   127,129   217,846   1,008,065
                                     ==========   =========  =========  ========  ========  =========

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1995 totaled $542.8 million compared to $523.3 million at December 31, 1994, an increase of 3.7%.

     The following table reflects the various measures of capital:

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                                1995                 1994                 1993
                                          ----------------     ----------------     ----------------
                                                                (IN THOUSANDS)
Total equity............................  $542,881    9.70%    $523,319    9.14%    $500,121    9.66%
Common equity...........................   542,881    9.70%     523,319    9.14%     500,121    9.66%
Tangible common equity(a)...............   536,934    9.60%     504,337    8.84%     481,054    9.32%
Tier 1 capital (b)......................   538,032   14.53%     537,999   15.32%     489,811   16.18%
Total risk-based capital (c)............   584,872   15.80%     573,833   16.34%     524,841   17.34%
Leverage (d)............................   538,032    9.66%     537,999    9.53%     489,811    9.43%

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

     The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") set capital guidelines for a financial institution to be considered "well-capitalized." These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At December 31, 1995, the Corporation's risk-based capital equaled 15.80% of risk -adjusted assets, its Tier I capital ratio equaled 14.53% and its leverage ratio equaled 9.66%.

     The Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on August 19, 1993. The split was paid to shareholders of record as of August 30, 1993.

     During 1995, the Corporation's Directors increased the quarterly cash dividend, marking the fourteenth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $.27 paid has an indicated annual rate of $1.08 per share. Over the past five years the dividend has increased at an annual rate of approximately 8%.

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

     Loan demand increased significantly during 1995 while deposit growth remained relatively flat. As a result much of the loan growth was funded by short term borrowing such as Federal Home Loan Bank advances, Federal-Funds purchased, and securities sold under agreement to repurchase as well as a bank note program implemented during 1995 that made $75 million available to fund loan demand.

     The liquidity needs of the Parent Company, primarily cash dividends and other corporate purposes, are met through cash, short-term investments and dividends from banking subsidiaries.

     Management is not aware of any trend or event, other than noted above, which will result in or that is reasonably likely to occur that would result in a material increase or decrease in the Corporation's liquidity.

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

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At December 31, 1995, the Parent Company and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

EFFECTS OF INFLATION

     The assets and liabilities of the Corporation are primarily monetary in nature and are more directly affected by the fluctuation in interest rates than inflation. Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies. Interest rates and inflation do not move with the same velocity or within the same time frame, therefore, a direct relationship to the inflation rate cannot be shown. The financial information presented in this annual report, based on historical data, has a direct correlation to the influence of market levels of interest rates. Therefore, Management believes that there is no material benefit in presenting a statement of financial data adjusted for inflationary changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1995.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1995          1994
                                                                       ----------    -----------
                                                                             (IN THOUSANDS)
ASSETS
  Investment securities, market value $1,403,059 and $1,582,387,
     respectively....................................................  $1,403,059      1,610,360
  Federal funds sold.................................................      12,575         13,700
  Loans..............................................................   3,770,366      3,687,889
  Less allowance for possible loan losses............................      46,840         35,834
                                                                       ----------    -----------
       Net loans.....................................................   3,723,526      3,652,055
                                                                       ----------    -----------
       Total earning assets..........................................   5,139,160      5,276,115
                                                                       ----------    -----------
  Cash and due from banks............................................     287,671        238,073
  Premises and equipment, net........................................      94,158         83,223
  Accrued interest receivable and other assets.......................      75,532        125,162
                                                                       ----------    -----------
                                                                       $5,596,521      5,722,573
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand -- non-interest bearing..................................  $  810,948        733,171
     Demand--interest bearing........................................     432,409        475,099
     Savings.........................................................   1,454,876      1,633,189
     Certificates and other time deposits............................   1,803,692      1,699,998
                                                                       ----------    -----------
     Total deposits..................................................   4,501,925      4,541,457
                                                                       ----------    -----------
  Securities sold under agreements to repurchase and other
     borrowings......................................................     486,958        612,624
  Accrued taxes, expenses, and other liabilities.....................      64,757         45,173
                                                                       ----------    -----------
     Total liabilities...............................................   5,053,640      5,199,254
                                                                       ----------    -----------
  Commitments and contingencies......................................          --             --
  Shareholders' equity:
     Preferred stock, without par value:
       authorized and unissued 7,000,000 shares......................          --             --
     Common stock, without par value:
       authorized 80,000,000 shares; issued 33,614,487 and 33,325,344
        shares, respectively.........................................     103,861        100,576
     Treasury stock, 116,739 and 22,751 shares, respectively.........      (2,963)         (694)
     Net unrealized holding gains (losses) on available for sale
      securities.....................................................      (1,292)      (23,205)
     Retained earnings...............................................     443,275        446,642
                                                                       ----------    -----------
     Total shareholders' equity......................................     542,881        523,319
                                                                       ----------    -----------
                                                                       $5,596,521      5,722,573
                                                                        =========      =========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans...............................  $325,763      274,498      263,997
  Interest and dividends on investment securities:
     Taxable...............................................    82,836       86,941       85,872
     Exempt from federal income taxes......................     6,347        7,411        7,804
                                                             --------     --------     --------
                                                               89,183       94,352       93,676
  Interest on federal funds sold...........................     1,681        2,168        3,535
                                                             --------     --------     --------
     Total interest income.................................   416,627      371,018      361,208
                                                             --------     --------     --------
Interest expense:
  Interest on deposits:
     Demand -- interest bearing............................     9,202       10,429       10,567
     Savings...............................................    38,438       43,372       46,471
     Certificates and other time deposits..................    97,518       68,528       70,210
  Interest on securities sold under agreements to
     repurchase and other borrowings.......................    35,775       17,852        7,901
                                                             --------     --------     --------
     Total interest expense................................   180,933      140,181      135,149
                                                             --------     --------     --------
     Net interest income...................................   235,694      230,837      226,059
Provision for possible loan losses.........................    19,763        4,624        8,056
                                                             --------     --------     --------
     Net interest income after provision for possible loan
       losses..............................................   215,931      226,213      218,003
                                                             --------     --------     --------
Other income:
  Trust department.........................................    10,712       13,423        9,907
  Service charges on deposits..............................    20,622       20,482       21,483
  Credit card fees.........................................     9,372        8,254        8,017
  Investment securities gains (losses), net................       539          653        2,411
  Other operating income...................................    27,272       27,844       30,091
                                                             --------     --------     --------
     Total other income....................................    68,517       70,656       71,909
                                                             --------     --------     --------
Other expenses:
  Salaries, wages, pension and employee benefits...........   107,735       98,749       94,305
  Net occupancy expense....................................    16,598       13,446       12,361
  Equipment expense........................................    13,417       12,231       13,031
  Other operating expenses.................................    90,029       68,984       68,248
                                                             --------     --------     --------
     Total other expenses..................................   227,779      193,410      187,945
                                                             --------     --------     --------
     Income before federal income taxes and extraordinary
       item................................................    56,669      103,459      101,967
Federal income taxes.......................................    30,950       32,110       33,335
                                                             --------     --------     --------
     Income before extraordinary item......................    25,719       71,349       68,632
                                                             --------     --------     --------
Extraordinary item -- gain on disposition of assets after
  business combination (net of income tax effect of
  $3,015)..................................................     5,599           --           --
                                                             --------     --------     --------
     Net income............................................  $ 31,318       71,349       68,632
                                                             ========     ========     ========
Weighted average number of common shares outstanding.......    33,454       33,289       33,259
                                                             ========     ========     ========
Per share data based on average number of shares
  outstanding:
     Income before extraordinary item......................  $   0.77         2.14         2.06
     Extraordinary item....................................      0.17           --           --
                                                             --------     --------     --------
Net income per share.......................................  $   0.94         2.14         2.06
                                                             ========     ========     ========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              --------------------------------------------------------------------------
                                                              NET UNREALIZED
                                                              HOLDING LOSSES                   TOTAL
                               COMMON              TREASURY   AVAILABLE-FOR-    RETAINED   SHAREHOLDERS'
                               STOCK     SURPLUS    STOCK     SALE SECURITIES   EARNINGS      EQUITY
                              --------   -------   --------   ---------------   --------   -------------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31,
  1992......................  $ 54,851    40,371      (601)            --       360,723        455,344
  Net income................        --        --        --             --        68,632         68,632
  Cash dividends ($.87 per
     share).................        --        --        --             --       (23,486 )      (23,486)
  Cash dividends on
     CIVISTA................        --        --        --             --        (1,740 )       (1,740)
  Stock options exercised...     1,371        --        --             --            --          1,371
  Elimination of par
     value..................    40,371   (40,371)       --             --            --             --
                              --------   -------   --------   ---------------   --------   -------------
Balance at December 31,
  1993......................    96,593        --      (601)            --       404,129        500,121
  Net income................        --        --        --             --        71,349         71,349
  Cash dividends ($.98 per
     share).................        --        --        --             --       (28,836 )      (28,836)
  Stock options exercised...     3,983        --        --             --            --          3,983
  Treasury shares
     purchased..............        --        --       (93)            --            --            (93)
  Market adjustment
     investment
     securities.............        --        --        --        (23,205)           --        (23,205)
                              --------   -------   --------   ---------------   --------   -------------
Balance at December 31,
  1994......................   100,576        --      (694)       (23,205)      446,642        523,319
  Net income................        --        --        --             --        31,318         31,318
  Cash dividends ($1.02 per
     share).................        --        --        --             --       (35,299 )      (35,299)
  Stock options exercised...     3,285        --        --             --            --          3,285
  Treasury shares
     purchased..............        --        --    (2,269)            --            --         (2,269)
  Market adjustment
     investment
     securities.............        --        --        --         21,913            --         21,913
  Acquisition adjustment of
     fiscal year............        --        --        --             --           614            614
                              --------   -------   --------   ---------------   --------   -------------
Balance at December 31,
  1995......................  $103,861        --    (2,963)       ( 1,292)      443,275        542,881
                              ========   =======   ========   ============      ========   ============

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1994        1993
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  31,318      71,349      68,632
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................     19,763       4,624       8,056
  Provision for depreciation and amortization...............      8,862       8,353       7,542
  Amortization of investment securities premiums, net.......      2,592       3,186       4,769
  Amortization of income for lease financing................     (8,586)     (6,810)     (2,620)
  Gains on sales of investment securities, net..............       (539)       (653)     (2,411)
  Extraordinary gain on dispositions........................     (5,599)         --          --
  Deferred federal income taxes.............................      2,305      11,172        (336)
  Decrease (increase) in interest receivable................      2,356      (5,002)      2,804
  Increase (decrease) in interest payable...................      5,913       3,698      (1,371)
  Amortization of values ascribed to acquired intangibles...      3,153       3,878       3,485
  Other increases (decreases)...............................     41,282     (22,043)      2,590
                                                              ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    102,820      71,752      91,140
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale -- sales...............................     98,688      56,673      83,251
  Held-to-maturity -- maturities............................    432,729     389,234          --
  Available-for-sale -- maturities..........................    200,895     184,294     755,316
Purchases of investment securities held-to-maturity.........    (55,507)   (263,518)         --
Purchases of investment securities available-for-sale.......   (437,840)   (435,630)   (911,641)
Net (increase) decrease in federal funds sold...............      1,125      60,888      46,785
Net increase in loans and leases............................    (82,648)   (549,033)   (107,069)
Purchases of premises and equipment.........................    (27,949)    (17,255)    (11,419)
Sales of premises and equipment.............................     16,766       3,234       1,717
                                                              ---------   ---------   ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............    146,259    (571,113)   (143,060)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, NOW and savings
  deposits..................................................   (143,226)    (21,539)    191,696
Net increase (decrease) in time deposits....................    103,694     133,315    (127,838)
Net increase in securities sold under repurchase agreements
  and other borrowings......................................   (125,666)    412,726      24,369
Cash dividends..............................................    (35,299)    (28,836)    (25,226)
Purchase of treasury shares.................................     (2,269)        (93)       (601)
Proceeds from exercise of stock options.....................      3,285       3,983       1,371
                                                              ---------   ---------   ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............   (199,481)    499,556      63,771
                                                              ---------   ---------   ---------
Increase in cash and cash equivalents.......................     49,598         195      11,851
Cash and cash equivalents at beginning of year..............    238,073     237,878     226,027
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 287,671     238,073     237,878
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Amortized cost of the held-to-maturity portfolio transferred
  to the available-for-sale portfolio.......................  $ 578,624          --          --
Cash paid during the year for:
  Interest, net of amount capitalized.......................  $ 100,740      97,836      99,870
  Income taxes..............................................  $  22,099      31,100      34,765
                                                              =========   =========   =========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

                             (DOLLARS IN THOUSANDS)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On December 15, 1994, the shareholders approved a change in the name of the Corporation from First Bancorporation of Ohio to FirstMerit Corporation. The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. The Corporation's activities are considered to be a single industry segment for financial reporting purposes. The following is a description of the more significant accounting policies:

  (a) Principles of Consolidation

      The consolidated financial statements include the accounts of FirstMerit Corporation (the "Parent Company") and its wholly-owned subsidiaries:
      Citizens Investment Corporation, Citizens National Bank, Citizens Savings Corporation of Stark County, EST National Bank, First National Bank of Ohio, FirstMerit Bank, FSB, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FirstMerit Trust Company, N.A., Old Phoenix National Bank of Medina, Peoples Bank, N.A., and Peoples National Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

     (c) Investment Securities

         Debt and equity securities are classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of shareholders' equity. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

         Effective December 31, 1995, the Corporation designated the entire investment portfolio as available-for-sale. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation's interest rate risk.

         Prior to December 31, 1995, the Corporation had designated a portion of its investment portfolio as held-to-maturity. The Corporation does not maintain a trading account.

     (d) Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand, balances on deposit with correspondent banks and checks in the process of collection.

     (e) Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on lease terms or useful lives, whichever is less.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     (f) Loans

         Impaired loans are loans for which, based on current information or events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral.

     (g) Interest and Fees on Loans

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

     (h) Provision for Possible Loan Losses

         The provision for possible loan losses charged to operating expenses is determined based on Management's evaluation of the loan portfolios and the adequacy of the allowance for possible loan losses under current economic conditions and such other factors which, in Management's judgement, deserves current recognition.

     (i) Lease Financing

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

     (j) Federal Income Taxes

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

     (k) Value Ascribed to Acquired Intangibles

         The value ascribed to acquired intangibles, including core deposit premiums, results from the excess of cost over fair value of net assets acquired in acquisitions of financial institutions. Such values are being amortized over periods ranging from 10 to 25 years, which represents the estimated remaining lives of the long-term interest bearing assets acquired. Amortization is generally computed on an accelerated basis based on the expected reduction in the carrying value of such acquired assets. If no significant amount of long-term interest bearing assets is acquired, such value is amortized over the estimated life of the acquired deposit base, with amortization periods ranging from 10 to 15 years.

     (l) Trust Department Assets and Income

         Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported generally on a cash basis which approximates the accrual basis of accounting.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     (m) Per Share Data

         The per share data is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

     (n) Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2. ACQUISITIONS

     On January 31, 1995, the Corporation acquired The CIVISTA Corporation, a savings and loan holding company headquartered in Canton, Ohio ("CIVISTA"), in exchange for approximately 6,513,119 shares of the Corporation's common stock. The transaction was accounted for as a pooling of interests. As a result of CIVISTA's fiscal year which ended September 30, the Corporation made an acquisition adjustment to shareholders' equity of $614, which represented CIVISTA's net income for the three month period ended December 31, 1994. The accompanying consolidated financial statements for all periods have been restated account for the acquisition.

     Details of the results of operations of the previously separate corporations including CIVISTA operating results for its fiscal years ended September 30 are as follows:

                                                        FIRSTMERIT
                                                        CORPORATION     CIVISTA     COMBINED
                                                        -----------     -------     --------
Year ended December 31, 1994
  Interest income...................................     $ 316,809      54,209      371,018
  Net interest income...............................     $ 200,932      29,905      230,837
  Net income........................................     $  60,301      11,048       71,349
Year ended December 31, 1993
  Interest income...................................     $ 304,589      56,619      361,208
  Net interest income...............................     $ 194,802      31,257      226,059
  Net income........................................     $  55,560      13,072       68,632

     The Corporation incurred a one-time charge of approximately $16.2 million ($.48 per share) in the first quarter of 1995 related to the loss of certain tax benefits as a result of converting CIVISTA's thrift operations to national bank operations as well as other expenses related to the merger.

     Great Northern Financial Corporation, a savings and loan holding company located in Barberton, Ohio, was acquired on April 22, 1994, in exchange for approximately 1,882,440 shares of the Corporation's common stock. The transaction was accounted for as a pooling of interests. The accompanying consolidated financial statements for all periods presented have been restated to account for the acquisition.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

3. INVESTMENT SECURITIES

     Investment securities are composed of:

                                                    GROSS         GROSS
                                    AMORTIZED     UNREALIZED    UNREALIZED      FAIR       CARRYING
                                       COST         GAINS         LOSSES        VALUE        VALUE
                                    ----------    ----------    ----------    ---------    ---------
December 31, 1995
Available for sale:
U.S. Treasury securities and U.S.
  Government agency obligations...  $  870,412       3,852         9,297        864,967      864,967
Obligations of state and political
  subdivisions....................     108,435         914           507        108,842      108,842
Mortgage-backed securities........     329,099       4,163         1,706        331,556      331,556
Other securities..................      97,101       1,152           559         97,694       97,694
                                    ----------    ----------    ----------    ---------    ---------
                                    $1,405,047      10,081        12,069      1,403,059    1,403,059
                                     =========    =========     =========      ========     ========
December 31, 1994
Held to maturity:
  U.S. Treasury securities and
     U.S. Government agency
     obligations..................  $  590,800          41        21,260        569,581      590,800
  Obligations of state and
     political subdivisions.......     129,280       1,489           662        130,107      129,280
  Mortgage-backed securities......     191,204         652         8,168        183,688      191,204
  Other securities................      46,780         597           662         46,715       46,780
                                    ----------    ----------    ----------    ---------    ---------
                                       958,064       2,779        30,752        930,091      958,064
                                    ----------    ----------    ----------    ---------    ---------
Available for sale:
U.S. Treasury securities and U.S.
  Government agency obligations...     509,938          55        28,329        481,664      481,664
Mortgage-backed securities........     120,569          12         5,074        115,507      115,507
Other securities..................      57,494           1         2,370         55,125       55,125
                                    ----------    ----------    ----------    ---------    ---------
                                       688,001          68        35,773        652,296      652,296
                                    ----------    ----------    ----------    ---------    ---------
                                    $1,646,065       2,847        66,525      1,582,387    1,610,360
                                     =========    =========     =========      ========     ========

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties. Effective December 31, 1995, the Corporation transferred all held-to-maturity invest-

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

ments to available-for-sale. As a result of this transfer, unrealized holding losses on available-for-sale securities was reduced by the after-tax amount of $1.2 million.

                                                                          DECEMBER 31, 1995
                                                                          AVAILABLE FOR SALE
                                                                       ------------------------
                                                                       AMORTIZED       MARKET
                                                                          COST          VALUE
                                                                       ----------     ---------
Due in one year or less..............................................  $  149,415       149,623
Due after one year through five years................................     520,515       522,709
Due after five years through ten years...............................     136,661       136,018
Due after ten years..................................................     598,456       594,709
                                                                       ----------     ---------
                                                                       $1,405,047     1,403,059
                                                                        =========      ========

     Proceeds from sales of investment securities during the years December 31, 1995 and 1994 were $98,688 and $56,673, respectively. Gross gains of $1,384 and $825 and gross losses of $845 and $172 were realized on these sales, respectively.

     The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $741,185 and $883,320 at December 31, 1995 and 1994, respectively.

4. LOANS

     Loans consist of the following:

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1995          1994
                                                                       ----------     ---------
Commercial, financial and agricultural...............................  $  588,864       467,428
Loans to individuals, net of unearned income of, $1,607 and $2,617
  respectively.......................................................     777,990       800,441
Real estate..........................................................   2,223,561     2,261,283
Lease financing......................................................     179,951       158,737
                                                                       ----------     ---------
                                                                       $3,770,366     3,687,889
                                                                        =========      ========

     At December 31, 1995 and 1994, the Corporation serviced loans for others aggregating $542,922 and $460,640, respectively.

     The Corporation grants loans principally to customers located within the State of Ohio.

     Information with respect to impaired loans is as follows:

                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1995       1994
                                                                             ------     ------
Impaired Loans.............................................................  $8,921     12,543
Allowance for Possible Loan Losses.........................................  $  676      1,200
Interest Recognized........................................................  $   55         79
                                                                             ======     ======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The Corporation makes loans to officers and directors on substantially the the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the year ended December 31, 1995 is summarized as follows:

Aggregate amount at beginning of year.............................................  $46,311
Additions (deductions):
  New loans.......................................................................   14,493
  Repayments......................................................................   (9,446)
  Changes in directors and their affiliations.....................................  (17,185)
                                                                                    -------
Aggregate amount at end of year...................................................  $34,173
                                                                                    =======

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized as follows:

                                                                             YEARS ENDED
                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                       1995      1994     1993
                                                                      -------   ------   ------
Balance at beginning of year........................................  $35,834   35,030   31,592
  Additions (deductions):
  Provision for possible loan losses................................   19,763    4,624    8,056
  Loans charged off.................................................  (12,925)  (7,695)  (8,628)
  Recoveries on loans previously charged off........................    4,168    3,875    4,010
                                                                      -------   ------   ------
Balance at end of year..............................................  $46,840   35,834   35,030
                                                                      =======   ======   ======

6.  RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $20,473 during 1995. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1995, cash and due from banks included $29,082 deposited with the Federal Reserve Bank and other banks for these reasons.

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1996 are restricted by the regulatory agencies principally to the total of 1996 net income plus $1,422, representing the undistributed net income of the past two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

7. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                  DECEMBER 31,         ESTIMATED
                                                              --------------------       USEFUL
                                                                1995        1994         LIVES
                                                              --------     -------     ----------
Land........................................................  $ 11,450      11,454         --
Buildings...................................................    82,012      79,131     10-50 yrs
Equipment...................................................    55,926      69,065      3-50 yrs
Leasehold improvements......................................    13,346      13,276      1-40 yrs
                                                              --------     -------     ----------
                                                               162,734     172,926
Less accumulated depreciation and amortization..............    68,576      89,703
                                                              --------     -------
                                                              $ 94,158      83,223
                                                              ========     =======

     Amounts included in other expenses for depreciation and amortization aggregated $8,862, $8,353 and $7,542 for the years ended December 31, 1995, 1994 and 1993, respectively.

     At December 31, 1995, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

  YEARS
  ENDING
 DECEMBER                                 LEASE
   31,                                 COMMITMENTS
----------                             -----------
   1996                                  $ 8,885
   1997                                    8,272
   1998                                    7,627
   1999                                    6,939
   2000                                    4,803
2001-2013                                 19,066
                                       -----------
                                         $55,592
                                       ============

     Rentals paid under noncancelable operating leases amounted to $9,574, $7,325 and $6,085 in 1995, 1994 and 1993, respectively.

8. CERTIFICATES AND OTHER TIME DEPOSITS

     The aggregate amounts of certificates and other time deposits of $100 and over at December 31, 1995 and 1994 were $230,429 and $227,843, respectively. Interest expense on these certificates and time deposits amounted to $14,360 in 1995, $9,406 in 1994, and $6,362 in 1993.

9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     At December 31, 1995 and 1994, securities sold under agreements to repurchase totaled $336,083 and $467,393, respectively. The average balance of securities sold under agreements to repurchase and other borrowings for the years ended December 31, 1995 and 1994, amounted to $609,247 and $374,351, respectively. In 1995, the weighted average annual interest rate amounted to 5.87%, compared to 4.77% in 1994. The maximum amount of these borrowings at any month end amounted to $740,586 in 1995 and $622,435 in 1994.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     At December 31, 1995, and 1994, the Corporation had $75,875 and $145,231, respectively, of Federal Home Loan Bank advances. The 1995 balance includes:
$35,000 that have maturities within one year with interest rates of 5.80% to 6.36%; $34,650 with maturities over one year to five years with interest rates of 4.65% to 6.15%; and $6,225 over five years with interest rates of 4.75% to 8.10%.

     At December 31, 1995, the Corporation had $75,000 of Medium Term Notes outstanding with maturity within one year at a rate of 5.95%.

10. FEDERAL INCOME TAXES

     Federal income taxes are comprised of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1995        1994       1993
                                                                  -------     ------     ------
Taxes currently payable.........................................  $31,660     20,938     33,671
Deferred expense (benefit)......................................    2,305     11,172       (121)
Adjustment to deferred taxes as a result of the 1994 rate
  increase......................................................        0          0       (215)
                                                                  -------     ------     ------
                                                                  $33,965     32,110     33,335

     Actual Federal income tax expense differs from expected Federal income tax as shown below:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
                                                                       1995      1994      1993
                                                                       -----     -----     -----
Statutory rate.......................................................     35%       35%       35%
Increase (decrease) in rate due to:
  Interest income on tax-exempt securities and tax-free loans, net...   -3.8%     -3.0%     -4.0%
  Exercise of options at acquisition.................................   -0.3%     -3.0%      0.0%
  Thrift loss reserve recapture......................................   19.0%      2.0%      0.0%
  Reduction to excess tax reserves...................................   -0.4%     -2.0%      0.0%
  Merger Expenses at acquisition.....................................    1.4%      0.0%      0.0%
  Other..............................................................    1.1%      1.0%      1.0%
                                                                       -----     -----     -----
Effective tax rates..................................................   52.0%     30.0%     32.0%
                                                                       =====     =====     =====

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     For 1995, 1994 and 1993, the deferred income tax expense results from temporary differences in the recognition of income and expense for Federal income tax and financial reporting purposes. The sources and tax effect of these temporary differences are presented below:

                                                                   YEARS ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                   1995        1994      1993
                                                                 --------     ------     -----
Loan loss provision............................................  $ (2,205)      (254)     (672)
Depreciation...................................................       375        (72)      (50)
Deferred loan fees, net........................................     1,487        261      (438)
Leasing........................................................     8,442      9,638     1,150
FAS 106 postretirement benefits................................      (434)      (755)     (834)
FAS 87 pension expense.........................................    (1,767)       491       389
FHLB Stock Dividends...........................................       771       (265)     (250)
Severance Costs................................................    (1,315)         0         0
Valuation Reserves.............................................      (526)      (929)        0
Other..........................................................    (2,523)     3,057       584
                                                                 --------     ------     -----
Total deferred income tax......................................  $  2,305     11,172      (121)
                                                                 ========     ======     =====

     Principal components of the Corporation's net deferred tax asset/(liability) are summarized as follows:

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1995        1994
                                                                          -------     -------
Excess of book loan provision over tax loan provision...................  $11,577       9,372
Excess of tax depreciation over book depreciation.......................   (4,090)     (3,715)
Leasing book basis income
  over tax basis........................................................  (21,306)    (12,864)
Deferred loan fees tax basis income over book basis.....................    1,561       3,048
Postretirement book basis expense over tax basis........................    2,672       2,238
Pension book basis expense over tax basis...............................    1,799          32
FHLB stock book basis over tax basis....................................   (3,086)     (2,315)
Security portfolio tax basis over book basis............................      695      12,167
Severance costs book basis over tax basis...............................    1,315           0
Valuation reserves book basis over tax basis............................    1,455         929
Other...................................................................    1,694        (829)
                                                                          -------     -------
Total net deferred tax asset/(liability)................................  ($5,714)      8,063
                                                                          =======     =======

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

     The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements:

                                                                             DECEMBER 31,
                                                               ----------------------------------------
                                                                  1995           1994           1993
                                                               ----------     ----------     ----------
Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
       benefits of $48,567, $44,114 and $45,207,
       respectively........................................     ($54,780)       (46,845)       (48,675)
                                                               ==========     ==========     ==========
Projected benefit obligation...............................      (73,926)       (64,788)       (67,129)
     Plan assets at fair value, primarily U.S. government
       obligations, corporate bonds and investments in
       equity funds........................................       67,035         67,042         67,965
                                                               ----------     ----------     ----------
Plan assets in excess of projected benefit obligation......       (6,891)         2,254            836
Unrecognized net gains.....................................          675         (3,223)        (2,208)
Unrecognized prior service cost............................        3,340          4,103          2,433
Remaining unrecognized net asset being amortized over
  employees' average remaining service life................       (1,206)          (832)        (1,929)
                                                               ----------     ----------     ----------
Prepaid (accrued) pension cost.............................     ($ 4,082)         2,302           (868)
                                                               ==========     ==========     ==========
Expected long-term rate of return on assets................         9.00%          9.00%          9.00%
Weighted-average discount rate.............................         7.25%          8.25%          7.50%
Rate of increase in future compensation levels.............         4.75%          5.00%          5.00%
                                                               ==========     ==========     ==========

     Net pension cost consists of the following components:

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                  1995           1994           1993
                                                               ----------     ----------     ----------
Service cost...............................................     $  3,290          3,729          3,090
Interest cost on projected benefit obligation..............        5,175          4,902          4,575
Actual return on plan assets...............................       (8,563)          (963)         7,227)
Net total of other components..............................        2,976         (4,347)         2,208
                                                               ----------     ----------     ----------
Net periodic pension cost..................................     $  2,878          3,321          2,646
                                                               ==========     ==========     ==========

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time employees after one year of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches three years of credited service. Total savings plan expense was $2,294, $1,874 and $1,740 for 1995, 1994 and 1993, respectively.

12. POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLAN

     The Corporation has a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporation's medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees' service periods. Prior to 1993, postretirement benefits were accounted for on a cash basis. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation). The Corporation has elected to amortize the transition obligation by charges to income over a twenty year period on a straight line basis.

     The following table sets forth the plan's status and amounts recognized in the Corporation's consolidated financial statements.

                                                                DECEMBER 31,
                                                          -------------------------
                                                             1995           1994
                                                          ----------     ----------
Accumulated postretirement benefit obligation:
     Retirees.........................................     ($15,691)       (13,968)
     Fully eligible actives...........................       (5,628)        (4,657)
     Other actives....................................       (8,166)        (6,574)
                                                          ----------     ----------
Total accumulated postretirement benefit obligation...      (29,485)       (25,199)
Unrecognized prior net loss...........................        5,622          2,640
Unrecognized prior service costs......................          647             --
Unrecognized transition obligation....................       16,156         17,106
                                                          ----------     ----------
Accrued postretirement benefit cost...................     ($ 7,060)        (5,453)
                                                          ==========     ==========

     Net postretirement benefit cost includes:

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                             1995           1994
                                                          ----------     ----------
Service cost..........................................     $    811            786
Interest cost.........................................        2,107          1,892
Actual return on plan assets..........................           --             --
Amortization of transition obligation.................          950            950
Net of other amortization and deferrals...............           --            138
                                                          ----------     ----------
Net periodic postretirement cost......................     $  3,868          3,766
                                                          ==========     ==========

     The following actuarial assumptions effect the determination of these amounts:

                                                             PLAN YEAR JANUARY 1,
                                                          ---------------------------
                                                             1995            1994
                                                          -----------     -----------
Expected long-term rate of return on assets...........            N/A             N/A
Weighted-average discount rate........................          7.25%           8.25%
Medical trend rates:
     Pre-65...........................................     13.3%-6.0%      13.8%-6.0%
     Post-65..........................................     12.5%-6.1%      13.0%-6.1%

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Shown below is the impact of a 1% increase in the medical trend rates (i.e., pre-65, 14.3% for 1995 grading down to 7.0% in 2002; post-65, 13.0%
grading down to 7.1% in 2027). This information is required disclosure under SFAS No. 106.

                                                  CURRENT
                                                   TREND        TREND +1%       % CHANGE
                                                 ----------     ----------     ----------
Aggregate of the service and interest
  components of net periodic postretirement
  health care benefit cost...................     $  2,703         2,816           4.2%
Accumulated postretirement benefit obligation
  for health care benefits...................     $ 26,653        28,145           5.6%

13. STOCK OPTIONS

     The 1992 Stock Option Program provides incentive and non-qualified stock options to certain key employees for up to 1,000,000 common shares of the Corporation. In addition, the 1992 Directors Stock Option Program provides for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 100,000 common shares of the Corporation have been reserved. Options under these 1992 Programs are not exercisable for at least six months from date of grant.

     Options continue to be outstanding under the 1982 Incentive Stock Option Plan and these options are fully exercisable.

     Options under these plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years, options granted as non-qualified stock options shall have terms established by the Compensation Committee of the Board and approved by the non-employee directors of the Board. Options are cancelable within defined periods of time based upon the reason for termination of employment.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument. The statement does, however, allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The Corporation anticipates continued use of APB No. 25 accounting upon implementation of Statement No. 123 for its fiscal year ended December 31, 1996.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     A summary of stock option activity for the years ended December 31, 1995, 1994 and 1993 follows:

                                                              SHARES
                                                     -------------------------        RANGE OF
                                                     AVAILABLE                      OPTION PRICE
                                                     FOR GRANT      OUTSTANDING      PER SHARE
                                                     ----------     ----------     --------------
Balance
  December 31, 1992..............................    1,117,329        793,644      $ 4.32 - 19.13
     Add'l shares Reserved.......................      551,360              0
     Canceled....................................      (26,879 )       (1,400)       4.32 - 14.32
     Exercised...................................            0        (88,749)       4.32 - 24.13
     Granted.....................................     (136,250 )      136,250       12.19 - 24.19
                                                     ----------     ----------     --------------
Balance
  December 31, 1993..............................    1,505,560        839,745        4.32 - 24.19
     Exercised...................................            0        (57,544)       4.32 - 24.13
     Granted.....................................      (73,590 )       73,590       23.25 - 23.50
                                                     ----------     ----------     --------------
Balance
  December 31, 1994..............................    1,431,970        855,791      $ 4.32 - 24.19
     Canceled....................................     (495,190 )            0
     Exercised...................................            0       (420,883)     $ 4.32 - 24.13
     Granted.....................................     (118,250 )      118,250       22.50 - 26.25
                                                     ----------     ----------     --------------
Balance
  December 31, 1995..............................      818,530        553,158      $ 4.32 - 24.19
                                                     ==========     ==========       ============

     The Employee Stock Purchase Plan provides full-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Of the 200,000 shares available under the Plan, there were 12,752 and 12,762 shares issued in 1995 and 1994, respectively.

14. PARENT COMPANY

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                                                                     DECEMBER 31,
                                                               -------------------------
                 CONDENSED BALANCE SHEETS                         1995           1994
                                                               ----------     ----------
ASSETS
Cash and due from banks....................................     $  4,866          4,145
Investment securities......................................        1,036         11,110
Loans to subsidiaries......................................      104,017         56,063
Investment in subsidiaries, at equity in underlying value
  of their net assets......................................      433,571        442,275
Goodwill...................................................          400            687
Other assets...............................................       10,363         24,052
                                                               ----------     ----------
                                                                $554,253        538,332
                                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities..............................     $ 11,372         15,013
Shareholders' equity.......................................      542,881        523,319
                                                               ----------     ----------
                                                                $554,253        538,332
                                                               ==========     ==========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
              CONDENSED STATEMENTS OF INCOME                      1995           1994           1993
                                                               ----------     ----------     ----------
Income:
  Cash dividends from subsidiaries.........................     $ 87,400         44,916         58,816
Other income...............................................       37,069         23,423         20,567
                                                               ----------     ----------     ----------
                                                                 124,469         68,339         79,383
Interest and other expenses................................       59,652         29,988         26,575
                                                               ----------     ----------     ----------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries.....................       64,817         38,351         52,808
Federal income tax (benefit)...............................        5,215         (4,103)        (1,903)
                                                               ----------     ----------     ----------
                                                                  59,602         42,454         54,711
Equity in undistributed income (loss) of subsidiaries,
  including extra-ordinary gain in 1995 of $5,599..........      (28,284)        28,895         13,921
                                                               ----------     ----------     ----------
Net income.................................................     $ 31,318         71,349         68,632
                                                               ==========     ==========     ==========

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
            CONDENSED STATEMENTS OF CASH FLOWS                    1995           1994           1993
                                                               ----------     ----------     ----------
Operating activities:
Net income.................................................     $ 31,318         71,349         68,632
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiaries.............       28,284        (28,895)       (13,921)
Provision for loan losses..................................        1,100             --             --
Other......................................................       12,190        (11,374)         6,515
                                                               ----------     ----------     ----------
Net cash provided by operating activities..................       72,892         31,080         61,226
                                                               ----------     ----------     ----------
Investing activities:
Proceeds from maturities of investment securities..........       10,262          3,544            428
Loans to subsidiaries......................................      (47,954)        (5,497)       (22,352)
Payments for investments in and advances to subsidiaries...           --        (11,000)            --
Repayments for investments in/advances to subsidiaries.....           --          1,171            411
Purchases of investment securities.........................         (196)          (993)        (6,045)
                                                               ----------     ----------     ----------
Net cash used by investing activities......................      (37,888)       (12,775)       (27,558)
                                                               ----------     ----------     ----------
Financing activities:
Cash dividends.............................................      (35,299)       (28,836)       (25,226)
Proceeds from exercise of stock options....................        3,285          3,890          1,371
Purchase of treasury shares................................       (2,269)           (93)          (601)
                                                               ----------     ----------     ----------
Net cash used by financing activities......................      (34,283)       (25,039)       (24,456)
                                                               ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents.......          721         (6,734)         9,212
Cash and cash equivalents at beginning of year.............        4,145         10,879          1,667
                                                               ----------     ----------     ----------
Cash and cash equivalents at end of year...................     $  4,866          4,145         10,879
                                                               ==========     ==========     ==========

15. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     Disclosures of fair value information about certain financial instruments, whether or not recognized in the consolidated balance sheets are provided as follows. Instruments for which quoted market prices are not available are valued based on estimates using present value or other valuation techniques whose results are

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

significantly affected by the assumptions used, including discount rates and future cash flows. Accordingly, the values so derived, in many cases, may not be indicative of amounts that could be realized in immediate settlement of the instrument. Also, certain financial instruments and all non-financial instruments are excluded from these disclosure requirements. For these and other reasons, the aggregate fair value amounts presented below are not intended to represent the underlying value of the Corporation.

     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

          Investment securities -- Fair values are based on quoted prices, or for certain fixed maturity securities not actively traded estimated values are obtained from independent pricing services.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                           1995                        1994
                                                 ------------------------     -----------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT         VALUE        AMOUNT         VALUE
                                                 ----------     ---------     ---------     ---------
Financial assets:
  Investment securities......................    $1,403,059     1,403,059     1,610,360     1,582,387
  Federal funds sold.........................        12,575        12,575        13,700        13,700
  Net loans..................................     3,723,526     3,704,374     3,652,055     3,552,350
  Cash and due from banks....................       287,671       287,671       238,073       238,073
  Accrued interest receivable................        35,584        35,584        38,001        38,001
Financial liabilities:
  Deposits...................................     4,501,925     4,514,823     4,541,457     4,506,477
  Securities sold under agreements to
     repurchase and other borrowings.........       486,958       486,809       612,624       605,418
  Accrued interest payable...................        16,252        16,252        10,321        10,321
Unrecognized financial instruments:
  Commitments to extend credit...............            --            --            --            --
  Standby letters of credit and financial
     guarantees written......................            --            --            --            --
  Loans sold with recourse...................            --            --            --            --

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

     The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Corporation uses the obligations as it does for on-balance-sheet instruments.

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

                                                                      DECEMBER 31,
                                                                 ----------------------
                                                                    1995         1994
                                                                 ----------     -------
Commitments to extend credit.................................    $1,015,723     943,919
                                                                  =========     =======
Standby letters of credit and financial guarantees written...    $   75,898      52,357
                                                                  =========     =======
Loans sold with recourse.....................................    $    1,702      16,356
                                                                  =========     =======

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $35,427 and $20,842 at December 31, 1995 and 1994, respectively, the remaining guarantees extend in varying amounts through 2020. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

17. EXTRAORDINARY GAIN AND UNUSUAL CHARGES

     During the fourth quarter, the Corporation recognized an extraordinary gain of $5,599, net of taxes of $3,015, from the sale of several apartment complexes formerly owned by a CIVISTA subsidiary.

     Other unusual charges included the following items: a) fees, expenses, and lost tax benefits of $16,214 and $5,025 in 1995 and 1994, respectively related to the acquisitions of CIVISTA in 1995 and Great Northern Financial Corporation in 1994; b) a 1995 expense of $2,199 related to an early retirement program; and
c) a reengineering plan that was implemented in 1995 to improve the overall operating effectiveness of the Corporation, improve productivity within the branch network and centralize operational functions previously handled by affiliate banks. The charges associated with this plan totaled $17,838 on a pre-tax basis, the components of which were as follows: $6,584 in adjustments to the value of buildings, equipment and other assets; $2,875 increase to reserves; $4,688 in severance costs; and $3,691 in consulting, sales training, and merchandising expenses consistent with the launch of FirstMerit's new retail emphasis. The severance charge relates to a management and employee staff reduction of approximately 400 people. The amount of severance remaining to be paid to employees terminated under the severance program was approximately $2 million at December 31, 1995.

18. CONTINGENCIES

     The nature of the Corporation's business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liabil of such pending matters would not have a material effect on the Corporation's financial condition or results of operations.

     During 1991, a law suit was filed in federal court against First National Bank of Ohio ("Bank"), a subsidiary of the Parent Company, alleging conversion and negligence in the deposit of funds. The suit sought compensatory damages against the Bank in the approximate amount of $7.3 million, plus punitive damages, interest, costs, attorney's fees and other relief. Additional lawsuits brought in state court by other claimants based on the same deposits have been stayed. Management, after consultation with legal counsel, believes that the possibility of a multiple recovery by both the federal court and state court plaintiffs is unlikely.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     During 1993, the federal court granted the Bank's motion for summary judgement. As a result, that suit was dismissed. The plaintiff in that suit subsequently filed a not of appeal. In August, 1995, the appellate court reversed the federal court's decision which had dismissed the lawsuit and then remanded the case to the federal court for further proceedings. The Corporation continues to believe that the Bank has meritorious defenses to all claims.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended December 31, 1995 and 1994 are summarized as follows:

                                                         QUARTERS
                                       --------------------------------------------
                                        FIRST       SECOND       THIRD      FOURTH
                                       --------     -------     -------     -------
                                       IN THOUSANDS (EXCEPT PER SHARE DATA)
Total interest income......... 1995    $102,866     104,793     104,801     104,167
                               ====    ========     =======     =======     =======
                               1994    $ 86,309      89,088      94,910     100,711
                               ====    ========     =======     =======     =======
Net interest income........... 1995    $ 58,507      57,709      59,285      60,193
                               ====    ========     =======     =======     =======
                               1994    $ 55,354      57,032      58,579      59,872
                               ====    ========     =======     =======     =======
Provision for possible loan
  losses...................... 1995    $  2,712       2,586       2,820      11,645
                               1994    $  1,381         889       1,198       1,156
                               ====    ========     =======     =======     =======
Income (loss) before federal
  income taxes................ 1995    $ 18,100      19,026      24,916      (5,373)
                               ====    ========     =======     =======     =======
                               1994    $ 25,733      25,659      25,333      26,734
                               ====    ========     =======     =======     =======
Extraordinary item, net of tax
  effect...................... 1995          --          --          --       5,599
                               ====    ========     =======     =======     =======
                               1994          --          --          --          --
                               ====    ========     =======     =======     =======
Net income.................... 1995    ($ 1,184)     12,664      16,649       3,189
                               ====    ========     =======     =======     =======
                               1994    $ 17,866      17,862      17,602      18,019
                               ====    ========     =======     =======     =======
Income (loss) per share before
  extraordinary item.......... 1995    ($  0.04)       0.38        0.50       (0.07)
                               ====    ========     =======     =======     =======
                               1994    $   0.54        0.54        0.52        0.54
                               ====    ========     =======     =======     =======
Extraordinary item, net of tax
  effect, per share........... 1995          --          --          --        0.17
                               ====    ========     =======     =======     =======
                               1994          --          --          --          --
                               ====    ========     =======     =======     =======
Net income per share.......... 1995    ($  0.04)       0.38        0.50        0.10
                               ====    ========     =======     =======     =======
                               1994    $   0.54        0.54        0.52        0.54
                               ====    ========     =======     =======     =======

20. SHAREHOLDER RIGHTS PLAN

     The Corporation has in effect a shareholder rights plan ("Plan"). The Plan provides that each share of Common Stock has one right attached. Under the Plan, the Rights would be distributed after either of the following events: (1) a person acquires 15% or more of the Common Stock of the Corporation, except if pursuant to a tender offer on terms determined by a majority of the Continuing Directors' to be fair; or (2) the commencement of a tender offer that would result in a change in the ownership of 15% or more of the Common Stock. After such an event, each Right would entitle the holder to purchase shares of Series A Preferred Stock of the Corporation. The Corporation may redeem the Rights for $0.01 per Right.

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

/s/  JOHN R. COCHRAN                      /s/  GARY J. ELEK
JOHN R. COCHRAN                           GARY J. ELEK
President and Chief                       Senior Vice President
Executive Officer                         and Treasurer

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMerit Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand, L.L.P.
Akron, Ohio
January 19, 1996

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

  AVERAGE CONSOLIDATED BALANCE SHEETS, FULLY-TAX EQUIVALENT INTEREST RATES AND
                             INTEREST DIFFERENTIAL

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                         1995                                1994                               1993
                            -------------------------------     ------------------------------     ------------------------------
                             AVERAGE                AVERAGE      AVERAGE               AVERAGE      AVERAGE               AVERAGE
                             BALANCE     INTEREST    RATE        BALANCE    INTEREST    RATE        BALANCE    INTEREST    RATE
                            ----------   --------   -------     ---------   --------   -------     ---------   --------   -------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Investment securities:
  U.S. Treasury securities
    and U.S. Government
    agency obligations
    (taxable).............  $1,218,604     75,759     6.22%     1,289,286     74,960     5.81%     1,036,122     65,535     6.33%
  Obligations of states
    and political
    subdivisions (tax-
    exempt)...............     122,244      9,369     7.66        145,199     11,011     7.58        140,550     11,694     8.32%
  Other securities........     106,176      7,077     6.67        190,239     11,981     6.30        326,538     20,338     6.23%
                            ----------   --------               ---------   --------               ---------   --------
      Total investment
        securities........   1,447,024     92,205     6.37      1,624,724     97,952     6.03      1,503,210     97,567     6.49%
Federal funds sold........      22,011      1,681     7.64         55,126      2,168     3.93        117,094      3,534     3.02%
Loans.....................   3,818,486    326,581     8.55      3,350,162    275,488     8.22      3,104,406    265,352     8.55%
Less allowance for
  possible loan losses....      37,923         --       --         36,040         --       --         33,709         --       --
                            ----------   --------               ---------   --------               ---------   --------
      Net loans...........   3,780,563    326,581     8.64      3,314,122    275,488     8.31      3,070,697    265,352     8.64%
                            ----------   --------               ---------   --------               ---------   --------
      Total earning
        assets............   5,249,598    420,467     8.01      4,993,972    375,608     7.52      4,691,001    366,453     7.81%
                                         --------                           --------                           --------
Cash and due from banks...     220,787                            204,513                            232,833
Other assets..............     184,426                            187,273                            190,020
                            ----------                          ---------                          ---------
      Total assets........  $5,654,811                          5,385,758                          5,113,854
                             =========                           ========                           ========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits:
  Demand -- non-interest
    bearing...............  $  725,287         --       --        666,469         --       --        642,830         --       --
  Demand -- interest
    bearing...............     426,608      9,202     2.16        460,994     10,429     2.26        434,773     10,567     2.43%
  Savings.................   1,514,374     38,438     2.54      1,710,909     43,372     2.54      1,664,407     46,471     2.79%
  Certificates and other
    time deposits.........   1,782,817     97,518     5.47      1,607,616     68,528     4.26      1,641,364     70,210     4.28%
                            ----------   --------               ---------   --------               ---------   --------
      Total deposits......   4,449,086    145,158     3.26      4,445,988    122,329     2.75      4,383,374    127,248     2.90%
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings....     609,247     35,775     5.87        374,351     17,853     4.77        198,586      7,901     3.98%
                            ----------   --------               ---------   --------               ---------   --------
      Total interest
        bearing
        liabilities.......   4,333,046    180,933     4.18      4,153,870    140,182     3.37      3,939,130    135,149     3.43%
                            ----------   --------               ---------   --------               ---------
Other liabilities.........      68,440                             50,559                             52,102
Shareholders' equity......     528,038                            514,860                            479,792
                            ----------                          ---------                          ---------
      Total liabilities
        and shareholders'
        equity............  $5,654,811                          5,385,758                          5,113,854
                             =========                           ========                           ========
Net yield on earning
  assets..................                239,534     4.56                   235,426     4.71                   231,304     4.93
                                          =======   =======                  =======   =======                  =======   =======
Interest rate spread......                            3.83                               4.15                               4.38
                                                    =======                            =======                            =======
Income on tax-exempt
  securities and loans....                  8,034                             10,454                             12,061
                                          =======                            =======                            =======

---------------

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Non-accrual loans have been included in the average balances.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see "Election of Directors" on pages 1 through 5 of FirstMerit's Proxy Statement dated February 28, 1996 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of FirstMerit appears in Part I of this report.

     Disclosures by FirstMerit with respect to compliance with Section 16(a) appear on page 5 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 5 through 21 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 22, and pages 1 through 5, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at pages 18 and 19 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements appear in Part II of this Report:

        Consolidated Balance Sheets

           December 31, 1995 and 1994

        Consolidated Statements of Income

           Years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Changes in Shareholders' Equity

           Years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows

           Years ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

           Years ended December 31, 1995, 1994 and 1993

        Management's Report

        Independent Auditors' Report

     (a)(2) Financial Statement Schedules

        All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this report.

     (a)(3) Management Contracts or Compensatory Plans or Arrangements (for remaining Exhibits, see the Exhibit Index which appears following the Signatures section of this report)

   CONTRACT, PLAN OR ARRANGEMENT               REFERENCE LOCATION
-----------------------------------    -----------------------------------
1982 Incentive Stock Option Plan of    Registration Statement on Form S-8
  FirstMerit Corporation               No. 33-7266, Exhibit 4.2
1992 Stock Option Program of           Form 10-K for fiscal year ended
  FirstMerit Corporation               December 31, 1991, Exhibit 10(c)
1985 FirstMerit Corporation Stock      Registration Statement on Form S-8
  Plan (CV)                            No. 33-57557, Exhibit 10(a)
1993 FirstMerit Corporation Stock      Registration Statement on Form S-8
  Plan (CV)                            No. 33-57557, Exhibit 10(b)
1992 Directors Stock Option Program    Form 10-K for fiscal year ended
                                       December 31, 1991, Exhibit 10(g)
FirstMerit Corporation Executive       Form 10-K for fiscal year ended
  Supplemental Retirement Plan         December 31, 1995, Exhibit 10(d)
Form of FirstMerit Corporation         Form 10-K for fiscal year ended
  Unfunded Supplemental Benefit        December 31, 1991, Exhibit 10(j)
  Plan
Directors' Deferral Fee Plan           Form 10-K for fiscal year ended
                                       December 31, 1995, Exhibit 10(f)
Form of Termination Agreement with     Form 10-K for fiscal year ended
  certain of the executive officers    December 31, 1992, Exhibit 10(m)
  of FirstMerit Corporation and its
  Subsidiaries
Membership Agreement of Scott A.       Form 10-K for fiscal year ended
  Lyons, Jr. with respect to the       December 31, 1991, Exhibit 10(q)
  FirstMerit Corporation Executive
  Supplemental Retirement Plan
Supplemental Pension Agreement of      Form 10-K for fiscal year ended
  John R. Macso                        December 31, 1991, Exhibit 10(r)
First Amendment to the FirstMerit      Form 10-K for fiscal year ended
  Corporation Unfunded Supplemental    December 31, 1994, Exhibit 10(v)
  Benefit Plan
FirstMerit Corporation Executive       Form 10-K for fiscal year ended
  Committee Life Insurance Program     December 31, 1994, Exhibit 10(w)
  Summary
Long Term Disability Plan              Form 10-K for fiscal year ended
                                       December 31, 1994, Exhibit 10(y)
Form of Director and Officer           Form 8-K/A filed April 27, 1995,
  Indemnification Agreement and        Exhibit 10(i)
  Form of Undertaking
Employment Agreement of John R.        Form 10-Q for fiscal quarter ended
  Cochran                              March 31, 1995, Exhibit 10(a)
Membership Agreement of John R.        Form 10-Q for fiscal quarter ended
  Cochran with respect to the          March 31, 1995, Exhibit 10(b)
  FirstMerit Corporation Executive
  Supplemental Retirement Plan
Stock Option Agreement of John R.      Form 10-Q for fiscal quarter ended
  Cochran dated March 1, 1995          March 31, 1995, Exhibit 10(c)
FirstMerit Corporation 1995            Form 10-Q for fiscal quarter ended
  Restricted Stock Plan                March 31, 1995, Exhibit 10(d)

   CONTRACT, PLAN OR ARRANGEMENT               REFERENCE LOCATION
-----------------------------------    -----------------------------------
Restricted Stock Award Agreement of    Form 10-Q for fiscal quarter ended
  John R. Cochran                      March 31, 1995, Exhibit 10(e)
Termination Agreement of John R.       Form 10-Q for fiscal quarter ended
  Cochran                              March 31, 1995, Exhibit 10(f)
Employment Agreement of Howard L.      Form 10-Q for fiscal quarter ended
  Flood                                September 30, 1995, Exhibit 10(a)
Addendum to Termination Agreement      Form 10-K for fiscal year ended
  of John R. Macso                     December 31, 1995, Exhibit 10(z)
FirstMerit Corporation Executive       Form 10-K for fiscal year ended
  Deferred Compensation Plan           December 31, 1995, Exhibit 10(aa)
FirstMerit Corporation Director        Form 10-K for fiscal year ended
  Deferred Compensation Plan           December 31, 1995, Exhibit 10(bb)
First Amendment to the 1992 Stock      Form 10-K for fiscal year ended
  Option Program                       December 31, 1995, Exhibit 10(cc)

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by FirstMerit during the fourth quarter of 1995.

(c) Exhibits

    See the Exhibit Index which appears following the Signatures section of this report.

(d) Financial Statements

     See subparagraph (a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 14th day of March, 1996.

                                            FirstMerit Corporation

                                            By:/s/ JOHN R. COCHRAN
                                              John R. Cochran, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 14th day of March, 1996 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

               SIGNATURE                                         TITLE
----------------------------------------  ---------------------------------------------------
  /s/ JOHN R. COCHRAN                     President and Chief Executive Officer
----------------------------------------  (Principal Executive Officer) and Director
  John R. Cochran
  /s/ GARY J. ELEK                        Senior Vice President and Treasurer
----------------------------------------  (Principal Financial Officer and
  Gary J. Elek                            Principal Accounting Officer)
  /s/ JOHN C. BLICKLE                     Director
----------------------------------------
  John C. Blickle
  /s/ ROBERT M. CARTER                    Director
----------------------------------------
  Robert M. Carter
  /s/ RICHARD A. CHENOWETH                Director
----------------------------------------
  Richard A. Chenoweth
  /s/ ELIZABETH A. DALTON                 Director
----------------------------------------
  Elizabeth A. Dalton
  /s/ HOWARD L. FLOOD                     Director
----------------------------------------
  Howard L. Flood
  /s/ TERRY L. HAINES                     Director
----------------------------------------
  Terry L. Haines
  /s/ CLIFFORD J. ISROFF                  Director
----------------------------------------
  Clifford J. Isroff
  /s/ PHILIP A. LLOYD                     Director
----------------------------------------
  Philip A. Lloyd, II
  /s/ ROBERT G. MERZWEILER                Director
----------------------------------------
  Robert G. Merzweiler
  /s/ STEPHEN E. MYERS                    Director
----------------------------------------
  Stephen E. Myers
  /s/ GILBERT H. NEAL                     Director
----------------------------------------
  Gilbert H. Neal
  /s/ ROGER T. READ                       Director
----------------------------------------
  Roger T. Read
  /s/ JUSTIN T. ROGERS, JR.               Director
----------------------------------------
  Justin T. Rogers, Jr.
  /s/ DEL SPITZER                         Director
----------------------------------------
  Del Spitzer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
----------
(3)(a)1      Amended and Restated Articles of Incorporation, as amended, of FirstMerit
             Corporation
(3)(b)2      Code of Regulations, as amended, of FirstMerit Corporation
(3)(c)3      Shareholders Rights Agreement dated October 21, 1993 between FirstMerit
             Corporation and First National Bank of Ohio
(4)          Description of Shares -- contained in Exhibit 3(a) above
(10)(a)4     1982 Incentive Stock Option Plan of FirstMerit Corporation
(10)(b)5     1992 Stock Option Program of FirstMerit Corporation
(10)(c)6     1992 Directors Stock Option Program
(10)(d)      FirstMerit Corporation Executive Supplemental Retirement Plan
(10)(e)7     Form of FirstMerit Corporation Unfunded Supplemental Benefit Plan
(10)(f)      Directors' Deferral Fee Plan
(10)(g)8     Form of Termination Agreement with certain of the executive officers of
             FirstMerit Corporation and its Subsidiaries
(10)(h)9     Membership Agreement of Scott A. Lyons, Jr. with respect to the FirstMerit
             Corporation Executive Supplemental Retirement Plan
(10)(i)10    Supplemental Pension Agreement of John R. Macso
(10)(j)11    1985 FirstMerit Corporation Stock Plan (CV)
(10)(k)12    1993 FirstMerit Corporation Stock Plan (CV)

---------------

 1 Incorporated by reference to Exhibit 3(i) of FirstMerit's Forms 8-K filed with the Commission on April 27, 1995.

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

 5 Incorporated by reference to Exhibit (10)(c) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

 6 Incorporated by reference to Exhibit (10)(g) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

 7 Incorporated by reference to Exhibit (10)(j) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

 8 Incorporated by reference to Exhibit (10)(m) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1992, filed with the Commission on March 15, 1993.

 9 Incorporated by reference to Exhibit (10)(q) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

10 Incorporated by reference to Exhibit (10)(r) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

11 Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form S-8 No.
   33-57557, filed with the Commission on February 1, 1995.

12 Incorporated by reference to Exhibit (10)(b) of FirstMerit's Form S-8 No.
   33-57557, filed with the Commission on February 1, 1995.

 EXHIBIT
  NUMBER
----------
(10)(l)13    First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan
(10)(m)14    FirstMerit Corporation Executive Committee Life Insurance Program Summary
(10)(n)15    Long Term Disability Plan
(10)(o)16    Form of Director and Officer Indemnification Agreement and Form of Undertaking
(10)(p)17    Distribution Agreement, by and among FirstMerit Corporation, First National Bank of Ohio and the Agents, dated April 27, 1995
(10)(q)18    Form of First National Bank of Ohio Global Bank Note (Fixed Rate)
(10)(r)19    Form of First National Bank of Ohio Global Bank Note (Floating Rate)
(10)(s)20    Employment Agreement of John R. Cochran
(10)(t)21    Membership Agreement of John R. Cochran with respect to the FirstMerit
             Corporation Executive Supplemental Retirement Plan
(10)(u)22    Stock Option Agreement of John R. Cochran dated March 1, 1995
(10)(v)23    FirstMerit Corporation 1995 Restricted Stock Plan
(10)(w)24    Restricted Stock Award Agreement of John R. Cochran
(10)(x)25    Termination Agreement of John R. Cochran
(10)(y)26    Employment Agreement of Howard L. Flood

---------------

13 Incorporated by reference to Exhibit (10)(v) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

14 Incorporated by reference to Exhibit (10)(w) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

15 Incorporated by reference to Exhibit (10)(x) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

16 Incorporated by reference to Exhibit (10)(i) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

17 Incorporated by reference to Exhibit (10)(ii) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

18 Incorporated by reference to Exhibit (10)(iii) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

19 Incorporated by reference to Exhibit (10)(iv) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

20 Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

21 Incorporated by reference to Exhibit (10)(b) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

22 Incorporated by reference to Exhibit (10)(c) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

23 Incorporated by reference to Exhibit (10)(d) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

24 Incorporated by reference to Exhibit (10)(e) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

25 Incorporated by reference to Exhibit (10)(f) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

26 Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form 10-Q for the fiscal quarter ended September 30, 1995, filed with the Commission on November 14, 1995.

 EXHIBIT
  NUMBER
----------
(10)(z)      Addendum to Termination Agreement of John R. Macso
(10)(aa)     FirstMerit Corporation Executive Deferred Compensation Plan
(10)(bb)     FirstMerit Corporation Director Deferred Compensation Plan
(10)(cc)     First Amendment to the 1992 Stock Option Program
(21)         Subsidiaries of FirstMerit Corporation
(23)         Consent of Coopers & Lybrand
(27)         Financial Data Schedule