Form 10-Q
period 1996-09-30
FIRSTMERIT CORP
filed 1996-11-13
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1996

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                       OUTSTANDING SHARES OF COMMON STOCK,
                            AS OF SEPTEMBER 30, 1996
                                   32,085,428

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

          Consolidated Balance Sheets as of September 30, 1996, December 31, 1995 and September 30, 1995

          Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1996 and 1995

          Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1995 and for the nine months ended September 30, 1996

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995

          Notes to Consolidated Financial Statements as of September 30, 1996, December 31, 1995, and September 30, 1995

          Management's Discussion and Analysis of Financial Conditions as of September 30, 1996, December 31, 1995 and September 30, 1995 and Results of Operations for the quarter and nine months ended September 30, 1996 and 1995 and for the year ended December 31, 1995.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------

                                                                                      (In thousands)
                                                               ---------------------------------------------------------
                                                                September 30,         December 31,        September 30,
                                                               ---------------------------------------------------------
                                                                     1996                 1995                 1995
------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                        $     1,284,216            1,403,059            1,339,087
Federal funds sold                                                     4,309               12,575                9,516
Loans less unearned income                                         3,872,175            3,770,366            3,883,579
Less allowance for possible loan losses                               46,607               46,840               38,673
                                                             ----------------------------------------------------------

    Net loans                                                      3,825,568            3,723,526            3,844,906
                                                             ----------------------------------------------------------

    Total earning assets                                           5,114,093            5,139,160            5,193,509
Cash and due from banks                                              242,794              287,671              240,879
Premises and equipment, net                                          104,725               94,158               92,689
Accrued interest receivable and other assets                          88,161               75,532               93,676
                                                             ----------------------------------------------------------

                                                             $     5,549,773            5,596,521            5,620,753
                                                             ==========================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                $       752,082              810,948              729,192
  Demand-interest bearing                                            446,941              432,409              412,332
  Savings                                                          1,367,527            1,454,876            1,475,968
  Certificates and other time deposits                             1,797,767            1,803,692            1,809,685
                                                             ----------------------------------------------------------

    Total deposits                                                 4,364,317            4,501,925            4,427,177
Securities sold under agreements to repurchase
  and other borrowings                                               588,729              486,958              590,420
                                                             ----------------------------------------------------------

    Total funds                                                    4,953,046            4,988,883            5,017,597
Accrued taxes, expenses, and other liabilities                        77,042               64,757               59,468
                                                             ----------------------------------------------------------

    Total liabilities                                              5,030,088            5,053,640            5,077,065
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                        -                    -                      -
  Common stock, without par value:
    authorized 80,000,000 shares; issued 33,706,020
    33,614,487 and 33,604,474 shares, respectively                   105,324              103,861              103,640
  Treasury stock, 1,620,592, 122,870 and 38,610 shares,
     respectively                                                    (44,919)              (2,963)                (781)
  Net unrealized holding gains (losses)
   on available for sale securities                                   (9,380)              (1,292)              (6,798)
  Retained earnings                                                  468,660              443,275              447,627
                                                             ----------------------------------------------------------

    Total shareholders' equity                                       519,685              542,881              543,688
                                                             ----------------------------------------------------------

                                                             $     5,549,773            5,596,521            5,620,753
                                                             ==========================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
---------------------------------------

(In thousands except ratios)

                                                                                           Quarters
                                                     ----------------------------------------------------------------------------
                                                                               1996                               1995
                                                     ----------------------------------------------------------------------------
                                                           3rd               2nd              1st            4th          3rd
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                            $     1,279,273         1,313,661        1,378,465      1,355,618     1,394,350
Federal funds sold                                         7,844            13,735           18,994         50,560        17,927
Loans less unearned income                             3,858,654         3,829,106        3,772,550      3,814,172     3,864,206
Less allowance for possible
  loan losses                                             47,476            48,151           47,428         39,199        38,228
                                                 ---------------------------------------------------  ------------- -------------

    Net loans                                          3,811,178         3,780,955        3,725,122      3,774,973     3,825,978
                                                 ---------------------------------------------------  ------------- -------------

    Total earning assets                               5,098,295         5,108,351        5,122,581      5,181,151     5,238,255
Cash and due from banks                                  202,548           217,967          232,183        221,632       216,342
Premises and equipment, net                              104,442           101,933           95,837         93,640        90,999
Accrued interest receivable
  and other assets                                        83,146            78,603           68,467         82,342        88,309
                                                 ---------------------------------------------------  ------------- -------------

                                                 $     5,488,431         5,506,854        5,519,068      5,578,765     5,633,905
                                                 ===================================================  ============= =============


LIABILITIES
Deposits:
  Demand-non-interest bearing                    $       747,318           768,507          737,626        755,008       725,235
  Demand-interest bearing                                448,771           453,118          434,377        421,000       415,810
  Savings                                              1,388,472         1,423,458        1,432,303      1,462,460     1,485,227
  Certificates and other time
    deposits                                           1,759,320         1,746,516        1,800,514      1,802,822     1,811,975
                                                 ---------------------------------------------------  ------------- -------------

    Total deposits                                     4,343,881         4,391,599        4,404,820      4,441,290     4,438,247
Securities sold under agreements to
  repurchase and other borrowings                        553,743           520,575          500,221        522,680       588,133
                                                 ---------------------------------------------------  ------------- -------------

    Total funds                                        4,897,624         4,912,174        4,905,041      4,963,970     5,026,380
Accrued taxes, expenses and
  other liabilities                                       65,973            65,567           76,894         74,314        70,054
                                                 ---------------------------------------------------  ------------- -------------

    Total liabilities                                  4,963,597         4,977,741        4,981,935      5,038,284     5,096,434
SHAREHOLDERS' EQUITY                                     524,834           529,113          537,133        540,481       537,471
                                                 ---------------------------------------------------  ------------- -------------

                                                 $     5,488,431         5,506,854        5,519,068      5,578,765     5,633,905
                                                 ===================================================  ============= =============


RATIOS
Net income as a percentage of:
    Average assets                                          0.97%             1.40%            1.40%          0.23%         1.17%
    Average shareholders' equity                           10.19%            14.61%           14.42%          2.34%        12.29%

FIRST MERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------

                                                                  (In thousands except per share data)
                                                     -----------------------------------------------------------
                                                             Quarters Ended                Nine Months Ended
                                                              September 30,                   September 30,
                                                         1996              1995           1996            1995
----------------------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans                          $    84,463          83,102         247,761         243,329
 Interest and dividends on securities:
  Taxable                                                 18,453          19,808          57,010          63,456
  Exempt from Federal income taxes                         1,297           1,596           3,962           4,882
 Interest on Federal funds sold                              149             295             641             793
                                                     ---------------------------      --------------------------
  Total interest income                                  104,362         104,801         309,374         312,460
                                                     ---------------------------      --------------------------
Interest expense:
 Interest on deposits:
  Demand-interest bearing                                  1,956           2,194           5,933           6,957
  Savings                                                  8,030           9,294          24,592          29,557
  Certificates and other time deposits                    23,599          25,653          71,541          72,154
 Interest on securities sold under agreements
  to repurchase and other borrowings                       6,849           8,375          19,485          28,291
                                                     ---------------------------      --------------------------
  Total interest expense                                  40,434          45,516         121,551         136,959
                                                     ---------------------------      --------------------------
  Net interest income                                     63,928          59,285         187,823         175,501
Provision for possible loan losses                         3,485           2,820           9,612           8,118
                                                     ---------------------------      --------------------------
  Net interest income after provision
   for possible loan losses                               60,443          56,465         178,211         167,383
                                                     ---------------------------      --------------------------
Other income:
 Trust department income                                   2,875           2,597           9,066           7,915
 Service charges on depositors' accounts                   6,275           5,044          17,750          15,188
 Credit card fees                                          3,011           2,412           8,498           6,871
 Securities gains                                             24             126             236             566
 Other operating income                                    5,633           7,873          19,585          22,278
                                                     ---------------------------      --------------------------
  Total other income                                      17,818          18,052          55,135          52,818
                                                     ---------------------------      --------------------------
                                                          78,261          74,517         233,346         220,201
                                                     ---------------------------      --------------------------
Other expenses:
 Salaries, wages, pension and employee benefits           22,869          23,978          70,802          77,969
 Net occupancy expense                                     4,387           4,318          13,009          12,438
 Equipment expense                                         3,066           3,135           9,313           9,522
 Other operating expense                                  28,104          18,170          62,891          58,230
                                                     ---------------------------      --------------------------
  Total other expenses                                    58,426          49,601         156,015         158,159
                                                     ---------------------------      --------------------------
  Income before Federal income taxes                      19,835          24,916          77,331          62,042
Federal income taxes                                       6,388           8,267          25,410          33,913
                                                     ---------------------------      --------------------------
  Net income                                         $    13,447          16,649          51,921          28,129
                                                     ===========================      ==========================
Per share data based on average number of
  shares outstanding:

Net income                                           $      0.42            0.50            1.59            0.84
                                                     ===========================      ==========================

  Dividends paid                                     $      0.27            0.25            0.81            0.75

Weighted average number of shares
  outstanding                                         32,365,409      33,563,711      32,807,050      33,447,352

FIRST MERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------

Year Ended December 31, 1995 and
Nine Months Ended September 30, 1996

                                                                                      (In Thousands)
                                                     ---------------------------------------------------------------------------
                                                                                  Net unrealized
                                                                                   holding gains
                                                                                    (losses) on                          Total
                                                       Common       Treasury      available for         Retained     Shareholders'
                                                       Stock         Stock        sale securities       Earnings        Equity
                                                     ---------     ---------     ----------------      ----------    -------------
Balance at December 31, 1994                          $100,576         (694)             (23,205)        446,642          523,319
  Net Income                                             --             --                   --           31,318           31,318
  Cash dividends ($1.02 per share)                       --             --                   --          (35,299)         (35,299)
  Stock options exercised                                3,285          --                   --             --              3,285
  Treasury shares purchased                              --          (2,269)                 --             --             (2,269)
  Market adjustment investment securities                --             --                21,913            --             21,913
  Acquisition adjustment of fiscal year                  --             --                   --              614              614
                                                     ---------     ---------     ----------------      ----------    -------------

Balance at December 31, 1995                           103,861       (2,963)              (1,292)        443,275          542,881
  Net Income                                             --             --                   --           51,921           51,921
  Cash dividends ($0.81 per share)                       --             --                   --          (26,536)         (26,536)
  Stock options exercised                                1,463          --                   --             --              1,463
  Treasury shares purchased                              --         (41,956)                 --             --            (41,956)
  Market adjustment investment securities                --             --                (8,088)           --             (8,088)
                                                     ---------     ---------     ----------------      ----------    -------------

Balance at September 30, 1996                         $105,324      (44,919)              (9,380)        468,660          519,685
                                                     =========     =========     ================      ==========    =============


FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1996 and 1995

(in thousands)

                                                                -------------------------
                                                                   1996          1995
                                                                -------------------------
Operating Activities
----------------------

Net Income                                                        $51,921         28,129
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                         9,612          8,118
  Provision for depreciation and amortization                       7,198          6,883
  Amortization of investment securities premiums, net               2,566          2,106
  Amortization of income for lease financing                       (9,565)        (5,036)
  Gains on sales of investment securities, net                       (236)          (566)
  Deferred federal income taxes                                     7,543          8,421
  Increase in interest receivable                                  (3,054)       (37,940)
  Decrease in interest payable                                     (1,290)       (10,339)
  Amortization of values ascribed to acquired intangibles           2,409          2,459
  Other increases (decreases)                                      (1,598)        75,203
                                                                ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          65,506         77,438
                                                                ------------------------
Investing Activities
----------------------
Dispositions of investment securities:
Available-for-sale-sales                                           42,654         96,627
Held-to-maturity-maturities                                           -          373,069
Available-for-sale-maturities                                     223,926        103,089
Purchases of investment securities held-to-maturity                   -          (49,519)
Purchases of investment securities available-for sale            (162,509)      (228,448)
Net decrease in federal funds sold                                  8,266          4,184
Net increase in loans and leases                                 (102,089)      (195,933)
Purchases of premises and equipment                               (19,347)       (20,079)
Sales of premises and equipment                                     1,582          3,730
                                                                ------------------------
NET CASH PROVIDED\(USED)BY INVESTING ACTIVITIES                    (7,517)        86,720
                                                                ------------------------
Financing Activities
----------------------
Net decreae in demand, NOW and savings deposits                  (131,683)      (223,967)
Net increase (decrease) in time deposits                           (5,925)       109,687
Net increase (decrease) in securities sold under repurchase
 agreements and other borrowings                                  101,771        (22,204)
Cash dividends                                                    (26,536)       (27,758)
Purchase of treasury shares                                       (41,956)           (87)
Proceeds from exercise of stock options                             1,463          2,977
                                                                ------------------------
NET CASH USED BY FINANCING ACTIVITIES                            (102,866)      (161,352)

Increase (decrease) in cash and cash equivalents                  (44,877)         2,806
Cash and cash equivalents at beginning of year                    287,671        238,073
                                                                ------------------------
Cash and cash equivalents at end of year                         $242,794        240,879
                                                                ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
----------------------------------------------------

Cash paid during the year for:
  Interest, net of amounts capitalized                            $69,250         72,396
  Income taxes                                                     15,462         12,562
                                                                ========================


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 1996, December 31, 1995
and September 30, 1995

1. FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiaries, First National Bank of Ohio, The Old Phoenix National Bank of Medina, EST National Bank, Citizens National Bank, Peoples National Bank, Peoples Bank, N.A. and FirstMerit Bank, N.A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, and FirstMerit Credit Life Insurance Company.

2. In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires debt and equity securities to be classified as held-to-maturity, available-for-sale, or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported as a net amount in a separate component of shareholders' equity. This statement was adopted by the Corporation during the first quarter of 1994. Effective December 31, 1995, the Corporation transferred all held-to-maturity investments to available-for-sale. This one-time reclassification was permitted by the Financial Accounting Standards Board to allow institutions to reassess the appropriateness of their designations of securities. The reclassification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

3. Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and illustrate the required impaired loan disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

4. Management believes that the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the September 30, 1996 statement of condition and the results of operations for the quarter and nine months ended September 30, 1996 and 1995.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                              Quarter ended September 30,   Year ended December 31,   Quarter ended September 30,
                                              ---------------------------- -------------------------- --------------------------
                                                           1996                       1995                       1995
                                              ---------------------------- -------------------------- --------------------------
                                               Average             Average Average            Average Average            Average
                                               Balance    Interest  Rate   Balance   Interest  Rate   Balance   Interest  Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                         $1,279,273   20,344  6.33%  1,447,024   92,205  6.37%  1,394,350   22,162  6.31%
Federal funds sold                                 7,844      149  7.56%     22,011    1,681  7.64%     17,927      295  6.53%
Loans, net of unearned income                  3,858,654   84,625  8.72%  3,818,486  326,581  8.55%  3,864,206   83,297  8.55%
  Less allowance for possible loan losses         47,476                     37,923                     38,228
                                              ----------  -------         ---------  -------         ---------  -------
    Net loans                                  3,811,178   84,625  8.83%  3,780,563  326,581  8.64%  3,825,978   83,297  8.64%
Cash and due from banks                          202,548       --    --     220,787       --    --     216,342       --    --
Other assets                                     187,588       --    --     184,426       --    --     179,308       --    --
                                              ----------  -------         ---------  -------         ---------  -------
  Total assets                                $5,488,431  105,118    --   5,654,811  420,467    --   5,633,905  105,754    --
                                              ==========  =======         =========  =======         =========  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                      $  747,318       --    --     725,287       --    --     725,235       --    --
  Demand-
    interest bearing                             448,771    1,956  1.73%    426,608    9,202  2.16%    415,810    2,194  2.09%
  Savings                                      1,388,472    8,030  2.30%  1,514,374   38,438  2.54%  1,485,227    9,294  2.48%
  Certificates and other time deposits         1,759,320   23,599  5.34%  1,782,817   97,518  5.47%  1,811,975   25,653  5.62%
                                              ----------  -------         ---------  -------         ---------  -------
    Total deposits                             4,343,881   33,585  3.08%  4,449,086  145,158  3.26%  4,438,247   37,141  3.32%
Federal funds purchased, securities sold
  under agreements to repurchase and             553,743    6,849  4.92%    609,247   35,775  5.87%    588,133    8,375  5.65%
  other borrowings
Other liabilities                                 65,973       --            68,440       --            70,054       --
Shareholders' equity                             524,834       --           528,038       --           537,471       --
                                              ----------  -------         ---------  -------         ---------  -------
  Total liabilities and shareholders' equity  $5,488,431   40,434    --   5,654,811  180,933    --   5,633,905   45,516    --
                                              ==========  =======         =========  =======  ====   =========  =======  ====
Total earning assets                          $5,098,295  105,118  8.20%  5,249,598  420,467  8.01%  5,238,255  105,754  8.01%
                                              ==========  =======         =========  =======  ====   =========  =======
Total interest bearing liabilities            $4,150,306   40,434  3.88%  4,333,046  180,933  4.18%  4,301,145   45,516  4.20%
                                              ==========  =======         =========  =======  ====   =========  =======
Net yield on earning assets                                64,684  5.05%             239,534  4.56%              60,238  4.56%
                                                          =======  ====              =======  ====              =======  ====
Interest rate spread                                               4.33%                      3.83%                      3.81%
                                                                   ====                       ====                       ====

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter ended September 30, 1996 was $13,447,000 compared to $16,649,000 for the same quarter one year ago. Included in the 1996 third quarter results was a one-time after-tax charge of $6,652,000 related to the recapitalization of the Savings Association Insurance Fund ("SAIF"). Excluding the SAIF assessment, the Corporation had record quarterly earnings of $20,099,000. For the third quarter of 1996, return on average equity was 15.24%, while return on average assets was 1.46%, excluding the SAIF assessment. The same profitability ratios for the third quarter last year were 12.29% and 1.17%, respectively.

         For the nine-month period ended September 30, 1996, net income was $51,921,000, or $58,573,000 without the SAIF charge, compared to $28,129,000 a year ago. Last year's nine-month earnings were impacted by an early retirement charge of $2,198,000 and an expense of $16,200,000 associated with the acquisition of The CIVISTA Corporation ("CIVISTA"). Return on average equity for the nine months ended September 30,1996 was 14.77%, and return on average assets was 1.42%, excluding the one-time SAIF assessment. The comparable ratios for the same period last year were 7.15% and 0.66%, respectively.

         Fully taxable equivalent ("FTE") net interest income for the third quarter was $64,684,000, a 7.4% increase over the same quarter last year. FTE net interest income for the current year-to-date period was $190,135,000 compared to $178,452,000 one year ago. The improvement in net interest income was due to higher net interest margins of 5.05% for the quarter and 4.97% for the year-to-date period. These ratios compare favorably to 4.56% for the third quarter last year and 4.52% for the nine months ended September 30, 1995.

         Other expenses totaled $58,426,000 for the quarter. When the SAIF charge is not considered, other expenses were $48,191,000, a decline of over 6% from last year's core operating expenses of $51,401,000. For comparative purposes, prior year core operating expenses exclude the FDIC Premium refund of $1,800,000 received in September 1995 . For the nine-month period, other expenses were $156,015,000, or $145,780,000 without the SAIF recapitalization expense, compared to 1995's year-to-date total of $158,159,000. Excluding the SAIF charge, the efficiency ratios of 57.46% for the quarter ended September 30, 1996 and 58.55% for the current year nine-month period, compared to last year's ratios of 62.58% and 67.29%, respectively, clearly demonstrate the Corporation's improved containment of operating expenses.

         Asset quality remained strong during the third quarter. Nonperforming assets were 0.28% of total loans and Other Real Estate compared to 0.44% at September 30, 1995. Net charge-offs to average loans, on an annualized basis, were 0.48% for the quarter ended September 30, 1996 and 0.15% for the same period last year. Although the quarter's net charge-off percentage remains low by industry standards, the increase can be primarily attributed to certain consumer portfolios (i.e., auto loans, auto leases, and credit card loans). The allowance for loan losses as a percentage of outstanding loans totaled 1.20% at September 30, 1996 compared to 1.00% one year ago.

         Earnings per share for the third quarter were $0.42, or $0.62 without the SAIF assessment, compared to $0.50 for the same quarter in 1995. For the nine months ended September 30, 1996, earnings per share were $1.59, or $1.79 excluding the SAIF charge, versus $0.84 for the prior year-to-date period. The components of change in per share income for the quarters and nine months ended September 30, 1996 and 1995 are summarized in the following table:


CHANGES IN EARNINGS PER SHARE
-----------------------------

                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                        1996/1995                     1996/1995
                                               -----------------------------------------------------------

Net income per share September 30,
1995                                                      $0.50                         0.84

Increases (decreases) due to:

Net interest income - taxable equivalent                   0.14                         0.37
Provision for possible loan losses                         (.02)                        (.04)
Other income                                                -                           0.07
Other expenses (excluding SAIF charge)                     0.04                         0.38
One-time SAIF assessment, net of tax                       (.20)                        (.20)
Federal income taxes - taxable
equivalent                                                 (.04)                        0.17

                                               -----------------------------------------------------------
Net change in net income per share                       $(0.08)                        0.75
                                               -----------------------------------------------------------

Net income per share September 30, 1996                   $0.42                        $1.59
                                               ===========================================================
Net income per share September 30, 1996
(excluding SAIF charge)                                   $0.62                        $1.79
                                               ===========================================================


NET INTEREST INCOME

         Net interest income, the Corporation's principal source of earnings, is the difference between the interest income generated by earning assets (primarily loans and investment securities) and the total interest paid on interest bearing funds (primarily deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent ("FTE") basis, to provide a comparison among types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

         Net interest income FTE for the quarter ended September 30, 1996 was $64,684,000 compared to $60,238,000 for the same period one year ago, an increase of $4,446,000 or 7.4%. Even though deposits, borrowings and earning asset outstandings all decreased during the quarter compared with the same quarter last year, FTE net interest income rose because rates paid on customer deposits and other borrowings fell while earning asset yields improved. Specifically, the rate paid on interest bearing liabilities declined 32 basis points from 4.20% during the third quarter last year to 3.88% this year. Conversely, the yield recorded on earning assets increased 19 basis points from 8.01% in the prior year to the 1996 third quarter yield of 8.20%. In summary, the combination of paying lower interest on deposits and borrowings and earning a better return on invested assets had a very favorable effect on net interest income and the net interest margin. The improvement in the earning asset yield occurred because of an improved mix of higher yielding commercial and consumer loans. In more detail, on the earning asset side, the largest balance decline occurred in the investment security portfolio. The drop in investment balances, which decreased net interest income by $1,830,000, was partially offset by higher yields earned on loans that increased net interest income by $1,450,000. With regard to interest bearing liabilities, the largest contributors to less interest expense were lower rates paid on customer CDs and other borrowings which decreased interest expense by $1,348,000 and $1,101,000, respectively.

         For the nine months ended September 30, 1996, FTE net interest income totaled $190,135,000, up 6.5% from the $178,452,000 reported during the same period last year. Similar to the situation described for the quarterly periods, year-to-date net interest income improved because the drop in interest expense, caused almost equally by declining balances and lower cost of funds, outpaced the drop in interest income caused by lower earning asset outstandings. Even though there were fewer earning assets, the improvement in their yield offset the decline in interest income by $3,767,000.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                           Quarters ended                             Nine Months Ended
                                           Septmeber 30,                              September 30,
                                           1996 and 1995                              1996 and 1995
                                           -------------                              -------------
                                        Increase (Decrease)                      Increase (Decrease)
                                       Interest Income/Expense                 Interest Income/Expense

                                         Volume     Yield Rate     Total       Volume     Yield Rate     Total
                                       ---------------------------------------------------------------------------
INTEREST INCOME
Investment Securities                     $(1,830)          12      (1,818)      (7,330)        (530)     (7,860)
Loans                                        (122)       1,450       1,328          (81)       4,378       4,297
Federal funds sold                           (192)          46        (146)         (41)         (81)       (122)
                                       ---------------------------------------------------------------------------
   Total interest income                  $(2,144)       1,508        (636)      (7,452)       3,767      (3,685)

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing                     144         (382)       (238)         238       (1,262)     (1,024)
  Savings                                    (560)        (704)     (1,264)      (2,038)      (2,927)     (4,965)
  Certificates and other
     time deposits                           (706)      (1,348)     (2,054)        (296)        (317)       (613)
  Federal Funds Purchased,
   REPOs & other borrowings                  (425)      (1,101)     (1,526)      (4,301)      (4,441)     (8,742)
                                       ---------------------------------------------------------------------------
   Total interest expense                 $(1,547)      (3,535)     (5,082)      (6,397)      (8,947)    (15,344)
                                       ---------------------------------------------------------------------------

Net interest income                         $(597)       5,043       4,446       (1,055)      12,714      11,659
                                       ===========================================================================



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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                     Quarters Ended                     NIne Months Ended
                                                     September 30,                        September 30,
                                           ------------------------------------------------------------------------

                                                      1996              1995              1996              1995
                                           -----------------------------------  -----------------------------------
Net interest income per
  financial statements                              $63,928            59,285            187,823           175,501
Tax equivalent adjustment                               756               953              2,312             2,951
                                           -----------------------------------  -----------------------------------
Net interest income - FTE                           $64,684            60,238            190,135           178,452
                                           ===================================  ===================================

Average earning assets                           $5,098,295         5,238,255          5,109,442         5,276,243
                                           ===================================  ===================================

Net interest margin                                    5.05%             4.56%              4.97%             4.52%
                                           ===================================  ===================================

         Average loans outstanding for the quarter ended September 30, 1996 were $3,858,654,000 down slightly from $3,864,206,000 for the same quarter last year. The minimal decline occurred because loan sales, securitizations, and repayments over the last twelve months outpaced steady loan demand. Similarly, for the nine months ended September 30, 1996, average loan outstandings totaled $3,819,979,000 compared to $3,821,218,000 for the prior year. Average outstanding loans for the quarter and nine-month periods equaled 75.7% and 74.8% of average earning assets, respectively.

         Average certificates and other time deposits totaled $1,759,320 for the quarter ended September 30, 1996, down 2.9% from $1,811,975 at September 30, 1995. Overall, the ratio of each average deposit and borrowed fund category to total interest bearing funds changed very little during the last twelve months. Specifically, the following percentage changes in the deposit and borrowed funds portfolios took place: average certificates and other time deposits decreased from 36.0% of total interest bearing funds for the quarter ended September 30, 1995 to 35.9% for the 1996 third quarter; average savings deposits decreased from 29.5% of interest bearing funds for the third quarter last year to 28.3% for the same 1996 three-month period; average interest bearing deposits decreased from 73.9% of interest bearing funds for the quarter ended September 30, 1995 to 73.4% for the 1996 third quarter; and other borrowings decreased from 11.7% of total interest bearing funds for the 1995 third quarter to 11.3% for the three months ended September 30, 1996.

         During the third quarter 1996, interest bearing liabilities funded 81.4% of average earning assets compared to 82.1% one year ago. The decline in use of interest bearing liabilities as a loan and investment security funding source helped reduce the cost of funds thereby improving the net interest margin.

OTHER INCOME

         Other income for the quarter ended September 30, 1996 was $17,818,000, down slightly from $18,052,000 earned during the same period last year. The decline was due to minimal mortgage loan sale activity during the 1996 third quarter. For the nine-month period, other income totaled $55,135,000 compared to $52,818,000 a year ago.

         Trust department income for the third quarter was $2,875,000 or 10.7% higher than the $2,597,000 earned one year ago. Service charges on depositors' accounts increased 24.4% to $6,275,000 from $5,044,000 for last year's third quarter. Credit card fees increased 24.8% to $3,011,000 for the quarter compared to $2,412,000 for the three months ended September 30, 1995. In total, these components of other income increased $2,108,000 or 21.0% compared to the same quarter one year ago. Offsetting these increases was a decline in gains on sales of securities of $102,000 and a drop in other operating income of $2,240,000. The decline in other operating income was due to very little mortgage loan sale activity during the 1996 third quarter. That is, gains on sales of mortgage loans for the 1996 third quarter totaled $101,000 compared to $1,652,000 for the same quarter last year, a drop of $1,551,000.

           For the nine months ended September 30, 1996, compared to the same period last year, trust department income increased 14.5% to $9,066,000, service charges on depositors' accounts increased 16.9% to $17,750,000, and credit card fees increased 23.7% to $8,498,000.

         Excluding the decrease in gains on sales of loans and investment securities, the Corporation's increase in other income for the current year periods reflects the successful implementation of a comprehensive study began last year to examine new sources of non-interest ("other") income as well as the current pricing of existing products and services. Other income is especially important to banks as it provides a source of revenues not sensitive to the interest rate environment. Implementation of the study's remaining income recommendations is continuing and expected to be materially completed by year end 1996. The timing of loan and securities sales, and the related gains or losses, is influenced by changes in market interest rates, loan demand, and deposit withdrawals.


OTHER EXPENSES

         Other expenses, excluding the pre-tax SAIF assessment of $10,235,000 were $48,191,000 for the third quarter, a decline of $3,210,000 or 6.2%, over the $51,401,000 of core other expenses recorded last year. As stated in the RESULTS OF OPERATIONS section, for comparative purposes, 1995 core other expenses exclude the FDIC Premium refund of $1,800,000 received in September 1995. For the 1996 nine-month period, other expenses totaled $145,780,000 without the SAIF charge, versus $158,159,000 a year ago. Included in the prior year-to-date other expenses were costs of $5,850,000 representing fees paid to financial advisors and severance payments to certain individuals associated with the Corporation's January 1995 acquisition of CIVISTA.

         Excluding the one-time SAIF recapitalization expense, the efficiency ratios for the third quarter and year-to-date periods were 57.46% and 58.55%, respectively, compared to 62.58% for the 1995 third quarter and 67.29% for the nine months ended September 30, 1995. The lower operating costs and related improvement in the efficiency ratios are a continued result of the restructuring program implemented last year. The Corporation is committed to keeping other expenses under control and comparable to peer results.

         Salaries, wages, pension and employee benefits, the largest component of other expenses, decreased 4.6% to $22,869,000. For the nine-month period, salaries, wages, pension and employee benefits dropped 9.2% to $70,802,000. The decline in personnel costs was attributable to staff reductions implemented as part of the previously mentioned restructuring program, as well as the CIVISTA acquisition severance payments made in the first quarter last year.


FINANCIAL CONDITIONS

INVESTMENT SECURITIES

         To comply with SFAS #115, in 1994, the Corporation placed its core investment portfolio in held-to-maturity and its remaining investments into available-for-sale. Effective December 31, 1995, the Corporation transferred all held-to-maturity investments to available-for-sale. This one-time reclassification was permitted by the Financial Accounting Standards Board to allow institutions to reassess the appropriateness of their designations of securities. The reclassification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available-for-sale are as follows:

                                                               September 30, 1996
                                                               ------------------
                                                                Gross            Gross
                                              Book           Unrealized       Unrealized          Market
                                              Value             Gains           Losses             Value
                                         ----------------  ---------------- ----------------  ----------------
U.S. Treasury securities
  and U.S. Government  agency
  obligations                                   $775,860               903           12,405           764,360
Obligations of state and
  political subdivisions                         103,294               872              672           103,495
Mortgage-backed securities                       331,109             2,060            5,468           327,699
Other securities                                  88,383             1,185              905            88,662
                                         ----------------  ---------------- ----------------  ----------------
                                              $1,298,646             5,020           19,450         1,284,216
                                         ================  ================ ================  ================

                                                                              Book Value       Market Value
                                                                            ----------------  ----------------
Due in one year or less                                                            $150,345           150,556
Due after one year through five years                                               423,404           420,827
Due after five years through ten years                                              135,472           133,353
Due after ten years                                                                 589,425           579,480
                                                                            ----------------  ----------------
                                                                                 $1,298,646         1,284,216
                                                                            ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 1996, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $702,121,000 at September 30, 1996, $741,185,000 at December 31,
1995 and $712,875,000 at September 30, 1995.

         Securities with remaining maturities over five years reflected in the foregoing schedule consist of mortgage and asset backed securities. These securities are purchased within an overall strategy to maximize future earnings taking into account an acceptable level of interest rate risk. While the maturities of these mortgage and asset backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer term investments.

LOANS

         Total loans outstanding at September 30, 1996 amounted to $3,872,175,000 compared to $3,770,366,000 at December 31, 1995 and $3,883,579 at
September 30, 1995. Although loan demand has been steady, loan sales, securitizations, and repayments have mitigated the growth. The loan to funds ratio, a measure of the Corporation's liquidity, equaled 78.2% at September 30, 1996 compared to 75.6% at December 31, 1995 and 77.4% at September 30, 1995.


ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate loans) amounted to $10,751,000 at September 30, 1996 or 0.28% of total loans outstanding. At December 31, 1995, nonperforming assets totaled $13,898,000 or 0.37% of outstanding loans compared to $16,947,000 or 0.44% of outstanding loans at September 30, 1995. Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and illustrate the required impaired loan disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.


                                                                       (Dollars in thousands)

                                                   September 30,         December 31,          September 30,
                                                       1996                  1995                  1995
                                                 ------------------  ----------------------  ------------------
Impaired Loans:
     Non-accrual                                             9,363                   7,373                 N/A
     Restructured                                               93                   1,548                 N/A
---------------------------------------------------------------------------------------------------------------
        Total impaired loans                                 9,456                   8,921                 N/A
                                                 ------------------  ----------------------  ------------------
Other Loans:
     Non-accrual                                               916                   3,918                 N/A
     Restructured                                              ---                     ---                 N/A
---------------------------------------------------------------------------------------------------------------
        Total other nonperforming loans                        916                   3,918                 N/A
---------------------------------------------------------------------------------------------------------------
        Total nonperforming loans                           10,372                  12,839              13,935
---------------------------------------------------------------------------------------------------------------
Other real estate owned                                        379                   1,059               3,012
                                                 ------------------  ----------------------  ------------------
     Total nonperforming assets                             10,751                  13,898              16,947
===============================================================================================================
Loans past due 90 days or more
     accruing interest                                       9,015                   7,252               4,457
===============================================================================================================
Total nonperforming assets as a
     percent of total loans                                  0.28%                   0.37%               0.44%
===============================================================================================================

N/A = Not Available


         There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the State of Ohio.



ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at September 30, 1996 totaled $46,607,000 or 1.20% of total loans outstanding compared to $46,840,000 or 1.24% and $38,673,000 or 1.00% at December 31, 1995 and September 30, 1995,
respectively.



                                                               (Dollars in thousands)

                                              September 30,            December 31,           September 30,
                                                  1996                    1995                    1995
                                      ---------------------  -----------------------  ---------------------
Balance at beginning of year                       $46,840                   35,834                 35,834
Provision charged to
    operating expenses                               9,612                   19,763                  8,118
Loans charged off                                   14,232                   12,925                  8,436
Recoveries on loans
    previously charged off                           4,387                    4,168                  3,157
                                      ---------------------  -----------------------  ---------------------
                                                   $46,607                   46,840                 38,673
                                      =====================  =======================  =====================

Net charge offs as a percent
    of average loans                                 0.34%                    0.23%                  0.18%

Allowance for possible loan losses:

As a percent of loans
    outstanding at end of
    period                                           1.20%                    1.24%                  1.00%
As a multiple of net
    charge offs                                      3.54X                    5.35X                  5.48X


         The Corporation's Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation's objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.


DEPOSITS

         The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.


                                                              (Dollars in Thousands)

                                                               Nine months and year ended
                                   --------------------------------------------------------------------------------
                                       September 30, 1996          December 31, 1995         September 30, 1995
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
Demand Deposits -
  non-interest bearing                   $742,724       -            725,287       -            710,560       -

Demand Deposits -
  interest bearing                        445,503     1.78%          426,608      2.16%         427,657      2.17%

Savings Deposits                        1,414,649     2.32%        1,514,374      2.54%       1,531,868      2.58%

Certificates and other
  time deposits                         1,768,748     5.40%        1,782,817      5.47%       1,776,074      5.43%
                                   ---------------             --------------             --------------
                                       $4,371,624     3.12%        4,449,086      3.26%       4,446,159      3.27%
                                   ===============             ==============             ==============


         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of September 30, 1996 by time remaining until maturity.

                                                                   Amount
Maturing in:
Under 3 months                                                     $134,342
3 to 12 months                                                       93,799
Over 12 months                                                       40,602
                                                              -------------
                                                                   $268,743
                                                              =============

CAPITAL RESOURCES

         Shareholders' equity at September 30, 1996 totaled $519,685,000 compared to $542,881,000 at December 31, 1995 and $543,688,000 at September 30, 1995.

The following table reflects the various measures of capital:

                                         As of                           As of                       As of
                                      September 30,                   December 31,                September 30,
                                         1996                             1995                        1995
(In thousands)
Total equity                            519,685       9.36%        542,881       9.70%         543,688       9.67%

Common equity                           519,685       9.36%        542,881       9.70%         543,688       9.67%

Tangible common equity (a)              515,078       9.29%        536,934       9.60%         528,275       9.42%

Tier 1 capital (b)                      521,033      12.33%        538,032      14.53%         543,333      14.46%

Total risk-based capital (c)            567,640      13.44%        584,872      15.80%         582,006      15.48%

Leverage (d)                            521,033       9.51%        538,032       9.66%         543,333       9.66%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 1996 the Corporation's risk-based capital equaled 13.44% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $.27 paid in the third quarter has an indicated annual rate of $1.08 per share.

         The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (A)      EXHIBITS

                  27       Financial Data Schedule


         (B)      FORM 8-K

                  On July 19, 1996, FirstMerit Corporation filed a Form 8-K to report its Amended and Restated Shareholders Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             FIRSTMERIT CORPORATION



                             By: /s/Jack R. Gravo
                                -------------------------------------------
                                Jack R. Gravo, Executive Vice President/Finance
                                  & Administration





DATE:  November 13, 1996