Form 10-K
period 1996-12-31
FIRSTMERIT CORP
filed 1997-02-25
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1339938
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

    III CASCADE PLAZA, AKRON, OHIO        44308-1444       (330) 996-6300
--------------------------------------    ------------    -------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1997: $1,093,842,488.

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1996: 31,910,209 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated February 26, 1997, in Part III.

                                     PART I

ITEM 1. BUSINESS

     Registrant, FirstMerit Corporation ("FirstMerit" or the "Corporation"), is a multi-bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended. The executive offices of FirstMerit are located in Akron, Ohio.

     FirstMerit is the sole shareholder of each of the following entities: First National Bank of Ohio, a national banking association, Akron, Ohio ("First National"), The Old Phoenix National Bank of Medina, a national banking association, Medina, Ohio ("Old Phoenix"), EST National Bank, a national banking association, Elyria, Ohio ("EST"), Peoples National Bank, a national banking association, Wooster, Ohio ("Peoples Bank"), Citizens National Bank, a national banking association, Canton, Ohio ("Citizens"), Peoples Bank, N.A., Ashtabula, Ohio, a national banking association, Ashtabula, Ohio ("Peoples N.A."), (collectively, the "Banks"), FirstMerit Credit Life Insurance Company, an Arizona corporation ("FirstMerit Insurance"), FirstMerit Community Development Corporation ("FirstMerit CDC"), Citizens Investment Corporation, an Ohio corporation, and Citizens Savings Corporation of Stark County, an Ohio corporation (all, collectively, the "Subsidiaries").

     FirstMerit is in the process of merging the Banks under a single charter. It is currently contemplated that this process will be completed in 1998. The resulting institution will be First National.

     In 1996, FirstMerit Trust Company, N.A., a national trust company, Naples, Florida ("FirstMerit Trust"), expanded its charter and converted from a national trust company to a national bank. Subsequently, FirstMerit Bank, FSB, a federal savings association, Clearwater, Florida ("FirstMerit FSB"), was merged with FirstMerit Trust under the name FirstMerit Bank, N.A. On December 31, 1996, FirstMerit Bank N.A. was sold to the SouthTrust Corporation of Birmingham, Alabama.

     Although principally a regional banking organization, FirstMerit through the Subsidiaries provides a wide range of banking, fiduciary, financial and investment services to corporate, institutional and individual customers throughout northern Ohio, including Ashtabula, Cuyahoga, Erie, Geauga, Lake, Lorain, Medina, Portage, Stark, Summit and Wayne Counties. FirstMerit directs the overall policies, including lending practices, and financial resources of the Subsidiaries, but most day-to-day affairs of Subsidiaries are managed by their own officers and directors, some of whom are also officers and directors of FirstMerit. In addition to the customary services of accepting funds for deposit and making loans, the Banks provide a wide range of specialized services tailored to specific markets, including personal and corporate trust services, personal financial services, cash management services and international banking services. FirstMerit's non-banking direct and indirect subsidiaries provide insurance sales services, reinsurance of credit life and accident and health insurance on loans made by the Banks, securities brokerage services, personal property and equipment lease financing and other financial services. FirstMerit has recently reactivated the health and life insurance license of one of its indirect subsidiaries.

     At February 1, 1997, FirstMerit's Subsidiaries operated 128 full service banking offices, and had 161 automated teller machines, located in 11 counties in the State of Ohio, and employed approximately 2,330 full- and part-time employees.

     Presented in the following schedule is further specific information concerning each of the financial institution Subsidiaries of FirstMerit as of February 1, 1997:

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION        ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
First National      Stark, Summit           1947         Commercial bank       12/31/81          Federal           58
  Bank of Ohio      Cuyahoga, Lake                       with trust
                    and Portage                          services
The Old Phoenix     Medina                  1873         Commercial bank       12/31/81          Federal           15
  National Bank                                          with trust
  of Medina                                              services
EST National        Lorain, Cuyahoga        1901         Commercial bank       12/12/83          Federal           19
  Bank              and Erie                             with trust
                                                         services

                                                                                                                 NUMBER
   SUBSIDIARY         COUNTIES OF         DATE OF                              DATE OF                             OF
  INSTITUTION          OPERATION        ORGANIZATION         BUSINESS        AFFILIATION     TYPE OF CHARTER     OFFICES
----------------    ----------------    ------------     ----------------    -----------     ----------------    ------
Peoples National    Wayne                   1892         Commercial bank       10/26/88          Federal            5
  Bank                                                   with trust
                                                         services
Citizens            Stark                   1933         Commercial bank        3/21/89          Federal           18
  National Bank                                          with trust
                                                         services
Peoples Bank,       Ashtabula,              1890         Commercial bank        9/30/90          Federal           15
  N.A.              Geauga and Lake                      with trust
                                                         services

SUBSIDIARY OPERATIONS

     Each Bank is engaged in commercial banking in its respective geographical market. Commercial banking includes the acceptance of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. Other services include automated banking programs, credit cards, the rental of safe deposit boxes, letters of credit, leasing, discount brokerage and credit life insurance. The Banks also operate trust departments which offer estate and trust services. Each Bank offers its services primarily to consumers and small and medium size businesses in its respective geographic market. None of the Banks are engaged in lending outside the continental United States. None of the Banks are dependent upon any one significant customer or a specific industry.

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

     The Banks in 1995 jointly organized and capitalized FirstMerit Mortgage Corporation ("FirstMerit Mortgage"), which is located in Canton, Ohio, in offices owned by Citizens. FirstMerit Mortgage is engaged in the business of originating residential mortgage loans and providing mortgage loan servicing for itself, the Banks and third parties.

     First National is the parent corporation of two wholly-owned Ohio corporations organized in 1993, FirstMerit Leasing Company ("FirstMerit Leasing") and FirstMerit Securities, Inc. ("FirstMerit Securities"). FirstMerit Leasing primarily provides equipment lease financing and related services, while FirstMerit Securities primarily provides discount brokerage services to customers of First National and other Subsidiaries.

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

COMPETITION

     The financial services industry is highly competitive. FirstMerit and its Subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries' primary financial institution competitors include Bank One, National City Bank, KeyBank, Star Bank and The Fifth Third Bank. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure has intensified due to interstate banking which became permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

REGULATION AND SUPERVISION

     FirstMerit is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are subject to regulation by the Federal Reserve. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary banks. The BHCA requires the prior approval of the Federal Reserve in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already majority-owned by it, or to merge or consolidate with any other bank holding company.

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

SUMMARY RESULTS OF OPERATIONS

     As of December 31, 1996, FirstMerit's consolidated total assets were $5,227,980,000. Earnings for FirstMerit in 1996 were $70,940,000, or $2.18 per share, compared with $31,318,000, or $0.94 per share, for the year ended December 31, 1995. The earnings reported for 1996 were impacted by the Savings Association Insurance Fund (SAIF) recapitalization charge of $6,652,000, recorded September 30, 1996. Excluding the SAIF charge, earnings were $77,592,000, or $2.38 per share. As reported last year, net income for 1995 included expenses of $2,198,000 related to an early retirement program, costs of $16,214,000 associated with the acquisition of The CIVISTA Corporation ("CIVISTA"), $11,596,000 of re-engineering charges and an extraordinary gain of $5,599,000 from the sale of several apartment complexes formerly owned by a subsidiary of CIVISTA. Excluding the unusual charges in 1995, earnings would have been $61,326,000, or $1.83 per share. Total cash dividends paid to shareholders for the entire year were $1.10, an increase of $0.08 per share over the previously stated annual payments of $1.02.

     On a fully-tax equivalent basis, net interest income was $254,015,000, up 6% from last year. The improved net interest margin of 4.98% compared to 4.56% in 1995 was primarily responsible for the rise in net interest income. Other income for the year was $82,496,000, an increase of $13,979,000 or 20% over the prior year. Included in 1996 other income were net proceeds of $13,210,000 from sales of affiliate branches and $490,000 from the sale of FirstMerit Bank, N.A. in Clearwater, Florida. Higher trust income, service charges on depositors' accounts, and credit card fees also contributed to the improvement in other income. Other expenses were $209,702,000 compared to $227,779,000 in 1995. Included in the 1996 figure is the previously mentioned pre-tax SAIF assessment of $10,235,000. Other expenses for 1995 included portions of the early retirement, CIVISTA acquisition, and re-engineering charges totaling $22,404,000 on a pre-tax basis.

     During 1996, the Corporation recorded a provision for possible loan losses of $17,751,000, a ten percent reduction from last year's provision of $19,763,000. The provisions in both years address the continuing shift in FirstMerit's loan portfolio from residential mortgages into commercial and consumer loans, which historically have higher loss rates. Nonperforming assets were 0.29% of total loans and other real estate compared to 0.37% one year ago. The allowance for loan losses as a percentage of outstanding loans was 1.35% at December 31, 1996 and 1.24% at December 31, 1995.

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

FIRST NATIONAL BANK OF OHIO

     The principal executive offices of First National are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by First National. First National is the principal tenant of the building occupying approximately one-half of a total of 215,000 square feet of the building, with the remaining portion leased to tenants unrelated to First National. The properties occupied by 30 of First National's other branches are owned by First National, while the properties occupied by its remaining 27 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by First National. First National also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 First National completed major renovations to its main office building. First National renovated all space which it occupies in the building, as well as all public areas.

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

EST NATIONAL BANK

     The principal executive offices of EST are located in its main office building at 105 Court Street, Elyria, Ohio, which is owned by EST. EST occupies approximately one-half of the total available space in the building. EST owns the land and buildings occupied by 13 of its banking offices. The remaining five banking offices are the subject of lease obligations with various lessors and varying lease terms and expiration dates. EST also has automated teller machines and on-line teller terminals. The computer operations of EST are provided through FirstMerit.

PEOPLES NATIONAL BANK

     The principal executive offices of Peoples Bank are located in its main office building at 121 North Market Street, Wooster, Ohio, which is owned by Peoples Bank. The properties occupied by two of Peoples Bank branches are owned by Peoples Bank, while the properties occupied by its remaining two branches are leased at various expiration dates. No mortgage debt exists on the above property owned by Peoples Bank. Peoples Bank also has automated teller machines and on-line terminals. The computer operations of Peoples Bank are provided through FirstMerit.

CITIZENS NATIONAL BANK

     The principal executive offices of Citizens are located in its main office building at 100 Central Plaza South, Canton, Ohio, which is leased by Citizens. Citizens owns the properties occupied by eight of its other banking offices, while the properties occupied by the remaining seven are leased under different leases with various expiration dates. Citizens also maintains a trust office and private banking office at two additional leased locations. Citizens also has automated teller machines and on-line terminals. The computer operations of Citizens are provided through FirstMerit.

PEOPLES BANK, N.A.

     The principal executive offices of Peoples N.A. are located in its office at 6725 Center Street, Mentor, Ohio, which is owned by Peoples N.A. Peoples N.A. owns the properties occupied by five of its other branches, while the properties occupied by its remaining nine branches are leased at various expiration dates. Peoples N.A. also leases the property occupied by a loan production office. No mortgage debt exists on the above property owned by Peoples N.A. Peoples N.A. also has automated teller machines and on-line terminals. The computer operations of Peoples N.A. are provided through FirstMerit.

CITIZENS SAVINGS CORPORATION OF STARK COUNTY

     CSC owns a large portion of an office condominium in Stark County, Ohio and certain low to moderate income housing units.

FIRSTMERIT MORTGAGE CORPORATION

     The Banks in 1995 jointly organized and capitalized FirstMerit Mortgage, which is engaged in the business of originating residential mortgage loans and providing mortgage loan servicing for itself, the Banks and third parties. FirstMerit Mortgage conducts its business in property owned by Citizens located at 4455 Hills and Dales Road, Canton, Ohio.

ITEM 3. LEGAL PROCEEDINGS

     The nature of FirstMerit's business results in a certain amount of litigation. Accordingly, FirstMerit and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material adverse effect on FirstMerit's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders of FirstMerit.

                        EXECUTIVE OFFICERS OF REGISTRANT

     The following persons are the executive officers of FirstMerit as of February 28, 1997. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
---------------------    ------    -------------    -----------------------------------------------
John R. Cochran            54        03-01-95       President and Chief Executive Officer since
                                                    March 1, 1995; previously President and Chief
                                                    Executive Officer of Norwest Bank Nebraska,
                                                    N.A.
John R. Macso              50        11-08-90       Executive Vice President; President and Chief
                                                    Executive Officer of First National since
                                                    August 1, 1995; previously Executive Vice
                                                    President of First National since August 18,
                                                    1994; previously Senior Loan/Credit Officer
                                                    FirstMerit since August 1, 1991; previously
                                                    President and Chief Executive Officer of
                                                    Peoples N.A.
Robert P. Brecht           46        08-09-91       Executive Vice President; previously Executive
                                                    Vice President of First National since July 20,
                                                    1995; previously President and Chief Executive
                                                    Officer of Peoples N.A. since August 1, 1991;
                                                    previously Executive Vice President and Senior
                                                    Vice President of Peoples N.A.
Jack R. Gravo              50        02-16-95       Executive Vice President; previously President
                                                    and Chief Executive Officer of Citizens since
                                                    February 1, 1995; previously President of The
                                                    CIVISTA Corporation
Bruce M. Kephart           45        07-25-95       Executive Vice President; President and Chief
                                                    Executive Officer of Peoples N.A. since July
                                                    25, 1995; previously Vice President, Bank One,
                                                    Cleveland, N.A.
George P. Paidas           49        04-13-94       Executive Vice President; President and Chief
                                                    Executive Officer of Old Phoenix since March 9,
                                                    1994; previously Executive Vice President of
                                                    Old Phoenix
W. Daniel Waldron          55        04-11-84       Executive Vice President; President and Chief
                                                    Executive Officer of EST since April 16, 1994;
                                                    previously President and Chief Executive
                                                    Officer of Peoples Bank
Gregory R. Bean            45        04-10-91       Senior Vice President; Senior Vice President
                                                    and Senior Trust Officer of First National
Gary J. Elek               45        02-11-88       Senior Vice President and Treasurer
Terry E. Patton            48        04-10-85       Senior Vice President, Counsel and Secretary;
                                                    Senior Vice President, Counsel and Secretary of
                                                    First National

                                       DATE
                                   APPOINTED TO
        NAME              AGE       FIRSTMERIT             POSITION AND BUSINESS EXPERIENCE
---------------------    ------    -------------    -----------------------------------------------
William E. Stansifer       49        10-02-95       Senior Vice President since October 2, 1995;
                                                    previously Senior Vice President, Banking
                                                    Credit Policy Office, Norwest Corporation.

Carrie L. Tolstedt         37        05-22-95       Executive Vice President since August 1, 1996;
                                                    President and Chief Executive Officer of
                                                    Citizens National Bank since August 1, 1996,
                                                    President and Chief Executive Officer of
                                                    Peoples National Bank since March 25, 1996;
                                                    previously Senior Vice President since 1995;
                                                    previously Senior Vice President of Norwest
                                                    Bank Nebraska, N.A. since July 1993; previously
                                                    Vice President Norwest Bank Nebraska, N.A.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of FirstMerit Common Stock are quoted on the Nasdaq National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

            STOCK PERFORMANCE AND DIVIDENDS
                   BIDS            PER SHARE
QUARTER                            DIVIDEND       BOOK
 ENDING       HIGH       LOW         RATE        VALUE*
03-31-95     $25.50     $21.44      $0.2500      $15.73
06-30-95      26.75      22.50       0.2500       16.04
09-30-95      27.25      24.50       0.2500       16.24
12-31-95      30.50      24.50       0.2700       16.23
03-31-96      32.50      27.75       0.2700       16.20
06-30-96      32.00      30.00       0.2700       16.13
09-30-96      32.00      28.25       0.2700       16.20
12-31-96      36.00      31.25       0.2900       16.39

* Based upon number of shares outstanding at the end of each quarter.

     This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated; represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

     On February 1, 1997 there were approximately 6,976 shareholders of record of FirstMerit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                  1996        1995        1994        1993        1992        1991
                               ----------   ---------   ---------   ---------   ---------   ---------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Results of Operations
  Interest income............. $  411,745     416,627     371,018     361,208     385,089     410,833
  Conversion to fully-tax
     equivalent...............      3,043       3,840       4,590       5,264       5,679       6,977
                               ----------   ---------   ---------   ---------   ---------   ---------
  Interest income*............    414,788     420,467     375,608     366,472     390,768     417,810
  Interest expense............    160,773     180,933     140,181     135,149     167,405     227,892
                               ----------   ---------   ---------   ---------   ---------   ---------
  Net interest income*........    254,015     239,534     235,427     231,323     223,363     189,918
  Provision for possible loan
     losses...................     17,751      19,763       4,624       8,056      18,965      12,750
  Other income................     82,496      68,517      70,656      71,909      68,591      65,854
  Other expense...............    209,702     227,779     193,410     187,945     175,286     167,495
                               ----------   ---------   ---------   ---------   ---------   ---------
  Income before federal income
     taxes*...................    109,058      60,509     108,049     107,231      97,703      75,527
  Federal income taxes........     35,075      30,950      32,110      33,335      29,194      20,210
  Fully-tax equivalent
     adjustment...............      3,043       3,840       4,590       5,264       5,679       6,977
                               ----------   ---------   ---------   ---------   ---------   ---------
  Federal income taxes*.......     38,118      34,790      36,700      38,599      34,873      27,187
                               ----------   ---------   ---------   ---------   ---------   ---------
Income before extraordinary
  item........................     70,940      25,719      71,349      68,632      62,830      48,340
Extraordinary item -- gain on
  disposition of assets after
  combination (net of tax
  effect) ....................         --       5,599          --          --          --          --
                               ----------   ---------   ---------   ---------   ---------   ---------
Net income.................... $   70,940      31,318      71,349      68,632      62,830      48,340
                               ==========   =========   =========   =========   =========   =========
  Per share:
     Income before
       extraordinary item..... $     2.18        0.77        2.14        2.07        1.89        1.46
     Extraordinary item (net
       of tax effect).........         --        0.17          --          --          --          --
                               ----------   ---------   ---------   ---------   ---------   ---------
     Net income...............       2.18        0.94        2.14        2.07        1.89        1.46
                               ==========   =========   =========   =========   =========   =========
     Cash dividends........... $     1.10        1.02        0.98        0.87        0.79        0.77
  Dividend payout ratio.......      50.56%     132.68%      45.72%      42.13%      41.71%      52.78%
Average Ratios Return on total
  assets......................       1.29%       0.55%       1.32%       1.34%       1.28%       1.01%
  Return on shareholders'
     equity...................      13.44%       5.93%      13.86%      14.30%      14.46%      12.07%
  Shareholders' equity to
     total assets.............       9.64%       9.34%       9.56%       9.38%       8.86%       8.40%
Balance Sheet Data
  Total assets (at December
     31)...................... $5,227,980   5,596,521   5,722,573   5,179,298   5,054,267   4,855,127
  Daily averages:
     Total assets............. $5,478,482   5,654,811   5,385,758   5,113,854   4,907,738   4,768,971
     Earning assets...........  5,095,929   5,249,598   4,993,972   4,691,001   4,510,951   4,392,020
     Deposits and other
       funds..................  4,879,343   5,058,333   4,820,339   4,581,960   4,416,929   4,314,717
     Shareholders' equity.....    527,899     528,038     514,860     479,792     434,604     400,474

---------------

*Fully-tax equivalent basis

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED 1996, 1995, 1994

     The following commentary presents Management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 1996, 1995 and 1994. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

     All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

     FirstMerit Corporation's net income for 1996 totaled $70,940,000, or $2.18 per share, compared with $31,318,000, or $0.94 per share, earned in 1995. The Savings Association Insurance Fund (SAIF) recapitalization charge of $6,652,000, recorded September 30, 1996, had a significant impact on 1996 earnings. Excluding the SAIF charge, earnings were $77,592,000, or $2.38 per share. Net income for 1995 included several one-time charges and an extraordinary gain. Without the one-time charges, 1995 earnings would have been $61,326,000, or $1.83 per share.

     As reported last year end, 1995 net income contained expenses of $2,198,000 related to an early retirement program, costs of $16,214,000 associated with the acquisition of The CIVISTA Corporation ("CIVISTA"), an extraordinary gain of $5,599,000 from the sale of several apartment complexes acquired by the Corporation in its acquisition of CIVISTA, and $11,596,000 of reengineering charges implemented to improve overall operating efficiencies, improve branch network productivity, and centralize operations. The implementation of these programs contributed significantly to FirstMerit's 1996 success.

     Return on average equity for the year was 14.70% and return on average assets was 1.42%, when the SAIF charge was not considered. The comparable ratios for 1995, excluding the prior year one-time charges, were 11.35% and 1.10%, respectively. For the quarter, return on equity was 14.48% versus 2.34% in 1995 and return on assets was 1.39% compared to 0.23% for the same period last year.

     Net interest income, on a fully-tax equivalent basis, was $254,015,000, up 6% from last year. The improved net interest margin of 4.98% compared to 4.56% in 1995 was primarily responsible for the rise in net interest income.

     Other income for the year was $82,496,000, an increase of $13,979,000 or 20% over the prior year. Included in 1996 other income were net proceeds of $13,210,000 from sales of affiliate branches and $490,000 from the sale of FirstMerit Bank, N.A. in Clearwater, Florida. Higher trust income, service charges on depositors' accounts, and credit card fees also contributed to the improvement in other income.

     Other expenses were $209,702,000 compared to $227,779,000 in 1995. Included in the 1996 figure is the pretax SAIF assessment of $10,235,000. Other expenses for 1995 included portions of the early retirement, CIVISTA acquisition, and reengineering charges totaling $22,404,000 on a pretax basis. The efficiency ratio, excluding unusual charges in both years, was approximately 59% in 1996 versus 66% for 1995. The improvement in the efficiency ratio is directly attributable to the reengineering plan developed in 1995 that focused on improving overall efficiencies, improving branch network productivity, and centralizing operations.

     During 1996, the Corporation recorded a provision for possible loan losses of $17,751,000, a ten percent reduction from last year's provision of $19,763,000. The provisions in both years address the continuing shift in FirstMerit's loan portfolio from residential mortgages into commercial and consumer loans, which historically have higher loss rates. Nonperforming assets were 0.29% of total loans and other real estate compared to

0.37% one year ago. The allowance for loan losses as a percentage of outstanding loans was 1.35% at December 31, 1996 and 1.24% at December 31, 1995.

     As reported in November 1996, FirstMerit increased its regular quarterly cash dividend 7% from $0.27 per share to $0.29 per share. In September 1996, the Corporation implemented its second share repurchase plan. On a combined basis, the two plans authorize repurchase of up to 3,000,000 shares of FirstMerit's outstanding common stock. Through December 31, 1996, approximately 1,800,000 shares have been repurchased in the open market and through privately negotiated transactions.

     The following table summarizes the changes in earnings per share for 1996 and 1995.

                                                  1996/        1995/
                  (DOLLARS)                        1995         1994
---------------------------------------------    --------     --------
CHANGES IN EARNINGS PER SHARE
  Net income for 1996 and 1995,
     respectively............................     $ 0.94         2.14
  Increases (decreases) attributable to:
     Net interest income -- taxable
       equivalent............................       0.45         0.12
     Provision for possible loan losses......       0.06        (0.45)
     Trust services..........................       0.05        (0.08)
     Service charges on deposit accounts.....       0.12         0.00
     Credit card fees........................       0.06         0.03
     Securities (losses), net................      (0.07)        0.00
     Other income............................       0.28        (0.02)
     Salaries and employee benefits..........       0.41        (0.27)
     Net occupancy expense...................      (0.03)       (0.09)
     Equipment expense.......................       0.02        (0.04)
     Other expenses..........................      (0.32)       (0.15)
     Charges related to CIVISTA
       acquisition...........................       0.48        (0.48)
     Extraordinary gain -- disposition of
       assets................................      (0.17)        0.17
     Federal income taxes -- taxable
       equivalent............................      (0.10)        0.06
                                                  ------       ------
     Net change in net income................       1.24        (1.20)
                                                  ------       ------
     Net income per share....................     $ 2.18         0.94
                                                  ======       ======

NET INTEREST INCOME

     Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent (FTE) basis which restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

     Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

                                                                        1996
                                                        ------------------------------------
                                                         AVERAGE         NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
     Interest-bearing liabilities.....................  $4,134,241       4.25%       175,705
     Non-interest-bearing liabilities and equity......     961,688       8.14%*       78,310
                                                        ----------                   -------
                                                        $5,095,929                   254,015
                                                        ==========                   =======

                                                                        1995
                                                        ------------------------------------
                                                         AVERAGE         NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest-bearing liabilities                       $4,333,046       3.83%       166,123
     Non-interest-bearing liabilities and equity           916,552       8.01%*       73,411
                                                        ----------                   -------
                                                        $5,249,598                   239,534
                                                        ==========                   =======

                                                                        1994
                                                        ------------------------------------
                                                         AVERAGE         NET
                                                         EARNING       INTEREST     INTEREST
                                                          ASSETS        SPREAD       INCOME
                                                        ----------     --------     --------
     Interest-bearing liabilities                       $4,153,870       4.15%       172,240
     Non-interest-bearing liabilities and equity           840,102       7.52%*       63,187
                                                        ----------                   -------
                                                        $4,993,972                   235,427
                                                        ==========                   =======

---------------

*Yield on earning assets

     Net interest income increased $14.5 million, or 6.0%, to $254.0 million in 1996 compared to $239.5 million in 1995. The increase occurred because the decline in interest expense was greater than the reduction in interest income. Specifically, interest income fell $5.7 million while interest expense decreased $20.2 million, or 11%.

     Interest income was lower than last year because earning assets fell 2.9% or $153.7 million. Sales of affiliate branches in markets where FirstMerit did not hold a dominant market share, the sale of FirstMerit Bank, N.A. in Clearwater, Florida and sales and maturities of investment securities contributed to the decline in assets. The average yield on earning assets increased 13 basis points from 8.01% to 8.14% during 1996.

     Lower interest expense was due to fewer interest bearing liabilities and a reduced cost of funds. Also contributing to less interest expense was a shift in the composition of customer deposits as earning assets funded by non-interest bearing liabilities and equity increased from 17.5% in 1995 and 16.8% in 1994 to 18.9% in 1996.

     The following table provides an analysis of the effect of changes in interest rates and volumes on net interest income in 1996 and 1995.

                    CHANGES IN NET INTEREST DIFFERENTIAL --
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

                                                           YEARS ENDED DECEMBER 31,
                                          -----------------------------------------------------------
                                                 1996 AND 1995                   1995 AND 1994
                                          ----------------------------     --------------------------
                                             INCREASE (DECREASE) IN          INCREASE (DECREASE) IN
                                            INTEREST INCOME/EXPENSE         INTEREST INCOME/EXPENSE
                                          ----------------------------     --------------------------
                                                     YIELD/                          YIELD/
                                           VOLUME     RATE      TOTAL      VOLUME     RATE     TOTAL
                                          --------   -------   -------     -------   -------   ------
                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities:
  Taxable...............................  $ (7,124)     (213)   (7,337)    (9,676)     5,571   (4,105)
  Tax-exempt............................    (1,590)     (375)   (1,965)    (1,759)       117   (1,642)
Loans...................................      (485)    4,855     4,370     40,054     11,039   51,093
Federal funds sold......................      (135)     (612)     (747)    (2,529)     2,042     (487)
                                          --------   -------   -------     ------     ------   ------
Total interest income...................    (9,334)    3,655    (5,679)    26,090     18,769   44,859
                                          --------   -------   -------     ------     ------   ------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing...............       366    (1,729)   (1,363)      (742)      (485)  (1,227)
  Savings...............................    (2,677)   (3,315)   (5,992)    (4,988)        54   (4,934)
  Certificates and other time
     deposits...........................      (574)   (1,565)   (2,139)     9,583     19,407   28,990
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings......................    (4,563)   (6,103)  (10,666)    13,793      4,129   17,922
                                          --------   -------   -------     ------     ------   ------
Total interest expense..................    (7,448)  (12,712)  (20,160)    17,646     23,105   40,751
                                          --------   -------   -------     ------     ------   ------
Net interest income.....................  $ (1,886)   16,367    14,481      8,444     (4,336)   4,108
                                          ========   =======   =======     ======     ======   ======

---------------

Note: The rate volume variance has been allocated entirely to volume.

     Total interest income decreased by $5.7 million in 1996 or 1.4% compared to 1995, which increased 11.9% from 1994. The 1996 decrease resulted from a decline in earning assets that was partially offset by an improved earning asset yield. Sales and maturities of investment securities contributed $8.7 million or 93.4% to the total drop in average earning assets of $9.3 million. The 13 basis point improvement in the earning asset yield, from 8.01% to 8.14%, was entirely due to higher rates earned on loans during 1996. A higher yield on loans contributed $4.9 million more to interest income in 1996 when compared to the prior year. The increased yield earned on loans was primarily due to a change in the loan portfolio mix from residential mortgages to higher yielding commercial and consumer loans. Lower yields on federal funds sold and investment securities resulted in $1.2 million less interest income than the prior year.

     Interest expense decreased $20.2 million or 11.1% compared to last year, which increased 29.1% compared to 1994. Lower average savings and other borrowing balances lessened interest expense by $2.7 million and $4.6 million, respectively, and were responsible for 97.2% of the total decline caused by fewer outstandings. Lower rates paid on all interest bearing liabilities resulted in a $12.7 million decline in 1996 interest expense. Reduced rates paid on other borrowings lowered interest expense by $6.1 million, or 48.0% of the total drop in interest expense caused by decreased interest rates. Lower savings rates accounted for another $3.3 million or 26.1% of the decline in interest expense due to lower deposit yields.

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

     The net interest margin for 1996 was 4.98% compared to 4.56% in 1995 and 4.71% in 1994. As mentioned earlier in this discussion, even though interest rates were lower in 1996, the yield on earning assets increased due to a shift in FirstMerit's loan portfolio toward higher yielding commercial and consumer loans. The cost of funding the earning assets decreased 29 basis points from 4.18% in 1995 to 3.89% in 1996. The combination of a higher yield on earning assets and a lower cost of funding boosted the Corporation's net interest income and net interest margin significantly, and was principally responsible for the increases in both categories as earning assets declined 2.9% during the year.

                                                         1996          1995          1994
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     Net interest income............................  $  250,972       235,694       230,837
     Tax equivalent adjustment......................       3,043         3,840         4,590
                                                      ----------     ---------     ---------
     Net interest income -- FTE.....................  $  254,015       239,534       235,427
                                                      ==========     =========     =========
     Average earning assets.........................  $5,095,929     5,249,598     4,993,972
                                                      ----------     ---------     ---------
     Net interest margin............................       4.98%         4.56%         4.71%
                                                      ==========     =========     =========

OTHER INCOME

     Other income totaled $82.5 million in 1996, an increase of $14.0 million or 20.4% over 1995 and 16.8% over 1994.

                                                               1996        1995       1994
                                                              -------     ------     ------
                                                                 (DOLLARS IN THOUSANDS)
     Trust fees.............................................  $12,182     10,712     13,423
     Service charges on deposits............................   24,372     20,622     20,482
     Credit card fees.......................................   11,415      9,372      8,254
     Service fees -- other..................................    6,184      5,724      5,395
     Mortgage sales and servicing...........................    4,863      3,236      1,817
     Securities gains (losses)..............................   (1,776)       539        653
     Other operating income.................................   25,256     18,312     20,632
                                                              -------     ------     ------
                                                              $82,496     68,517     70,656
                                                              =======     ======     ======

     Trust fees increased $1.5 million or 13.7% to $12.2 million in 1996. Trust fees for 1994 included nonrecurring fees of approximately $2.5 million. Service charges on deposits rose $3.8 million or 18.2% compared to last year. Contributing to the increase was the implementation of standard service charges and procedures among affiliate banks as well as changes to the deposit product lines. Service charges accounted for 35.4% of total other income when net gains from sales of affiliate branches and FirstMerit Bank, N.A. in Clearwater, Florida are excluded. Credit card fees increased $2.0 million during 1996 further illustrating the shift of the Corporation's loan portfolio from residential mortgage loans to consumer and commercial credits.

     Income from mortgage sales and servicing rose $1.6 million, or 50.3%, to $4.9 million for the year. The net increase was a result of implementation of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," which added $2.3 million in 1996, and fewer loan sales during the year, compared to 1995, which lowered this category by approximately $0.7 million. The Corporation's practice is to sell all fixed rate thirty year residential mortgage loans originated while retaining the servicing for these loans.

     Securities losses were $1.8 million for 1996 compared to gains of $0.5 million in 1995. The Corporation sold certain securities at a loss, principally in the fourth quarter, to reinvest the proceeds into higher yielding assets for 1997 and future years.

     Other operating income was $25.3 million, $7.0 million higher than the $18.3 million earned in 1995. Net gains on sales of affiliate branches accounted for $13.2 million and the sale of FirstMerit Bank, N.A. in Clearwater, Florida added another $0.5 million to 1996's total.

     Total other income, excluding the net gain on branch sales of $13.2 million, covered 34.7% of other expenses, excluding the Savings Association Insurance Fund ("SAIF") recapitalization charge of $10.2 million. Adjusted coverage ratios for 1995 and 1994 were 30.1% and 36.5%, respectively. Unusual charges for both 1996 and 1995 are discussed in more detail in the "Other Expense" section of this Annual Report as well as in Note 18 to the consolidated financial statements.

OTHER EXPENSES

     Other expenses were $209.7 million in 1996 compared to $227.8 million in 1995 and $193.4 million in 1994. Both 1996 and 1995 contained unusual charges. In 1996, the Corporation recorded a $10.2 million SAIF recapitalization charge. Excluding the one-time SAIF assessment, other expenses would have been $199.5 million. Other expenses for 1995 included nonrecurring costs associated with an early retirement program, the CIVISTA acquisition, and reengineering charges that totaled $22.4 million. If unusual charges for both 1996 and 1995 are not considered, other expenses for 1996 were $5.9 million less than the comparable 1995 total.

     OTHER EXPENSES

                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
     Salaries and wages..................................  $ 72,572      80,501      75,476
     Pension and benefits................................    21,982      27,234      23,273
                                                           --------     -------     -------
     Salaries, wages, pension and benefits...............    94,554     107,735      98,749
     Net occupancy expense...............................    17,468      16,598      13,446
     Equipment expense...................................    12,894      13,417      12,231
     Taxes, other than federal income taxes..............     6,625       6,026       6,995
     Stationery, supplies and postage....................    10,862      10,777       8,808
     Bankcard, loan processing, and other fees...........    12,789      11,422       9,557
     Advertising.........................................     6,866       5,766       3,191
     Professional services...............................     4,297       7,911       4,722
     Telephone...........................................     3,654       3,807       3,095
     FDIC assessment.....................................    12,943       7,052       9,833
     Amortization of intangibles.........................     3,148       3,534       3,878
     Other operating expenses............................    23,602      33,734      18,905
                                                           --------     -------     -------
     Total other expenses................................  $209,702     227,779     193,410
                                                           --------     -------     -------

     Salaries, wages, pension and benefits totaled $94.6 million in 1996, a decline of $13.2 million or 12.2% from 1995 and 4.2% less than 1994. Included in these costs for 1995 were severance and related charges of $4.1 million and an early retirement charge of $3.9 million. Excluding these expenses, 1996 salaries, wages, pension and benefits were still $5.1 million or 5.1% less than the prior year's adjusted total. The current year reduction was attributable to the actions taken in 1995 to reengineer the Corporation's retail delivery systems and consolidate back-room operations. In 1996, the Corporation spent
30.3 cents in benefits for every dollar of salary and wages compared to 30.5 cents in 1995, excluding the severance and early retirement charges, and 30.8 cents in 1994.

     The Corporation has a benefit plan which presently provides postretirement medical and life insurance for retired employees. The Corporation reserves the right to terminate or make additional plan changes at any time. The Corporation's accumulated postretirement benefit obligation (APBO) as of January 1, 1993 totaled $19.0 million, and is being amortized over twenty years at an annual cost of $0.9 million.

     Professional services totaled $4.3 million in 1996 compared to $7.9 million in 1995 and $4.7 million in 1994. In 1995, external support groups were used to help develop the reengineering plan to improve operating efficiencies, increase revenues and shareholder value, and to help train our employees to effectively sell our new products and services.

     On January 1, 1994, the FDIC implemented a risk-based assessment system for depository institutions. Under the system, the annual assessment rate for each insured institution is determined on the basis of both capital and supervisory measures, and can range from 23 cents to 31 cents per one hundred dollars of deposits. During the third quarter of 1995, the FDIC reduced the effective rate of the annual assessment on Bank Insurance Fund ("BIF") deposits to approximately 4 cents per one hundred dollars of deposits.

     As mentioned earlier in this section, the Corporation's FDIC assessment for 1996 included a one-time recapitalization of the Savings Association Insurance Fund totaling $10.2 million. Excluding the one-time charge, FDIC expense would have been $2.7 million. The adjusted expense of $2.7 million is considerably less than the 1995 and 1994 amounts due to the reduction in the effective rate applicable to Bank Insurance Fund ("BIF") deposits.

     Other operating expenses amounted to $23.6 million in 1996 compared to $33.7 million last year and $18.9 million in 1994. Included in 1995 costs were $4.6 million of severance payments and fees paid to financial advisors as part of the CIVISTA acquisition as well as $6.6 million of reengineering charges for the adjustment to the value of buildings, equipment and other assets.

FEDERAL INCOME TAX

     Federal income tax expense totaled $35.1 million in 1996 compared to $34.0 million in 1995, when tax expense of $3.0 million associated with the extraordinary gain is included, and $32.1 million in 1994. In 1996 the effective federal income tax rate for the Corporation equaled 33.1% compared to 52.0% in 1995 and 31.0% in 1994.

     The effective tax rate in 1995 was higher than normally seen due to the recapture of the bad debt reserve totaling approximately $12.4 million, and the nondeductibility of certain professional fees associated with the CIVISTA acquisition.

INVESTMENT SECURITIES

     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are required to be classified as held-to-maturity, available-for-sale, or trading. All investment securities are currently classified as availablefor-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in a separate component of shareholders' equity. The adjustments to reduce fair value at December 31, 1996 and December 31, 1995 were $3.4 million and $2.0 million, respectively. Higher interest rates at the end of 1996 accounted for the increase in the fair market adjustment.

     At December 31, 1996, investment securities totaled $1,187.5 million compared with $1,403.1 million one year earlier, a decline of 15.4%. Investment securities totaled $1,610.4 million at the end of 1994.

     During 1996 approximately $343.6 million in securities were sold for which a net loss of $1.8 million was realized. The sales and resultant losses occurred as the Corporation restructured portions of its investment portfolio.

     A summary of investment securities' carrying value is presented below as of December 31, 1996, 1995 and 1994. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

                    CARRYING VALUE OF INVESTMENT SECURITIES

                                                                   DECEMBER 31,
                                                      --------------------------------------
                                                         1996          1995          1994
                                                      ----------     ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
     U.S. Treasury and Government agency
       obligations..................................  $  655,741       864,967     1,072,464
     Obligations of states and political
       subdivisions.................................      93,587       108,842       129,280
     Mortgage-backed securities.....................     325,277       331,556       306,711
     Other securities...............................     112,919        97,694       101,905
                                                      ----------     ---------     ---------
                                                      $1,187,524     1,403,059     1,610,360
                                                      ==========     =========     =========

                                                               OVER ONE YEAR         OVER FIVE YEARS
                                      ONE YEAR OR LESS      THROUGH FIVE YEARS      THROUGH TEN YEARS       OVER TEN YEARS
                                     -------------------    -------------------    -------------------    -------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE                AVERAGE
                                      AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS      AMOUNT     YIELDS
                                     --------   --------    --------   --------    --------   --------    --------   --------
U.S. Treasury securities...........  $ 85,403     5.67%      117,354     5.85%           --       --            --       --
U.S. Government agency
  obligations......................    26,044     6.13%      176,782     6.04%       52,709     6.26%      197,449     6.14%
Obligations of states and
  political subdivisions...........    32,337     6.91%*      34,397     7.32%*      19,026     8.11%*       7,827     9.20%*
Mortgage-backed securities.........     6,453     7.71%       27,830     6.35%       55,095     6.83%      235,899     7.04%
Other securities...................     1,063     7.73%        2,497     7.55%        1,356     6.04%      108,003     7.02%
                                     --------     ----       -------     ----       -------     ----       -------     ----
                                     $151,300     6.12%      358,860     6.14%      128,186     6.78%      549,178     6.74%
                                     ========     ====       =======     ====       =======     ====       =======     ====
Percent of total...................    12.74%                 30.22%                 10.79%                 46.25%
                                     ========                =======                =======                =======

---------------

* Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1996.

     The yield on the portfolio was 6.32% in 1996 compared to 6.37% in 1995 and 6.03% in 1994. The current year reduction in the investment portfolio funded increases in loan portfolios and the sale of branch deposits.

LOANS

     Total loans outstanding at December 31, 1996 decreased 3.0% compared to one year ago or $3,656.0 million compared to $3,770.4 million. A breakdown by category is presented below, along with a maturity summary of commercial, financial and agricultural loans.

                                                                DECEMBER 31,
                            -------------------------------------------------------------------------------------
                               1996           1995           1994           1993           1992           1991
                            ----------     ----------     ----------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural............  $  748,858        588,864        467,428        430,118        423,170        403,238
Installments to
  individuals.............     811,561        777,990        800,441        632,354        556,256        559,601
Real estate...............   1,936,342      2,223,561      2,261,283      2,016,491      2,031,969      2,014,305
Lease financing...........     159,237        179,951        158,737         56,903         19,399         17,213
                            ----------      ---------      ---------      ---------      ---------      ---------
  Total loans.............   3,655,998      3,770,366      3,687,889      3,135,866      3,030,794      2,994,357
Less allowance for
  possible loan losses....      49,336         46,840         35,834         35,030         31,592         26,162
                            ----------      ---------      ---------      ---------      ---------      ---------
  Net loans...............  $3,606,662      3,723,526      3,652,055      3,100,836      2,999,202      2,968,195
                            ==========      =========      =========      =========      =========      =========

                                                                                    DECEMBER 31, 1996
                                                                                -------------------------
                                                                                COMMERCIAL, FINANCIAL AND
                                                                                      AGRICULTURAL
                                                                                -------------------------
Due in one year or less.........................................................         $ 398,435
Due after one year but within five years........................................           236,507
Due after five years............................................................           113,916
                                                                                         ---------
    Total.......................................................................         $ 748,858
                                                                                         =========
Loans due after one year with interest at a predetermined fixed rate............           151,582
Loans due after one year with interest at a floating rate.......................           198,841
                                                                                         ---------
    Total.......................................................................         $ 350,423
                                                                                         =========

     Real estate loans at December 31, 1996 totaled $1,936.3 million or 53.0% of total loans outstanding compared to 59.0% one year ago. Residential loans (1-4 family dwellings) totaled $998.8 million, home equity loans $196.4 million, construction loans $126.4 million and commercial real estate loans $614.7 million. The year-end real estate totals point out the shift in the composition of the Corporation's loan portfolio from residential real estate to higher yielding commercial and consumer loans.

     Commercial real estate loans include both commercial loans where real estate has been taken as collateral as well as loans for commercial real estate. The majority of commercial real estate loans are to owner occupants where cash flow to service debt is derived from the occupying business cash flow instead of normal building rents. These loans are generally part of an overall relationship with existing customers primarily within northeast Ohio.

     Consumer loans or loans to individuals increased 4.3% compared to last year and accounted for 22.2% of total loans compared to 20.6% in 1995.

     Commercial, financial, and agricultural loans increased 27.2% during 1996 and make-up 20.5% of total outstanding loans compared to 15.6% last year. Again, the increase in consumer and commercial loans is evidence of FirstMerit's shifting loan portfolio.

     The decline in lease financing loans from $180.0 million in 1995 to $159.2 million at December 31, 1996 is primarily due to decreased originations in the highly competitive auto lease business. Auto leases totaled $74.0 million with equipment leasing totaling $81.8 million, and leveraged leases were $3.5 million at year-end 1996.

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

     Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114," Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a loan -- Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and the required disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral.

NON-PERFORMING ASSETS

     Non-performing assets consist of :

     - NON-ACCRUAL LOANS on which interest is no longer accrued because its collection is doubtful.

     - RESTRUCTURED LOANS on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

     - OTHER REAL ESTATE (OREO) acquired through foreclosure in satisfaction of a loan.

                                                                         DECEMBER 31,
                                                --------------------------------------------------------------
                                                 1996        1995       1994       1993       1992       1991
                                                -------     ------     ------     ------     ------     ------
                                                                    (DOLLARS IN THOUSANDS)
Impaired Loans:
  Non-accrual.................................  $ 9,579      7,373     10,517        N/A        N/A        N/A
  Restructured................................       92      1,548      2,026        N/A        N/A        N/A
                                                -------     ------     ------     ------     ------     ------
    Total impaired loans......................    9,671      8,921     12,543        N/A        N/A        N/A
Other Loans:
  Non-accrual.................................      787      3,918      3,108     12,040     21,903     23,324
  Restructured................................       --         --         --      6,176      3,972      7,049
                                                -------     ------     ------     ------     ------     ------
    Total Other non-performing loans..........      787      3,918      3,108     18,216     25,875     30,373
                                                -------     ------     ------     ------     ------     ------
    Total non-performing loans................   10,458     12,839     15,651     18,216     25,875     30,373
                                                -------     ------     ------     ------     ------     ------
Other real estate owned.......................      118      1,059     10,393      8,637     18,750     17,305
    Total non-performing assets...............   10,576     13,898     26,044     26,853     44,625     47,678
                                                =======     ======     ======     ======     ======     ======
Loans past due 90 days or more accruing
  interest....................................  $ 8,380      7,252      3,569      4,122      6,593      5,843
                                                =======     ======     ======     ======     ======     ======
Total non-performing assets as a percent of
  total loans.................................     0.29%      0.37%      0.70%      0.85%      1.46%      1.61%
                                                =======     ======     ======     ======     ======     ======

---------------

N/A = Not Available

     Under the Corporation's credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans under Statement No.'s 114 and 118. Impaired loans as defined by Statements 114 and 118 exclude certain consumer loans, residential real estate loans, and leases classified as non-accrual. Consumer installment loans are charged off when they reach 120 days past due. Credit card loans are charged off when they reach 180 days past due. When any other loan becomes 90 days past due, it is placed on non-accrual status unless it is well secured and in the process of collection. Any losses are charged against the allowance for possible loan losses as soon as they are identified.

     Non-performing assets at December 31, 1996 totaled $10.6 million, down from $13.9 million in 1995 and $26.0 million in 1994. As a percentage of total loans outstanding plus OREO, non-performing assets were 0.29% at year-end 1996 compared to 0.37% in 1995 and 0.70% in 1994. The average balances of impaired loans for the years ended December 31, 1996 and 1995 were $9.3 million and $10.7 million, respectively.

     For the year ended December 31, 1996, impaired assets earned $622,000 in interest income. Had they not been impaired, they would have earned $1.2 million. For the same period, total non-performing loans earned $662,000 in interest income. Had they paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $1.3 million.

     In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $23.7 million at December 31, 1996. These loans are closely monitored for any further deterioration in the borrowers' financial condition and for the borrowers' ability to comply with terms of the loans.

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

     At year end the Corporation boosted its allowance for possible loan losses in response to the continuing shift of its portfolio out of residential mortgage loans and into commercial and consumer loans, which historically have exhibited higher loss rates. During the year, consumer delinquencies continued at high levels and losses in the consumer portfolio were higher than in the recent past. Management felt it was prudent to increase the allowance at year end to ensure its adequacy for changes that have occurred and will continue to occur in the loan portfolio.

     At December 31, 1996, the allowance was $49.3 million or 1.35% of loans outstanding compared to $46.8 million or 1.24% in 1995 and $35.8 million or 0.97% in 1994. The allowance equaled 471.75% of non-performing loans at December 31, 1996 compared to 364.8% in 1995. The allowance for possible loan losses related to impaired loans at December 31, 1996 and December 31, 1995 totaled $1,913,000 and $676,000, respectively.

     Net charge-offs were $15.3 million in 1996 compared to $8.8 million in 1995 and $3.8 million in 1994. As a percentage of average loans outstanding, net charge-offs equaled 0.40% in 1996, 0.23% in 1995 and 0.11% in 1994. Losses are charged against the allowances as soon as they are identified.

     A six-year summary of activity follows:

                                                                               DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                1996          1995          1994          1993          1992          1991
                                             ----------     ---------     ---------     ---------     ---------     ---------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for possible loan losses at
  beginning of year........................  $   46,840        35,834        35,030        31,592        26,162        24,840
Loans charged off:
  Commercial, financial and agricultural...       2,665         3,145         1,479         1,686         5,887         3,553
  Installment to individuals...............      16,637         8,578         5,476         5,936         7,950         7,197
  Real estate..............................         224           883           720           977         3,625         3,539
  Lease financing..........................       1,315           319            20            28           229           230
  Decrease from sale of subsidiary.........         389            --            --            --            --            --
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................      21,230        12,925         7,695         8,627        17,691        14,519
                                             ----------     ---------     ---------     ---------     ---------     ---------
Recoveries:
  Commercial, financial and agricultural...         450           569           719         1,334         1,068           711
  Installment to individuals...............       5,117         3,382         3,029         2,548         2,518         2,250
  Real estate..............................         202           129           106            95           528           110
  Lease financing..........................         206            88            21            32            42            20
                                             ----------     ---------     ---------     ---------     ---------     ---------
    Total..................................       5,975         4,168         3,875         4,009         4,156         3,091
                                             ----------     ---------     ---------     ---------     ---------     ---------
Net charge-offs............................      15,255         8,757         3,820         4,618        13,535        11,428
                                             ----------     ---------     ---------     ---------     ---------     ---------
Provision for possible loan losses.........      17,751        19,763         4,624         8,056        18,965        12,750
                                             ----------     ---------     ---------     ---------     ---------     ---------
Allowance for possible loan losses at end
  of year..................................  $   49,336     $  46,840        35,834        35,030        31,592        26,162
                                             ==========     =========     =========     =========     =========     =========
Average loans outstanding..................  $3,812,900     3,818,486     3,350,162     3,104,406     3,000,216     2,930,129
                                             ==========     =========     =========     =========     =========     =========
Ratio to average loans:
  Net charge-offs..........................        0.40%         0.23%         0.11%         0.15%         0.45%         0.39%
  Provision for possible loan losses.......        0.47%         0.52%         0.14%         0.26%         0.63%         0.44%
  Allowance for possible loan losses at end
    of year................................        1.29%         1.23%         1.07%         1.13%         1.05%         0.89%
                                             ==========     =========     =========     =========     =========     =========
Loans outstanding at end of year...........  $3,655,998     3,770,366     3,687,889     3,135,866     3,030,794     2,994,357
                                             ==========     =========     =========     =========     =========     =========
Allowance for possible loan losses:
  As a percent of loans outstanding at end
    of year................................        1.35%         1.24%         0.97%         1.12%         1.04%         0.87%
  As a multiple of net charge-offs.........        3.23          5.35          9.38          7.59          2.33          2.29
                                             ==========     =========     =========     =========     =========     =========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                     AS OF DECEMBER 31, 1996
                                                                    -------------------------
                                                                                  ALLOWANCE
                                                                                AS PERCENT OF
                                                                                LOAN CATEGORY
                                                                    AMOUNT      OUTSTANDINGS
                                                                    -------     -------------
                                                                     (DOLLARS IN THOUSANDS)
     Commercial, financial, and agricultural......................  $14,962          2.00%
     Real estate..................................................   11,784          0.61%
     Installment..................................................   21,303          2.62%
     Lease financing..............................................    1,287          0.81%
                                                                    -------        ------
                                                                    $49,336
                                                                    =======

DEPOSITS

     Average deposits for 1996 totaled $4,363.8 million, a decrease of 1.9% and 1.8% compared to 1995 and 1994 levels, respectively. Sales of affiliate branches and their respective deposits, and the strength of the stock market during 1996 were factors in the overall decline in deposit balances. The success of the Corporation's "free-checking" campaigns brought in additional demand deposits that partially offset the overall decline in deposits and contributed to an improved cost of funds and net interest margin.

     As market interest rates decreased during the year, and the stock market strengthened, savings deposits were withdrawn and reinvested in equity funds not held by the Corporation. Specifically, the decline in average savings deposits from $1,514.4 million in 1995 to $1,399.0 million in 1996 accounted for more than 100% of the decline in total average deposits.

     Average demand deposits, including both interest-bearing and noninterest-bearing categories, totaled $1,192.6 million for the year, an increase of 3.5% over last year's average. Additionally, the average rate paid on interest-bearing demand deposits decreased 41 basis points to 1.75%. The combination of higher demand deposit balances and a lower yield contributed positively to the Corporation's decrease in total cost of funds.

     Certificates and other time deposits ("CDs") averaged $1,772.2 million for 1996, down less than one percent from 1995's average of $1,782.8 million. The average yield paid on CDs declined 9 basis points from 5.47% in 1995 to 5.38% in 1996.

     CDs accounted for 40.6% of average deposits in 1996 compared to 40.1% in 1995. Savings equaled 32.1% and 34.0% in 1996 and 1995, respectively, and demand deposits, both interest and non-interest bearing, were 27.3% and 25.9%, respectively.

     The average cost of deposits and other borrowings was down 29 basis points compared to one year ago, or 3.89% in 1996 compared to 4.18% last year.

                                                      YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------
                                        1996                    1995                    1994
                                --------------------     -------------------     -------------------
                                 AVERAGE     AVERAGE      AVERAGE    AVERAGE      AVERAGE    AVERAGE
                                 BALANCE      RATE        BALANCE     RATE        BALANCE     RATE
                                ----------   -------     ---------   -------     ---------   -------
                                                        (DOLLARS IN THOUSANDS)
Demand deposits--
  non-interest bearing........  $  745,102       --        725,287       --        666,469       --
Demand deposits--
  interest bearing............     447,524     1.75%       426,608     2.16%       460,994     2.26%
Savings deposits..............   1,399,011     2.32%     1,514,374     2.54%     1,710,909     2.54%
Certificates and
  other time deposits.........   1,772,150     5.38%     1,782,817     5.47%     1,607,616     4.26%
                                ----------               ---------               ---------
                                $4,363,787               4,449,086               4,445,988
                                ==========               =========               =========

     The following table summarizes the certificates and other time deposits in amounts of $0.1 million or more as of December 31, 1996, by time remaining until maturity.

                                                                                     AMOUNT
                                                                                    --------
Maturing in:
  Under 3 months.................................................................... $160,000
  3 to 6 months.....................................................................   44,658
  6 to 12 months....................................................................   31,505
  Over 12 months....................................................................   35,471
                                                                                    ---------
                                                                                     $271,634
                                                                                    =========

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

     At December 31, 1996 the Corporation was in a moderate asset-sensitive position as illustrated in the following table:

                                                   31-60      61-90     91-180    181-365    OVER 1
                                     1-30 DAYS      DAYS       DAYS      DAYS      DAYS       YEAR        TOTAL
                                     ----------   --------   --------   -------   -------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Loans and leases.................  $1,289,843     37,516     65,118   139,295   310,780   1,764,110   3,606,662
  Investment securities............     120,688     17,937     52,608    83,324   137,389     775,578   1,187,524
  Federal funds sold...............      15,450        100         --        --        --          --      15,550
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total Interest Earning Assets......  $1,425,981     55,553    117,726   222,619   448,169   2,539,688   4,809,736
                                     ----------   --------   --------   -------   -------   ---------   ---------
Interest-Bearing Liabilities:
  Demand -- Interest bearing.......  $    2,548      2,548      2,614        --        --     442,477     450,187
  Savings..........................     108,841    108,841    119,188        --        --     972,405   1,309,275
  Certificates and other time
    deposits.......................     324,023    146,905    120,075   304,352   337,884     412,403   1,645,642
  Securities sold under agreement
    to repurchase and other
    borrowings.....................     379,603         37      6,180       256    20,525      17,100     423,701
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total Interest Bearing
  Liabilities......................  $  815,015    258,331    248,057   304,608   358,409   1,844,385   3,828,805
                                     ----------   --------   --------   -------   -------   ---------   ---------
Total GAP..........................  $  610,966   (202,778)  (130,331)  (81,989)   89,760     695,303     980,931
                                     ==========   ========   ========   =======   =======   =========   =========
Cumulative GAP.....................  $  610,966   $408,188    277,857   195,868   285,628     980,931
                                     ==========   ========   ========   =======   =======   =========

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1996 totaled $523.7 million compared to $542.9 million at December 31, 1995, a decrease of 3.5%. The Corporation's stock repurchase program, detailed in the "Earnings Summary" portion of Management's Discussion and Analysis, reduced equity during 1996.

                                                              AS OF DECEMBER 31,
                                          ----------------------------------------------------------
                                                1996                 1995                 1994
                                          ----------------     ----------------     ----------------
                                                                (IN THOUSANDS)
Total equity............................  $523,707   10.02%     542,881    9.70%     523,319    9.14%
Common equity...........................   523,707   10.02%     542,881    9.70%     523,319    9.14%
Tangible common equity (a.).............   519,950    9.95%     536,934    9.60%     504,337    8.84%
Tier 1 capital (b.).....................   523,911   12.63%     538,032   14.53%     537,999   15.32%
Total risk-based capital (c.)...........   573,247   13.82%     584,872   15.80%     573,833   16.34%
Leverage (d.)...........................   523,911    9.63%     538,032    9.66%     537,999    9.53%

---------------

a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b) Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines/

c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

d) Tier 1 capital; computed as a ratio to the latest quarter's average assets less goodwill.

     The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") set capital guidelines for a financial institution to be considered
"well-capitalized." These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At December 31, 1996, the Corporation's risk-based capital equaled 13.82% of risk-adjusted assets, its Tier I capital ratio equaled 12.63% and its leverage ratio equaled 9.63%.

     The Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on August 19, 1993. The split was paid to shareholders of record as of August 30, 1993.

     During 1996, the Corporation's Directors increased the quarterly cash dividend, marking the fifteenth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $.29 paid has an indicated annual rate of $1.16 per share. Over the past five years the dividend has increased at an annual rate of approximately 8%.

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

     Reliance on borrowed funds decreased during the year as maturing investment portfolio securities were used to fund deposit withdrawals and repay borrowings. During the year, the Corporation sold, for liquidity purposes, approximately $200 million of fixed and adjustable rate residential real estate loans. The loan sales improved liquidity while restructuring the balance sheet to higher yielding assets.

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

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At December 31, 1996, the Parent Company and its subsidiaries all exceeded the minimum capital levels of the adequately capitalized category.

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

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR STATEMENT

     Information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above and within this report, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposit base, allowance for loan losses, demands for FirstMerit services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

     FirstMerit cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of FirstMerit in this report, in other reports and filings, in press releases and in oral statements, involve risks and uncertainties and are subject to change based upon the factors listed above and like items. Actual results could differ materially from those expressed or implied, and therefore the forward-looking statements should be considered in light of these factors. FirstMerit may from time to time issue other forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1996.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1996          1995
                                                                       ----------    -----------
                                                                            (IN THOUSANDS)
ASSETS
  Investment securities (at market value)............................  $1,187,524      1,403,059
  Federal funds sold.................................................      15,550         12,575
  Loans..............................................................   3,655,998      3,770,366
  Less allowance for possible loan losses............................      49,336         46,840
                                                                       ----------      ---------
     Net loans.......................................................   3,606,662      3,723,526
                                                                       ----------      ---------
     Total earning assets............................................   4,809,736      5,139,160
                                                                       ----------      ---------
  Cash and due from banks............................................     222,164        287,671
  Premises and equipment, net........................................     102,139         94,158
  Accrued interest receivable and other assets.......................      93,941         75,532
                                                                       ----------      ---------
                                                                       $5,227,980      5,596,521
                                                                       ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand-non-interest bearing.....................................  $  799,771        810,948
     Demand-interest bearing.........................................     450,187        432,409
     Savings.........................................................   1,309,275      1,454,876
     Certificates and other time deposits............................   1,645,642      1,803,692
                                                                       ----------      ---------
     Total deposits..................................................   4,204,875      4,501,925
                                                                       ----------      ---------
  Securities sold under agreements to repurchase and other
     borrowings......................................................     423,701        486,958
  Accrued taxes, expenses, and other liabilities.....................      75,697         64,757
                                                                       ----------      ---------
     Total liabilities...............................................   4,704,273      5,053,640
                                                                       ----------      ---------
  Commitments and contingencies......................................          --             --
  Shareholders' equity:
     Preferred stock, without par value: authorized and unissued
      7,000,000 shares...............................................          --             --
     Common stock, without par value: authorized 80,000,000 shares;
      issued 33,859,875 and 33,614,487 shares, respectively..........     107,343        103,861
     Treasury stock, 1,903,482 and 122,870 shares, respectively......     (59,258)       (2,963)
     Net unrealized holding (losses) on available for sale
      securities.....................................................      (2,217)       (1,292)
     Retained earnings...............................................     477,839        443,275
                                                                       ----------      ---------
     Total shareholders' equity......................................     523,707        542,881
                                                                       ----------      ---------
                                                                       $5,227,980      5,596,521
                                                                       ==========      =========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans...............................  $330,309      325,763      274,498
  Interest and dividends on investment securities:
     Taxable...............................................    75,498       82,836       86,941
     Exempt from federal income taxes......................     5,004        6,347        7,411
                                                             --------     --------     --------
                                                               80,502       89,183       94,352
  Interest on federal funds sold...........................       934        1,681        2,168
                                                             --------     --------     --------
     Total interest income.................................   411,745      416,627      371,018
                                                             --------     --------     --------
Interest expense:
  Interest on deposits:
     Demand-interest bearing...............................     7,839        9,202       10,429
     Savings...............................................    32,446       38,438       43,372
     Certificates and other time deposits..................    95,379       97,518       68,528
  Interest on securities sold under agreements to
     repurchase and other borrowings.......................    25,109       35,775       17,852
                                                             --------     --------     --------
     Total interest expense................................   160,773      180,933      140,181
                                                             --------     --------     --------
     Net interest income...................................   250,972      235,694      230,837
Provision for possible loan losses.........................    17,751       19,763        4,624
                                                             --------     --------     --------
     Net interest income after provision for possible loan
       losses..............................................   233,221      215,931      226,213
                                                             --------     --------     --------
Other income:
  Trust department.........................................    12,182       10,712       13,423
  Service charges on deposits..............................    24,372       20,622       20,482
  Credit card fees.........................................    11,415        9,372        8,254
  Investment securities gains (losses), net................    (1,776)         539          653
  Other operating income...................................    36,303       27,272       27,844
                                                             --------     --------     --------
     Total other income....................................    82,496       68,517       70,656
                                                             --------     --------     --------
Other expenses:
  Salaries, wages, pension and employee benefits...........    94,554      107,735       98,749
  Net occupancy expense....................................    17,468       16,598       13,446
  Equipment expense........................................    12,894       13,417       12,231
  Other operating expenses.................................    84,786       90,029       68,984
                                                             --------     --------     --------
     Total other expenses..................................   209,702      227,779      193,410
                                                             --------     --------     --------
     Income before federal income taxes and extraordinary
       item................................................   106,015       56,669      103,459
Federal income taxes.......................................    35,075       30,950       32,110
                                                             --------     --------     --------
     Income before extraordinary item......................    70,940       25,719       71,349
                                                             --------     --------     --------
Extraordinary item -- gain on disposition of assets after
  business combination (net of income tax effect of
  $3,015)..................................................        --        5,599           --
                                                             --------     --------     --------
     Net income............................................  $ 70,940       31,318       71,349
                                                             ========     ========     ========
Weighted average number of common shares outstanding.......    32,608       33,454       33,289
                                                             ========     ========     ========
Per share data based on average number of shares
  outstanding:
     Income before extraordinary item......................  $   2.18         0.77         2.14
     Extraordinary item....................................        --         0.17           --
                                                             --------     --------     --------
Net income per share.......................................  $   2.18         0.94         2.14
                                                             ========     ========     ========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   --------------------------------------------------------------------
                                                           NET UNREALIZED
                                                          HOLDING (LOSSES)                    TOTAL
                                    COMMON    TREASURY     AVAILABLE-FOR-      RETAINED   SHAREHOLDERS'
                                    STOCK      STOCK       SALE SECURITIES     EARNINGS      EQUITY
                                   --------   --------   -------------------   --------   -------------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1993.....  $ 96,593      (601)              --         404,129        500,121
  Net income.....................        --        --               --          71,349         71,349
  Cash dividends ($.98 per
     share)......................        --        --               --         (28,836)       (28,836)
  Stock options exercised........     3,983        --               --              --          3,983
  Treasury shares purchased......        --       (93)              --              --            (93)
  Market adjustment investment
     securities..................        --        --          (23,205)             --        (23,205)
                                   --------   -------          -------         -------        -------
Balance at December 31, 1994.....   100,576      (694)         (23,205)        446,642        523,319
  Net income.....................        --        --               --          31,318         31,318
  Cash dividends ($1.02 per
     share)......................        --        --               --         (35,299)       (35,299)
  Stock options exercised........     3,285        --               --              --          3,285
  Treasury shares purchased......        --    (2,269)              --              --         (2,269)
  Market adjustment investment
     securities..................        --        --           21,913              --         21,913
  Acquisition adjustment of
     fiscal year.................        --        --               --             614            614
                                   --------   -------          -------         -------        -------
Balance at December 31, 1995.....   103,861    (2,963)          (1,292)        443,275        542,881
  Net income.....................        --        --               --          70,940         70,940
  Cash dividends ($1.10 per
     share)......................        --        --               --         (36,376)       (36,376)
  Stock options exercised........     3,482        --               --              --          3,482
  Treasury shares purchased......        --   (56,295)              --              --        (56,295)
  Market adjustment investment
     securities..................        --        --             (925)             --           (925)
  Acquisition adjustment of
     fiscal year.................        --        --               --              --              0
                                   --------   -------          -------         -------        -------
Balance at December 31, 1996.....  $107,343   (59,258)          (2,217)        477,839        523,707
                                   ========   =======          =======         =======        =======

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996        1995        1994
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  70,940      31,318      71,349
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Provision for possible loan losses.....................     17,751      19,763       4,624
     Provision for depreciation and amortization............     10,120       8,862       8,353
     Amortization of investment securities premiums, net....      4,491       2,592       3,188
     Amortization of income for lease financing.............    (12,656)     (8,586)     (6,810)
     (Gains) losses on sales of investment securities,
       net..................................................      1,776        (539)       (653)
     Extraordinary gain on dispositions.....................         --      (5,599)         --
     Gain on sale of affiliate branches.....................    (13,210)         --          --
     Deferred federal income taxes..........................     15,549       2,305      11,172
     (Increase) decrease in interest receivable.............      2,657       2,356      (5,002)
     Increase in interest payable...........................        183       5,913       3,698
     Amortization of values ascribed to acquired
       intangibles..........................................      3,148       3,153       3,878
     Other increases (decreases)............................    (28,508)     41,282     (22,043)
                                                              ---------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     72,241     102,820      71,752
                                                              ---------    --------    --------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale -- sales...............................    343,600      98,688      56,673
  Held-to-maturity -- maturities............................         --     432,729     389,234
  Available-for-sale -- maturities..........................    301,468     200,895     184,294
Purchases of investment securities held-to-maturity.........         --     (55,507)   (263,518)
Purchases of investment securities available-for-sale.......   (437,223)   (437,840)   (435,630)
Net (increase) decrease in federal funds sold...............     (2,975)      1,125      60,888
Net (increase) decrease in loans and leases.................    111,769     (82,646)   (549,033)
Purchases of premises and equipment.........................    (22,405)    (27,949)    (17,255)
Sales of premises and equipment.............................      4,304      16,766       3,234
Sales of affiliate branches.................................     13,210          --          --
                                                              ---------    --------    --------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............    311,748     146,259    (571,113)
                                                              ---------    --------    --------
FINANCING ACTIVITIES
Net decrease in demand, NOW and savings deposits............   (139,000)   (143,226)    (21,539)
Net increase (decrease) in time deposits....................   (158,050)    103,694     133,315
Net increase (decrease) in securities sold under repurchase
  agreements and other borrowings...........................    (63,257)   (125,666)    412,726
Cash dividends..............................................    (36,376)    (35,299)    (28,836)
Purchase of treasury shares.................................    (56,295)     (2,269)        (93)
Proceeds from exercise of stock options.....................      3,482       3,285       3,983
                                                              ---------    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............   (449,496)   (199,481)    499,556
Increase (decrease) in cash and cash equivalents............    (65,507)     49,598         195
                                                              ---------    --------    --------
Cash and cash equivalents at beginning of year..............    287,671     238,073     237,878
                                                              ---------    --------    --------
Cash and cash equivalents at end of year....................  $ 222,164     287,671     238,073
                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Amortized cost of the held-to-maturity investment portfolio
  transferred to the available-for-sale portfolio...........  $      --     578,624          --
                                                              =========    ========    ========
Cash paid during the year for:
     Interest, net of amounts capitalized...................  $  91,158     100,740      97,836
     Income taxes...........................................  $  18,293      22,099      31,100
                                                              =========    ========    ========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. The Corporation's activities are considered to be a single industry segment for financial reporting purposes. The following is a description of the more significant accounting policies:

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of FirstMerit Corporation (the "Parent Company") and its wholly-owned subsidiaries: Citizens Investment Corporation, Citizens National Bank, Citizens Savings Corporation of Stark County, EST National Bank, First National Bank of Ohio, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, Old Phoenix National Bank of Medina, Peoples Bank, N.A., and Peoples National Bank. The results of operations of two former wholly-owned subsidiaries, FirstMerit Bank, N.A. and FirstMerit Trust Company, N.A., are included in the consolidated statements of income through December 30, 1996. These former subsidiaries were sold December 31, 1996. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      (h) Provision for Possible Loan Losses

          The provision for possible loan losses charged to operating expenses is determined based on Management's evaluation of the loan portfolios and the adequacy of the allowance for possible loan losses under current economic conditions and such other factors which, in Management's judgement, deserve current recognition.

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

      (j) Mortgage Servicing Fees

          The Corporation generally records loan administration fees earned for servicing loans for investors as income is collected. Earned servicing fees and late fees related to delinquent loan payments are also recorded as income is collected.

      (k) Federal Income Taxes

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

      (l) Value Ascribed to Acquired Intangibles

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     (m) Trust Department Assets and Income

         Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported generally on a cash basis which approximates the accrual basis of accounting.

     (n) Per Share Data

         The per share data is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

     (o) Reclassifications

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

     Details of the results of operations of the previously separate corporations including CIVISTA operating results for its fiscal year ended September 30, 1994 are as follows:

                                                        FIRSTMERIT
                                                        CORPORATION     CIVISTA     COMBINED
                                                        -----------     -------     --------
Interest income.....................................     $ 316,809      54,209      371,018
Net interest income.................................     $ 200,932      29,905      230,837
Net income..........................................     $  60,301      11,048       71,349

     The Corporation incurred a one-time charge of approximately $16.2 million ($0.48 per share) in the first quarter of 1995 related to the loss of certain tax benefits as a result of converting CIVISTA's thrift operations to national bank operations as well as other expenses related to the merger.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

3. INVESTMENT SECURITIES

     Investment securities are composed of:

                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                               ----------    ----------    ----------    ---------
December 31, 1996
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations.........................  $  660,199       1,517         5,975        655,741
Obligations of state and political
  subdivisions...............................      93,694         547           654         93,587
Mortgage-backed securities...................     324,818       2,458         1,999        325,277
Other securities.............................     112,224       1,434           739        112,919
                                               ----------      ------        ------      ---------
                                               $1,190,935       5,956         9,367      1,187,524
                                               ==========      ======        ======      =========
December 31, 1995
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations.........................  $  870,412       3,852         9,297        864,967
Obligations of state and political
  subdivisions...............................     108,435         914           507        108,842
Mortgage-backed securities...................     329,099       4,163         1,706        331,556
Other securities.............................      97,101       1,152           559         97,694
                                               ----------      ------        ------      ---------
                                               $1,405,047      10,081        12,069      1,403,059
                                               ==========      ======        ======      =========

     Effective December 31, 1995, the Corporation transferred all held-to-maturity investments to available-for-sale. As a result of this transfer, unrealized holding losses on available-for-sale securities were reduced by the after-tax amount of $1.2 million.

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties.

                                                                       AMORTIZED       MARKET
                                                                          COST          VALUE
                                                                       ----------     ---------
Due in one year or less..............................................  $  151,358       151,300
Due after one year through five years................................     358,652       358,860
Due after five years.................................................     129,067       128,186
  through ten years..................................................     551,858       549,178
                                                                       ----------     ---------
                                                                       $1,190,935     1,187,524
                                                                       ==========     =========

     Proceeds from sales of investment securities during the years December 31, 1996 and 1995 were $343,600 and $98,688, respectively. Gross gains of $2,003 and $1,384 and gross losses of $3,779 and $845 were realized on these sales, respectively.

     The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $724,886 and $741,185 at December 31, 1996 and 1995, respectively.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

4. LOANS

     Loans consist of the following:

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                          1996          1995
                                                                       ----------     ---------
Commercial, financial and agricultural...............................  $  748,858       588,864
Loans to individuals, net of unearned income.........................     811,561       777,990
Real estate..........................................................   1,936,342     2,223,561
Lease financing......................................................     159,237       179,951
                                                                       ----------     ---------
                                                                       $3,655,998     3,770,366
                                                                       ==========     =========

     The Corporation grants loans principally to customers located within the State of Ohio.

     Information with respect to impaired loans is as follows:

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1996        1995
                                                                            ------       -----
Impaired Loans...........................................................   $9,671       8,921
Allowance for Possible Loan Losses.......................................   $1,913         676
Interest Recognized......................................................   $  622          55
                                                                            ======       =====

     Earned interest on impaired loans is recognized as income is collected.

     The Corporation makes loans to officers and directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                           1996         1995
                                                                         --------     --------
Aggregate amount at beginning of year..................................  $ 34,173       46,311
Additions (deductions):
  New loans............................................................    16,549       14,493
  Repayments...........................................................   (10,235)      (9,446)
  Changes in directors and their affiliations..........................    (3,412)     (17,185)
                                                                         --------      -------
Aggregate amount at end of year........................................  $ 37,075       34,173
                                                                         ========      =======

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Balance at beginning of year...............................  $ 46,840       35,834       35,030
  Additions (deductions):
  Provision for possible loan
     losses................................................    17,751       19,763        4,624
  Loans charged off........................................   (20,841)     (12,925)      (7,695)
  Recoveries on loans previously charged off...............     5,975        4,168        3,875
  Decrease from sale of subsidiary.........................      (389)          --           --
                                                             --------     --------     --------
Balance at end of year.....................................  $ 49,336     $ 46,840     $ 35,834
                                                             ========     ========     ========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

6. MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING

     In accordance with Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," when the Corporation intends to sell originated or purchased loans and retain the related servicing rights, it allocates a portion of the total costs of the loans to the servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized over the average life of the loans using the straight-line method.

     The components of mortgage servicing rights are as follows:

        Balance at January 1, 1996, net.......................................  $   15
        Additions.............................................................   2,434
        Scheduled amortization................................................    (148)
        Less: allowance for impairment........................................       0
                                                                                ------
        Balance at December 31, 1996..........................................  $2,301
                                                                                ======

     In 1996, the Corporation's income before federal income taxes was increased by approximately $2.3 million as a result of the adoption of SFAS No. 122. The consolidated financial statements for 1995 and 1994 were prepared in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities," which provided for servicing rights to be recorded on purchased loans, but not originated loans.

     SFAS No. 122 also requires the Corporation to assess its capitalized servicing rights for impairment based on their current fair value. As permitted by SFAS No. 122, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance.

     At December 31, 1996 and 1995, the Corporation serviced for others approximately $871 million and $717 million, respectively. The following table provides servicing information for 1996:

                                                                               1996
                                                                             ---------
        Balance January 1, 1996............................................  $ 716,852
        Additions:
          Loans originated and sold to investors...........................    126,861
          Existing loans sold to investors.................................    167,746
        Reductions:
          Sale of servicing rights.........................................         --
          Loans sold servicing released....................................         --
          Regular amortization, prepayments and foreclosures...............   (140,402)
                                                                             ---------
        Balance December 31, 1996..........................................  $ 871,057
                                                                             =========

7. RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $7,306 during 1996. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1996, cash and due from banks included $5,155 deposited with the Federal Reserve Bank and other banks for these reasons.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1997 are restricted by the regulatory agencies principally to the total of 1997 net income. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                DECEMBER 31,          ESTIMATED
                                                            ---------------------      USEFUL
                                                              1996         1995         LIVES
                                                            --------     --------     ---------
Land......................................................  $ 11,425       11,450     --
Buildings.................................................    81,642       82,012     10-35 yrs
Equipment.................................................    58,126       55,926     3-15 yrs
Leasehold improvements....................................    13,124       13,346     1-20 yrs
                                                            --------      -------     --------
                                                             164,317      162,734
Less accumulated depreciation and amortization............    62,178       68,576
                                                            --------      -------
                                                            $102,139       94,158
                                                            ========      =======

     Amounts included in other expenses for depreciation and amortization aggregated $10,120, $8,862 and $8,353 for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

YEARS ENDING        LEASE
DECEMBER 31,     COMMITMENTS
------------     -----------
    1997           $ 8,389
    1998             7,405
    1999             6,532
    2000             4,065
    2001             4,570
 2002-2009          12,304
                   -------
                   $43,265
                   =======

     Rentals paid under noncancelable operating leases amounted to $8,819, $9,574 and $7,325 in 1996, 1995 and 1994, respectively.

9. CERTIFICATES AND OTHER TIME DEPOSITS

     The aggregate amounts of certificates and other time deposits of $100 and over at December 31, 1996 and 1995 were $271,634 and $230,429, respectively. Interest expense on these certificates and time deposits amounted to $13,016 in 1996, $14,360 in 1995, and $9,406 in 1994.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     At December 31, 1996 and 1995, securities sold under agreements to repurchase totaled $368,566 and $336,083, respectively. The average balance of securities sold under agreements to repurchase and other borrowings for the years ended December 31, 1996 and 1995, amounted to $515,556 and $609,247, respectively. In 1996, the weighted average annual interest rate amounted to 4.87%, compared to 5.87% in 1995. The maximum amount of these borrowings at any month end amounted to $608,782 in 1996 and $740,586 in 1995.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     At December 31, 1996, and 1995, the Corporation had $55,135 and $75,875, respectively, of Federal Home Loan Bank ("FHLB") advances. The 1996 balance includes: $37,000 that have maturities within one year with interest rates of 5.38% to 6.15%; $12,017 with maturities over one year to five years with interest rates of 4.65% to 6.40%; and $6,118 over five years with interest rates of 4.75% to 8.10%.

     Residential mortgage loans totaling $82,702 and $107,813 at December 31, 1996 and 1995, respectively, were pledged to secure FHLB advances.

11. FEDERAL INCOME TAXES

     Federal income taxes are comprised of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Taxes currently payable.......................................  $19,526      31,660      20,938
Deferred expense..............................................   15,549       2,305      11,172
                                                                -------      ------      ------
                                                                $35,075      33,965      32,110

     Actual Federal income tax expense differs from expected Federal income tax as shown below:

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                  1996        1995        1994
                                                                  -----       -----       -----
Statutory rate..................................................   35.0%       35.0%       35.0%
Increase (decrease) in rate due to:
  Interest income on tax-exempt securities and tax-free loans,
     net........................................................   -1.9%       -3.8%       -3.0%
  Goodwill amortization.........................................    1.5%        0.9%        0.7%
  Reduction to excess tax reserves..............................   -1.4%       -0.4%       -3.0%
  Exercise of options at acquisition............................    0.0%       -0.3%       -2.0%
  Loan loss recapture at acquisition............................    0.0%       19.0%        3.0%
  Merger expenses at acquisition................................    0.0%        1.4%        0.0%
  Other.........................................................   -0.1%        0.2%        0.3%
                                                                  -----       -----       -----
Effective tax rates.............................................   33.1%       52.0%       31.0%
                                                                  =====       =====       =====

     For 1996, 1995 and 1994, the deferred income tax expense results from temporary differences in the recognition of income and expense for Federal income tax and financial reporting purposes. The sources and tax effect of these temporary differences are presented below:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Loan loss provision...........................................  $ 6,323      (2,205)       (254)
Depreciation..................................................     (232)        375         (72)
Deferred loan fees, net.......................................      631       1,487         261
Leasing.......................................................    6,708       8,442       9,638
FAS 106 postretirement benefits...............................   (1,012)       (434)       (755)
FAS 87 pension expense........................................    1,678      (1,767)        491
FHLB stock dividends..........................................      844         771        (265)
Severance costs...............................................    1,315      (1,315)         --
Valuation reserves............................................      675        (526)       (929)
Other.........................................................   (1,381)     (2,523)      3,057
                                                                -------      ------      ------
Total deferred income tax.....................................  $15,549       2,305      11,172
                                                                =======      ======      ======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Principal components of the Corporation's net deferred tax (liability) are summarized as follows:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Excess of book loan provision over tax loan provision..................  $  5,254       11,577
Excess of tax depreciation over book depreciation......................    (3,858)      (4,090)
Leasing book basis income over tax basis...............................   (28,014)     (21,306)
Deferred loan fees tax basis income over book basis....................       930        1,561
Postretirement book basis expense over tax basis.......................     3,684        2,672
Pension book basis expense over tax basis..............................       121        1,799
FHLB stock book basis over tax basis...................................    (3,930)      (3,086)
Security portfolio tax basis over book basis...........................     1,192          695
Severance costs book basis over tax basis..............................        --        1,315
Valuation reserves book basis over tax basis...........................       780        1,455
Other..................................................................     3,075        1,694
                                                                         --------     --------
Total net deferred tax (liability).....................................  ($20,766)      (5,714)
                                                                         ========     ========

12. BENEFIT PLANS

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

     The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements:

                                                                        DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
     of $49,703, $48,567 and $44,114, respectively.........  $(55,222)     (54,780)     (46,845)
                                                             ========      =======      =======
Projected benefit obligation...............................   (70,119)     (73,926)     (64,788)
  Plan assets at fair value, primarily U.S. government
     obligations, corporate bonds and investments in equity
     funds.................................................    71,929       67,035       67,042
                                                             --------      -------      -------
Plan assets in excess of projected benefit obligation......     1,810       (6,891)       2,254
Unrecognized net gains (losses)............................    (3,215)         675       (3,223)
Unrecognized prior service cost............................     3,311        3,340        4,103
Remaining unrecognized net asset being amortized over
  employees' average remaining service life................      (999)      (1,206)        (832)
                                                             --------      -------      -------
Prepaid (accrued) pension cost.............................  $    907       (4,082)       2,302
                                                             ========      =======      =======
Expected long-term rate of return on assets................      9.00%        9.00%        9.00%
Weighted-average discount rate.............................      7.50%        7.25%        8.25%
Rate of increase in future compensation levels.............      4.75%        4.75%        5.00%
                                                             ========      =======      =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

Net pension cost consists of the following components:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Service cost..................................................  $ 3,728       3,290       3,729
Interest cost on projected benefit obligation.................    4,978       5,175       4,902
Actual return on plan assets..................................   (3,827)     (8,563)       (963)
Net total of other components.................................   (2,197)      2,976      (4,347)
                                                                -------      ------      ------
Net periodic pension cost.....................................  $ 2,682       2,878       3,321
                                                                =======      ======      ======

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches five years of credited service. Total savings plan expense was $2,108, $2,294 and $1,874 for 1996, 1995 and 1994,
respectively.

13. POSTRETIREMENT MEDICAL AND LIFE INSURANCE PLAN

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

     The following table sets forth the plan's status and amounts recognized in the Corporation's consolidated financial statements.

                                                                     DECEMBER 31,
                                                               -------------------------
                                                                  1996           1995
                                                               ----------     ----------
Accumulated postretirement benefit obligation:
  Retirees.................................................     $(20,259)       (15,691)
  Fully eligible actives...................................       (2,882)        (5,628)
  Other actives............................................       (7,747)        (8,166)
                                                                --------        -------
Total accumulated postretirement benefit obligation........      (30,888)       (29,485)
Unrecognized prior net loss................................        6,394          5,622
Unrecognized prior service costs...........................           --            647
Unrecognized transition obligation.........................       13,129         16,156
                                                                --------        -------
Accrued postretirement benefit cost........................     $(11,365)        (7,060)
                                                                ========        =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Net postretirement benefit cost includes:

                                                                YEAR ENDED DECEMBER 31,
                                                               -------------------------
                                                                  1996           1995
                                                               ----------     ----------
Service cost...............................................      $  945            811
Interest cost..............................................       2,133          2,107
Actual return on plan assets...............................          --             --
Amortization of transition obligation......................         821            950
Net of other amortization and deferrals....................         323             --
                                                                 ------          -----
Net periodic postretirement cost...........................      $4,222          3,868
                                                                 ======          =====

     The following actuarial assumptions effect the determination of these amounts:

                                                             PLAN YEAR JANUARY 1,
                                                          ---------------------------
                                                             1996            1995
                                                          -----------     -----------
Expected long-term rate of return on assets...........            N/A             N/A
Weighted-average discount rate........................          7.25%           7.25%
Medical trend rates:
  Pre-65..............................................     12.4%-6.0%      13.3%-6.0%
  Post-65.............................................     11.8%-6.1%      12.5%-6.1%

     Shown below is the impact of a 1% increase in the medical trend rates (i.e., pre-65, 13.9% for 1996 grading down to 7.0% in 2002; post-65, 13.2%
grading down to 7.1% in 2027). This information is required disclosure under SFAS No. 106.

                                                  CURRENT
                                                   TREND        TREND +1%       % CHANGE
                                                 ----------     ----------     ----------
Aggregate of the service and interest
  components of net periodic postretirement
  health care benefit cost...................     $  3,029         3,139           3.6%
Accumulated postretirement benefit obligation
  for health care benefits...................     $ 28,152        29,560           5.0%

14. STOCK OPTIONS

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

     Options under these plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation Committee of the Board and approved by the non-employee directors of the Board. Options are cancelable within defined periods based upon the reason for termination of employment.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

     In 1996 the Corporation adopted provisions of SFAS No. 123 by providing disclosures of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 1996 and 1995 along with significant assumptions used in determining the fair value of the compensation amounts.

                                                             1996            1995
                                                          -----------     -----------
Pro forma amounts:
  Net income..........................................    $    67,825          30,377
  Earnings per share..................................           2.08            0.91
Assumptions:
  Dividend yield......................................            4.4%            4.4%
  Expected volatility.................................           23.3%           23.7%
  Risk free interest rate.............................       5.2%-6.7%       6.3%-7.3%
  Expected lives......................................       5-6 yrs.          5 yrs.

     A summary of stock option activity for the last three years follows:

                                                              SHARES
                                                     -------------------------        RANGE OF
                                                     AVAILABLE                      OPTION PRICE
                                                     FOR GRANT      OUTSTANDING      PER SHARE
                                                     ----------     ----------     --------------
Balance
  December 31, 1993..............................    1,505,560        839,745      $ 4.32 - 24.19
     Exercised...................................           --        (57,544)       4.32 - 24.13
     Granted.....................................      (73,590)        73,590       23.25 - 23.50
                                                     ---------       --------      --------------
Balance
  December 31, 1994..............................    1,431,970        855,791        4.32 - 24.19
     Canceled....................................     (495,190)            --
     Exercised...................................           --       (420,883)       4.32 - 24.13
     Granted.....................................     (119,450)       119,450       22.50 - 26.25
                                                     ---------       --------      --------------
Balance
  December 31, 1995..............................      817,330        554,358        4.32 - 24.19
     Canceled....................................           --        (13,290)
     Exercised...................................           --       (172,520)       4.32 - 24.19
     Granted.....................................     (578,990)       578,990       29.50 - 33.94
                                                     ---------       --------      --------------
Balance
  December 31, 1996..............................      238,340        947,538      $ 4.61 - 33.94
                                                     ---------       --------      --------------

     The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Of the 200,000 shares available under the Plan, there were 12,512 and 12,752 shares issued in 1996 and 1995, respectively.

15. PARENT COMPANY

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                     DECEMBER 31,
                                                               -------------------------
                 CONDENSED BALANCE SHEETS                         1996           1995
                                                               ----------     ----------
ASSETS
Cash and due from banks....................................     $ 21,897          4,866
Investment securities......................................        1,161          1,036
Loans to subsidiaries......................................       40,789        104,017
Investment in subsidiaries, at equity in underlying value
  of their net assets......................................      430,708        433,571
Net loans..................................................       30,179             --
Goodwill...................................................          267            400
Other assets...............................................       10,386         10,363
                                                                --------        -------
                                                                $535,387        554,253
                                                                ========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities..............................     $ 11,680         11,372
Shareholders' equity.......................................      523,707        542,881
                                                                --------        -------
                                                                $535,387        554,253
                                                                ========        =======

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
              CONDENSED STATEMENTS OF INCOME                      1996           1995           1994
                                                               ----------     ----------     ----------
Income:
Cash dividends from subsidiaries...........................     $ 73,800         87,400         44,916
Other income...............................................       60,348         37,069         23,423
                                                                --------        -------         ------
                                                                 134,148        124,469         68,339
Interest and other expenses................................       59,970         59,652         29,988
                                                                --------        -------         ------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries.....................       74,178         64,817         38,351
Federal income tax (benefit)...............................       (1,189)         5,215         (4,103)
                                                                --------        -------         ------
                                                                  75,367         59,602         42,454
Equity in undistributed income (loss) of subsidiaries,
  including extraordinary gain in 1995 of $5,599...........       (4,427)       (28,284)        28,895
                                                                --------        -------         ------
                                                                $ 70,940         31,318         71,349
                                                                ========        =======         ======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
              CONDENSED STATEMENTS OF INCOME                      1996           1995           1994
                                                               ----------     ----------     ----------
Operating activities:
Net income.................................................    $  70,940         31,318         71,349
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiaries.............        4,427         28,284        (28,895)
Gain on sale of assets -- FMER Bank, N.A...................         (490)            --             --
Cash received on FMER Bank, N.A. sale......................       13,060             --             --
Addition to Provision for loan losses......................           --          1,100             --
Other......................................................        3,396         12,190        (11,467)
                                                               ---------        -------        -------
Net cash provided by operating activities..................       91,333         72,892         30,987
                                                               ---------        -------        -------
Investing activities:
Proceeds from maturities of investment securities..........           --         10,262          3,544
Loans to subsidiaries......................................       63,228        (47,954)        (5,497)
Payments for investments in and advances to subsidiaries...           --             --        (11,000)
Repayments for investments in/advances to subsidiaries.....           --             --          1,171
Net increase in loans......................................      (31,208)            --             --
Purchases of investment securities.........................         (133)          (196)          (993)
                                                               ---------        -------        -------
Net cash (used) provided by investing activities...........       31,887        (37,888)       (12,775)
                                                               ---------        -------        -------
Financing activities:
Cash dividends.............................................      (36,376)       (35,299)       (28,836)
Proceeds from exercise of stock options....................        3,482          3,285          3,890
Purchase of treasury shares................................      (56,295)        (2,269)           (93)
Loans made to First National Bank of Ohio..................      (17,000)            --             --
                                                               ---------        -------        -------
Net cash used by financing activities......................     (106,189)       (34,283)       (25,039)
                                                               ---------        -------        -------
Net increase (decrease) in cash and cash equivalents.......       17,031            721         (6,734)
Cash and cash equivalents at beginning of year.............        4,866          4,145         10,879
                                                               ---------        -------        -------
Cash and cash equivalents at end of year...................    $  21,897          4,866          4,145
                                                               =========        =======        =======

16. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                           1996                        1995
                                                 ------------------------     -----------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT         VALUE        AMOUNT         VALUE
                                                 ----------     ---------     ---------     ---------
Financial assets:
  Investment securities......................    $1,187,524     1,187,524     1,403,059     1,403,059
  Federal funds sold.........................        15,550        15,550        12,575        12,575
  Net loans..................................     3,606,662     3,585,534     3,723,526     3,704,374
  Cash and due from banks....................       222,164       222,164       287,671       287,671
  Accrued interest receivable................        23,489        23,489        35,584        35,584
Financial liabilities:
  Deposits...................................     4,204,875     4,209,789     4,501,925     4,514,823
  Securities sold under agreements to
     repurchase and other borrowings.........       423,701       423,852       486,958       486,809
  Accrued interest payable...................        16,433        16,433        16,252        16,252
Unrecognized financial instruments:
  Commitments to extend credit...............            --            --            --            --
  Standby letters of credit and financial
     guarantees written......................            --            --            --            --
  Loans sold with recourse...................            --            --            --            --

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    1996          1995
                                                                 ----------     ---------
Commitments to extend credit.................................    $1,295,118     1,015,723
                                                                 ==========     =========
Standby letters of credit and financial guarantees written...    $   89,404        75,898
                                                                 ==========     =========
Loans sold with recourse.....................................    $    1,361         1,702
                                                                 ==========     =========

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $30,965 and $35,427 at December 31, 1996 and 1995, respectively, the remaining guarantees extend in varying amounts through 2020. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

18. EXTRAORDINARY GAIN AND UNUSUAL CHARGES

     During the third quarter, the corporation recorded a one-time Savings Association Insurance Fund ("SAIF") recapitalization charge that totaled $10.2 million. The charge was mandated by legislation passed by Congress and signed into law September 30, 1996.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     During 1995, the Corporation recognized an extraordinary gain of $5,599, net of taxes of $3,015, from the sale of several apartment complexes formerly owned by a CIVISTA subsidiary.

     Other 1995 unusual charges included the following items: a) fees, expenses, and lost tax benefits of $16,214 related to the acquisitions of CIVISTA; b) an expense of $2,199 related to an early retirement program; and c) a reengineering plan that was implemented to improve the overall operating effectiveness of the Corporation, improve productivity within the branch network and centralize operational functions previously handled by affiliate banks. The charges associated with this plan totaled $17,838 on a pre-tax basis, the components of which were as follows: $6,584 in adjustments to the value of buildings, equipment and other assets; $2,875 increase to reserves; $4,688 in severance costs; and $3,691 in consulting, sales training, and merchandising expenses consistent with the launch of FirstMerit's new retail emphasis. The severance charge relates to a management and employee staff reduction of approximately 400 people. As of December 31, 1996, implementation of the reengineering plan that began in 1995 was completed.

19. CONTINGENCIES

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended December 31, 1996 and 1995 are summarized as follows:

                                                              QUARTERS
                                            --------------------------------------------
                                             FIRST       SECOND       THIRD      FOURTH
                                            --------     -------     -------     -------
                                            IN THOUSANDS (EXCEPT PER SHARE DATA)
Total interest income.............. 1996    $101,627     103,385     104,362     102,371
                                    ====    ========     =======     =======     =======
                                    1995    $102,866     104,793     104,801     104,167
                                    ====    ========     =======     =======     =======
Net interest income................ 1996    $ 60,390      63,505      63,928      63,149
                                    ====    ========     =======     =======     =======
                                    1995    $ 58,507      57,709      59,285      60,193
                                    ====    ========     =======     =======     =======
Provision for possible loan
  losses........................... 1996    $  2,957       3,170       3,485       8,139
                                    ====    ========     =======     =======     =======
                                    1995    $  2,712       2,586       2,820      11,645
                                    ====    ========     =======     =======     =======
Income (loss) before federal income
  taxes............................ 1996    $ 28,817      28,679      19,835      28,684
                                    ====    ========     =======     =======     =======
                                    1995    $ 18,100      19,026      24,916      (5,373)
                                    ====    ========     =======     =======     =======
Extraordinary item, net of tax
  effect........................... 1996          --          --          --          --
                                    ====    ========     =======     =======     =======
                                    1995          --          --          --       5,599
                                    ====    ========     =======     =======     =======
Net income......................... 1996    $ 19,253      19,221      13,447      19,019
                                    ====    ========     =======     =======     =======
                                    1995    $ (1,184)     12,664      16,649       3,189
                                    ====    ========     =======     =======     =======
Income (loss) per share before
  extraordinary item............... 1996    $   0.58        0.59        0.42        0.59
                                    ====    ========     =======     =======     =======
                                    1995    $  (0.04)       0.38        0.50       (0.07)
                                    ====    ========     =======     =======     =======
Extraordinary item, net of tax
  effect, per share................ 1996          --          --          --          --
                                    ====    ========     =======     =======     =======
                                    1995          --          --          --        0.17
                                    ====    ========     =======     =======     =======
Net income per share............... 1996    $   0.58        0.59        0.42        0.59
                                    ====    ========     =======     =======     =======
                                    1995    $  (0.04)       0.38        0.50        0.10
                                    ====    ========     =======     =======     =======

21. SHAREHOLDER RIGHTS PLAN

     The Corporation has in effect a shareholder rights plan ("Plan"). The Plan provides that each share of Common Stock has one right attached. Under the Plan, subject to certain conditions, the Rights would be distributed after either of the following events: (1) a person acquires 10% or more of the Common Stock of the Corporation, or (2) the commencement of a tender offer that would result in a change in the ownership of 10% or more of the Common Stock. After such an event, each Right would entitle the holder to purchase shares of Series A Preferred Stock of the Corporation. Subject to certain conditions, the Corporation may redeem the Rights for $0.01 per Right.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

22. REGULATORY MATTERS

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to quantitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the "Capital Resources" section of Management's Discussion and Analysis of financial condition and results of operations.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In Management's opinion there are no conditions or events since the OCC's notification that have changed the Corporation's categorization as well capitalized.

                                                                                          TO BE WELL
                                                                                       CAPITALIZED UNDER
                                                                PER CAPITAL            PROMPT CORRECTIVE
                                           ACTUAL            ADEQUACY PURCHASES        ACTION PROVISIONS
                                     ------------------     --------------------     ---------------------
                                      AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                     --------     -----     ----------     -----     ----------     ------
As of December 31, 1996:
Total Capital
  (to Risk Weighted Assets)........  $573,247     13.82%     *331,861      *8.0%     *414,826      *10.0%
Tier I Capital
  (to Risk Weighted Amount)........  $523,911     12.63%     *165,931      *4.0%     *248,896       *6.0%
Tier I Capital
  (to Average Assets)..............  $523,911      5.63%     *217,575      *4.0%     *271,893       *5.0%

* greater than or equal to


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

/s/  JOHN R. COCHRAN                            /s/  JACK R. GRAVO
JOHN R. COCHRAN                                 JACK R. GRAVO
President and Chief                             Executive Vice President
Executive Officer                               Finance and Administration

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMerit Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand

Akron, OH
January 16, 1997

  AVERAGE CONSOLIDATED BALANCE SHEETS, FULLY-TAX EQUIVALENT INTEREST RATES AND
                             INTEREST DIFFERENTIAL

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                         1996                                1995                               1994
                            -------------------------------     ------------------------------     ------------------------------
                             AVERAGE                AVERAGE      AVERAGE               AVERAGE      AVERAGE               AVERAGE
                             BALANCE     INTEREST    RATE        BALANCE    INTEREST    RATE        BALANCE    INTEREST    RATE
                            ----------   --------   -------     ---------   --------   -------     ---------   --------   -------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Investment securities:
  U.S. Treasury securities
    and U.S. Government
    agency obligations
    (taxable).............  $1,110,581     69,010     6.21%     1,218,604     75,759     6.22%     1,289,286     74,960     5.81%
  Obligations of states
    and political
    subdivisions (tax-
    exempt)...............     100,630      7,404     7.36        122,244      9,369     7.66        145,199     11,011     7.58%
  Other securities........      99,977      6,489     6.49        106,176      7,077     6.67        190,239     11,981     6.30%
                            ----------    -------               ---------    -------               ---------    -------
      Total investment
        securities........   1,311,188     82,903     6.32      1,447,024     92,205     6.37      1,624,724     97,952     6.03%
Federal funds sold........      19,233        934     4.86         22,011      1,681     7.64         55,126      2,168     3.93%
Loans.....................   3,812,900    330,951     8.68      3,818,486    326,581     8.55      3,350,162    275,488     8.22%
Less allowance for
  possible loan losses....      47,392         --       --         37,923         --       --         36,040         --       --
                            ----------    -------               ---------    -------               ---------    -------
      Net loans...........   3,765,508    330,951     8.79      3,780,563    326,581     8.64      3,314,122    275,488     8.31%
                            ----------    -------               ---------    -------               ---------    -------
      Total earning
        assets............   5,095,929    414,788     8.14      5,249,598    420,467     8.01      4,993,972    375,608     7.52%
                                          -------                            -------                            -------
Cash and due from banks...     207,533                            220,787                            204,513
Other assets..............     175,020                            184,426                            187,273
                            ----------                          ---------                          ---------
      Total assets........  $5,478,482                          5,654,811                          5,385,758
                            ==========                          =========                          =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits:
  Demand -- non-interest
    bearing...............  $  745,102         --       --        725,287         --       --        666,469         --       --
  Demand -- interest
    bearing...............     447,524      7,839     1.75        426,608      9,202     2.16        460,994     10,429     2.26%
  Savings.................   1,399,011     32,446     2.32      1,514,374     38,438     2.54      1,710,909     43,372     2.54%
  Certificates and other
    time deposits.........   1,772,150     95,379     5.38      1,782,817     97,518     5.47      1,607,616     68,528     4.26%
                            ----------    -------               ---------    -------               ---------    -------
      Total deposits......   4,363,787    135,664     3.11      4,449,086    145,158     3.26      4,445,988    122,329     2.75%
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings....     515,556     25,109     4.87        609,247     35,775     5.87        374,351     17,853     4.77%
                            ----------    -------               ---------    -------               ---------    -------
      Total interest
        bearing
        liabilities.......   4,134,241    160,773     3.89      4,333,046    180,933     4.18      4,153,870    140,182     3.37%
                            ----------    -------               ---------    -------               ---------
Other liabilities.........      71,240                             68,440                             50,559
Shareholders' equity......     527,899                            528,038                            514,860
                            ----------                          ---------                          ---------
      Total liabilities
        and shareholders'
        equity............  $5,478,482                          5,654,811                          5,385,758
                            ==========                          =========                          =========
Net yield on earning
  assets..................                254,015     4.98                   239,534     4.56                   235,426     4.71
                                          =======     ====                   =======     ====                   =======     ====
Interest rate spread......                            4.25                               3.83                               4.15
                                                      ====                               ====                               ====
Income on tax-exempt
  securities and loans....                  6,241                              8,034                             10,454
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see "Election of Directors" on pages 1 through 5 of FirstMerit's Proxy Statement dated February 26, 1997 ("Proxy Statement"), which is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 25, and pages 1 through 5, respectively, of the Proxy Statement, which are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements appear in Part II of this Report:

        Consolidated Balance Sheets

           December 31, 1996 and 1995

        Consolidated Statements of Income

           Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Changes in Shareholders' Equity

           Years ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Cash Flows

           Years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

           Years ended December 31, 1996, 1995 and 1994

        Management's Report

           Independent Auditors' Report

     (a)(2) Financial Statement Schedules

        All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this report.

     (a)(3) Management Contracts or Compensatory Plans or Arrangements

        See those documents listed on the Exhibit Index which are marked as such.

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by FirstMerit during the fourth quarter of 1996.

     (c) Exhibits

        See the Exhibit Index.

     (d) Financial Statements

        See subparagraph (a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 26th day of February, 1997.

                                            FirstMerit Corporation

                                            By: /s/ John R. Cochran
                                              ----------------------------------
                                              John R. Cochran, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 20th day of February, 1997 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

               SIGNATURE                                         TITLE
----------------------------------------  ---------------------------------------------------

  /s/ JOHN R. COCHRAN                     President and Chief Executive Officer (Principal
----------------------------------------  Executive Officer) and Director
  John R. Cochran

  /s/ JACK R. GRAVO                       Executive Vice President (Principal Financial
----------------------------------------  Officer and Principal Accounting Officer)
  Jack R. Gravo

  /s/ KAREN S. BELDEN                     Director
----------------------------------------
  Karen S. Belden

  /s/ R. CARY BLAIR                       Director
----------------------------------------
  R. Cary Blair

  /s/ JOHN C. BLICKLE                     Director
----------------------------------------
  John C. Blickle

  /s/ ROBERT W. BRIGGS                    Director
----------------------------------------
  Robert W. Briggs

  /s/ ROBERT M. CARTER                    Director
----------------------------------------
  Robert M. Carter

  /s/ ELIZABETH A. DALTON                 Director
----------------------------------------
  Elizabeth A. Dalton

  /s/ TERRY L. HAINES                     Director
----------------------------------------
  Terry L. Haines

  /s/ CLIFFORD J. ISROFF                  Director
----------------------------------------
  Clifford J. Isroff

  /s/ PHILIP A. LLOYD, II                 Director
----------------------------------------
  Philip A. Lloyd, II

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

  /s/ GILBERT H. NEAL                     Director
----------------------------------------
  Gilbert H. Neal

  /s/ ROGER T. READ                       Director
----------------------------------------
  Roger T. Read

  /s/ JUSTIN T. ROGERS, JR.               Director
----------------------------------------
  Justin T. Rogers, Jr.

  /s/ DEL SPITZER                         Director
----------------------------------------
  Del Spitzer

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER
----------
(3)(a)(1)    Amended and Restated Articles of Incorporation, as amended, of FirstMerit
             Corporation
(3)(b)       Code of Regulations, as amended, of FirstMerit Corporation
(3)(c)(2)    Amended and Restated Shareholders Rights Agreement
(4)          Description of Shares (contained in Exhibit 3(a) above)
(10)(a)(3)   1982 Incentive Stock Option Plan of FirstMerit Corporation*
(10)(b)      Amended and Restated 1992 Stock Option Program of FirstMerit Corporation*
(10)(c)      1992 Directors Stock Option Program*
(10)(d)(4)   FirstMerit Corporation 1995 Restricted Stock Plan*
(10)(e)      1997 Stock Option Program of FirstMerit Corporation*
(10)(f)(5)   1985 FirstMerit Corporation Stock Plan (CV)*
(10)(g)(6)   1993 FirstMerit Corporation Stock Plan (CV)*
(10)(h)      Amended and Restated FirstMerit Corporation Executive Deferred Compensation
             Plan*
(10)(i)      Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan*
(10)(j)(7)   FirstMerit Corporation Executive Supplemental Retirement Plan*
(10)(k)(8)   FirstMerit Corporation Unfunded Supplemental Benefit Plan*
(10)(l)(9)   First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit
             Plan*
(10)(m)(10)  Supplemental Pension Agreement of John R. Macso*
(10)(n)(11)  FirstMerit Corporation Executive Committee Life Insurance Program Summary*

---------------

 1 Incorporated by reference to Exhibit 3(i) of FirstMerit's Forms 8-K filed with the Commission on April 27, 1995.

 2 Incorporated by reference to Exhibit 4 of FirstMerit's Registration Statement on Form 8-A/A filed with the Commission on July 18, 1996

 3 Incorporated by reference to Exhibit 4.2 of FirstMerit's Registration
   Statement on Form S-8 (No. 33-7266), filed with the Commission on July 15, 1986.

 4 Incorporated by reference to Exhibit (10)(d) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

 5 Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form S-8 No.
   33-57557, filed with the Commission on February 1, 1995.

 6 Incorporated by reference to Exhibit (10)(b) of FirstMerit's Form S-8 No.
   33-57557, filed with the Commission on February 1, 1995.

 7 Incorporated by reference to Exhibit (10)(d) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 15, 1996.

 8 Incorporated by reference to Exhibit (10)(j) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

9 Incorporated by reference to Exhibit (10)(v) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

10 Incorporated by reference to Exhibit (10)(r) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1991, filed with the Commission on March 16, 1992.

11 Incorporated by reference to Exhibit (10)(w) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

 EXHIBIT
  NUMBER
----------
(10)(o)(12)  Long Term Disability Plan*
(10)(p)(13)  Employment Agreement of John R. Cochran*
(10)(q)(14)  Restricted Stock Award Agreement of John R. Cochran*
(10)(r)      Form of FirstMerit Corporation Termination Agreement*
(10)(s)(15)  Form of Director and Officer Indemnification Agreement and Undertaking*
(10)(t)(16)  Distribution Agreement, by and among FirstMerit Corporation, First National Bank of Ohio and the Agents
(10)(u)(17)  Form of First National Bank of Ohio Global Bank Note (Fixed Rate)
(10)(v)(18)  Form of First National Bank of Ohio Global Bank Note (Floating Rate)
(21)         Subsidiaries of FirstMerit Corporation
(23)         Consent of Coopers & Lybrand
(27)         Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement

---------------

12 Incorporated by reference to Exhibit (10)(x) of FirstMerit's Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 2, 1995.

13 Incorporated by reference to Exhibit (10)(a) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

14 Incorporated by reference to Exhibit (10)(e) of FirstMerit's Form 10-Q for the fiscal quarter ended March 31, 1995, filed with the Commission on May 15, 1995.

15 Incorporated by reference to Exhibit (10)(i) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

16 Incorporated by reference to Exhibit (10)(ii) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

17 Incorporated by reference to Exhibit (10)(iii) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.

18 Incorporated by reference to Exhibit (10)(iv) of FirstMerit's Form 8-K/A filed with the Commission on April 27, 1995.