Form 10-K405/A
period 1996-12-31
FIRSTMERIT CORP
filed 1997-04-30
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ==================

                                   FORM 10-K/A

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-10161

                                 AMENDMENT NO. 1

                             FIRSTMERIT CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                         34-1339938
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO 44308              (330) 996-6300
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

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1997: 31,910,209 Shares of Common Stock, No Par Value.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Proxy Statement of FirstMerit Corporation, dated February 26, 1997, in Part III.

                    The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1996, for the purpose of furnishing the financial statements for the FirstMerit Corporation Employee Stock Purchase Plan and the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan:

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

                             FIRSTMERIT CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN
                     REPORT ON AUDITS OF FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    CONTENTS

                                                                           PAGE
                                                                           ----

Report of Independent Accountants...................................          1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits
      at December 31, 1996 and 1995.................................          2

  Statements of Changes in Net Assets Available for Plan
      Benefits for the years ended December 31, 1996 and
      1995..........................................................          3

Notes to Financial Statements.......................................        4-5



FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

REPORT OF INDEPENDENT ACCOUNTANTS

To the Trustees of the
FirstMerit Corporation
Employee Stock Purchase Plan:

We have audited the accompanying statements of net assets available for plan benefits of the FirstMerit Corporation Employee Stock Purchase Plan (the "Plan") as of December 31, 1996 and 1995 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for Plan benefits of the Plan as of December 31, 1996 and 1995 and the changes in net assets available for Plan benefits for the years then ended, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand, L.L.P.
Akron, Ohio
April 14, 1997

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1996 and 1995

                 ASSETS                                              1996             1995
                                                               --------------- ---------------

Cash                                                           $      169,828  $      118,479

Receivable from employees                                              14,161          13,198

Receivable from employer                                                   -           24,528
                                                               --------------- ---------------
                                                                      183,989         156,205

Investment in FirstMerit Corporation common
      stock, at fair value                                            897,866         734,490
                                                               --------------- ---------------

            Net assets available for plan benefits             $    1,081,855  $      890,695
                                                               =============== ===============





The accompanying notes are an integral part of the financial statements.


FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

for the years ended December 31, 1996 and 1995

                                                                                            1996              1995
                                                                                     ----------------- -----------------

Additions to plan assets attributable to:
    Employee contributions                                                           $        360,854  $        310,278
    Employer contributions                                                                     61,851            36,301
    Dividend income                                                                            29,898            25,775
    Net appreciation (depreciation) in fair value of
         FirstMerit Corporation common stock                                                   88,628           128,081
                                                                                     ----------------- -----------------

            Total additions                                                                   541,231           500,435
                                                                                     ----------------- -----------------

Deductions to plan assets attributable to:

    Benefits paid to participants                                                             318,349           205,827
    Dividends paid to participants                                                             31,722            25,755
                                                                                     ----------------- -----------------

            Total deductions                                                                  350,071           231,582
                                                                                     ----------------- -----------------

            Net increase                                                                      191,160           268,853

Net assets available for plan benefits, beginning of  year                                    890,695           621,842
                                                                                     ----------------- -----------------

Net assets available for plan benefits, end of year                                  $      1,081,855  $        890,695
                                                                                     ================= =================



The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS


       1.PLAN DESCRIPTION:

       The following brief description of the FirstMerit Corporation (the "Corporation") Employee Stock Purchase Plan (the "Plan") is provided for general information purposes only. Participants should refer to the Prospectus for more complete information

       GENERAL: The Board of Directors of the Corporation established the Plan on February 13, 1992 which was approved by the shareholders at the annual meeting on April 8, 1992. The Plan provides eligible full-time employees of the Corporation with the opportunity to acquire the Corporation's Common Shares on a payroll deduction basis.

       CONTRIBUTIONS: Contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to five percent of the participant's compensation. As of January 1, 1996, contributions may also include reinvestment of dividends. The election to participate in the Plan must be completed on or before 15 business days prior to the commencement of a semiannual grant period. The semiannual grant dates are July 2 and January 2.

       All contributions to the Plan are maintained by the Trust Services Division of First National Bank of Ohio. First National Bank of Ohio is a subsidiary of the Corporation, as well as the trustee of the Plan.

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

       ELIGIBILITY: Any person who has been employed by the Corporation or any of its subsidiaries for at least six months and who currently is employed on a regular full-time basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees. As of January 1, 1996, the Plan was amended to require that upon termination, employees will automatically receive their Plan assets.


FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS




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






FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

       2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION: The accompanying financial statements have been prepared on an accrual basis in accordance with generally accepted accounting principles.

       USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS: Management has determined that the carrying amount of financial instruments, as reported on the statement of net assets available for Plan benefits, approximates fair value.

       3.RIGHT TO TERMINATE:

       Although it has not expressed any interest to do so, the Corporation has the right to terminate the Plan at any time. In the event of Plan termination all assets in the Plan must be used solely for distributions to Plan participants.

       4.INCOME TAX STATUS:

       The Plan is a non-qualified plan under the Internal Revenue Code. The Plan is not exempt from federal income taxes.

                     FIRSTMERIT CORPORATION AND SUBSIDIARIES

                   EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                           AND SUPPLEMENTAL SCHEDULES

                 for the years ended December 31, 1996 and 1995


INDEX OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                                                                    PAGES
Report of Independent Accountants..................................................................    1

Financial Statements:

    Statements of Net Assets Available for Plan Benefits at December 31, 1996 and 1995.............    2

    Statements of Changes in Net Assets Available for Plan Benefits for the years
     ended December 31, 1996 and 1995 .............................................................    3

    Notes to Financial Statements..................................................................  4-8

Supplemental Schedules:

    Assets Held for Investment as of  December 31, 1996............................................    9

    Transactions or Series of Transactions in Excess of 5% of the Current Value of
     Plan Assets ..................................................................................   10




FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors FirstMerit Corporation

We have audited the statements of net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan (the Plan) as of December 31, 1996 and 1995, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules included on pages 9 and 10 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.


/s/ Coopers & Lybrand, L.L.P.
Akron, Ohio
April 11, 1997

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1996 and 1995

                                                                                           1996              1995
                                                                                     ----------------- -----------------

Mutual funds:
    Federated Government Obligations Fund                                            $          1,170  $        133,401
    Federated Short/Intermediate Government Fund                                              893,257           841,341
    Federated Capital Preservation Fund                                                     2,557,366         2,576,585
    Fidelity Advisor Series IV Ltd. Term Bond Fund                                            980,163           921,724
    Fidelity Advisor Equity Portfolio Growth Fund                                           3,855,632         2,977,691
    Fidelity Blue Chip Growth Fund                                                          4,403,645         3,603,369
    Fidelity Overseas Fund                                                                  1,388,084         1,130,681
    Newpoint Equity Fund                                                                    1,954,353         1,451,931
                                                                                     ----------------- -----------------

                                                                                           16,033,670        13,636,723
                                                                                     ----------------- -----------------

FirstMerit Corporation Common Stock                                                        32,496,061        26,372,280
                                                                                     ----------------- -----------------

              Total                                                                        48,529,731        40,009,003
                                                                                     ----------------- -----------------

Cash                                                                                          143,978            98,354
Receivable from participants                                                                  133,638
Receivable from employers                                                                      82,399
Loans to participants                                                                         334,416           169,548
                                                                                     ----------------- -----------------

                                                                                              694,431           267,902
                                                                                     ----------------- -----------------

              Net assets available for plan benefits                                 $     49,224,162  $     40,276,905
                                                                                     ================= =================


The accompanying notes are an integral part of these financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1996 and 1995


                                                                                            1996              1995
                                                                                      ----------------- -----------------
Additions:
    Contributions:
      Participants' contributions                                                     $      3,617,325  $      3,547,691
      Employers' contributions                                                               2,234,702         2,233,162
                                                                                      ----------------- -----------------

                                                                                             5,852,027         5,780,853
                                                                                      ----------------- -----------------

Investment income:
    Interest                                                                                    19,406            10,321
    Dividends                                                                                1,333,178         1,160,095
    Net realized gain and unrealized appreciation (depreciation) of investments              5,917,287         6,127,616
                                                                                      ----------------- -----------------

                                                                                             7,269,871         7,298,032
                                                                                      ----------------- -----------------

Assets received from new participants                                                           61,004         1,044,452
                                                                                      ----------------- -----------------

              Total additions                                                               13,182,902        14,123,337
                                                                                      ----------------- -----------------

Deductions:
    Withdrawals by former participants                                                       4,235,645         3,687,741
                                                                                      ----------------- -----------------

              Total deductions                                                               4,235,645         3,687,741
                                                                                      ----------------- -----------------

              Excess of additions over deductions                                            8,947,257        10,435,596
                                                                                      ----------------- -----------------

Net assets available for plan benefits at beginning of period                               40,276,905        29,841,309
                                                                                      ----------------- -----------------

Net assets available for plan benefits at end of period                               $     49,224,162  $     40,276,905
                                                                                      ================= =================


The accompanying notes are an integral part of these financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

       1.   DESCRIPTION OF THE PLAN:

       The following brief description of the FirstMerit Corporation and Subsidiaries (FirstMerit) Employees' Salary Savings Retirement Plan (the
       Plan) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan's provisions.

       A.   General

              The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit, First National Bank of Ohio, The Old Phoenix National Bank of Medina, Peoples National Bank, Peoples Bank N.A., FirstMerit Trust Co. N.A., EST National Bank, and Citizens National Bank (effective February 1, 1995) (the "employers") who have one year of service and have attained the age of 21. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       B.   Contributions

             The Plan permits each participant to contribute from one percent to fiftee percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant's voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

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

              The Plan also includes a Retiree Medical Matching Program whereby each employer makes additional matching contributions equal to 50% of the participant's voluntary pretax employee contributions which do not exceed three percent of the participant's basic compensation. Participants will become vested in the Retiree Medical Matching Program upon achieving five years of service or upon attaining normal retirement age.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

       C.  Participants' Accounts

              First National Bank of Ohio (a subsidiary of FirstMerit), as the trustee for the Plan, maintains separate accounts for each participant. The Plan allows each participant to direct their contributions in FirstMerit Corporation common stock, a stable value fund, a short-term government bond fund, an intermediate bond fund, a high-quality, large capitalized stock fund, a blue chip growth fund, a growth stock fund, an international stock fund, or a combination thereof with the minimum investment in any option of 5%. Employer matching contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.

       D.  Payment of Benefits:

              Distributions to participants are made by one or more of the following methods: (1)a single lump-sum payment, in cash; or (2)payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participant's life expectancy at the date such payments commence, if less.

       E.  Administrative Expenses

              All expenses associated with administering the Plan, including the trustee's fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by the Corporation.



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

       C.  Investments

              Investments in securities are stated at current value. The current value of marketable securities is based on quotations obtained from national securities exchanges.



FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

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

              The Plan presents in the Statements of Changes in Net Assets Available for Plan Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

       D. Risk and Uncertainties: The Plan generates a significant portion of its revenues from investments in domestic and international mutual funds, bonds and FirstMerit corporation common stock. As a result, the Plan's revenues and net assets available for plan benefits could vary based on the performance of the financial markets.

       E. Fair Value Disclosure of Financial Instruments: Management has determined that the carrying amount of financial instruments, as reported on the Statement of Net Assets Available for Plan Benefits, approximates fair value.



  3.   Investments:

       During 1996 and 1995, the Plan's investments (including investments bought, sold, and held during the period) appreciated (depreciated) in value as follows:

                                                                                            1996             1995
                                                                                       ---------------- ----------------
          Mutual funds:
            Federated Short/Intermediate Government                                    $       (7,236)  $       21,338
            Fidelity Advisor Series IV Ltd. Term Bond                                         (30,222)          41,586
            Fidelity Advisor Equity Portfolio Growth                                          282,228          549,719
            Fidelity Blue Chip Growth Fund                                                    187,783          386,868
            Fidelity Overseas Fund                                                             56,036           64,283
            Newpoint Equity Fund                                                              127,461          258,306

          FirstMerit Corporation Common Stock                                               3,868,260        3,783,432
                                                                                       ---------------- ----------------

                    Total                                                              $    4,484,310  $     5,105,532
                                                                                       ================ ================

  4.   Federal Income Taxes:

       The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501(a).

       The plan obtained its latest determination letter on November 13, 1995, in which the Internal Revenue Service stated that the plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The plan has been amended since receiving the determination letter. However, the plan administrator and the plan's tax counsel believe that the plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the plan's financial statements.



  5.   Plan Termination:

       Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the Boards of Directors of the participating employers.



  6.   Acquisition:

       Effective January 1, 1995, FirstMerit Corporation acquired CIVISTA Corporation located in Canton, Ohio. The 401(k) plan of the CIVISTA Corporation was merged into the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan effective February 1, 1996.



FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

  7. STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND: for the year ended December 31, 1996

                                                                Federated                 Fidelity     Fidelity
                                                 FirstMerit      Short/      Federated     Advisor      Advisor
                                                 Corporation   Intermediate   Capital     Series IV     Equity       Fidelity
                                                    Common     Government   Preservation  Ltd. Term    Portfolio    Blue Chip
                                                 Stock Fund       Fund         Fund       Bond Fund   Growth Fund  Growth Fund
                                                -------------- ------------ ------------ ------------ ------------ -------------
Additions:
  Contributions:
    Participants' contributions                 $   1,148,157  $   114,497  $   318,106  $   134,178  $   649,831  $    599,000
    Employers' contributions                        2,234,702
                                                -------------- ------------ ------------ ------------ ------------ -------------
                                                    3,382,859      114,497      318,106      134,178      649,831       599,000
                                                -------------- ------------ ------------ ------------ ------------ -------------
Investment income:
  Interest                                             19,407
  Dividends                                           989,092       44,596      145,278       63,356       32,468        34,778
  Net unrealized appreciation
      (depreciation) of investments                 4,536,434       (6,715)                  (28,553)     487,291       529,616
                                                -------------- ------------ ------------ ------------ ------------ -------------
                                                    5,544,933       37,881      145,278       34,803      519,759       564,394
                                                -------------- ------------ ------------ ------------ ------------ -------------

Assets received from new participants                   5,205                    10,925        4,877       14,316        15,009
                                                -------------- ------------ ------------ ------------ ------------ -------------

       Total additions                              8,932,997      152,378      474,309      173,858    1,183,906     1,178,403
                                                -------------- ------------ ------------ ------------ ------------ -------------

Deductions:
  Withdrawals by former participants                2,514,917      100,463      493,528      115,419      305,965       378,127
                                                -------------- ------------ ------------ ------------ ------------ -------------

       Total deductions                             2,514,917      100,463      493,528      115,419      305,965       378,127

       Excess of additions over deductions          6,418,080       51,915      (19,219)      58,439      877,941       800,276
                                                -------------- ------------ ------------ ------------ ------------ -------------

Net assets available for plan benefits at          26,773,583      841,341    2,576,585      921,724    2,977,691     3,603,369
     beginning of period
                                                -------------- ------------ ------------ ------------ ------------ -------------

Net assets available for plan benefits at end
    of period                                   $  33,191,663  $   893,256  $ 2,557,366  $   980,163  $ 3,855,632  $  4,403,645
                                                ============== ============ ============ ============ ============ =============



                                                  Fidelity
                                                  Overseas     Newpoint
                                                    Fund      Equity Fund      Total
                                                ------------- ------------ ---------------
Additions:
  Contributions:
    Participants' contributions                 $    264,406  $   389,150  $    3,617,325
    Employers' contributions                                                    2,234,702
                                                ------------- ------------ ---------------
                                                     264,406      389,150       5,852,027
                                                ------------- ------------ ---------------
Investment income:
  Interest                                                                         19,407
  Dividends                                           16,110        7,498       1,333,176
  Net unrealized appreciation
      (depreciation) of investments                  141,979      257,236       5,917,288
                                                ------------- ------------ ---------------
                                                     158,089      264,734       7,269,871
                                                ------------- ------------ ---------------

Assets received from new participants                  3,304        7,368          61,004
                                                ------------- ------------ ---------------

       Total additions                               425,799      661,252      13,182,902
                                                ------------- ------------ ---------------

Deductions:
  Withdrawals by former participants                 168,396      158,830       4,235,645
                                                ------------- ------------ ---------------

       Total deductions                              168,396      158,830       4,235,645

       Excess of additions over deductions           257,403      502,422       8,947,257
                                                ------------- ------------ ---------------

Net assets available for plan benefits at
     beginning of period                           1,130,681    1,451,931      40,276,905
                                                ------------- ------------ ---------------

Net assets available for plan benefits at end
    of period                                   $  1,388,084  $ 1,954,353  $   49,224,162
                                                ============= ============ ===============


Note:  The FirstMerit Corporation Common Stock Fund includes cash, receivables from participants and employers and  loans to participants.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

December 31, 1996


                                                                                                           Current
                                                                                           Cost             Value
                                                                                     ----------------- -----------------

Mutual Funds:
    Federated Government Obligations Funds - 1,169.88 units                          $          1,170  $          1,170
    Federated Short/Intermediate Government  - 86,304.99 units                                888,201           893,257
    Federated Capital Preservation - 255,736.55 units                                       2,557,366         2,557,366
    Fidelity Advisor Series IV ltd. Term Bond - 93,260.08 units                               972,279           980,163
    Fidelity Advisor Equity Portfolio Growth - 90,699.41 units                              3,016,666         3,855,632
    Fidelity Blue Chip Growth - 134,709.23 units                                            3,825,969         4,403,645
    Fidelity Overseas Fund - 45,009.20 units                                                1,294,817         1,388,084
    Newpoint Equity Fund - 137,436.95 units                                                 1,564,268         1,954,353
                                                                                     ----------------- -----------------
                                                                                           14,120,736        16,033,670

FirstMerit Corporation Common Stock - 915,382 shares                                       20,622,443        32,496,061
Cash                                                                                          143,978           143,978
Receivable from participants                                                                  133,638           133,638
Receivable from employers                                                                      82,399            82,399
Loans to participants                                                                         334,416           334,416
                                                                                     ----------------- -----------------

                                                                                     $     35,437,610  $     49,224,162
                                                                                     ================= =================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
December 31, 1996


                                           Number       Number of     Purchase      Selling       Cost of       Gain
           Asset Description              of Shares    Transactions     Price        Price         Asset       on Sale
---------------------------------------- ------------  ------------- ------------ ------------  ------------ ------------

Category 3:  Series of  transactions
     in same security exceeds 5% of value

FirstMerit Corporation Common Stock
Issue:  337915102                            145,415        100     $ 4,569,006

FirstMerit Corporation Common Stock
Issue:  337915102                             75,697        171                    $ 2,305,665   $ 1,638,470  $   667,195

Federated Government Obligations Fund
Issue:  60934N104                          4,442,415        152       4,442,415

Federated Government Obligations Fund
Issue:  60934N104                          4,574,653        196                      4,574,653     4,574,653


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

       (a)(1) The following Financial Statements appear in Part II of this
              Report:

                  Consolidated Balance Sheets
                        December 31, 1996 and 1995

                  Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Changes in Shareholders'
                        Equity Years ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Cash Flows
                        Years ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements
                        Years ended December 31, 1996, 1995 and 1994

                  Management's Report

                  Independent Auditors' Report

                  Report of Independent Accountants

                  Statements of Net Assets Available for FirstMerit
                        Corporation Employee Stock Purchase Plan
                        Benefits at December 31, 1996 and 1995

                  Statements of Changes in Net Assets Available for
                        FirstMerit Corporation Employee Stock
                        Purchase Plan Benefits for the years ended
                        December 31, 1996 and 1995

                  Notes to Financial Statements

                  Report of Independent Accountants

                  Statements of Net Assets Available for FirstMerit
                        Corporation and Subsidiaries Employees'
                        Salary Savings Retirement Plan Benefits
                        December 31, 1996 and 1995

                  Statements of Changes in Net Assets Available for
                        FirstMerit Corporation and Subsidiaries
                        Employees' Salary Savings Retirement Plan
                        Benefits for the years ended December 31, 1996 and 1995

                  Notes to Financial Statements

                                   SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of April, 1997.

                                       FIRSTMERIT CORPORATION

                                       By: /s/ Jack R. Gravo
                                          --------------------------------
                                       Jack R. Gravo, Executive Vice President,
                                       Finance and Administration (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX

                  Exhibit
                    No.                               ITEM
                  --------              -----------------------------------
                  23                    Consent of Coopers & Lybrand, L.L.P.