Form 10-Q
period 1997-03-31
FIRSTMERIT CORP
filed 1997-05-13
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 1997

                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (Exact name of registrant as specified in its charter)


             OHIO                                    34-1339938
(State or other jurisdiction of             (IRS Employer Identification
incorporation or organization)               Number)

              III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
                                   44308-1103
                    (Address of principal Executive Offices)

                                 (330) 996-6300
                               (Telephone Number)

                       OUTSTANDING SHARES OF COMMON STOCK,
                              AS OF MARCH 31, 1997
                                   31,636,323

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

           Consolidated Balance Sheets as of March 31, 1997, December 31, 1996 and March 31, 1996

           Consolidated Statements of Income for the three months ended March 31, 1997 and 1996

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1996 and for the three months ended March 31, 1997

           Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996

           Notes to Consolidated Financial Statements as of March 31, 1997, December 31, 1996, and March 31, 1996

           Management's Discussion and Analysis of Financial Conditions as of March 31, 1997, December 31, 1996 and March 31, 1996 and Results of Operations for the quarter ended March 31, 1997 and 1996 and for the year ended December 31, 1996.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------

                                                                                       (In thousands)
                                                                 ------------------------------------------------------
                                                                     (Unaudited)                             (Unaudited)
                                                                      March 31,           December 31,        March 31,
                                                                 ------------------------------------------------------

                                                                         1997                 1996                 1996
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                                            $    1,102,487           1,187,524           1,357,062
Federal funds sold                                                       17,100              15,550               2,446
Loans less unearned income                                            3,750,475           3,655,998           3,786,300
Less allowance for possible loan losses                                  49,637              49,336              47,474
                                                                 ------------------------------------------------------

    Net loans                                                         3,700,838           3,606,662           3,738,826
                                                                 ------------------------------------------------------

    Total earning assets                                              4,820,425           4,809,736           5,098,334
Cash and due from banks                                                 217,568             222,164             218,967
Premises and equipment, net                                             100,713             102,139              97,376
Accrued interest receivable and other assets                             86,305              93,941              86,486
                                                                 ------------------------------------------------------

                                                                 $    5,225,011           5,227,980           5,501,163
                                                                 ======================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                    $      718,390             799,771             712,914
  Demand-interest bearing                                               454,547             450,187             452,850
  Savings                                                             1,296,023           1,309,275           1,442,940
  Certificates and other time deposits                                1,651,048           1,645,642           1,764,831
                                                                 ------------------------------------------------------

    Total deposits                                                    4,120,008           4,204,875           4,373,535
Securities sold under agreements to repurchase
  and other borrowings                                                  504,257             423,701             524,072
                                                                 ------------------------------------------------------

    Total funds                                                       4,624,265           4,628,576           4,897,607
Accrued taxes, expenses, and other liabilities                           79,531              75,697              66,284
                                                                 ------------------------------------------------------

    Total liabilities                                                 4,703,796           4,704,273           4,963,891
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                               --                  --                  --
  Common stock, without par value:
    authorized 80,000,000 shares; issued 33,925,129
   33,859,875 and 33,658,294 shares, respectively                       108,688             107,343             104,405
  Treasury stock, 2,288,806, 1,903,482 and 486,482 shares,
     respectively                                                       (68,207)            (59,258)            (13,278)
  Net unrealized holding gains (losses)
   on available for sale securities                                      (7,876)             (2,217)             (7,633)
  Retained earnings                                                     488,610             477,839             453,778
                                                                 ------------------------------------------------------

    Total shareholders' equity                                          521,215             523,707             537,272
                                                                 ------------------------------------------------------

                                                                 $    5,225,011           5,227,980           5,501,163
                                                                 ======================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

(In thousands except ratios)

                                                                                          (Unaudited)
                                                                                            Quarters
                                                    ----------------------------------------------------------------------------

                                                      1997                                      1996
                                                    ----------------------------------------------------------------------------

                                                      1st             4th              3rd               2nd              1st
--------------------------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                    $        1,148,175       1,271,617         1,279,273         1,313,661        1,378,465
Federal funds sold                                    7,404          36,692             7,844            13,735           18,994
Loans less unearned income                        3,692,250       3,797,123         3,858,654         3,829,106        3,772,550
Less allowance for possible
  loan losses                                        49,666          46,563            47,476            48,151           47,428
                                         ----------------------------------------------------------------------------------------

    Net loans                                     3,642,584       3,750,560         3,811,178         3,780,955        3,725,122
                                         ----------------------------------------------------------------------------------------

    Total earning assets                          4,798,163       5,058,869         5,098,295         5,108,351        5,122,581
Cash and due from banks                             183,034         201,148           202,548           217,967          232,183
Premises and equipment, net                         101,606         104,875           104,442           101,933           95,837
Accrued interest receivable
  and other assets                                   79,602          74,989            83,146            78,603           68,467
                                         ----------------------------------------------------------------------------------------

                                         $        5,162,405       5,439,881         5,488,431         5,506,854        5,519,068
                                         ========================================================================================


LIABILITIES
Deposits:
  Demand-non-interest bearing            $          711,995         759,224           747,318           768,507          737,626
  Demand-interest bearing                           446,893         453,654           448,771           453,118          434,377
  Savings                                         1,288,069       1,353,270         1,388,472         1,423,458        1,432,303
  Certificates and other time
    deposits                                      1,647,357       1,784,786         1,759,320         1,746,516        1,800,514
                                         ----------------------------------------------------------------------------------------

    Total deposits                                4,094,314       4,350,934         4,343,881         4,391,599        4,404,820
Securities sold under agreements to
  repurchase and other borrowings                   454,334         488,189           553,743           520,575          500,221
                                         ----------------------------------------------------------------------------------------

    Total funds                                   4,548,648       4,839,123         4,897,624         4,912,174        4,905,041
Accrued taxes, expenses and
  other liabilities                                  87,938          78,350            65,973            65,567           76,894
                                         ----------------------------------------------------------------------------------------

    Total liabilities                             4,636,586       4,917,473         4,963,597         4,977,741        4,981,935
SHAREHOLDERS' EQUITY                                525,819         522,408           524,834           529,113          537,133
                                         ----------------------------------------------------------------------------------------

                                         $        5,162,405       5,439,881         5,488,431         5,506,854        5,519,068
                                         ========================================================================================


RATIOS
Net income as a percentage of:
    Average assets                                    1.59%           1.39%             0.97%             1.40%            1.40%
    Average shareholders' equity                     15.61%          14.48%            10.19%            14.61%           14.42%

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------

                                                                    (In thousands except per share data)
                                                                  ---------------------------------------
                                                                                (Unaudited)
                                                                              Quarters Ended
                                                                                  March 31,

                                                                         1997                1996
--------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                                      $       80,600             80,309
  Interest and dividends on securities:
    Taxable                                                               16,756             19,803
    Exempt from Federal income taxes                                       1,120              1,288
  Interest on Federal funds sold                                              86                227
                                                                  ----------------------------------

      Total interest income                                               98,562            101,627
                                                                  ----------------------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                                1,767              1,994
    Savings                                                                7,303              8,427
    Certificates and other time deposits                                  21,676             24,641
  Interest on securities sold under agreements
    to repurchase and other borrowings                                     5,312              6,175
                                                                  ----------------------------------

      Total interest expense                                              36,058             41,237
                                                                  ----------------------------------

      Net interest income                                                 62,504             60,390
Provision for possible loan losses                                         4,161              2,957
                                                                  ----------------------------------

      Net interest income after provision
        for possible loan losses                                          58,343             57,433
                                                                  ----------------------------------

Other income:
  Trust department income                                                  3,111              2,964
  Service charges on depositors' accounts                                  6,507              5,389
  Credit card fees                                                         2,960              2,493
  Securities gains                                                           463                267
  Other operating income                                                   6,535              8,520
                                                                  ----------------------------------

      Total other income                                                  19,576             19,633
                                                                  ----------------------------------

                                                                          77,919             77,066
                                                                  ----------------------------------

Other expenses:
  Salaries, wages, pension and employee benefits                          22,981             24,094
  Net occupancy expense                                                    4,661              4,324
  Equipment expense                                                        3,497              3,252
  Other operating expense                                                 16,608             16,579
                                                                  ----------------------------------

      Total other expenses                                                47,747             48,249
                                                                  ----------------------------------

      Income before Federal income taxes                                  30,172             28,817
Federal income taxes                                                       9,939              9,564
                                                                  ----------------------------------

      Net income                                                  $       20,233             19,253
                                                                  ==================================


Per share data based on average number of shares outstanding:

Net Income                                                        $         0.64               0.58
                                                                  ==================================


    Dividends paid                                                $         0.29               0.27

  Weighted average number of shares
    outstanding                                                       31,847,722         33,261,059


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Year Ended December 31, 1996 and
Three Months Ended March 31, 1997





                                                                                    (In Thousands)

                                                    -----------------------------------------------------------------------------

                                                                                    Net unrealized
                                                                                    holding gains
                                                                                     (losses) on                        Total
                                                      Common         Treasury       available for     Retained      Shareholders'
                                                      Stock           Stock        sale securities    Earnings         Equity
                                                    ---------       ----------    -----------------  -----------  ---------------

Balance at December 31, 1995                         $103,861         (2,963)         (1,292)        443,275         542,881
  Net Income                                             --             --              --            70,940          70,940
  Cash dividends ($1.10 per share)                       --             --              --           (36,376)        (36,376)
  Stock options exercised                               3,482           --              --              --             3,482
  Treasury shares purchased                              --          (56,295)           --              --           (56,295)
  Market adjustment investment securities                --             --              (925)           --              (925)
                                                     --------       --------        --------        --------        --------

Balance at December 31, 1996                          107,343        (59,258)         (2,217)        477,839         523,707
  Net Income                                             --             --              --            20,233          20,233
  Cash dividends ($0.29 per share)                       --             --              --            (9,462)         (9,462)
  Stock options exercised                               1,345           --              --              --             1,345
  Treasury shares purchased                              --           (8,949)           --              --            (8,949)
  Market adjustment investment securities                --             --            (5,659)           --            (5,659)
                                                     --------       --------        --------        --------        --------

Balance at March 31, 1997 (Unaudited)                $108,688       ($68,207)         (7,876)        488,610         521,215
                                                     ========       ========        ========        ========        ========

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1997 and 1996

 (In thousands)

                                                                                   (Unaudited)
                                                                        -----------------  -------------
                                                                                1997              1996
                                                                        -----------------  -------------
Operating Activities
--------------------
Net income                                                                    $20,233            19,253
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                                    4,161             2,957
   Provision for depreciation and amortization                                  2,595             2,310
   Amortization of investment securities premiums, net                          1,267               760
   Amortization of income for lease financing                                  (3,403)           (3,660)
   Gains on sales of investment securities, net                                  (463)             (267)
   Deferred federal income taxes                                               10,531             3,374
   Increase in interest receivable                                               (995)           (5,597)
   (Increase) decrease in interest payable                                       (689)              285
   Amortization of values ascribed to acquired intangibles                        467               818
   Other increases (decreases)                                                  5,205            (4,893)
                                                                       ------------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      38,909            15,340
                                                                       ------------------  ------------
Investing Activities
--------------------
Dispositions of investment securities:
 Available-for-sale - sales                                                    73,687            21,482
 Available-for-sale - maturities                                               50,352            83,407
Purchases of investment securities available-for-sale                         (48,514)          (69,140)
Net (increase) decrease in federal funds sold                                  (1,550)           10,129
Net increase in loans and leases                                              (94,934)          (14,597)
Purchases of premises and equipment                                            (3,394)           (6,142)
Sales of premises and equipment                                                 2,225               614
                                                                      -------------------  -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              (22,128)           25,753
                                                                      -------------------  -------------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits                              (90,273)          (89,529)
Net increase (decrease) in time deposits                                        5,406           (38,861)
Net increase in securities sold under repurchase
 agreements and other borrowings                                               80,556            37,114
Cash dividends                                                                 (9,462)           (8,750)
Purchase of treasury shares                                                    (8,949)          (10,315)
Proceeds from exercise of stock options                                         1,345               544
                                                                       ------------------  -------------
NET CASH USED BY FINANCING ACTIVITIES                                         (21,377)         (109,797)

Decrease in cash and cash equivalents                                          (4,596)          (68,704)
Cash and cash equivalents at beginning of year                                222,164           287,671
                                                                       ------------------  ------------
Cash and cash equivalents at end of year                                     $217,568           218,967
                                                                       ==================  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash paid during the year for:
   Interest, net of amounts capitalized                                       $36,747            22,081
   Income taxes                                                                $1,000             7,032
                                                                       ==================  ============


 See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements March 31, 1997, December 31, 1996 and March 31, 1996

1. FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiaries, First National Bank of Ohio, The Old Phoenix National Bank of Medina, EST National Bank, Citizens National Bank, Peoples National Bank, and Peoples Bank, N.A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, and FirstMerit Credit Life Insurance Company.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 simplifies the standards forcomputing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings per Share," and makes the standards comparable to recently adopted international EPS guidelines. SFAS 128 replaces the presentation of "Primary" EPS with the presentation of "Basic" EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the statements of income and a reconciliation of the numerator and denominator between the Basic EPS and Diluted EPS calculations. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock (e.g., exercising of common stock options). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. An entity is, however, permitted to disclose pro forma Earnings per Share amounts using SFAS 128 in the notes to the financial statements in periods before adoption. After the effective date, all prior period EPS data must be restated.

     In the accompanying Statements of Income, net income per share calculated under existing standard APB 15 was $0.64 for the three months ended March 31, 1997 and $0.58 for the corresponding 1996 period. Basic EPS, calculated under SFAS 128, also resulted in earnings per share totals of $0.64 and $0.58, for the 1997 and 1996 three-month periods, respectively. Diluted EPS for the 1997 first quarter totaled $0.63 compared to $0.58 for the same quarter last year.

     At March 31, 1997, under SFAS 128, the potential dilution of unexercised stock options added 263,641 shares to the existing 31,847,722 weighted-average shares outstanding. At March 31, 1996, outstanding common stock options added 214,973 to the existing outstanding shares total of 33,261,059. There were no differences in the numerators for the proforma Basic and Diluted EPS computations in either quarters.

3. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

4. Management believes that the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the March 31, 1997 statement of condition and the results of operations for the quarters ended March 31, 1997 and 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                                              Quarter ended March              Year ended December
                                                        -----------------------------    -------------------------------
                                                                      1997                             1996
                                                        -----------------------------    -------------------------------
                                                          Average             Average      Average             Average
                                                          Balance   Interest   Rate        Balance   Interest   Rate
------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                    1,148,175     18,604   6.57%     1,311,188     82,903   6.32%
Federal funds sold                                           7,404         86   4.71%        19,233        934   4.86%
Loans, net of unearned income                            3,692,250     80,733   8.87%     3,812,900    330,951   8.68%
  Less allowance for possible loan losses                   49,666                           47,392
                                                        ----------  ----------           -----------  ---------
    Net loans                                            3,642,584     80,733   8.99%     3,765,508    330,951   8.79%
Cash and due from banks                                    183,034      -        -          207,533      -        -
Other assets                                               181,208      -        -          175,020      -        -
                                                        ----------  ----------           -----------  ---------
  Total assets                                           5,162,405     99,423    -        5,478,482    414,788    -
                                                       ===========  ==========           ===========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                   711,995      -        -          745,102      -        -
  Demand-
    interest bearing                                       446,893      1,767   1.60%       447,524      7,839   1.75%
  Savings                                                1,288,069      7,303   2.30%     1,399,011     32,446   2.32%
  Certificates and other time deposits                   1,647,357     21,676   5.34%     1,772,150     95,379   5.38%
                                                        ----------  ---------            ----------  ----------
    Total deposits                                       4,094,314     30,746   3.05%     4,363,787    135,664   3.11%
Federal funds purchased, securities sold
  under agreements to repurchase and                       454,334      5,312   4.74%       515,556     25,109   4.87%
  other borrowings
Other liabilities                                           87,938      -                    71,240      -
Shareholders' equity                                       525,819      -                   527,899      -
                                                        ----------  -----------          ----------  ----------
  Total liabilities and shareholders' equity             5,162,405     36,058    -        5,478,482    160,773    -
                                                        ==========  ===========          ==========  ==========
Total earning assets                                     4,798,163     99,423   8.40%     5,095,929    414,788   8.14%
                                                        ==========  ===========          ==========  ==========
Total interest bearing liabilities                       3,836,653     36,058   3.81%     4,134,241    160,773   3.89%
                                                        ==========  ===========          ==========  ==========
Net yield on earning assets                                            63,365   5.36%                  254,015   4.98%
                                                                    ==========  ======               ==========  ======
Interest rate spread                                                            4.59%                            4.25%
                                                                                ======                           ======

                                                              Quarter ended March
                                                        -----------------------------
                                                                      1996
                                                        -----------------------------
                                                          Average             Average
                                                          Balance   Interest   Rate
-------------------------------------------------------------------------------------
ASSETS
Investment securities                                    1,378,465     21,709   6.33%
Federal funds sold                                          18,994        227   4.81%
Loans, net of unearned income                            3,772,550     80,483   8.58%
  Less allowance for possible loan losses                   47,428
                                                       -----------  ----------
    Net loans                                            3,725,122     80,483   8.69%
Cash and due from banks                                    232,183      -        -
Other assets                                               164,304      -        -
                                                        ----------  ----------
  Total assets                                           5,519,068    102,419    -
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                   737,626      -        -
  Demand-
    interest bearing                                       434,377      1,994   1.85%
  Savings                                                1,432,303      8,427   2.37%
  Certificates and other time deposits                   1,800,514     24,641   5.50%
                                                        ----------  ----------
    Total deposits                                       4,404,820     35,062   3.20%
Federal funds purchased, securities sold
  under agreements to repurchase and                       500,221      6,175   4.96%
  other borrowings
Other liabilities                                           76,894      -
Shareholders' equity                                       537,133      -
                                                        ----------  ----------
  Total liabilities and shareholders' equity             5,519,068     41,237    -
                                                        ==========  ==========
Total earning assets                                     5,122,581    102,419   8.04%
                                                        ==========  ==========
Total interest bearing liabilities                       4,167,415     41,237   3.98%
                                                        ==========  ==========
Net yield on earning assets                                            61,182   4.80%
                                                                    ==========  ======
Interest rate spread                                                            4.06%
                                                                                ======

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter ended March 31, 1997 was $20,233,000, a 5% increase over the $19,253,000 earned for the same quarter last year. Return on average equity was 15.61% and return on average assets was 1.59% compared to 14.42% and 1.40%, respectively, one year ago.

Fully taxable equivalent ("FTE") net interest income for the quarter increased from $61,182,000 to $63,365,000, or 3.6%, over the same quarter in 1996.
Correspondingly, the net interest margin rose 56 basis points from 4.80% last year to 5.36% for the three months ended March 31, 1997. The improvement in net interest income and the margin was due to higher asset yields, lower cost of funds, and a shift from lower yielding residential mortgage loans to higher earning consumer and commercial credits.

         Other income was $19,576,000, consistent with the prior year first quarter. The 1996 first quarter, however, included gains on sales of branches that totaled $3,186,000 on a pretax basis. Without the branch sales, 1997 first quarter noninterest income was 19% higher than 1996's adjusted total.

         Other expenses for the quarter dropped to $47,747,000, a decline of $502,000 compared to the first quarter last year. The lower costs and improved income resulted in an improved efficiency ratio of 57.32%, down from 58.99% recorded a year ago. The efficiency ratio is the proportion of pretax income needed to cover operating expenses.

         At March 31, 1997, nonperforming assets were 0.30% of total loans and other real estate compared to 0.33% at March 31, 1996. Net charge-offs to average loans, on an annualized basis, were 0.42% for the quarter and 0.25% for the same period last year. The increase in charge-offs occurred primarily in certain consumer portfolios (i.e., auto loans, auto leases, and credit card loans). The allowance for loan losses as a percentage of outstanding loans totaled 1.32% at quarter end versus 1.25% one year ago. The allowance coverage of nonperforming loans was 4.8 times at March 31, 1997 and 4.1 times one year ago.

         Earnings per share for the first quarter were $0.64 compared to $0.58 for the same quarter in 1996. The components of change in per share income for the quarters ended March 31, 1997 and 1996 are summarized in the following table:


CHANGES IN EARNINGS PER SHARE

                                                         Three months ended

                                                              March 31,
                                                              1997/1996
                                                      -------------------------

Net income per share March 31, 1996                             $0.58

Increases (decreases) due to:

Net interest income - taxable equivalent                         0.07
Provision for possible loan losses                              (0.04)
Other income                                                       -
Other expenses                                                   0.02
Federal income taxes - taxable equivalent                        0.01

                                                      -------------------------
Net change in net income per share                              $0.06
                                                      -------------------------

Net income per share March 31, 1997                             $0.64
                                                      =========================



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

         Net interest income FTE for the quarter ended March 31, 1997 was $63,365,000 compared to $61,182,000 for the same period one year ago, an increase of $2,183,000 or 3.6%. The rise in net interest income occurred because the decline in interest expense outpaced the drop in interest income.

          In total, first quarter FTE interest income was $99,423,000 compared to $102,419,000 for the three months ended March 31, 1996. As previously reported, the decline in interest income of $2,996,000, or 2.9%, was due to the Corporation's 1996 sales of branches that did not meet desired market share criteria and the sale of the former FirstMerit Bank in Clearwater, Florida. Higher asset yields, however, partially offset the interest income lost to fewer outstandings. Specifically, earning assets yielded 8.40% for the quarter, a 36 basis point improvement over the 8.04% earned last year. Higher interest rates on loans were the single largest contributor to the improvement noted boosting earning asset yields 30 basis points, accounting for 83% of the gain.

         Interest expense for the 1997 first quarter was $36,058,000, 36.8% less than the $41,237,000 recorded last year. The decline in interest expense of $5,179,000 was due to fewer deposits, in large part due to the 1996 branch sales, and a lower cost of funds. The decline in deposit and other borrowing outstandings resulted in a savings of $3,320,000 compared with the same quarter one year ago. The drop in the cost of funds rate from 3.98% for the March 31, 1996 quarter to 3.81% this year lowered the Corporation's interest expense by $1,859,000.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                                   Quarters ended
                                                      March 31,
                                                    1997 and 1996
                                                    -------------
                                                  Increase (Decrease)
                                                Interest Income/Expense
                                                -----------------------

                                           Volume      Yield Rate     Total
                                       -------------------------------------
INTEREST INCOME
Investment Securities                     $(3,731)          626      (3,105)
Loans                                      (1,756)        2,006         250
Federal funds sold                           (135)           (6)       (141)
                                       -------------------------------------
   Total interest income                  $(5,622)        2,626      (2,996)

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing                      49          (276)       (227)
  Savings                                    (818)         (306)     (1,124)
  Certificates and other
     time deposits                         (2,015)         (950)     (2,965)
  Federal Funds Purchased,
   REPOs & other borrowings                  (537)         (326)       (863)
                                       -------------------------------------
   Total interest expense                 $(3,321)       (1,858)     (5,179)
                                       -------------------------------------

Net interest income                       $(2,301)        4,484       2,183
                                       =====================================



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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                    Quarters Ended
                                                       March 31,
                                          -------------------------------

                                                 1997               1996
                                          ------------------------------
Net interest income per
  financial statements                        $62,504            60,390

Tax equivalent adjustment                         861               792
                                          --------------------------------
Net interest income - FTE                     $63,365            61,182
                                          ================================

Average earning assets                     $4,798,163         5,122,581
                                         =================================

Net interest margin                              5.36%             4.80%
                                         =================================

         The following comparisons and analysis is based on balances provided in the Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential schedule found just after the Notes to the Consolidated Financial Statements. Average loans outstanding for the quarter ended March 31, 1997 were $3,692,250,000, down two percent from $3,772,550,000 for the same quarter last year. Over the last twelve months, loan sales and repayments were greater than new loan demand. Average outstanding loans, as a percentage of average earning assets, for the current and prior year first quarters were 76.95% and 73.65%, respectively.

         Average total deposits were $4,094,314,000 for the first quarter compared to $4,404,820,000 for the three months ended March 31, 1996. As reported during 1996, certain branches were closed, and their deposits sold, when management believed internal market share objectives were not economically feasible.

         Overall, the ratio of each average deposit and borrowed fund category to total interest bearing funds changed little during the last twelve months. The following percentage changes in individual deposit and borrowed fund categories occurred: average certificates and other time deposits decreased from 43.2% of total interest bearing funds for the quarter ended March 31, 1996 to 42.9% for the 1997 first quarter; average savings deposits decreased from 34.4% of interest bearing funds for the first quarter last year to 33.6% for the same current year three-month period; and average interest bearing demand deposits increased from 10.4% of interest bearing funds for the first quarter last year to 11.6% for the three months ended March 31, 1997. The small shift in the percentage of CDs and savings to interest bearing DDA helped reduce the first quarter cost of funds.

         Average interest bearing deposits increased slightly from 88.0% of interest bearing funds for the quarter ended March 31, 1996 to 88.2% for the 1997 first quarter; and other borrowings decreased from 12.0% of total interest bearing funds for the 1996 first quarter to 11.8% for the three months ended March 31, 1997.

         During the first quarter 1997, interest bearing liabilities funded 80.0% of average earning assets compared to 81.4% one year ago. The decline in use of interest bearing liabilities as a loan and investment security funding source also helped reduce the cost of funds thereby improving the net interest margin.

OTHER INCOME

         Other income for the quarter ended March 31, 1997 was $19,576,000, consistent with the $19,633,000 earned during the same period last year. In the prior year, however, other income contained gains on sales of three branches that totaled $3,186,000. On the income statement, the 1996 branch sale gains were included in the OTHER OPERATING INCOME category. Without the branch sales, 1997 first quarter other income was 19% higher than 1996's adjusted total.

         The following increases in noninterest fee income occurred during the quarter: trust department income for the first quarter was $3,111,000 or 5.0% higher than the $2,964,000 earned one year ago; service charges on depositors' accounts increased 20.7% to $6,507,000 from $5,389,000 for last year's first quarter; credit card fees rose 18.7% to $2,960,000 for the quarter compared to $2,493,000 for the three months ended March 31, 1996; and gains on securities increased 73.4% to $463,000 from $267,000 for last year's first quarter.

         The first quarter results continue to reflect the successful implementation of a comprehensive study that began in 1995 to examine new sources of non-interest ("other") income and review pricing of existing products and services. Other income is especially important to banks as it provides a source of revenues not sensitive to the interest rate environment. Implementation of the study's initial recommendations has been completed, but the Corporation continues to search out and act upon new noninterest income opportunities. The timing of loan and securities sales, and the related gains or losses, is influenced by changes in market interest rates, loan demand, and deposit withdrawals.

OTHER EXPENSES

         Other expenses were $47,747,000 for the first quarter, a decline of $502,000 or 1.0%, over the $48,249,000 recorded last year. The reduction in operating costs, coupled with higher core net interest income and increased fee income, reduced the efficiency ratio from 58.99% for the three months ended March 31, 1996 to 57.32% for the 1997 first quarter. The 57.32% efficiency ratio indicates that for every one dollar of pretax profit earned, 57.32 cents were used to cover operating expenses.

         Salaries, wages, pension and employee benefits, the largest component of other expenses, decreased $1,113,000 or 4.6% compared to the first quarter last year. The decline in salary and related costs are a continuation and further refinement of actions began in 1995 to reengineer the Corporation's retail delivery systems, consolidate back-room operations, and become a more efficient organization. All other components of other expenses were fairly consistent with prior period results.

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

The book value and market value of investment securities classified as available-for-sale are as follows:

                                                           March 31, 1997
                                                           --------------
                                                                Gross            Gross
                                              Book           Unrealized       Unrealized          Market
                                              Value             Gains           Losses             Value
                                         ----------------  ---------------- ----------------  ----------------
U.S. Treasury securities
  and U.S. Government  agency
  obligations                                   $619,192               626            9,169           610,649

Obligations of state and
  political subdivisions                          92,429               154              270            92,312

Mortgage-backed securities                       300,566             1,443            5,069           296,941

Other securities                                 102,436             1,060              911           102,585
                                         ----------------  ---------------- ----------------  ----------------
                                              $1,114,623             3,283           15,419         1,102,487
                                         ================  ================ ================  ================

                                                                               Book Value       Market Value
                                                                            ----------------  ----------------
Due in one year or less                                                            $137,065           136,985

Due after one year through five years
                                                                                    341,375           338,262
Due after five years through ten years
                                                                                    131,721           130,526

Due after ten years                                                                 504,462           496,714
                                                                            ----------------  ----------------
                                                                                 $1,114,623         1,102,487
                                                                            ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 1997, by contractual maturity, are shown in the table preceding this paragraph. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $701,259,000 at March 31, 1997, $724,886,000 at December 31, 1996
and $732,872,000 at March 31, 1996.

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

LOANS

         Total loans outstanding at March 31, 1997 amounted to $3,750,475,000 compared to $3,655,998,000 at December 31, 1996 and $3,786,300,000 at March 31,
1996. Outstanding loans are virtually the same as last year's first quarter, but the mix of loans has changed toward higher yielding commercial and consumer credits, with less emphasis on residential mortgages. For the first three months of 1997, loans have increased 2.6%. If this rate of growth remains constant throughout 1997, annualized growth would equal 10.3%. The loan to funds ratio, a measure of the Corporation's liquidity, measured 81.1% at March 31, 1997 compared to 79.0% at December 31, 1996 and 77.3% at March 31, 1996.

ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate loans) amounted to $11,362,000 at March 31, 1997 or 0.30% of total loans outstanding. At December 31, 1996, nonperforming assets totaled $10,576,000 or 0.29% of outstanding loans compared to $12,450,000 or 0.33% of outstanding loans at March 31, 1996. Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and illustrate the required impaired loan disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

                                                                   (Dollars in thousands)

                                                      March 31,      December 31,      March 31,
                                                        1997             1996             1996
                                                 ----------------  ----------------  --------------
Impaired Loans:
     Non-accrual                                         $ 9,165             9,579           7,692

     Restructured                                             92                92           1,368
---------------------------------------------------------------------------------------------------
        Total impaired loans                               9,257             9,671           9,060
                                                 ----------------  ----------------  --------------
Other Loans:
     Non-accrual                                           1,177               787           2,658

     Restructured
---------------------------------------------------------------------------------------------------
        Total other nonperforming loans                    1,177               787           2,658
---------------------------------------------------------------------------------------------------
        Total nonperforming loans                         10,434            10,458          11,718
---------------------------------------------------------------------------------------------------
Other real estate owned                                      928               118             732
                                                 ----------------  ----------------  --------------
     Total nonperforming assets                          $11,362            10,576          12,450
===================================================================================================
Loans past due 90 days or more                           $ 8,757             8,380           6,297
     accruing interest
===================================================================================================
Total nonperforming assets as a                            0.30%             0.29%           0.33%
     percent of total loans
===================================================================================================


         There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the State of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at March 31, 1997 totaled $49,637,000 or 1.32% of total loans outstanding compared to $49,336,000 or 1.35% and $47,474,000 or 1.25% at December 31, 1996 and March 31, 1996, respectively.

                                                       (Dollars in thousands)

                                          March 31,        December 31,      March 31,
                                            1997               1996            1996
                                      ----------------  ----------------  --------------
Balance at beginning of year                  $49,336            46,840          46,840

Provision charged to
    operating expenses                          4,161            17,751           2,957

Loans charged off                               6,922            21,230           3,530

Recoveries on loans
    previously charged off                      3,062             5,975           1,207
                                      ----------------  ----------------  --------------
                                              $49,637            49,336          47,474
                                      ================  ================  ==============

Net charge offs as a percent
    of average loans                            0.42%             0.40%           0.25%

Allowance for possible loan losses:

As a percent of loans
    outstanding at end of
    period                                      1.32%             1.35%           1.25%

As a multiple of net
    charge offs                                 4.76X             4.72X           5.08x

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

                                                              (Dollars in Thousands)

                                                               Three months and year ended
                                   -----------------------------------------------------------------------------
                                        March 31, 1997             December 31, 1996            March 31, 1996
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
Demand Deposits -
  non-interest bearing                   $711,995         -          745,102          -         737,626          -

Demand Deposits -
  interest bearing                        446,893     1.60%          447,524      1.75%         434,377      1.85%

Savings Deposits                        1,288,069     2.30%        1,399,011      2.32%       1,432,303      2.37%

Certificates and other
  time deposits                         1,647,357     5.34%        1,772,150      5.38%       1,800,514      5.50%
                                   ---------------             --------------             --------------
                                       $4,094,314     3.05%        4,363,787      3.11%       4,404,820      3.20%
                                   ===============             ==============             ==============


         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of March 31, 1997 by time remaining until maturity.

                                                                   Amount

Maturing in:
Under 3 months                                                    $177,986

3 to 12 months                                                       76,228

Over 12 months                                                       30,572
                                                               --------------
                                                                   $284,786
                                                               ==============

CAPITAL RESOURCES

      Shareholders' equity at March 31, 1997 totaled $521,215,000 compared to $523,707,000 at December 31, 1996 and $537,272,000 at March 31, 1996.

The following table reflects the various measures of capital:
(Dollars in thousands)

                                           As of                       As of                       As of
                                         March 31,                 December 31,                  March 31,
                                           1997                        1996                        1996
(In thousands)

Total equity                            521,215      9.98%         523,707      10.02%         537,272       9.77%

Common equity                           521,215      9.98%         523,707      10.02%         537,272       9.77%

Tangible common equity (a)              517,722      9.92%         519,950       9.95%         531,938       9.68%

Tier 1 capital (b)                      527,134     12.39%         523,911      12.63%         540,117      14.58%

Total risk-based capital (c)            576,771     13.56%         573,247      13.82%         586,426      15.83%

Leverage (d)                            527,134     10.21%         523,911       9.63%         534,783       9.71%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 1997 the Corporation's risk-based capital equaled 13.56% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $0.29 paid in the first quarter has an indicated annual rate of $1.16 per share.

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

                                  FIRSTMERIT CORPORATION

                                  By: /s/  Jack R. Gravo
                                     ----------------------------------------
                                     Jack R. Gravo, Executive Vice President/
                                        Finance & Administration

DATE:  May 13, 1997