Form 10-Q
period 1997-06-30
FIRSTMERIT CORP
filed 1997-08-13
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1997

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

                                 (330) 996-6300
                               (Telephone Number)

             OUTSTANDING SHARES OF COMMON STOCK, AS OF JUNE 30, 1997
                                   31,194,611

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

          Consolidated Balance Sheets as of June 30, 1997, December 31, 1996 and June 30, 1996

          Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997 and 1996

          Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1996 and for the six months ended June 30, 1997

          Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements as of June 30, 1997, December 31, 1996, and June 30, 1996

          Management's Discussion and Analysis of Financial Conditions as of June 30, 1997, December 31, 1996 and June 30, 1996 and Results of Operations for the quarter and six months ended June 30, 1997 and 1996 and for the year ended December 31, 1996.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------

                                                                                              (In thousands)
                                                                      --------------------------------------------------------------
                                                                          (Unaudited)                               (Unaudited)
                                                                            June 30            December 31            June 30
                                                                      --------------------------------------------------------------

                                                                              1997                 1996                 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                              $        1,072,734            1,187,524            1,274,464
Federal funds sold                                                              3,590               15,550                7,098
    Commercial loans                                                        1,508,604            1,373,806            1,350,506
    Mortgage loans                                                            931,530              944,887            1,242,316
    Installment loans                                                       1,183,530            1,072,921            1,008,166
    Bankcard loans                                                             89,426               90,028               84,210
    Tax-free loans                                                             12,908               15,119               18,154
    Leases                                                                    151,687              159,237              152,545
                                                                      ----------------------------------------------------------
Loans less unearned income                                                  3,877,685            3,655,998            3,855,897
Less allowance for possible loan losses                                        50,893               49,336               47,772
                                                                   -------------------------------------------------------------

    Net loans                                                               3,826,792            3,606,662            3,808,125
                                                                   -------------------------------------------------------------

    Total earning assets                                                    4,903,116            4,809,736            5,089,687
Cash and due from banks                                                       203,276              222,164              253,292
Premises and equipment, net                                                   100,320              102,139              104,013
Accrued interest receivable and other assets                                  110,406               93,941               89,724
                                                                   -------------------------------------------------------------

                                                                   $        5,317,118            5,227,980            5,536,716
                                                                   =============================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                      $          747,964              799,771              758,965
  Demand-interest bearing                                                     448,137              450,187              458,053
  Savings                                                                   1,285,563            1,309,275            1,413,676
  Certificates and other time deposits                                      1,721,152            1,645,642            1,740,398
                                                                   -------------------------------------------------------------

    Total deposits                                                          4,202,816            4,204,875            4,371,092
Securities sold under agreements to repurchase
  and other borrowings                                                        514,680              423,701              577,848
                                                                   -------------------------------------------------------------

    Total funds                                                             4,717,496            4,628,576            4,948,940
Accrued taxes, expenses, and other liabilities                                 82,462               75,697               61,917
                                                                   -------------------------------------------------------------

    Total liabilities                                                       4,799,958            4,704,273            5,010,857
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                                 -                    -                    -
  Common stock, without par value:
    authorized 80,000,000 shares; issued 33,970,672
   33,859,875 and 33,680,544 shares, respectively                             109,752              107,343              104,808
  Treasury stock, 2,776,061, 1,903,482 and 1,073,324 shares,
     respectively                                                             (90,956)             (59,258)             (30,153)
  Net unrealized holding gains (losses)
   on available for sale securities                                            (2,143)              (2,217)             (12,853)
  Retained earnings                                                           500,507              477,839              464,057
                                                                   -------------------------------------------------------------

    Total shareholders' equity                                                517,160              523,707              525,859
                                                                   -------------------------------------------------------------

                                                                    $       5,317,118            5,227,980            5,536,716
                                                                   =============================================================




          See accompanying notes to consolidated financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
------------------------------------

(In thousands except ratios)
                                                                                     (Unaudited)
                                                                                        Quarters
                                                 -----------------------------------------------------------------------------------

                                                             1997                                    1996
                                                 -----------------------------------------------------------------------------------

                                                      2nd             1st             4th           3rd              2nd
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                        $     1,091,932       1,148,175       1,271,617      1,279,273        1,313,661
Federal funds sold                                       686           7,404          36,692          7,844           13,735
Loans less unearned income                         3,818,378       3,692,250       3,797,123      3,858,654        3,829,106
Less allowance for possible
  loan losses                                         50,471          49,666          46,563         47,476           48,151
                                             --------------------------------------------------------------------------------

    Net loans                                      3,767,907       3,642,584       3,750,560      3,811,178        3,780,955
                                             --------------------------------------------------------------------------------

    Total earning assets                           4,860,525       4,798,163       5,058,869      5,098,295        5,108,351
Cash and due from banks                              172,099         183,034         201,148        202,548          217,967
Premises and equipment, net                          100,487         101,606         104,875        104,442          101,933
Accrued interest receivable
  and other assets                                   101,854          79,602          74,989         83,146           78,603
                                             --------------------------------------------------------------------------------

                                             $     5,234,965       5,162,405       5,439,881      5,488,431        5,506,854
                                             ================================================================================


LIABILITIES
Deposits:
  Demand-non-interest bearing                $       731,273         711,995         759,224        747,318          768,507
  Demand-interest bearing                            447,398         446,893         453,654        448,771          453,118
  Savings                                          1,283,787       1,288,069       1,353,270      1,388,472        1,423,458
  Certificates and other time
    deposits                                       1,696,932       1,647,357       1,784,786      1,759,320        1,746,516
                                             --------------------------------------------------------------------------------

    Total deposits                                 4,159,390       4,094,314       4,350,934      4,343,881        4,391,599
Securities sold under agreements to
  repurchase and other borrowings                    478,178         454,334         488,189        553,743          520,575
                                             --------------------------------------------------------------------------------

    Total funds                                    4,637,568       4,548,648       4,839,123      4,897,624        4,912,174
Accrued taxes, expenses and
  other liabilities                                   85,395          87,938          78,350         65,973           65,567
                                             --------------------------------------------------------------------------------

    Total liabilities                              4,722,963       4,636,586       4,917,473      4,963,597        4,977,741
SHAREHOLDERS' EQUITY                                 512,002         525,819         522,408        524,834          529,113
                                             --------------------------------------------------------------------------------

                                             $     5,234,965       5,162,405       5,439,881      5,488,431        5,506,854
                                             ================================================================================

RATIOS
Net income as a percentage of:
    Average assets                                     1.63%           1.59%           1.39%          0.97%            1.40%
    Average shareholders' equity                      16.70%          15.61%          14.48%         10.19%           14.61%



          See accompanying notes to consolidated financial statements.



FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------

                                                                                          (Unaudited)
                                                                               (In thousands except per share data)
                                                           -------------------------------------------------------------------------

                                                                            Quarters Ended                     Six Months Ended
                                                                               June 30,                             June 30,

                                                                     1997              1996               1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                 $       85,165           82,989             165,765            163,298
  Interest and dividends on securities:
    Taxable                                                          15,918           18,754              32,674             38,557
    Exempt from Federal income taxes                                  1,123            1,377               2,243              2,665
  Interest on Federal funds sold                                          9              265                  95                492
                                                             --------------------------------     ----------------------------------

      Total interest income                                         102,215          103,385             200,777            205,012
                                                             --------------------------------     ----------------------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                           1,681            1,983               3,448              2,899
    Savings                                                           7,609            8,135              14,912             17,640
    Certificates and other time deposits                             22,659           23,301              44,335             47,942
  Interest on securities sold under agreements
    to repurchase and other borrowings                                6,025            6,461              11,337             12,636
                                                             --------------------------------     ----------------------------------

      Total interest expense                                         37,974           39,880              74,032             81,117
                                                             --------------------------------     ----------------------------------

      Net interest income                                            64,241           63,505             126,745            123,895
Provision for possible loan losses                                    5,033            3,170               9,194              6,127
                                                             --------------------------------     ----------------------------------

      Net interest income after provision
        for possible loan losses                                     59,208           60,335             117,551            117,768
                                                             --------------------------------     ----------------------------------

Other income:
  Trust department income                                             3,288            3,227               6,399              6,191
  Service charges on depositors' accounts                             6,423            6,086              12,930             11,475
  Credit card fees                                                    3,633            2,994               6,593              5,487
  Service fees - other                                                1,845            1,450               3,823              3,061
  Securities gains (losses)                                             477              (55)                940                212
  Gain on sales of loans, net                                           881            1,081               2,004              1,812
  Other operating income                                              3,271            2,901               6,705              9,079
                                                             --------------------------------     ----------------------------------

      Total other income                                             19,818           17,684              39,394             37,317
                                                             --------------------------------     ----------------------------------

                                                                     79,026           78,019             156,945            155,085
                                                             --------------------------------     ----------------------------------

Other expenses:
  Salaries, wages, pension and employee benefits                     23,489           23,839              46,470             47,933
  Net occupancy expense                                               3,970            4,298               8,631              8,622
  Equipment expense                                                   3,217            2,995               6,714              6,247
  Other operating expense                                            16,903           18,208              33,511             34,787
                                                             --------------------------------     ----------------------------------

      Total other expenses                                           47,579           49,340              95,326             97,589
                                                             --------------------------------     ----------------------------------

      Income before Federal income taxes                             31,447           28,679              61,619             57,496
Federal income taxes                                                 10,128            9,458              20,067             19,022
                                                             --------------------------------     ----------------------------------

      Net income                                             $       21,319           19,221              41,552             38,474
                                                             ================================     ==================================


Per share data based on average number of shares outstanding:

Net Income                                                   $         0.67             0.59                1.31               1.17
                                                             ================================     ==================================


    Dividends paid                                           $         0.29             0.27                0.58               0.54

  Weighted average number of shares
    outstanding                                                  31,451,196       32,812,388          31,648,363         33,030,297



          See accompanying notes to consolidated financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------

Year Ended December 31, 1996 and
Six Months Ended June 30, 1997



                                                                                     (In Thousands)
                                                   -----------------------------------------------------------------------------

                                                                                   Net unrealized
                                                                                   holding gains
                                                                                    (losses) on                       Total
                                                      Common        Treasury       available for     Retained      Shareholders'
                                                      Stock           Stock        sale securities   Earnings        Equity
                                                   -----------     ------------   ----------------   ---------    -------------

Balance at December 31, 1995                         $103,861         (2,963)         (1,292)        443,275         542,881
  Net Income                                             --             --              --            70,940          70,940
  Cash dividends ($1.10 per share)                       --             --              --           (36,376)        (36,376)
  Stock options exercised                               3,482           --              --              --             3,482
  Treasury shares purchased                              --          (56,295)           --              --           (56,295)
  Market adjustment investment securities                --             --              (925)           --              (925)
                                                     --------       --------        --------        --------        --------

Balance at December 31, 1996                          107,343        (59,258)         (2,217)        477,839         523,707
  Net Income                                             --             --              --            41,552          41,552
  Cash dividends ($0.58 per share)                       --             --              --           (18,884)        (18,884)
  Stock options exercised                               2,409           --              --              --             2,409
  Treasury shares purchased                              --          (31,698)           --              --           (31,698)
  Market adjustment investment securities                --             --                74            --                74
                                                     --------       --------        --------        --------        --------

Balance at June 30, 1997                             $109,752        (90,956)         (2,143)        500,507         517,160
                                                     ========       ========        ========        ========        ========



          See accompanying notes to consolidated financial statements.

 FIRSTMERIT CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1997 and 1996

 (In thousands)
                                                                         ------------------------
                                                                           1997            1996
                                                                         --------         -------
 Operating Activities
 ----------------------------
 Net income                                                             $  41,552          38,474
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                               9,194           6,127
    Provision for depreciation and amortization                             5,217           4,738
    Amortization of investment securities premiums, net                     1,826           1,606
    Amortization of income for lease financing                             (6,560)         (6,873)
    Gains on sales of investment securities, net                             (940)           (212)
    Deferred federal income taxes                                          10,992           4,048
    Increase in interest receivable                                          (235)         (3,396)
    Increase in interest payable                                              406             156
    Amortization of values ascribed to acquired intangibles                   936           1,611
    Other increases (decreases)                                           (21,836)        (13,227)
                                                                        ---------        --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                 40,552          33,052
                                                                        ---------        --------
 Investing Activities
 ----------------------------
 Dispositions of investment securities:
  Available-for-sale - sales                                              100,678          27,468
  Available-for-sale - maturities                                         116,892         166,656
 Purchases of investment securities available-for-sale                   (103,555)        (84,708)
 Net decrease in federal funds sold                                        11,960           5,477
 Net increase in loans and leases                                        (222,764)        (83,853)
 Purchases of premises and equipment                                       (5,682)        (15,487)
 Sales of premises and equipment                                            2,284             894
                                                                        ---------        --------
 NET CASH PROVIDED\(USED) BY INVESTING ACTIVITIES                        (100,187)         16,447
                                                                        ---------        --------
 Financing Activities
 ----------------------------
 Net decrease in demand, NOW and savings deposits                         (77,569)        (67,539)
 Net increase (decrease) in time deposits                                  75,510         (63,294)
 Net increase in securities sold under repurchase
  agreements and other borrowings                                          90,979          90,890
 Cash dividends                                                           (18,884)        (17,692)
 Purchase of treasury shares                                              (31,698)        (27,190)
 Proceeds from exercise of stock options                                    2,409             947
                                                                         --------        --------
 NET CASH PROVIDED\(USED) BY FINANCING ACTIVITIES                          40,747         (83,878)

 Decrease) in cash and cash equivalents                                   (18,888)        (34,379)
 Cash and cash equivalents at beginning of year                           222,164         267,671
                                                                         --------        --------
 Cash and cash equivalents at end of year                                $203,276         253,292
                                                                         ========        ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
 ----------------------------------------------------

 Cash paid during the year for:
    Interest, net of amounts capitalized                                 $ 74.894          46,788
    Income taxes                                                         $ 20,000          15,462
                                                                         ========        ========



 See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 1997, December 31, 1996 and
June 30, 1996

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

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings per Share," and makes the standards comparable to recently adopted international EPS guidelines. SFAS 128 replaces the presentation of "Primary" EPS with the presentation of "Basic" EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the statements of income and a reconciliation of the numerator and denominator between the Basic EPS and Diluted EPS calculations. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock (e.g., exercising of common stock options). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. An entity is, however, permitted to disclose pro forma Earnings per Share amounts using SFAS 128 in the notes to the financial statements in periods before adoption. After the effective date, all prior period EPS data must be restated.

         In the accompanying Statements of Income, net income per share calculated under existing standard APB 15 was $0.67 for the quarter ended June 30, 1997 and $1.31 for the 1997 year-to-date period. For the comparable 1996 quarter and six-month periods, APB 15 EPS was $0.59 and $1.17, respectively. Basic EPS, calculated under SFAS 128, also resulted in earnings per share totals of $0.67 for the 1997 second quarter, $1.31 for the six months ended June 30, 1997, $0.59 for the quarter ended June 30, 1996, and $1.17 for the 1996 first half. Diluted EPS for the 1997 second quarter totaled $0.67 compared to $0.58 for the same quarter last year. For the year-to-date periods, diluted EPS was $1.30 for 1997 and $1.16 for 1996.

         For the quarter ended June 30, 1997, under SFAS 128, the potential dilution of unexercised stock options added 306,000 shares to the existing 31,451,196 weighted-average shares outstanding. For the six months ended June 30, 1997, the potential dilution of unexercised stock options under SFAS 128 added 277,206 shares to the existing weighted-average totals of 31,648,363.

         If SFAS 128 had been applied to the three months ended June 30, 1996, outstanding common stock options would have added 193,099 to the existing outstanding shares total of

32,812,388. For the 1996 first half, SFAS 128 requirements would have increased weighted-average outstanding shares by 210,529. For all periods presented, there were no differences in the numerators for the proforma Basic and Diluted EPS computations.

3. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

4. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the June 30, 1997 and June 30, 1996 statements of condition and the results of operations for the quarters and six month periods ended June 30, 1997 and 1996.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                                        Quarter ended June 30,                   Year ended December 31,
                                                  -------------------------------------  -------------------------------------
                                                                 1997                                  1996
                                                  -------------------------------------  -------------------------------------
                                                       Average                             Average                   Average
                                                       Balance     Interest       Rate     Balance      Interest      Rate
-------------------------------------------       -------------------------------------  --------------------------------------
ASSETS
Investment securities                                 1,091,932      17,732       6.51%    1,311,188       82,903       6.32%
Federal funds sold                                          686           9       5.26%       19,233          934       4.86%
Loans, net of unearned income                         3,818,378      85,293       8.96%    3,812,900      330,951       8.68%
  Less allowance for possible loan losses                50,471                               47,392
                                                  ------------- ------------             -----------   -----------
    Net loans                                         3,767,907      85,293       9.08%    3,765,508      330,951       8.79%
Cash and due from banks                                 172,099         -          -         207,533       -              -
Other assets                                            202,341         -          -         175,020       -              -
                                                  ------------- ------------             -----------   -----------
  Total assets                                        5,234,965     103,034        -       5,478,482      414,788         -
                                                  ============= ============             ============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                731,273         -          -         745,102       -              -
  Demand-
    interest bearing                                    447,398       1,681       1.51%      447,524        7,839       1.75%
  Savings                                             1,283,787       7,609       2.38%    1,399,011       32,446       2.32%
  Certificates and other time deposits                1,696,932      22,659       5.36%    1,772,150       95,379       5.38%
                                                  --------------------------             -----------   ----------
    Total deposits                                    4,159,390      31,949       3.08%    4,363,787      135,664       3.11%
Federal funds purchased, securities sold
  under agreements to repurchase and                    478,178       6,025       5.05%      515,556       25,109       4.87%
  other borrowings
Other liabilities                                        85,395         -                     71,240       -
Shareholders' equity                                    512,002         -                    527,899       -
                                                  ------------- ------------             -----------   ------------
  Total liabilities and shareholders' equity          5,234,965      37,974        -       5,478,482      160,773         -
                                                  ============= ============             ===========   ===========
Total earning assets                                  4,860,525     103,034       8.50%    5,095,929      414,788       8.14%
                                                  ============= ============             ===========   ===========
Total interest bearing liabilities                    3,906,295      37,974       3.90%    4,134,241      160,773       3.89%
                                                  ============= ============             ===========   ===========
Net yield on earning assets                                          65,060       5.37%                   254,015       4.98%
                                                                ============    ======                 ==========     ======
Interest rate spread                                                              4.60%                                 4.25%
                                                                                ======                                ======


                                                        Quarter ended June 30,
                                                  -------------------------------------
                                                                 1996
                                                  -------------------------------------
                                                       Average
                                                       Balance       Interest     Rate
                                                  -------------------------------------

ASSETS
Investment securities                                 1,313,661        20,740    6.35%
Federal funds sold                                       13,735           265    7.76%
Loans, net of unearned income                         3,829,106        83,147    8.73%
  Less allowance for possible loan losses                48,151
                                                  -------------    ----------
    Net loans                                         3,780,955        83,147    8.84%
Cash and due from banks                                 217,967         -         -
Other assets                                            180,536         -         -
                                                  -------------    ----------
  Total assets                                        5,506,854       104,152     -
                                                  =============    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                               768,507          -         -
  Demand-
    interest bearing                                   453,118          1,983    1.76%
  Savings                                            1,423,458          8,135    2.30%
  Certificates and other time deposits               1,746,516         23,301    5.37%
                                                  ------------     ----------
    Total deposits                                   4,391,599         33,419    3.06%
Federal funds purchased, securities sold
  under agreements to repurchase and                   520,575          6,461    4.99%
  other borrowings
Other liabilities                                       65,567          -
Shareholders' equity                                   529,113          -
                                                  ------------     ----------
  Total liabilities and shareholders' equity         5,506,854         39,880     -
                                                  ============     ==========
Total earning assets                                 5,108,351        104,152    8.20%
                                                  ============     ==========
Total interest bearing liabilities                   4,143,667         39,880    3.87%
                                                  ============     ==========
Net yield on earning assets                                            64,272    5.06%
                                                                   ==========   ======
Interest rate spread                                                             4.33%
                                                                                ======



*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter ended June 30, 1997 was $21,319,000, 11% higher than last year's second quarter income of $19,221,000. Return on average equity was 16.70% and return on average assets was 1.63%. The same profitability ratios for the 1996 second quarter were 14.61% and 1.40%, respectively.

         For the first half ended June 30, 1997, net income was $41,552,000, up 8% from last year's six-month earnings of $38,474,000. Return on average equity was 16.37%, and return on average assets was 1.61%. The comparable ratios for the same period last year were 14.51% and 1.41%, respectively.

         Fully taxable equivalent ("FTE") net interest income for the second quarter was $65,060,000, a $788,000 increase over the same period last year. FTE net interest income for the 1997 six-month period was $128,425,000, up 2% from $125,454,000 one year ago. A higher net interest margin increased net interest income for both 1997 periods even though earning assets declined since last year. Specifically, average earning assets were down 5% for the quarter and 6 % for the half. The asset decline since last year was primarily due to a planned strategy to reduce low-yielding assets through the liquidation of investment securities and sale of less profitable branches. The net interest margin for both the quarter and six-month periods was 5.37%, 31 basis points higher than last year's second quarter margin of 5.06% and an improvement of 44 basis points from 1996's year-to-date margin of 4.93%.

         Other income rose 12% during the quarter from $17,684,000 to $19,818,000. Increased credit card fees and service charge income accounted for $1,371,000, or 64% of the increase. Higher credit card fees and service charges also contributed to the $2,077,000 increase in total year-to-date other income that was achieved despite pre-tax branch sale gains of $3,186,000 recorded during the first quarter of 1996.

         Other expenses totaled $47,579,000 for the quarter, a decline of 4% from last year's level. Similarly, six-month other expenses were $95,326,000 compared to 1996's operating costs of $97,589,000. Regulatory changes that reduced deposit insurance premiums, effective September 30, 1996, lowered the 1997 second quarter insurance expense by $616,000 and the six-month expense by $1,254,000. The continued improvement in the efficiency ratio of 55.82% for the quarter and 56.56% for the half-year period demonstrates FirstMerit's on-going commitment to expense control.

         Nonperforming assets were 0.27% of total loans and Other Real Estate compared to 0.30% at June 30, 1996. Net charge-offs to average loans, on an annualized basis, were 0.41% for the six-month period versus 0.27% for the same period last year. At June 30, 1997, the allowance for loan losses as a percentage of outstanding loans totaled 1.31%, up from 1.24% one year ago. The allowance to nonperforming loan coverage ratio totaled 5.22 times at quarter-end and 4.47 times at June 30, 1996.

         Earnings per share for the second quarter were $0.67, an increase of 14% over last year's quarterly earnings of $0.59. For the six months ended June 30, 1997, earnings per share were $1.31, 12% higher than the $1.17 recorded for the 1996 first half. The components of change in per share income for the quarters and six months ended June 30, 1997 and 1996 are summarized in the following table:

CHANGES IN EARNINGS PER SHARE

                                                Three months ended       Six months ended
                                                    June 30,                June 30,
                                                   1997/1996                1997/1996
                                               -------------------------------------------

Net income per share June 30, 1996                         $0.59               1.17

Increases (decreases) due to:

Net interest income - taxable equivalent                    0.02               0.09
Provision for possible loan losses                         (0.06)             (0.10)
Other income                                                0.07               0.07
Other expenses                                              0.05               0.07
Federal income taxes - taxable equivalent                  (0.02)             (0.04)
Reduction in weighted-average shares
outstanding due to share repurchases                        0.02               0.05
                                               -------------------------------------
Net change in net income per share                          0.08               0.14
                                               -------------------------------------

Net income per share June 30, 1997                         $0.67               1.31
                                               =====================================



NET INTEREST INCOME

         Net interest income, the Corporation's principal source of earnings, is the difference between the interest income generated by earning assets (primarily loans and investment securities) and the total interest paid on interest bearing funds (namely deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent ("FTE") basis, to provide a comparison among types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

         Net interest income FTE for the quarter ended June 30, 1997 was $65,060,000 compared to $64,272,000 for the same period one year ago, an increase of $788,000. The increase in net interest income occurred as the drop in interest paid on deposits and borrowings outpaced the decline in interest income.

         The lower interest income was a result of a tactic to reinvest lower yielding investment securities and mortgage loans into higher earning commercial and consumer credits. Specifically, the reduction in outstanding investment securities reduced quarterly income by $3,601,000, when compared to the same period last year, but higher loan yields recovered $2,386,000 or two-thirds of the decline. For the second quarter, the yield on average loans increased 23 basis points from 8.73% in 1996 to 8.96%.

         The trend of the drop in interest expense exceeding the decline in interest income, and the redeployment of maturing and sold assets into higher yielding loans was also prevalent during the 1997 six-month period. For the first half, higher yielding loans and securities recovered $5,616,000, or 60% of the drop in interest income caused by fewer securities and loans outstanding. Loan yields for the first six months averaged 8.91%, a quarter of one percent better than the 8.66% earned during last year's first half.

         With regard to interest bearing liabilities, declining balances contributed $2,046,000 and $7,657,000, to the quarterly and year-to-date reductions in interest expense, respectively. The average cost of funds for the quarter was 3.90%, up slightly from the 3.87% recorded one year ago. For the six-month period, cost of funds averaged 3.86% compared to 3.93% last year.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.




CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                            Quarters  ended                        Six Months Ended
                                                June 30,                                June 30,
                                             1997 and 1996                           1997 and 1996
                                             -------------                           -------------
                                         Increase (Decrease)                      Increase (Decrease)
                                       Interest Income/Expense                 Interest Income/Expense
                                       -----------------------                 -----------------------

                                         Volume     Yield Rate     Total       Volume     Yield Rate     Total
                                       ---------------------------------------------------------------------------
INTEREST INCOME
Investment Securities                     $(3,601)          593     (3,008)      (7,345)        1,235     (6,110)
Loans                                        (240)        2,386       2,146      (1,985)        4,381       2,396
Federal funds sold                           (171)         (85)       (256)      (1,299)          902       (397)
                                       ---------------------------------------------------------------------------
   Total interest income                  $(4,012)        2,894     (1,118)     (10,629)        6,518     (4,111)

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing                     (21)        (281)       (302)      (2,262)        2,811         549
  Savings                                    (828)          302       (526)      (1,646)      (1,082)     (2,728)
  Certificates and other
     time deposits                           (662)           20       (642)      (2,684)        (923)     (3,607)
  Federal Funds Purchased,
   REPOs & other borrowings                  (534)           98       (436)      (1,065)        (234)     (1,299)
                                       ---------------------------------------------------------------------------
   Total interest expense                 $(2,045)          139     (1,906)      (7,657)          572     (7,085)
                                       ---------------------------------------------------------------------------

Net interest income                       $(1,967)        2,755         788      (2,972)        5,946       2,974
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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                    Quarters Ended                     Six Months Ended
                                                       June 30,                            June 30,
                                           ----------------------------------------------------------------------

                                                 1997             1996               1997             1996
                                           ---------------------------------  -----------------------------------

Net interest income per
  financial statements                              $64,241          63,505             126,745          123,895
Tax equivalent adjustment                               819             767               1,680            1,559
                                           ---------------------------------  -----------------------------------
Net interest income - FTE                           $65,060          64,272             128,425          125,454
                                           =================================  ===================================

Average earning assets                           $4,860,525       5,108,351           4,826,540        5,115,362
                                           =================================  ===================================

Net interest margin                                   5.37%           5.06%               5.37%            4.93%
                                           ======================================================================


         Average loans outstanding for the quarter ended June 30, 1997 were $3,818,378,000, down less than one-half of one percent from $3,829,106,000 for the same quarter last year. The decline occurred because loan sales, securitizations, and repayments over the last twelve months were slightly more than new loans originated. Similarly, for the first half of 1997, average loan outstandings totaled $3,755,597,000, down one percent from $3,800,498,000 for the prior year. Average outstanding loans for the quarter and six-month periods equaled 78.6% and 77.8% of average earning assets, respectively.

         Average certificates and other time deposits totaled $1,696,932 at June 30, 1997, down 2.8% from $1,746,516,000 at June 30, 1996. On a percentage basis, however, average certificates and other time deposits increased from 42.1% of total interest bearing funds at June 30, 1996 to 43.4% at June 30, 1997. Average savings deposits decreased from 34.4% of interest bearing funds at June 30, 1996 to 32.9% at June 30, 1997, while total demand deposits increased from 29.5% of total interest bearing funds at June 30, 1996 to 30.2% at June 30, 1997. Interest bearing deposits increased from 87.4% of interest bearing funds at the end of the 1996 second quarter to 87.8% at the end of the 1997 second quarter. Conversely, other borrowings decreased from 12.6% of total interest bearing funds at June 30, 1996 to 12.2% at June 30, 1997.

         In summary, on a percentage basis, during the twelve months ended June 30, 1997, customer deposits shifted from savings into demand deposits and certificates and other time deposits. The Corporation also used excess funds to pay down other borrowings.

         During the second quarter 1997, interest bearing liabilities funded 80.4% of average earning assets compared to 81.1% one year ago. The decline in use of interest bearing liabilities as a loan and investment securities funding source helped keep the cost of funds rate at a level comparable with last year's second quarter.

OTHER INCOME

         Other income for the quarter ended June 30, 1997 was $19,818,000, an increase of $2,134,000 or 12%, over the $17,684,000 earned during the same period last year. Excluding securities sales, the increase in other income was $1,602,000, or 9%. For the six-month period, other income totaled $39,394,000 compared to $37,317,000 a year ago. The sale of three branches during the 1996 first quarter, contributed $3,186,000 to last year's first half other income. The prior year gains from the branch sales were included in the "other operating income" category of the income statement.

         Trust department income for the second quarter was $3,288,000, up slightly from the $3,227,000 earned one year ago. Service charges on depositors' accounts increased 5.5% to $6,423,000 from $6,086,000 for last year's second quarter. Credit card fees increased 21.3% to $3,633,000 for the quarter compared to $2,994,000 for the three months ended June 30, 1996. Other service fees, including Automated Teller Machine (ATM) revenue, were $1,845,000, an increase of 27.2% over last year's second quarter total of $1,450,000.

         For the 1997 first half, compared to the same period last year, trust department income increased 3.4% to $6,399,000, service charges on depositors' accounts increased 12.7% to $12,930,000, credit card fees increased 20.2% to $6,593,000, and other service fees, which include ATM revenue, increased 24.9% to $3,823,000.

         Other income is especially important to banks as it provides a source of revenues not sensitive to the interest rate environment. To complement the increases in fee income attained during the first half of 1997, the Corporation acquired, in May 1997, Abell & Associates, Inc., a nationally known life insurance and financial consulting firm. This acquisition represents a major step for the Corporation in the creation of a single center of excellence for wealth management. Abell & Associates will concentrate on the high net worth segment of FirstMerit's customer base, providing services to executives of public corporations, professionals, and owners of closely-held companies. This acquisition along with the investment and wealth-building activities of FirstMerit Investment Services Group (which includes discount brokerage, insurance, annuities, mutual funds, and trust services) should help the Corporation continue to improve on the 1997 trend of increased fee income.

OTHER EXPENSES

         Other expenses were $47,579,000 for the second quarter, a decline of $1,761,000 or 3.6%, over the $49,340,000 recorded during the same quarter last year. For the first half of 1997, other expenses totaled $95,326,000 versus $97,589,000 a year ago.

         The reduction in operating costs, coupled with higher net interest income and increased other income, reduced the efficiency ratio for the quarter from 59.20% in 1996 to 55.82% in 1997. A similar improvement in the year-to-date period was noted as the current year first half efficiency ratio was 56.56% compared to 59.10% last year. The second quarter efficiency ratio of 55.82% indicates that for every one dollar of pretax profit earned, 55.82 cents were used to cover operating costs. The continuing reduction in operating expenses demonstrates the Corporation's committment to keeping other expenses under control and in line with or better than peer results.

         During the quarter, salaries, wages, pension and employee benefits, the largest component of other expenses, decreased one and one-half percent to $23,489,000. For the six-month period, salaries, wages, pension and employee benefits dropped 3.1% to $46,470,000. The decline in personnel costs was attributable to continued refinement of teller staffing models and consolidation of responsibilities, where appropriate. Regulatory changes that reduced deposit insurance premiums, effective September 30, 1996, lowered 1997 second quarter insurance expense by $616,000 and the reduced the six-month expense by $1,254,000.

FINANCIAL CONDITIONS

INVESTMENT SECURITIES

         All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available-for-sale are as follows:

                                                              June 30, 1997
                                                              -------------

                                                                Gross            Gross
                                              Book           Unrealized       Unrealized          Market
                                              Value             Gains           Losses             Value
                                         ----------------  ---------------- ----------------  ----------------
U.S. Treasury securities
  and U.S. Government  agency
  obligations                                 $  605,888             1,747            5,316           602,319
Obligations of state and
  political subdivisions                          87,236               227              248            87,215
Mortgage-backed securities                       282,017             1,895            1,938           281,974
Other securities                                 100,885               825              484           101,226
                                         ----------------  ---------------- ----------------  ----------------
                                              $1,076,026             4,694            7,986         1,072,734
                                         ================  ================ ================  ================


                                                                            ----------------  ----------------
Due in one year or less                                                             $98,663            98,651
Due after one year through five years                                               337,116           336,730
Due after five years through ten years                                              159,545           159,320
Due after ten years                                                                 480,702           478,033
                                                                            ----------------  ----------------
                                                                                 $1,076,026         1,072,734
                                                                            ================  ================


         The book value and market value of investment securities including mortgage-backed securities and derivatives at June 30, 1997, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $689,623,000 at June 30, 1997, $724,886,000 at December 31, 1996 and
$719,847,000 at June 30, 1996.

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

LOANS

         Total loans outstanding at June 30, 1997 amounted to $3,877,685,000 compared to $3,655,998,000 at December 31, 1996 and $3,855,897,000 at June 30,
1996. Steady demand since year end has resulted in growth of 6% through the first half, or approximately 12% on an annualized basis. At June 30, 1997, compared to the same quarter-end balances last year, commercial loans were $1,508,604,000 or 12% higher than last year's total; mortgage loans were $931,530,000, down 25%; and installment and bankcard loans (on a combined basis) were $1,272,956,000, up 17%. The shift in mix from lower yielding mortgage loans to higher earning commercial and consumer credits is clearly evident in the preceding loan category totals. The loan to funds ratio, a measure of the Corporation's liquidity, equaled 82.2% at June 30, 1997 compared to 79.0% at December 31, 1996 and 77.9% at June 30, 1996.

ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate loans) amounted to $10,327,000 at June 30, 1997 or 0.27% of total loans and other real estate outstanding. At December 31, 1996, nonperforming assets totaled $10,576,000 or 0.29% of outstanding loans and other real estate compared to $11,489,000 or 0.30% of outstanding loans and other real estate at June 30, 1996. Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and illustrate the required impaired loan disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

                                                                     (Dollars in thousands)

                                                       June 30,        December 31,         June 30,
                                                         1997              1996               1996
                                                 -----------------   ----------------  ------------------
Impaired Loans:
     Non-accrual                                            $7,248             9,579               7,799
     Restructured                                               90                92               1,367
--------------------------------------------------------------------------------------------------------
        Total impaired loans                                 7,338             9,671               9,166
                                                 ------------------  ----------------  ------------------
Other Loans:
     Non-accrual                                             2,418               787               1,528
     Restructured                                              ---               ---                 ---
---------------------------------------------------------------------------------------------------------
        Total other nonperforming loans                      2,418               787               1,528
---------------------------------------------------------------------------------------------------------
        Total nonperforming loans                            9,756            10,458              10,694
---------------------------------------------------------------------------------------------------------
Other real estate owned                                        571               118                 795
                                                 ------------------  ----------------  ------------------
     Total nonperforming assets                            $10,327            10,576              11,489
=========================================================================================================
Loans past due 90 days or more
     accruing interest                                      $6,222             8,380               7,806
=========================================================================================================
Total nonperforming assets as a
     percent of total loans                                  0.27%             0.29%               0.30%
=========================================================================================================

N/A = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at June 30, 1997 totaled $50,893,000 or 1.31% of total loans outstanding compared to $49,336,000 or 1.35% and $47,772,000 or 1.24% at December 31, 1996 and June 30, 1996, respectively.

                                                       (Dollars in thousands)

                                            June 30,        December 31,        June 30,
                                              1997              1996               1996
                                      -----------------  -----------------  ----------------
Balance at beginning of year                   $49,336             46,840            46,840
Provision charged to
    operating expenses                           9,194             17,751             6,127
Loans charged off                               13,245             21,230             7,965
Recoveries on loans
    previously charged off                       5,608              5,975             2,770
                                      -----------------  -----------------  ----------------
                                               $50,893             49,336            47,772
                                      =================  =================  ================

Net charge offs as a percent
    of average loans                             0.40%              0.40%             0.27%

Allowance for possible loan losses:

As a percent of loans
    outstanding at end of
    period                                       1.31%              1.35%             1.24%

As a multiple of annualized net
    charge offs                                  3.30X              3.23X             4.57X

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

                                                              (Dollars in Thousands)

                                                            Three months and year ended

                                   --------------------------------------------------------------------------------
                                          June 30, 1997            December 31, 1996            June 30, 1996
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
Demand Deposits -
  non-interest bearing                   $731,273      -             745,102      -            $768,507      -

Demand Deposits -
  interest bearing                        447,398     1.51%          447,524      1.75%         453,118      1.76%

Savings Deposits                        1,283,787     2.38%        1,399,011      2.32%       1,423,458      2.30%

Certificates and other
  time deposits                         1,696,932     5.36%        1,772,150      5.38%       1,746,516      5.37%
                                   ---------------             --------------             --------------
                                       $4,159,390     3.08%        4,363,787      3.11%      $4,391,599      3.06%
                                   ===============             ==============             ==============


         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of June 30, 1997 by time remaining until maturity.

                                                Amount
Maturing in:                             (Dollars in Thousands)
Under 3 months                                    $215,808
3 to 12 months                                     110,702
Over 12 months                                      35,584
                                    -----------------------
                                                  $362,094
                                    =======================

CAPITAL RESOURCES

         Shareholders' equity at June 30, 1997 totaled $517,160,000 compared to $523,707,000 at December 31, 1996 and $525,859,000 at June 30, 1996.

The following table reflects the various measures of capital:

                                       As of                       As of                       As of
                                     June 30,                  December 31,                   June 30,
                                       1997                        1996                         1996
(In thousands)

Total equity                     $517,160       9.73%         523,707      10.02%         525,859       9.50%

Common equity                     517,160       9.73%         523,707      10.02%         525,859       9.50%

Tangible common equity (a)        513,932       9.67%         519,950       9.95%         520,887       9.42%

Tier 1 capital (b)                517,690      11.79%         523,911      12.63%         517,307      12.40%

Total risk-based capital
(c)                               568,583      12.95%         573,247      13.82%         565,079      13.54%

Leverage (d)                      517,690       9.89%         523,911       9.63%         512,335       9.33%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 1997 the Corporation's risk-based capital equaled 12.95% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $0.29 paid in the second quarter has an indicated annual rate of $1.16 per share.

PART II. - OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 9, 1997, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted all proposals stated in the Proxy Statement dated February 26, 1997. The proposals voted on and approved by the shareholders are as follows:

                  1.  The election of five Class III directors, being:

                                     For             Against     Abstain

           John C. Blickle           26,931,067         *           230,218
           Robert M. Carter          26,891,860         *           269,425
           Terry L. Haines           26,936,245         *           225,040
           Robert G. Merzweiller     26,931,283         *           230,002
           Justin T. Rogers, Jr.     26,875,670         *           285,615


                      All other Class I and Class II directors continued in their positions.

           * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

                      2. Approval of the proposal to adopt the 1997 Stock Plan by a vote of 24,827,665 for, 1,691,225 against and 642,395 abstaining.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS

           None

     (b)   FORM 8-K

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FIRSTMERIT CORPORATION

                             By:  /s/ JACK R. GRAVO
                                -----------------------------------------
                                Jack R. Gravo, Executive Vice President
                                Finance and Administration




DATE:     August 13, 1997