Form 10-Q
period 1997-09-30
FIRSTMERIT CORP
filed 1997-11-12
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                    OUTSTANDING SHARES OF COMMON STOCK, AS OF
                               SEPTEMBER 30, 1997

                                   62,093,698

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

                             FIRSTMERIT CORPORATION

                          PART I - FINANCIAL STATEMENTS


ITEM 1. FINANCIAL STATEMENTS
----------------------------


         The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

           Consolidated Balance Sheets as of September 30, 1997, December 31, 1996 and September 30, 1996

           Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1997 and 1996

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1996 and for the nine months ended September 30, 1997

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996

           Notes to Consolidated Financial Statements as of September 30, 1997, December 31, 1996, and September 30, 1996

           Management's Discussion and Analysis of Financial Conditions as of September 30, 1997, December 31, 1996 and September 30, 1996 and Results of Operations for the quarter and nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------


                                                                                  (In thousands)
                                                                  ---------------------------------------------
                                                                   (Unaudited)                      (Unaudited)
                                                                  September 30     December 31     September 30
                                                                  ---------------------------------------------
                                                                       1997             1996            1996
---------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                                             $ 1,062,998        1,187,524        1,284,216
Federal funds sold                                                     35,092           15,550            4,309
    Commercial loans                                                1,511,747        1,373,806        1,397,445
    Mortgage loans                                                    835,206          944,887        1,168,398
    Installment loans                                                 948,301          876,997          879,062
    Home Equity loans                                                 241,780          195,924          187,606
    Credit card loans                                                  92,715           90,028           82,821
    Tax-free loans                                                     12,334           15,119           17,074
    Leases                                                            147,301          159,237          139,769

                                                                  ---------------------------------------------
Loans less unearned income                                          3,789,384        3,655,998        3,872,175
Less allowance for possible loan losses                                52,400           49,336           46,607
                                                                  ---------------------------------------------

    Net loans                                                       3,736,984        3,606,662        3,825,568

Cash and due from banks                                               188,773          222,164          242,794
Premises and equipment, net                                           100,108          102,139          104,725
Accrued interest receivable and other assets                          113,888           93,941           88,161
                                                                  ---------------------------------------------

                                                                  $ 5,237,843        5,227,980        5,549,773
                                                                  =============================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                     $   736,020          799,771          752,082
  Demand-interest bearing                                             440,913          450,187          446,941
  Savings                                                           1,270,439        1,309,275        1,367,527
  Certificates and other time deposits                              1,739,215        1,645,642        1,797,767
                                                                  ---------------------------------------------

    Total deposits                                                  4,186,587        4,204,875        4,364,317
Securities sold under agreements to repurchase
  and other borrowings                                                446,271          423,701          588,729
                                                                  ---------------------------------------------

    Total funds                                                     4,632,858        4,628,576        4,953,046
Accrued taxes, expenses, and other liabilities                         84,624           75,697           77,042
                                                                  ---------------------------------------------

    Total liabilities                                               4,717,482        4,704,273        5,030,088
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                              -                -                -
  Common stock, without par value:
    authorized 80,000,000 shares; issued 67,989,020
   67,719,750 and 67,412,040 shares, respectively                     109,937          107,343          105,324
  Treasury stock, 5,895,322, 3,806,964 and 3,241,184 shares,
     respectively                                                    (102,907)         (59,258)         (44,919)
  Net unrealized holding gains (losses)
   on available for sale securities                                     1,459           (2,217)          (9,380)
  Retained earnings                                                   511,872          477,839          468,660
                                                                  ---------------------------------------------

    Total shareholders' equity                                        520,361          523,707          519,685
                                                                  ---------------------------------------------

                                                                  $ 5,237,843        5,227,980        5,549,773
                                                                  =============================================




See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
---------------------------------------

(Dollars in thousands)

                                                                        (Unaudited)
                                                                         Quarters
                                         ----------------------------------------------------------------------

                                                           1997                                1996
                                         ----------------------------------------------------------------------

                                             3rd            2nd            1st            4th           3rd
---------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                    $1,070,448      1,091,932      1,148,175      1,271,617      1,279,273
Federal funds sold                           18,417         17,686          7,404         36,692          7,844
       Commercial loans                   1,509,609      1,485,582      1,409,832      1,389,556      1,348,707
       Mortgage loans                       892,428        934,125        941,633      1,058,280      1,196,521
       Installment loans                    948,031        925,216        880,395        894,133        868,419
       Home Equity loans                    236,532        219,711        199,881        193,891        178,404
       Credit card loans                     88,954         87,108         88,657         84,598         83,483
       Tax free loans                        12,593         13,891         14,816         16,300         17,730
       Leases                               147,722        152,745        157,036        160,365        165,390

                                         ----------------------------------------------------------------------
Loans less unearned income                3,835,869      3,818,378      3,692,250      3,797,123      3,858,654
Less allowance for possible
  loan losses                                51,530         50,471         49,666         46,563         47,476
                                         ----------------------------------------------------------------------

    Net loans                             3,784,339      3,767,907      3,642,584      3,750,560      3,811,178

Cash and due from banks                     178,440        179,243        183,034        201,148        202,548
Premises and equipment, net                 100,495        100,487        101,606        104,875        104,442
Accrued interest receivable
  and other assets                          111,536        101,854         79,602         74,989         83,146
                                         ----------------------------------------------------------------------

                                         $5,263,675      5,259,109      5,162,405      5,439,881      5,488,431
                                         ======================================================================


LIABILITIES
Deposits:
  Demand-non-interest bearing            $  741,827        738,417        711,995        759,224        747,318
  Demand-interest bearing                   447,256        447,398        446,893        453,654        448,771
  Savings                                 1,273,592      1,283,787      1,288,069      1,353,270      1,388,472
  Certificates and other time
    deposits                              1,728,686      1,696,932      1,647,357      1,784,786      1,759,320
                                         ----------------------------------------------------------------------

    Total deposits                        4,191,361      4,166,534      4,094,314      4,350,934      4,343,881
Securities sold under agreements to
  repurchase and other borrowings           466,525        495,178        454,334        488,189        553,743
                                         ----------------------------------------------------------------------

    Total funds                           4,657,886      4,661,712      4,548,648      4,839,123      4,897,624
Accrued taxes, expenses and
  other liabilities                          89,185         85,395         87,938         78,350         65,973
                                         ----------------------------------------------------------------------

    Total liabilities                     4,747,071      4,747,107      4,636,586      4,917,473      4,963,597
SHAREHOLDERS' EQUITY                        516,604        512,002        525,819        522,408        524,834
                                         ----------------------------------------------------------------------

                                         $5,263,675      5,259,109      5,162,405      5,439,881      5,488,431
                                         ======================================================================




See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------


                                                                                (Unaudited)
                                                                    (In thousands except per share data)
                                                        ----------------------------------------------------------
                                                               Quarters Ended                 Nine Months Ended
                                                                September 30,                  September 30,
                                                            1997            1996            1997            1996
------------------------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                          $    85,422          84,463         251,187         247,761
  Interest and dividends on securities:
    Taxable                                                15,829          18,453          48,503          57,010
    Exempt from Federal income taxes                        1,036           1,297           3,279           3,962
  Interest on Federal funds sold                              223             149             318             641
                                                      ---------------------------      --------------------------

      Total interest income                               102,510         104,362         303,287         309,374
                                                      ---------------------------      --------------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                 1,535           1,956           4,983           5,933
    Savings                                                 7,872           8,030          22,784          24,592
    Certificates and other time deposits                   23,460          23,599          67,795          71,541
  Interest on securities sold under agreements
    to repurchase and other borrowings                      5,848           6,849          17,185          19,485
                                                      ---------------------------      --------------------------

      Total interest expense                               38,715          40,434         112,747         121,551
                                                      ---------------------------      --------------------------

      Net interest income                                  63,795          63,928         190,540         187,823
Provision for possible loan losses                          6,182           3,485          15,376           9,612
                                                      ---------------------------      --------------------------

      Net interest income after provision
        for possible loan losses                           57,613          60,443         175,164         178,211
                                                      ---------------------------      --------------------------

Other income:
  Trust department income                                   3,290           2,875           9,689           9,066
  Service charges on depositors' accounts                   6,451           6,275          19,381          17,750
  Credit card fees                                          3,836           3,011          10,429           8,498
  Service fees - other                                      1,774           1,479           5,597           4,540
  Securities gains                                            885              24           1,825             236
  Gain on sales of loans, net                               2,311           1,139           4,315           2,951
  Other operating income                                    3,992           3,015          10,697          12,094
                                                      ---------------------------      --------------------------

      Total other income                                   22,539          17,818          61,933          55,135
                                                      ---------------------------      --------------------------

                                                           80,152          78,261         237,097         233,346
                                                      ---------------------------      --------------------------

Other expenses:
  Salaries, wages, pension and employee benefits           23,082          22,869          69,552          70,802
  Net occupancy expense                                     4,118           4,387          12,749          13,009
  Equipment expense                                         2,854           3,066           9,568           9,313
  Other operating expense                                  18,266          28,104          51,777          62,891
                                                      ---------------------------      --------------------------

      Total other expenses                                 48,320          58,426         143,646         156,015
                                                      ---------------------------      --------------------------

      Income before Federal income taxes                   31,832          19,835          93,451          77,331
Federal income taxes                                        9,819           6,388          29,886          25,410
                                                      ---------------------------      --------------------------

      Net income                                      $    22,013          13,447          63,565          51,921
                                                      ===========================      ==========================

Per share data based on average number of shares outstanding:

Net Income                                            $      0.35            0.21            1.01            0.79
                                                      ===========================      ==========================

    Dividends paid                                    $      0.16           0.135            0.45           0.405

  Weighted average number of shares
    outstanding                                        62,229,074      64,730,818      62,936,930      65,614,100


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Year Ended December 31, 1996 and
Nine Months Ended September 30, 1997



                                                                        (Unaudited)

                                                                       (In Thousands)

                                               -------------------------------------------------------------------

                                                                       Net unrealized
                                                                       holding gains
                                                                         (losses) on                     Total
                                                Common       Treasury   available for   Retained      Shareholders'
                                                Stock         Stock    sale securities  Earnings        Equity
                                               --------      --------  ---------------  --------       --------

Balance at December 31, 1995                   $103,861        (2,963)      (1,292)       443,275        542,881
  Net Income                                          -             -            -         70,940         70,940
  Cash dividends ($0.55 per share)                    -             -            -        (36,376)       (36,376)
  Stock options exercised                         3,482             -            -              -          3,482
  Treasury shares purchased                           -       (56,295)           -              -        (56,295)
  Market adjustment investment securities             -             -         (925)             -           (925)
                                               --------      --------       ------       --------       --------

Balance at December 31, 1996                    107,343       (59,258)      (2,217)       477,839        523,707
  Net Income                                          -             -            -         63,565         63,565
  Cash dividends ($0.45 per share)                    -             -            -        (29,532)       (29,532)
  Stock options exercised                         2,594             -            -              -          2,594
  Treasury shares purchased                           -       (43,649)           -              -        (43,649)
  Market adjustment investment securities             -             -        3,676              -          3,676
                                               --------      --------       ------       --------       --------

Balance at September 30, 1997                  $109,937      (102,907)       1,459        511,872        520,361
                                               ========      ========       ======       ========       ========










See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1997 and 1996

(In thousands)


                                                               --------      --------
                                                                 1997          1996
                                                               --------      --------
Operating Activities
--------------------
Net income                                                     $ 63,565        51,921
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                      15,376         9,612
  Provision for depreciation and amortization                     7,799         7,198
  Amortization of investment securities premiums, net             2,328         2,566
  Amortization of income for lease financing                    (10,105)       (9,565)
  Gains on sales of investment securities, net                   (1,825)         (236)
  Deferred federal income taxes                                   9,624         7,543
  Increase in interest receivable                                (1,354)       (3,054)
  Increase (decrease) in interest payable                           118        (1,290)
  Amortization of values ascribed to acquired intangibles         1,408         2,409
  Other decreases                                               (22,802)       (1,598)
                                                               --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        64,132        65,506
                                                               --------      --------
Investing Activities
--------------------
Dispositions of investment securities:
 Available-for-sale - sales                                     199,931        42,654
 Available-for-sale - maturities                                155,786       223,926
Purchases of investment securities available-for-sale          (226,032)     (162,509)
Net (increase) decrease in federal funds sold                   (19,542)        8,266
Net increase in loans and leases                               (135,593)     (102,089)
Purchases of premises and equipment                              (8,386)      (19,347)
Sales of premises and equipment                                   2,618         1,582
                                                               --------      --------
NET CASH USED BY INVESTING ACTIVITIES                           (31,218)       (7,517)
                                                               --------      --------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits               (111,861)     (131,683)
Net increase (decrease) in time deposits                         93,573        (5,925)
Net increase in securities sold under repurchase
  agreements and other borrowings                                22,570       101,771
Cash dividends                                                  (29,532)      (26,536)
Purchase of treasury shares                                     (43,649)      (41,956)
Proceeds from exercise of stock options                           2,594         1,463
                                                               --------      --------
NET CASH USED BY FINANCING ACTIVITIES                           (66,305)     (102,866)

Decrease in cash and cash equivalents                           (33,391)      (44,877)
Cash and cash equivalents at beginning of year                  222,164       287,671
                                                               --------      --------
Cash and cash equivalents at end of year                       $188,773       242,794
                                                               ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash paid during the year for:
  Interest, net of amounts capitalized                         $ 58,700        69,250
  Income taxes                                                 $ 31,745        15,462
                                                               ========      ========


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements September 30, 1997, December 31, 1996 and September 30, 1996

1. FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiaries, FirstMerit Bank, N. A., Citizens National Bank, Peoples National Bank, and Peoples Bank, N.A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, and FirstMerit Credit Life Insurance Company. On September 1, 1997, First National Bank of Ohio changed its name to FirstMerit Bank, N. A. As of October 14, 1997, The Old Phoenix National Bank of Medina and EST National Bank were merged into FirstMerit Bank, N. A.

2. On October 8, 1997, the Corporation signed an agreement to acquire three branches with deposits of approximately $49,000,000 from First Western Bancorp. The acquisition is expected to close during the first quarter 1998, subject to customary conditions, including among others regulatory approval and will be accounted for as a purchase transaction. The acquisition will expand market share in Lake County, an important market of wholly-owned subsidiary, Peoples Bank, N.A.

   On November 2, 1997, the Corporation signed a definitive agreement to acquire CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666,000,000. CoBancorp Inc. will be merged with and into the Corporation. The merger is expected to provide the Corporation with the leading deposit market share in Lorain county as well as provide access into the growing Columbus, Ohio market. Based on the Corporation's October 31, 1997 closing price of $25.50 per share, the value of the transaction is approximately $157,000,000.

   Under the terms of the agreement, each share of CoBancorp Inc. common stock will be exchanged for $44.50 in cash or for shares of common stock of the Corporation with a market value per share of $44.50, based upon the market value of the Corporation's common stock during a ten day period ending ten days prior to closing of the transaction, subject to adjustment, as well as a maximum and minimum amount to be paid, as provided for in the agreement. CoBancorp Inc. shareholders may elect to exchange their common stock for either common stock of the Corporation or $44.50 in cash, provided that no less than 30 percent nor more than 49 percent of the total transaction value will be paid in cash. CoBancorp Inc. has also provided the Corporation with an option to acquire up to 19.9 percent of its common shares exercisable under certain conditions.

   In connection with the merger, the Corporation plans to issue between 3.1 million and 4.3 million shares of its common stock. The Corporation's Board of Directors has approved the repurchase of up to 4.3 million shares of the Corporation's common stock for use in the merger. These share purchases may be effected through public and private transactions.

   Consummation of the merger is expected to close in the second quarter 1998 subject to customary conditions, including among others approval of CoBancorp Inc. shareholders and regulatory approval. The merger is structured as a tax-free exchange for CoBancorp Inc. shareholders receiving shares of the Corporation, and will be accounted for as a purchase transaction.

3. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 ("APB 15"), "Earnings per Share," and makes the standards comparable to recently adopted international EPS guidelines. SFAS 128 replaces the presentation of "Primary" EPS with the presentation of "Basic" EPS. It also requires dual presentation of Basic and Diluted EPS on the face of the statements of income and a reconciliation of the numerator and denominator between the Basic EPS and Diluted EPS calculations. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock (e.g., exercising of common stock options). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. An entity is, however, permitted to disclose pro forma Earnings per Share amounts using SFAS 128 in the notes to the financial statements in periods before adoption. After the effective date, all prior period EPS data must be restated.

           In the accompanying Statements of Income, net income per share calculated under existing standard APB 15 was $0.35 for the quarter ended September 30, 1997 and $1.01 for the 1997 year-to-date period. For the comparable 1996 quarter and nine-month periods, APB 15 EPS was $0.21 and $0.79, respectively. Basic EPS, calculated under SFAS 128, also resulted in earnings per share totals of $0.35 for the 1997 third quarter, $1.01 for the nine months ended September 30, 1997, $0.21 for the quarter ended September 30, 1996, and $0.79 for the 1996 year-to-date period. Diluted EPS for the 1997 third quarter totaled $0.35 compared to $0.21 for the same quarter last year. For the nine-month periods, diluted EPS was $1.00 for 1997 and $0.79 for 1996.

         For the quarter ended September 30, 1997, under SFAS 128, the potential dilution of unexercised stock options added 667,143 shares to the existing 62,229,074 weighted-average shares outstanding. For the nine months ended September 30, 1997, the potential dilution of unexercised stock options under SFAS 128 added 572,258 shares to the existing weighted-average totals of 62,936,930.

         If SFAS 128 had been applied to the three months ended September 30, 1996, outstanding common stock options would have added 362,182 to the existing outstanding shares total of 64,730,818. For the nine months ended September 30, 1996, SFAS 128 requirements would have increased weighted-average outstanding shares by 384,201. For all periods presented, there were no differences in the numerators for the proforma Basic and Diluted EPS computations.

4. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

5. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the September 30, 1997 and September 30, 1996 statements of condition and the results of operations for the quarters and nine-month periods ended September 30, 1997 and 1996.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEET, FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL
(Dollars in thousands)

                                                      Quarter ended September 30,               Year ended December 31,

                                                  -----------------------------------   -------------------------------------

                                                                 1997                                   1996

                                                    Average                   Average    Average                      Average
                                                    Balance      Interest      Rate      Balance      Interest         Rate
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                             $1,070,448       17,515       6.49%   1,311,188       82,903         6.32%
Federal funds sold                                    18,417          223       4.80%      19,233          934         4.86%
Loans, net of unearned income                      3,835,869       85,541       8.85%   3,812,900      330,951         8.68%
  Less allowance for possible loan losses             51,530                               47,392
                                                  -----------------------               ---------      -------
    Net loans                                      3,784,339       85,541       8.97%   3,765,508      330,951         8.79%
Cash and due from banks                              178,440            -       -         207,533            -         -
Other assets                                         212,031            -       -         175,020            -         -
                                                  -----------------------               ---------      -------

  Total assets                                    $5,263,675      103,279       -       5,478,482      414,788         -
                                                  =======================               =========      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                          $  741,827            -       -         745,102            -         -
  Demand-
    interest bearing                                 447,256        1,535       1.36%     447,524        7,839         1.75%
  Savings                                          1,273,592        7,872       2.45%   1,399,011       32,446         2.32%
  Certificates and other time deposits             1,728,686       23,460       5.38%   1,772,150       95,379         5.38%
                                                  -----------------------               ---------      -------

    Total deposits                                 4,191,361       32,867       3.11%   4,363,787      135,664         3.11%
Federal funds purchased, securities sold
  under agreements to repurchase and                 466,525        5,848       4.97%     515,556       25,109         4.87%
  other borrowings
Other liabilities                                     89,185            -                  71,240            -
Shareholders' equity                                 516,604            -                 527,899            -
                                                  -----------------------               ---------      -------

  Total liabilities and shareholders' equity      $5,263,675       38,715       -       5,478,482      160,773         -
                                                  =======================               =========      =======

Total earning assets                              $4,924,734      103,279       8.32%   5,143,321      414,788         8.06%
                                                  =======================               =========      =======

Total interest bearing liabilities                $3,916,059       38,715       3.92%   4,134,241      160,773         3.89%
                                                  =======================               =========      =======

Net yield on earning assets                                        64,564       5.20%                  254,015         4.94%
                                                                =====================               =========================
Interest rate spread                                                            4.40%                                  4.18%


                                                            Quarter ended September 30,

                                                       -------------------------------------

                                                                       1996

                                                         Average                    Average
                                                         Balance       Balance       Rate
---------------------------------------------------------------------------------------------

ASSETS
Investment securities                                   1,279,273       20,344        6.33%
Federal funds sold                                          7,844          149        7.56%
Loans, net of unearned income                           3,858,654       84,625        8.72%
  Less allowance for possible loan losses                  47,476
                                                       -----------------------

    Net loans                                           3,811,178       84,625        8.83%
Cash and due from banks                                   202,548            -        -
Other assets                                              187,588            -        -

                                                       -----------------------

  Total assets                                          5,488,431      105,118        -
                                                       =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                  747,318            -        -
  Demand-
    interest bearing                                      448,771        1,956        1.73%
  Savings                                               1,388,472        8,030        2.30%
  Certificates and other time deposits                  1,759,320       23,599        5.34%
                                                       -----------------------

    Total deposits                                      4,343,881       33,585        3.08%
Federal funds purchased, securities sold
  under agreements to repurchase and                      553,743        6,849        4.92%
  other borrowings
Other liabilities                                          65,973            -
Shareholders' equity                                      524,834            -
                                                       -----------------------

  Total liabilities and shareholders' equity            5,488,431       40,434        -
                                                       =======================

Total earning assets                                    5,145,771      105,118        8.13%
                                                       =======================

Total interest bearing liabilities                      4,150,306       40,434        3.88%
                                                       =======================

Net yield on earning assets                                             64,684        5.00%
                                                                        ===================

Interest rate spread
                                                                                      4.25%
                                                                                  =========

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.


RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter ended September 30, 1997 was $22,013,000, 9.5% higher than last year's third quarter income of $20,099,000, which excludes a $6,652,000 after-tax charge mandated by federal legislation to replenish the Savings Association Insurance Fund (SAIF). Return on average equity was 16.91% and return on average assets was 1.66%. The same profitability ratios for the 1996 third quarter, excluding the SAIF charge, were 15.24% and 1.46%, respectively.

         For the nine months ended September 30, 1997, net income was $63,565,000, up 8.5% from last year's nine-month SAIF adjusted earnings of $58,573,000. Return on average equity was 16.35%, and return on average assets was 1.63%. The comparable ratios, excluding the SAIF charge, for the same period last year were 14.77% and 1.42%, respectively.

         Fully taxable equivalent ("FTE") net interest income for the third quarter was $64,564,000, essentially level with the $64,684,000 recorded during last year's quarter. FTE net interest income for the 1997 nine-month period was $192,989,000, up 1.5% from $190,138,000 one year ago. A higher net interest margin increased net interest income for both 1997 periods even though earning assets declined since last year. Specifically, average earning assets were down 4% for the quarter and 5% for the year-to-date period. The asset decline since last year was primarily due to a planned strategy to reduce low-yielding assets through the liquidation of investment securities and sale of less profitable branches. The net interest margin for the quarter was 5.20%, 20 basis points higher than last year's third quarter margin of 5.00%. For the nine-month periods, the net interest margin was 5.27% in 1997, 35 basis points more than the 4.92% recorded in 1996.

         Excluding securities gains/losses, other income (noninterest income) rose 21.7% during the quarter from $17,794,000 to $21,654,000. Improvement was reported in every category, including a 14.4% increase in trust fees, a 27.4% increase in credit card fees, a 102.9% rise in gains realized from loan sales, and a 32.4% increase in other operating income. Higher other operating income was mainly due to increased letter of credit fees associated with customer capital market activity and the early termination of an equipment lease. Similar increases were noted for the 1997 nine-month period, despite pre-tax branch sale gains of $3,186,000 recorded during the first quarter of 1996.

         Other expenses (noninterest expenses) totaled $48,320,000 for the quarter, a slight increase from last year's SAIF adjusted level of $48,191,000. The prior year third quarter SAIF assessment was $10,235,000, on a pre-tax basis. Improvements in occupancy and equipment expense were offset by modest increases in staff and other operating expenses. For the nine-month period, expenses, adjusted for the SAIF assessment, were down 1.5% from $145,780,000 in 1996 to $143,646,000 in the current year; efficiencies were realized in terms of staff reductions and a lower level of occupancy expense as a result of outsourcing certain real estate management functions.

         The Corporation's third quarter and nine-month 1997 efficiency ratios improved to 55.49% and 56.20%, respectively, compared with the SAIF adjusted ratios of 58.45% and 58.55%, respectively, for the prior year periods.

         Total loans, net of unearned interest, declined 2.1% at September 30, 1997. The loan mix continues to shift away from lower yielding mortgage loans to higher yielding commercial and consumer credits. During the quarter, the Corporation sold $115,000,000 of loans, mainly residential mortgages, realizing a gain of $2,311,000 from the sale, which helped boost other income. As of September 30, 1997, commercial and consumer loans constituted 39.9% and 33.9%, respectively, of the loan portfolio, compared with 36.1% and 29.7%, respectively, at the end of the third quarter 1996.

         The provision for loan losses in the third quarter 1997 was $6,182,000, compared to $3,485,000 for the three months ended September 30, 1996. The increased provision reflects the shift in loan mix toward a higher level of consumer and commercial credits where higher charge-offs would be anticipated. At September 30, 1997, nonperforming loans totaled $10,949,000, a 5.6% increase from the year earlier level of $10,372,000. Nonperforming assets were 0.31% of total loans and other real-estate-owned compared to 0.28% at September 30, 1996. On an annualized basis, net charge-offs as a percentage of average loans were 0.48% for both the current and prior year quarter. At September 30, 1997, the allowance for loan losses as a percentage of outstanding loans was 1.38%, an improvement from the year earlier level of 1.20%. The allowance coverage of nonperforming loans ratio was 4.79 times at third quarter 1997 and 4.49 times at the end of the prior year period.

         Total shareholders' equity at September 30, 1997, was $520,361,000, up marginally from $519,685,000 a year earlier. Strong earnings were offset by the reduction in equity caused by the Corporation's stock buyback program, which reduced outstanding shares by 343,200 during the third quarter 1997 (adjusted to reflect the two-for-one stock split on September 29, 1997 to shareholders of record as of September 2, 1997). At the end of the 1997 third quarter, outstanding shares totaled 62,093,698 compared to 64,170,856 at September 30, 1996.

         Earnings per share for the third quarter were $0.35, an increase of 13.9% over last year's quarterly earnings of $0.31, excluding the $0.10 per share 1996 SAIF charge. For the nine months ended September 30, 1997, earnings per share were $1.01, 13.1% higher than the $0.89 recorded for the 1996 SAIF adjusted nine-month period. The components of change in per share income for the quarters and nine months ended September 30, 1997 and 1996 are summarized in the following table:

 CHANGES IN EARNINGS PER SHARE
 -----------------------------

                                                   Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                                       1997/1996                     1997/1996
                                              -----------------------------------------------------

Net income per share September 30,
1996                                                     $0.21                          0.79

Increases (decreases) due to:

Net interest income - taxable equivalent                   ---                          0.04

Provision for possible loan losses                       (0.04)                        (0.09)

Other income                                              0.07                          0.11

Savings Association Insurance Fund (SAIF)
charge                                                    0.16                          0.16

Other expenses, excluding SAIF charge                      ---                          0.03

Federal income taxes - taxable equivalent                (0.06)                        (0.07)

Reduction in weighted-average shares
outstanding due to share repurchases                      0.01                          0.04
                                              -----------------------------------------------

Net change in net income per share                        0.14                          0.22
                                              -----------------------------------------------

Net income per share September 30, 1997                  $0.35                          1.01
                                              ===============================================


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

         Net interest income FTE for the quarter ended September 30, 1997 was $64,564,000 level with the $64,684,000 recorded for the same period one year ago.

The negligible decline in net interest income occurred as the drop in FTE interest income of $1,839,000 outpaced the savings in interest expense of $1,719,000.

         The lower interest income was a result of a tactic to reinvest lower yielding investment securities and mortgage loans into higher earning commercial and consumer credits and to reduce wholesale borrowing levels. Specifically, the reduction in outstanding investment securities reduced quarterly income by $3,417,000, when compared to the same period last year, but higher loan yields recovered $1,424,000 or 41.7% of the decline. For the third quarter, the yield on average loans increased 13 basis points from 8.72% in 1996 to 8.85%.

         In contrast to the almost level declines in interest income and expense experienced during the quarter, the decline in interest expense during the year-to-date period clearly exceeded the drop in interest income. The redeployment of maturing and sold assets into higher yielding loans was also prevalent during the 1997 nine-month period. For the nine months ended September 30, 1997, higher yielding loans and securities recovered $7,610,000, or 57.4% of the drop in interest income caused by fewer securities and loans outstanding. Loan yields for the year-to-date period averaged 8.89%, 21 basis points better than the 8.68% earned during last year's nine-month period.

         With regard to interest bearing liabilities, declining balances contributed $2,224,000 and $7,601,000, to the quarterly and year-to-date reductions in interest expense, respectively. The average cost of funds for the quarter was 3.92%, up 4 basis points from the 3.88% recorded one year ago. For the nine-month period, cost of funds averaged 3.88% compared to 3.91% last year.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)


                                      Quarters ended                          Nine Months Ended
                                      September 30,                            September 30,
                                       1997 and 1996                            1997 and 1996
                                       -------------                            -------------
                                    Increase (Decrease)                      Increase (Decrease)
                                  Interest Income/Expense                 Interest Income/Expense
                                  -----------------------                 -----------------------

                                  Volume     Yield Rate     Total        Volume      Yield Rate     Total
                                 -------------------------------------------------------------------------
INTEREST INCOME
Investment Securities            $(3,417)         588       (2,829)      (10,759)       1,820       (8,939)
Loans                               (508)       1,424          916        (2,478)       5,790        3,312
Federal funds sold                   128          (54)          74          (304)         (19)        (323)
                                 -------------------------------------------------------------------------
   Total interest income          (3,797)       1,958       (1,839)      (13,541)       7,591       (5,950)

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing             (5)        (416)        (421)           19         (969)        (950)
  Savings                           (710)         552         (158)       (2,362)         554       (1,808)
  Certificates and other
     time deposits                  (416)         277         (139)       (3,105)        (641)      (3,746)
  Federal Funds Purchased,
   REPOs & other borrowings       (1,093)          92       (1,001)       (2,153)        (147)      (2,300)
                                 -------------------------------------------------------------------------
   Total interest expense         (2,224)         505       (1,719)       (7,601)      (1,203)      (8,804)
                                 -------------------------------------------------------------------------

Net interest income              $(1,573)       1,453         (120)       (5,940)       8,794        2,854
                                 =========================================================================


NET INTEREST MARGIN

         The net interest margin, net interest income FTE divided by average earning assets, is affected by changes in the level of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, the interest rate spread, and changes in the corporate tax rates. A meaningful comparison of the net interest margin requires an adjustment for the changes in the statutory Federal income tax rate noted above. The following schedule shows the relationship of the tax equivalent adjustment and the net interest margin.

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)


                                                    Quarters Ended                    Nine Months Ended
                                                    September 30,                       September 30,
                                           ----------------------------------------------------------------------

                                                 1997             1996               1997             1996
                                           ---------------------------------  -----------------------------------
 Net interest income per
   financial statements                             $63,795          63,928             190,540          187,823
 Tax equivalent adjustment                              769             756               2,449            2,315
                                           ---------------------------------  -----------------------------------
 Net interest income - FTE                          $64,564          64,684             192,989          190,138
                                           =================================  ===================================

 Average earning assets                          $4,924,734       5,145,771           4,892,853        5,157,126
                                           =================================  ===================================


 Net interest margin                                  5.20%           5.00%               5.27%            4.92%
                                           ======================================================================

         Average loans outstanding for the quarter ended September 30, 1997 were $3,835,869,000, down less than one percent from $3,858,654,000 for the same quarter last year. The decline occurred because loan sales, securitizations, and repayments over the last twelve months were slightly more than dollars of new loans originated. Similarly, for the 1997 nine-month period, average loan outstandings totaled $3,782,714,000, down one percent from $3,819,979,000 for the prior year. Average outstanding loans for the quarter and nine-month periods equaled 77.9% and 77.3% of average earning assets, respectively.

         Average customer deposits outstanding for the three months ended September 30, 1997 were $4,191,361,000, down 3.5% from the year ago quarter. The largest decline occurred in savings balances which fell 8.3% to $1,273,592,000. The savings decline is consistent with recent trends experienced whereby a portion of former traditional savings dollars are being reinvested in mutual funds, individual company stocks, certificates of deposits, etc. On a percentage basis, average certificates and other time deposits increased from 42.4% of total interest bearing funds for the three months ended September 30, 1996 to 44.1% for the 1997 third quarter. Average savings deposits increased from 28.3% of interest bearing funds for last year's third quarter to 32.5% for the three months ended September 30, 1997, while average demand deposits increased from 28.8% of total interest bearing funds for the 1996 three-month period to 30.4% for the current year quarter. Average interest bearing deposits increased from 73.4% of funds during the 1996 third quarter to 74.1% for the 1997 third quarter. Conversely, average other borrowings decreased from 11.3% of total funds for the three months ended September 30, 1996 to 10.0% for the 1997 three-month period.

         In summary, total average customer deposits are less than one year ago. On a percentage basis, during the twelve months ended September 30, 1997, all categories of customer deposits increased as a percentage of total funds. As a result, loan funding needs of the Corporation were met more by customer deposits and proceeds from loan/securities sales and less by other borrowings compared to the prior period.

         During the third quarter 1997, interest bearing liabilities funded 79.5% of average earning assets compared to 80.7% one year ago. The decline in use of interest bearing liabilities as a loan and investment securities funding source helped keep the cost of funds rate at a level marginally higher than last year's third quarter.


OTHER INCOME

         Other income for the quarter ended September 30, 1997 was $22,539,000, an increase of $4,721,000 or 26%, over the $17,818,000 earned during the same period last year. Excluding securities sales, the increase in other income was $3,860,000, or 22%. For the nine-month period, other income totaled $61,933,000 compared to $55,135,000 a year ago. The sale of three branches during the 1996 first quarter, contributed $3,186,000 to last year's nine-month other income. The prior year gains from the branch sales were included in the "other operating income" category of the income statement.

         All categories of other income for the 1997 third quarter were higher than corresponding 1996 totals. Trust department income for the third quarter was $3,290,000, up 14.4% from the $2,875,000 earned one year ago. Service charges on depositors' accounts increased 2.8% to $6,451,000 from $6,275,000 for last year's third quarter. Credit card fees increased 27.4% to $3,836,000 for the quarter compared to $3,011,000 for the three months ended September 30, 1996. Other service fees, including Automated Teller Machine (ATM) revenue, were $1,774,000, an increase of 20.0% over last year's third quarter total of $1,479,000. Securities gains totaled $885,000 compared to $24,000 in the prior year quarter. A large portion of the 1997 securities gains occurred during September as a sale of mortgage-backed securities added $766,000 to pretax income. Net gains on sales of loans, primarily single-family mortgages, were $2,311,000 for the quarter, versus $1,139,000 last year, and other operating income was $3,992,000, an increase of $977,000 from the 1996 third quarter. Letter of credit fees associated with capital market bond issuances and the early termination of a large equipment lease accounted for most of the increase in other operating income.

         For the 1997 nine-month period, compared to the same period last year, trust department income increased 6.9% to $9,689,000; service charges on depositors' accounts increased 9.2% to $19,381,000; credit card fees increased 22.7% to $10,429,000; other service fees, which include ATM revenue, increased 23.3% to $5,597,000; securities gains, primarily from the sale of mortgage-backed securities and Sallie Mae stock, increased $1,589,000 to $1,825,000; gains on sales of loans totaled

$4,315,000, an increase of $1,364,000, and other operating income, excluding the 1996 first quarter gain of $3,186,000 from the sale of three branches, was up 20.1% to $10,697,000.

         Other income is especially important to banks as it provides a source of revenues not sensitive to the interest rate environment.

OTHER EXPENSES

         Other expenses were $48,320,000 for the third quarter, level with the adjusted operating expenses of $48,191,000 recorded during the same quarter last year. The prior year adjusted expenses exclude the $10,235,000 Savings Association Insurance Fund (SAIF) replenishment passed into law September 30, 1996. For the 1997 year-to-date period, other expenses totaled $143,646,000, down 1.5% from the adjusted expenses of $145,780,000 a year ago.

         Higher other income was the main catalyst for an improved efficiency ratio for the quarter, from 58.45% adjusted for SAIF, in 1996 to 55.49% in 1997. Increased other income, higher net interest income, and lower operating costs all helped the year-to-date efficiency ratio to improve from 58.55% last year to 56.20% in 1997. The third quarter efficiency ratio of 55.49% indicates that for every one dollar of pretax profit earned, 55.49 cents were used to cover operating costs. Therefore, the lower the ratio, the more efficient the organization. The Corporation is committed to keeping other expenses under control and in line with or better than peer results.

         During the quarter, salaries and employee benefits, the largest component of other expenses, increased less than one percent to $23,082,000 and other operating expenses, excluding the September 1996 SAIF charge, increased $397,000 to $18,266,000. Nearly offsetting the modest increases in employee and other operating expenses were declines in occupancy costs, which fell 6.1% due to savings from the outsourcing of certain real estate management functions, and lower equipment costs. For the nine-month period, salaries and employee benefits dropped 1.8% to $69,552,000, and all other operating cost categories varied only slightly compared to last year's SAIF-adjusted totals.

FINANCIAL CONDITIONS

INVESTMENT SECURITIES

         All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.


The book value and market value of investment securities classified as available for sale are as follows:

(Dollars in thousands)


                                                              September 30, 1997
                                                              ------------------

                                                                Gross            Gross
                                              Book           Unrealized       Unrealized          Market
                                              Value             Gains           Losses             Value
                                         ----------------  ---------------- ----------------  ----------------
 U.S. Treasury securities
   and U.S. Government  agency
   obligations                                  $577,595             2,426            3,284           576,737
 Obligations of state and
   political subdivisions                         92,651               210              228            92,633
 Mortgage-backed securities                      290,886             2,713              629           292,970
 Other securities                                 99,611             1,250              203           100,658
                                         ----------------  ---------------- ----------------  ----------------
                                              $1,060,743             6,599            4,344         1,062,998
                                         ================  ================ ================  ================


                                                                            ----------------  ----------------
 Due in one year or less                                                           $123,922           123,934
 Due after one year through five years
                                                                                    299,736           300,645
 Due after five years through ten years
                                                                                    142,260           143,076
 Due after ten years                                                                494,825           495,343
                                                                            ----------------  ----------------
                                                                                 $1,060,743         1,062,998
                                                                            ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 1997, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $791,341,000 at September 30, 1997, $724,886,000 at December 31, 1996 and
$702,121,000 at September 30, 1996.

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


LOANS

         Total loans outstanding at September 30, 1997 amounted to $3,789,384,000 compared to $3,655,998,000 at December 31, 1996 and
$3,872,175,000 at September 30, 1996. Loan demand, net of sales, has resulted in an annualized growth rate of 5% through September 30, 1997. At September 30, 1997, compared to the same quarter-end balances last year, commercial loans were $1,511,747,000 or 8% higher than last year's total; mortgage loans were $835,206,000, down 29%; and installment and bankcard loans (on a combined basis) were $1,282,796,000, up 12%. The shift in mix from lower yielding mortgage loans to higher earning commercial and consumer credits is clearly evident in the preceding loan category totals. The loan to funds ratio, a measure of the Corporation's liquidity, equaled 81.8% at September 30, 1997 compared to 79.0% at December 31, 1996 and 78.2% at September 30, 1996.




ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate loans) amounted to $11,721,000 at September 30, 1997 or 0.31% of total loans and other real estate outstanding. At December 31, 1996, nonperforming assets totaled $10,576,000 or 0.29% of outstanding loans and other real estate compared to $10,751,000 or 0.28% of outstanding loans and other real estate at September 30, 1996. Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and illustrate the required impaired loan disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.



                                                                    (Dollars in thousands)

                                                   September 30,         December 31,          September 30,
                                                       1997                  1996                  1996
                                                 ------------------  ----------------------  ------------------
 Impaired Loans:
      Non-accrual                                           $6,753                   9,579               9,363
      Restructured                                              90                      92                  93
 --------------------------------------------------------------------------------------------------------------
         Total impaired loans                                6,843                   9,671               9,456
                                                 ------------------  ----------------------  ------------------
 Other Loans:
      Non-accrual                                            4,106                     787                 916
      Restructured                                             ---                     ---                 ---
 --------------------------------------------------------------------------------------------------------------
         Total other nonperforming loans                     4,106                     787                 916
 --------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                          10,949                  10,458              10,372
 --------------------------------------------------------------------------------------------------------------
 Other real estate owned                                       772                     118                 379
                                                 ------------------  ----------------------  ------------------
      Total nonperforming assets                           $11,721                  10,576              10,751
 ==============================================================================================================
 Loans past due 90 days or more
      accruing interest                                     $8,641                   8,380               9,015
 ==============================================================================================================
 Total nonperforming assets as a
      percent of total loans                                 0.31%                   0.29%               0.28%
 ==============================================================================================================

 N/A = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at September 30, 1997 totaled $52,400,000 or 1.38% of total loans outstanding compared to $49,336,000 or 1.35% and $46,607,000 or 1.20% at December 31, 1996 and September 30, 1996,
respectively.


                                                               (Dollars in thousands)

                                       Nine Months Ended           Year Ended           Nine Months Ended
                                         September 30,            December 31,            September 30,
                                              1997                    1996                    1996
                                      ---------------------  -----------------------  ---------------------
 Balance at beginning of year                      $49,336                   46,840                 46,840
 Provision charged to
     operating expenses                             15,376                   17,751                  9,612
 Loans charged off                                  20,260                   21,230                 14,232
 Recoveries on loans
     previously charged off                          7,948                    5,975                  4,387
                                      ---------------------  -----------------------  ---------------------
                                                   $52,400                   49,336                 46,607
                                      =====================  =======================  =====================

 Net charge offs as a percent
     of average loans                                0.44%                    0.40%                  0.34%

 Allowance for possible loan losses:

 As a percent of loans
     outstanding at end of
     period                                          1.38%                    1.35%                  1.20%
 As a multiple of annualized
     net charge offs                                 3.18X                    3.23X                  3.54X

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


                                                               (Dollars in thousands)
                                                            Nine months and year ended

                                       September 30, 1997          December 31, 1996         September 30, 1996
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
 Demand Deposits -
   non-interest bearing                  $724,767     -              745,102     -              742,724     -

 Demand Deposits -
   interest bearing                       447,183     1.49%          447,524      1.75%         445,503      1.78%

 Savings Deposits                       1,281,763     2.38%        1,399,011      2.32%       1,414,649      2.32%

 Certificates and other
   time deposits                        1,691,288     5.36%        1,772,150      5.38%       1,768,748      5.40%
                                   ---------------             --------------             --------------
                                       $4,145,001     3.08%        4,363,787      3.11%       4,371,624      3.12%
                                   ===============             ==============             ==============

         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of September 30, 1997 by time remaining until maturity.


   (Dollars in thousands)             Amount
 ------------------------------------------------
 Maturing in:
 Under 3 months                         $254,402
 3 to 12 months                          104,087
 Over 12 months                           34,915
                                   --------------
                                        $393,404
                                   ==============

CAPITAL RESOURCES

         Shareholders' equity at September 30, 1997 totaled $520,361,000 compared to $523,707,000 at December 31, 1996 and $519,685,000 at September 30, 1996.

The following table reflects the various measures of capital:


                                        As of                  As of                       As of
                                    September 30,          December 31,                September 30,
                                        1997                  1996                         1996
(In thousands)
Total equity                    $520,361     9.93%     523,707      10.02%         519,685       9.36%

Common equity                    520,361     9.93%     523,707      10.02%         519,685       9.36%

Tangible common equity (a)       517,551     9.88%     519,950       9.95%         515,078       9.29%


Tier 1 capital (b)               508,247    11.53%     523,911      12.63%         521,033      12.33%

Total risk-based capital (c)     560,647    12.72%     573,247      13.82%         567,640      13.44%

Leverage (d)                     508,247     9.68%     523,911       9.63%         521,033       9.51%


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


         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 1997 the Corporation's risk-based capital equalled 12.72% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $0.16 paid in the third quarter has an indicated annual rate of $0.64 per share.

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






                             FIRSTMERIT CORPORATION



                             By: /s/ JACK R. GRAVO
                                 -----------------------------------------------
                                  Jack R. Gravo, Executive Vice President
                                  Finance and Administration



















DATE:   November 12, 1997