Form 10-K
period 1997-12-31
FIRSTMERIT BANK NA
filed 1998-02-24
CIK 354869

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      OHIO
             ------------------------------------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1339938
             ------------------------------------------------------
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

   III CASCADE PLAZA, AKRON, OHIO            44308            (330) 996-6300
-------------------------------------      ----------       ------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE         (ZIP CODE)       (TELEPHONE NUMBER)
               OFFICES)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                      and
                        PREFERRED SHARE PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 2, 1998: $1,572,007,275.

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1998: 61,762,140 Shares of Common Stock, No Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated February 23, 1998, in Part III.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Registrant, FirstMerit Corporation ("FirstMerit" or the "Corporation"), is a multi-bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1997, FirstMerit, its affiliated banks and other subsidiaries had total consolidated assets of approximately $5.3 billion and consolidated total shareholders' equity of approximately $530.3 million.

     FirstMerit through its affiliates operates principally as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northern Ohio, including Ashtabula, Cuyahoga, Erie, Geauga, Lake, Lorain, Medina, Portage, Stark, Summit and Wayne Counties. At December 31, 1997, FirstMerit's subsidiaries operated 129 full service banking offices, had 149 automated teller machines located in 11 counties in Ohio and employed approximately [2,300] full- and part-time employees. FirstMerit's principal business consists of owning and supervising its affiliates. FirstMerit directs their overall policies, including lending practices, and financial resources, but most day-to-day affairs are managed by the affiliates' own officers and directors, some of whom are also officers and directors of FirstMerit.

SUBSIDIARIES

     FirstMerit's wholly-owned subsidiaries include FirstMerit Bank, National Association, a national banking association, Akron, Ohio ("FirstMerit Bank"), Citizens National Bank, a national banking association, Canton, Ohio ("Citizens"), Peoples National Bank, a national banking association, Wooster, Ohio, Peoples Bank, N.A., a national banking association, Ashtabula, Ohio (collectively, the "Banks"), FirstMerit Credit Life Insurance Company, an Arizona corporation, FirstMerit Community Development Corporation, an Ohio corporation, Citizens Investment Corporation, an Ohio corporation and Citizens Savings Corporation of Stark County, an Ohio corporation (all, collectively, the "Subsidiaries").

     The Banks all provide a full range of customary banking products and services. In addition, the Banks provide a wide range of specialized services tailored to specific markets, including personal and corporate trust services, personal financial services, cash management services and international banking services. FirstMerit's nonbanking direct and indirect subsidiaries provide insurance sales services, credit life, accident and health insurance, securities brokerage services, equipment lease financing and other financial services.

     FirstMerit is in the process of merging the Banks under a single charter. It is contemplated that this process will be completed in 1998. FirstMerit began the consolidation process in 1997, when it changed First National Bank of Ohio to the new charter name of "FirstMerit Bank, National Association," and several months later merged its former bank subsidiaries, The Old Phoenix National Bank of Medina and EST National Bank, with and into FirstMerit Bank. FirstMerit Bank will be the resulting institution of the remaining charter consolidations.

     In 1996, FirstMerit Bank, FSB, a former federal savings association subsidiary of FirstMerit located in Clearwater, Florida ("FirstMerit FSB"), was merged with and into FirstMerit Trust Company, N.A., a former national trust company subsidiary of FirstMerit located in Naples, Florida under the name "FirstMerit Bank, N.A." ("FirstMerit NA"). On December 31, 1996, FirstMerit NA was merged with and into SouthTrust Bank of Florida N.A.

     FirstMerit is a corporate entity legally separate and distinct from its affiliates, however, bank holding companies such as FirstMerit are expected to act as a source of financial strength to their respective subsidiary banks. The principal source of FirstMerit's income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which the subsidiaries can pay dividends or otherwise supply funds to FirstMerit.

SUBSIDIARY OPERATIONS

     Each Bank engages in commercial banking in its respective geographical market. Commercial banking includes the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. Other services include automated banking programs, credit cards, rental of safe deposit boxes, letters of credit, leasing, discount brokerage and credit life insurance. The Banks also operate trust departments which offer estate and trust services. Each Bank offers its services primarily to consumers and small and medium size businesses in its respective geographical market. None of the Banks are engaged in lending outside the continental United States. None of the Banks is dependent upon any one significant customer or a specific industry.

     FirstMerit Credit Life Insurance Company, a subsidiary of FirstMerit, was formed in 1985 to engage in underwriting of credit life and credit accident and health insurance directly related to the extension of credit by the Banks to their customers. FirstMerit Community Development Corporation, a subsidiary of FirstMerit, was organized in 1994 to further the efforts of the subsidiaries in meeting the credit needs of their lending communities, and the requirements of the Community Reinvestment Act ("CRA"). Congress enacted CRA to assure that financial institutions meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can meet these needs by nontraditional activities such as acquiring, rehabilitating or investing in real estate in low to moderate income neighborhoods, and promoting the development of small businesses.

     In 1995 the Banks jointly organized and capitalized FirstMerit Mortgage Corporation ("FirstMerit Mortgage"), which is located in Canton, Ohio. FirstMerit Mortgage is engaged in the business of originating residential mortgage loans and providing mortgage loan servicing for itself, the Banks and third parties.

     FirstMerit Bank is the parent corporation of two wholly-owned Ohio corporations organized in 1993, FirstMerit Leasing Company ("FirstMerit Leasing") and FirstMerit Securities, Inc. ("FirstMerit Securities"). FirstMerit Leasing primarily provides equipment lease financing and related services, while FirstMerit Securities primarily provides discount brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries. FirstMerit Bank is also the parent corporation of Abell & Associations, Inc. ("Abell"), a nationally known life insurance and financial consulting firm. Abell was acquired in May 1997 by a former subsidiary of FirstMerit Bank. Abell assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. The firm also does consulting work for law and accounting firms and with individual corporations, designing funding for corporate liability issues and structured settlements.

     Peoples Bank, N.A. is the parent corporation of FirstMerit Insurance Agency, Inc., a subsidiary acquired by FirstMerit when it acquired Great Northern Financial Corporation in 1994. FirstMerit Insurance Agency, Inc.'s license to sell life insurance products and annuities was reactivated in 1997.

ACQUISITIONS

     FirstMerit engages on a regular basis in discussions concerning possible acquisitions of other financial institutions and financial services companies. FirstMerit also acquires from time to time, branches and deposits in its principal markets.

     On November 2, 1997, FirstMerit, entered into an Agreement of Affiliation and Plan of Merger ("Agreement") with CoBancorp Inc. ("CoBancorp"), a bank holding corporation headquartered in Elyria, Ohio, whereby CoBancorp will merge with and into FirstMerit ("Merger"). Based on FirstMerit's per share closing price on December 31, 1997 of $28.375, the value of the transaction on such date was approximately $174.3 million. The Merger is structured as a tax-free exchange for CoBancorp shareholders receiving FirstMerit common stock, and will be accounted for as a purchase transaction. The Merger is expected to close in the second quarter of 1998.

     In connection with the Merger, FirstMerit plans to issue between 3.1 and
4.3 million shares of its common stock. The FirstMerit Board of Directors has approved the repurchase of up to 4.3 million shares of FirstMerit stock for use in the Merger. These share purchases may be effected through public and private transactions. Under the terms of the Agreement, each share of CoBancorp common stock will be exchanged for $44.50 in cash or for shares of common stock of FirstMerit with a market value per share of $44.50, based upon the market value of FirstMerit common stock during a ten day period ending ten days prior to closing of the transaction, subject to adjustment as provided for in the Agreement. CoBancorp shareholders may elect to exchange their common stock for either common stock of FirstMerit, or $44.50 in cash, provided that no less than 30 percent nor more than 49 percent of the total transaction value will be paid in cash.

     Consummation of the Merger is subject to certain customary conditions, including, among others, (i) the approval of the Merger, the Agreement and the transactions contemplated thereby by the CoBancorp shareholders at a Special Shareholders Meeting scheduled for March 3, 1998 for such purpose, and (ii) receipt of regulatory approvals.

     Subsequent to the execution of the Agreement, CoBancorp and FirstMerit entered into a Stock Purchase Option dated as of November 3, 1997 (the "CoBancorp Stock Option"). Under the CoBancorp Stock Option, FirstMerit was granted an irrevocable option to purchase up to 19.9% of CoBancorp common stock, no par value at a price equal to $40.00 per share. The number of shares and the purchase price are subject to adjustment as described in the CoBancorp Stock Option. The CoBancorp Stock Option is exercisable by FirstMerit only under specific circumstances involving generally a transaction whereby CoBancorp would enter into an agreement to merge with a party other than FirstMerit, a third party would announce a tender offer for CoBancorp, another party shall have acquired 20% or more of CoBancorp, or the Agreement is not approved by the CoBancorp shareholders. Under certain circumstances CoBancorp may be required to repurchase the CoBancorp Stock Option or the shares acquired pursuant to the exercise thereof, plus pay additional sums.

     In October 1997, FirstMerit, through a wholly-owned subsidiary bank, entered into a purchase and assumption agreement with First Western Bank, N.A., to acquire three branches located in Lake County, Ohio. The three branches had a total of $49.0 million in deposits at the time the agreement was signed. The transaction closed in January 1998.

     In May 1997, FirstMerit, through a wholly owned subsidiary, acquired Abell & Associates, Inc. Abell is a nationally known life insurance and financial consulting firm which assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. The firm also does consulting work for law and accounting firms and with individual corporations, designing funding for corporate liability issues and structured settlements.

     In January 1995, FirstMerit acquired The CIVISTA Corporation ("CIVISTA") by merger of CIVISTA with and into FirstMerit. Through the merger, FirstMerit acquired CIVISTA's subsidiaries, including Citizens Savings Bank of Canton, an Ohio savings association with its principal offices in Canton, Ohio ("Citizens Savings"). FirstMerit then effected a merger of Citizens Savings into The First National Bank in Massillon, a national bank subsidiary of FirstMerit, to form a new national bank subsidiary called Citizens National Bank, with its principal offices in Canton, Ohio. When FirstMerit acquired control of CIVISTA, it also acquired control of certain other wholly-owned subsidiaries of CIVISTA, including Citizens Savings Corporation of Stark County ("CSC") and Citizens Investment Corporation ("CIC"). At the time of the merger, the value of the transaction was approximately $174.2 million. The Merger was structured as a tax-free exchange for CIVISTA shareholders receiving FirstMerit common stock, and was accounted for as a pooling of interest transaction.

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

     On September 29, 1994, President Clinton signed the Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Interstate Act generally permits nationwide interstate banking and branching commencing one year after enactment. After that time an "adequately capitalized" and "well managed" bank holding company may acquire a bank in any state, subject to certain concentration limitations. No banking organization may control more than ten percent of deposits nationwide or more than 30.0% of deposits in any one state. Individual states may waive the 30.0% limitation. After June 1, 1997, interstate bank holding companies could consolidate banks they own in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized by the Interstate Act, but states may specifically authorize it. States may also limit the acquisition of newly-formed banks for a period of up to five years to restrict effective de novo branching. The Interstate Act requires CRA compliance by out-of-state branches and prohibits "deposit production offices" to ensure that local savings are not diverted to other states. Institutions must maintain a loan activity-to-deposit ratio within a host state at least equal to one-half of the average percentage for all banks in the host state, otherwise the institution's federal regulator may close the out-of-state branch and restrict the institution from opening new branches in that state. Certain state laws, such as those on intrastate branching, consumer protection and fair lending, will still apply to out-of-state banks or branches. The Interstate Act is expected to stimulate an already active merger environment in the banking industry.

SUMMARY RESULTS OF OPERATIONS

     As of December 31, 1997, FirstMerit's consolidated total assets were $5.3 billion. Earnings for FirstMerit in 1997 were $86.4 million, or $1.38 per share (basic), compared with $70.9 million, or $1.09 per share (basic), for the year ended December 31, 1996. The earnings reported for 1996 were impacted by the Savings Association Insurance Fund (SAIF) recapitalization charge of $6.7 million recorded September 30, 1996. Excluding the SAIF charge, earnings for the year ended December 31, 1996 were $77.6 million, or $1.19 per share (basic). Total cash dividends paid to shareholders for the entire year were $0.61, an increase of $0.06 per share over the previously stated annual payments of $0.55. All per share amounts reflect the two-for-one split that occurred September 29, 1997 for shareholders of record as of September 2, 1997.

     On a fully-tax equivalent basis, net interest income was $258.7 million, up 2% from last year. The improved net interest margin of 5.25% compared to 4.94% in 1996 was primarily responsible for the rise in net interest income.

     Other income for the year was $83.6 million, an increase of $14.8 million or 22% over the prior year adjusted figures. The 1996 adjusted other income total does not include net proceeds of $13.2 million from sales of affiliate branches and $490,000 from the sale of the former FirstMerit Bank, N.A. in Clearwater, Florida. The largest gains in other income over one year ago were experienced in credit card fees, up 26%; other service fees, up 19%; and other operating income, up 24%. Other expenses were $191.1 million compared to $199.5 million in 1996. The four percent decline in operating expenses improved the efficiency ratio from 59.10% in 1996 to 55.60% for 1997. The 1996 other expenses and efficiency ratio exclude the previously mentioned pre-tax SAIF assessment of $10.2 million.

     During 1997, the Corporation recorded a provision for possible loan losses of $21.6 million compared to last year's provision of $17.8 million. The provisions in both years address the continuing shift in FirstMerit's loan portfolio from residential mortgages into commercial and consumer loans, which historically have higher loss rates. Nonperforming assets were 0.35% of total loans and other real estate compared to 0.29% one year ago. The allowance for loan losses as a percentage of outstanding loans was 1.40% at December 31, 1997 and 1.35% at December 31, 1996.

ITEM 2. PROPERTIES

FIRSTMERIT CORPORATION

     FirstMerit's executive offices and certain holding company operational facilities, totaling approximately 88,000 square feet, are leased from FirstMerit Bank. FirstMerit relocated its executive offices in 1994 to III Cascade, a seven-story office building located in downtown Akron, Ohio. During 1993, a long-term leasehold interest in III Cascade was acquired by an Ohio general partnership (the "Partnership"), the general partners of which are FirstMerit and a Delaware corporation subsidiary of Banc One Capital Corporation. FirstMerit does not control the Partnership. The City of Akron is the lessor of the property. FirstMerit Bank has subleased all of the premises of III Cascade from the Partnership, and FirstMerit subleases a portion of the premises from FirstMerit Bank.

     The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FIRSTMERIT BANK

     The principal executive offices of FirstMerit Bank are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank is the principal tenant of the building occupying approximately one-half of a total of 215,000 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 30 of FirstMerit Bank's other branches (not including those branches listed below in Medina and Elyria, Ohio) are owned by FirstMerit Bank, while the properties occupied by its remaining 27 branches (not including those branches listed below in Medina and Elyria, Ohio) are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 FirstMerit Bank completed major renovations to its main office building. FirstMerit Bank renovated all space which it occupies in the building, as well as all public areas.

     FirstMerit Bank also owns 19.5 acres near downtown Akron, on which is located FirstMerit's Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and the Subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property.

     The Trust and the Organizational & Development Departments of FirstMerit Bank are located in Main Place, a four-story office building located in downtown Akron. These Departments occupy approximately 29,000 square feet of leased space in Main Place.

     FirstMerit Bank's principal Medina, Ohio facility is located at 39 Public Square, Medina, Ohio. The building which houses these principal offices are leased. There are 14 other properties in the Medina region, five of these properties with branches are owned, while the properties occupied by its remaining nine branches are the subject of various lease obligations having various expiration dates. These facilities are leased from IRT Properties, a publicly-held real estate investment trust.

     FirstMerit Bank's principal Elyria, Ohio facility is located at 105 Court Street, Elyria, Ohio. The building which houses these principal offices are owned. There are 18 other properties in the Elyria region, 13 of these properties with branches are owned, while the properties occupied by its remaining five branches are the subject of various lease obligations having various expiration dates.

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

PEOPLES BANK, N.A.

     The principal executive offices of Peoples N.A. are located in its office at 7800 Reynolds Road, Mentor, Ohio, which is owned. Peoples N.A. owns the properties occupied by six of its other branches, while the properties occupied by its remaining nine branches are leased at various expiration dates. Peoples N.A. also has automated teller machines and on-line terminals. The computer operations of Peoples N.A. are provided through FirstMerit.

CITIZENS SAVINGS CORPORATION OF STARK COUNTY

     CSC owns a portion of an office condominium and certain low to moderate income housing units in Stark County, Ohio.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders of FirstMerit.

                        EXECUTIVE OFFICERS OF REGISTRANT

     The following persons are the executive officers of FirstMerit as of February 23, 1998. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

                                    DATE APPOINTED
          NAME              AGE     TO FIRSTMERIT                POSITION AND BUSINESS EXPERIENCE
------------------------  -------  ----------------  --------------------------------------------------------
Sid A. Bostic               55         02-01-98      President and Chief Operating Officer of FirstMerit and
                                                     of FirstMerit Bank since February 1, 1998; previously
                                                     Chairman, President and Chief Executive Officer, Norwest
                                                     Bank Indiana, N.A., Fort Wayne, Indiana
John R. Cochran             55         03-01-95      Chairman and Chief Executive Officer of FirstMerit and
                                                     of FirstMerit Bank since February 1, 1998; previously
                                                     President and Chief Executive Officer of FirstMerit and
                                                     FirstMerit Bank; previously President and Chief
                                                     Executive Officer; previously President and Chief
                                                     Executive Officer of Norwest Bank Nebraska, N.A.
John R. Macso               51         11-08-90      President, FirstMerit Services Division and Chief
                                                     Technology Officer, since February 1, 1998; previously
                                                     Executive Vice President of FirstMerit; previously
                                                     President and Chief Executive Officer of FirstMerit
                                                     Bank; previously Executive Vice President of FirstMerit
                                                     Bank
Robert P. Brecht            47         08-09-91      Executive Vice President of FirstMerit and of FirstMerit
                                                     Bank; previously Executive Vice President of FirstMerit
                                                     Bank since July 20, 1995; previously President and Chief
                                                     Executive Officer of Peoples N.A.
Jack R. Gravo               51         02-16-95      Executive Vice President of FirstMerit and of FirstMerit
                                                     Bank; previously President and Chief Executive Officer
                                                     of Citizens since February 1, 1995; previously President
                                                     of The CIVISTA Corporation
Bruce M. Kephart            46         07-25-95      Executive Vice President of FirstMerit, Regional
                                                     President FirstMerit Bank; President and Chief Executive
                                                     Officer of Peoples N.A. since July 25, 1995; previously
                                                     Vice President, Bank One, Cleveland, N.A.
George P. Paidas            50         04-13-94      Executive Vice President of FirstMerit, and Regional
                                                     President of FirstMerit Bank; President and Chief
                                                     Executive Officer of The Old Phoenix National Bank of
                                                     Medina ("Old Phoenix") since March 9, 1994; previously
                                                     Executive Vice President of Old Phoenix
Gregory R. Bean             46         04-10-91      Senior Vice President of FirstMerit; Senior Vice
                                                     President and Senior Trust Officer of FirstMerit Bank
Gary J. Elek                46         02-11-88      Senior Vice President and Treasurer of FirstMerit, and
                                                     Senior Vice President of FirstMerit Bank
Terry E. Patton             49         04-10-85      Senior Vice President, Counsel and Secretary of
                                                     FirstMerit and FirstMerit Bank
William E. Stansifer        50         10-02-95      Senior Vice President of FirstMerit and of FirstMerit
                                                     Bank; previously Senior Vice President, Banking Credit
                                                     Policy Office, Norwest Corporation

                                    DATE APPOINTED
          NAME              AGE     TO FIRSTMERIT                POSITION AND BUSINESS EXPERIENCE
------------------------  -------  ----------------  --------------------------------------------------------
Carrie L. Tolstedt          38         05-22-95      Executive Vice President of FirstMerit and of FirstMerit
                                                     Bank; President and Chief Executive Officer of Citizens
                                                     National Bank, President and Chief Executive Officer of
                                                     Peoples National Bank; previously Senior Vice President
                                                     of FirstMerit; previously Senior Vice President of
                                                     Norwest Bank Nebraska, N.A.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

                        STOCK PERFORMANCE AND DIVIDENDS

                BIDS         PER SHARE
QUARTER                      DIVIDEND     BOOK
 ENDING     HIGH     LOW       RATE      VALUE*
03-31-96   $16.25    13.88     0.1350    $ 8.10
06-30-96    16.00    15.00     0.1350      8.06
09-30-96    16.00    14.13     0.1350      8.10
12-31-96    18.00    15.63     0.1450      8.20
03-31-97    21.38    17.38     0.1450      8.24
06-30-97    25.25    19.25     0.1450      8.30
09-30-97    27.00    22.63     0.1600      8.38
12-31-97    30.75    24.88     0.1600      8.56

Number of shareholders at December 31, 1997 -- 6,978

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

     On February 1, 1998 there were approximately 6,945 shareholders of record of FirstMerit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                       YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                   1997        1996        1995        1994        1993        1992
                                ----------   ---------   ---------   ---------   ---------   ---------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Results of Operations
  Interest income.............  $  407,825     411,745     416,627     371,018     361,208     385,089
  Conversion to fully-tax
     equivalent...............       3,212       3,043       3,840       4,590       5,264       5,679
                                ----------   ---------   ---------   ---------   ---------   ---------
  Interest income*............     411,037     414,788     420,467     375,608     366,472     390,768
  Interest expense............     152,369     160,773     180,933     140,181     135,149     167,405
                                ----------   ---------   ---------   ---------   ---------   ---------
  Net interest income*........     258,668     254,015     239,534     235,427     231,323     223,363
  Provision for possible loan
     losses...................      21,593      17,751      19,763       4,624       8,056      18,965
  Other income................      83,578      82,496      68,517      70,656      71,909      68,591
  Other expense...............     191,080     209,702     227,779     193,410     187,945     175,286
                                ----------   ---------   ---------   ---------   ---------   ---------
  Income before federal income
     taxes*...................     129,573     109,058      60,509     108,049     107,231      97,703
  Federal income taxes........      39,998      35,075      30,950      32,110      33,335      29,194
  Fully-tax equivalent
     adjustment...............       3,212       3,043       3,840       4,590       5,264       5,679
                                ----------   ---------   ---------   ---------   ---------   ---------
  Federal income taxes*.......      43,210      38,118      34,790      36,700      38,599      34,873
                                ----------   ---------   ---------   ---------   ---------   ---------
Income before extraordinary
  item........................      86,363      70,940      25,719      71,349      68,632      62,830
Extraordinary item -- gain on
  disposition of assets after
  combination (net of tax
  effect).....................          --          --       5,599          --          --          --
                                ----------   ---------   ---------   ---------   ---------   ---------
Net income....................  $   86,363      70,940      31,318      71,349      68,632      62,830
                                ==========   =========   =========   =========   =========   =========
  Per share:
     Income before
       extraordinary item.....  $     1.38        1.09        0.38        1.07        1.03        0.95
     Extraordinary item (net
       of tax effect)                   --          --        0.09          --          --          --
                                ----------   ---------   ---------   ---------   ---------   ---------
     Basic net income.........  $     1.38        1.09        0.47        1.07        1.03        0.95
                                ==========   =========   =========   =========   =========   =========
     Diluted net income.......  $     1.36        1.08        0.47         N/A         N/A         N/A
                                ==========   =========   =========   =========   =========   =========
     Cash dividends...........  $     0.61        0.55        0.51        0.49        0.44        0.40
  Dividend payout ratio.......       44.30%      50.56%     132.68%      45.72%      42.13%      41.71%
Average Ratios
  Return on total assets......        1.64%       1.29%       0.55%       1.32%       1.34%       1.28%
  Return on shareholders'
     equity...................       16.62%      13.44%       5.93%      13.86%      14.30%      14.46%
  Shareholders' equity to
     total assets.............        9.89%       9.64%       9.34%       9.56%       9.38%       8.86%
Balance Sheet Data
  Total assets (at December
     31)......................  $5,307,461   5,227,980   5,596,521   5,722,573   5,179,298   5,054,267
  Daily averages:
     Total assets.............  $5,253,785   5,478,482   5,654,811   5,385,758   5,113,854   4,907,738
     Earning assets...........   4,926,372   5,143,321   5,287,521   5,030,012   4,724,710   4,539,828
     Deposits and other
       funds..................   4,641,569   4,879,343   5,058,333   4,820,339   4,581,960   4,416,929
     Shareholders' equity.....     519,618     527,899     528,038     514,860     479,792     434,604

---------------

*Fully-tax equivalent basis
N/A = not available

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS FOR THE YEARS 1997, 1996, 1995

     The following commentary presents Management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 1997, 1996 and 1995. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

     All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

     FirstMerit Corporation's net income totaled $86.4 million, or $1.38 per share, compared with $70.9 million, or $1.09 per share, earned in 1996. The 1996 earnings were impacted by the one-time Savings Association Insurance Fund (SAIF) recapitalization charge of $6.7 million, after taxes. Excluding the SAIF charge, prior year earnings were $77.6 million or $1.19 per share.

     Return on average equity for the year was 16.62% and return on average assets was 1.64%. After adjusting for the 1996 SAIF assessment, last year's comparable ratios were 14.70% and 1.42%, respectively.

     Net interest income on a fully tax-equivalent basis was $258.7 million in 1997 and $254.0 in 1996. The increase occurred because the net interest margin of 5.25% was 31 basis points higher than the 4.94% earned last year. The improved margin offset a decline of 4% in average earning assets. The decline in earning assets occurred as maturing investment securities were used to fund loan growth and residential mortgage loans were sold to reinvest the proceeds into higher yielding loans.

     Other income totaled $83.6 million compared to adjusted other income of $68.8 million for 1996. The adjusted figure for last year excludes total gains of $13.7 million from sales of branches and a former bank affiliate. The largest gains over one year ago were experienced in credit card fees, up 25.8 percent; other service fees, up 18.6 percent; and other operating income, up 24.4 percent.

     Other expenses were $191.1 million for the year, a four percent improvement over SAIF-adjusted pre-tax other expenses of $199.5 in 1996. Lower costs were noted in several expense categories including a 3.8 percent reduction in salaries and benefits, a 4.9 percent decline in occupancy expense, and a 5.0 percent drop in other operating expenses. The efficiency ratio of 55.60% was 350 basis points better than the 59.10% recorded last year.

     The provision for loan losses for 1997 was $21.6 million compared to $17.8 million in 1996. The $3.8 million increase was due to net charge-offs that were $1.9 higher than a year ago, a five percent rise in year end loan outstandings, and in response to the continued shift in FirstMerit's loan portfolio from residential real estate loans to commercial and consumer loans, which have historically exhibited higher loss rates. Nonperforming assets were 0.35% of total loans and other real estate compared to 0.29% one year ago. The allowance for loan losses as a percentage of outstanding loans increased to 1.40%, compared to 1.35% at December 31, 1996.

     Total shareholders' equity at December 31, 1997 was $530.3 million, a one percent increase over $523.7 million at December 31, 1996. Earnings for the year were largely offset by cash dividends paid to shareholders and FirstMerit's stock buyback program that reduced outstanding shares by 2.2 million shares during 1997.

     The following table summarizes the changes in earnings per share for 1997 and 1996.

                                                         1997/       1996/
                      (DOLLARS)                          1996        1995
                      ---------                          -----       -----
CHANGES IN EARNINGS PER SHARE
  Net income for 1996 and 1995, respectively.........   $ 1.09        0.47
  Increases (decreases) attributable to:
     Net interest income -- taxable equivalent.......     0.07        0.22
     Provision for possible loan losses..............    (0.06)       0.03
     Trust services..................................     0.02        0.02
     Service charges on deposit accounts.............     0.03        0.05
     Credit card fees................................     0.05        0.03
     Securities gains (losses), net..................     0.06       (0.03)
     Other income....................................    (0.14)       0.14
     Salaries and employee benefits..................     0.06        0.20
     Net occupancy expense...........................     0.02       (0.01)
     Equipment expense...............................     0.00        0.01
     Other expenses, excluding SAIF charge...........     0.06        0.00
     Savings Association Insurance Fund (SAIF)
       charge........................................     0.16       (0.16)
     Charges related to CIVISTA acquisition..........     0.00        0.24
     Extraordinary gain -- disposition of assets.....     0.00       (0.08)
     Federal income taxes -- taxable equivalent......    (0.08)      (0.05)
     Reduction in outstanding shares due to share
       repurchases...................................     0.04        0.01
                                                        ------      ------
     Net change in net income........................     0.29        0.62
                                                        ------      ------
     Net income per share............................   $ 1.38        1.09
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

                                                                   1997
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                     -------      --------    --------
                                                          (DOLLARS IN THOUSANDS)
Interest-bearing liabilities......................  $3,908,175      4.44%      173,523
Non-interest-bearing liabilities and equity.......   1,018,197      8.34%*      85,145
                                                    ----------                --------
                                                    $4,926,372                 258,668
                                                    ==========                ========

                                                                   1996
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                     -------      --------    --------
Interest-bearing liabilities                        $4,134,241      4.18%      172,811
Non-interest-bearing liabilities and equity          1,009,080      8.06%*      81,204
                                                    ----------                --------
                                                    $5,143,321                 254,015
                                                    ==========                ========

                                                                   1995
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                     -------      --------    --------
Interest-bearing liabilities                        $4,333,046      3.78%      163,789
Non-interest-bearing liabilities and equity            954,475      7.95%*      75,745
                                                    ----------                --------
                                                    $5,287,521                 239,534
                                                    ==========                ========

---------------

*Yield on earning assets

     Net interest income increased $4.7 million, or 1.8%, to $258.7 million in 1997 compared to $254.0 million in 1996. The increase occurred because the decline in interest expense was greater than the reduction in interest income. Specifically, interest income fell $3.8 million while interest expense decreased $8.4 million, or 5.2%.

     Interest income was lower than last year because earning assets fell 4.2% or $216.9 million. The decline in average earning assets was mainly attributable to sales of residential mortgage loans and mortgage-backed securities whose proceeds were reinvested in higher yielding commercial and consumer credits. The average yield on earning assets increased 28 basis points from 8.06% to 8.34% during 1997.

     Lower interest expense was due to fewer interest bearing liabilities as the cost of funds remained stable. Also contributing to less interest expense was a shift in the composition of customer deposits as earning assets funded by non-interest bearing liabilities and equity increased from 19.6% in 1996 and 18.1% in 1995 to 20.7% in 1997.

     The following table provides an analysis of the effect of changes in interest rates and volumes on net interest income in 1997 and 1996.

                    CHANGES IN NET INTEREST DIFFERENTIAL --
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

                                                          YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                 1997 AND 1996                 1996 AND 1995
                                          ---------------------------    --------------------------
                                            INCREASE (DECREASE) IN         INCREASE (DECREASE) IN
                                            INTEREST INCOME/EXPENSE       INTEREST INCOME/EXPENSE
                                          ---------------------------    --------------------------
                                                     YIELD/                       YIELD/
                                           VOLUME     RATE     TOTAL     VOLUME    RATE      TOTAL
                                          --------   ------   -------    ------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities:
  Taxable...............................  $(12,823)   1,376   (11,447)   (7,124)     (213)   (7,337)
  Tax-exempt............................    (1,120)     790      (330)   (1,590)     (375)   (1,965)
Loans...................................    (2,109)   8,819     6,710     (485)     4,855     4,370
Federal funds sold......................     1,211      105     1,316     (135)      (612)     (747)
                                          --------   ------   -------    ------   -------   -------
Total interest income...................   (14,841)  11,090    (3,751)   (9,334)    3,655    (5,679)
                                          --------   ------   -------    ------   -------   -------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing...............        21   (1,393)   (1,372)     366     (1,729)   (1,363)
  Savings...............................    (2,871)   1,264    (1,607)   (2,677)   (3,315)   (5,992)
  Certificates and other time deposits
     (CDs)..............................    (3,774)    (199)   (3,973)    (574)    (1,565)   (2,139)
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings......................    (1,888)     436    (1,452)   (4,563)   (6,103)  (10,666)
                                          --------   ------   -------    ------   -------   -------
Total interest expense..................    (8,512)     108    (8,404)   (7,448)  (12,712)  (20,160)
                                          --------   ------   -------    ------   -------   -------
Net interest income.....................  $ (6,329)  10,982     4,653    (1,886)   16,367    14,481
                                          ========   ======   =======    ======   =======   =======

---------------

Note: The variance created by a combination of rate and volume has been allocated entirely to volume.

     Total interest income decreased by $3.8 million in 1997 or 0.9% compared to 1996, which decreased 1.4% from 1995. The 1997 decrease resulted from a decline in earning assets that was partially offset by an improved earning asset yield. Sales and maturities of investment securities contributed $13.9 million or 93.9% of the total drop in average earning assets of $14.8 million. The 28 basis point improvement in the earning asset yield, from 8.06% to 8.34%, was entirely due to higher rates earned on loans, as well as the other earning assets, during 1997. A higher yield on loans contributed $8.8 million more to interest income in 1997 when compared to the prior year. The increased yield earned on loans was mainly due to a change in the loan portfolio mix from residential mortgages to higher yielding commercial and consumer loans.

     Interest expense decreased $8.4 million or 5.2% compared to last year, which decreased 11.1% compared to 1995. Lower average savings, CDs and other borrowing balances lessened interest expense by $2.9 million, $3.8 million and $1.9 million, respectively, and were responsible for the entire decline caused by fewer outstandings. Lower rates paid on interest bearing demand accounts and CDs were offset by higher rates on savings and other borrowings, resulting in a $0.1 million rise in rate-driven 1997 interest expense.

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

     The net interest margin for 1997 was 5.25% compared to 4.94% in 1996 and 4.53% in 1995. An improved margin and higher net interest income occurred despite the fact that the level of earning assets fell to a greater degree than the decline in outstanding interest-bearing liabilities. Specifically, the 1997 net interest margin and related net interest income outpaced the comparable amounts from last year because the yield on earning assets rose significantly while the overall cost of funds remained flat.

                                                    1997         1996         1995
                                                 ----------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
Net interest income............................  $  255,456      250,972      235,694
Tax equivalent adjustment......................       3,212        3,043        3,840
                                                 ----------    ---------    ---------
Net interest income -- FTE.....................  $  258,668      254,015      239,534
                                                 ==========    =========    =========
Average earning assets.........................  $4,926,372    5,143,321    5,287,521
                                                 ----------    ---------    ---------
Net interest margin............................       5.25%        4.94%        4.53%
                                                 ==========    =========    =========

OTHER INCOME

     Other income totaled $83.6 million in 1997, an increase of $14.8 million or 21.5% over adjusted 1996, which excludes prior year gains of $13.7 million from the sale of branches and a former bank affiliate.

                                                           1997        1996        1995
                                                         --------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
Trust fees.............................................  $13,442      12,182      10,712
Service charges on deposits............................   26,100      24,372      20,622
Credit card fees.......................................   14,355      11,415       9,372
Service fees -- other..................................    7,337       6,184       5,724
Mortgage sales and servicing...........................    6,009       4,863       3,236
Securities gains (losses)..............................    1,957      (1,776)        539
Other operating income.................................   14,378      25,256      18,312
                                                         -------      ------      ------
                                                         $83,578      82,496      68,517
                                                         =======      ======      ======

     Trust fees increased $1.3 million or 10.3% to $13.4 million in 1997. Service charges on deposits rose $1.7 million or 7.1% compared to last year. The increases in service charges on deposits for both 1997 and 1996, compared to 1995, was due to the 1996 implementation of standard service charges and procedures among the subsidiary banks of the Corporation as well as changes to the deposit product lines. Credit card fees increased $2.9 million in 1997 further illustrating the shift of the Corporation's loan portfolio from residential mortgage loans to consumer and commercial credits. Other service fees increased $1.2 million during the year mostly attributable to increased automated teller machine (ATM) activity.

     Income from mortgage sales and servicing rose $1.1 million, or 23.6%, to $6.0 million for the year. The net increase from 1995 to 1996 was a result of implementation of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," which added $2.3 million to income. Fewer loan sales during 1996 compared to 1995, however, offset the SFAS 122 increase and lowered income in this category by approximately $0.7 million. The Corporation's practice is to sell all fixed rate thirty year residential mortgage loans originated while retaining the servicing for these loans.

     Securities gains were $2.0 million in 1997 compared to losses of $1.8 million in 1996 and gains of $0.5 million in 1995. In 1996, the Corporation sold securities at a loss, principally in the fourth quarter, to reinvest the proceeds into higher yielding assets for 1997 and future years.

     Other operating income was $14.4 million, $2.8 million higher than the $11.6 million earned last year, excluding 1996 net gains of $13.7 million from the sale of branches and a former bank affiliate.

     Total other income covered 43.7% of other expenses. Adjusted coverage ratios for the two years immediately preceding 1997 were 34.7% and 30.1%, respectively. Unusual charges for both 1996 and 1995 are discussed in more detail in the "Other Expenses" section of this Annual Report as well as in Note 18 to the consolidated financial statements.

OTHER EXPENSES

     Other expenses were $191.1 million in 1997 compared to $209.7 million in 1996 and $227.8 million in 1995. Both 1996 and 1995 contained unusual charges. In 1996, the Corporation recorded a $10.2 million pre-tax SAIF recapitalization charge. Excluding the one-time SAIF assessment, other expenses would have been $199.5 million. Other expenses for 1995 included nonrecurring costs associated with an early retirement program, the CIVISTA acquisition, and reengineering charges that totaled $22.4 million. If unusual charges for both 1996 and 1995 are not considered, other expenses for 1997 were $8.4 million and $14.3 million less than the comparable 1996 and 1995 totals, respectively.

     OTHER EXPENSES

                                                        1997        1996        1995
                                                      --------    --------    --------
                                                           (DOLLARS IN THOUSANDS)
Salaries and wages..................................  $ 70,792     72,572      80,501
Pension and benefits................................    20,157     21,982      27,234
                                                      --------    -------     -------
Salaries, wages, pension and benefits...............    90,949     94,554     107,735
Net occupancy expense...............................    16,609     17,468      16,598
Equipment expense...................................    12,717     12,894      13,417
Taxes, other than federal income taxes..............     6,410      6,625       6,026
Stationery, supplies and postage....................     8,956     10,862      10,777
Bankcard, loan processing, and other fees...........    15,639     12,789      11,422
Advertising.........................................     5,911      6,866       5,766
Professional services...............................     4,979      4,297       7,911
Telephone...........................................     3,651      3,654       3,807
FDIC assessment.....................................     1,232     12,943       7,052
Amortization of intangibles.........................     1,869      3,148       3,534
Other operating expenses............................    22,158     23,602      33,734
                                                      --------    -------     -------
Total other expenses................................  $191,080    209,702     227,779
                                                      ========    =======     =======

     Salaries, wages, pension and benefits totaled $90.9 million in 1997, a decline of $3.6 million or 3.8% from 1996 and 15.6% less than 1995. Included in these costs for 1995 were severance and related charges of

$4.1 million and an early retirement charge of $3.9 million. The 1996 reduction was attributable to the actions taken in 1995 to reengineer the Corporation's retail delivery systems and consolidate back-room operations. In 1997, the Corporation spent 28.5 cents in benefits for every dollar of salary and wages compared to 30.3 cents in 1996, and 30.5 cents in 1995, excluding the severance and early retirement charges.

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

     Bankcard, loan processing, and other fees increased $2.8 million to $15.6 million in 1997. The majority of the increase, approximately $1.5 million, was due to costs associated with outsourcing the servicing of residential mortgage loans. These increased processing costs associated with the outsourced servicing were more than offset by related reductions in salaries and benefits costs.

     Professional services totaled $5.0 million in 1997 compared to $4.3 million in 1996 and $7.9 million in 1995. Included in the 1997 total are costs of $0.3 million associated with the Year 2000 (Y2K) Project. See the section titled "Year 2000 Issue" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more Y2K details. In 1995 external groups were used to help develop a reengineering plan to improve operating efficiencies, increase revenues and shareholder value, and to help train our employees to effectively sell our new products and services.

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

     As mentioned earlier in this section, the Corporation's FDIC assessment for 1996 included a one-time recapitalization of the Savings Association Insurance Fund totaling $10.2 million. Excluding the one-time charge, 1996 FDIC expense would have been $2.7 million. The 1997 FDIC expense of $1.2 million and the 1996 adjusted expense of $2.7 million are considerably less than the 1995 amount due to the reduction in the effective rate applicable to Bank Insurance Fund ("BIF") deposits.

     Amortization of intangible expense during 1997 was $1.3 million less than 1996 and $1.7 million less than 1995. The decrease occurred since intangible assets associated with 1996 branch sales,including several in the fourth quarter of that year, were written off.

     Other operating expenses amounted to $22.2 million in 1997 compared to $23.6 million last year and $33.7 million in 1995. Included in 1995 costs were $4.6 million of severance payments and fees paid to financial advisors as part of the CIVISTA acquisition as well as $6.6 million of reengineering charges for the adjustment to the value of buildings, equipment and other assets.

FEDERAL INCOME TAX

     Federal income tax expense totaled $40.0 million in 1997 compared to $35.1 million in 1996, and $34.0 in 1995 when tax expense of $3.0 million associated with the extraordinary gain is included. In 1997 the effective federal income tax rate for the Corporation equaled 31.7% compared to 33.1% in 1996 and 52.0% in 1995.

     The effective tax rate in 1995 was higher than normal due to the recapture of the bad debt reserve totaling approximately $12.4 million, and the nondeductibility of certain professional fees associated with the CIVISTA acquisition.

INVESTMENT SECURITIES

     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are required to be classified as held-to-maturity, available-for-sale, or trading. All investment securities are currently classified as available-for-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in a separate component of shareholders' equity. The adjustments to increase fair value at December 31, 1997 and decrease fair value at December 31, 1996 were $8.4 million and $1.4 million, respectively. Lower interest rates during 1997, compared to the prior year, increased the market value of the investment portfolio causing the positive mark to market adjustment.

     At December 31, 1997, investment securities totaled $1,116.8 million compared with $1,187.5 million one year earlier, a decline of 6.0%. Investment securities totaled $1,403.1 million at the end of 1995.

     A summary of investment securities' carrying value is presented below as of December 31, 1997, 1996 and 1995. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

                    CARRYING VALUE OF INVESTMENT SECURITIES

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                    1997         1996         1995
                                                 ----------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury and Government agency
  obligations..................................  $  595,653      655,741      864,967
Obligations of states and political
  subdivisions.................................      81,611       93,587      108,842
Mortgage-backed securities.....................     340,114      325,277      331,556
Other securities...............................      99,409      112,919       97,694
                                                 ----------    ---------    ---------
                                                 $1,116,787    1,187,524    1,403,059
                                                 ==========    =========    =========

                                                                OVER ONE YEAR        OVER FIVE YEARS
                                        ONE YEAR OR LESS     THROUGH FIVE YEARS     THROUGH TEN YEARS      OVER TEN YEARS
                                       -------------------   -------------------   -------------------   -------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE               AVERAGE
                                        AMOUNT     YIELDS     AMOUNT     YIELDS     AMOUNT     YIELDS     AMOUNT     YIELDS
                                       --------   --------   --------   --------   --------   --------   --------   --------
Treasury securities..................  $ 52,016     5.60%     113,824     6.03%         --        --          --        --
U.S. Government agency obligations...    43,903     5.61%     125,032     6.44%     63,030      6.82%    197,848      6.26%
Obligations of states and political
  subdivisions.......................    32,783     5.59%*     26,770     6.02%*    19,880      5.49%*     2,178      6.71%*
Mortgage-backed securities...........     3,944     5.80%      12,409     7.05%     79,125      6.68%    244,636      6.85%
Other securities.....................       738     5.40%       1,712     7.59%      2,143      6.23%     94,816      6.56%
                                       --------     ----     --------     ----     -------      ----     -------      ----
                                       $133,384     5.61%     279,747     6.27%    164,178      6.58%    539,478      6.58%
                                       ========     ====     ========     ====     =======      ====     =======      ====
Percent of total.....................    11.94%                25.05%               14.70%                48.31%
                                       ========              ========              =======               =======

---------------

* Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1997.

     At December 31, 1997, mortgage-backed securities totaled $340.1 million which includes $246.4 million of Collateralized Mortgage Obligations ("CMOs") representing approximately 24% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders' equity. CMOs which fail the Federal Financial Institution Examination Council's (FFIEC) high risk stress test total $3.4 million, or 0.03% of the total investment portfolio.

     The yield on the portfolio was 6.49% in 1997 compared to 6.32% in 1996 and 6.37% in 1995. The current year reduction in the investment portfolio funded increases in loan portfolios and the sale of branch deposits.

LOANS

     Total loans outstanding at December 31, 1997 increased 4.9% compared to one year ago or $3,834.9 million compared to $3,656.0 million. A breakdown by category is presented below, along with a maturity summary of commercial, financial and agricultural loans.

                                                                    DECEMBER 31,
                                         ------------------------------------------------------------------
                                            1997          1996          1995          1994          1993
                                         ----------    ----------    ----------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural.........................  $  875,715       748,858       588,864       467,428       430,118
Installments to individuals............     833,146       811,561       777,990       800,441       632,354
Real estate............................   1,982,059     1,936,342     2,223,561     2,261,283     2,016,491
Lease financing........................     143,955       159,237       179,951       158,737        56,903
                                         ----------    ----------    ----------    ----------    ----------
  Total loans..........................   3,834,875     3,655,998     3,770,366     3,687,889     3,135,866
Less allowance for possible loan
  losses...............................      53,774        49,336        46,840        35,834        35,030
                                         ----------    ----------    ----------    ----------    ----------
    Net loans..........................  $3,781,101     3,606,662     3,723,526     3,652,055     3,100,836
                                         ==========    ==========    ==========    ==========    ==========

                                                                  DECEMBER 31, 1997
                                                              -------------------------
                                                              COMMERCIAL, FINANCIAL AND
                                                                    AGRICULTURAL
                                                              -------------------------
Due in one year or less.....................................          $542,286
Due after one year but within five years....................           211,477
Due after five years........................................           121,952
                                                                      --------
    Total...................................................          $875,715
                                                                      ========
Loans due after one year with interest at a predetermined
  fixed rate................................................           125,517
Loans due after one year with interest at a floating rate...           207,912
                                                                      --------
    Total...................................................          $333,429

     Real estate loans at December 31, 1997 totaled $1,982.1 million or 51.7% of total loans outstanding compared to 53.0% one year ago. Residential loans (1-4 family dwellings) totaled $910.7 million, home equity loans $251.0 million, construction loans $151.8 million and commercial real estate loans $668.8 million. The year-end real estate totals point out the shift in the composition of the Corporation's loan portfolio from residential real estate to higher yielding commercial and consumer loans.

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

     Consumer loans or loans to individuals increased 2.7% compared to last year and accounted for 21.7% of total loans compared to 22.2% in 1996.

     Commercial, financial, and agricultural loans increased 16.9% during 1997 and make-up 22.8% of total outstanding loans compared to 20.5% last year. Again, the increase in consumer and commercial loans is evidence of FirstMerit's shifting loan portfolio.

     The decline in lease financing loans from $159.2 million in 1996 to $144.0 million at December 31, 1997 is primarily due to decreased originations in the highly competitive auto lease business. Auto leases totaled $69.6 million with equipment leasing totaling $70.6 million, and leveraged leases were $3.7 million at year-end 1997.

     There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ASSET QUALITY

     Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

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

     Effective December 31, 1995, the Corporation adopted Statement of Financial Accounting Standard No. 114,"Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a loan -- Income Recognition and Disclosures." These statements prescribe how the allowance for loan losses related to impaired loans should be determined and the required disclosures. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral.

NON-PERFORMING ASSETS

     Non-performing assets consist of:

     - NON-ACCRUAL LOANS on which interest is no longer accrued because its collection is doubtful.

     - RESTRUCTURED LOANS on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

     - OTHER REAL ESTATE OWNED (OREO) acquired through foreclosure in satisfaction of a loan.

                                                                          DECEMBER 31,
                                                         -----------------------------------------------
                                                          1997       1996      1995      1994      1993
                                                         -------    ------    ------    ------    ------
                                                                     (DOLLARS IN THOUSANDS)
Impaired Loans:
  Non-accrual..........................................  $11,185     9,579     7,373    10,517       N/A
  Restructured.........................................       89        92     1,548     2,026       N/A
                                                         -------    ------    ------    ------    ------
    Total impaired loans...............................   11,274     9,671     8,921    12,543       N/A
Other Loans:
  Non-accrual..........................................    1,434       787     3,918     3,108    12,040
  Restructured.........................................       --        --        --        --     6,176
                                                         -------    ------    ------    ------    ------
    Total Other non-performing loans...................    1,434       787     3,918     3,108    18,216
                                                         -------    ------    ------    ------    ------
    Total non-performing loans.........................   12,708    10,458    12,839    15,651    18,216
                                                         -------    ------    ------    ------    ------
Other real estate owned (OREO).........................      908       118     1,059    10,393     8,637
    Total non-performing assets........................  $13,616    10,576    13,898    26,044    26,853
                                                         =======    ======    ======    ======    ======
Loans past due 90 days or more accruing interest.......  $11,166     8,380     7,252     3,569     4,122
                                                         =======    ======    ======    ======    ======
Total non-performing assets as a percent of total loans
  & OREO...............................................     0.35%     0.29%     0.37%     0.70%     0.85%
                                                         =======    ======    ======    ======    ======

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

     Non-performing assets at year end were $13.6 million, $10.6 million at December 31, 1996 and $13.9 million at December 31, 1995. As a percentage of total loans outstanding plus OREO, non-performing assets were 0.35% at year-end 1997 compared to 0.29% in 1996 and 0.37% in 1995. The average balances of impaired loans for the years ended December 31, 1997 and 1996 were $10.5 million and $9.3 million, respectively.

     For the year ended December 31, 1997, impaired assets earned $460,000 in interest income. Had they not been impaired, they would have earned $1.1 million. For the same period, total non-performing loans earned $544,000 in interest income. Had they paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $1.5 million.

     In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $32.1 million at December 31, 1997. These loans are closely monitored for any further deterioration in the borrowers' financial condition and for the borrowers' ability to comply with terms of the loans.

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

     At December 31, 1997, the allowance was $53.8 million or 1.40% of loans outstanding compared to $49.3 million or 1.35% in 1996 and $46.8 million or 1.24% in 1995. The allowance equaled 423.15% of non-performing loans at December 31, 1997 compared to 471.75% in 1996. The allowance for possible loan losses related to impaired loans at December 31, 1997 and December 31, 1996 totaled $1.1 million and $1.0 million, respectively.

     Net charge-offs were $17.2 million in 1997 compared to $15.3 million in 1996 and $8.8 million in 1995. As a percentage of average loans outstanding, net charge-offs equaled 0.45% in 1997, 0.40% in 1996 and 0.23% in 1995. Losses are charged against the allowance as soon as they are identified.

     A five-year summary of activity follows:

ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                                  DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            1997         1996         1995         1994         1993
                                                         ----------    ---------    ---------    ---------    ---------
                                                                             (DOLLARS IN THOUSANDS)
Allowance for possible loan losses at beginning of
  year.................................................  $   49,336       46,840       35,834       35,030       31,592
Loans charged off:
  Commercial, financial and agricultural...............       1,618        2,665        3,145        1,479        1,686
  Installment to individuals...........................      23,779       16,637        8,578        5,476        5,936
  Real estate..........................................         574          224          883          720          977
  Lease financing......................................       1,290        1,315          319           20           28
  Decrease from sale of subsidiary.....................          --          389           --           --           --
                                                         ----------    ---------    ---------    ---------    ---------
    Total..............................................      27,261       21,230       12,925        7,695        8,627
                                                         ----------    ---------    ---------    ---------    ---------
Recoveries:
  Commercial, financial and agricultural...............       1,121          450          569          719        1,334
  Installment to individuals...........................       8,386        5,117        3,382        3,029        2,548
  Real estate..........................................         123          202          129          106           95
  Lease financing......................................         476          206           88           21           32
                                                         ----------    ---------    ---------    ---------    ---------
    Total..............................................      10,106        5,975        4,168        3,875        4,009
                                                         ----------    ---------    ---------    ---------    ---------
Net charge-offs........................................      17,155       15,255        8,757        3,820        4,618
                                                         ----------    ---------    ---------    ---------    ---------
Provision for possible loan losses.....................      21,593       17,751       19,763        4,624        8,056
                                                         ----------    ---------    ---------    ---------    ---------
Allowance for possible loan losses at end of year......  $   53,774       49,336    $  46,840       35,834       35,030
                                                         ==========    =========    =========    =========    =========
Average loans outstanding..............................  $3,789,231    3,812,900    3,818,486    3,350,162    3,104,406
                                                         ==========    =========    =========    =========    =========
Ratio to average loans:
  Net charge-offs......................................        0.45%        0.40%        0.23%        0.11%        0.15%
  Provision for possible loan losses...................        0.57%        0.47%        0.52%        0.14%        0.26%
                                                         ==========    =========    =========    =========    =========
Loans outstanding at end of year.......................  $3,834,875    3,655,998    3,770,366    3,687,889    3,135,866
                                                         ==========    =========    =========    =========    =========
Allowance for possible loan losses:
  As a percent of loans outstanding at end of year.....        1.40%        1.35%        1.24%        0.97%        1.12%
  As a multiple of net charge-offs.....................        3.13         3.23         5.35         9.38         7.59
                                                         ==========    =========    =========    =========    =========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                               AS OF                   AS OF                   AS OF                   AS OF
                         DECEMBER 31, 1997       DECEMBER 31, 1996       DECEMBER 31, 1995       DECEMBER 31, 1994
                       ---------------------   ---------------------   ---------------------   ---------------------
                                    % OF                    % OF                    % OF                    % OF
                                  LOANS BY                LOANS BY                LOANS BY                LOANS BY
                                  CATEGORY                CATEGORY                CATEGORY                CATEGORY
                                  TO TOTAL                TO TOTAL                TO TOTAL                TO TOTAL
                                    LOANS                   LOANS                   LOANS                   LOANS
                       AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING
                       -------   -----------   -------   -----------   -------   -----------   -------   -----------
                                                          (DOLLARS IN THOUSANDS)
Commercial,
  financial, and
  agricultural.......  $25,306        23%       14,962        21%       13,570        16%        6,341        13%
Loans secured by real
  estate.............   13,030        51%       11,784        53%       18,690        59%       13,823        61%
Installment..........   14,318        22%       21,303        22%       13,360        21%       12,245        22%
Lease financing......    1,120         4%        1,287         4%        1,220         4%          699         4%
                       -------       ---       -------       ---       -------       ---       -------       ---
                       $53,774       100%       49,336       100%       46,840       100%       33,108       100%
                       =======       ===       =======       ===       =======       ===       =======       ===

                               AS OF
                         DECEMBER 31, 1993
                       ---------------------
                                    % OF
                                  LOANS BY
                                  CATEGORY
                                  TO TOTAL
                                    LOANS
                       AMOUNT    OUTSTANDING
                       -------   -----------

Commercial,
  financial, and
  agricultural.......   16,935        14%
Loans secured by real
  estate.............    7,911        64%
Installment..........    3,388        20%
Lease financing......    2,986         2%
                       -------       ---
                        31,220       100%
                       =======       ===

DEPOSITS

     Average deposits for 1997 totaled $4,164.1 million, a decrease of 4.6% and 6.4% compared to 1996 and 1995 levels, respectively. The success of the Corporation's "free-checking" campaigns brought in additional demand deposits that partially offset the overall decline in deposits and contributed to a stabilized cost of funds and an improved net interest margin.

     As market interest rates decreased during the year, and the stock market strengthened, savings deposits were withdrawn and reinvested in equity funds not held by the Corporation. Specifically, the decline in average savings deposits from $1,399.0 million in 1996 to $1,279.9 million in 1997 accounted for about 60% of the decline in total average deposits.

     Average demand deposits, including both interest-bearing and noninterest-bearing categories, totaled $1,182.4 million for the year, a decrease of 0.9% over last year's average. Additionally, the average rate paid on interest-bearing demand deposits decreased 31 basis points to 1.44%.

     Certificates and other time deposits ("CDs") averaged $1,701.9 million for 1997, a decrease of 4.0% over 1996's average of $1,772.2 million. The average yield paid on CDs declined 1 basis point from 5.38% in 1996 to 5.37% in 1997.

     CDs accounted for 40.9% of average deposits in 1997 compared to 40.6% in 1996. Savings equaled 30.7% and 32.1% in 1997 and 1996, respectively, and demand deposits, both interest and non-interest bearing, were 28.4% and 27.3%, respectively.

     The average cost of deposits and other borrowings was up 1 basis point compared to one year ago, or 3.90% in 1997 compared to 3.89% last year.

                                                      YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                         1997                   1996                   1995
                                 --------------------    -------------------    -------------------
                                  AVERAGE     AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                  BALANCE      RATE       BALANCE     RATE       BALANCE     RATE
                                 ----------   -------    ---------   -------    ---------   -------
                                                       (DOLLARS IN THOUSANDS)
Demand deposits -- non-interest
  bearing......................  $  733,394      --        745,102      --        725,287      --
Demand deposits -- interest
  bearing......................     448,976    1.44%       447,524    1.75%       426,608    2.16%
Savings deposits...............   1,279,859    2.41%     1,399,011    2.32%     1,514,374    2.54%
Certificates and other time
  deposits.....................   1,701,886    5.37%     1,772,150    5.38%     1,782,817    5.47%
                                 ----------              ---------              ---------
                                 $4,164,115              4,363,787              4,449,086
                                 ==========              =========              =========

     The following table summarizes the certificates and other time deposits in amounts of $0.1 million or more as of December 31, 1997, by time remaining until maturity.

                                                               AMOUNT
                                                              --------
Maturing in:
  Under 3 months............................................  $230,432
  3 to 6 months.............................................   104,058
  6 to 12 months............................................    37,920
  Over 12 months............................................    32,940
                                                              --------
                                                              $405,350
                                                              ========

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

     At December 31, 1997 the Corporation was in a moderate asset-sensitive position as illustrated in the following table:

                                                   31-60      61-90      91-180    181-365     OVER 1
                                     1-30 DAYS      DAYS       DAYS       DAYS       DAYS       YEAR        TOTAL
                                     ----------   --------   --------   --------   --------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Loans and leases.................  $1,049,639     76,787     73,832   250,264    423,102    1,907,477   3,781,101
  Investment securities............     126,798     18,166     54,436    84,765    156,463      676,159   1,116,787
  Federal funds sold...............      33,100         --         --        --         --           --      33,100
                                     ----------   --------   --------   -------    -------    ---------   ---------
Total Interest Earning Assets......  $1,209,537     94,953    128,268   335,029    579,565    2,583,636   4,930,988
                                     ----------   --------   --------   -------    -------    ---------   ---------
Interest-Bearing Liabilities:
  Demand -- Interest bearing.......  $   18,824     18,824     23,530        --         --      409,423     470,601
  Savings..........................      76,736     76,736     76,736        --         --    1,048,725   1,278,933
  Certificates and other time
    deposits.......................     296,672    140,487    160,068   401,224    347,835      390,204   1,736,490
  Securities sold under agreement
    to repurchase and other
    borrowings.....................     423,860         25        167    11,219        457        6,027     441,755
                                     ----------   --------   --------   -------    -------    ---------   ---------
Total Interest Bearing
  Liabilities......................  $  816,092    236,072    260,501   412,443    348,292    1,854,379   3,927,779
Total GAP..........................  $  393,445   (141,119)  (132,233)  (77,414)   231,273      729,257   1,003,209
                                     ==========   ========   ========   =======    =======    =========   =========
Cumulative GAP.....................  $  393,445    252,326    120,093    42,679    273,952    1,003,209
                                     ==========   ========   ========   =======    =======    =========

CAPITAL RESOURCES

     Shareholders' equity at December 31, 1997 totaled $530.3 million compared to $523.7 million at December 31, 1996, an increase of 1.3%. The Corporation's stock repurchase program, detailed in the "Earnings Summary" portion of Management's Discussion and Analysis, offset 1997 earnings to such an extent that equity grew only slightly during 1997.

                                                             AS OF DECEMBER 31,
                                          --------------------------------------------------------
                                                1997                1996                1995
                                          ----------------    ----------------    ----------------
                                                               (IN THOUSANDS)
Total equity............................  $530,336    9.99%    523,707   10.02%    542,881    9.70%
Common equity...........................   530,336    9.99%    523,707   10.02%    542,881    9.70%
Tangible common equity (a.).............   527,771    9.95%    519,950    9.95%    536,934    9.60%
Tier 1 capital (b.).....................   516,388   12.30%    523,911   12.63%    538,032   14.53%
Total risk-based capital (c.)...........   568,886   13.55%    573,247   13.82%    584,872   15.80%
Leverage (d.)...........................   516,388    9.66%    523,911    9.63%    538,032    9.66%

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

     The Federal Deposit Insurance Corporation Act of 1991 ("FDICA") set capital guidelines for a financial institution to be considered "well-capitalized." These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At December 31, 1997, the Corporation's risk-based capital equaled 13.55% of risk-adjusted assets, its Tier I capital ratio equaled 12.30% and its leverage ratio equaled 9.66%.

     The Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on September 29, 1997. The split was paid to shareholders of record as of September 2, 1997.

     During 1997, the Corporation's Directors increased the quarterly cash dividend, marking the sixteenth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $0.16 paid has an indicated annual rate of $0.64 per share. Over the past five years the dividend has increased at an annual rate of approximately 8%.

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

     Reliance on borrowed funds decreased during the year as maturing investment portfolio securities were used to fund deposit withdrawals and repay borrowings. During the year, the Corporation sold, for liquidity purposes, approximately $46.0 million of fixed and adjustable rate residential real estate loans. The loan sales improved liquidity while restructuring the balance sheet to higher yielding assets.

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

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At December 31, 1997, the Parent Company and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR STATEMENT

     Information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above and within this report, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for FirstMerit services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

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

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment, or computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Corporation has contracted the services of Keane, Inc., an application development, outsourcing and integration services firm, to perform an enterprise wide business unit risk assessment of Year 2000 issues. Keane has completed the enterprise wide business unit risk assessment for the Corporation which included formal communications with all significant suppliers to determine the extent to which the Corporation is vulnerable to those third parties' failure to address their own Year 2000 issues.

     On the basis of recent internal business unit risk assessments, the Corporation determined that there are approximately 1.2 million lines of in-house code needing review for Year 2000 impacts. Some of this code will require modification or replacement so that applications and computer systems will properly utilize dates beyond December 31, 1999. The Corporation is utilizing both internal and external resources to remediate, or replace, and test in-house code to ensure uninterrupted customer service through Year 2000 readiness. The Corporation believes that with modifications to existing software and conversions to new software, the Year 2000 issue will be mitigated. An internal review of computer hardware and date sensitive automated equipment has been conducted. Additionally, the Corporation has implemented a program that utilizes internal resources to assess the Year 2000 readiness of major borrowers.

     The Corporation's total Year 2000 readiness project costs and estimates to complete include the estimated costs and time associated with the impact of a third party vendor's Year 2000 issues and are based on presently available information. There can be no guarantees, however, that the systems and applications of other companies on which the Corporation's systems and applications rely will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems and applications, would not have material adverse effect on the Corporation.

     The Corporation plans to complete the Year 2000 readiness project within one year and should have significant testing initiated during the third quarter of 1998. The total remaining cost of the Year 2000 readiness project is estimated at $5.7 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years, and is not expected to have a material adverse effect on the Corporation's results of operations. To date, the Corporation has incurred and expensed approximately $327,000 related to the assessment of, and preliminary efforts in connection with, the Year 2000 readiness project and development of a remediation plan.

     The costs of the Year 2000 readiness project and the date on which the Corporation plans to complete Year 2000 remediation are based on management's best estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party vendor remediation plans and other factors. There can be no guarantee, however, that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained programming personnel, the ability to locate and correct all relevant computer coding, and similar uncertainties.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1997.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
  Investment securities (at market value)...................  $1,116,787    1,187,524
  Federal funds sold........................................      33,100       15,550
  Commercial loans..........................................   1,553,707    1,373,806
  Mortgage loans............................................     852,482      944,887
  Installment loans.........................................     922,227      876,997
  Home equity loans.........................................     250,513      195,924
  Credit card loans.........................................     103,041       90,028
  Tax-free loans............................................       8,947       15,119
  Leases....................................................     143,958      159,237
                                                              ----------   ----------
     Total earning assets...................................   4,984,762    4,859,072
                                                              ----------   ----------
  Allowance for possible loan losses........................     (53,774)    (49,336)
  Cash and due from banks...................................     166,742      222,164
  Premises and equipment, net...............................      99,765      102,139
  Accrued interest receivable and other assets..............     109,966       93,941
                                                              ----------   ----------
     Total assets...........................................  $5,307,461    5,227,980
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand-non-interest bearing............................  $  769,187      799,771
     Demand-interest bearing................................     470,601      450,187
     Savings................................................   1,278,933    1,309,275
     Certificates and other time deposits...................   1,736,490    1,645,642
                                                              ----------   ----------
     Total deposits.........................................   4,255,211    4,204,875
                                                              ----------   ----------
  Securities sold under agreements to repurchase and other
     borrowings.............................................     441,755      423,701
  Accrued taxes, expenses, and other liabilities............      80,159       75,697
                                                              ----------   ----------
     Total liabilities......................................   4,777,125    4,704,273
                                                              ----------   ----------
  Commitments and contingencies.............................          --           --
  Shareholders' equity:
     Preferred stock, without par value: authorized and
      unissued 7,000,000 shares.............................          --           --
     Common stock, without par value: authorized 80,000,000
      shares; issued 68,127,314 and 67,719,750 shares,
      respectively..........................................     110,069      107,343
     Treasury stock, 6,159,845 and 3,806,964 shares,
      respectively..........................................    (108,734)    (59,258)
     Net unrealized holding gains (losses) on available for
      sale securities.......................................       3,246      (2,217)
     Retained earnings......................................     525,755      477,839
                                                              ----------   ----------
     Total shareholders' equity.............................     530,336      523,707
                                                              ----------   ----------
     Total liabilities and shareholders' equity.............  $5,307,461    5,227,980
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                           DATA)
Interest income:
  Interest and fees on loans................................  $337,181     330,309     325,763
  Interest and dividends on investment securities:
    Taxable.................................................    64,048      75,498      82,836
    Exempt from federal income taxes........................     4,346       5,004       6,347
                                                              --------    --------    --------
                                                                68,394      80,502      89,183
  Interest on federal funds sold............................     2,250         934       1,681
                                                              --------    --------    --------
    Total interest income...................................   407,825     411,745     416,627
                                                              --------    --------    --------
Interest expense:
  Interest on deposits:
    Demand-interest bearing.................................     6,467       7,839       9,202
    Savings.................................................    30,839      32,446      38,438
    Certificates and other time deposits....................    91,406      95,379      97,518
  Interest on securities sold under agreements to repurchase
    and other borrowings....................................    23,657      25,109      35,775
                                                              --------    --------    --------
    Total interest expense..................................   152,369     160,773     180,933
                                                              --------    --------    --------
    Net interest income.....................................   255,456     250,972     235,694
Provision for possible loan losses..........................    21,593      17,751      19,763
                                                              --------    --------    --------
    Net interest income after provision for possible loan
      losses................................................   233,863     233,221     215,931
                                                              --------    --------    --------
Other income:
  Trust department..........................................    13,442      12,182      10,712
  Service charges on deposits...............................    26,100      24,372      20,622
  Credit card fees..........................................    14,355      11,415       9,372
  Investment securities gains (losses), net.................     1,957      (1,776)        539
  Other operating income....................................    27,724      36,303      27,272
                                                              --------    --------    --------
    Total other income......................................    83,578      82,496      68,517
                                                              --------    --------    --------
Other expenses:
  Salaries, wages, pension and employee benefits............    90,949      94,554     107,735
  Net occupancy expense.....................................    16,609      17,468      16,598
  Equipment expense.........................................    12,717      12,894      13,417
  Other operating expenses..................................    70,805      84,786      90,029
                                                              --------    --------    --------
    Total other expenses....................................   191,080     209,702     227,779
                                                              --------    --------    --------
    Income before federal income taxes and extraordinary
      item..................................................   126,361     106,015      56,669
Federal income taxes........................................    39,998      35,075      30,950
                                                              --------    --------    --------
    Income before extraordinary item........................    86,363      70,940      25,719
                                                              --------    --------    --------
Extraordinary item -- gain on disposition of assets after
  business combination (net of income tax effect of
  $3,015)...................................................        --          --       5,599
                                                              --------    --------    --------
    Net income..............................................  $ 86,363      70,940      31,318
                                                              ========    ========    ========
Weighted average number of common shares
  outstanding -- basic......................................    62,717      65,216      66,908
                                                              ========    ========    ========
Weighted average number of common shares
  outstanding -- diluted....................................    63,537      65,469      67,137
                                                              ========    ========    ========
Per share data based on average number of shares
  outstanding:
Basic net income per share:
    Income before extraordinary item........................  $   1.38        1.09        0.38
    Extraordinary item......................................        --          --        0.09
                                                              --------    --------    --------
Basic net income per share..................................  $   1.38        1.09        0.47
                                                              ========    ========    ========
Diluted net income per share:
    Income before extraordinary item........................  $   1.36        1.08        0.38
    Extraordinary item......................................        --          --        0.09
                                                              --------    --------    --------
Diluted net income per share................................  $   1.36        1.08        0.47
                                                              ========    ========    ========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                            ----------------------------------------------------------------
                                                                        NET
                                                                    UNREALIZED
                                                                      HOLDING
                                                                     (LOSSES)                      TOTAL
                                             COMMON    TREASURY    AVAILABLE FOR    RETAINED   SHAREHOLDERS'
                                             STOCK      STOCK     SALE SECURITIES   EARNINGS      EQUITY
                                             ------    --------   ---------------   --------   -------------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1994..............  $100,576       (694)      (23,205)      446,642       523,319
  Net income..............................        --         --            --        31,318        31,318
  Cash dividends ($0.51 per share)........        --         --            --       (35,299)      (35,299)
  Stock options exercised.................     3,285         --            --            --         3,285
  Treasury shares purchased...............        --     (2,269)           --            --        (2,269)
  Market adjustment investment
     securities...........................        --         --        21,913            --        21,913
  Acquisition adjustment of fiscal year...        --         --            --           614           614
                                            --------   --------       -------       -------      --------
Balance at December 31, 1995..............   103,861     (2,963)       (1,292)      443,275       542,881
  Net income..............................        --         --            --        70,940        70,940
  Cash dividends ($0.55 per share)........        --         --            --       (36,376)      (36,376)
  Stock options exercised.................     3,482         --            --            --         3,482
  Treasury shares purchased...............        --    (56,295)           --            --       (56,295)
  Market adjustment investment
     securities...........................        --         --          (925)           --          (925)
                                            --------   --------       -------       -------      --------
Balance at December 31, 1996..............   107,343    (59,258)       (2,217)      477,839       523,707
  Net income..............................        --         --            --        86,363        86,363
  Cash dividends ($0.61 per share)........        --         --            --       (38,447)      (38,447)
  Stock options exercised.................     2,726         --            --            --         2,726
  Treasury shares purchased...............        --    (49,476)           --            --       (49,476)
  Market adjustment investment
     securities...........................        --         --         5,463            --         5,463
                                            --------   --------       -------       -------      --------
Balance at December 31, 1997..............  $110,069   (108,734)        3,246       525,755       530,336
                                            ========   ========       =======       =======      ========

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  86,363       70,940       31,318
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses...............................     21,593       17,751       19,763
    Provision for depreciation and amortization.............     10,434       10,120        8,862
    Amortization of investment securities premiums, net.....      2,801        4,491        2,592
    Amortization of income for lease financing..............    (13,436)     (12,656)      (8,586)
    (Gains) losses on sales of investment securities, net...     (1,957)       1,776         (539)
    Extraordinary gain on dispositions......................         --           --       (5,599)
    Gain on sale of affiliate branches......................         --      (13,210)          --
    Deferred federal income taxes...........................     (6,005)      15,549        2,305
    (Increase) decrease in interest receivable..............        746        2,657        2,356
    Increase in interest payable............................        828          183        5,913
    Amortization of values ascribed to acquired
      intangibles...........................................      1,868        3,148        3,153
    Other increases (decreases).............................    (11,945)     (28,508)      41,282
                                                              ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     91,290       72,241      102,820
                                                              ---------    ---------    ---------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale -- sales...............................    209,174      343,600       98,688
  Held-to-maturity -- maturities............................         --           --      432,729
  Available-for-sale -- maturities..........................    226,462      301,468      200,895
Purchases of investment securities held-to-maturity.........         --           --      (55,507)
Purchases of investment securities available-for-sale.......   (357,335)    (437,223)    (437,840)
Net (increase) decrease in federal funds sold...............    (17,550)      (2,975)       1,125
Net (increase) decrease in loans and leases, except sales...   (228,247)      33,996     (163,275)
Sales of loans..............................................     45,651       77,773       80,627
Purchases of premises and equipment.........................    (13,602)     (22,405)     (27,949)
Sales of premises and equipment.............................      5,542        4,304       16,766
Sales of affiliate branches.................................         --       13,210           --
                                                              ---------    ---------    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............   (129,905)     311,748      146,259
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES
Net decrease in demand, NOW and savings deposits............    (40,512)    (139,000)    (143,226)
Net increase (decrease) in time deposits....................     90,848     (158,050)     103,694
Net increase (decrease) in securities sold under repurchase
  agreements and other borrowings...........................     18,054      (63,257)    (125,666)
Cash dividends..............................................    (38,447)     (36,376)     (35,299)
Purchase of treasury shares.................................    (49,476)     (56,295)      (2,269)
Proceeds from exercise of stock options.....................      2,726        3,482        3,285
                                                              ---------    ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............    (16,807)    (449,496)    (199,481)
Increase (decrease) in cash and cash equivalents............    (55,422)     (65,507)      49,598
Cash and cash equivalents at beginning of year..............    222,164      287,671      238,073
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $ 166,742      222,164      287,671
                                                              ---------    ---------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Amortized cost of the held-to-maturity portfolio transferred
  to the available-for-sale portfolio.......................  $      --           --      578,624
                                                              =========    =========    =========
Cash paid during the year for:
Interest, net of amounts capitalized........................  $  79,366       91,158      100,740
Income taxes................................................  $  41,283       18,293       22,099
                                                              =========    =========    =========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. The Corporation's activities are considered to be a single industry segment for financial reporting purposes. The following is a description of the more significant accounting policies:

      (a) Principles of Consolidation

          The consolidated financial statements include the accounts of FirstMerit Corporation (the "Parent Company") and its wholly-owned subsidiaries: Citizens Investment Corporation, Citizens National Bank, Citizens Savings Corporation of Stark County, FirstMerit Bank, N.A., FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, Peoples Bank, N.A., and Peoples National Bank. As of October 14, 1997, The Old Phoenix National Bank of Medina and EST National Bank were merged into FirstMerit Bank, N. A.

          The results of operations of two former wholly-owned subsidiaries, FirstMerit Bank, FSB (Clearwater, Florida) and FirstMerit Trust Company, N.A., which were merged as FirstMerit Bank, N.A., are included in the consolidated statements of income through December 30, 1996. This former subsidiary was sold December 31, 1996.

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

      (n) Per Share Data

          The per share data is based on the weighted average number of common stock and common stock equivalents outstanding during each year. See
          Note 22 to Consolidated Financial Statements for more detailed information.

      (o) Reclassifications

          Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2. ACQUISITION

     On November 2, 1997, the Corporation signed an agreement to acquire CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666 million. CoBancorp Inc. will be merged with and into the Corporation. Based on the Corporation's December 31, 1997 closing price of $28.375 per share, the value of the transaction is approximately $174.3 million which is expected to be paid in a combination of cash and the Corporation's common stock.

     Consummation of the merger is expected in the second quarter 1998 subject to CoBancorp Inc. shareholder's approval and regulatory approval and after the satisfaction or waiver of all other conditions to the consummation as specified in the merger agreement. The merger will be accounted for as a purchase transaction.

3. INVESTMENT SECURITIES

     Investment securities are composed of:

                                                               GROSS        GROSS
                                                AMORTIZED    UNREALIZED   UNREALIZED
                                                   COST        GAINS        LOSSES     FAIR VALUE
                                                ----------   ----------   ----------   ----------
December 31, 1997
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations..........................  $  595,364      2,547        2,258       595,653
Obligations of state and political
  subdivisions................................      81,610        207          206        81,611
Mortgage-backed securities....................     336,821      3,548          255       340,114
Other securities..............................      97,995      1,564          150        99,409
                                                ----------     ------       ------     ---------
                                                $1,111,790      7,866        2,869     1,116,787
                                                ==========     ======       ======     =========
December 31, 1996
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations..........................  $  660,199      1,517        5,975       655,741
Obligations of state and political
  subdivisions................................      93,694        547          654        93,587
Mortgage-backed securities....................     324,818      2,458        1,999       325,277
Other securities..............................     112,224      1,434          739       112,919
                                                ----------     ------       ------     ---------
                                                $1,190,935      5,956        9,367     1,187,524
                                                ==========     ======       ======     =========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED      MARKET
                                                                 COST         VALUE
                                                              ----------    ---------
Due in one year or less.....................................  $  133,474      133,384
Due after one year through five years.......................     278,657      279,747
Due after five years through ten years......................     163,250      164,178
  Due after ten years.......................................     536,409      539,478
                                                              ----------    ---------
                                                              $1,111,790    1,116,787
                                                              ==========    =========

     Proceeds from sales of investment securities during the years ended December 31, 1997 and 1996 were $206,054 and $343,600, respectively. Gross gains of $2,531 and $2,003 and gross losses of $574 and $3,779 were realized on these sales, respectively.

     The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $830,049 and $724,886 at December 31, 1997 and December 31, 1996, respectively.

4. LOANS

     Loans consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
Commercial, financial and agricultural......................  $  875,715      748,858
Loans to individuals, net of unearned income................     833,146      811,561
Real estate.................................................   1,982,059    1,936,342
Lease financing.............................................     143,955      159,237
                                                              ----------    ---------
                                                              $3,834,875    3,655,998
                                                              ==========    =========

     The Corporation grants loans principally to customers located within the State of Ohio.

     Information with respect to impaired loans is as follows:

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1997        1996
                                                               -------      -----
Impaired Loans..............................................   $11,276      9,671
Allowance for Possible Loan Losses..........................   $ 2,280      1,913
Interest Recognized.........................................   $   460        622
                                                               =======      =====

     Earned interest on impaired loans is recognized as income is collected.

     The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

analysis of loan activity with related parties for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                1997        1996
                                                              --------    --------
Aggregate amount at beginning of year.......................  $ 41,308      34,173
Additions (deductions):
  New loans.................................................     8,288      16,549
  Repayments................................................   (16,694)     (6,002)
  Changes in directors and their affiliations...............      (542)     (3,412)
                                                              --------    --------
Aggregate amount at end of year.............................  $ 32,360      41,308
                                                              ========    ========

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Balance at beginning of year................................  $ 49,336      46,840      35,834
  Additions (deductions):
  Provision for possible loan losses........................    21,593      17,751      19,763
  Loans charged off.........................................   (27,261)    (20,841)    (12,925)
  Recoveries on loans previously charged off................    10,106       5,975       4,168
  Decrease from sale of subsidiary..........................                  (389)
                                                              --------    --------    --------
Balance at end of year......................................  $ 53,774      49,336      46,840
                                                              ========    ========    ========

6. MORTGAGE SERVICING RIGHTS AND MORTGAGE SERVICING

     In accordance with Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," and Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," when the Corporation intends to sell originated or purchased loans and retain the related servicing rights, it allocates a portion of the total costs of the loans to the servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized over the average life of the loans using the net cash flow method.

     The components of mortgage servicing rights are as follows:

                                                               1997     1996
                                                              ------    -----
Balance at January 1, net...................................  $2,301       15
Additions...................................................   2,219    2,434
Scheduled amortization......................................    (593)    (148)
Less: allowance for impairment..............................       0        0
                                                              ------    -----
Balance at December 31......................................  $3,927    2,301
                                                              ======    =====

     In 1997 and 1996, the Corporation's income before federal income taxes was increased by approximately $1.6 million and $2.3 million, respectively, as a result of compliance with the accounting Statements mentioned previously. The consolidated financial statements for 1995 were prepared in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities," which provided for servicing rights to be recorded on purchased loans, but not originated loans.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Accounting regulations also require the Corporation to assess its capitalized servicing rights for impairment based on their current fair value. As permitted by the regulations, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance.

     At December 31, 1997 and 1996, the Corporation serviced for others approximately $890 million and $871 million, respectively. The following table provides servicing information for 1997:

                                                                1997        1996
                                                              --------    --------
Balance January 1...........................................  $871,057     716,852
Additions:
  Loans originated and sold to investors....................   105,508     126,861
  Existing loans sold to investors..........................   100,670     167,746
Reductions:
  Sale of servicing rights..................................        --          --
  Loans sold servicing released.............................    (5,311)         --
  Regular amortization, prepayments and foreclosures........  (181,739)   (140,402)
                                                              --------    --------
Balance December 31.........................................  $890,185     871,057
                                                              ========    ========

7. RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $9,505 during 1997. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1997, cash and due from banks included $4,255 deposited with the Federal Reserve Bank and other banks for these reasons.

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1998 are restricted by the regulatory agencies principally to the total of 1998 net income. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                DECEMBER 31,
                                                            --------------------     ESTIMATED
                                                              1997        1996      USEFUL LIVES
                                                            --------    --------    ------------
Land......................................................  $ 11,129      11,425    --
Buildings.................................................    82,841      81,642    10-35 yrs
Equipment.................................................    62,191      58,126    3-15 yrs
Leasehold improvements....................................    13,093      13,124    1-20 yrs
                                                            --------    --------     ---------
                                                             169,254     164,317
Less accumulated depreciation and amortization............    69,489      62,178
                                                            --------    --------
                                                            $ 99,765     102,139
                                                            ========    ========

     Amounts included in other expenses for depreciation and amortization aggregated $10,434, $10,120 and $8,862 for the years ended December 31, 1997, 1996 and 1995, respectively.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     At December 31, 1997, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

YEARS ENDING     LEASE
DECEMBER 31,  COMMITMENTS
------------  -----------
    1998        $ 6,968
    1999          6,186
    2000          4,928
    2001          4,411
    2002          3,404
 2003-2010        5,637
                -------
                $31,534
                =======

     Rentals paid under noncancelable operating leases amounted to $7,688, $8,819 and $9,574 in 1997, 1996 and 1995, respectively.

9. CERTIFICATES AND OTHER TIME DEPOSITS

     The aggregate amounts of certificates and other time deposits of $100 and over at December 31, 1997 and 1996 were $405,931 and $271,634, respectively. Interest expense on these certificates and time deposits amounted to $19,257 in 1997, $13,016 in 1996, and $14,360 in 1995.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     At December 31, 1997, 1996 and 1995, securities sold under agreements to repurchase totaled $417,833, $368,566, and $336,033, respectively. The average balance of securities sold under agreements to repurchase and other borrowings for the years ended December 31, 1997, 1996 and 1995, amounted to $477,454, $515,556, and $609,247, respectively. In 1997, the weighted average annual interest rate amounted to 4.96%, compared to 4.87% in 1996, and 5.87% in 1995. The maximum amount of these borrowings at any month end amounted to $557,738 in 1997, $608,782 in 1996, and $740,586 in 1995.

     At December 31, 1997, 1996, and 1995, the Corporation had $17,922, $55,135,
and $75,875, respectively, of Federal Home Loan Bank advances. The 1997 balance includes: $11,000 that have maturities within one year with an interest rate of 5.40%; $1,257 with maturities over one year to five years with interest rates of 4.65% to 8.10%; and $5,665 over five years with interest rates of 4.75% to 8.05%.

     At December 31, 1997, the Corporation had an outstanding balance on a line of credit with another financial institution totaling $6.0 million with an interest rate of 6.01%. The interest rate on this debt is variable and approximates one-month LIBOR plus 37.5 basis points.

     Residential mortgage loans totaling $26,883, $82,702, and $107,813 at December 31, 1997, 1996 and 1995, respectively, were pledged to secure FHLB advances.

11. FEDERAL INCOME TAXES

     Federal income taxes are comprised of the following:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Taxes currently payable.....................................  $46,000     19,526     31,660
Deferred expense (benefit)..................................   (6,002)    15,549      2,305
                                                              -------    -------    -------
                                                              $39,998     35,075     33,965

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Actual Federal income tax expense differs from expected Federal income tax as shown below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Statutory rate..............................................  35.0%    35.0%    35.0%
Increase (decrease) in rate due to:
  Interest income on tax-exempt securities and tax-free
     loans, net.............................................  -1.3%    -1.9%    -3.8%
  Goodwill amortization.....................................   0.3%     1.5%     0.9%
  Reduction to tax reserves.................................  -1.1%    -1.4%    -0.4%
  Loan loss recapture at acquisition........................   0.0%     0.0%    19.0%
  Merger expenses at acquisition............................   0.0%     0.0%     1.4%
  Other.....................................................  -1.2%    -0.1%    -0.1%
                                                              ----     ----     ----
Effective tax rates.........................................  31.7%    33.1%    52.0%
                                                              ====     ====     ====

     For 1997, 1996 and 1995, the deferred income tax expense results from temporary differences in the recognition of income and expense for Federal income tax and financial reporting purposes. The sources and tax effect of these temporary differences are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Loan loss provision.........................................  $(4,492)     6,323     (2,205)
Depreciation................................................      198       (232)       375
Deferred loan fees, net.....................................      334        631      1,487
Leasing.....................................................   (3,683)     6,708      8,442
FAS 106 postretirement benefits.............................   (1,050)    (1,012)      (434)
FAS 87 pension expense......................................    1,333      1,678     (1,767)
FHLB stock dividends........................................      927        844        771
Severance costs.............................................        0      1,315     (1,315)
Valuation reserves..........................................      633        675       (526)
Other.......................................................     (202)    (1,381)    (2,523)
                                                              -------    -------    -------
Total deferred income tax...................................  $(6,002)    15,549      2,305
                                                              =======    =======    =======

     Principal components of the Corporation's net deferred tax (liability) are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Excess of book loan provision over tax loan provision.......  $  9,746       5,254
Excess of tax depreciation over book depreciation...........    (4,056)     (3,858)
Leasing book basis income over tax basis....................   (24,331)    (28,014)
Deferred loan fees tax basis income over book basis.........       596         930
Postretirement book basis expense over tax basis............     4,734       3,684
Pension book basis expense over tax basis...................    (1,212)        121
FHLB stock book basis over tax basis........................    (4,857)     (3,930)
Security portfolio tax basis over book basis................    (1,694)      1,192
Severance costs book basis over tax basis...................        --          --
Valuation reserves book basis over tax basis................       147         780
Other.......................................................     3,277       3,075
                                                              --------    --------
Total net deferred tax (liability)..........................  $(17,650)    (20,766)
                                                              ========    ========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements. The 1997 amounts shown reflect a change in the measurement date from December 31 to September 30, 1997. Amounts shown for 1996 and 1995 have not been restated to show the change in the measurement date.

                                                                                DECEMBER 31,
                                                           SEPTEMBER 30,    --------------------
                                                               1997           1996        1995
                                                           -------------    --------    --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
     benefits of $49,365, $49,703 and $48,567,
     respectively........................................    $(55,386)       (55,222)    (54,780)
                                                             ========       ========    ========
Projected benefit obligation.............................     (70,719)       (70,119)    (73,926)
  Plan assets at fair value, primarily U.S. government
     obligations, corporate bonds and investments in
     equity funds........................................      80,877         71,929      67,035
                                                             --------       --------    --------
Plan assets in excess of projected benefit obligation....      10,158          1,810      (6,891)
Unrecognized net (gains) losses..........................      (8,450)        (3,215)        675
Unrecognized prior service cost..........................       3,707          3,311       3,340
Remaining unrecognized net asset being amortized over
  employees' average remaining service life..............        (792)          (999)     (1,206)
                                                             --------       --------    --------
Prepaid (accrued) pension cost...........................    $  4,623            907      (4,082)
                                                             ========       ========    ========
Expected long-term rate of return on assets..............       9.00%          9.00%       9.00%
Weighted-average discount rate...........................       7.50%          7.50%       7.25%
Rate of increase in future compensation levels...........       4.75%          4.75%       4.75%
                                                             ========       ========    ========

     Net pension cost consists of the following components:

                                                               1997       1996       1995
                                                              -------    -------    -------
Service cost................................................  $ 3,379      3,728      3,290
Interest cost on projected benefit obligation...............    4,880      4,978      5,175
Actual return on plan assets................................   (9,453)    (3,827)    (8,563)
Net total of other components...............................    3,202     (2,197)     2,976
                                                              -------    -------    -------
Net periodic pension cost...................................  $ 2,008      2,682      2,878
                                                              =======    =======    =======

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches five years of credited service. Total savings plan expense was $2,086, $2,108 and $2,294 for 1997, 1996 and 1995,
respectively.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     The following table sets forth the plan's status and amounts recognized in the Corporation's consolidated financial statements. Beginning in 1997, the plan's measurement date was changed from December 31 to September 30.

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
Accumulated postretirement benefit obligation:
  Retirees..................................................    $(16,861)         (20,259)
  Fully eligible actives....................................      (2,910)          (2,882)
  Other actives.............................................      (8,092)          (7,747)
                                                                --------         --------
Total accumulated postretirement benefit obligation.........     (27,863)         (30,888)
Unrecognized prior net loss.................................       1,665            6,394
Unrecognized prior service costs............................          --               --
Unrecognized transition obligation..........................      12,308           13,129
                                                                --------         --------
Accrued postretirement benefit cost.........................    $(13,890)         (11,365)
                                                                ========         ========

     Net postretirement benefit cost includes:

                                                               NINE MONTHS
                                                                  ENDED         YEAR ENDED
                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
Service cost................................................    $    958              945
Interest cost...............................................       2,157            2,133
Actual return on plan assets................................          --               --
Amortization of transition obligation.......................         820              821
Net of other amortization and deferrals.....................         144              323
                                                                --------         --------
Net periodic postretirement cost............................    $  4,079            4,222
                                                                ========         ========

     The following actuarial assumptions effect the determination of these amounts:

                                                                PLAN YEAR JANUARY 1,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Expected long-term rate of return on assets.................  N/A           N/A
Weighted-average discount rate..............................  7.50%         7.25%
Medical trend rates:
  Pre-65....................................................  12.4%-6.0%    12.4%-6.0%
  Post-65...................................................  11.8%-6.1%    11.8%-6.1%

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Shown below is the impact of a 1% increase in the medical trend rates (i.e., 10.0% for 1998 grading down to 6.0% in 2002. This information is required disclosure under SFAS No. 106.

                                                              CURRENT
                                                               TREND     TREND +1%    % CHANGE
                                                              -------    ---------    --------
Aggregate of the service and interest components of net
  periodic postretirement health care benefit cost..........  $ 2,564      2,926        14.1%
Accumulated postretirement benefit obligation for health
  care benefits.............................................   25,124     28,064        11.7%

14. STOCK OPTIONS

     The Corporation's 1982, 1992, and 1997 Stock Plans (the "Plans") provide incentive options to certain key employees for up to 4,200,000 common shares of the Corporation. In addition, these Plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

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

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Corporation continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and makes no charges against income with respect to options granted.

     However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 1997, 1996, and 1995 along with significant assumptions used in determining the fair value of the compensation amounts.

                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS
                                                                   EXCEPT PER SHARE DATA)
Pro forma amounts:
  Net income................................................  $ 85,178      67,825      30,377
  Earnings per share (basic)................................      1.36        1.04        0.45
  Earnings per share (diluted)..............................      1.34        1.04        0.45
Assumptions:
  Dividend yield............................................       3.5%        4.4%        4.4%
  Expected volatility.......................................      23.3%       23.3%       23.7%
  Risk free interest rate...................................  5.8%-6.8%   5.2%-6.7%   6.3%-7.3%
  Expected lives............................................    5 yrs.    5-6 yrs.      5 yrs.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     A summary of stock option activity for the last two years follows:

                                       AVAILABLE                    RANGE OF OPTION    AVERAGE OPTION
                                       FOR GRANT     OUTSTANDING    PRICE PER SHARE    PRICE PER SHARE
                                       ----------    -----------    ---------------    ---------------
Balance
  December 31, 1995..................   1,634,660     1,308,856       2.16 - 12.10
     Canceled........................          --       (26,580)
     Exercised.......................          --      (490,794)      2.16 - 12.10         $ 7.39
     Granted.........................  (1,157,980)    1,157,980      14.75 - 16.97          14.77
                                       ----------     ---------     --------------         ------
Balance
  December 31, 1996..................     476,680     1,949,462       2.31 - 16.97          13.12
     New shares reserved.............   2,200,000            --
     Canceled........................          --      (181,260)      3.50 -  8.27           7.28
     Exercised.......................          --      (285,385)      2.31 - 15.44           9.89
     Granted.........................    (262,714)      262,714       2.31 - 26.00          20.58
                                       ----------     ---------     --------------         ------
Balance
  December 31, 1997..................   2,413,966     1,745,531     $ 2.31 - 26.00         $14.75
                                       ==========     =========     ==============         ======

     The ranges of exercise prices and the remaining contractual life of options as of December 31, 1997 were:

                                                              $2-$9     $10-$18    $19-$26
                  RANGE OF EXERCISE PRICES                    ------   ---------   -------
Options outstanding:
Outstanding as of December 31, 1997.........................  30,364   1,501,353   213,814
Wtd-avg remaining contractual life (in years)...............    2.12        7.69      9.26
Weighted-average exercise price.............................  $ 7.20       14.13     21.03
Options exerciseable:
Outstanding as of December 31, 1997.........................  30,364     805,520   189,314
Wtd-avg remaining contractual life (in years)...............    2.12        7.26      9.25
Weighted-average exercise price.............................  $ 7.20       13.44     20.58

     The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Shares available under the Employee Stock Purchase Plan are purchased at 85% of their fair market value on the business day immediately preceding the semi-annual grant-date Of the 400,000 shares available under the Plan, there were 19,204 and 12,512 shares issued in 1997 and 1996, respectively.

15. PARENT COMPANY

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                  CONDENSED BALANCE SHEETS                    --------   -------
ASSETS
Cash and due from banks.....................................  $ 26,627    21,897
Investment securities.......................................     1,207     1,161
Loans to subsidiaries.......................................    66,000    40,789
Investment in subsidiaries, at equity in underlying value of
  their net assets..........................................   429,770   430,708
Net loans...................................................    16,953    30,179
Goodwill....................................................       133       267
Other assets................................................     9,200    10,386
                                                              --------   -------
                                                              $549,890   535,387
                                                              ========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued and other liabilities...............................  $ 19,554    11,680
Shareholders' equity........................................   530,336   523,707
                                                              --------   -------
                                                              $549,890   535,387
                                                              ========   =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
               CONDENSED STATEMENTS OF INCOME                 --------   -------   -------
Income:
Cash dividends from subsidiaries............................  $ 87,500    73,800    87,400
Other income................................................    64,910    60,348    37,069
                                                              --------   -------   -------
                                                               152,410   134,148   124,469
Interest and other expenses.................................    65,161    59,970    59,652
                                                              --------   -------   -------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries......................    87,249    74,178    64,817
Federal income tax (benefit)................................    (1,248)   (1,189)    5,215
                                                              --------   -------   -------
                                                                88,497    75,367    59,602
Equity in undistributed income (loss) of subsidiaries,
  including extraordinary gain in 1995 of $5,599............    (2,134)   (4,427)  (28,284)
                                                              --------   -------   -------
Net income..................................................  $ 86,363    70,940    31,318
                                                              ========   =======   =======

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1996      1995
             CONDENSED STATEMENTS OF CASH FLOWS               --------   --------   -------
Operating activities:
Net income..................................................  $ 86,363     70,940    31,318
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiaries..............     2,134      4,427    28,284
Gain on sale of assets -- FirstMerit Bank, N.A..............        --       (490)       --
Cash received on FirstMerit Bank, N.A. sale.................        --     13,060        --
Addition to Provision for loan losses.......................     1,097         --     1,100
Other.......................................................     7,397      3,396    12,190
                                                              --------   --------   -------
Net cash provided by operating activities...................    96,991     91,333    72,892
                                                              --------   --------   -------
Investing activities:
Proceeds from maturities of investment securities...........        --         --    10,262
Loans to subsidiaries.......................................    (8,211)    63,228   (47,954)
Payments for investments in and advances to subsidiaries....   (10,840)        --        --
Net increase (decreases) in loans...........................    12,100    (31,208)       --
Purchases of investment securities..........................      (113)      (133)     (196)
                                                              --------   --------   -------
Net cash (used) provided by investing activities............    (7,064)    31,887   (37,888)
                                                              --------   --------   -------
Financing activities:
Cash dividends..............................................   (38,447)   (36,376)  (35,299)
Proceeds from exercise of stock options.....................     2,726      3,482     3,285
Purchase of treasury shares.................................   (49,476)   (56,295)   (2,269)
Loans made to FirstMerit Bank, N.A..........................        --    (17,000)       --
                                                              --------   --------   -------
Net cash used by financing activities.......................   (85,197)  (106,189)  (34,283)
                                                              --------   --------   -------
Net increase in cash and cash equivalents...................     4,730     17,031       721
Cash and cash equivalents at beginning of year..............    21,897      4,866     4,145
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 26,627     21,897     4,866
                                                              ========   ========   =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

          Securities sold under agreements to repurchase and other borrowings.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                         DECEMBER 31,
                                                       ------------------------------------------------
                                                                1997                      1996
                                                       -----------------------   ----------------------
                                                        CARRYING                 CARRYING
                                                         AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                                       ----------   ----------   ---------   ----------
Financial assets:
  Investment securities..............................  $1,116,787   1,116,787    1,187,524   1,187,524
  Federal funds sold.................................      33,100      33,100       15,550      15,550
     Net loans.......................................   3,781,101   3,786,953    3,606,662   3,585,534
  Cash and due from banks............................     166,742     166,742      222,164     222,164
  Accrued interest receivable........................      32,945      32,945       33,730      33,730
  Financial liabilities:
     Deposits........................................   4,255,211   4,260,251    4,204,875   4,209,789
  Securities sold under agreements to repurchase and
     other borrowings................................     441,755     441,926      423,701     423,852
  Accrued interest payable...........................      17,291      17,291       16,433      16,433
  Unrecognized financial instruments:
  Commitments to extend credit.......................          --          --           --          --
  Standby letters of credit and financial guarantees
     written.........................................          --          --           --          --
  Loans sold with recourse...........................          --          --           --          --

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

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997        1996
                                                              ----------   ---------
Commitments to extend credit................................  $1,508,351   1,295,118
                                                              ==========   =========
Standby letters of credit and
financial guarantees written................................  $  114,304      89,404
                                                              ==========   =========
Loans sold with recourse....................................  $    1,058       1,361
                                                              ==========   =========

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $33,796 and $30,965 at December 31, 1997 and 1996, respectively, the remaining guarantees extend in varying amounts through 2020. The credit risk involved in issuing letters of credit is essentially the same as that involved in extend- ing loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

18. EXTRAORDINARY GAIN AND UNUSUAL CHARGES

     During the third quarter 1996, the corporation recorded a one-time Savings Association Insurance Fund ("SAIF") recapitalization charge that totaled $10.2 million. The charge was mandated by legislation passed by Congress and signed into law September 30, 1996.

     During 1995, the Corporation recognized an extraordinary gain of $5.6 million, net of taxes of $3.0 million, from the sale of several apartment complexes formerly owned by a CIVISTA subsidiary. Other 1995 unusual charges totaled $36.3 million of which $16.2 million related to lost tax benefits, $17.9 million were associated with reengineering costs, and $2.2 million were severance expenses.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                                       QUARTERS
                                                       -----------------------------------------
                                                        FIRST      SECOND     THIRD      FOURTH
                                                        -----      ------     -----      ------
                                                         IN THOUSANDS (EXCEPT PER SHARE DATA)
Total interest income.....................    1997     $ 98,562   102,215    102,510    104,538
                                              ====     ========   =======    =======    =======
                                              1996     $101,627   103,385    104,362    102,371
                                              ====     ========   =======    =======    =======
Net interest income.......................    1997     $ 62,504    64,241     63,795     64,916
                                              ====     ========   =======    =======    =======
                                              1996     $ 60,390    63,505     63,928     63,149
                                              ====     ========   =======    =======    =======
Provision for possible loan losses........    1997     $  4,161     5,033      6,182      6,217
                                              ====     ========   =======    =======    =======
                                              1996     $  2,957     3,170      3,485      8,139
                                              ====     ========   =======    =======    =======
Income (loss) before federal income
  taxes...................................    1997     $ 30,172    31,447     31,832     32,910
                                              ====     ========   =======    =======    =======
                                              1996     $ 28,817    28,679     19,835     28,684
                                              ====     ========   =======    =======    =======
Net income................................    1997     $ 20,233    21,319     22,013     22,798
                                              ====     ========   =======    =======    =======
                                              1996     $ 19,253    19,221     13,447     19,019
                                              ====     ========   =======    =======    =======
Net income per share -- basic.............    1997     $   0.32      0.34       0.35       0.37
                                              ====     ========   =======    =======    =======
                                              1996     $   0.29      0.30       0.21       0.30
                                              ====     ========   =======    =======    =======
Net income per share -- diluted...........    1997     $   0.32      0.33       0.35       0.36
                                              ====     ========   =======    =======    =======
                                              1996     $   0.29      0.29       0.21       0.29
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

22. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" ("EPS"). SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 ("APB 15"), "Earnings per Share," and makes the standards comparable to recently adopted international EPS guidelines. SFAS 128 replaces the presentation of "primary" EPS with the presentation of "basic" EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator used in the basic EPS calculation to the numerator and denominator used in the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average common shares outstanding. Diluted EPS reflects the dilution that would occur

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

if securities or other contracts to issue common stock were exercised or converted to common stock (e.g., exercising of common stock options).

                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------
                                                                                               PER
                                                                INCOME         SHARES         SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
Basic EPS:
Net income..................................................    $86,363        62,717         $1.38
                                                                =======                       =====
Effect of dilutive stock options............................                      820
                                                                               ------
Diluted EPS:
Net income + assumed exercising of options..................    $86,363        63,537         $1.36
                                                                =======        ======         =====

                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                              ---------------------------------------
                                                                                               PER
                                                                INCOME         SHARES         SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
Basic EPS:
Net income                                                      $70,940        65,216         $1.09
                                                                =======                       =====
Effect of dilutive stock options............................                      253
                                                                               ------
Diluted EPS:
Net income + assumed exercising of options..................    $70,940        65,469         $1.08
                                                                =======        ======         =====

                                                                FOR THE YEAR ENDED DECEMBER 31, 1995
                                                              -----------------------------------------
                                                                                                 PER
                                                                 SHARES          INCOME         SHARE
                                                              (DENOMINATOR)    (NUMERATOR)     AMOUNT
                                                              -------------    -----------    ---------
Basic EPS:
  Net income................................................     $25,719         66,908         $0.38
                                                                 =======                        =====
Effect of dilutive stock options............................                        229
                                                                                 ------
     Diluted EPS:
     Net income + assumed exercising of options.............     $25,719         67,137         $0.38
                                                                 =======         ======         =====

23. REGULATORY MATTERS

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to quantitative judgements by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the "Capital Resources" section of Management's Discussion and Analysis of financial condition and results of operations.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management's opinion, there are no conditions or events since the OCC's notification that have changed the Corporation's categorization as "well capitalized."

                                                                                     CAPITALIZED UNDER
                                                                  FOR CAPITAL        PROMPT CORRECTIVE
                                                 ACTUAL        ADEQUACY PURPOSES:    ACTION PROVISIONS:
                                            ----------------   ------------------   --------------------
                                             AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT      RATIO
                                             ------    -----     ------     -----     ------      -----
As of December 31, 1997:
Total Capital
  (to Risk Weighted Assets)...............  $568,886   13.55%    *335,984     8.0%    *419,980    *10.00%
Tier I Capital
  (to Risk Weighted Assets)...............   516,388   12.30%    *167,992     4.0%    *251,988     *6.00%
Tier I Capital
  (to Average Assets).....................   516,388    9.66%    *213,909     4.0%    *267,387     *5.00%

* Greater than or equal to.

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

/s/  JOHN R. COCHRAN                                        /S/  JACK R. GRAVO
CHAIRMAN AND CHIEF                                          EXECUTIVE VICE PRESIDENT
EXECUTIVE OFFICER                                           FINANCE AND ADMINISTRATION

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of FirstMerit corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our option.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMerit Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand LLP

Akron, OH
January 15, 1998

                      AVERAGE CONSOLIDATED BALANCE SHEETS
         FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------------------------------
                                           1997                               1996                              1995
                              -------------------------------    ------------------------------    ------------------------------
                               AVERAGE                AVERAGE     AVERAGE               AVERAGE     AVERAGE               AVERAGE
                               BALANCE     INTEREST    RATE       BALANCE    INTEREST    RATE       BALANCE    INTEREST    RATE
                              ----------   --------   -------    ---------   --------   -------    ---------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Investment securities:
  U.S. Treasury securities
    and U.S. Government
    agency obligations
    (taxable)...............  $  906,305    57,484     6.34%     1,110,581    69,010     6.21      1,218,604    75,759     6.22
  Obligations of states and
    political subdivisions
    (tax-exempt)............      86,873     7,074     8.14        100,630     7,404     7.36        122,244     9,369     7.66
  Other securities..........     102,327     6,568     6.42         99,977     6,489     6.49        106,176     7,077     6.67
                              ----------   -------               ---------   -------               ---------   -------
      Total investment
        securities..........   1,095,505    71,126     6.49      1,311,188    82,903     6.32      1,447,024    92,205     6.37
Federal funds sold..........      41,636     2,250     5.40         19,233       934     4.86         22,011     1,681     7.64
Loans.......................   3,789,231   337,661     8.91      3,812,900   330,951     8.68      3,818,486   326,581     8.55
      Total earning
        assets..............   4,926,372   411,037     8.34      5,143,321   414,788     8.06      5,287,521   420,467     7.95
Allowance for possible loan
  losses....................     (51,155)                          (47,392)                          (37,923)
Cash and due from banks.....     176,697                           207,533                           220,787
Other assets................     201,871                           175,020                           184,426
                              ----------                         ---------                         ---------
      Total assets..........  $5,253,785                         5,478,482                         5,654,811
                              ==========                         =========                         =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest
    bearing.................  $  733,394        --       --        745,102        --       --        725,287        --       --
  Demand-interest bearing...     448,976     6,467     1.44        447,524     7,839     1.75        426,608     9,202     2.16
  Savings...................   1,279,859    30,839     2.41      1,399,011    32,446     2.32      1,514,374    38,438     2.54
  Certificates and other
    time deposits...........   1,701,886    91,406     5.37      1,772,150    95,379     5.38      1,782,817    97,518     5.47
                              ----------   -------               ---------   -------               ---------   -------
      Total deposits........   4,164,115   128,712     3.09      4,363,787   135,664     3.11      4,449,086   145,158     3.26
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings......     477,454    23,657     4.95        515,556    25,109     4.87        609,247    35,775     5.87
                              ----------   -------               ---------   -------               ---------   -------
      Total interest bearing
        liabilities.........   3,908,175   152,369     3.90      4,134,241   160,773     3.89      4,333,046   180,933     4.18
                              ----------   -------               ---------   -------               ---------   -------
Other liabilities...........      92,598                            71,240                            68,440
Shareholders' equity........     519,618                           527,899                           528,038
                              ----------                         ---------                         ---------
      Total liabilities and
        shareholders'
        equity..............  $5,253,785                         5,478,482                         5,654,811
Net yield on earning
  assets....................               258,668     5.25                  254,015     4.94                  239,534     4.53
                                           =======     ====                  =======     ====                  =======     ====
Interest rate spread........                           4.44                              4.18                              3.78
                                                       ====                              ====                              ====
Income on tax-exempt
  securities and loans......                 5,225                             6,241                             8,034
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see "Election of Directors" on pages 2 through 5 of FirstMerit's Proxy Statement dated February 23, 1998 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of FirstMerit appears in Part I of this report.

     Disclosures by FirstMerit with respect to compliance with Section 16(a) appear on page 5 of the Proxy Statement, and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 6 through 16 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 28, and pages 2 through 4, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at pages 18 and 19 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements appear in Part II of this Report:
Consolidated Balance Sheets December 31, 1997 and 1996

        Consolidated Statements of Income Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements Years ended December 31, 1997, 1996 and 1995

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

     (b) Reports on Form 8-K

        Form 8-K filed by FirstMerit on November 12, 1997 reporting on the execution of a definitive merger agreement with CoBancorp Inc.

     (c) Exhibits

        See the Exhibit Index.

     (d) Financial Statements

     See subparagraph (a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 23rd day of February, 1998.

                                            FirstMerit Corporation

                                            By: /s/ John R. Cochran
                                              ----------------------------------
                                              John R. Cochran, Chairman
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 23rd day of February, 1998 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

                   SIGNATURE                                             TITLE
                   ---------                                             -----

  /s/ JOHN R. COCHRAN                             Chairman and Chief Executive Officer (Principal
------------------------------------------------  Executive Officer) and Director
  John R. Cochran

  /s/ JACK R. GRAVO                               Executive Vice President (Principal Financial
------------------------------------------------  Officer and Principal Accounting Officer)
  Jack R. Gravo

  /s/ KAREN S. BELDEN                             Director
------------------------------------------------
  Karen S. Belden

  /s/ R. CARY BLAIR                               Director
------------------------------------------------
  R. Cary Blair

  /s/ JOHN C. BLICKLE                             Director
------------------------------------------------
  John C. Blickle

  /s/ SID A. BOSTIC                               President and Chief Operating Officer and Director
------------------------------------------------
  Sid A. Bostic

  /s/ ROBERT W. BRIGGS                            Director
------------------------------------------------
  Robert W. Briggs

  /s/ ELIZABETH A. DALTON                         Director
------------------------------------------------
  Elizabeth A. Dalton

  /s/ TERRY L. HAINES                             Director
------------------------------------------------
  Terry L. Haines

  /s/ CLIFFORD J. ISROFF                          Director
------------------------------------------------
  Clifford J. Isroff

  /s/ PHILIP A. LLOYD, II                         Director
------------------------------------------------
  Philip A. Lloyd, II

  /s/ ROBERT G. MERZWEILER                        Director
------------------------------------------------
  Robert G. Merzweiler

  /s/ STEPHEN E. MYERS                            Director
------------------------------------------------
  Stephen E. Myers

  /s/ ROGER T. READ                               Director
------------------------------------------------
  Roger T. Read

  /s/ JUSTIN T. ROGERS, JR.                       Director
------------------------------------------------
  Justin T. Rogers, Jr.

  /s/ DEL SPITZER                                 Director
------------------------------------------------
  Del Spitzer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
3.1       Amended and Restated Articles of Incorporation of FirstMerit
          Corporation (incorporated by reference from Exhibit 3(i) to the Form 8-K filed by the registrant on April 27, 1995)
3.2       Code of Regulations, as amended, of FirstMerit Corporation
          (incorporated by reference from Exhibit 3(b) to the Form
          10-K filed by the registrant on February 25, 1997)
4.1       Shareholders Rights Agreement dated October 21, 1993,
          between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated July 18, 1996 (incorporated by
          reference from Exhibit 4 to the Form 8-A/A filed by the
          registrant on July 18, 1996)
10.1      1982 Incentive Stock Option Plan of FirstMerit Corporation
          (incorporated by reference from Exhibit 4.2 to the Form S-8
          (No. 33-7266) filed by the registrant on July 15, 1986)*
10.2      Amended and Restated 1992 Stock Option Program of FirstMerit
          Corporation*
10.3      1992 Directors Stock Option Program*
10.4      FirstMerit Corporation 1995 Restricted Stock Plan
          (incorporated by reference from Exhibit (10)(d) to the Form
          10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*
10.5      1997 Stock Option Program of FirstMerit Corporation*
10.6      1985 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(a) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)*
10.7      1993 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(b) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)*
10.8      Amended and Restated FirstMerit Corporation Executive
          Deferred Compensation Plan (incorporated by reference from
          Exhibit 10(h) to the Form 10-K filed by the registrant on
          February 25, 1997)*
10.9      Amended and Restated FirstMerit Corporation Director
          Deferred Compensation Plan (incorporated by reference from
          Exhibit 10(i) to the Form 10-K filed by the registrant on
          February 25, 1997)*
10.10     FirstMerit Corporation Executive Supplemental Retirement
          Plan (incorporated by reference from Exhibit 10(d) to the
          Form 10-K filed by the registrant on March 15, 1996)*
10.11     FirstMerit Corporation Unfunded Supplemental Benefit Plan*
10.12     First Amendment to the FirstMerit Corporation Unfunded
          Supplemental Benefit Plan (incorporated by reference from
          Exhibit 10(v) to the Form 10-K filed by the registrant on
          March 2, 1995)*
10.13     Supplemental Pension Agreement of John R. Macso*
10.14     FirstMerit Corporation Executive Committee Life Insurance
          Program Summary (incorporated by reference from Exhibit
          10(w) to the Form 10-K filed by the registrant on March 2,
          1995)*
10.15     Long Term Disability Plan (incorporated by reference from
          Exhibit 10(x) to the Form 10-K filed by the registrant on
          March 2, 1995)*
10.16     Employment Agreement of John R. Cochran (incorporated by
          reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.17     Restricted Stock Award Agreement of John R. Cochran dated
          March 1, 1995 (incorporated by reference from Exhibit 10(e)
          to the Form 10-Q filed by the registrant on May 15, 1995)*
10.18     Restricted Stock Award Agreement of John R. Cochran dated
          April 9, 1997*
10.19     Employment Agreement of Sid A. Bostic dated February 1,
          1998*
10.20     Restricted Stock Award Agreement of Sid A. Bostic dated
          February 1, 1998*
10.18     Form of FirstMerit Corporation Termination Agreement
          (incorporated by reference from Exhibit 10(r) to the Form
          10-K filed by the registrant on February 25, 1997)*
10.19     Form of Director and Officer Indemnification Agreement and
          Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)*

EXHIBIT
NUMBER
-------
10.20     Distribution Agreement, by and among FirstMerit Corporation,
          FirstMerit Bank, N.A. and the Agents (incorporated by
          reference from Exhibit (10)(ii) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.21     Form of FirstMerit Bank, N.A. Global Bank Note (Fixed Rate)
          (incorporated by reference from Exhibit (10)(iii) to the
          Form 8-K/A filed by the registrant on April 27, 1995)
10.22     Form of FirstMerit Bank, N.A. Global Bank Note (Floating
          Rate) (incorporated by reference from Exhibit (10)(iv) to
          the Form 8-K/A filed by the registrant on April 27, 1995)
10.23     Agreement of Affiliation and Plan of Merger dated November
          2, 1997 by and between FirstMerit Corporation and CoBancorp
          Inc. (incorporated by reference from Exhibit 99.1 to the
          Form 8-K filed by the registrant on November 12, 1997)
10.24     CoBancorp Inc. Stock Purchase Option dated November 3, 1997
          (incorporated by reference from Exhibit 99.2 to the Form 8-K filed by the registrant on November 12, 1997)
21        Subsidiaries of FirstMerit Corporation
23        Consent of Coopers & Lybrand, L.L.P.
27        Financial Data Schedule

---------------

* Management Contract or Compensatory Plan or Arrangement