Form 10-K/A
period 1997-12-31
FIRSTMERIT CORP
filed 1998-04-30
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             ======================
                                  FORM 10-K/A

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-10161

                                AMENDMENT NO. 1

                             FIRSTMERIT CORPORATION
             (Exact name of registrant as specified in its charter)

         OHIO                                        34-1339938
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO 44308-1444      (330) 996-6300
(Address of principal executive offices)  (Zip code)    (Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                       AND
                        PREFERRED SHARES PURCHASE RIGHTS
                                (Title of Class)

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

           Indicate the number of shares outstanding of registrant's common stock as of February 2, 1998: 61,762,140 Shares of Common Stock, No Par Value.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Proxy Statement of FirstMerit Corporation, dated February 23, 1998, in Part III.

           The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 1997, for the purpose of furnishing the financial statements for the FirstMerit Corporation Employee Stock Purchase Plan and the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan:

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

                             FIRSTMERIT CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

CONTENTS


                                                                                        PAGE
                                                                                        ----

Report of Independent Accountants................................................          1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits
      at December 31, 1997 and 1996..............................................          2

  Statements of Changes in Net Assets Available for Plan
       Benefits for the years ended December 31, 1997 and 1996...................          3

Notes to Financial Statements....................................................        4-5







FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustees of the
FirstMerit Corporation
Employee Stock Purchase Plan:


We have audited the accompanying statements of net assets available for plan benefits of the FirstMerit Corporation Employee Stock Purchase Plan (the "Plan") as of December 31, 1997 and 1996 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1997 and 1996 and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.







Akron, Ohio
April 23, 1998

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1997 and 1996


                         ASSETS                              1997              1996
                                                          ----------        ----------

Cash                                                      $   42,652        $  169,828

Receivable from employees                                          -            14,161
                                                          ----------        ----------

                                                              42,652           183,989
Investment in FirstMerit Corporation common
      stock, at fair value                                    57,743           897,866
                                                          ----------        ----------

            Net assets available for plan benefits        $  100,395        $1,081,855
                                                          ==========        ==========


 The accompanying notes are an integral part of the financial statements.











FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1997 and 1996


                                                                                       1997                1996
                                                                                   -----------         -----------

Additions to plan assets attributable to:
    Employee contributions                                                         $   445,681         $   360,854
    Employer contributions                                                             148,339              61,851
    Dividend income                                                                      2,639              29,898
    Net appreciation (depreciation) in fair value of FirstMerit Corporation
         common stock                                                                    9,734              88,628
                                                                                   -----------         -----------

            Total additions                                                            606,393             541,231
                                                                                   -----------         -----------

Deductions to plan assets attributable to:
    Benefits paid to participants                                                    1,574,919             318,349
    Dividends paid to participants                                                           -              31,722
    Service fees                                                                        12,934                   -
                                                                                   -----------         -----------

            Total deductions                                                         1,587,853             350,071
                                                                                   -----------         -----------

            Net (decrease) increase                                                   (981,460)            191,160

Net assets available for plan benefits, beginning of  year                           1,081,855             890,695
                                                                                   -----------         -----------

Net assets available for plan benefits, end of year                                $   100,395         $ 1,081,855
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

       GENERAL: The Board of Directors of the Corporation established the Plan on February 13, 1992 which was approved by the shareholders at the annual meeting on April 8, 1992. The Plan provides eligible employees of the Corporation with the opportunity to acquire the Corporation's Common Shares on a payroll deduction basis. On January 1, 1997, the plan was amended to provide for the transfer of all existing participant plan assets to individual employees' brokerage accounts maintained by Merrill Lynch. This amendment also provides for the monthly additions in participant account balances to be transferred to the individual employees' brokerage account. These transfers are reflected as benefits paid to Plan participants in the Statement of Changes in Net Assets Available for Plan Benefits.

       CONTRIBUTIONS: Contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to five percent of the participant's compensation. As of January 1, 1996, contributions may also include reinvestment of dividends. The election to participate in the Plan must be completed on or before 15 business days prior to the commencement of a semiannual grant period. The semiannual grant dates were July 2 and January 2.

       All contributions to the Plan were maintained by the Trust Services Division of FirstMerit Bank. FirstMerit Bank is a subsidiary of the Corporation, as well as the trustee of the Plan.

       As a result of the plan amendment, the semiannual grant period was changed to a monthly grant period, the FirstMerit Bank is no longer the trustee for the plan, and the new employee brokerage accounts do not permit the reinvestment of dividends in FirstMerit stock on a discounted basis. These changes were effective for all transactions occurring after January 1, 1997.

       VESTING: Participant's are 100% vested in their account balances at all times.

       PURCHASES OF COMMON SHARES: Under the Plan, up to 200,000 of the Corporation's Common Shares may be issued, subject to adjustment in the event of certain transactions affecting the Corporation's capital structure. Each participant in the Plan on a grant date is granted the option to purchase, from such funds as contributed by the participant, whole Common Shares of the Corporation at the option price of 85% of the fair market value of such shares valued as of the business day immediately preceding the grant date. Shares of Common stock granted pursuant to the Plan may be authorized but unissued shares, shares now or hereafter held in the treasury of the Company, or shares purchased on the open market. When shares are purchased on the open market, the employer must reimburse the plan for 15% of the purchase price through employer contributions.

       ELIGIBILITY: Any person who has been employed by the Corporation or any of its subsidiaries for at least six months and who currently is employed on a regular basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees.

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



3.     RIGHT TO TERMINATE:

       Although it has not expressed any interest to do so, the Corporation has the right to terminate the Plan at any time. In the event of Plan termination any remaining assets in the Plan must be used solely for distributions to Plan participants.



4.     INCOME TAX STATUS:

       The Plan is a non-qualified plan under the Internal Revenue Code. The Plan is not exempt from federal income taxes.


FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

                     FIRSTMERIT CORPORATION AND SUBSIDIARIES
                    EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

INDEX OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                                           PAGES
                                                                                           -----

Report of Independent Accountants ....................................................        1

Financial Statements:

    Statements of Net Assets Available for Plan Benefits at December 31, 1997 and 1996        2

    Statements of Changes in Net Assets Available for Plan Benefits for the years
         ended December 31, 1997 and 1996 ............................................        3

    Notes to Financial Statements ....................................................      4-7



Supplemental Schedules:

    Schedule of Assets Held for Investment Purposes as of  December 31, 1997 .........        8

    Schedule of Reportable Transactions for the year ended December 31, 1997 .........        9

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
FirstMerit Corporation



We have audited the statements of net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan (the Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules included on pages 8 and 9 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplementary information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.





Akron, Ohio
April 15, 1998

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1997 and 1996


                                                                1997                 1996
                                                            ------------         ------------

Mutual funds:
    Federated Government Obligations Fund                   $    520,506         $      1,170
    Federated Short/Intermediate Government Fund                 847,944              893,257
    Federated Capital Preservation Fund                        2,678,250            2,557,366
    Fidelity Advisor Series IV Ltd. Term Bond Fund               989,140              980,163
    Fidelity Advisor Equity Portfolio Growth Fund              5,027,628            3,855,632
    Fidelity Blue Chip Growth Fund                             5,878,736            4,403,645
    Fidelity Overseas Fund                                     1,673,510            1,388,084
    Newpoint Equity Fund                                       2,747,782            1,954,353
                                                            ------------         ------------

                                                              20,363,496           16,033,670
                                                            ------------         ------------

FirstMerit Corporation Common Stock                           51,820,440           32,496,061
                                                            ------------         ------------

              Total                                           72,183,936           48,529,731
                                                            ------------         ------------

Cash/book overdrafts                                            (277,817)             143,978
Receivable from participants                                     140,296              133,638
Receivable from employers                                         84,454               82,399
Loans to participants                                            515,900              334,416
                                                            ------------         ------------

                                                                 462,833              694,431
                                                            ------------         ------------

              Net assets available for plan benefits        $ 72,646,769         $ 49,224,162
                                                            ============         ============


 The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1997 and 1996


                                                                                          1997               1996
                                                                                       -----------        -----------
Additions:
    Contributions:
      Participants' contributions                                                      $ 3,476,868        $ 3,617,325
      Employers' contributions                                                           2,086,244          2,234,702
                                                                                       -----------        -----------

                                                                                         5,563,112          5,852,027
                                                                                       -----------        -----------

Investment income:
    Interest                                                                                28,191             19,406
    Dividends                                                                            1,457,533          1,333,178
    Net realized gain and unrealized appreciation (depreciation) of investments         21,744,399          5,917,287
                                                                                       -----------        -----------

                                                                                        23,230,123          7,269,871
                                                                                       -----------        -----------

Assets received from new participants                                                      297,543             61,004
                                                                                       -----------        -----------

              Total additions                                                           29,090,778         13,182,902
                                                                                       -----------        -----------

Deductions:
    Withdrawals by former participants                                                   5,668,171          4,235,645
                                                                                       -----------        -----------

              Total deductions                                                           5,668,171          4,235,645
                                                                                       -----------        -----------

              Excess of additions over deductions                                       23,422,607          8,947,257
                                                                                       -----------        -----------

Net assets available for plan benefits at beginning of period                           49,224,162         40,276,905
                                                                                       -----------        -----------

Net assets available for plan benefits at end of period                                $72,646,769        $49,224,162
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

       A.     GENERAL

              The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit, First National Bank of Ohio, The Old Phoenix National Bank of Medina, Peoples National Bank, Peoples Bank N.A., FirstMerit Trust Co. N.A., EST National Bank, and Citizens National Bank (effective February 1, 1995) (the "Employers") who have six months of service and have attained the age of 21. As of October 14, 1997, First National Bank of Ohio, The Old Phoenix National Bank of Medina and EST National Bank were merged with FirstMerit Bank N.A. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       B.     CONTRIBUTIONS

              The Plan permits each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant's voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

              The Employers contribute as a matching contribution an amount equal to 50 percent of the participant's voluntary pretax contribution. The Employers will not make a matching contribution with respect to any portion of a participant voluntary pretax contribution that exceeds six percent of the participant's basic compensation. These Employer matching contributions and earnings are immediately vested and non-forfeitable.

              The Plan also includes a supplemental matching account whereby the Employers make additional matching contributions equal to 50% of the participant's voluntary pretax employee contributions which do not exceed three percent of the participant's basic compensation. Participants become vested in the Retiree Medical Matching Program upon achieving five years of service or upon attaining normal retirement age.

       C.     PARTICIPANTS' ACCOUNTS

              FirstMerit Bank, N.A. (a subsidiary of FirstMerit), as the trustee for the Plan, maintains separate accounts for each participant. The Plan allows each participant to direct their contributions in FirstMerit Corporation common stock, a stable value fund, a short-term government bond fund, an intermediate bond fund, a high-quality, large capitalized stock fund, a blue chip growth fund, a growth stock fund, an international stock fund, or a combination thereof with the minimum investment in any option of 5%. Employer matching contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

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



3.     INVESTMENTS:

       During 1997 and 1996, the Plan's investments (including investments bought, sold, and held during the period) appreciated (depreciated) in value as follows:

                                                       1997               1996
                                                   -----------        -----------
Mutual funds:
  Federated Short/Intermediate Government          $     2,855        $    (7,236)
  Fidelity Advisor Series IV Ltd. Term Bond              7,127            (30,222)
  Fidelity Advisor Equity Portfolio Growth             232,751            282,228
  Fidelity Blue Chip Growth Fund                       761,170            187,783
  Fidelity Overseas Fund                                34,324             56,036
  Newpoint Equity Fund                                 275,413            127,461

FirstMerit Corporation Common Stock                 17,452,405          3,868,260
                                                   -----------        -----------

          Total                                    $18,766,045        $ 4,484,310
                                                   ===========        ===========

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

7.    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND:

      for the year ended December 31, 1997

                                                                               FEDERATED                     FIDELITY
                                                                 FIRSTMERIT      SHORT/       FEDERATED    ADVISOR TERM
                                                                 CORPORATION  INTERMEDIATE     CAPITAL     SERIES IV LTD.
                                                                   COMMON      GOVERNMENT    PRESERVATION   TERM BOND
                                                                 STOCK FUND       FUND          FUND           BOND
                                                                -----------   -----------    -----------   -----------
Additions:
  Contributions:
    Participants' contributions                                 $ 1,063,620   $   105,013    $   254,252   $   132,637
    Employers' contributions                                      2,086,244
                                                                -----------   -----------    -----------   -----------
                                                                  3,149,864       105,013        254,252       132,637
                                                                -----------   -----------    -----------   -----------
Investment income:
  Interest                                                           28,191
  Dividends                                                       1,115,539        46,425        153,409        64,214
  Net unrealized appreciation (depreciation) of investments      19,053,645           292                        4,985
                                                                -----------   -----------    -----------   -----------
                                                                 20,197,375        46,717        153,409        69,199
                                                                -----------   -----------    -----------   -----------
Assets received from new participants                               139,863         1,301          8,984         9,232
                                                                -----------   -----------    -----------   -----------

       Total additions                                           23,487,102       153,031        416,645       211,068
                                                                -----------   -----------    -----------   -----------
Deductions:
  Withdrawals by former participants                              3,883,634        82,465        349,209        95,975
                                                                -----------   -----------    -----------   -----------
       Total deductions                                           3,883,634        82,465        349,209        95,975

       Excess of additions over deductions                       19,603,468        70,566         67,436       115,093
                                                                -----------   -----------    -----------   -----------

Net transfers with other funds                                        8,648      (115,878)        53,448      (106,116)

Net change in assets during the year                             19,612,116       (45,312)       120,884         8,977
                                                                -----------   -----------    -----------   -----------

Net assets available for plan benefits at beginning of period    33,191,663       893,256      2,557,366       980,163
                                                                -----------   -----------    -----------   -----------

Net assets available for plan benefits at end of period         $52,803,779   $   847,944    $ 2,678,250   $   989,140
                                                                ===========   ===========    ===========   ===========


                                                                 FIDELITY
                                                                 ADVISOR
                                                                  EQUITY       FIDELITY BLUE  FIDELITY
                                                                PORTFOLIO       CHIP GROWTH   OVERSEAS      NEWPOINT
                                                                GROWTH FUND        FUND         FUND       EQUITY FUND      TOTAL
                                                                -----------    -----------   -----------   -----------   -----------
Additions:
  Contributions:
    Participants' contributions                                 $   620,405    $   708,684   $   255,698   $   336,559     3,476,868
    Employers' contributions                                                                                               2,086,244
                                                                -----------    -----------   -----------   -----------   -----------
                                                                    620,405        708,684       255,698       336,559     5,563,112
                                                                -----------    -----------   -----------   -----------   -----------
Investment income:
  Interest                                                                                                                    28,191
  Dividends                                                          20,916         36,952        16,519         3,559     1,457,533
  Net unrealized appreciation (depreciation) of investments         915,631      1,162,404       122,811       484,631    21,744,399
                                                                -----------    -----------   -----------   -----------   -----------
                                                                    936,547      1,199,356       139,330       488,190    23,230,123
                                                                -----------    -----------   -----------   -----------   -----------

Assets received from new participants                                43,986         83,662         1,713         8,802       297,543
                                                                -----------    -----------   -----------   -----------   -----------

       Total additions                                            1,600,938      1,991,702       396,741       833,551    29,090,778
                                                                -----------    -----------   -----------   -----------   -----------

Deductions:
  Withdrawals by former participants                                396,791        549,941       125,741       184,415     5,668,171
                                                                -----------    -----------   -----------   -----------   -----------

       Total deductions                                             396,791        549,941       125,741       184,415     5,668,171

       Excess of additions over deductions                        1,204,147      1,441,761       271,000       649,136    23,422,607
                                                                -----------    -----------   -----------   -----------   -----------

Net transfers with other funds                                      (32,151)        33,330        14,426       144,293

Net change in assets during the year                              1,171,996      1,475,091       285,426       793,429    23,422,607
                                                                -----------    -----------   -----------   -----------   -----------

Net assets available for plan benefits at beginning of period     3,855,632      4,403,645     1,388,084     1,954,353    49,224,162
                                                                -----------    -----------   -----------   -----------   -----------

Net assets available for plan benefits at end of period         $ 5,027,628    $ 5,878,736   $ 1,673,510   $ 2,747,782    72,646,769
                                                                ===========    ===========   ===========   ===========   ===========



Note: The FirstMerit Corporation Common Stock Fund includes cash, receivables from participants and employers and loans to participants.



FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
December 31, 1997


                                                                                               CURRENT
                                                                                COST            VALUE
                                                                            ------------    ------------

Mutual Funds:
    Federated Government Obligations Funds - 1,169.88 units                 $    520,506    $    520,506
    Federated Short/Intermediate Government  - 86,304.99 units                   840,033         847,944
    Federated Capital Preservation - 255,736.55 units                          2,678,250       2,678,250
    Fidelity Advisor Series IV ltd. Term Bond - 93,260.08 units                  974,129         989,140
    Fidelity Advisor Equity Portfolio Growth - 90,699.41 units                 3,955,911       5,027,628
    Fidelity Blue Chip Growth - 134,709.23 units                               4,539,890       5,878,736
    Fidelity Overseas Fund - 45,009.20 units                                   1,545,919       1,673,510
    Newpoint Equity Fund - 137,436.95 units                                    2,082,284       2,747,782
                                                                            ------------    ------------
                                                                              17,136,922      20,363,496

FirstMerit Corporation Common Stock -1,826,271 shares                         22,494,417      51,820,440
Cash                                                                            (277,817)       (277,817)
Receivable from participants                                                     140,296         140,296
Receivable from employers                                                         84,454          84,454
Loans to participants                                                            515,900         515,900
                                                                            ------------    ------------

                                                                            $ 40,094,172    $ 72,646,769
                                                                            ============    ============

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF REPORTABLE TRANSACTIONS
for the year ended December 31, 1997


                                            NUMBER     NUMBER OF    PURCHASE     SELLING      COST OF         GAIN
           ASSET DESCRIPTION              OF SHARES   TRANSACTIONS    PRICE       PRICE        ASSET        ON SALE
 -------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------

 Category 3:  Series of  transactions
 in same security exceeds 5% of value

 FirstMerit Corporation Common Stock
 Issue: 337915102                           126,450           98   $4,933,289  $         -   $        -  $         -

 FirstMerit Corporation Common Stock
 Issue: 337915102                            82,060          182            -    3,078,244    1,564,360    1,513,884

 Federated Government Obligations Fund
 Issue: 60934N104                         4,948,871          160    4,948,871            -            -            -

 Federated Government Obligations Fund
 Issue: 60934N104                         4,425,535          160            -    4,429,535    4,429,535            -




FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

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

                    Consolidated Balance Sheets
                             December 31, 1997 and 1996
                    Consolidated Statements of Income
                             Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Changes in Shareholders' Equity
                             Years ended December 31, 1997, 1996 and 1995

                    Consolidated Statements of Cash Flows
                             Years ended December 31, 1997, 1996 and 1995

                    Notes to Consolidated Financial Statements
                             Years ended December 31, 1997, 1996 and 1995

                    Management's Report

                    Independent Auditors' Report

                    Report of Independent Accountants

                    Statements of Net Assets Available for FirstMerit
                             Corporation Employee Stock Purchase Plan
                             Benefits at December 31, 1997 and 1996

                    Statements of Changes in Net Assets Available for FirstMerit
                             Corporation Employee Stock Purchase Plan Benefits for the years ended December 31, 1997 and 1996

                    Notes to Financial Statements

                    Report of Independent Accountants

                    Statements of Net Assets Available for FirstMerit
                             Corporation and Subsidiaries Employees'
                             Salary Savings Retirement Plan Benefits
                             December 31, 1997 and 1996

                    Statements of Changes in Net Assets Available for

                             FirstMerit Corporation and Subsidiaries
                             Employees' Salary Savings Retirement Plan
                             Benefits for the years ended December 31, 1997 and 1996

                    Notes to Financial Statements

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of April, 1998.

                         FIRSTMERIT CORPORATION


                         By: /s/ Jack R. Gravo
                             Jack R. Gravo, Executive Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.                                           ITEM

23                          Consent of Coopers & Lybrand, L.L.P.