Form 10-Q
period 1998-03-31
FIRSTMERIT CORP
filed 1998-05-14
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                       OUTSTANDING SHARES OF COMMON STOCK,
                              AS OF MARCH 31, 1998
                                   61,245,221

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

           Consolidated Balance Sheets as of March 31, 1998, December 31, 1997 and March 31, 1997

           Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 1998 and 1997

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1997 and for the three months ended March 31, 1998

           Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997

           Notes to Consolidated Financial Statements as of March 31, 1998, December 31, 1997, and March 31, 1997

           Management's Discussion and Analysis of Financial Conditions as of March 31, 1998, December 31, 1997 and March 31, 1997 and Results of Operations for the quarters ended March 31, 1998 and 1997 and for the year ended December 31, 1997.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   (In thousands)
                                                                       (Unaudited)             (Unaudited)
                                                                         March 31  December 31   March 31
------------------------------------------------------------------------------------------------------------
                                                                           1998        1997        1997

ASSETS
Investment securities                                                 $  1,166,734   1,116,787   1,102,487
Federal funds sold                                                             100      33,100      17,100
    Commercial loans                                                     1,611,071   1,553,707   1,444,943
    Mortgage loans                                                         833,454     852,482     935,249
    Installment loans                                                      925,452     922,227     909,192
    Home Equity loans                                                      248,718     250,513     204,559
    Credit card loans                                                       90,867     103,041      88,004
    Tax-free loans                                                           8,741       8,947      14,508
    Leases                                                                 140,710     143,958     154,020
                                                                      ------------------------------------
Loans less unearned income                                               3,859,013   3,834,875   3,750,475
Less allowance for possible loan losses                                     56,039      53,774      49,637
                                                                      ------------------------------------
    Net loans                                                            3,802,974   3,781,101   3,700,838

Cash and due from banks                                                    179,437     166,742     217,568
Premises and equipment, net                                                100,560      99,765     100,713
Accrued interest receivable and other assets                               117,379     109,966      86,305
                                                                      ------------------------------------
                                                                      $  5,367,184   5,307,461   5,225,011
                                                                      ====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                        $     739,519     769,187     718,390
  Demand-interest bearing                                                  474,535     470,601     454,547
  Savings                                                                1,303,677   1,278,933   1,296,023
  Certificates and other time deposits                                   1,728,400   1,736,490   1,651,048
                                                                      ------------------------------------
    Total deposits                                                       4,246,131   4,255,211   4,120,008
Securities sold under agreements to repurchase
  and other borrowings                                                     517,956     441,755     504,257
                                                                      ------------------------------------
    Total funds                                                          4,764,087   4,696,966   4,624,265
Accrued taxes, expenses, and other liabilities                              87,716      80,159      79,531
                                                                      ------------------------------------
    Total liabilities                                                    4,851,803   4,777,125   4,703,796
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                                   -           -           -
  Common stock, without par value:
    authorized 80,000,000 shares; issued 68,142,674,
   68,127,314 and 67,850,258 shares, respectively                          110,197     110,069     108,688
  Treasury stock, 6,897,453, 6,159,845 and 4,577,612 shares,
     respectively                                                         (133,609)   (108,734)    (68,207)
  Accumulated other comprehensive income                                     1,879       3,246      (7,876)
  Retained earnings                                                        536,914     525,755     488,610
                                                                      ------------------------------------
    Total shareholders' equity                                             515,381     530,336     521,215
                                                                      ------------------------------------
                                                                      $  5,367,184   5,307,461   5,225,011
                                                                      =====================================



See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
----------------------------------------
(Dollars in thousands)

                                                                              (Unaudited)
                                                                               Quarters
                                                   ---------------------------------------------------------------
                                                        1998                           1997
                                                   --------------   ----------------------------------------------
                                                         1st          4th         3rd        2nd         1st
------------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                              $  1,128,798     1,072,571  1,070,448  1,091,932     1,148,175
Federal funds sold                                        3,479       136,589     18,417     17,686         7,404

Commercial loans                                      1,580,524     1,534,687  1,509,609  1,485,582     1,409,832
Mortgage loans                                          849,138       850,065    892,428    934,125       941,633
Installment loans                                       918,595       929,092    948,031    925,216       880,395
Home Equity loans                                       249,277       246,329    236,532    219,711       199,881
Credit card loans                                        96,613        94,244     88,954     87,108        88,657
Tax free loans                                            8,798        10,430     12,593     13,891        14,816
Leases                                                  141,999       144,661    147,722    152,745       157,036
                                                   --------------------------------------------------------------
Loans less unearned income                            3,844,944     3,809,508  3,835,869  3,818,378     3,692,250
Less allowance for possible
  loan losses                                            55,428        52,910     51,530     50,471        49,666
                                                   --------------------------------------------------------------
    Net loans                                         3,789,516     3,756,598  3,784,339  3,767,907     3,642,584

Cash and due from banks                                 173,618       180,071    178,440    179,243       183,034
Premises and equipment, net                             100,268        99,659    100,495    100,487       101,606
Accrued interest receivable
  and other assets                                      112,969       112,944    111,536    101,854        79,602
                                                   --------------------------------------------------------------
                                                   $  5,308,648     5,358,432  5,263,675  5,259,109     5,162,405
                                                   ===============================================================

LIABILITIES
Deposits:
  Demand-non-interest bearing                      $    745,761       756,838    741,827    738,417       711,995
  Demand-interest bearing                               466,334       452,685    447,256    447,398       446,893
  Savings                                             1,284,677     1,275,827  1,273,592  1,283,787     1,288,069
  Certificates and other time
    deposits                                          1,731,546     1,733,328  1,728,686  1,696,932     1,647,357
                                                   --------------------------------------------------------------
    Total deposits                                    4,228,318     4,218,678  4,191,361  4,166,534     4,094,314
Securities sold under agreements to
  repurchase and other borrowings                       456,187       502,553    466,525    495,178       454,334
                                                   --------------------------------------------------------------
    Total funds                                       4,684,505     4,721,231  4,657,886  4,661,712     4,548,648
Accrued taxes, expenses and
  other liabilities                                      92,164       111,439     89,185     85,395        87,938
                                                   --------------------------------------------------------------
    Total liabilities                                 4,776,669     4,832,670  4,747,071  4,747,107     4,636,586
SHAREHOLDERS' EQUITY                                    531,979       525,762    516,604    512,002       525,819
                                                   --------------------------------------------------------------
                                                   $  5,308,648     5,358,432  5,263,675  5,259,109     5,162,405
                                                   ==============================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------

                                                                             (Unaudited)
                                                               (In thousands except per share data)
                                                                            Quarters Ended
                                                                                March 31,

                                                                             1998       1997
                                                                        -----------------------
Interest income:
  Interest and fees on loans                                            $     84,718     80,600
  Interest and dividends on securities:
    Taxable                                                                   16,398     16,756
    Exempt from Federal income taxes                                             986      1,120
  Interest on Federal funds sold                                                  47         86
                                                                        -----------------------
      Total interest income                                                  102,149     98,562
                                                                        -----------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                                    1,435      1,767
    Savings                                                                    8,022      7,303
    Certificates and other time deposits                                      22,916     21,676
  Interest on securities sold under agreements
    to repurchase and other borrowings                                         5,676      5,312
                                                                        -----------------------
      Total interest expense                                                  38,049     36,058
                                                                        -----------------------
      Net interest income                                                     64,100     62,504
Provision for possible loan losses                                             5,463      4,161
                                                                        -----------------------
      Net interest income after provision
        for possible loan losses                                              58,637     58,343
                                                                        -----------------------
Other income:
  Trust department income                                                      3,415      3,111
  Service charges on depositors' accounts                                      6,885      6,507
  Credit card fees                                                             4,009      2,960
  Service fees - other                                                         2,038      1,978
  Securities gains                                                             1,548        463
  Loan sales and servicing                                                     1,573      1,123
  Other operating income                                                       4,185      3,434
                                                                        -----------------------
      Total other income                                                      23,653     19,576
                                                                        -----------------------
                                                                              82,290     77,919
                                                                        -----------------------
Other expenses:
  Salaries, wages, pension and employee benefits                              23,827     22,981
  Net occupancy expense                                                        4,176      4,661
  Equipment expense                                                            3,181      3,497
  Other operating expense                                                     19,600     16,608
                                                                        -----------------------
      Total other expenses                                                    50,784     47,747
                                                                        -----------------------
      Income before Federal income taxes                                      31,506     30,172
Federal income taxes                                                           9,541      9,939
                                                                        -----------------------
      Net income                                                        $     21,965     20,233
                                                                        =======================

Other comprehensive income, net of tax
    Unrealized gain (losses) on available-
      for-sale securities                                                     (1,367)    (5,659)
                                                                        -----------------------
Comprehensive Income                                                    $     20,598     14,574
                                                                        =======================
Per share data based on average number of
  shares outstanding:

Net Income - basic                                                      $       0.36       0.32
                                                                        =======================
Net Income - diluted                                                    $       0.35       0.32
                                                                        =======================


    Dividends paid                                                      $       0.16      0.145

Weighted-average shares outstanding - basic                               61,731,556 63,695,444

Weighted-average shares outstanding - diluted                             62,576,989 64,222,751



See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------
Year Ended December 31, 1997 and
Three Months Ended March 31, 1998





                                                                            (In Thousands)
                                               -------------------------------------------------------------------------
                                                                           Accumulated
                                                                              Other                             Total
                                               Common       Treasury       Comprehensive     Retained      Shareholders'
                                                Stock         Stock          Income          Earnings          Equity
                                              --------        -------      -------------     ---------      ------------
Balance at December 31, 1996                  $107,343        (59,258)       (2,217)         477,839         523,707
  Net Income                                    -              -             -                86,363          86,363
  Cash dividends ($0.61 per share)              -              -             -               (38,447)        (38,447)
  Stock options exercised                        2,726         -             -                -                2,726
  Treasury shares purchased                     -             (49,476)       -                -              (49,476)
  Market adjustment investment securities       -              -              5,463           -                5,463
                                              --------        -------        ------          -------         -------
Balance at December 31, 1997                  $110,069       (108,734)        3,246          525,755         530,336
                                              ========       ========        ======          =======         =======

  Net Income                                    -              -             -                21,965          21,965
  Cash dividends ($0.16 per share)              -              -             -               (10,806)        (10,806)
  Stock options exercised                          128         -             -                -                  128
  Treasury shares purchased                     -             (24,875)       -                -              (24,875)
  Market adjustment investment securities       -              -             (1,367)          -               (1,367)
                                              --------        -------        ------          -------         -------
Balance at March 31, 1998 - Unaudited         $110,197       (133,609)        1,879          536,914         515,381
                                              ========       ========        ======          =======         =======



See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1998 and 1997
-------------------------------------------

(In thousands)
                                                                          -------------------------
                                                                          1998             1997
                                                                          -------------------------

Operating Activities
--------------------
Net income                                                                $21,965            20,233
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                               5,463             4,161
    Provision for depreciation and amortization                             2,627             2,595
    Amortization of investment securities premiums, net                       347             1,267
    Amortization of income for lease financing                             (2,603)           (3,403)
    Gains on sales of investment securities, net                           (1,548)             (463)
    Increase (decrease) of deferred federal income taxes                     (795)           10,531
    Increase in interest receivable                                        (1,170)             (995)
    Increase (decrease) in interest payable                                   124              (689)
    Amortization of values ascribed to acquired intangibles                   356               467
    Other decreases                                                        (3,851)            5,205
                                                                         --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  20,915            38,909
                                                                         --------------------------

Investing Activities
---------------------
Dispositions of investment securities:
 Available-for-sale - sales                                               161,685            73,687
 Available-for-sale - maturities                                           53,789            50,352
Purchases of investment securities available-for-sale                    (260,107)          (48,514)
Net (increase) decrease in federal funds sold                              33,000            (1,550)
Net (increase) decrease in loans and leases, except sales                 (24,733)          (94,934)
Sales of loans                                                                -                 -
Purchases of premises and equipment                                        (3,490)           (3,394)
Sales of premises and equipment                                                68             2,225
                                                                         --------------------------

NET CASH USED BY INVESTING ACTIVITIES                                     (39,788)          (22,128)
                                                                         --------------------------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits                             (990)          (90,273)
Net increase (decrease) in time deposits                                   (8,090)            5,406
Net increase in securities sold under repurchase
 agreements and other borrowings                                           76,201            80,556
Cash dividends                                                            (10,806)           (9,462)
Purchase of treasury shares                                               (24,875)           (8,949)
Proceeds from exercise of stock options                                       128             1,345
                                                                         --------------------------

NET CASH USED (PROVIDED) BY FINANCING ACTIVITIES                           31,568           (21,377)

Decrease (increase) in cash and cash equivalents                           12,695            (4,596)
Cash and cash equivalents at beginning of year                            166,742           222,164
                                                                         --------------------------

Cash and cash equivalents at end of year                                 $179,437           217,568
                                                                         ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------
Cash paid during the year for:
   Interest, net of amounts capitalized                                   $19,116            69,250
   Income taxes                                                            $6,000            15,462
                                                                          =========================



See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements March 31, 1998, December 31, 1997 and March 31, 1997

1. Organization - FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, and FirstMerit Credit Life Insurance Company. On September 1, 1997, First National Bank of Ohio changed its name to FirstMerit Bank, N. A. As of October 14, 1997, The Old Phoenix National Bank of Medina and EST National Bank were merged into FirstMerit Bank, N. A. As of March 21, 1998, Citizens National Bank, Peoples National Bank, and Peoples Bank, N. A. were merged into FirstMerit Bank, N.A.

2. Acquisitions - On October 8, 1997, the Corporation acquired three branches from First Western Bancorp. The acquisition added $46.7 million of deposits and closed January 16, 1998. The acquisition expands market share in Lake County, an important market for the Corporation.

   On November 2, 1997, the Corporation signed an agreement to acquire
CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666 million. CoBancorp Inc. will be merged with and into the Corporation. The merger is expected to provide the Corporation with the leading deposit market share in Lorain county as well as provide access into the growing Columbus, Ohio market. Based on the Corporation's December 31, 1997 closing price of $28.37 per share, the value of the transaction is approximately $174.3 million.

   In connection with the merger, the Corporation plans to issue between
3.6 million and 4.3 million shares of its common stock. The Corporation's Board of Directors approved the repurchase of up to 4.3 million shares of the Corporation's common stock associated with the merger. Subsequent to the approval, however, the Corporation suspended this stock repurchase program.

   The CoBancorp Inc. merger is expected to close on May 22, 1998 subject to customary conditions. The merger is structured as a tax-free exchange for CoBancorp Inc. shareholders receiving shares of the Corporation, and will be accounted for as a purchase transaction.

    On April 5, 1998, the Corporation signed a definitive agreement for the acquisition of Security First Corp., a $678 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First Corp. include Security Federal Savings & Loan Association of Cleveland and First Federal Savings Bank of Kent. The company operates 14 branch offices throughout six counties in Northeast Ohio. Under terms of the agreement, the transaction will be structured as a tax-free exchange at a fixed exchange ratio of 0.8855 shares of FirstMerit stock for each share of Security First Corp. Based on FirstMerit's April 3, 1998 closing price of $33.06 per share, the transaction is valued at $29.28 per share, for a total value of $256 million. The acquisition, which will be accounted for as a pooling of interests, is expected to close by the end of the third quarter 1998, subject to customary conditions for closing including regulatory and Security First Corp. shareholder approval.

    The Corporation's previously announced stock repurchase programs have been suspended as of April 5, 1998.

 3. Earnings per Share - The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented as follows:


                                           Income                       Shares
                                         (Numerator)                (Denominator)         Per Share Amount
  THREE MONTHS ENDED
  MARCH 31, 1998:
  Basic EPS:
    Net income                              $21,965                  61,731,556                $0.36
  Effect of dilutive stock
  options                                                               845,433
  Diluted EPS:
    Net income plus assumed
  exercising of options
                                            $21,965                  62,576,989                $0.35
  THREE MONTHS ENDED
  MARCH 31, 1997:
  Basic EPS:

  Net income                                $20,233                  63,695,444                $0.32
  Effect of dilutive stock
  options                                                               527,307
  Diluted EPS:
    Net income plus assumed
  exercising of options                     $20,233                  64,222,751                $0.32


4. Comprehensive Income - As of January 1, 1998, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of Statement No. 130 has no effect on the Corporation's net income, shareholders' equity, or earnings per share. Statement No. 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in "other comprehensive income." Prior period financial information has been restated to reflect implementation of Statement No. 130.

5. New Accounting Standards - In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997, but is not required to be applied to interim period financial statements in the year of adoption. Statement No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders.

   In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits." Statement No. 132 revises employer's disclosures about pension and other post retirement benefit plans but does not change the measure of recognition of those plans. The statement standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and the fair value of plan assets that will aid financial analysis, and eliminates certain disclosures that are no longer useful. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. Interim period application in the year of adoption is not required.

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the March 31, 1998 and March 31, 1997 statements of condition and the results of operations for the quarters ended March 31, 1998 and 1997.

7. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled "Forward-looking Statements" in the Corporation's Form 10-K for the period ended December 31, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                                            Three Months ended March 31,    Year ended December 31,
                                                        -------------------------------- ----------------------------
                                                                      1998                           1997
                                                        -------------------------------- ----------------------------
                                                          Average             Average    Average             Average
                                                          Balance   Interest   Rate      Balance   Interest   Rate
                                                       -------------------------------   ----------------------------
ASSETS
Investment securities                                  $ 1,128,798     18,008   6.47%   1,095,505     71,126   6.49%
Federal funds sold                                           3,479         47   5.48%      41,636      2,250   5.40%
Loans, net of unearned income                            3,844,944     84,811   8.95%   3,789,231    337,661   8.91%
  Less allowance for possible loan losses                   55,428                         51,155
                                                       -----------  ---------          ----------  ---------
    Net loans                                            3,789,516     84,811    -      3,738,076    337,661    -
Cash and due from banks                                    173,618      -        -        176,697      -        -
Other assets                                               213,237      -        -        201,871      -        -
                                                       -----------  ---------          ----------  ---------
  Total assets                                         $ 5,308,648    102,866    -      5,253,785    411,037    -
                                                       ===========  ===========        ==========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                               $   745,761      -        -        733,394      -        -
  Demand-
    interest bearing                                       466,334      1,435   1.25%     448,976      6,467   1.44%
  Savings                                                1,284,677      8,022   2.53%   1,279,859     30,839   2.41%
  Certificates and other time deposits                   1,731,546     22,916   5.37%   1,701,886     91,406   5.37%
                                                       -----------  ---------   -----  ----------   --------
    Total deposits                                       4,228,318     32,373   3.11%   4,164,115    128,712   3.09%
Federal funds purchased, securities sold
  under agreements to repurchase and                       456,187      5,676   5.05%     477,454     23,657   4.95%
  other borrowings
Other liabilities                                           92,164      -                  92,598      -
Shareholders' equity                                       531,979      -                 519,618      -
                                                        ----------  ---------         -----------  ---------
  Total liabilities and shareholders' equity           $ 5,308,648     38,049    -      5,253,785    152,369    -
                                                        ==========  =========          ==========  =========
Total earning assets                                   $ 4,977,221    102,866   8.38%   4,926,372    411,037   8.34%
                                                        ==========  ===========        ==========  =========
Total interest bearing liabilities                     $ 3,938,744     38,049   3.92%   3,908,175    152,369   3.90%
                                                        ==========  ===========        ==========  =========
Net yield on earning assets                                            64,817   5.28%                258,668   5.25%
                                                                    ==========  ======             ==========  ======
Interest rate spread                                                            4.46%                          4.44%
                                                                                ======                         ======



                                                            Three Months ended March 31,
                                                          -------------------------------
                                                                       1997
                                                          -------------------------------
                                                           Average             Average
                                                           Balance   Interest   Rate
                                                          -------------------------------
ASSETS
Investment securities                                     1,148,175     18,604   6.57%
Federal funds sold                                            7,404         86   4.71%
Loans, net of unearned income                             3,692,250     80,733   8.87%
  Less allowance for possible loan losses                    49,666
                                                         ----------------------
    Net loans                                             3,642,584     80,733    -
Cash and due from banks                                     183,034      -        -
Other assets                                                181,208      -        -
                                                         ----------------------
  Total assets                                            5,162,405     99,423    -
                                                         ======================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                    711,995      -        -
  Demand-
    interest bearing                                        446,893      1,767   1.60%
  Savings                                                 1,288,069      7,303   2.30%
  Certificates and other time deposits                    1,647,357     21,676   5.34%
                                                         ----------------------
    Total deposits                                        4,094,314     30,746   3.05%
Federal funds purchased, securities sold
  under agreements to repurchase and                        454,334      5,312   4.74%
  other borrowings
Other liabilities                                            87,938      -
Shareholders' equity                                        525,819      -
                                                         ----------------------
  Total liabilities and shareholders' equity              5,162,405     36,058    -
                                                         ======================
Total earning assets                                      4,847,829     99,423   8.32%
                                                         ======================
Total interest bearing liabilities                        3,836,653     36,058   3.81%
                                                         ======================
Net yield on earning assets                                             63,365   5.30%
                                                                    ===========  ======
Interest rate spread                                                             4.51%
                                                                                 ======



*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter was $22.0 million, up 8.6 percent from the $20.2 million earned for the same quarter last year.

         Return on average equity (ROE) and return on average assets (ROA) for the first quarter of 1998 were 16.75 percent and 1.68 percent, respectively. This compares favorably to an ROE and ROA of 15.61 percent and 1.59 percent, respectively, reported for the prior year quarter.

         Net interest income on a fully tax-equivalent basis for the first quarter of 1998 was $64.8 million, up 2.3 percent above the level reported for the same 1997 period. For this quarter compared to the prior year quarter, growth in earning assets more than offset the slight decline in net interest margin. Average earning assets were $5.0 billion, up 2.7 percent from the 1997 first quarter. Compared to the prior year quarter, net interest margin declined two basis points, from 5.30 percent to 5.28 percent this quarter, as a result of increased funding costs.

         Excluding securities gains/losses, non-interest income was $22.1 million, a gain of 15.7 percent above the $19.1 million reported the prior year quarter. Much of this improvement came from credit card fees, which rose 35 percent, loan sales and servicing income, up 40 percent, and other fee income, up 21.9 percent. The increase from loan sales and servicing was a result of higher volume at FirstMerit Mortgage Corporation and the sale of residential real estate loans to continue the restructure of loan mix toward higher yielding commercial and consumer credits. As a percent of net revenue, non-interest income was 25.4 percent compared to 23.2 percent in the first quarter of 1997.

         Non-interest expenses totaled $50.8 million, up 6.4 percent from first quarter 1997. Of this $3 million increase, salaries contributed $1.2 million, bankcard and loan processing, $1.6 million and professional services, $1.0 million. Improvements were experienced in benefits expense, occupancy and equipment expense, and advertising. The first quarter 1998 efficiency ratio was
57.75 percent compared to 57.32 percent the prior year.

         The provision for loan losses grew 31 percent above year earlier levels, $5.5 million versus $4.2 million, reflecting the continuing shift in FirstMerit's loan portfolio from residential real estate loans to commercial and consumer loans, which historically have exhibited higher loss rates. Non-performing assets were 0.45 percent of total loans and other real estate compared to 0.30 percent a year ago. The loan loss reserve rose to 1.45 percent of total loans at quarter end, compared to 1.32 percent for the prior year quarter.

         Period-end loan growth was 2.9 percent above 1997 levels, derived mainly from growth in commercial loans. Keeping pace with loan growth, deposits increased 3.0 percent in the same period.

         Total shareholders' equity at March 31, 1998 was $515.4 million, a 1.1 percent decline from $521.2 at 1998 first quarter end. Earnings of $88 million over the preceding twelve-month period were more than offset by cash dividends of $40 million and the reduction in equity caused by the results of stock buyback activity.

         Basic earnings per share for the first quarter were $0.36 compared to $0.32 for the same quarter in 1997. The components of change in per share income for the quarters ended March 31, 1998 and 1997 are summarized in the following table:



 CHANGES IN BASIC EARNINGS PER SHARE
 -----------------------------------

                                                                 Three months ended
                                                                      March 31,
                                                                      1998/1997
                                                            ------------------------------

 Net income per share March 31, 1997                                    $0.32

 Increases (decreases) due to:

 Net interest income - taxable equivalent                               0.02
 Provision for possible loan losses                                    (0.02)
 Other income                                                           0.07
 Other expenses                                                        (0.05)
 Federal income taxes - taxable equivalent                              0.01
 Change from difference in beginning and ending shares
 outstanding                                                            0.01
                                                            ------------------------------
 Net change in net income per share                                     0.04
                                                            ------------------------------

 Net income per share March 31, 1998                                    $0.36
                                                            ==============================

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

         Net interest income FTE for the quarter ended March 31, 1998 was $64.8 million compared to $63.4 million for the same period one year ago, an increase of $1.4 million or 2.3%. The rise in net interest income occurred because the increase in interest income outpaced higher interest expense.

          First quarter FTE interest income was $102.9 million compared to $99.4 million for the three months ended March 31, 1997. The increase in interest income was due to average loan balances that were $152.7 million higher than last year's and an average loan yield of 8.95%, 8 basis points better than the 8.87% earned for the year ago period. In total, higher loan balances and improved yields offset a decline of $596,000 in investment income, compared to the same quarter last year. Lower investment outstandings resulted in a decline of $309,000 of investment income while a lower yield lessened income by $287,000. Even though the Corporation earned less investment income, the fact that liquidated investments funded higher yielding loans created an overall benefit to interest income and, ultimately, earnings.

         Interest expense for the 1998 first quarter was $38.0 million, 6% more than the $36.1 million recorded last year. The increase in interest expense of $1.9 million was due to higher Certificate of Deposits (CDs) volume and higher rates paid on money market accounts (included in the savings category throughout this document) and CDs. The cost of funds rate increased from 3.81% for the March 31, 1997 quarter to 3.92% this year as the Corporation paid higher rates on money market accounts, other borrowings and CDs. Compared to the same quarter last year, the loan growth was funded primarily by CDs.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                 Quarters ended
                                    March 31,
                                  1998 and 1997
                               Increase (Decrease)
                             Interest Income/Expense

  ----------------------------------------------- ------------------ ----------------------- --------------------------
                                                       Volume                 Rate                     Total
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  INTEREST INCOME
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Investment Securities                                      $(309)                   (287)                      (596)
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Loans                                                      3,368                     710                      4,078
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Federal funds sold                                           (53)                      14                       (39)
  ----------------------------------------------- ------------------ ----------------------- --------------------------
    Total interest income                                    2,948                      495                     3,443
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  INTEREST EXPENSE
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Interest on deposits:
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Demand-interest bearing                                       60                     (392)                      (332)
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Savings                                                      (21)                     740                        719
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Certificates and other
  ----------------------------------------------- ------------------ ----------------------- --------------------------
    time deposits                                             1,114                     126                      1,240
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Federal funds purchased & other
    borrowings                                                   23                     341                        364
  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Total interest expense                                     $1,176                     815                      1,991
  ----------------------------------------------- ------------------ ----------------------- --------------------------

  ----------------------------------------------- ------------------ ----------------------- --------------------------
  Net interest income                                        $1,772                   (320)                      1,452
  ----------------------------------------------- ------------------ ----------------------- --------------------------






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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                      Quarters Ended
                                                         March 31,
                                           -----------------------------------

                                                 1998               1997
                                           -----------------------------------
 Net interest income per
   financial statements                             $64,100            62,504
 Tax equivalent adjustment                              717               861
                                           -----------------------------------
 Net interest income - FTE                          $64,817            63,365
                                           ===================================

 Average earning assets                          $4,977,221         4,847,829
                                           ===================================

 Net interest margin                                  5.28%             5.30%
                                           ===================================


         The following comparisons and analysis is based on balances provided in the Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential schedule found just after the Notes to the Consolidated Financial Statements. Average loans outstanding for the quarter ended March 31, 1998 were $3.8 billion up $152.7 million, or 4% percent, from $3.7 billion for the same quarter last year. Growth occurred in commercial, installment, home equity, and credit card loans while mortgage and lease outstandings declined. As stated in last year's annual report and recent Form 10Qs, the Corporation has continued to change its loan mix with more focus on higher yielding commercial and consumer credits and a lower relative concentration in mortgage lending. Average outstanding loans, as a percentage of average earning assets, for the current and prior year first quarters were 77.25% and 76.16%, respectively.

         Average total deposits were $4.2. billion for the first quarter compared to $4.1 billion for the three months ended March 31, 1997. Overall, the ratio of each average deposit and borrowed fund category to total interest bearing funds changed little during the last twelve months. The following percentage changes in individual deposit and borrowed fund categories occurred: average certificates and other time deposits increased from 42.9% of total interest bearing funds for the quarter ended March 31, 1997 to 44.0% for the 1998 first quarter; average savings deposits decreased from 33.6% of interest bearing funds for the first quarter last year to 32.6% for the same current year three-month period; and both average interest bearing demand deposits and borrowed funds increased from 11.6% of interest bearing funds for the first quarter last year to 11.8% for the three months ended March 31, 1998. As stated earlier in the Net Interest Income section of this analysis, an increase in CD volume and higher rates paid on money market accounts, compared to the 1997 first quarter, were the biggest contributors to higher costs of funds.

         During the first quarter 1998, interest bearing liabilities funded 79.1% of average earning assets compared to 80.0% one year ago. The small decline in use of interest bearing liabilities as a loan and investment security funding source helped lower cost of funds even though the overall net interest margin increased two basis points.

OTHER INCOME

         Other income, excluding securities' sales, for the quarter ended March 31, 1998 was $22.1 million, up $3.0 million from the $19.1 million earned during the same period last year.

         The following increases in noninterest fee income occurred during the quarter: trust department income for the first quarter was $3.4 million or 9.8% higher than the $3.1 million earned one year ago; service charges on depositors' accounts increased 5.8% to $6.9 million from $6.5 million for last year's first quarter; credit card fees rose 35.4% to $4.0 million for the quarter compared to $3.0 million for the three months ended March 31, 1997; higher loan origination volume and the related servicing increased gains from loan sales and servicing to $1.6 million, 40.0% above last year's $1.1 million; gains on securities were $1.5 million, 2.3 times more than the $0.5 million recorded for last year's first quarter; and other operating income was $4.1 million, 21.9% more than the year ago period. Included in the $751,000 increase in other operating income was a full three month's worth of investment earnings on Bank Owned Life Insurance
(BOLI) compared to one and one-half month's investment income last year, and higher automated teller machine (ATM) interchange fees charged to the non FirstMerit customers' banks when non FirstMerit customers use FirstMerit ATMs.

         Other income is especially important to banks as fee revenue provides a source of earnings not sensitive to the interest rate environment. The Corporation continues to search out and act upon new noninterest income opportunities. The timing of loan and securities sales, and the related gains or losses, is influenced by changes in market interest rates, loan demand, and deposit withdrawals.


OTHER EXPENSES

         Other expenses were $50.8 for the first quarter, an increase of $3.0 million or 6.3%, over the $47.8 million recorded last year. Higher operating costs, offset by higher core net interest income and increased fee income, resulted in a slight rise in the efficiency ratio from 57.32% for the three months ended March 31, 1997 to 57.75% for the 1998 first quarter. The 57.75% efficiency ratio indicates that for every one dollar of pretax profit earned, 57.75 cents were used to cover operating expenses.

         Salaries, wages, pension and employee benefits, the largest component of other expenses, rose $846,000 or 3.7% compared to the first quarter last year. The increase was mainly attributable to annual merit increases. Among the other components of operating expenses: net occupancy costs were down $485,000, equipment expense dropped $316,000, and other operating expense was up $3.0 million. Other operating costs were up $1.6 million largely due to loan processing expenses paid to an outside party to service FirstMerit's mortgage loan portfolio, and an additional $1.0 million paid to consultants and companies that provided outsourced services.


FINANCIAL CONDITIONS

INVESTMENT SECURITIES

         The Corporation's policy is to classify all investments as available-for-sale. This classification provides more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available-for-sale are as follows:

                                                              March 31, 1998
                                                              --------------
                                                                         Gross             Gross
                                                        Book        Unrealized        Unrealized            Market
                                                       Value             Gains            Losses             Value
                                             ----------------  ----------------  ----------------  ----------------
                    U.S. Treasury securities
                 and U.S. Government  agency
                                 obligations        $600,972             1,697            $3,207           599,462
                    Obligations of state and
                      political subdivisions          86,686               445                --            87,131
                  Mortgage-backed securities         383,940             3,528               757           386,711
                            Other securities          92,246             1,245                61            93,430
                                             ----------------  ----------------  ----------------  ----------------
                                                  $1,163,844             6,915            $4,025         1,166,734
                                             ================  ================  ================  ================

                                                                                      Book Value      Market Value
                                                                                 ----------------  ----------------
                     Due in one year or less                                            $110,356           110,221
       Due after one year through five years                                             238,908           240,052
      Due after five years through ten years                                             182,293           182,620
                         Due after ten years                                             632,287           633,841
                                                                                 ----------------  ----------------
                                                                                      $1,163,844         1,166,734
                                                                                 ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 1998, by contractual maturity, are shown in the table preceding this paragraph. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $684.0 million at March 31, 1998, $830.1 million at December 31, 1997 and $701.3 million at March 31, 1997.

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

LOANS

         Total loans outstanding at March 31, 1998 amounted to $3.9 billion compared to $3.8 billion at December 31, 1997 and March 31, 1997. As previously stated in the Net Interest Margin section, the mix of loans has changed toward higher yielding commercial and consumer credits, with less emphasis on residential mortgages. For the first three months of 1998, loans have increased at an annualized growth rate of 2.6%. The loan to funds ratio, one measure of the Corporation's liquidity, measured 81.0% at March 31, 1998 compared to 81.6% at December 31, 1997 and 81.1% at March 31, 1997.


ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate loans) amounted to $17.3 million at March 31, 1998 or 0.45% of total loans and other real estate. At December 31, 1997, nonperforming assets totaled $13.6 or 0.35% of outstanding loans and other real estate compared to $11.4 million or 0.30% of outstanding loans and other real estate at March 31, 1997. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with accounting standards, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.


                                                                       (Dollars in thousands)

                                                       March 31,             December 31,           March 31,
                                                         1998                    1997                  1997
                                                 ----------------------  ---------------------  ------------
 Impaired Loans:
      Non-accrual                                       $14,380                 11,185                9,165
      Restructured                                           88                     89                   92
 -----------------------------------------------------------------------------------------------------------
         Total impaired loans                            14,468                 11,274                9,257
                                                 ---------------  ---------------------  -------------------
 Other Loans:
      Non-accrual                                         2,005                  1,434                1,177
      Restructured                                            0                      0                    0
 -----------------------------------------------------------------------------------------------------------
         Total other nonperforming loans                  2,005                  1,434                1,177
 -----------------------------------------------------------------------------------------------------------
         Total nonperforming loans                       16,473                 12,708               10,434
 -----------------------------------------------------------------------------------------------------------
 Other real estate (ORE)                                    807                    908                  928
                                                 ---------------  ---------------------  -------------------
      Total nonperforming assets                        $17,280                 13,616               11,362
 ===========================================================================================================
 Loans past due 90 days or more                         $11,478                 11,166                8,757
      accruing interest
 ===========================================================================================================
 Total nonperforming assets as a                          0.45%                  0.35%                0.30%
      percent of total loans and ORE
 ===========================================================================================================

         There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the State of Ohio.


ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at March 31, 1998 totaled $56.0 million or 1.45% of total loans outstanding compared to $53.8 million or 1.40% and $49.6 million or 1.32% at December 31, 1997 and March 31, 1997, respectively.

                                                                      (Dollars in thousands)

                                                       March 31,              December 31,             March 31,
                                                          1998                    1997                    1997
                                                  ---------------------  -----------------------  ---------------------
 Allowance -  beginning of period                       $53,774                   49,336                 49,336
 Loans charged off:
   Commercial, financial, agricultural                      232                    1,618                    308
   Installment to individuals                             5,458                   23,779                  6,167
   Real estate                                               47                      574                    188
   Lease financing                                          183                    1,290                    259
 Total charge-offs                                        5,920                   27,261                  6,922

 Recoveries:
   Commercial, financial, agricultural                      368                    1,121                    787
   Installment to individuals                             1,966                    8,386                  2,115
   Real estate                                              332                      123                     25
   Lease financing                                           56                      476                    135
 Total recoveries                                         2,722                   10,106                  3,062

 Net charge-offs                                          3,198                   17,155                  3,860
 Provision for possible loan losses                       5,463                   21,593                  4,161
                                                  ---------------------  -----------------------  ---------------------
 Allowance -  end of period                              56,039                   53,774                 49,637
                                                  =====================  =======================   ====================

 Net charge-offs as a percent
     of average loans                                     0.34%                    0.45%                  0.42%

 Allowance for possible loan losses:

 As a percent of loans and ORE
     outstanding at end of
     period                                               1.45%                    1.40%                  1.32%
 As a multiple of net
     charge offs                                          4.32X                    3.13X                  3.17x


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


                                                              (Dollars in Thousands)

                                                               Three months and year ended
                                      -------------------------------------------------------------------------------
                                        March 31, 1998             December 31, 1997            March 31, 1997
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
 Demand Deposits -
   non-interest bearing                  $745,761         -          733,394          -         711,995          -

 Demand Deposits -
   interest bearing                       466,334     1.25%          448,976      1.44%         446,893      1.60%

 Savings Deposits                       1,284,677     2.53%        1,279,859      2.41%       1,288,069      2.30%

 Certificates and other
   time deposits                        1,731,546     5.37%        1,701,886      5.37%       1,647,357      5.34%
                                   ---------------             --------------             --------------
                                       $4,228,318     3.11%        4,164,115      3.09%       4,094,314      3.05%
                                   ===============             ==============             ==============

         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of March 31, 1998 by time remaining until maturity.

                                                              Amount
 Maturing in:
 Under 3 months                                               $244,949
 3 to 12 months                                                115,449
 Over 12 months                                                 33,464
                                                       ----------------
                                                              $393,862
                                                       ================

CAPITAL RESOURCES

         Shareholders' equity at March 31, 1998 totaled $515.4 million compared to $530.3 million at December 31, 1997 and $521.2 million at March 31, 1997.

The following table reflects the various measures of capital:
(Dollars in thousands)

                                           As of                       As of                       As of
                                         March 31,                 December 31,                  March 31,
                                           1998                        1997                        1997
 (In thousands)
 Total equity                          $515,381      9.60%         530,336       9.99%         521,215       9.98%

 Common equity                          515,381      9.60%         530,336       9.99%         521,215       9.98%

 Tangible common equity (a)             513,064      9.57%         527,771       9.95%         517,722       9.92%

 Tier 1 capital (b)                     495,469     11.02%         516,388      12.30%         527,134      12.39%

 Total risk-based capital (c)           551,508     12.27%         568,886      13.55%         576,771      13.56%

 Leverage (d)                           495,469      9.37%         516,388       9.66%         527,134      10.21%

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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 1998 the Corporation's risk-based capital equaled 12.27% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $0.16 paid in the first quarter has an indicated annual rate of $0.64 per share.

PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K





         (A)      EXHIBITS

                  27       Financial Data Schedule

                  3(a) Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3(a) to the Form 8-K filed by the registrant on April 9, 1998)

                  3(b) Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

                  4 Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated July 18, 1996 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on July 18, 1996)

          (B)     FORM 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               FIRSTMERIT CORPORATION



                               By:/s/Jack R. Gravo
                                  ---------------------------------------------
                                    Jack R. Gravo, Executive Vice
                                      President/ Finance & Administration












DATE:  May 14, 1998