Form 10-Q
period 1998-06-30
FIRSTMERIT CORP
filed 1998-08-14
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1998

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

                                 (330) 996-6300
                               (Telephone Number)

             OUTSTANDING SHARES OF COMMON STOCK, AS OF JUNE 30, 1998
                                   65,202,418

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

         Consolidated balance sheets as of June 30, 1998, December 31, 1997 and June 30, 1997

         Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1998 and 1997

         Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1997 and for the six months ended June 30, 1998

         Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements as of June 30, 1998, December 31, 1997, and June 30, 1997

         Management's Discussion and Analysis of Financial Conditions as of June 30, 1998, December 31, 1997 and June 30, 1997 and Results of Operations for the quarter and six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------

                                                                                   (In thousands)
                                                                       -----------------------------------
                                                                       (Unaudited)             (Unaudited)
                                                                         June 30   December 31   June 30
                                                                       -----------------------------------
                                                                           1998        1997        1997
-------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                                                $   1,327,598   1,116,787   1,072,734
Federal funds sold                                                          10,600      33,100       3,590
    Commercial loans                                                     1,870,582   1,553,707   1,508,604
    Mortgage loans                                                         896,694     852,482     931,530
    Installment loans                                                    1,000,146     922,227     953,256
    Home equity loans                                                      280,670     250,513     230,274
    Bankcard loans                                                          92,672     103,041      89,426
    Tax-free loans                                                          10,161       8,947      12,908
    Leases                                                                 145,008     143,958     151,687

                                                                     -------------------------------------
Loans less unearned income                                               4,295,933   3,834,875   3,877,685
Less allowance for possible loan losses                                     65,749      53,774      50,893
                                                                     -------------------------------------

    Net loans                                                            4,230,184   3,781,101   3,826,792
                                                                     -------------------------------------

    Total earning assets                                                 5,568,382   4,930,988   4,903,116
Cash and due from banks                                                    216,443     166,742     203,276
Premises and equipment, net                                                118,120      99,765     100,320
Accrued interest receivable and other assets                               276,445     109,966     110,406
                                                                     -------------------------------------

                                                                     $   6,179,390   5,307,461   5,317,118
                                                                     =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                        $     889,032     769,187     747,964
  Demand-interest bearing                                                  545,864     470,601     448,137
  Savings                                                                1,485,925   1,278,933   1,285,563
  Certificates and other time deposits                                   1,958,061   1,736,490   1,721,152
                                                                     -------------------------------------

    Total deposits                                                       4,878,882   4,255,211   4,202,816
Securities sold under agreements to repurchase
  and other borrowings                                                     547,368     441,755     514,680
                                                                     -------------------------------------

    Total funds                                                          5,426,250   4,696,966   4,717,496
Accrued taxes, expenses, and other liabilities                             107,127      80,159      82,462
                                                                     -------------------------------------

    Total liabilities                                                    5,533,377   4,777,125   4,799,958
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                                   -           -           -
  Common stock, without par value:
    authorized 160,000,000 shares; issued 68,142,674
   68,127,314 and 67,941,344 shares, respectively                          110,197     110,069     109,752
  Treasury stock, 2,940,256, 6,159,845 and 5,675,024 shares,
     respectively                                                          (43,720)   (108,734)    (90,956)
  Net unrealized holding gains (losses)
   on available for sale securities                                          3,059       3,246      (2,143)
  Retained earnings                                                        576,477     525,755     500,507
                                                                     -------------------------------------

    Total shareholders' equity                                             646,013     530,336     517,160
                                                                     -------------------------------------

                                                                     $   6,179,390   5,307,461   5,317,118
                                                                     =====================================

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
---------------------------------------


(Dollars in thousands)

                                                                        (Unaudited)
                                                 -----------------------   -------------------------------
                                                          1998                          1997
                                                 -----------------------   -------------------------------
                                                      2nd       1st          4th        3rd       2nd
------------------------------------------------------------------------   -------------------------------

ASSETS
Investment securities                            $  1,232,309  1,128,798   1,072,571   1,070,448  1,091,932
Federal funds sold                                     10,524      3,479     136,589      18,417     17,686

Commercial loans                                    1,738,644  1,580,524   1,534,687   1,509,609  1,485,582
Mortgage loans                                        847,178    849,138     850,065     892,428    934,125
Installment loans                                     967,810    918,595     929,092     948,031    925,216
Home Equity loans                                     253,849    249,277     246,329     236,532    219,711
Credit card loans                                      93,169     96,613      94,244      88,954     87,108
Tax free loans                                          9,306      8,798      10,430      12,593     13,891
Leases                                                144,309    141,999     144,661     147,722    152,745

                                                 -----------------------   --------------------------------
Loans less unearned income                          4,054,265  3,844,944   3,809,508   3,835,869  3,818,378
Less allowance for possible
  loan losses                                          59,933     55,428      52,910      51,530     50,471
                                                 -----------------------   --------------------------------

    Net loans                                       3,994,332  3,789,516   3,756,598   3,784,339  3,767,907

Cash and due from banks                               195,902    173,618     180,071     178,440    179,243
Premises and equipment, net                           107,975    100,268      99,659     100,495    100,487
Accrued interest receivable
  and other assets                                    177,661    112,969     112,944     111,536    101,854
                                                 -----------------------   --------------------------------

Total Assets                                     $  5,718,703  5,308,648   5,358,432   5,263,675  5,259,109
                                                 =======================   ================================


LIABILITIES
Deposits:
  Demand-non-interest bearing                    $    821,827    745,761     756,838     741,827    738,417
  Demand-interest bearing                             511,625    466,334     452,685     447,256    447,398
  Savings                                           1,374,759  1,284,677   1,275,827   1,273,592  1,283,787
  Certificates and other time
    deposits                                        1,822,837  1,731,546   1,733,328   1,728,686  1,696,932
                                                 ----------------------------------------------------------

    Total deposits                                  4,531,048  4,228,318   4,218,678   4,191,361  4,166,534
Securities sold under agreements to
  repurchase and other borrowings                     524,924    456,187     502,553     466,525    495,178
                                                 ---------------------------------------------------------

    Total funds                                     5,055,972  4,684,505   4,721,231   4,657,886  4,661,712
Accrued taxes, expenses and
  other liabilities                                    94,284     92,164     111,439      89,185     85,395
                                                 ----------------------------------------------------------

    Total liabilities                               5,150,256  4,776,669   4,832,670   4,747,071  4,747,107
SHAREHOLDERS' EQUITY                                  568,447    531,979     525,762     516,604    512,002
                                                 ----------------------------------------------------------

Total Liabilities and Equity                     $  5,718,703  5,308,648   5,358,432   5,263,675  5,259,109
                                                 =========================================================

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------

                                                                                (Unaudited)
                                                                     (In thousands except per share data)
                                                           -------------------------------------------------

                                                                  Quarters Ended          Six Months Ended
                                                                     June 30,                June 30,

                                                                1998       1997          1998       1997
------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                               $     90,448     85,165       175,116    165,765
  Interest and dividends on securities:
    Taxable                                                      17,701     15,918        34,099     32,674
    Exempt from Federal income taxes                              1,203      1,123         2,189      2,243
  Interest on Federal funds sold                                    207          9           304         95
                                                           -----------------------   -----------------------

      Total interest income                                     109,559    102,215       211,708    200,777
                                                           -----------------------   -----------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                       1,579      1,681         3,014      3,448
    Savings                                                       8,762      7,609        16,784     14,912
    Certificates and other time deposits                         24,367     22,659        47,283     44,335
  Interest on securities sold under agreements
    to repurchase and other borrowings                            6,664      6,025        12,340     11,337
                                                           -----------------------   -----------------------

      Total interest expense                                     41,372     37,974        79,421     74,032
                                                           -----------------------   -----------------------

      Net interest income                                        68,187     64,241       132,287    126,745
Provision for possible loan losses                                5,443      5,033        10,906      9,194
                                                           -----------------------   -----------------------

      Net interest income after provision
        for possible loan losses                                 62,744     59,208       121,381    117,551
                                                           -----------------------   -----------------------

Other income:
  Trust department income                                         4,151      3,288         7,566      6,399
  Service charges on depositors' accounts                         7,195      6,423        14,080     12,930
  Credit card fees                                                4,792      3,633         8,801      6,593
  Service fees - other                                            2,737      1,845         4,775      3,823
  Securities gains (losses)                                       1,775        477         3,323        940
  Gain on sales of loans, net                                     1,886        881         3,459      2,004
  Other operating income                                          4,018      3,271         8,203      6,705
                                                           -----------------------   -----------------------

      Total other income                                         26,554     19,818        50,207     39,394
                                                           -----------------------   -----------------------

                                                                 89,298     79,026       171,588    156,945
Other expenses:
  Salaries, wages, pension and employee benefits                 25,246     23,489        49,073     46,470
  Net occupancy expense                                           3,712      3,970         7,888      8,631
  Equipment expense                                               3,468      3,217         6,649      6,714
  Other operating expense                                        21,763     16,903        41,363     33,511
                                                           -----------------------   -----------------------

      Total other expenses                                       54,189     47,579       104,973     95,326
                                                           -----------------------   -----------------------

      Income before Federal income taxes                         35,109     31,447        66,615     61,619
Federal income taxes                                             10,964     10,128        20,505     20,067
                                                           -----------------------   -----------------------

      Net income                                           $     24,145     21,319        46,110     41,552
                                                           =======================   =======================

Other comprehensive income, net of tax
    Unrealized gain (losses) on available-
      for-sale securities                                         1,180      5,733          (187)        74
                                                           -----------------------   -----------------------

Comprehensive Income                                       $     25,325     27,052        45,923     41,626
                                                           =======================   =======================

Per share data based on average number of shares outstanding:

Net Income - basic                                         $       0.38       0.34          0.74       0.66
                                                           =======================   =======================

Net Income - diluted                                       $       0.38       0.34          0.73       0.65
                                                           =======================   =======================

    Dividends paid                                         $       0.16      0.145          0.32       0.29

Weighted-average shares outstanding - basic                  62,826,593 62,902,392    62,282,099 63,296,726

Weighted-average shares outstanding - diluted                63,642,285 63,514,392    63,143,349 63,851,138


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

Year Ended December 31, 1997 and
Six Months Ended June 30, 1998

                                                               (In Thousands)
                                       --------------------------------------------------------------
                                                             Accumulated
                                                                Other                      Total
                                        Common   Treasury   Comprehensive   Retained  Shareholders'
                                         Stock     Stock       Income       Earnings      Equity
                                       -------- ---------- --------------- ---------- -------------

Balance at December 31, 1996           $107,343   (59,258)        (2,217)    477,839      523,707
  Net Income                              -         -            -            86,363       86,363
  Cash dividends ($0.61 per share)        -         -            -           (38,447)     (38,447)
  Stock options exercised                 2,726     -            -            -             2,726
  Treasury shares purchased               -       (49,476)       -            -           (49,476)
  Market adjustment investment
    securities                            -         -              5,463      -             5,463
                                       -------- ---------- --------------- ---------- -------------

Balance at December 31, 1997           $110,069  (108,734)         3,246     525,755      530,336
                                       ======== ========== =============== ========== =============
  Net Income                              -         -            -            46,110       46,110
  Cash dividends ($0.32 per share)        -         -            -           (21,307)     (21,307)
  Stock options exercised                   128     -            -            -               128
  Treasury shares purchased               -       (26,037)       -            -           (26,037)
  Treasury shares reissued -
  Acquisition                             -        89,286        -            25,919      115,205
  Treasury shares reissued                -         1,765        -            -             1,765
  Market adjustment investment
    securities                            -         -               (187)     -              (187)
                                       -------- ---------- --------------- ---------- -------------

Balance at June 30, 1998 - Unaudited   $110,197   (43,720)         3,059     576,477      646,013
                                       ======== ========== =============== ========== =============


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 1998 and 1997

(In thousands)

                                                            -----------  ----------
                                                               1998         1997
                                                            -----------  ----------
Operating Activities
-------------------------
Net income                                                     $46,110      41,552
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                     10,906       9,194
  Provision for depreciation and amortization                    5,310       5,217
  Amortization of investment securities premiums, net              653       1,826
  Amortization of income for lease financing                    (5,632)     (6,560)
  Gains on sales of investment securities, net                  (3,323)       (940)
  Increase (decrease) deferred federal income taxes             (3,288)     10,992
  Increase in interest receivable                               (1,170)       (235)
  Increase (decrease) in interest payable                          124         406
  Amortization of values ascribed to acquired intangibles          711         936
  Other (increases) decreases                                 (135,783)    (21,836)
                                                            -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      (85,382)     40,552
                                                            -----------  ----------
Investing Activities
------------------------
Dispositions of investment securities:
 Available-for-sale - sales                                    338,158     100,678
 Available-for-sale - maturities                               129,694     116,892
Purchases of investment securities available-for-sale         (676,285)   (103,555)
Net (increase) decrease in federal funds sold                   22,500      11,960
Net (increase) decrease in loans and leases, except sales     (454,357)   (222,764)
Sales of loans                                                     -           -
Purchases of premises and equipment                            (24,435)     (5,682)
Sales of premises and equipment                                    770       2,284
                                                            -----------  ----------
NET CASH USED BY INVESTING ACTIVITIES                         (663,955)   (100,187)
                                                            -----------  ----------
Financing Activities
-----------------------
Net decrease in demand, NOW and savings deposits               402,100     (77,569)
Net increase (decrease) in time deposits                       221,571      75,510
Net increase in securities sold under repurchase                   -           -
 agreements and other borrowings                               105,613      90,979
Cash dividends                                                 (21,307)    (18,884)
Purchase of treasury shares                                    (26,037)    (31,698)
Treasury shares reissued - acquisition                         115,205         -
Treasury shares reissued                                         1,765         -
Proceeds from exercise of stock options                            128       2,409
                                                            -----------  ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES               799,038      40,747

 Decrease (increases) in cash and cash equivalents              49,701     (18,888)
Cash and cash equivalents at beginning of year                 166,742     222,164
                                                            -----------  ----------
Cash and cash equivalents at end of year                      $216,443     203,276
                                                            ===========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
---------------------------------------------------

Cash paid during the year for:
  Interest, net of amounts capitalized                         $41,818      74,894
  Income taxes                                                 $31,500      20,000
                                                            ===========  ==========


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998, DECEMBER 31, 1997
AND JUNE 30, 1997

1. Organization - FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, and FirstMerit Credit Life Insurance Company. On September 1, 1997, First National Bank of Ohio changed its name to FirstMerit Bank, N. A. As of October 14, 1997, The Old Phoenix National Bank of Medina and EST National Bank were merged into FirstMerit Bank, N. A. As of March 21, 1998, Citizens National Bank, Peoples National Bank, and Peoples Bank, N. A. were merged into FirstMerit Bank, N. A.


2. Acquisitions - On October 8, 1997, the Corporation acquired three branches from First Western Bancorp. The acquisition added $46.7 million of deposits and closed January 16, 1998. The acquisition expands market share in important
Lake County.

         On May 22, 1998, the acquisition of CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $644 million was completed. The merger, accounted for as a purchase, provides the Corporation with the leading deposit market share in Lorain county and provides access into the growing Columbus, Ohio market. At the effective date of the merger the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.897 million shares of its common stock (valued at $29.375 per share), paid $50.0 million in cash, and assumed liabilities associated with the merger of approximately $9.6 million. The transaction also created goodwill of approximately $136.5 million that will be amortized primarily over 25 years. The following table provides pro forma results of the previously separate operations as well as the operations on a combined basis. For the six-months ended June 30, 1998, CoBancorp results are presented separately through May 21, 1998, but included in FirstMerit's results from the date of purchase (May 22, 1998) through June 30, 1998. Pro forma combined shares were calculated using the exchange rate of
1.586 shares for every share of CoBancorp and assumed 70% of CoBancorp shareholders received common stock. The following pro forma information is not necessarily indicative of the results which actually would have been obtained if the merger had been consummated in the past or which may be obtained in the future.


-------------------------------------------------------------------------------------------------------------------
                                              FirstMerit                               Pro Forma        Pro Forma
                                              Corporation          CoBancorp          Adjustments        Combined
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
-------------------------------------------------------------------------------------------------------------------
Interest income                              $   407,825               48,141              1,415            457,381
-------------------------------------------------------------------------------------------------------------------
Net interest income                              255,456               29,054             -4,604            279,906
-------------------------------------------------------------------------------------------------------------------
Net income                                        86,363                4,800             -7,650             83,513
-------------------------------------------------------------------------------------------------------------------
Weighted average diluted shares               63,537,328            3,497,150                            67,419,864
-------------------------------------------------------------------------------------------------------------------
Earnings per diluted share                         $1.36             $   1.37                              $   1.24
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1998:
-------------------------------------------------------------------------------------------------------------------
Interest income                                 $211,708               18,634                708            231,050
-------------------------------------------------------------------------------------------------------------------
Net interest income                              132,287               11,380             -2,302            141,365
-------------------------------------------------------------------------------------------------------------------
Net income                                        46,110                2,035             -3,825             44,320
-------------------------------------------------------------------------------------------------------------------
Weighted average diluted shares               63,143,349            3,535,828                            67,068,825
-------------------------------------------------------------------------------------------------------------------
Earnings per diluted share                         $0.73             $   0.58                              $   0.66
-------------------------------------------------------------------------------------------------------------------

         On April 5, 1998, the Corporation signed a definitive agreement for the acquisition of Security First Corp., a $678 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First Corp. include Security Federal Savings & Loan Association of Cleveland and First Federal Savings Bank of Kent. The company operates 14 branch offices throughout six counties in Northeast Ohio. Under terms of the agreement, the transaction will be structured as a tax-free exchange at a fixed exchange ratio of 0.8855 shares of FirstMerit stock for each share of Security First Corp. Based on FirstMerit's April 3, 1998 closing price of $33.06 per share, the transaction is valued at $29.28 per share, for a total value of $256 million. The acquisition, which will be accounted for as a pooling of interests, is expected to close by the end of the third quarter 1998, subject to customary conditions for closing.

         On August 11, 1998, the Corporation signed a definitive agreement to acquire Signal Corp, a $1.9 billion holding company headquartered in Wooster, Ohio. Subsidiaries of Signal Corp include Signal Bank, N.A., Summit Bank, N.A., First Federal Savings Bank of New Castle (Pennsylvania) and Mobile Consultants, Inc. The merger will allow the Corporation to increase its market share in several key Northeast Ohio communities and marks the Corporation's entrance into Western Pennsylvania.

         Under the terms of the agreement, the fixed exchange ratio will be
1.32 shares of FirstMerit common stock for each share of Signal. Based on the Corporation's August 10, 1998 closing price of $28.19 per share, the transaction, which will be accounted for as a pooling-of-interests, is valued at $37.21 per share or $470 million. The acquisition has been approved by the Boards of Directors of both the Corporation and Signal and is subject to approval by the Corporation and Signal shareholders as well as regulatory authorities. The transaction is expected to close in the first quarter 1999.

         The Corporation's previously announced stock repurchase programs have been suspended as of April 6, 1998.

3. Earnings per Share - The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented as follows:


                                         Income                        Shares
                                       (Numerator)                  (Denominator)               Per Share Amount
THREE MONTHS ENDED
JUNE 30, 1998:
Basic EPS:
  Net income                                    $24,145                    62,826,593                        $0.38
Effect of dilutive stock
options                                                                       815,692
Diluted EPS:
  Net income plus
assumed exercising of
options                                         $24,145                    63,642,285                        $0.38

SIX MONTHS ENDED
JUNE 30, 1998:
Basic EPS:

Net income                                      $46,110                    62,282,099                        $0.74
Effect of dilutive stock
options                                                                       861,250
Diluted EPS:
  Net income plus
assumed exercising of
options                                         $46,110                    63,143,349                        $0.73

THREE MONTHS ENDED
JUNE 30, 1997:
Basic EPS:

Net income                                      $21,319                    62,902,392                        $0.34
Effect of dilutive stock
options                                                                       612,000
Diluted EPS:
  Net income plus
assumed exercising of
options                                         $21,319                    63,514,392                        $0.34

SIX MONTHS ENDED
JUNE 30, 1997:
Basic EPS:
  Net income                                    $41,552                    63,296,726                        $0.66
Effect of dilutive stock
options                                                                       554,412
Diluted EPS:
  Net income plus
assumed exercising of
options                                         $41,552                    63,851,138                        $0.65

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

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement shall be effective for all fiscal quarters beginning after June 15, 1999 (third quarter 1999 for the Corporation).

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the March 31, 1998 and March 31, 1997 statements of condition and the results of operations for the quarters ended March 31, 1998 and 1997

7. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled "Forward-looking Statements" in the Corporation's Form 10-K for the period ended December 31, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                                   Three Months ended June           Year ended December 31,
                                              --------------------------------  -------------------------------

                                                            1998                               1997
                                              --------------------------------  -------------------------------

                                               Average                Average    Average               Average
                                               Balance     Interest     Rate     Balance    Interest     Rate
                                              --------------------------------  -------------------------------

ASSETS
Investment securities                         $1,232,309       19,504    6.35%   1,095,505       71,126    6.49%
Federal funds sold                                10,524          207    7.89%      41,636        2,250    5.40%
Loans, net of unearned income                  4,054,265       90,568    8.96%   3,789,231      337,661    8.91%
  Less allowance for possible loan losses         59,933                            51,155
                                              ----------   ----------           ----------   ----------
    Net loans                                  3,994,332       90,568       -    3,738,076      337,661       -
Cash and due from banks                          195,902            -       -      176,697            -       -
Other assets                                     285,636            -       -      201,871            -       -
                                              ----------   ----------           ----------   ----------
  Total assets                                $5,718,703      110,279       -    5,253,785      411,037       -
                                              ----------   ----------           ----------   ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                      $  821,827            -       -      733,394            -       -
  Demand-
    interest bearing                             511,625        1,579    1.24%     448,976        6,467    1.44%
  Savings                                      1,374,759        8,762    2.56%   1,279,859       30,839    2.41%
  Certificates and other time deposits         1,822,837       24,367    5.36%   1,701,886       91,406    5.37%
                                              ----------   ----------           ----------   ----------
    Total deposits                             4,531,048       34,708    3.07%   4,164,115      128,712    3.09%
Federal funds purchased, securities sold
  under agreements to repurchase and             524,924        6,664    5.09%     477,454       23,657    4.95%
  other borrowings
Other liabilities                                 94,284            -               92,598            -
Shareholders' equity                             568,447            -              519,618            -
                                              ----------   ----------           ----------   ----------
  Total liabilities and shareholders' equity  $5,718,703       41,372       -    5,253,785      152,369       -
                                              ----------   ----------           ----------   ----------
Total earning assets                          $5,297,098      110,279    8.35%   4,926,372      411,037    8.34%
                                              ----------   ----------           ----------   ----------
Total interest bearing liabilities            $4,234,145       41,372    3.92%   3,908,175      152,369    3.90%
                                              ----------   ----------           ----------   ----------
Net yield on earning assets                                    68,907    5.22%                  258,668    5.25%
                                                           ==========   ======               ==========   ======
Interest rate spread                                                     4.43%                             4.44%
                                                                        ======                            ======


                                                 Three Months ended June 30,
                                              --------------------------------

                                                            1997
                                              --------------------------------

                                               Average                Average
                                               Balance     Interest     Rate
                                              --------------------------------

ASSETS
Investment securities                          1,091,932      17,732     6.51%
Federal funds sold                                   686           9     5.26%
Loans, net of unearned income                  3,818,378      85,293     8.96%
  Less allowance for possible loan losses         50,471
                                              ----------  ----------
    Net loans                                  3,767,907      85,293        -
Cash and due from banks                          172,099           -        -
Other assets                                     202,341           -        -
                                              ----------  ----------
  Total assets                                 5,234,965     103,034        -
                                              ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                         731,273           -        -
  Demand-
    interest bearing                             447,398       1,681     1.51%
  Savings                                      1,283,787       7,609     2.38%
  Certificates and other time deposits         1,696,932      22,659     5.36%
                                              ----------  ----------
    Total deposits                             4,159,390      31,949     3.08%
Federal funds purchased, securities sold
  under agreements to repurchase and             478,178       6,025     5.05%
  other borrowings
Other liabilities                                 85,395           -
Shareholders' equity                             512,002           -
                                              ----------  ----------
  Total liabilities and shareholders' equity   5,234,965      37,974        -
                                              ----------  ----------
Total earning assets                           4,910,996     103,034     8.42%
                                              ----------  ----------
Total interest bearing liabilities             3,906,295      37,974     3.90%
                                              ----------  ----------
Net yield on earning assets                                   65,060     5.31%
                                                          ==========    ======
Interest rate spread                                                     4.52%
                                                                        ======

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's second quarter net income was $24.1 million, a gain of 13.3% above second quarter 1997. Return on average equity (ROE) and return on average assets (ROA) reached 17.04% and 1.69%, respectively. These profitability ratios compare favorably to second quarter 1997 levels of 16.70% and 1.63%.

         For the six-month period ended June 30, 1998, net income was $46.1 million, up 11.0 percent above prior year. ROE and ROA for the current six-month period were 16.90% and 1.69%, respectively. The comparable ratios for the 1997 period were 16.37% and 1.61%.

         Net interest income on a fully tax-equivalent (FTE) basis was $68.9 million for the second quarter of 1998, a gain of 5.9% above the level reported for the same 1997 period. Growth in average earning assets was 7.9% above second quarter 1997, reaching $5.3 billion. This growth more than offset a 1.7% decline in the net interest margin, from 5.31% in the second quarter of 1997 to 5.22% for the comparable 1998 period. For the first six months of 1998, net interest income FTE rose 4.1%. For the same six-month period, the net interest margin was 5.25% compared to 5.31% in 1997.


         Excluding securities gains/losses from each quarter, noninterest income was $24.8 million compared to $19.3 million the prior year, an improvement of 28.1%. Major gains were reported for trust income, up 26.2%, credit card fees, up 31.9% and other service fees, including ATM revenue, up 48.3%. For the six-month period, noninterest income was up 22% above 1997 levels, accounting for 26.0 % of net revenue compared to 23.0% of net revenue for the prior year period. Results of the recently acquire CoBancorp, Inc., from May 22, 1998 to June 30, 1998, added approximately $0.885 million to noninterest income to both the quarter and six-month periods.


         Operating expenses were $54.2 million for the second quarter of 1998, an increase of 13.9% above the prior year level of $47.6 million. Of the $6.6 million increase, processing fees accounted for $2.2 million; salaries, $1.7 million; higher professional fees, $0.7 million and amortization of intangibles, $0.7 million. For the first six months of 1998, operating expenses were $105.0 million versus $95.3 in 1997, an increase of 10.1%. The second quarter and six-months year-to-date efficiency ratios were 56.59% and 57.15%, respectively, compared to 55.82% and 56.56% in 1997.


         Assets were nearly $6.2 billion at quarter end, with earning assets comprising 91% of the total. At June 30, 1998, total loans, net of unearned interest, were $4.3 billion, a gain of 10.8% above 1997 quarter-end levels. On an average basis, total loans were $4.1 billion, 6.2% above 1997 second quarter levels. Commercial loans grew 17% to account for 42.9% of the portfolio, up from 38.9%. Meanwhile, mortgage loans declined 9.3% to comprise 20.9% of the portfolio, down from 24.5%.


         The provision for loan losses was $5.4 million, an increase of 8.1% above second quarter 1997, consistent with growth of the portfolio. For the six-month period, the provision was $10.9 million compared to $9.2 million the prior year, reflecting growth in higher risk commercial and consumer loans, as well as overall portfolio growth. During the past twelve months, the $23.3 million provided for possible loan losses exceeded net charge-offs of $16.7 million. Additionally, the allowance was increased $8.2 million by including CoBancorp's pre-merger balance as part of the purchase. As a result, the allowance for losses as a percent of loans increased to 1.53% at the end of the second quarter, compared to 1.31% percent June 30, 1997.

         At June 30, 1998, non-performing assets were $15.9 million, or 0.37% of total loans and other real estate, compared to $10.3 million, or 0.27%, for the same quarter last year. The loan loss allowance (to nonperforming assets) coverage ratio was 4.4 times compared to 5.2 times at June 30, 1997.

         Total deposits grew 16.1%, ending the quarter at $4.9 billion. On an average basis, deposits were $4.5 billion for the second quarter, up 8.7% from year earlier levels. Improvement was recorded across-the-board, but particularly with respect to interest-bearing checking and money market accounts, which grew at a rate of 14.4%.

         Total shareholders' equity grew 24.0% from year earlier levels, reaching $646.0 million at second quarter end. Earnings retained of $50 million and re-issuance of $115 million of treasury shares in connection with the CoBancorp acquisition in the second quarter more than offset the $43.8 million of treasury shares repurchased during the course of the year. FirstMerit suspended its stock repurchase program on April 6, 1998 in connection with the Security First acquisition, and continues to do so. At quarter end, there were
65.2 million shares outstanding compared with 62.4 million at the end of the prior year quarter.

         Diluted earnings per share for the second quarter were $0.38, an increase of 13% over last year's quarterly earnings of $0.34. For the six months ended June 30, 1998, diluted earnings per share were $0.73, 12% higher than the $0.65 recorded for the 1997 first half. The components of change in per share income for the quarters and six months ended June 30, 1998 and 1997 are summarized in the following table:



CHANGES IN EARNINGS PER SHARE
-----------------------------
                                                       Three months ended          Six months ended
                                                            June 30,                   June 30,
                                                            1998/1997                 1998/1997
                                                    ------------------------------------------------

Diluted net income per share June 30,
1997                                                                  $0.34                    $0.65

Increases (decreases) due to:

Net interest income - taxable equivalent                               0.06                     0.08
Provision for possible loan losses                                    -0.01                    -0.03
Other income                                                           0.11                     0.17
Other expenses                                                        -0.11                    -0.15
Federal income taxes - taxable
equivalent                                                             0.01                     0.00
Change in share base                                                      0                     0.01
                                                    ------------------------------------------------

Net change in diluted net income per
share                                                                  0.04                     0.08
                                                    ------------------------------------------------

Diluted net income per share June 30,
1998                                                                  $0.38                    $0.73
                                                    ================================================



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

         Net interest income FTE for the quarter ended June 30, 1998 was $68.9 million compared to $65.1 million for the same period one year ago, an increase of $3.8 million. The rise in net interest income occurred because higher interest income outpaced an increase in the interest paid on customer deposits and other bank borrowings.

         Higher interest income was a result of earning asset growth over the past twelve months. Specifically, an upsurge in loan and investment outstandings added $5.3 million and $1.8 million, respectively, to second quarter interest income when compared to the same 1997 period. Average loan yield for both periods was 8.96%.

         The increase in interest expense was also volume driven. Average balances in all customer deposit and wholesale borrowings increased over the 1997 second quarter. In fact, increased outstandings accounted for $3.1 million of the total rise of interest expense of $3.4 million. Higher certificate of deposit (CD) balances added $1.7 million of interest expense while increased savings/money market deposits and borrowings on the wholesale market each contributed $0.6 million more to quarter-to-quarter interest expense.

         The trends in interest income and expense noted for the quarters also existed for the year-to-date periods. That is, the increase in net interest income of $5.3 million was due to the rise in interest income ($10.7 million) being greater than the gain in interest expense ($5.4 million). Also, the increases in both interest income and interest expense were primarily driven by volume with less effect caused by changes in rates.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)


                                               Quarters ended                   Six Months Ended
                                                  June 30,                          June 30,
                                               1998 and 1997                     1998 and 1997
                                               -------------                     -------------
                                            Increase (Decrease)                Increase (Decrease)
                                          Interest Income/Expense            Interest Income/Expense
                                          -----------------------            -----------------------


                                        Volume    Yield Rate   Total     Volume    Yield Rate   Total
                                     --------------------------------------------------------------------
INTEREST INCOME
Investment Securities                   $2,222       -450      1,772      1,936       -760      1,176
Loans                                    5,269          6      5,275      8,637        666      9,303
Federal funds sold                         194          4        198        234        -25        209
                                     --------------------------------------------------------------------
   Total interest income                 7,685       -440      7,245     10,807       -119     10,688

INTEREST EXPENSE Interest on deposits:
  Demand-interest bearing                  198       -300       -102        259       -693       -434
  Savings                                  580        573      1,153        556      1,316      1,872
  Certificates and other
     time deposits                       1,683         25      1,708      2,798        150      2,948
  Federal Funds Purchased,
   REPOs & other borrowings                593         46        639        562        441      1,003
                                     --------------------------------------------------------------------
   Total interest expense                3,054        344      3,398      4,175      1,214      5,389
                                     --------------------------------------------------------------------

Net interest income                     $4,630       -783      3,847      6,633     -1,334      5,299
                                     ====================================================================



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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)


                                     Quarters Ended              Six Months Ended
                                        June 30,                     June 30,
                             ---------------------------------------------------------

                                 1998           1997           1998           1997
                             ----------------------------  ---------------------------
Net interest income per
  financial statements          $68,187         64,241        132,287        126,745

Tax equivalent adjustment           720            819          1,437          1,680
                             ----------------------------  ---------------------------

Net interest income - FTE       $68,907         65,060        133,724        128,425
                             ============================  ===========================


Average earning assets       $5,297,098      4,910,996      5,135,858      4,879,587
                             ============================  ===========================


Net interest margin                5.22%          5.31%          5.25%          5.31%
                             =========================================================



         As stated previously in this document, the CoBancorp, Inc. acquisition was completed on May 22, 1998. As a result, 1998 averages include CoBancorp balances for the forty-day period from May 22, 1998 through June 30, 1998.

         Average loans outstanding for the quarter ended June 30, 1998 were $4.054 billion, up $235.9 million or 6.2%, from $3.818 billion for the same quarter last year. The most notable increases occurred in commercial loans, up $253.1 million or 17.0%; installment loans, up $42.6 million or 4.6%; home equity loans up $34.1 million or 15.5% and credit card outstandings up $6.1 million or 7.0%. Similarly, for the first half of 1998, average loan outstandings totaled $3.950 billion, up $194.6 million or 5.2% from $3.756 billion for the prior year. Average outstanding loans for the quarter and six-month periods equaled 76.5% and 76.9% of average earning assets, respectively.

         Average CDs totaled $1.823 billion at June 30, 1998, up 7.4% from $1.697 billion at June 30, 1997. On a percentage basis, average CDs were 43% of total interest bearing funds at both June 30, 1998 and 1997; average savings deposits, including money market accounts, were about 33% of interest bearing funds at June 30, 1998 and 1997; interest-bearing demand deposits increased slightly as a funding source from 11% of total interest bearing funds at June 30, 1997 to 12% at June 30, 1998; and wholesale borrowings made up about 12% of total interest-bearing deposits at both June 30 quarter ends. During both second quarter periods, interest bearing liabilities funded 79.9% of average earning assets.

         In summary, on a percentage basis, loan growth over the past year continues to occur mainly in higher yielding consumer and commercial credits resulting in a lower concentration of mortgage loan outstandings. Some of the decline in mortgage balances is also attributable to the Corporation's practice of securitizing and selling mortgage loans when favorable conditions exist. The funding mix feeding the loan growth, has remained constant between borrowing categories.



OTHER INCOME

         Other income for the quarter ended June 30, 1998 was $26.6 million, an increase of $6.7 million or 34%, over the $19.8 million earned during the same period last year. Excluding securities sales, the increase in other income was $5.4 million, or 28%. For the six-month period, other income totaled $50.2 million compared to $39.4 million a year ago. The results of CoBancorp from May 22, 1998 to June 30, 1998 contributed $0.9 million to other income for the 1998 quarter and first half.

         Trust department income for the second quarter was $4.2 million, up $0.8 million from the $3.3 million earned one year ago. CoBancorp's trust fees totaled $0.3 million for the 1998 period. Service charges on depositors' accounts increased 12.0% to $7.2 million from $6.4 million for last year's second quarter. CoBancorp's contribution to service charges on deposits totaled $0.3 million for the quarter and accounted for 4.5% of the improvement. Credit card fees, including merchant services, increased 31.9% to $4.8 million for the quarter compared to $3.6 million for the three months ended June 30, 1997. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $3.3 million during the 1997 second quarter to $4.0 million for same 1998 period.

         The following 1998 first half changes occurred, compared to the same period last year, when CoBancorp 1998 results are excluded: trust department income increased 12.9%; service charges on depositors' accounts increased 6.7%; credit card fees increased 32.6% and other service fees, which include ATM revenue, increased 22.7%.

         In banking, other income is an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.



OTHER EXPENSES

         Other expenses were $54.2 million for the second quarter, an increase of $6.6 million or 13.9%, over the $47.6 million recorded during the same quarter last year. Operating expenses incurred by CoBancorp from May 22, 1998 through June 30, 1998 are responsible for $2.6 million of the increase. After adjusting for CoBancorp, first half 1998 other expenses totaled $102.4 million versus $95.3 million a year ago.

         The lower-is-better efficiency ratio for the quarter was 56.59% compared to 55.82% a year ago. For the first halves, the efficiency ratios were 57.15% and 56.56% for 1998 and 1997, respectively. The second quarter efficiency ratio indicates that it took 56.59 cents to make one dollar's profit.

         Excluding CoBancorp from quarterly and year-to-date results, salaries, wages, pension and employee benefits, the largest component of other expenses, increased 3.2% to $24.2 million. For the six-month period, salaries, wages, pension and employee benefits rose 3.4% to $48.1 million. The overall rise in personnel costs approximates the Corporation's annual salary increases.

         Other operating expenses were $20.5 million, excluding CoBancorp., up $3.6 million from second quarter last year. The largest increases were in the following categories: processing fees up $1.9 million, professional services up $0.7 million and telecommunications expenses up $0.4 million. First half results without CoBancorp produced other operating costs of $40.1 million versus $33.5 million last year. The largest increases half-over-half occurred in processing fees, up $3.5 million, professional services up $1.6 million, telecommunication expenses up $0.4 million and amortization of intangibles up $0.3 million .

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

The book value and market value of investment securities classified as available for sale are as follows:

                                                                      June 30, 1998
                                                                      -------------

                                                                Gross             Gross
                                              Book            Unrealized        Unrealized           Market
                                             Value              Gains            Losses               Value
                                        ----------------   ----------------   ----------------   ----------------
U.S. Treasury securities
  and U.S. Government  agency
  obligations                                   $663,547              2,197              2,020            663,724
Obligations of state and
  political subdivisions                         112,020                527                 65            112,482
Mortgage-backed securities                       411,304              3,798                461            414,641
Other securities                                 136,023              1,106                378            136,751
                                        ----------------   ----------------   ----------------   ----------------

                                              $1,322,894              7,628              2,924          1,327,598
                                        ================   ================   ================   ================

                                                                                 Book Value        Market Value
                                                                              ----------------   ----------------
Due in one year or less                                                               $110,160            110,297
Due after one year through five years
                                                                                       276,082            277,647
Due after five years through ten years
                                                                                       212,754            213,293
Due after ten years                                                                    723,898            726,361
                                                                              ----------------   ----------------
                                                                                    $1,322,894          1,327,598
                                                                              ================   ================


         The book value and market value of investment securities including mortgage-backed securities and derivatives at June 30, 1998, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $936.0 million at June 30, 1998, $830.0 million at December 31, 1997 and $689.6 million at June 30, 1997.

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


LOANS

         Total loans outstanding at June 30, 1998 amounted to $4.296 billion compared to $3.835 billion at December 31, 1997 and $3.878 billion at June 30, 1997. The purchase of CoBancorp finalized on May 22, 1998 added $391.1 million to total loans. If CoBancorp loans outstandings at the end of the quarter are not included, commercial loans were $1.670 billion, or 10.7% higher than last year's total; mortgage loans were $780.4 million, down 16.2%; and installment, home equity, bankcard, tax-free, and leases, (on a combined basis) were $1.455 billion, up 1.8%. Through securitization and sales of single-family mortgages and sales of pools of unsecuritized mortgage loans, the Corporation continues to change its loan mix from lower yielding mortgage loans to higher earning commercial and consumer credits.


ASSET QUALITY

         Total nonperforming assets (non-accrual and restructured loans and other real estate) amounted to $15.9 million at June 30, 1998 or 0.37% of total outstanding loans and other real estate. At December 31, 1997, nonperforming assets totaled $13.6 million or 0.35% of outstanding loans and other real estate compared to $10.3 million or 0.27% of outstanding loans and other real estate at June 30, 1997. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

                                                                     (Dollars in thousands)


                                                     June 30,              December 31,            June 30,
                                                       1998                    1997                  1997
                                                -------------------   ----------------------  -------------------
Impaired Loans:
     Non-accrual                                            $12,240                   11,185                7,248
     Restructured                                                87                       89                   90
-----------------------------------------------------------------------------------------------------------------
        Total impaired loans                                 12,327                   11,274                7,338
                                                -------------------   ----------------------  -------------------
Other Loans:
     Non-accrual                                              2,658                    1,434                2,418
     Restructured                                               ---                      ---                  ---
-----------------------------------------------------------------------------------------------------------------
        Total other nonperforming loans                       2,658                    1,434                2,418
-----------------------------------------------------------------------------------------------------------------
        Total nonperforming loans                            14,985                   12,708                9,756
-----------------------------------------------------------------------------------------------------------------
Other real estate owned (ORE)                                   953                      908                  571
                                                -------------------   ----------------------  -------------------
     Total nonperforming assets                              15,938                   13,616               10,327
=================================================================================================================
Loans past due 90 days or more
     accruing interest                                       11,829                   11,166                6,222
=================================================================================================================
Total nonperforming assets as a
     percent of total loans and ORE                           0.37%                    0.35%                0.27%
=================================================================================================================

N/A = Not Available


There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at June 30, 1998 totaled $65.7 million, or 1.53% of total loans outstanding compared to $53.8 million, or 1.40% and $50.9 million, or 1.31% at December 31, 1997 and June 30, 1997, respectively.

         Dollars in thousands

                                             Six months ended            Year ended            Six months ended
                                                 June 30,               December 31,                June 30,
                                                   1998                     1997                      1997
                                          ----------------------   -----------------------   ---------------------
Allowance -  beginning of period                         $53,774                    49,336                  49,336
Add: allowance from CoBancorp
purchase                                                   8,215
Loans charged off:
  Commercial, financial, agricultural                        928                     1,618                     983
  Installment to individuals                              11,415                    23,779                  11,337
  Real estate                                                 59                       574                     389
  Lease financing                                            475                     1,290                     536
Total charge-offs                                         12,877                    27,261                  13,245
Recoveries:
  Commercial, financial, agricultural                        644                     1,121                     864
  Installment to individuals                               4,350                     8,386                   4,365
  Real estate                                                558                       123                     147
  Lease financing                                            179                       476                     232
Total recoveries                                           5,731                    10,106                   5,608

Net charge-offs                                            7,146                    17,155                   7,637
Provision for possible loan losses                        10,906                    21,593                   9,194
                                          ----------------------   -----------------------   ---------------------
Allowance -  end of period                               $65,749                    53,774                  50,893
                                          ======================   =======================   =====================

Annualized net charge offs as a
   percent of average loans                                 0.36%                     0.45%                   0.41%

Allowance for possible
   loan losses:

As a percent of loans
   outstanding at end of
   period                                                  1.53%                     1.40%                   1.31%
As a multiple of annualized net
   charge offs                                             4.56X                     3.13X                   3.30X

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

                             (Dollars in Thousands)

                           Three months and year ended


--------------------------------------------------------------------------------

                                          June 30, 1998             December 31, 1997            June 30, 1997
                                      Average      Average         Average      Average        Average       Average
                                      Balance        Rate          Balance       Rate          Balance        Rate
                                   -------------------------    -------------------------   --------------------------
Demand Deposits -
  non-interest bearing                   $821,827     -                733,394     -               731,273      -

Demand Deposits -
  interest bearing                        511,625      1.24%           448,976      1.44%          447,398       1.51%

Savings Deposits                        1,374,759      2.56%         1,279,859      2.41%        1,283,787       2.38%

Certificates and other
  time deposits                         1,822,837      5.36%         1,701,886      5.37%        1,696,932       5.36%
                                   --------------               --------------              --------------
                                       $4,531,048      3.07%         4,164,115      3.09%        4,159,390       3.08%
                                   ==============               ==============              ==============





         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of June 30, 1998 by time remaining until maturity.


                    (Dollars in Thousands)             Amount

                    Maturing in:
                    Under 3 months                    $262,611
                    3 to 12 months                     135,899
                    Over 12 months                      41,144
                                                  ------------
                                                      $439,654
                                                  ============

CAPITAL RESOURCES

         Shareholders' equity at June 30, 1998 totaled $646.0 million compared to $530.3 million at December 31, 1997 and $517.1 million at June 30, 1997. The significant increase from last year periods was primarily due to the second quarter 1998 acquisition of CoBancorp, Inc.

The following table reflects the various measures of capital:


                                      As of                       As of                       As of
                                     June 30,                  December 31,                  June 30,
                                       1998                       1997                         1997
(in thousands)
Total equity                    $646,013     10.45%      530,336        9.99%          517,160        9.73%

Common equity                    646,013     10.45%      530,336        9.99%          517,160        9.73%

Tangible common
equity (a)                       642,954     10.41%      527,771        9.95%          513,932        9.67%

Tier 1 capital (b)               486,647      9.68%      516,388       12.30%          517,690       11.79%

Total risk-based capital
(c)                              549,545     10.93%      568,886       13.55%          568,583       12.95%

Leverage (d)                     486,647      8.75%      516,388        9.66%          517,690        9.89%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 1998 the Corporation's risk-based capital equaled 10.93% of risk adjusted assets, far exceeding the minimum guidelines.

         The cash dividend of $0.16 paid in the second quarter has an indicated annual rate of $0.64 per share.

YEAR 2000 READINESS

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

         FirstMerit continues to recognize the impact of the Year 2000 transition as a serious business issue affecting our institution, our customers and suppliers. FirstMerit assembled a team from essential areas throughout the bank to ensure timely completion of Year 2000 compliance. Each team continues to address their portion of the project under the watchful eyes of both Executive Management and FirstMerit's Board of Directors. A Project Office was formed to include full time staff who coordinate corporate-wide Year 2000 planning, documentation, reporting and implementation of readiness measures.

         Significant resources are being expended to ensure the millennium issue is properly addressed. Consulting and programming resources continue to be used to supplement internal staff and provide specialized expertise where necessary. FirstMerit is using newly acquired software tools and enhanced procedures to assist in code remediation, testing and controlling the numerous software changes. Testing results are being reviewed by staff from throughout the organization. Coordination with major business partners is also in process or planned.

         FirstMerit has based its plans on regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC considers five general phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with FirstMerit's status at June 30, 1998:

         Awareness: The Awareness phase defines the Year 2000 problem, gains executive level support and establishes an overall strategy. FirstMerit began working on the Year 2000 issue in 1996 with identification of major vendors and their compliance status. Significant progress has been made in the implementation of the strategy for Year 2000 compliance. Executive Management has been proactive in the management of the project and contracted with consultants to assist in performing the assessment and formulating a strategy. The awareness phase has expanded to include a widespread customer awareness program to help educate customers of the Year 2000 issue and allow monitoring of FirstMerit's progress.

         Assessment: The Assessment phase defines the size and complexity of the problem and the magnitude of the effort to address Year 2000 issues. FirstMerit completed the assessment phase for all mainframe and microcomputer systems during the first quarter of 1998. FirstMerit has 82 mainframe applications of which 30 are considered "mission critical." The majority of the applications are vendor packages. The "mission critical" applications are given priority and all 30 are on schedule to be Year 2000 ready by December 31, 1998 or earlier. Microcomputer software and hardware are in the process of being upgraded for Year 2000 compliance. The assessment of non-information systems such as security systems, elevators, etc. was completed during the second quarter.

         Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. At this time, FirstMerit is heavily involved in the renovation of the in-house written code and the installation of vendor supplied upgrades. Renovation of in-house code or Year 2000 compliant vendor software installation is complete for 7 of 30 mission critical applications and is in-process for another 20 (a total of 27 of 30 in process or stage complete).

         Validation: The Validation phase consists of significant testing. FirstMerit has started the extensive testing of both in-house and vendor written systems as well as the various connections to other systems
(internal and external). Non-information systems such as vaults and security systems will also be tested. Testing guidelines have been issued to ensure consistency and completeness throughout the organization. Certain core applications such as Certificates of Deposit, Demand Deposit, Installment Loan and Savings have been tested with various different future dates and are Year 2000 compliant. Many others are currently in process and all mainframe applications remain on schedule to be tested by December 31, 1998 or sooner.

         Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. FirstMerit will place systems, once renovated and validated, into production throughout 1998. All mainframe systems continue to be on schedule to be renovated, validated and implemented into production by December 31, 1998.

         Another area of concern mentioned by the FFIEC is the area of contingency planning where FirstMerit is considering alternative measures throughout the organization in event of a Year 2000 caused problem. At present, business areas are reviewing departmental Year 2000 risks to incorporate changes to their contingency plans.

         Plans will include "drop dead dates" which will act as a trigger for use of alternate vendors, suppliers, outside resources, etc., if necessary. Vendors for mission critical applications have been closely monitored throughout the project to identify any potential areas of concern.

         FirstMerit continues to work very hard to ensure Year 2000 does not affect our customers. The majority of Project Year 2000 remains on schedule to be completed during 1998, allowing 1999 for additional testing and follow-up. We do not anticipate any interruptions in normal business activities.

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

         The total remaining cost of the Year 2000 readiness project is estimated at $5.1 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years, and is not expected to have a material adverse effect on the Corporation's results of operations. As of June 30, 1998, the Corporation has incurred and expensed approximately $1.1 million related to the assessment of, and preliminary efforts in connection with, the Year 2000 readiness project and development of a remediation plan.

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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 8, 1998, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted all proposals stated in the Proxy Statement dated February 23, 1998. The proposals voted on and approved by the shareholders are as follows:

                  1. The election of five Class I directors, being:

                                       For                  Against      Abstain

          John R. Cochran           52,434,414                *          686,800
          Richard Collela           52,296,595                *          824,619
          Philip A. Lloyd, II       52,347,614                *          773,600
          Roger T. Read             52,335,586                *          785,628
          Richard N. Seaman         52,366,888                *          754,326


                  All other Class II and Class III directors continued in their positions.
                  * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.


                  2. Approval of the proposal to amend the Corporation's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 80 million to 160 million shares by a vote of 50,504,126 (82%) for, 2,022,816 (3%) against and 594,272 (1%)
         abstaining.

                  3. Approval of the proposal to amend the Corporation's Code of Regulations, as amended, to make the Ohio Control Share Acquisition Act inapplicable to the Corporation by a vote of 46,216,329 (75%) for, 1,684,317 (3%) against and 1,187,793 (2%) abstaining.


                  4. Approval of the proposal to amend the Employee Stock Purchase Plan to allow employees to deduct up to 10% of their compensation to purchase shares of the Corporation by a vote of 51,301,255 (83%) for, 1,117,515 (2%) against and 702,444 (1%)
         abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (A)      EXHIBITS

         3(a) Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3(a) to the Form 8-K filed by the registrant on April 9, 1998)

         3(b) Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

         4 Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

         27       Financial Data Schedule


         (B)      Form 8-K

                  On June 22, 1998, Firstmerit Corporation filed a Form 8-K to report the amendment of the FirstMerit Corporation Shareholders Rights Plan.

                  On May 22, 1998, FirstMerit Corporation filed a Form 8-K to report the completion of its acquisition of CoBancorp, Inc.

                  On April 9, 1998, FirstMerit Corporation filed a Form 8-K to report:
                           (a) The approval by the shareholders increasing the authorized Common Stock of FirstMerit from 80,000,000 to 160,000,000 shares and the amendment of FirstMerit's Amended and Restated Code of Regulations to add Article XI making the Ohio Control Share Act inapplicable to FirstMerit, and

                           (b) Announcing on April 5, 1998, Security First Corp., a Deleware corporation, and FirstMerit Corporation had entered into an Agreement of Affiliation and Plan of Merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   FIRSTMERIT CORPORATION



                                   By:/s/JACK R. GRAVO
                                      ---------------------------------------
                                      Jack R. Gravo, Executive Vice President
                                      Finance and Administration

Date: August 14, 1998