Form 10-Q/A
period 1998-06-30
FIRSTMERIT CORP
filed 1998-08-26
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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


                                                                                   (In thousands)
                                                                       -----------------------------------
                                                                       (Unaudited)             (Unaudited)
                                                                         June 30   December 31   June 30
                                                                       -----------------------------------
                                                                           1998        1997        1997
-------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                                                $   1,327,598   1,116,787   1,072,734
Federal funds sold                                                          10,600      33,100       3,590
    Commercial loans                                                     1,870,582   1,553,707   1,508,604
    Mortgage loans                                                         896,694     852,482     931,530
    Installment loans                                                    1,000,146     922,227     953,256
    Home equity loans                                                      280,670     250,513     230,274
    Bankcard loans                                                          92,672     103,041      89,426
    Tax-free loans                                                          10,161       8,947      12,908
    Leases                                                                 145,008     143,958     151,687

                                                                     -------------------------------------
Loans less unearned income                                               4,295,933   3,834,875   3,877,685
Less allowance for possible loan losses                                     65,749      53,774      50,893
                                                                     -------------------------------------

    Net loans                                                            4,230,184   3,781,101   3,826,792
                                                                     -------------------------------------

    Total earning assets                                                 5,568,382   4,930,988   4,903,116
Cash and due from banks                                                    216,443     166,742     203,276
Premises and equipment, net                                                118,120      99,765     100,320
Accrued interest receivable and other assets                               276,445     109,966     110,406
                                                                     -------------------------------------

                                                                     $   6,179,390   5,307,461   5,317,118
                                                                     =====================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                        $     889,032     769,187     747,964
  Demand-interest bearing                                                  545,864     470,601     448,137
  Savings                                                                1,485,925   1,278,933   1,285,563
  Certificates and other time deposits                                   1,958,061   1,736,490   1,721,152
                                                                     -------------------------------------

    Total deposits                                                       4,878,882   4,255,211   4,202,816
Securities sold under agreements to repurchase
  and other borrowings                                                     547,368     441,755     514,680
                                                                     -------------------------------------

    Total funds                                                          5,426,250   4,696,966   4,717,496
Accrued taxes, expenses, and other liabilities                             107,127      80,159      82,462
                                                                     -------------------------------------

    Total liabilities                                                    5,533,377   4,777,125   4,799,958
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                                   -           -           -
  Common stock, without par value:
    authorized 160,000,000 shares; issued 68,142,674
   68,127,314 and 67,941,344 shares, respectively                          110,197     110,069     109,752
  Treasury stock, 2,940,256, 6,159,845 and 5,675,024 shares,
     respectively                                                          (43,720)   (108,734)    (90,956)
  Capital Surplus                                                           25,919         -           -
  Net unrealized holding gains (losses)
   on available for sale securities                                          3,059       3,246      (2,143)
  Retained earnings                                                        550,558     525,755     500,507
                                                                     -------------------------------------

    Total shareholders' equity                                             646,013     530,336     517,160
                                                                     -------------------------------------

                                                                     $   6,179,390   5,307,461   5,317,118
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------

Year Ended December 31, 1997 and
Six Months Ended June 30, 1998


                                                               (In Thousands)
                                       ---------------------------------------------------------------------------
                                                                          Accumulated
                                                                             Other                      Total
                                        Common   Treasury    Capital     Comprehensive   Retained  Shareholders'
                                         Stock     Stock     Surplus        Income       Earnings      Equity
                                       -------- ---------- ------------ --------------- ---------- -------------

Balance at December 31, 1996           $107,343   (59,258)                     (2,217)    477,839      523,707
  Net Income                              -         -                         -            86,363       86,363
  Cash dividends ($0.61 per share)        -         -                         -           (38,447)     (38,447)
  Stock options exercised                 2,726     -                         -            -             2,726
  Treasury shares purchased               -       (49,476)                    -            -           (49,476)
  Market adjustment investment
    securities                            -         -                           5,463      -             5,463
                                       -------- ---------- ------------ --------------- ---------- -------------

Balance at December 31, 1997           $110,069  (108,734)                      3,246     525,755      530,336
                                       ======== ========== ============ =============== ========== =============
  Net Income                              -         -          -              -            46,110       46,110
  Cash dividends ($0.32 per share)        -         -          -              -           (21,307)     (21,307)
  Stock options exercised                   128     -          -              -            -               128
  Treasury shares purchased               -       (26,037)     -              -            -           (26,037)
  Treasury shares reissued -
  Acquisition                             -        89,286     25,919          -            -           115,205
  Treasury shares reissued                -         1,765      -              -            -             1,765
  Market adjustment investment
    securities                            -         -          -                 (187)     -              (187)
                                       -------- ---------- ------------ --------------- ---------- -------------

Balance at June 30, 1998 - Unaudited   $110,197   (43,720)    25,919            3,059     550,558      646,013
                                       ======== ========== ============ =============== ========== =============



See accompanying notes to consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

         2(a) Agreement of Affiliation and Plan of Merger dated August 10, 1998 by and between FirstMerit Corporation and Signal Corp (incorporated by reference from Exhibit 2(a) to the Form 8-K filed by the registrant on August 18, 1998)

         2(b) Signal Corp Stock Purchase Option dated August 11, 1998 (incorporated by reference from Exhibit 2(b) to the Form 8-K filed by the registrant on August 18, 1998)

         3(a) Amended and Restated Articles of Incorporation of FirstMerit Corporation (Incorporated by reference from Exhibit 3(a) to the Form 8-K filed by the registrant on April 9, 1998)

         3(b) Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

         4 Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

         27    Financial Data Schedule

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

               On April 9, 1998, FirstMerit Corporation filed a Form 8-K to report:

                    (a) The approval by the shareholders increasing the authorized Common Stock of FirstMerit from 80,000,000 to 160,000,000 shares and the amendment of FirstMerit's Amended and Restated Code of Regulations to add Article XI making the Ohio Control Share Act inapplicable to FirstMerit, and

                    (b) Announcing on April 5, 1998, Security First Corp., a Delaware corporation, and FirstMerit Corporation had entered into an Agreement of Affiliation and Plan of Merger.

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

Date: August 26, 1998