Form 10-Q
period 1998-09-30
FIRSTMERIT CORP /OH/
filed 1998-11-13
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1998

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                    OUTSTANDING SHARES OF COMMON STOCK, AS OF
                               SEPTEMBER 30, 1998
                                   66,614,903

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

           Consolidated Balance Sheets as of September 30, 1998, December 31, 1997 and September 30, 1997

           Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1998 and 1997

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1997 and for the nine months ended September 30, 1998

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

           Notes to Consolidated Financial Statements as of September 30, 1998, December 31, 1997, and September 30, 1997

           Management's Discussion and Analysis of Financial Conditions as of September 30, 1998, December 31, 1997 and September 30, 1997 and Results of Operations for the quarter and nine months ended September 30, 1998 and 1997 and for the year ended December 31, 1997.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------

                                                                             (In thousands)
                                                              -----------------------------------------------
                                                               (Unaudited)                       (Unaudited)
                                                              September 30       December 31     September 30
                                                              -----------------------------------------------

                                                                   1998             1997            1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                                          $  1,305,137       1,116,787       1,062,998
Trading assets                                                        2,636
Federal funds sold                                                   21,564          33,100          35,092

    Commercial loans                                              1,944,896       1,553,707       1,511,747
    Mortgage loans                                                  898,176         852,482         835,206
    Installment loans                                             1,031,550         922,227         948,301
    Home equity loans                                               285,666         250,513         241,780
    Bankcard loans                                                   93,872         103,041          92,715
    Tax-free loans                                                    8,738           8,947          12,334
    Leases                                                          149,577         143,958         147,301
                                                               --------------------------------------------

Loans less unearned income                                        4,412,475       3,834,875       3,789,384
Less allowance for possible loan losses                              65,151          53,774          52,400
                                                               --------------------------------------------

    Net loans                                                     4,347,324       3,781,101       3,736,984
                                                               --------------------------------------------

    Total earning assets                                          5,676,661       4,930,988       4,835,074
Cash and due from banks                                             196,785         166,742         188,773
Premises and equipment, net                                         109,474          99,765         100,108
Accrued interest receivable and other assets                        275,688         109,966         113,888
                                                               --------------------------------------------

                                                               $  6,258,608       5,307,461       5,237,843
                                                               ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                  $    848,853         769,187         736,020
  Demand-interest bearing                                           527,950         470,601         440,913
  Savings                                                         1,452,517       1,278,933       1,270,439
  Certificates and other time deposits                            1,989,423       1,736,490       1,739,215
                                                               --------------------------------------------

    Total deposits                                                4,818,743       4,255,211       4,186,587
Securities sold under agreements to repurchase
  and other borrowings                                              656,931         441,755         446,271
                                                               --------------------------------------------

    Total funds                                                   5,475,674       4,696,966       4,632,858
Accrued taxes, expenses, and other liabilities                       87,940          80,159          84,624
                                                               --------------------------------------------

    Total liabilities                                             5,563,614       4,777,125       4,717,482
Shareholders' equity:
  Series preferred stock, without par value:
    authorized and unissued 7,000,000 shares                           --              --              --
  Common stock, without par value:
    authorized 160,000,000 shares; issued 68,142,671
   68,127,314 and 67,989,020 shares, respectively                   110,197         110,069         109,937
  Capital surplus                                                    32,437            --              --
  Accumulated other comprehensive income                              9,312           3,246           1,459
  Retained earnings                                                 565,664         525,755         511,872
  Treasury stock, 1,527,768, 6,159,845 and 5,895,322 shares,
     respectively                                                   (22,616)       (108,734)       (102,907)
                                                               --------------------------------------------

    Total shareholders' equity                                      694,994         530,336         520,361
                                                               --------------------------------------------

                                                               $  6,258,608       5,307,461       5,237,843
                                                               ============================================

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
AVERAGE CONSOLIDATED BALANCE SHEETS
LATEST SIX QUARTERS
---------------------------------------

(Dollars in thousands)                                                (Unaudited)
                                      ------------------------------------   ------------------------------------

                                                      1998                                1997
                                      ------------------------------------   ------------------------------------

                                          3rd          2nd          1st         4th          3rd          2nd
-----------------------------------------------------------------------------------------------------------------
ASSETS
Investment securities                 $1,333,760    1,232,309    1,128,798    1,072,571    1,070,448    1,091,932
Federal funds sold                        33,420       10,524        3,479      136,589       18,417       17,686
Trading assets                               583

Commercial loans                       1,905,937    1,738,644    1,580,524    1,534,687    1,509,609    1,485,582
Mortgage loans                           904,884      847,178      849,138      850,065      892,428      934,125
Installment loans                      1,010,725      967,810      918,595      929,092      948,031      925,216
Home Equity loans                        282,734      253,849      249,277      246,329      236,532      219,711
Credit card loans                         94,074       93,169       96,613       94,244       88,954       87,108
Tax free loans                             9,575        9,306        8,798       10,430       12,593       13,891
Leases                                   144,667      144,309      141,999      144,661      147,722      152,745

                                      ------------------------------------   ------------------------------------
Loans less unearned income             4,352,596    4,054,265    3,844,944    3,809,508    3,835,869    3,818,378
Less allowance for possible
  loan losses                             66,398       59,933       55,428       52,910       51,530       50,471
                                      ------------------------------------   ------------------------------------

    Net loans                          4,286,198    3,994,332    3,789,516    3,756,598    3,784,339    3,767,907

Cash and due from banks                  213,150      195,902      173,618      180,071      178,440      179,243
Premises and equipment, net              117,839      107,975      100,268       99,659      100,495      100,487
Accrued interest receivable
  and other assets                       275,576      177,661      112,969      112,944      111,536      101,854
                                      ------------------------------------   ------------------------------------

Total Assets                          $6,260,526    5,718,703    5,308,648    5,358,432    5,263,675    5,259,109
                                      ====================================    ===================================


LIABILITIES
Deposits:
  Demand-non-interest bearing         $  885,338      821,827      745,761      756,838      741,827      738,417
  Demand-interest bearing                543,738      511,625      466,334      452,685      447,256      447,398
  Savings                              1,455,952    1,374,759    1,284,677    1,275,827    1,273,592    1,283,787
  Certificates and other time
    deposits                           1,989,215    1,822,837    1,731,546    1,733,328    1,728,686    1,696,932
                                      ------------------------------------   ------------------------------------

    Total deposits                     4,874,243    4,531,048    4,228,318    4,218,678    4,191,361    4,166,534
Securities sold under agreements to
  repurchase and other borrowings        621,551      524,924      456,187      502,553      466,525      495,178
                                      ------------------------------------   ------------------------------------

    Total funds                        5,495,794    5,055,972    4,684,505    4,721,231    4,657,886    4,661,712
Accrued taxes, expenses and
  other liabilities                      105,501       94,284       92,164      111,439       89,185       85,395
                                      ------------------------------------   ------------------------------------

    Total liabilities                  5,601,295    5,150,256    4,776,669    4,832,670    4,747,071    4,747,107
SHAREHOLDERS' EQUITY                     659,231      568,447      531,979      525,762      516,604      512,002
                                      ------------------------------------   ------------------------------------

Total Liabilities and Equity          $6,260,526    5,718,703    5,308,648    5,358,432    5,263,675    5,259,109
                                      ====================================    ===================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------

                                                                                        (Unaudited)
                                                                            (In thousands except per share data)
                                                                ---------------------------------------------------------

                                                                      Quarters Ended                Nine Months Ended
                                                                       September 30,                  September 30,

                                                                     1998          1997            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                    $     96,531         85,422        271,647        251,187
  Interest and dividends on securities:
    Taxable                                                           18,932         15,829         53,031         48,503
    Exempt from Federal income taxes                                   1,309          1,036          3,498          3,279
  Interest on Federal funds sold                                         339            223            643            318
                                                                ---------------------------   ---------------------------

      Total interest income                                          117,111        102,510        328,819        303,287
                                                                ---------------------------   ---------------------------

Interest expense:
  Interest on deposits:
    Demand-interest bearing                                            1,674          1,535          4,688          4,983
    Savings                                                            9,435          7,872         26,219         22,784
    Certificates and other time deposits                              26,589         23,460         73,872         67,795
  Interest on securities sold under agreements
    to repurchase and other borrowings                                 7,768          5,848         20,108         17,185
                                                                ---------------------------   ---------------------------

      Total interest expense                                          45,466         38,715        124,887        112,747
                                                                ---------------------------   ---------------------------

      Net interest income                                             71,645         63,795        203,932        190,540
Provision for possible loan losses                                     5,151          6,182         16,057         15,376
                                                                ---------------------------   ---------------------------

      Net interest income after provision
        for possible loan losses                                      66,494         57,613        187,875        175,164
                                                                ---------------------------   ---------------------------

Other income:
  Trust department income                                              3,968          3,290         11,534          9,689
  Service charges on depositors' accounts                              7,842          6,451         21,922         19,381
  Credit card fees                                                     5,464          3,836         14,265         10,429
  Service fees - other                                                 2,752          1,774          7,527          5,597
  Securities gains (losses)                                            1,788            885          5,111          1,825
  Gain on sales of loans, net                                          1,557          2,311          5,016          4,315
  Other operating income                                               3,828          3,992         12,031         10,697
                                                                ---------------------------   ---------------------------

      Total other income                                              27,199         22,539         77,406         61,933
                                                                ---------------------------   ---------------------------
                                                                      93,693         80,152        265,281        237,097
Other expenses:
  Salaries, wages, pension and employee benefits                      26,863         23,082         75,936         69,552
  Net occupancy expense                                                4,333          4,118         12,221         12,749
  Equipment expense                                                    3,788          2,854         10,437          9,568
  Other operating expense                                             21,615         18,266         62,978         51,777
                                                                ---------------------------   ---------------------------

      Total other expenses                                            56,599         48,320        161,572        143,646
                                                                ---------------------------   ---------------------------

      Income before Federal income taxes                              37,094         31,832        103,709         93,451
Federal income taxes                                                  11,519          9,819         32,024         29,886
                                                                ---------------------------   ---------------------------

      Net income                                                $     25,575         22,013         71,685         63,565
                                                                ===========================   ===========================

Other comprehensive income, net of tax
    Unrealized gain (losses) on available-
      for-sale securities                                              6,253          3,602          6,066          3,676
                                                                ---------------------------   ---------------------------

Comprehensive Income                                            $     31,828         25,615         77,751         67,241
                                                                ===========================   ===========================

Per share data based on average number of shares outstanding:

Net Income - basic                                              $       0.39           0.35           1.13           1.01
                                                                ===========================   ===========================

Net Income - diluted                                            $       0.39           0.35           1.12           1.00
                                                                ===========================   ===========================

    Dividends paid                                              $       0.16          0.145           0.48           0.45

Weighted-average shares outstanding - basic                       65,418,593     62,229,074     63,339,086     62,936,930

Weighted-average shares outstanding - diluted                     66,201,945     62,896,217     64,220,321     63,509,188


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------

Year Ended December 31, 1997 and
Nine Months Ended September 30, 1998




                                                                      (In Thousands)

                                               ---------------------------------------------------------------------------------


                                                                         Accumulated
                                                                            Other                                    Total
                                                Common        Capital   Comprehensive   Retained      Treasury     Shareholders'
                                                 Stock        Surplus      Income       Earnings        Stock        Equity
                                               ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 1996                   $  107,343         --         (2,217)      477,839       (59,258)      523,707
  Net Income                                         --           --           --          86,363          --          86,363
  Cash dividends ($0.61 per share)                   --           --           --         (38,447)         --         (38,447)
  Stock options exercised                           2,726         --           --            --            --           2,726
  Treasury shares purchased                          --           --           --            --         (49,476)      (49,476)
  Market adjustment investment securities            --           --          5,463          --            --           5,463
                                               ----------   ----------   ----------    ----------    ----------    ----------

Balance at December 31, 1997                   $  110,069            0        3,246       525,755      (108,734)      530,336
                                               ==========   ==========   ==========    ==========    ==========    ==========
  Net Income                                         --           --           --          71,685          --          71,685
  Cash dividends ($0.48 per share)                   --           --           --         (31,776)         --         (31,776)
  Stock options exercised                             128         --           --            --            --             128
  Treasury shares reissued - acquisition             --         25,919         --            --          89,286       115,205
  Treasury shares reissued - public offering         --          6,518         --            --          20,806        27,324
  Treasury shares reissued - stock options           --           --           --            --           2,564         2,564
  Treasury shares purchased                          --           --           --            --         (26,538)      (26,538)
  Market adjustment investment securities            --           --          6,066          --            --           6,066
                                               ----------   ----------   ----------    ----------    ----------    ----------

Balance at September 30, 1998 - Unaudited      $  110,197       32,437        9,312       565,664       (22,616)      694,994
                                               ==========   ==========   ==========    ==========    ==========    ==========



See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

(in thousands)
                                                          -------        ------
                                                           1998           1997
                                                          -------        ------
Operating Activities
--------------------
Net income                                                $71,685        63,565
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                              16,057        15,376
    Provision for depreciation and amortization             8,418         7,799
    Amortization of investment securities premiums, net     1,020         2,328
    Amortization of income for lease financing             (8,482)      (10,105)
    Gains on sales of investment securities, net           (5,111)       (1,825)
    Increase (decrease) deferred federal income taxes      (7,518)        9,624
    Increase in interest receivable                        (5,437)       (1,354)
    Increase in interest payable                            1,215           118
    Amortization of values ascribed to acquired
     intangibles                                            1,067         1,408
    Other increases                                      (150,486)      (22,802)
                                                         --------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (77,572)       64,132
                                                         --------      --------
Investing Activities
--------------------
Dispositions of investment securities:
  Available-for-sale -- sales                             516,832       199,931
  Available-for-sale -- maturities                        206,456       155,786
Purchases of investment securities available-for-sale    (900,899)     (226,032)
Net (increase) decrease in federal funds sold              11,536       (19,542)
Net increase in loans and leases, except sales           (573,798)     (181,244)
Sales of loans                                                  0        45,651
Purchases of premises and equipment                       (19,594)       (8,386)
Sales of premises and equipment                             1,467         2,618
                                                         --------      --------
NET CASH USED BY INVESTING ACTIVITIES                    (758,000)      (31,218)
                                                         --------      --------
Financing Activities
--------------------
Net increase (decrease) in demand, NOW and savings
  deposits                                                310,599      (111,861)
Net increase in time deposits                             252,933        93,573
Net increase in securities sold under repurchase
  agreements and other borrowings                         215,176        22,570
Cash dividends                                            (31,776)      (29,532)
Purchase of treasury shares                               (26,538)      (43,649)
Treasury shares reissued -- acquisition                   115,205            --
Treasury shares reissued                                   29,888            --
Proceeds from exercise of stock options                       128         2,594
                                                         --------      --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          865,615       (66,305)

Increase (decrease) in cash and cash equivalents           30,043       (33,391)
Cash and cash equivalents at beginning of year            166,742       222,164
                                                         --------      --------
Cash and cash equivalents at end of year                 $196,785       188,773
                                                         ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
==================================================

Cash paid during the year for:
  Interest, net of amounts capitalized                    $66,452        58,700
  Income taxes                                            $47,406        31,745
                                                         ========      ========


See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements September 30, 1998, December 31, 1997 and September 30, 1997

1. Organization - FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, and SF Development Corp.

2. Acquisitions - On May 22, 1998, the acquisition of CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $644 million was completed. The merger, accounted for as a purchase, provides the Corporation with the leading deposit market share in Lorain County and provides access into the growing Columbus, Ohio market. At the time of the merger the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.897 million shares of its common stock (valued at $29.375/share), paid $50.0 million in cash, and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $136.5 million that will be amortized primarily over 25 years.

         The following table provides pro forma results of the previously separate operations as well as the operations on a combined basis. For the nine months ended September 30, 1998, CoBancorp results are presented separately through May 21, 1998, but included in FirstMerit's results from the date of purchase through September 30, 1998. Pro forma combined shares were calculated using the exchange rate of 1.586 shares for every share of CoBancorp and assumed 70% of CoBancorp shareholders received common stock.

          The following pro forma information is not necessarily indicative of the results which actually would have been obtained if the merger had been consummated in the past or which may be obtained in the future.

  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
                                              FirstMerit                            Pro Forma         Pro Forma
                                              Corporation         CoBancorp        Adjustments         Combined
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Year ended December 31, 1997:
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Interest income                                   $407,825             48,141             1,415           457,381
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Net interest income                                255,456             29,054            -4,604           279,906
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Net income                                          86,363              5,524            -7,650            84,237
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Weighted average diluted shares                 63,537,328          3,497,150                          67,419,864
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Earnings per diluted share                           $1.36              $1.58                               $1.25
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------

  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Nine months ended September 30, 1998:
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Interest income                                   $328,819             18,634             1,061           348,514
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Net interest income                                203,932             11,380            -3,453           211,859
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Net income                                         $71,685              2,035            -5,738            67,982
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Weighted average diluted shares                 64,220,321          3,535,828                          68,145,797
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------
  Earnings per diluted share                           $1.12               0.58                               $0.98
  ---------------------------------------- ------------------ ------------------ ----------------- -----------------

         On August 10, 1998, the Corporation signed a definitive agreement to acquire Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio. Principal subsidiaries of Signal Corp include Signal Bank, N. A., Summit Bank, N. A., First Federal Savings Bank of New Castle (Pennsylvania), and Mobile Consultants, Inc. The merger will allow the Corporation to increase its market share in several key Northeast Ohio communities and marks the Corporation's entrance into Western Pennsylvania.

         Under the terms of the agreement, the fixed exchange ratio is 1.32 shares of FirstMerit common stock for each share of Signal and an exchange ratio of one share of FirstMerit preferred stock for each share of Signal preferred stock. Based on the Corporation's August 10, 1998 closing price of $28.19 per share, the transaction, which will be accounted for as a pooling of interests, is valued at $37.21 per share or $470 million. The merger has been approved by the Boards of Directors of both the Corporation and Signal and is subject to approval by the Corporation's and Signal's shareholders and regulatory authorities as well as customary conditions of closing.
The transaction is expected to close in the first quarter 1999.

         On September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First Merger as a pooling of interests for accounting purposes.

         On October 23, 1998, the Corporation completed the acquisition of Security First Corp., a $678 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First Corp. included Security Federal Savings & Loan Association of Cleveland and First Federal Savings Bank of Kent were merged with and into FirstMerit Bank, N. A.. Under terms of the merger agreement, Security First Corp. was merged with and into the Corporation. The transaction was structured as a tax-free exchange at a fixed exchange ratio of
0.8855 shares of FirstMerit common stock for each share of Security First Corp. At the time of the merger, the transaction was valued at $22.58 per share, for a total value of $199 million. The acquisition was accounted for as a pooling of interests.

         The following pro forma information is not necessarily indicative of the results which actually would have been obtained if the merger had been consummated in the past or which may be obtained in the future.

  ------------------------------------------ ---------------------------- ------------------ ------------------
                                                Pro Forma FirstMerit
                                                Corporation including                            Pro Forma
                                                      CoBancorp            Security First        Combined
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Year ended December 31, 1997:
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Interest income                                               $457,381             55,715            513,096
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Net interest income                                            279,906             26,149            306,055
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Net income                                                      84,237              9,311             93,548
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Weighted average diluted shares                             67,419,864          8,718,437         75,140,040
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Earnings per diluted share                                       $1.25               1.11               1.24
  ------------------------------------------ ---------------------------- ------------------ ------------------

  ------------------------------------------ ---------------------------- ------------------ ------------------
  Nine months ended September 30, 1998:
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Interest income                                                348,514             43,163            391,677
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Net interest income                                            211,859             20,765            232,624
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Net income                                                      67,982              7,820             75,802
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Weighted average diluted shares                             68,145,797          8,665,867         75,819,422
  ------------------------------------------ ---------------------------- ------------------ ------------------
  Earnings per diluted share                                       $0.98               0.92               1.00
  ------------------------------------------ ---------------------------- ------------------ ------------------


         The Corporation's previously announced stock repurchase programs have been suspended as of April 6, 1998.

3. Earnings per Share - The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented as follows:

                                            Income                      Shares
                                          (Numerator)                (Denominator)              Per Share Amount
  THREE MONTHS ENDED
  SEPTEMBER 30, 1998:
  Basic EPS:
    Net income                                     $25,575                  65,418,593                        $0.39
  Effect of dilutive stock
  options                                                                      783,352
  Diluted EPS:
    Net income plus assumed
  exercising of options
                                                   $25,575                  66,201,945                        $0.39

  NINE MONTHS ENDED
  SEPTEMBER 30, 1998:
  Basic EPS:
   Net income                                      $71,685                  63,339,086                        $1.13
  Effect of dilutive stock
  options                                                                      881,235
  Diluted EPS:
    Net income plus assumed
  exercising of options
                                                   $71,685                  64,220,321                        $1.12

  THREE MONTHS ENDED
  SEPTEMBER 30, 1997:
  Basic EPS:
    Net income                                     $22,013                  62,229,074                        $0.35
  Effect of dilutive stock
  options                                                                      667,143
  Diluted EPS:
    Net income plus assumed
  exercising of options
                                                   $22,013                  62,896,217                        $0.35

  NINE MONTHS ENDED
  SEPTEMBER 30, 1997:
  Basic EPS:
    Net income                                     $63,565                  62,936,930                        $1.01
  Effect of dilutive stock
  options                                                                      572,258
  Diluted EPS:
    Net income plus assumed
  exercising of
  options                                          $63,565                  63,509,188                        $1.00

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

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the September 30, 1998 and 1997 statements of condition and the results of operations for the quarters and nine-month periods ended September 30, 1998 and 1997.

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

                                                Three Months ended                                            Three Months ended
                                                    September 30,              Year ended December 31,         September 30,
                                                         1998                           1997                          1997
                                            -----------------------------  ----------------------------  ---------------------------

                                             Average              Average     Average           Average    Average           Average
                                             Balance    Interest    Rate      Balance  Interest  Rate      Balance   Interest  Rate
                                            -----------------------------  ----------------------------  ---------------------------
ASSETS
Investment securities                       $1,334,343    21,233    6.31%   1,095,505    71,126   6.49%   1,070,448   17,515   6.49%
Federal funds sold                              33,420       339    4.02%      41,636     2,250   5.40%      18,417      223   4.80%
Loans, net of unearned income                4,352,596    96,669    8.81%   3,789,231   337,661   8.91%   3,835,869   85,541   8.85%
  Less allowance for possible loan losses       66,398                         51,155                        51,530
                                            ----------  --------           ----------   -------          ----------  -------
    Net loans                                4,286,198    96,669    --      3,738,076   337,661   --      3,784,339   85,541   --
Cash and due from banks                        213,150      --      --        176,697      --     --        178,440     --     --
Other assets                                   393,415      --      --        201,871      --     --        212,031     --     --
                                            ----------  --------           ----------   -------          ----------  -------
  Total assets                              $6,260,526   118,241    --      5,253,785   411,037   --      5,263,675  103,279   --
                                            ==========  ========           ==========   =======          ==========  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                    $  885,338      --      --        733,394      --     --        741,827     --     --
  Demand-
    interest bearing                           543,738     1,674    1.22%     448,976     6,467   1.44%     447,256    1,535   1.36%
  Savings                                    1,455,952     9,435    2.57%   1,279,859    30,839   2.41%   1,273,592    7,872   2.45%
  Certificates and other time deposits       1,989,215    26,589    5.30%   1,701,886    91,406   5.37%   1,728,686   23,460   5.38%
                                            ----------  --------           ----------   -------          ----------  -------
    Total deposits                           4,874,243    37,698    3.07%   4,164,115   128,712   3.09%   4,191,361   32,867   3.11%
Federal funds purchased, securities sold
  under agreements to repurchase and           621,551     7,768    4.96%     477,454    23,657   4.95%     466,525    5,848   4.97%
  other borrowings
Other liabilities                              105,501      --                 92,598       --               89,185   --
Shareholders' equity                           659,231      --                519,618       --              516,604   --
                                            ----------  --------           ----------   -------          ----------  -------
  Total liabilities and shareholders'
  equity                                    $6,260,526    45,466    --      5,253,785   152,369   --      5,263,675   38,715   --
                                            ==========   =======           ==========   =======          ==========  =======
Total earning assets                        $5,720,359   118,241    8.20%   4,926,372   411,037   8.34%   4,924,734  103,279   8.32%
                                            ==========   =======           ==========   =======          ==========  =======
Total interest bearing liabilities          $4,610,456    45,466    3.91%   3,908,175   152,369   3.90%   3,916,059   38,715   3.92%
                                            ==========   =======           ==========   =======          ==========  =======
Net yield on earning assets                               72,775    5.05%               258,668   5.25%               64,564   5.20%
                                                         =======    =====               =======   =====              =======   =====
Interest rate spread                                                4.29%                         4.44%                        4.40%
                                                                    =====                         =====                        =====


*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's net income for the quarter ended September 30, 1998 was $25.6 million, a gain of 16.2 percent above third quarter 1997. Earnings per share on a diluted basis were $0.39, up 11.4 percent above prior year.

         For the third quarter, return on average equity (ROE) and return on average assets (ROA) were 15.4 percent and 1.62 percent, respectively. This compares to third quarter 1997 levels of 16.9 percent and 1.66 percent.

         For the nine-month period ended September 30, 1998, net income was $71.7 million, up 12.8 percent above prior year. On a diluted basis, earnings per share were $1.12, a gain of 12.0 percent above nine-month 1997 levels. ROE and ROA for the current nine-month period were 16.33 percent and 1.66 percent, respectively. The comparable ratios for the 1997 period were 16.35 percent and
1.63 percent.

         Net revenue on a fully tax-equivalent basis reached $98.2 million in the third quarter of 1998, compared with $86.2 million for the prior year period, a gain of 13.9 percent. Revenue growth was fueled by strong gains in both fee income and net interest income. For the nine-months year-to-date, net revenue was $278.8 million compared with $253.1 million the prior year, an increase of 10.2 percent.

         Net interest income on a fully tax-equivalent basis was $72.8 million for the third quarter of 1998, a gain of 12.7 percent above the level reported for the same 1997 period. Growth in average earning assets was 16.1 percent above third quarter 1997, reaching $5.7 billion. This growth more than offset a
2.9 percent, or 15 basis point, decline in net interest margin, from 5.20 percent in the third quarter of 1997 to 5.05 percent for the comparable 1998 period. Margins were lowered by falling interest rates that caused a larger decline in asset yields than in cost of funds. For the first nine months of 1998, net interest income rose 7.0 percent. For the same nine-month period, net interest margin was 5.17 percent compared to 5.27 percent in 1997.

         Excluding securities gains/losses from each quarter, non-interest income was $25.4 million compared to $21.7 million the prior year, an improvement of 17.4 percent. Major gains were reported for trust income, up 20.6 percent, credit card fees, up 42.4 percent, and other service fees, including ATM revenue, up 55.1 percent. For the nine-month period, non-interest income was up 20.3 percent above 1997 levels, accounting for 26.0 percent of net revenue compared to 23.0 percent of net revenue for the prior year period.

         Operating expenses were $56.6 million for the third quarter of 1998, an increase of 17.2 percent above the prior year level of $48.3 million. Of the $8.3 million increase, over 90 percent can be attributed to four categories: salaries and wages, up $3.3 million, or 18.4 percent, partially due to the development and implementation of certain teller initiatives; bankcard and loan processing costs, up $1.8 million, or 42.9 percent, consistent with fee income increases in those categories; equipment expense, up $0.9 million, or 32.7 percent, related to the CoBancorp integration; and amortization of intangibles, up $1.6 million, or 330 percent, reflecting the amortization of CoBancorp goodwill for the full quarter. For the first nine months of 1998, operating expenses were $161.6 million versus $143.6 million in 1997, an increase of 12.5 percent. The third quarter and nine-months year-to-date efficiency ratios were 55.6 percent and 56.6 percent, respectively, compared to 55.5 percent and 56.2 percent in 1997.

         Assets exceeded the $6.2 billion level at quarter end, with earning assets comprising 91.7 percent of the total. At period end, total loans, net of unearned interest, were $4.3 billion, a gain of 16.4 percent above 1997 quarter-end levels. On an average basis, total loans were $4.4 billion, 13.5 percent above 1997 third quarter average levels. Commercial loans grew 26 percent to account for 43.8 percent of the portfolio, up from 39.3 percent, reflecting the impact of CoBancorp's strong commercial lending focus. Because of FirstMerit's continued shift to commercial and consumer loans, as well as opportunities in the secondary market, mortgage loans grew only 1.4 percent, and now comprise 20.8 percent of the portfolio, down from 23.3 percent the prior year.

         At September 30, 1998, non-performing assets were $19.3 million, or
0.44 percent of total loans and other real estate compared to $11.7 million, or
0.31 percent, for the same quarter last year. The quarterly increase in other real estate resulted from CoBancorp branch closures. The loan loss allowance as a percent of non performing loans was 417.61 percent compared to 478.58 percent at September 30, 1997. The 1997 asset quality results do not include CoBancorp totals.

         Total deposits grew 15.1 percent, ending the quarter at $4.8 billion. On an average basis, deposits were $4.9 billion for the third quarter, up 16.3 percent from year earlier levels. Improvement was recorded across-the-board.

         Total shareholders' equity grew $175 million, or 33.6 percent, from year earlier levels, reaching $695 million at third quarter end. The reduction in capital resulting from the $32.4 million of common shares repurchased during the last twelve months was more than offset by several items including: retained earnings of $53.8 million, net of cash dividends paid to shareholders; $115.2 million reduction in treasury shares in connection with the CoBancorp acquisition in the second quarter; and $27.3 million of additional capital from the secondary public offering in the third quarter in connection with the Security First acquisition. FirstMerit suspended its stock repurchase program on April 6, 1998 in connection with the Security First acquisition. At quarter end, there were 66.6 million shares outstanding compared with 62.1 million at the end of the prior year quarter.

         Diluted earnings per share for the third quarter were $0.39, an increase of 11.4% over last year's quarterly earnings of $0.35. For the nine months ended September 30, 1998, diluted earnings per share were $1.12, 12% higher than the $1.00 recorded for three quarters of 1997. The components of change in per share income for the quarters and nine months ended September 30, 1998 and 1997 are summarized in the following table:


 CHANGES IN EARNINGS PER SHARE
 -----------------------------

                                                        Three months ended           Nine months ended
                                                          September 30,                September 30,
                                                             1998/1997                    1998/1997
                                               ----------------------------------------------------------
 Diluted net income per share September 30,
 1997                                                                 $0.35                        $1.00

 Increases (decreases) due to:

 Net interest income - taxable equivalent                              0.12                         0.21
 Provision for possible loan losses                                    0.02                        -0.01
 Other income                                                          0.07                         0.24
 Other expenses                                                       -0.12                        -0.28
 Federal income taxes - taxable equivalent                            -0.03                        -0.03
 Change in share base                                                 -0.02                        -0.01
                                               ----------------------------------------------------------

 Net change in diluted net income per share                                                         0.12
                                                                       0.04
                                               ----------------------------------------------------------

 Diluted net income per share September 30,
 1998                                                                 $0.39                        $1.12
                                               ==========================================================

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

         Net interest income FTE for the quarter ended September 30, 1998 was $72.8 million compared to $64.6 million for the same period one year ago, an increase of $8.2 million. The 1998 results include the activity from the purchase acquisition of CoBancorp on May 22, 1998. The rise in net interest income occurred because higher interest income outpaced an increase in the interest paid on customer deposits and other bank borrowings.

         Higher interest income was a result of earning asset growth over the past twelve months. Specifically, an upsurge in loan and investment outstandings added $11.5 million and $4.2 million, respectively, to third quarter interest income when compared to the same 1997 period. The average loan yield for the 1998 third quarter was 8.81%, down 4 basis points from 8.85% earned for the same 1997 period. Lower earning asset yields resulted in $865 thousand of less interest income compared to the same prior year quarter.

         Similar to the situation with earning assets, the entire increase in interest expense was volume driven. Average balances in all customer deposit and wholesale borrowings increased over the 1997 third quarter. Higher certificate of deposit (CD) balances added $3.5 million of interest expense; increased savings/money market deposits and interest-bearing checking added $1.5 million; and borrowings on the wholesale market contributed $1.9 million more to quarter-to-quarter interest expense.

         The trends in interest income and expense noted for the quarters also existed for the year-to-date periods. That is, the increase in net interest income of $13.5 million was due to the rise in interest income ($25.6 million) being greater than the gain in interest expense ($12.1 million). Also, the increases in both interest income and interest expense were driven by volume as changes in asset and deposit rates had little effect.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                                Quarters ended                     Nine Months Ended
                                                 September 30,                        September 30,
                                                 1998 and 1997                        1998 and 1997
                                                 -------------                        -------------
                                               Increase (Decrease)                  Increase(Decrease)
                                            Interest Income/Expense              Interest Income/Expense
                                            -----------------------              -----------------------

                                        Volume      Yield Rate     Total       Volume     Yield Rate     Total
                                     ----------------------------------------------------------------------------
 INTEREST INCOME
 Investment Securities                     $4,199         -481       3,718        6,165      -1,298        4,867
 Loans                                     11,476         -348      11,128       20,523         -65       20,458
 Federal funds sold                           152          -36         116          376         -51          325
                                     ----------------------------------------------------------------------------
    Total interest income                 $15,827         -865      14,962       27,064      -1,414       25,650

 INTEREST EXPENSE
 Interest on deposits:
   Demand-interest bearing                   $297         -158         139          355        -650         -295
   Savings                                  1,182          381       1,563          614       2,821        3,435
   Certificates and other
      time deposits                         3,482         -353       3,129        6,475        -398        6,077
   Federal Funds Purchased,
    REPOs & other borrowings                1,937          -17       1,920        2,559         364        2,923
                                     ----------------------------------------------------------------------------
    Total interest expense                  6,898         -147       6,751       10,003       2,137       12,140
                                     ----------------------------------------------------------------------------

 Net interest income                       $8,929         -718       8,211       17,061      -3,551       13,510
                                     ============================================================================


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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                    Quarters Ended                    Nine Months Ended
                                                    September 30,                       September 30,
                                           ----------------------------------------------------------------------

                                                   1998             1997                1998             1997
                                           ---------------------------------  -----------------------------------
 Net interest income per
   financial statements                             $71,645          63,795             203,932          190,540
 Tax equivalent adjustment                            1,130             769               2,567            2,449
                                           ---------------------------------  -----------------------------------
 Net interest income - FTE                          $72,775          64,564             206,499          192,989
                                           =================================  ===================================

 Average earning assets                          $5,720,359       4,924,734           5,340,665        4,892,853
                                           =================================  ===================================

 Net interest margin                                  5.05%           5.20%               5.17%            5.27%
                                           ======================================================================


         Average loans outstanding for the quarter ended September 30, 1998 were $4.353 billion, up $516.7 million or 13.5%, from $3.836 billion for the same quarter last year. Outstanding loans of CoBancorp at the acquisition date of May 22, 1998 approximated $400 million. The most notable increases occurred in commercial loans, up $396.3 million or 26.3%; installment loans, up $62.7 million or 6.6%; home equity loans up $46.2 million or 19.5% and credit card outstandings up $5.1 million or 5.8%. Similarly, for three quarters of 1998, average loan outstandings totaled $4.091 billion, up $308.7 million or 8.2% from $3.783 billion for the prior year. Average outstanding loans for the quarter and nine-month periods equaled 76.1% and 76.6% of average earning assets, respectively.

         Average total deposits were $4.874 billion during the 1998 third quarter, up $682.9 million over the same period last year. Outstanding deposits of CoBancorp at the acquisition date were approximately $560 million. The mix of deposits and borrowed funds changed very little from third quarter 1997 to third quarter this year. Average CDs totaled $1.989 billion at September 30, 1998, up 15.1% from $1.729 billion at September 30, 1997. On a percentage basis, average CDs were 43% and 44% of total interest bearing funds at September 30, 1998 and 1997, respectively; average savings deposits, including money market accounts, were approximately 32% and 33% of interest bearing funds at September 30, 1998 and 1997, respectively; interest-bearing demand deposits made up 11% of total interest bearing funds at both September 30, 1998 and 1997; and wholesale borrowings made up approximately 13% of total interest-bearing deposits at September 30, 1998 and 12% at September 30, 1997. During both third quarter periods, interest bearing liabilities funded approximately 80% of average earning assets.

         In summary, including the effect of the CoBancorp acquisition, on a percentage basis, loan growth over the past year continues to occur mainly in higher yielding consumer and commercial credits resulting in a lower concentration of mortgage loan outstandings. Some of the decline in mortgage balances is also attributable to the Corporation's practice of securitizing and selling mortgage loans when favorable conditions exist. The funding mix feeding the loan growth, has remained constant between borrowing categories.



OTHER INCOME

         Other income for the quarter ended September 30, 1998 was $27.2 million, an increase of $4.7 million, or 21%, over the $22.5 million earned during the same period last year. Excluding securities sales, the increase in other income was $3.8 million, or 17%. The securities being sold are predominantly mortgage-backed securities where prepayments, in management's opinion, are occurring at a too rapid pace. As a result, the MBS' are sold for a gain and the proceeds are redeployed in commercial and non-mortgage consumer credits where prepayment rates are lower. For the nine-month period, other income totaled $77.4 million compared to $61.9 million a year ago. The results of CoBancorp from May 22, 1998 to August 31, 1998 contributed $1.3 million to total other income. Results from September 1, 1998 to September 30, 1998 for CoBancorp are intermingled with results of FirstMerit and are not tracked separately.

         Trust department income for the third quarter was $4.0 million, up $0.7 million from the $3.3 million earned one year ago. Service charges on depositors' accounts increased 21.6% to $7.8 million from $6.5 million for last year's second quarter. Credit card fees, including merchant services, increased 42.4% to $5.5 million for the quarter compared to $3.8 million for the three months ended September 30, 1997. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $1.8 million during the 1997 third quarter to $2.8 million for same 1998 period.

         In banking, other income (fee income) is an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

OTHER EXPENSES

         Other expenses were $56.6 million for the third quarter, an increase of $8.3 million, or 17.1%, over the $48.3 million recorded during the same quarter last year. Operating expenses incurred by CoBancorp from May 22, 1998 through August 31, 1998 are responsible for $6.5 million of the increase.

         The "lower-is-better" efficiency ratio for the quarter was 55.58% compared to 55.49% a year ago. For the three-quarter periods, the efficiency ratios were 56.59% and 56.20% for 1998 and 1997, respectively. The third quarter efficiency ratio indicates that it took 55.58 cents to make one dollar's profit.

         Excluding CoBancorp results from July 1, 1998 through August 31, 1998, salaries, wages, pension and employee benefits, the largest component of other expenses, increased 10% during the quarter to $25.4 million. For the nine-month period, excluding CoBancorp results from the acquisition date of May 22, 1998 through August 31, 1998, salaries, wages, pension and employee benefits rose 6% to $73.5 million. The Corporation's annual salary increases contributed significantly to the overall rise in personnel costs.

         Equipment expense for the quarter was $3.8 million compared to $2.9 million for the same 1997 quarter. The increase in equipment expense is due to operating leases on computer hardware and storage upgrades. Other operating expenses were $21.6 million including CoBancorp., up $3.3 million from third quarter last year. The largest increases were in processing fees, up $1.8 million and amortization of intangibles, up $1.6 million. Three quarters' results with CoBancorp produced other operating costs of $63.0 million versus $51.8 million last year. The largest increases in the year-to-date periods occurred in processing fees, up $5.6 million, professional services, up $2.1 million, telecommunication expenses up $0.8 million and amortization of intangibles, up $2.4 million.

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

The book value and market value of investment securities classified as available for sale are as follows:

                                                                 September 30, 1998
                                                                 ------------------
                                                                Gross            Gross
                                              Book           Unrealized        Unrealized          Market
                                              Value             Gains            Losses             Value
                                         ----------------  ----------------  ----------------  ----------------
 U.S. Treasury securities
   and U.S. Government  agency              $   630,490             7,599               601           637,488
   obligations
 Obligations of state and
   political subdivisions                       110,532             1,058                 1           111,589
 Mortgage-backed securities                     379,190             6,886                39           386,037
 Other securities                               170,594             1,511             2,082           170,023
                                         ----------------  ----------------  ----------------  ----------------
                                            $ 1,290,806            17,054             2,723         1,305,137
                                         ================  ================  ================  ================

                                                                               Book Value        Market Value
                                                                             ----------------  ----------------
 Due in one year or less                                                        $    83,636            84,042
 Due after one year through five
 years                                                                              240,657           244,419
 Due after five years through ten
 years                                                                              216,586           220,010
 Due after ten years                                                                749,927           756,666
                                                                             ----------------  ----------------
                                                                                $ 1,290,806         1,305,137
                                                                             ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 1998, by contractual maturity, are shown above. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1,011.2 million at September 30, 1998, $830.0 million at December 31, 1997 and $791.3 million at September 30, 1997.

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


LOANS

         Total loans outstanding at September 30, 1998 amounted to $4.413 billion compared to $3.835 billion at December 31, 1997 and $3.789 billion at September 30, 1997. The purchase of CoBancorp on May 22, 1998 added $391.1 million to total loans. Including CoBancorp loans outstandings, commercial loans were $1.945 billion, or 28.7% higher than last year's September 30 total; mortgage loans were $898.2 million, up 7.5%; and installment, home equity, bankcard, tax-free, and leases, (on a combined basis) were $1.569 billion, up 8.8%. Through securitization and sales of single-family mortgages and sales of pools of unsecuritized mortgage loans, the Corporation continues to change its loan mix from lower yielding mortgage loans to higher earning commercial and non-mortgage consumer credits.


ASSET QUALITY

         Total nonperforming assets (non-accrual loans, restructured loans, and other real estate) amounted to $19.3 million at September 30, 1998 or 0.44% of total outstanding loans and other real estate. At December 31, 1997, nonperforming assets totaled $13.6 million or 0.35% of outstanding loans and other real estate compared to $11.7 million or 0.31% of outstanding loans and other real estate at September 30, 1997. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

                                                                   (Dollars in thousands)

                                                   September 30,         December 31,          September 30,
                                                       1998                  1997                   1997
                                                 ------------------  ----------------------  -------------------
 Impaired Loans:
      Non-accrual                                          $13,441                  11,185                6,753
      Restructured                                              86                      89                   90
 ---------------------------------------------------------------------------------------------------------------
         Total impaired loans                               13,527                  11,274                6,843
                                                 ------------------  ----------------------  -------------------
 Other Loans:
      Non-accrual                                            2,074                   1,434                4,106
      Restructured                                               0                       0                    0
 ---------------------------------------------------------------------------------------------------------------
         Total other nonperforming loans                     2,074                   1,434                4,106
 ---------------------------------------------------------------------------------------------------------------
         Total nonperforming loans                          15,601                  12,708               10,949
 ---------------------------------------------------------------------------------------------------------------
 Other real estate (ORE)                                     3,664                     908                  772
                                                 ------------------  ----------------------  -------------------
      Total nonperforming assets                            19,265                  13,616               11,721
 ===============================================================================================================
 Loans past due 90 days or more                            $14,258                  11,166                8,641
      accruing interest
 ===============================================================================================================
 Total nonperforming assets as a                             0.44%                   0.35%                0.31%
      percent of total loans and ORE
 ===============================================================================================================

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

                                            Nine months ended           Year ended          Nine months ended
 Dollars in thousands                         September 30,            December 31,           September 30,
                                                   1998                    1997                    1997
                                           ---------------------  -----------------------  ---------------------
 Allowance -  beginning of period                       $53,774                   49,336                 49,336
 Add: allowance from CoBancorp purchase                   8,215

 Loans charged off:
   Commercial, financial, agricultural                    3,431                    1,618                  1,274
   Installment to individuals                            16,429                   23,779                 17,747
   Real estate                                              827                      574                    444
   Lease financing                                          940                    1,290                    795
 Total charge-offs                                       21,627                   27,261                 20,260
 Recoveries:
   Commercial, financial, agricultural                    1,172                    1,121                  1,033
   Installment to individuals                             6,481                    8,386                  6,418
   Real estate                                              735                      123                    157
   Lease financing                                          344                      476                    340
 Total recoveries                                         8,732                   10,106                  7,948

 Net charge-offs                                         12,895                   17,155                 12,312
 Provision for possible loan losses                      16,057                   21,593                 15,376
                                           ---------------------  -----------------------  ---------------------
 Allowance -  end of period                             $65,151                   53,774                 52,400
                                           =====================  =======================  =====================

 Annualized net charge offs as
 a percent of average loans                               0.42%                    0.45%                  0.44%

 Allowance for possible loan losses:

 As a % of loans outstanding at end of
     period                                               1.48%                    1.40%                  1.38%
 As a multiple of annualized net
     charge offs                                          3.78X                    3.13X                  3.18X

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

                                                                (Dollars in Thousands)
                                                             Three months and year ended
                                   --------------------------------------------------------------------------------
                                      September 30, 1998          December 31, 1997          September 30, 1997
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
 Demand Deposits -
   non-interest bearing                  $885,338     -              733,394     -              724,767     -

 Demand Deposits -
   interest bearing                       543,738     1.22%          448,976      1.44%         447,183      1.49%

 Savings Deposits                       1,455,952     2.57%        1,279,859      2.41%       1,281,763      2.38%

 Certificates and other
   time deposits                        1,989,215     5.30%        1,701,886      5.37%       1,691,288      5.36%
                                   ---------------             --------------             --------------
                                       $4,874,243     3.07%        4,164,115      3.09%       4,145,001      3.08%
                                   ===============             ==============             ==============



         The following table summarizes the certificates and other time deposits in amounts of $100,000 or more as of September 30, 1998 by time remaining until maturity.

 (Dollars in Thousands)                                     Amount
 Maturing in:
 Under 3 months                                                $303,753
 3 to 12 months                                                 147,973
 Over 12 months                                                  40,103
                                                       -----------------
                                                               $491,829
                                                       =================

CAPITAL RESOURCES

         Shareholders' equity at September 30, 1998 totaled $695.0 million compared to $530.3 million at December 31, 1997 and $520.4 million at September 30, 1997. The significant increase from last year periods was primarily due to the second quarter 1998 acquisition of CoBancorp, Inc.

The following table reflects the various measures of capital:

                                            As of                      As of                       As of
                                         September 30,              December 31,               September 30,
                                             1998                       1997                       1997
 (In thousands)
 Total equity                           $ 694,994   11.11%          530,336      9.99%          520,361      9.93%

 Common equity                            694,994   11.11%          530,336      9.99%          520,361      9.93%

 Tangible common equity (a)               685,682   10.96%          527,771      9.95%          517,551      9.88%

 Tier 1 capital (b)                       533,879   10.25%          516,388     12.30%          508,247     11.53%

 Total risk-based capital (c)             599,007   11.50%          568,886     13.55%          560,647     12.72%

 Leverage (d)                             533,879    8.74%          516,388      9.66%          508,247      9.68%

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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 1998 the Corporation's risk-based capital equaled 11.50% of risk adjusted assets, exceeding minimum guidelines.

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

         FirstMerit has based its plans on regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC considers five general phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with FirstMerit's status at September 30, 1998:

         Awareness: The Awareness phase defines the Year 2000 problem, gains executive level support and establishes an overall strategy. FirstMerit began working on the Year 2000 issue in 1996 with identification of major vendors and their compliance status. Significant progress has been made in the implementation of the strategy for Year 2000 compliance. Executive Management has been proactive in the management of the project and contracted with consultants to assist in performing the assessment and formulating a strategy. The awareness phase has expanded to include a widespread customer awareness program to help educate customers on the Year 2000 issue and allow monitoring of FirstMerit's progress.

         Assessment: The Assessment phase defines the size and complexity of the problem and the magnitude of the effort to address Year 2000 issues. FirstMerit completed the assessment phase for all mainframe and microcomputer systems during the first quarter of 1998. FirstMerit has 82 mainframe applications of which 30 are considered "mission critical." The majority of the applications are vendor packages. The "mission critical" applications are given priority and all 30 are on schedule to be Year 2000 ready by December 31, 1998 or earlier. Significant microcomputer software and hardware upgrades for Year 2000 compliance are substantially completed. The assessment of non-information systems such as security systems, elevators, etc. was completed during the second quarter 1998.

         Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. FirstMerit has completed the majority of the renovation for the in-house written code and the installation of vendor-supplied upgrades for the "mission critical" applications. Renovation and vendor software implementation is in process for the "non-mission critical" applications. Either renovation of in-house code or installation of Year 2000 compliant software is substantially complete for 26 of 30 mission critical applications. Of the remaining four applications, three are small in scope and the one was delayed until we received the Year 2000 compliant version of the vendor software. The renovation of the remaining mission critical applications as well as non-mission critical applications is still on target to be completed before year-end 1998.

         Validation: The Validation phase consists of significant testing. FirstMerit has started the extensive testing of both in-house and vendor written systems as well as the various connections to other systems (internal and external). Non-information systems such as vaults and security systems are also in the process of being tested. Testing guidelines have been issued to ensure consistency and completeness throughout the organization. Integrated testing is in process to ensure the applications will work together. Core systems such as Certificates of Deposit, Demand Deposit, Installment Loan and Savings have been tested with various different future dates and are Year 2000 compliant. Of the 30 mission critical applications, 21 have been successfully tested or are in the process of being tested, as are many of the non-mission critical systems.

         Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. FirstMerit has been placing systems, once renovated and validated, into production throughout 1998. The majority of the mainframe systems continue to be on schedule to be renovated, validated and implemented into production during 1998. Some of the non-mission critical applications will be tested and implemented by March 31, 1999.

         Another area of concern mentioned by the FFIEC is the area of contingency planning where alternative measures are enacted throughout the organization in event of a Year 2000 caused problem. Business areas have reviewed departmental Year 2000 risks and are incorporating changes to their contingency plans.

         "Drop dead dates" which have been developed will act as a trigger for use of alternate vendors, suppliers, outside resources, etc., if necessary. Vendors for mission critical applications have been closely monitored throughout the project to identify any potential areas of concern.

         Offsite Integrated Testing - During the weekend of October 10 - 11, 1998, the Corporation performed an offsite Year 2000 test at our "hotsite" location. This integrated test provided the opportunity to verify various mission critical pieces of operating software as well as twelve mission critical business applications. Year 2000 aged data was used in an integrated environment without affecting normal production activities (the reason for using the offsite location). The test was successful and all major objectives were met. Integrated testing will be performed during the fourth quarter 1998 and througout 1999 to ensure Year 2000 compliance.

         The Corporation continues to work very hard to ensure Year 2000 does not affect our customers. The majority of Project Year 2000 remains on schedule to be completed during 1998, allowing 1999 for additional testing and follow-up. We do not anticipate any interruptions in normal business activities.

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

         The total remaining cost of the Year 2000 readiness project is estimated at $3.6 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years, and is not expected to have a material adverse effect on the Corporation's results of operations. As of September 30, 1998, the Corporation has incurred and expensed approximately $2.1 million related to the assessment of, and preliminary efforts in connection with, the Year 2000 readiness project and development of a remediation plan.

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

PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

               2(a)        Agreement of Affiliation and Plan of Merger dated
                           August 10, 1998 by and between FirstMerit Corporation
                           and Signal Corp (incorporated by reference from
                           Exhibit 2(a) to the Form 8-K filed by the registrant
                           on August 18, 1998)
               2(b)        Signal Corp Stock Purchase Option dated August 11,
                           1998 (incorporated by reference from Exhibit 2(b) to
                           the Form 8-K filed by the registrant on August 18,
                           1998)
               3(a)        Amended and Restated Articles of Incorporation of
                           FirstMerit Corporation (Incorporated by reference
                           from Exhibit 3(a) to the Form 8-K filed by the
                           registrant on April 9, 1998)
               3(b)        Amended and Restated Code of Regulations of
                           FirstMerit Corporation (incorporated by reference
                           from Exhibit 3(b) to the Form 8-K filed by the
                           registrant on April 9, 1998)
               4(a)        Shareholders Rights Agreement dated October 21, 1993,
                           between FirstMerit Corporation and FirstMerit Bank,
                           N.A., as amended and restated May 20, 1998
                           (incorporated by reference from Exhibit 4 to the Form
                           8-A/A filed by the registrant on June 22, 1998)
               4(b)        Instrument of Assumption of Indenture between
                           FirstMerit Corporation and NBD Bank, as Trustee,
                           dated October 23, 1998 regarding FirstMerit
                           Corporation's 6 1/4% Convertible Subordinated
                           Debentures, due May 1, 2008
               10(a)       Employment Agreement dated October 23, 1998 for
                           Charles F. Valentine
               10(b)       SERP Agreement dated October 23, 1998 for Charles
                           F. Valentine
               10(c)       Employment Agreement dated October 23, 1998 for
                           Austin J. Mulhern
               10(d)       SERP Agreement dated October 23, 1998 for Austin J.
                           Mulhern
               10(e)       The Security First 1987 Stock Option and Incentive
                           Plan (incorporated by reference from  Exhibit  4.2 to
                           Form S-8 filed with the Securities and Exchange
                           Commission on October 26, 1998)
               10(f)       The Security First 1996 Stock Option and Incentive
                           Plan (incorporated by reference from Exhibit 4.3 to
                           Form S-8 filed with the Securities and Exchange
                           Commission on October 26, 1998)
               10(g)       The First Kent Financial Corporation 1994 Stock
                           Option Plan (incorporated by reference from Exhibit
                           4.4 to Form S-8 filed with the Securities and
                           Exchange Commission on October 26, 1998)
               21          Subsidiaries of FirstMerit Corporation
               27          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             FIRSTMERIT CORPORATION



                             By: /s/AUSTIN J. MULHERN
                                 ----------------------------------------
                                 Austin J. Mulhern, Senior Vice President
                                 and Chief Financial Officer





DATE:             November 13, 1998