Form 10-K
period 1998-12-31
FIRSTMERIT CORP /OH/
filed 1999-03-22
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

                      [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-10161

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1999: $1,909,214,509.

     Indicate the number of shares outstanding of registrant's common stock as of February 1, 1999: 74,110,408 Shares of Common Stock, without Par Value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 17, 1999, in Part III.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OF FIRSTMERIT

OVERVIEW

     Registrant, FirstMerit Corporation ("FirstMerit" or the "Corporation"), is a bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). FirstMerit's principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

     At December 31, 1998, FirstMerit Bank, N.A., one of the Corporation's principal subsidiaries ("FirstMerit Bank"), operated a network of 153 full service banking offices and 174 automated teller machines. Its offices span a total of 14 counties in Ohio, including Ashtabula, Cuyahoga, Delaware, Erie, Franklin, Geauga, Lake, Lorain, Madison, Medina, Portage, Stark, Summit and Wayne Counties. FirstMerit serves over 450,000 households and businesses in the 14th largest consolidated metropolitan statistical area ("MSA") in the country (which combines the primary MSAs for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit Bank has the leading market share in Summit, Medina, Stark and Lorain counties in Ohio.

     Signal Corp was merged with and into FirstMerit on February 12, 1999. Signal Corp was a bank holding company which had as its primary wholly-owned subsidiaries Signal Bank, N.A., a national bank, Summit Bank, N.A., a national bank, First Federal Savings Bank of New Castle, a federal savings bank and Mobile Consultants, Inc., a broker and servicer of manufactured housing finance contracts. Since that acquisition, FirstMerit Bank also has the leading market share in Wayne County, Ohio, and one of the three highest market share positions in 11 of the 22 counties in which it operates. See "Business -- Recent Transactions."

SUBSIDIARIES AND OPERATIONS

     Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio. FirstMerit's largest subsidiary is FirstMerit Bank into which FirstMerit has merged all of its subsidiary banks.

     FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into eight geographic areas which are designated as follows: FirstMerit Bank/Akron, FirstMerit Bank/Citizens (Canton), FirstMerit Bank/ Cleveland, FirstMerit Bank/Columbus, FirstMerit Bank/Elyria, FirstMerit Bank/Old Phoenix (Medina), FirstMerit Bank/Wayne County (Wooster) and FirstMerit Bank/Peoples (Mentor). Each of these regional operations is headed by a president and local community board. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit can therefore offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

     Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit cards, rental of safe deposit boxes, letters of credit, leasing, discount brokerage and credit life insurance. FirstMerit Bank also operates a trust department, which offers estate and trust services. The majority of its customers is comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

     FirstMerit's non-banking direct and indirect subsidiaries provide insurance sales services, credit life, credit accident and health insurance, securities brokerage services, equipment lease financing and other financial services.

     FirstMerit's principal direct operating subsidiaries other than FirstMerit Bank include FirstMerit Credit Life Insurance Company and FirstMerit Community Development Corporation. FirstMerit Credit Life Insurance Company was formed in 1985 to underwrite credit life and credit accident and health insurance in connection with the extension of credit to its customers. FirstMerit Community Development Corporation was organized in 1994 to further FirstMerit's efforts in identifying the credit needs of its lending communities and meeting the requirements of the Community Reinvestment Act ("CRA"). Congress enacted CRA to ensure that financial institutions meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can fulfill these requirements by nontraditional activities such as acquiring, rehabilitating or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business.

     FirstMerit Bank is the parent corporation of several wholly-owned Ohio corporations. In 1995, FirstMerit Mortgage Corporation ("FirstMerit Mortgage"), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company ("FirstMerit Leasing") and FirstMerit Securities, Inc. ("FirstMerit Securities") were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers discount brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

     FirstMerit Bank is also the parent corporation of Abell & Associates, Inc. ("Abell") a nationally-known life insurance and financial consulting firm acquired in May 1997, and FirstMerit Insurance Agency, Inc. Abell assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. The firm also does consulting work for law and accounting firms, as well as individual corporations, concentrating on funding for corporate liability issues. FirstMerit Insurance Agency, Inc. became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation in 1994 (at which time its life insurance license was inactive). FirstMerit Insurance Agency, Inc.'s license to sell life insurance products and annuities was reactivated in 1997.

     Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit's income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which financial institution subsidiaries can pay dividends or otherwise supply funds to FirstMerit.

RECENT TRANSACTIONS

     FirstMerit engages in discussions concerning possible acquisitions of other financial institutions and financial services companies on a regular basis. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit's strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. Consistent with this strategy, FirstMerit completed two strategic acquisitions in 1998 and one in early 1999.

     CoBancorp Acquisition. FirstMerit completed the acquisition of CoBancorp Inc., Elyria, Ohio, ("CoBancorp") the parent of PremierBank & Trust and Jefferson Savings Bank, on May 22, 1998 (the "CoBancorp Merger"). FirstMerit had entered into an Agreement of Affiliation and Plan of Merger with CoBancorp on November 2, 1997. Under the terms of the CoBancorp Merger, CoBancorp shareholders had a right to elect to exchange their common stock for either Common Stock of FirstMerit, cash, or a combination of Common Stock and cash, provided that no less than 30% nor more than 49% of the total transaction value could be paid in cash. The CoBancorp Merger was structured as a tax-free exchange for CoBancorp shareholders who received FirstMerit Common Stock, and was accounted for as a purchase transaction. At the effective time of the CoBancorp Merger, based upon the average closing price of FirstMerit's Common Stock of $29.375 per share over a specified period, the value of the transaction on such date was approximately $174.1 million. In connection with the CoBancorp Merger, FirstMerit issued approximately 3.9 million shares of Common Stock, paid $50.0 million in cash (based upon the CoBancorp shareholder elections and allocations), and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $136.5 million that will be amortized primarily over 25 years.

     Security First Acquisition. On October 23, 1998, FirstMerit acquired Security First Corporation ("Security First") pursuant to an Agreement of Affiliation and Plan of Merger by and between Security First and FirstMerit. Security First was the parent company of Security Federal Savings and Loan Association of Cleveland and First Federal Savings Bank of Kent. Pursuant to the merger agreement, Security First merged with and into FirstMerit in a tax-free, stock-for-stock exchange (the "Security First Merger"). All shares of Security First common stock issued and outstanding immediately prior to the effective time of the Security First Merger were converted into the right to receive
0.8855 of a share of FirstMerit Common Stock. At the effective time of the Security First Merger, based upon the average closing price of FirstMerit's Common Stock of $22.58 per share over a specified period, the value of the transaction on such date was approximately $199.0 million. In connection with the Security First Merger, FirstMerit issued approximately 7.0 million shares of Common Stock. The transaction was accounted for as a pooling-of-interests.

     At the time FirstMerit announced the Security First Merger, FirstMerit also announced the termination of a previously initiated stock repurchase program. In order for the Security First Merger to be treated as a pooling-of-interest for accounting purposes, FirstMerit reissued approximately 1.38 million shares of FirstMerit Common Stock through an underwritten public offering which closed on September 14, 1998.

     Signal Corp Acquisition. On August 10, 1998, FirstMerit entered into an Agreement of Affiliation and Plan of Merger with Signal Corp ("Signal"), a bank holding company, which had as its primary wholly-owned subsidiaries Signal Bank, N.A., a national bank, Summit Bank, N.A., a national bank, First Federal Savings Bank of New Castle, a federal savings bank and Mobile Consultants, Inc., a broker and servicer of manufactured housing finance contracts. Pursuant to the merger agreement, Signal merged with and into FirstMerit in a tax-free, stock-for-stock exchange (the "Signal Merger"). All shares of Signal common stock issued and outstanding immediately prior to the effective time were converted into the right to receive 1.32 shares of FirstMerit Common Stock. FirstMerit issued approximately 16.8 million shares of Common Stock and approximately 214,000 Shares of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock, Series B, no par value ("FirstMerit Preferred Stock") in connection with the merger, and based on the closing price of the Common Stock on February 12, 1999 of $25.00 per share and the closing price of the FirstMerit Preferred Stock on February 4, 1999 (the last trade before the merger) of $71.00 per share, the value of the transaction on such date was approximately $436 million. The Signal Merger was accounted for as a pooling-of-interests.

     FirstMerit believes that these acquisitions have and will continue to further strengthen its competitive position in the northeastern and central Ohio markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses. FirstMerit continues to explore acquisition opportunities that would meet its objectives.

COMPETITION

     The financial services industry is highly competitive. FirstMerit and its subsidiaries (the "Subsidiaries") compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries' primary financial institution competitors include Bank One, National City Bank, KeyBank, Firstar Bank and Fifth Third Bank. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure has intensified due to interstate banking which became permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

REGULATION AND SUPERVISION

     FirstMerit is registered as a bank holding company under the BHCA. Bank holding companies are subject to regulation by the Federal Reserve. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary banks.

The BHCA requires the prior approval of the Federal Reserve in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already majority-owned by it, or to merge or consolidate with any other bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

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

     On September 29, 1994, President Clinton signed the Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). The Interstate Act generally permits nationwide interstate banking and branching commencing one year after enactment. After that time an "adequately capitalized" and "well managed" bank holding company may acquire a bank in any state, subject to certain concentration limitations. No banking organization may control more than ten percent of deposits nationwide or more than 30.0% of deposits in any one state. Individual states may waive the 30.0% limitation. As of June 1, 1997, interstate bank holding companies can consolidate banks they own in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized by the Interstate Act, but states may specifically authorize it. States may also limit the acquisition of newly-formed banks for a period of up to five years to restrict effective de novo branching. The Interstate Act requires CRA compliance by out-of-state branches and prohibits "deposit production offices" to ensure that local savings are not diverted to other states. Institutions must maintain a loan activity-to-deposit ratio within a host state at least equal to one-half of the average percentage for all banks in the host state, otherwise the institution's federal regulator may close the out-of-state branch and restrict the institution from opening new branches in that state. Certain state laws, such as those on intrastate branching, consumer protection and fair lending, will still apply to out-of-state banks or branches. FirstMerit management believes that the Interstate Act may continue to stimulate mergers in the banking industry.

     FirstMerit is also under the jurisdiction of the Securities and Exchange Commission (the "SEC") and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

SUMMARY RESULTS OF OPERATIONS

     As of year-end 1998, FirstMerit's consolidated total assets were $7.1 billion. Earnings for FirstMerit in 1998 were $97.5 million, or $1.34 per diluted share, compared with $95.7 million, or $1.35 per diluted share the year ended 1997. If merger-related expenses and conforming accounting adjustments of $12.8 million, after taxes, related to the Security First pooling-of-interests acquisition are excluded, 1998 earnings would have been $110.3 million, or $1.52 per diluted share. See note 2 to the consolidated financial statements for more information on merger-related costs and conforming accounting entries. Total cash dividends paid to shareholders for the entire year were $0.66, an increase of $0.05 per share over the previously stated annual payments of $0.61. All per share amounts reflect the two-for-one split that occurred September 29, 1997 for shareholders of record as of September 2, 1997. Additionally, all prior period data has been restated to reflect the Security First pooling-of-interests and 1998 data also includes the results of the CoBancorp purchase acquisition from May 22, 1998 through December 31, 1998. Because the unquantified CoBancorp results of approximately seven months are in 1998 totals only, almost all 1998 data is greater than prior years' figures.

     On a fully-tax equivalent basis, net interest income was $308.9 million, up 8.5% from last year. The net interest margin was 5.04% compared to 5.11% in 1997 as higher earning-asset volumes made up for the decrease in the net interest margin.

     Other income, less securities gains, was $412.7 million for the year, an increase of $44.5 million or 12% over the prior year figures. The largest gains in other income over one year ago were experienced in credit card fees, up 40%; other service fees, up 42%; and other operating income, up 25%. Excluding the merger-related costs associated with the Security First pooling-of-interests, other expenses were $232.9 million compared to $204.4 million in 1997. The thirteen percent increase in operating expenses, offset by growth in net revenue, kept the efficiency ratio at 55.0% for both 1998 and 1997.

     During 1998, the Corporation recorded a provision for loan losses of $28.4 million, including $7.3 million from a conforming accounting adjustment related to the loans of Security First. Last year's provision for loan losses totaled $21.9 million. In addition to the conforming adjustment, the provisions for both years address the continuing shift in FirstMerit's loan portfolio from residential mortgages into commercial and consumer loans, which historically have higher loss rates. Nonperforming assets were 0.33% of total loans and other real estate compared to 0.37% one year ago. The allowance for loan losses as a percentage of outstanding loans was 1.58% at year-end 1998 and 1.32% at year-end 1997.

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

FIRSTMERIT BANK

     The principal executive offices of FirstMerit Bank are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank is the principal tenant of the building occupying approximately one-half of a total of 215,000 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 79 of FirstMerit Bank's other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 73 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 FirstMerit Bank completed major renovations to its main office building. FirstMerit Bank renovated all space which it occupies in the building, as well as all public areas.

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

     The Trust and the Organizational & Development Departments of FirstMerit Bank are located in Main Place, a four-story office building located in downtown Akron. These departments occupy approximately 31,830 square feet of leased space in Main Place.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Shareholders on December 9, 1998, the Shareholders of FirstMerit voted (i) to adopt the Signal Merger Agreement, including the issuance of shares of FirstMerit Common Stock and FirstMerit Preferred Stock, contemplated thereby ("Proposal I"); and (ii) to set the number of directors at 21, increasing such number by three ("Proposal II"). Of the 52,133,880 votes cast in person at the meeting or by proxy, 50,326,251 were voted in favor Proposal I and 50,140,612 were voted in favor of Proposal II; 964,394 were voted against Proposal I and 1,453,235 were voted against Proposal II; 290,226 abstained with respect to Proposal I and 540,033 abstained with respect to Proposal II; and there were 553,009 broker non-votes with respect to Proposal I and no broker non-votes with respect to Proposal II.

                        EXECUTIVE OFFICERS OF REGISTRANT

     The following persons are the executive officers of FirstMerit as of December 31, 1998. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

                                    DATE APPOINTED
           NAME              AGE    TO FIRSTMERIT            POSITION AND BUSINESS EXPERIENCE
---------------------------  ---    --------------    -----------------------------------------------
Sid A. Bostic                56        02-01-98       President and Chief Operating Officer of
                                                      FirstMerit and of FirstMerit Bank since
                                                      February 1, 1998; previously Chairman,
                                                      President and Chief Executive Officer, Norwest
                                                      Bank Indiana, N.A., Fort Wayne, Indiana
John R. Cochran              56        03-01-95       Chairman and Chief Executive Officer of
                                                      FirstMerit and of FirstMerit Bank since
                                                      February 1, 1998; previously President and
                                                      Chief Executive Officer of FirstMerit and
                                                      FirstMerit Bank; previously President and Chief
                                                      Executive Officer of Norwest Bank Nebraska,
                                                      N.A.
John R. Macso                52        11-08-90       Executive Vice President of FirstMerit and
                                                      President, FirstMerit Bank Services Division
                                                      and Chief Technology Officer, since February 1,
                                                      1998; previously President and Chief Executive
                                                      Officer of FirstMerit Bank; previously
                                                      Executive Vice President of FirstMerit Bank
Robert P. Brecht             49        08-09-91       Executive Vice President of FirstMerit and of
                                                      FirstMerit Bank; previously Executive Vice
                                                      President of FirstMerit Bank since July 20,
                                                      1995; previously President and Chief Executive
                                                      Officer of Peoples Bank, N.A.
Jack R. Gravo                52        02-16-95       Executive Vice President of FirstMerit and
                                                      Chairman of FirstMerit Mortgage Corporation;
                                                      previously Executive Vice President and Chief
                                                      Financial Officer of FirstMerit and FirstMerit
                                                      Bank; previously President and Chief Executive
                                                      Officer of Citizens National Bank since
                                                      February 1, 1995; previously President of The
                                                      CIVISTA Corporation
Bruce M. Kephart             47        07-25-95       Executive Vice President of FirstMerit and
                                                      Regional President of FirstMerit Bank;
                                                      previously Vice President, Bank One, Cleveland,
                                                      N.A.
Austin J. Mulhern            57        10-23-98       Senior Vice President and Chief Financial
                                                      Officer of FirstMerit and FirstMerit Bank;
                                                      formerly President and Chief Operating Officer
                                                      of Security Federal Savings and Loan
                                                      Association of Cleveland
George P. Paidas             52        04-13-94       Executive Vice President of FirstMerit and
                                                      Regional President of FirstMerit Bank; formerly
                                                      President and Chief Executive Officer of The
                                                      Old Phoenix National Bank of Medina
Charles F. Valentine         59        10-23-98       Executive Vice President of FirstMerit and
                                                      President and Chief Executive Officer of
                                                      FirstMerit Bank Construction Financing
                                                      Division; formerly Chairman and Chief Executive
                                                      Officer of Security First Corp. and Security
                                                      Federal Savings and Loan Association
Gregory R. Bean              47        04-10-91       Senior Vice President of FirstMerit; Senior
                                                      Vice President and Senior Trust Officer of
                                                      FirstMerit Bank
Gary J. Elek                 47        02-11-88       Senior Vice President and Treasurer of
                                                      FirstMerit and Senior Vice President of
                                                      FirstMerit Bank
Terry E. Patton              50        04-10-85       Senior Vice President, Counsel and Secretary of
                                                      FirstMerit and FirstMerit Bank
William E. Stansifer         51        10-02-95       Senior Vice President of FirstMerit and
                                                      FirstMerit Bank; previously Senior Vice
                                                      President, Banking Credit Policy Office,
                                                      Norwest Corporation

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

                       STOCK PERFORMANCE AND DIVIDENDS(1)

                BIDS         PER SHARE
QUARTER     HIGH             DIVIDEND      BOOK
 ENDING    ------    LOW       RATE      VALUE(2)
03-31-97   $21.38    17.38     0.1450     $8.33
06-30-97    25.25    19.25     0.1450     8.40
09-30-97    27.00    22.63     0.1600     8.49
12-31-97    30.75    24.88     0.1600     8.67
03-31-98    34.38    25.88     0.1600     8.54
06-30-98    33.75    27.25     0.1600     9.91
09-30-98    31.00    21.38     0.1600     10.41
12-31-98    28.13    20.75     0.1800     10.38

(1) This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

(2) Based upon number of shares outstanding at the end of each quarter.

     On February 1, 1999 there were approximately 8,780 shareholders of record of FirstMerit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                SELECTED FINANCIAL DATA

                        FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED,
                                          ----------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                          ----------   ---------   ---------   ---------   ---------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Results of Operations
  Interest income.......................  $  503,097     463,540     460,923     460,220     410,428
  Conversion to fully-tax equivalent....       3,492       3,212       3,043       3,840       4,590
                                          ----------   ---------   ---------   ---------   ---------
  Interest income*......................     506,589     466,752     463,966     464,060     415,018
  Interest expense......................     197,651     181,935     186,336     203,541     158,304
                                          ----------   ---------   ---------   ---------   ---------
  Net interest income*..................     308,938     284,817     277,630     260,519     256,714
  Provision for possible loan losses....      28,383      21,903      18,074      20,140       5,206
  Other income..........................     110,480      85,336      84,194      70,216      72,074
  Other expenses........................     242,723     204,386     224,911     241,146     205,419
                                          ----------   ---------   ---------   ---------   ---------
  Income before federal income taxes*...     148,312     143,864     118,839      69,449     118,163
  Federal income taxes..................      47,342      44,978      38,446      34,284      35,524
  Fully-tax equivalent adjustment.......       3,492       3,212       3,043       3,840       4,590
                                          ----------   ---------   ---------   ---------   ---------
  Federal income taxes*.................      50,834      48,190      41,489      38,124      40,114
Income before extraordinary item........      97,478      95,674      77,350      31,325      78,049
Extraordinary item -- gain on
  disposition of assets after
  combination (net of tax effect).......          --          --          --       5,599          --
                                          ----------   ---------   ---------   ---------   ---------
Net income(a)...........................  $   97,478      95,674      77,350      36,924      78,049
                                          ==========   =========   =========   =========   =========

                                                                 YEARS ENDED,
                                          ----------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                          ----------   ---------   ---------   ---------   ---------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
  Per share:
     Income before extraordinary item...  $     1.37        1.38        1.08        0.43        1.10
     Extraordinary item (net of tax
       effect)..........................          --          --          --        0.08          --
                                          ----------   ---------   ---------   ---------   ---------
     Basic net income(a)................  $     1.37        1.38        1.08        0.51        1.10
                                          ==========   =========   =========   =========   =========
     Diluted net income(a)..............  $     1.34        1.35        1.06        0.50        1.09
                                          ==========   =========   =========   =========   =========
     Cash dividends.....................  $     0.66        0.61        0.55        0.51        0.49
  Dividend payout ratio.................       48.14%      44.25%      51.05%     119.27%      44.40%
Average Ratios
  Return on total assets(a).............        1.47%       1.61%       1.27%       0.60%       1.33%
  Return on shareholders' equity(a).....       14.26%      16.44%      13.23%       6.36%      13.92%
  Shareholders' equity to total
     assets.............................       10.35%       9.82%       9.62%       9.40%       9.55%
Balance Sheet Data
  Total assets (at year end)............  $7,127,148   5,992,943   5,862,741   6,143,748   6,230,324
  Daily averages:
     Total assets.......................  $6,609,659   5,925,238   6,075,967   6,180,666   5,873,559
     Earning assets.....................   6,130,813   5,577,001   5,721,386   5,792,121   5,510,376
     Deposits and other funds...........   5,822,864   5,241,547   5,412,169   5,525,646   5,256,946
     Shareholders' equity...............     683,809     582,029     584,469     580,725     560,821

---------------

*Fully-tax equivalent basis

(a) The 1998 net income, the provision for possible loan losses, other expenses, and the profitability ratios shown include merger-related expenses associated with the Security First pooling-of-interests acquisition of $12.8 million after taxes. These same results, restated to exclude the merger-related expenses, can be found in the "Earnings Summary" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The results for 1996 include a one-time Savings Association Insurance Fund ("SAIF") assessment of $10.2 million before taxes or $6.7 million after taxes. In addition to the extraordinary gain shown in the table, results for 1995 include several one-time charges totaling $30.0 million before taxes. The charges related to the CIVISTA acquisition, overall reengineering costs to improve operating efficiencies and various other items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 1998, 1997, 1996

     The following commentary presents management's discussion and analysis of the Corporation's financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 1998, 1997 and 1996. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader's understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects management's insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation's operations and financial condition.

     All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

EARNINGS SUMMARY

     The Corporation's earnings totaled $110.3 million, or $1.52 per share, after merger-related expenses of $12.8 million, compared to $95.7 million, or $1.35 per share, for 1997. Reported net income for 1998, including the merger-related costs, was $97.5 million, or $1.34 per share. These results reflect the restatement of both years' financial information to account for the acquisition of Security First on a pooling-of-interests basis. Additionally, 1998 results include the earnings of CoBancorp, which was accounted for as a purchase transaction, from the merger date of May 23, 1998. Because results of CoBancorp are included in 1998 totals for approximately seven months, all individual categories discussed throughout the Annual Report will have unquantifiable increases over 1997 due solely to the acquisition.

     Excluding the merger-related costs, returns on average equity ("ROE") and average assets ("ROA") were 16.13% and 1.67% compared to 16.44% and 1.61% for the prior year. ROE and ROA based on 1998 reported net income of $97.5 million were 14.26% and 1.47%, respectively.

     Net interest income on a fully tax-equivalent basis reached $308.9 million for the year compared to $284.8 million for 1997, an increase of 8.5%. The increase occurred because of earning asset volume gains of 9.9%. The net interest margin declined from 5.11% in 1997 to 5.04% for 1998, due mainly to a lower interest rate environment.

     Adjusted net revenue for 1998 of $412.7 million represents a 12.1% increase from its year earlier level of $368.2 million. Adjusted net revenue is defined as net interest income on a tax-equivalent basis added to other income, less securities gains. The growth in other income and earning assets more than offset the compression in the net interest margin. Excluding gains from the sale of securities, other income was $103.8 million, or 24.5% higher than the $83.4 million reported for 1997. Other income now accounts for 25.2% of 1998 net revenue compared with 22.7% a year ago. Fee improvement was evident across-the-board as follows: trust fees, up $2.7 million, or 20.3%; credit card fees, up $5.7 million, or 40%; service charges, up $3.5 million, or 12.7%; other service fees, up $3.1 million, or 41.5%, and other operating income, up $3.6 million, or 25.1%.

     Excluding the $9.8 million pre-tax charge related to the Security First merger, other expenses totaled $232.9 million for the year compared with $204.4 million for the prior year, an increase of 13.7%. Reported other expenses, when the merger costs are included, were $242.7 million. Most 1998 expense categories are consistent with the prior year performance when measured as a percentage of assets for each period. Amortization of intangibles resulting from the CoBancorp acquisition has risen sharply, from $2.0 million in 1997 to $6.0 million for 1998. After adjusting for merger-related expenses, the efficiency ratio was 55.0%, same as last year.

     The provision for loan losses of $28.4 million includes a merger-related increase of $7.3 million. Net charge-offs as a percentage of average outstanding loans totaled 0.35% for 1998 compared to 0.40% last year. At year-end 1998, the allowance as a percentage of outstanding loans stands at 1.58% compared to the 1997 reserve level of 1.32% of outstanding loans.

     The following table summarizes the changes in earnings per share for 1998 and 1997.

                                                       CORE*    AS REPORTED
                                                       -----    -----------
                                                       1998/       1998/      1997/
                      (DOLLARS)                         1997       1997        1996
                      ---------                        -----       -----      -----
CHANGES IN EARNINGS PER SHARE
  Net income per diluted share for 1997 and 1996,
     respectively....................................  $ 1.35     $ 1.35      $ 1.06
  Increases (decreases) attributable to:
     Net interest income -- taxable equivalent.......    0.34       0.33        0.10
     Provision for possible loan losses..............    0.01      (0.09)      (0.05)
     Trust services..................................    0.04       0.04        0.02
     Service charges on deposit accounts.............    0.05       0.05        0.03
     Credit card fees................................    0.08       0.08        0.04
     Service fees -- other...........................    0.04       0.04        0.02
     Securities gains (losses), net..................    0.07       0.07        0.04
     Loan sales and servicing income.................    0.02       0.02        0.02
     Other operating income..........................    0.05       0.05       (0.15)
     Salaries and employee benefits..................   (0.16)     (0.18)       0.04
     Net occupancy expense...........................    0.02       0.01          --
     Equipment expense...............................   (0.04)     (0.04)         --
     Intangible amortization expense.................   (0.06)     (0.06)       0.02

                                                       CORE*    AS REPORTED
                                                       -----    -----------
                                                       1998/       1998/      1997/
                      (DOLLARS)                         1997       1997        1996
                      ---------                        -----       -----      -----
     SAIF charge.....................................                           0.14
     Other operating expenses, excluding SAIF........   (0.16)     (0.26)       0.08
     Federal income taxes -- taxable equivalent......   (0.10)     (0.04)      (0.09)
     Change in share base............................   (0.03)     (0.03)       0.03
                                                       ------     ------      ------
     Net change in net income........................    0.17      (0.01)       0.29
                                                       ------     ------      ------
     Net income per diluted share for 1998 core, 1998
       reported and 1997, respectively...............  $ 1.52     $ 1.34      $ 1.35
                                                       ======     ======      ======

---------------
*For Management Discussion and Analysis, the term "core" is defined as excluding merger-related expenses associated with the Security First pooling-of-interests acquisition. See Note 2 to the consolidated financial statements for further details.

SUPERCOMMUNITY BANKING RESULTS

     The Corporation's operations are managed along its major line of business, Supercommunity Banking. Note 15 to the consolidated financial statements provides performance data for this line of business as well as summary information by product and service group.

NET INTEREST INCOME

     Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent ("FTE") basis which restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

     Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

                                                                   1998
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                    ----------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Interest-bearing liabilities......................  $4,799,955      4.12%      197,758
Non-interest-bearing liabilities and equity.......   1,330,858      8.26%*     111,180
                                                    ----------                --------
                                                    $6,130,813                 308,938
                                                    ==========                ========
                                                                   1997
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                    ----------    --------    --------
Interest-bearing liabilities......................  $4,508,153      4.04%      182,129
Non-interest-bearing liabilities and equity.......   1,068,848      8.37%*     102,688
                                                    ----------                --------
                                                    $5,577,001                 284,817
                                                    ==========                ========
                                                                   1996
                                                    ----------------------------------
                                                     AVERAGE        NET
                                                     EARNING      INTEREST    INTEREST
                                                      ASSETS       SPREAD      INCOME
                                                    ----------    --------    --------
Interest-bearing liabilities......................  $4,667,067      3.99%      186,216
Non-interest-bearing liabilities and equity.......   1,054,319      8.11%*      91,414
                                                    ----------                --------
                                                    $5,721,386                 277,630
                                                    ==========                ========

---------------
* Yield on earning assets.

     Net interest income, on a fully-tax equivalent basis, increased $24.1 million, or 8.5%, to $308.9 million in 1998 compared to $284.8 million in 1997 and $277.6 million in 1996. The increase over 1997 occurred because the rise in interest income more than offset the increase in interest expense. Specifically, interest income rose $39.8 million while interest expense increased $15.7 million, or 8.6%.

     Interest income was higher than last year because average earning assets grew 9.9% or $553.8 million. The increase in average earning assets was attributable to the CoBancorp, "purchase" acquisition on May 22, 1998 and strong loan demand. Under "purchase" accounting rules, the results of the acquired company are included in current year totals from the date of the acquisition through the end of the year; related prior period totals do not contain the results of the acquired company. The average yield on earning assets decreased 11 basis points from 8.37% in 1997 to 8.26% during 1998. In summary, higher earning asset volumes outpaced the decline in earning asset rates resulting in higher interest income.

     Higher interest expense was again volume related as deposits and other borrowings were used to fund the earning asset growth. Similar to the asset scenario described in the preceding paragraph, the CoBancorp acquisition played a large part in the higher funding balances and resultant increase in interest expense. The cost of funds for the year as a percentage of average earning assets increased from 4.04% in 1997 to 4.12% this year.

     The following table illustrates the specific year-over-year impact to net interest income based on changes in the rate and volume components of the interest-earning assets and interest-bearing liabilities.

                    CHANGES IN NET INTEREST DIFFERENTIAL --
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

                                                            YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                  1998 AND 1997                 1997 AND 1996
                                            --------------------------    --------------------------
                                              INCREASE (DECREASE) IN        INCREASE (DECREASE) IN
                                             INTEREST INCOME/EXPENSE       INTEREST INCOME/EXPENSE
                                            --------------------------    --------------------------
                                                      YIELD/                        YIELD/
                                            VOLUME     RATE     TOTAL     VOLUME     RATE     TOTAL
                                            -------   ------   -------    -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME
Investment securities:
  Taxable.................................  $ 9,216   (1,698)    7,518    (12,778)   1,428   (11,350)
  Tax-exempt..............................      914     (221)      693    (1,120)      790      (330)
Loans.....................................   36,627   (3,777)   32,850     4,154     8,996    13,150
Federal funds sold........................   (1,239)      15    (1,224)    1,211       105     1,316
                                            -------   ------   -------    -------   ------   -------
Total interest income.....................  $45,518   (5,681)   39,837    (8,533)   11,319     2,786
                                            -------   ------   -------    -------   ------   -------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing.................  $  (313)  (1,902)   (2,215)      304    (1,386)   (1,082)
  Savings.................................      752    4,025     4,777    (2,336)    1,278    (1,058)
  Certificates and other time deposits
     (CDs)................................   10,717   (1,409)    9,308    (1,446)     (138)   (1,584)
Federal funds purchased, securities sold
  under agreements to repurchase and other
  borrowings..............................    4,660     (814)    3,846    (1,255)      577      (678)
                                            -------   ------   -------    -------   ------   -------
Total interest expense....................   15,816     (100)   15,716    (4,733)      331    (4,402)
                                            -------   ------   -------    -------   ------   -------
Net interest income.......................  $29,270   (5,149)   24,121    (3,800)   10,988     7,188
                                            =======   ======   =======    =======   ======   =======

---------------

Note: The variance created by a combination of rate and volume has been allocated entirely to the volume column.

     The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax equivalent adjustment.

     The net interest margin for 1998 was 5.04% compared to 5.11% in 1997 and 4.85% in 1996. The decline in the net interest margin compared to last year was mainly due to falling interest rates during the year (lower interest rate spread).

                                                   1998          1997         1996
                                                ----------    ----------    ---------
                                                       (DOLLARS IN THOUSANDS)
Net interest income...........................  $  305,446       281,605      274,587
Tax equivalent adjustment.....................       3,492         3,212        3,043
                                                ----------    ----------    ---------
Net interest income -- FTE....................  $  308,938    $  284,817      277,630
                                                ==========    ==========    =========
Average earning assets........................  $6,130,813     5,577,001    5,721,386
                                                ----------    ----------    ---------
Net interest margin...........................        5.04%         5.11%        4.85%
                                                ==========    ==========    =========

OTHER INCOME

     Excluding securities gains, other income totaled $103.7 million in 1998, an increase of $20.3 million or 24.4% over 1997, and $31.4 million over adjusted 1996 which also excludes prior gains of $13.7 million from the sale of branches and a former bank affiliate. Increases in all categories below occurred because of the 1998 CoBancorp purchase acquisition as well as continued company emphasis on improving other income (fee income).

                                                          1998        1997        1996
                                                        --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
Trust fees............................................  $ 16,147     13,442      12,182
Service charges on deposits...........................    31,257     27,717      25,892
Credit card fees......................................    20,064     14,355      11,415
Service fees -- other.................................    10,493      7,337       6,184
Mortgage sales and servicing..........................     7,814      6,009       4,863
Securities gains (losses).............................     6,764      1,957      (1,776)
Gains from branch/subsidiary sales....................       473         --      13,700
Other operating income................................    17,468     14,519      11,734
                                                        --------     ------      ------
                                                        $110,480     85,336      84,194
                                                        ========     ======      ======

     Trust fees increased $2.7 million or 20.1% to $16.1 million in 1998. Service charges on deposits rose $3.5 million or 12.8% compared to last year. Credit card fees increased $5.7 million in 1998 partially due to increased merchant activity and the CoBancorp acquisition. Other service fees rose $3.2 million, or 43.0% compared to last year; a major component of this category is ATM fees. Income from mortgage sales and servicing was up $1.8 million, these gains occur as the Corporation's mortgage company sells mortgage loans to the secondary market. Securities gains increased $4.8 million, or 245.6% as the Corporation sold several groups of mortgage-backed securities at gains. The sales of the mortgage-backed securities occurred as management saw the opportunity to take gains on sales, to reinvest the proceeds in higher yielding commercial and consumer credits, and to sell before further "run-off" of these loans occurred during a high refinancing period. Other operating income was up $2.9 million mainly because of the CoBancorp acquisition.

     Excluding gains from sales of securities, other income was $103.7 million and now represent 25.2% of net revenue compared to 22.7% last year. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus other income, less securities gains.

FEDERAL INCOME TAX

     Federal income tax expense totaled $47.3 million in 1998 compared to $45.0 million in 1997, and $38.4 in 1996. In 1998 the effective federal income tax rate for the Corporation equaled 32.7% compared to 32.0% in 1997 and 33.3% in 1996.

OTHER EXPENSES

     Adjusted other expenses, excluding merger-related costs, were $232.9 million in 1998 compared to $202.4 million in 1997 and $214.7 million in 1996, excluding the $10.2 million pre-tax SAIF assessment. Totals for 1998 include the results of CoBancorp, Inc. for a little over seven months. In accordance with purchase accounting rules; prior periods do not include CoBancorp results.

     OTHER EXPENSES

                                           REPORTED     CORE*
                                             1998       1998       1997       1996
                                           --------    -------    -------    -------
                                                    (DOLLARS IN THOUSANDS)
Salaries and wages.......................  $ 88,014     86,401     76,486     77,616
Pension and benefits.....................    22,661     22,585     21,014     22,628
                                           --------    -------    -------    -------
Salaries, wages, pension and benefits....   110,675    108,986     97,500    100,244
Net occupancy expense....................    17,872     17,180     18,561     19,275
Equipment expense........................    15,882     15,741     12,717     12,894
Taxes, other than federal income taxes...     7,890      7,890      7,168      7,298
Stationery, supplies and postage.........    10,789     10,774      9,529     11,166
Bankcard, loan processing, and other
  fees...................................    24,219     22,703     15,639     13,337
Advertising..............................     5,416      5,183      6,298      7,303
Professional services....................    11,683      7,233      5,420      4,834
Telephone................................     4,722      4,722      3,856      3,654
FDIC assessment, excluding SAIF in
  1996...................................     1,473      1,473      1,524      6,162
SAIF assessment..........................        --         --         --     10,200
Amortization of intangibles..............     6,002      6,002      1,973      3,255
Other operating expenses.................    26,100     25,053     24,201     25,289
                                           --------    -------    -------    -------
Total other expenses.....................  $242,723    232,940    204,386    224,911
                                           ========    =======    =======    =======

---------------
* Excludes merger-related costs associated with the Security First pooling-of-interests acquisition. The total pre-tax merger-related costs incurred were $17.2 million, of which $9.8 million affected Other Expenses as indicated in the table above. The remaining costs were an increase of $7.3 million to the Provision for Loan Losses and a $0.1 million decline in Other Income.

     Adjusted salaries, wages, pension and benefits totaled $109.0 million in 1998, an increase of $11.5 million or 11.8% from 1997 and 8.8% more than 1996. Increases over both periods are due to the CoBancorp purchase and employee annual merit increases.

     Adjusted bankcard, loan processing, and other fees increased $7.1 million to $22.7 million in 1998. The Corporation's efforts to improve the efficiency of CoBancorp, acquired on May 22, 1998, are still under way.

     Amortization of intangible expense during 1998 was $6.0 million, up $4.0 million from 1997 and $2.7 million from 1996. The 1998 increase was due to the CoBancorp acquisition. The decline in 1997 intangible amortization expense compared to 1996 occurred as 1996 branch sales, many in the fourth quarter, lessened goodwill and core deposit intangibles.

     Excluding the merger-related expenses, the efficiency ratio for 1998 was 54.98% compared to 54.97% last year. The "lower-is-better" efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue -- that is, during 1998, 54.98 cents was spent to generate $1 of net revenue.

INVESTMENT SECURITIES

     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities have been classified as available-for-sale.

     In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in a separate component of shareholders' equity. The adjustments to increase fair value at year-ends 1998 and 1997 were $6.3 million and $5.1 million, respectively.

     At year-end 1998, investment securities totaled $1,551.7 million compared with $1,136.6 million one year earlier, an increase of 36.5%. Investment securities totaled $1,221.6 million at the end of 1996.

     A summary of investment securities' carrying value is presented below as of year-ends 1998, 1997 and 1996. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

                    CARRYING VALUE OF INVESTMENT SECURITIES

                                                             DECEMBER 31,
                                                 ------------------------------------
                                                    1998         1997         1996
                                                 ----------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury and Government agency
  obligations..................................    $660,018      613,584      684,787
Obligations of states and political
  subdivisions.................................      98,058       81,611       93,587
Mortgage-backed securities.....................     537,120      341,957      327,800
Other securities...............................     256,531       99,409      115,435
                                                 ----------    ---------    ---------
                                                 $1,551,727    1,136,561    1,221,609
                                                 ==========    =========    =========

                                                           OVER ONE YEAR        OVER FIVE YEARS
                                   ONE YEAR OR LESS      THROUGH FIVE YEARS    THROUGH TEN YEARS       OVER TEN YEARS
                                  -------------------    ------------------    ------------------    ------------------
                                             WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                                             AVERAGE               AVERAGE               AVERAGE               AVERAGE
                                   AMOUNT     YIELDS     AMOUNT     YIELDS     AMOUNT     YIELDS     AMOUNT     YIELDS
                                  --------   --------    -------   --------    -------   --------    -------   --------
U.S. Treasury securities........  $ 47,332     5.84%     38,138      6.11%         --        --          --        --
U.S. Government agency
  obligations...................    29,999     5.87%     114,604     5.76%     163,189     5.94%     266,756     5.78%
Obligations of states and
  political subdivisions........    20,723     4.71%*    30,919      4.80%*    32,655      4.68%*    13,761      4.88%*
Mortgage-backed securities......     1,783     6.41%     13,563      6.84%     59,468      6.15%     462,306     6.54%
Other securities................     1,591     5.84%          5      5.50%     40,594      4.59%     214,341     6.53%
                                  --------     ----      -------     ----      -------     ----      -------     ----
                                  $101,428     5.63%     197,229     5.75%     295,906     5.66%     957,164     6.30%
                                  ========     ====      =======     ====      =======     ====      =======     ====
Percent of total................      6.54%               12.71%                19.07%                61.68%
                                  ========               =======               =======               =======

---------------

* Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1998.

     At year-end 1998, Collateralized Mortgage Obligations ("CMOs") totaled $348.8 million which represents approximately 22.5% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders' equity. CMOs which fail the Federal Financial Institution Examination Council's (FFIEC) high risk stress test total $6.5 million, or 1.9% of the total investment portfolio.

     The yield on the portfolio was 6.29% in 1998 compared to 6.49% in 1997 and 6.32% in 1996.

LOANS

     Total loans outstanding at year-end 1998 increased 11.9% compared to one year ago or $4,997.4 million compared to $4,467.5 million. A breakdown by category is presented below, along with a maturity summary of commercial, financial and agricultural loans.

                                                               YEAR-ENDS,
                                       ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                       ----------   ---------   ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural.......................  $1,176,904     883,114     755,023     591,435     469,188
Installments to individuals..........     914,573     871,242     853,882     813,412     818,791
Real estate..........................   2,753,906   2,569,213   2,460,799   2,665,771   2,616,559
Lease financing......................     152,013     143,955     159,237     179,951     158,737
                                       ----------   ---------   ---------   ---------   ---------
  Total loans........................   4,997,396   4,467,524   4,228,941   4,250,569   4,063,275
Less allowance for possible loan
  losses.............................      78,949      58,963      54,304      51,412      40,117
                                       ----------   ---------   ---------   ---------   ---------
     Net loans.......................  $4,918,447   4,408,561   4,174,637   4,199,157   4,023,158
                                       ==========   =========   =========   =========   =========

                                                                    YEAR-END 1998
                                                                COMMERCIAL, FINANCIAL
                                                                  AND AGRICULTURAL
                                                              -------------------------
Due in one year or less.....................................         $  708,504
Due after one year but within five years....................            259,444
Due after five years........................................            208,956
                                                                     ----------
     Total..................................................         $1,176,904
                                                                     ==========
Loans due after one year with interest at a predetermined
  fixed rate................................................            150,347
Loans due after one year with interest at a floating rate...            318,045
                                                                     ----------
     Total..................................................         $  468,392
                                                                     ==========

     Real estate loans at year-end 1998 totaled $2,753.9 million or 55.1% of total loans outstanding compared to 57.5% one year ago. Residential loans (1-4 family dwellings) totaled $1,151.0 million, home equity loans $307.5 million, construction loans $218.1 million and commercial real estate loans $1,077.3 million. The year-end real estate totals point out the shift in the composition of the Corporation's loan portfolio from residential real estate to higher yielding commercial and consumer loans.

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

     Consumer loans or loans to individuals increased 5.0% compared to last year and accounted for 18.3% of total loans compared to 19.5% in 1997.

     Commercial, financial, and agricultural loans increased 33.3% during 1998 and make-up 23.6% of total outstanding loans compared to 19.8% last year. Again, the increase in consumer and commercial loans is evidence of FirstMerit's shifting loan portfolio.

     Lease financing loans increased 5.6% during 1998. Auto leases totaled $63.2 million with equipment leasing totaling $84.9 million, and leveraged leases were $3.9 million at year-end 1998.

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

     The Corporation's Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts.

     The Corporation's objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

     The Corporation adopted Statement of Financial Accounting Standard No. 114,"Accounting by Creditors for Impairment of a Loan," and Statement No. 118, an amendment of Statement No. 114, "Accounting by Creditors for Impairment of a loan -- Income Recognition and Disclosures." These statements provide guidance for determining the allowance for loan loses related to impaired loans and illustrate the required financial statement disclosures for impaired loans. Impaired loans are loans for which current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market price, or the fair value of the loan collateral.

NON-PERFORMING ASSETS

     Non-performing assets consist of:

     - NON-ACCRUAL LOANS on which interest is no longer accrued because its collection is doubtful.

     - RESTRUCTURED LOANS on which, due to deterioration in the borrower's financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

     - OTHER REAL ESTATE ("ORE") acquired through foreclosure in satisfaction of a loan.

                                                                         YEARS ENDED,
                                                        -----------------------------------------------
                                                         1998       1997      1996      1995      1994
                                                        -------    ------    ------    ------    ------
                                                                    (DOLLARS IN THOUSANDS)
Impaired Loans:
  Non-accrual.........................................  $10,626    11,185     9,579     7,373    10,517
  Restructured........................................       85        89        92     1,548     2,026
                                                        -------    ------    ------    ------    ------
    Total impaired loans..............................   10,711    11,274     9,671     8,921    12,543
Other Loans:
  Non-accrual.........................................    2,388     4,341     2,430     5,924     6,158
  Restructured........................................       --        --        --        --        --
                                                        -------    ------    ------    ------    ------
    Total Other non-performing loans..................    2,388     4,341     2,430     5,924     6,158
                                                        -------    ------    ------    ------    ------
    Total non-performing loans........................   13,099    15,615    12,101    14,845    18,701
                                                        -------    ------    ------    ------    ------
Other real estate (ORE)...............................    3,551       909       123     1,098    10,634
    Total non-performing assets.......................   16,650    16,524    12,224    15,943    29,335
                                                        =======    ======    ======    ======    ======
Loans past due 90 days or more accruing interest......  $18,722    11,166     8,380     7,774     3,847
                                                        =======    ======    ======    ======    ======
Total non-performing assets as a percent of total
  loans & ORE.........................................     0.33%     0.37%     0.29%     0.37%     0.71%
                                                        =======    ======    ======    ======    ======

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

     Non-performing assets at year-end 1998 were $16.6 million, $16.5 million at year-end 1997 and $12.2 million at year-end 1996. As a percentage of total loans outstanding plus ORE, non-performing assets were

0.33% at year-end 1998 compared to 0.37% in 1997 and 0.29% in 1996. The average balances of impaired loans for the years ended 1998 and 1997 were $11.0 million and $10.5 million, respectively.

     For the year ended 1998, impaired assets earned $0.4 million in interest income. Had they not been impaired, they would have earned $1.1 million. For the same period, total non-performing loans earned $0.7 million in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $2.2 million.

     In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $31.3 million at year-end 1998. These loans are closely monitored for any further deterioration in the borrowers' financial condition and for the borrowers' ability to comply with terms of the loans.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation maintains what management believes is an adequate allowance for possible loan losses. The Corporation and the subsidiary bank regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, non-performing assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio.

     At year end the Corporation boosted its allowance for possible loan losses in response to the continuing shift of its portfolio out of residential mortgage loans and into commercial and consumer loans, which historically have exhibited higher loss rates. Management felt it was prudent to increase the allowance at year end to ensure its adequacy for changes that have occurred in the loan portfolio.

     At year-end 1998, the allowance was $79.0 million or 1.58% of loans outstanding compared to $59.0 million or 1.32% at year-end 1997 and $54.3 million or 1.28% at year-end 1996. The allowance equaled 602.71% of non-performing loans at year-end 1998 compared to 377.60% at year-end 1997. The allowance for possible loan losses related to impaired loans at year-ends 1998 and 1997 totaled $1.1 million for both periods.

     Net charge-offs were $16.6 million in 1998 compared to $17.2 million in 1997 and $15.2 million in 1996. As a percentage of average loans outstanding, net charge-offs equaled 0.35% in 1998, 0.39% in 1997 and 0.35% in 1996. Losses are charged against the allowance as soon as they are identified.

     A five-year summary of activity follows:

ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                             YEARS ENDED,
                                                 --------------------------------------------------------------------
                                                    1998          1997           1996           1995          1994
                                                 ----------    ----------    ------------    ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Allowance for possible loan losses at beginning
  of year......................................  $   58,963        54,304         51,412         40,117        39,003
Loans charged off:
  Commercial, financial and agricultural.......       3,672         1,618          2,665          3,145         1,479
  Installment to individuals...................      22,270        23,924         16,670          8,821         5,888
  Real estate..................................       1,353           574            224            883           720
  Lease financing..............................       1,259         1,290          1,315            319            20
  Decrease from sale of subsidiary.............          --                          389             --            --
                                                 ----------    ----------     ----------     ----------    ----------
    Total......................................      28,554        27,406         21,263         13,168         8,107
                                                 ----------    ----------     ----------     ----------    ----------
Recoveries:
  Commercial, financial and agricultural.......       1,874         1,121            450            569           719
  Installment to individuals...................       8,074         8,442          5,223          3,537         3,169
  Real estate..................................       1,463           123            202            129           106
  Lease financing..............................         531           476            206             88            21
                                                 ----------    ----------     ----------     ----------    ----------
    Total......................................      11,942        10,162          6,081          4,323         4,015
                                                 ----------    ----------     ----------     ----------    ----------
Net charge-offs................................      16,612        17,244         15,182          8,845         4,092
                                                 ----------    ----------     ----------     ----------    ----------
Increase resulting from acquisition of
  CoBancorp, Inc...............................       8,215            --             --             --            --
                                                 ----------    ----------     ----------     ----------    ----------
Provision for possible loan losses.............      28,383        21,903         18,074         20,140         5,206
                                                 ----------    ----------     ----------     ----------    ----------
Allowance for possible loan losses at end of
  year.........................................  $   78,949    $   58,963     $   54,304     $   51,412    $   40,117
                                                 ==========    ==========     ==========     ==========    ==========
Average loans outstanding......................  $4,807,182     4,391,053      4,343,189      4,271,977     3,760,347
                                                 ==========    ==========     ==========     ==========    ==========

                                                                             YEARS ENDED,
                                                 --------------------------------------------------------------------
                                                    1998          1997           1996           1995          1994
                                                 ----------    ----------    ------------    ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Ratio to average loans:
  Net charge-offs..............................        0.35%         0.39%          0.35%          0.21%         0.11%
  Provision for possible loan losses...........        0.59%         0.50%          0.42%          0.47%         0.14%
                                                 ==========    ==========     ==========     ==========    ==========
Loans outstanding at end of year...............  $4,997,396     4,467,524      4,228,941      4,250,569     4,150,896
                                                 ==========    ==========     ==========     ==========    ==========
Allowance for possible loan losses:
  As a percent of loans outstanding at end of
    year.......................................        1.58%         1.32%          1.28%          1.21%         0.97%
  As a multiple of net charge-offs.............        4.75          3.42           3.58           5.81          9.80
                                                 ==========    ==========     ==========     ==========    ==========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                               AS OF                   AS OF                   AS OF                   AS OF
                           YEAR END 1998           YEAR END 1997           YEAR END 1996           YEAR END 1995
                       ---------------------   ---------------------   ---------------------   ---------------------
                                    % OF                    % OF                    % OF                    % OF
                                  LOANS BY                LOANS BY                LOANS BY                LOANS BY
                                  CATEGORY                CATEGORY                CATEGORY                CATEGORY
                                  TO TOTAL                TO TOTAL                TO TOTAL                TO TOTAL
                                    LOANS                   LOANS                   LOANS                   LOANS
                       AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING   AMOUNT    OUTSTANDING
                       -------   -----------   -------   -----------   -------   -----------   -------   -----------
                                                           DOLLARS IN THOUSANDS
Commercial,
  financial, and
  agricultural.......  $36,146        24%      $26,306        20%       15,962        18%       14,570        14%
Loans secured by real
  estate.............   22,686        55%       16,030        58%       14,584        58%       21,190        63%
Installment..........   18,408        18%       15,318        20%       22,303        20%       14,360        19%
Lease financing......    1,709         3%        1,309         2%        1,455         4%        1,292         4%
                       -------       ---       -------       ---       -------       ---       -------       ---
                       $78,949       100%      $58,963       100%       54,304       100%       51,412       100%
                       =======       ===       =======       ===       =======       ===       =======       ===

                               AS OF
                           YEAR END 1994
                       ---------------------
                                    % OF
                                  LOANS BY
                                  CATEGORY
                                  TO TOTAL
                                    LOANS
                       AMOUNT    OUTSTANDING
                       -------   -----------
                       DOLLARS IN THOUSANDS
Commercial,
  financial, and
  agricultural.......    7,091        12%
Loans secured by real
  estate.............   19,032        64%
Installment..........   13,245        20%
Lease financing......      749         4%
                       -------       ---
                        40,117       100%
                       =======       ===

DEPOSITS

     Average deposits for 1998 totaled $5.1 billion, an increase of 10.5% and 7.2% compared to 1997 and 1996 levels, respectively. Most of the increase occurred because of the 1998 purchase acquisition of CoBancorp. Purchase accounting application includes balances of the acquired company in the year of acquisition but not in prior periods. The Corporation's success with its "free-checking" product also added to the increase in average non-interest bearing demand deposit (checking) accounts.

     Interest-bearing demand accounts declined during 1998 despite the inclusion of CoBancorp balances. Average savings and certificate of deposit ("CDs") accounts were up 2.1% and 9.8%, respectively, over last years' averages. Again, the CoBancorp acquisition accounted for a large portion, if not all, of the increases in savings and CDs. The average rate paid on interest-bearing demand deposits decreased 35 basis points to 1.12%; the average yield paid on savings accounts increased 30 basis points to 2.72% and the average yield paid on CDs declined 7 basis point from 5.44% in 1997 to 5.37% in 1998.

     Total demand deposits comprised 30.0% of average deposits in 1998 compared with 27.3% last year and 26.6% in 1996. Savings accounts, including the "Money Market" products, made up 26.6% of average deposits in 1998 versus 28.9% in 1997 and 30.4% in 1996. CDs accounted for 43.6% of average deposits in 1998, 43.9% in 1997 and 42.9% in 1996. The most notable shift occurred between savings and demand deposit (checking) accounts as checking balances provided more funds, on average, and savings accounts less.

     The average cost of deposits and other borrowings was up 8 basis points compared to one year ago, or 4.12% in 1998 compared to 4.04% last year.

                                                               YEARS ENDED
                                    ------------------------------------------------------------------
                                            1998                   1997                   1996
                                    --------------------    -------------------    -------------------
                                     AVERAGE     AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                                     BALANCE      RATE       BALANCE     RATE       BALANCE     RATE
                                    ----------   -------    ---------   -------    ---------   -------
                                                          (DOLLARS IN THOUSANDS)
Demand deposits -- non-interest
  bearing.........................  $1,022,909      --        733,394      --        745,102      --
Demand deposits -- interest
  bearing.........................     508,983    1.12%       536,983    1.58%       529,888    1.84%
Savings deposits..................   1,364,705    2.72%     1,337,115    2.59%     1,457,762    2.48%
Certificates and other time
  deposits........................   2,237,956    5.37%     2,038,315    5.30%     2,056,139    5.30%
                                    ----------              ---------              ---------
                                    $5,134,553              4,645,807              4,788,891
                                    ==========              =========              =========

     The following table summarizes the certificates and other time deposits in amounts of $0.1 million or more as of year-end 1998, by time remaining until maturity.

                                                               AMOUNT
                                                              --------
Maturing in:
  Under 3 months............................................  $397,679
  3 to 6 months.............................................    83,600
  6 to 12 months............................................    60,419
  Over 12 months............................................    51,600
                                                              --------
                                                              $593,298
                                                              ========

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

     At year-end 1998 the Corporation was in a moderate asset-sensitive position as illustrated in the following table:

                                                    31-60      61-90     91-180    181-365    OVER 1
                                     1-30 DAYS      DAYS        DAYS      DAYS      DAYS       YEAR        TOTAL
                                     ----------   ---------   --------   -------   -------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
Interest Earning Assets:
  Loans and leases.................  $1,264,741     139,925    147,020   406,994   699,476   2,339,240   4,997,396
  Investment securities............     212,009      47,814     83,643    57,073   138,207   1,012,981   1,551,727
  Federal funds sold...............      12,505                     --        --        --          --      12,505
                                     ----------   ---------   --------   -------   -------   ---------   ---------
Total Interest Earning Assets......  $1,489,255     187,739    230,663   464,067   837,683   3,352,221   6,561,628
                                     ----------   ---------   --------   -------   -------   ---------   ---------
Interest-Bearing Liabilities:
  Demand -- Interest bearing.......  $   32,183      32,183     38,620        --        --     540,673     643,659
  Savings..........................     108,766     108,766    124,304        --        --   1,211,959   1,553,795
  Certificates and other time
    deposits.......................     437,136     202,719    190,100   484,415   518,241     473,466   2,306,077
  Securities sold under agreement
    to repurchase and other
    borrowings.....................     613,153         390        483     4,282     3,951     185,174     807,433
                                     ----------   ---------   --------   -------   -------   ---------   ---------
Total Interest Bearing
  Liabilities......................  $1,191,238     344,058    353,507   488,697   522,192   2,411,272   5,310,964
Total GAP..........................  $  298,017    (156,319)  (122,844)  (24,630)  315,491     940,949   1,250,664
                                     ==========   =========   ========   =======   =======   =========   =========
Cumulative GAP.....................  $  298,017     141,698     18,854    (5,776)  309,715   1,250,664
                                     ==========   =========   ========   =======   =======   =========

MARKET RISK

     FirstMerit is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee of the FirstMerit Bank Board of Directors ("ALCO") oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the bank's operations. ALCO monitors FirstMerit Bank's interest rates and sets limits on allowable risk annually.

     Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. FirstMerit's market risk is composed primarily of interest rate risk. Interest rate risk on FirstMerit's balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity GAP mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of FirstMerit's retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for FirstMerit. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

     Interest rate risk is monitored using GAP analysis, earnings simulation and net present value estimations. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. GAP analysis measures the amount of repricing risk in the balance sheet at a point in time. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. ALCO also monitors the net present value of the balance sheet, which is the discounted present value of all asset and liability cash flows. Interest rate risk is quantified by changing the interest rates used for discounting cash flows and comparing the net present value to the original figure. At year-end, a 100 basis point increase in interest rates is estimated to reduce net present value by 5.1%. Should interest rates decrease by 100 basis points, net present value is estimated to increase by 1.9%.

     Presented below, as of December 31, 1998, is an analysis of the Corporation's interest rate risk for earnings simulation for instantaneous and sustained parallel shifts in the yield curve up and down 200 basis points.

                                                           NEXT 12 MONTHS
                                                         NET INTEREST INCOME
                                                         -------------------
                                                         $ CHANGE   % CHANGE
                                                         --------   --------
+200...................................................     3,500      1.06%
+100...................................................     2,716      0.82%
-100...................................................    (2,424)    (0.73%)
-200...................................................    (7,161)    (2.16%)

CAPITAL RESOURCES

     Shareholders' equity at year-end 1998 totaled $768.6 million compared to $595.0 million at December 31, 1997, an increase of 29.2%.

                                                1998               1997               1996
                                          ----------------    ---------------    ---------------
                                                              (IN THOUSANDS)
Total equity............................  $768,636   10.78%   595,015    9.93%   583,142    9.95%
Common equity...........................   768,636   10.78%   595,015    9.93%   583,142    9.95%
Tangible common equity (a)..............   622,324    8.91%   581,217    9.72%   576,344    9.84%
Tier 1 capital (b)......................   617,663   10.30%   577,510   12.22%   578,392   12.56%
Total risk-based capital (c)............   692,689   11.55%   636,473   13.47%   632,696   13.74%
Leverage (d)............................   617,663    8.98%   577,510    9.58%   578,392    9.51%

---------------
(a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b) Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d) Tier 1 capital; computed as a ratio to the latest quarter's average assets less goodwill.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") set capital guidelines for a financial institution to be considered "well-capitalized." These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At year-end 1998, the Corporation's risk-based capital equaled 11.57% of risk-adjusted assets, its Tier I capital ratio equaled 10.33% and its leverage ratio equaled 8.98%.

     The Corporation's Board of Directors declared a 2-for-1 split of the Corporation's common stock on September 29, 1997. The split was paid to shareholders of record as of September 2, 1997.

     During 1998, the Corporation's Directors increased the quarterly cash dividend, marking the seventeenth consecutive year of annual increases since the Corporation's formation in 1981. The cash dividend of $0.18 paid has an indicated annual rate of $0.72 per share. Over the past five years the dividend has increased at an annual rate of approximately 8.5%.

LIQUIDITY

     The Corporation's primary source of liquidity is its strong core deposit base, raised through its retail branch system, along with a strong capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

     The banking subsidiary maintains sufficient liquidity in the form of short-term marketable investments with a short-term maturity structure, along with cash flow from loan repayment. Asset growth is primarily funded by the growth of core deposits.

     Reliance on borrowed funds increased during the year as the investment portfolio grew slightly. During the year, the Corporation sold, for liquidity purposes, approximately $200 million of fixed and adjustable rate residential real estate loans. The loan sales improved liquidity while restructuring the balance sheet to higher yielding assets.

     The liquidity needs of the Corporation, primarily cash dividends and other corporate purposes, are met through cash, short-term investments and dividends from the banking subsidiary.

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

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 1998, the Corporation and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR STATEMENT

     Information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section above and within this report, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for FirstMerit services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; interest rate fluctuations; the ability of the Corporation to realize expected efficiencies from recent acquisitions and like items.

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

     Significant resources continue to be used to address the Year 2000 issue. Consulting and contract programming resources supplement internal staff and provide specialized expertise where necessary. FirstMerit is using newly acquired software tools and enhanced procedures to assist in code remediation, testing, and controlling the numerous software changes. Staff throughout the organization reviews testing results. Coordination with major business partners is also in process.

     The Corporation first contracted the services of an application development, outsourcing and integration services firm, to perform an enterprise wide business unit risk assessment of Year 2000 issues. By year-end 1997, the firm had completed the enterprise wide business unit risk assessment for the Corporation which included formal communications with all significant suppliers to determine the extent to which the Corporation is vulnerable to those third parties' failure to address their own Year 2000 issues.

     During 1998, the Corporation contracted with a different outside consulting firm to provide an independent assessment of the Corporation's Year 2000 efforts. Results were reported to the Corporation's Board of Directors in November 1998. Management and the Board of Directors agreed with the findings and overall view that the project is on track. The issues identified by the independent consultants were already in process of being addressed. Additionally, as a nationally chartered bank the Corporation's banking subsidiary falls under the regulatory guidelines published by the Federal Financial Institutions Examination Council ("FFIEC"). Periodic audits of the Corporation's Year 2000 activities are performed by the Office of the Comptroller of the Currency ("OCC") as well as the Federal Reserve Bank.

     The FFIEC considers five general Year 2000 phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with Corporation's status at December 31, 1998:

     Awareness: The Awareness phase defines the Year 2000 problem, gains executive level support and establishes an overall strategy. The Corporation began working on the Year 2000 issue in 1996 with identification of major vendors and their compliance status. Significant progress has been made in the implementation of the strategy for Year 2000 compliance. Executive Management has been proactive in the management of the project and contracted with consultants to assist in performing the assessment and formulating a strategy. The awareness phase has expanded to include a widespread customer awareness program to help educate customers of the Year 2000 issue and allow monitoring of FirstMerit's progress.

     Assessment: The Assessment phase defines the size and complexity of the problem and the magnitude of the effort to address Year 2000 issues. FirstMerit completed the assessment phase for all mainframe and microcomputer systems during the first quarter of 1998. FirstMerit has 82 mainframe applications of which 30 are considered "mission critical." The majority of the applications are vendor packages. Significant microcomputer software and hardware upgrades for Year 2000 compliance are substantially complete. The Assessment of non-information systems such as security systems, elevators, etc. was completed during the second quarter of 1998.

     Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. FirstMerit has completed 100% of the renovation for the in-house written code for the "mission critical" applications. Installation of vendor supplied upgrades for the other "mission critical" applications has occurred where the software was received timely. Late arriving vendor releases or re-releases of Year 2000 compliant software has resulted in our inability to complete three of the 30 "mission critical" applications until the first quarter of 1999.

     Renovation and vendor software implementation is also in process for the non-"mission critical" applications. FirstMerit is approximately 94% complete in having all of our lines of computer code renovated. The remaining applications are scheduled to be renovated during the first quarter 1999.

     Validation: The Validation phase consists of various types of testing and retesting. FirstMerit is deeply involved in extensive testing of both in-house and vendor written systems as well as the various connections to other systems (internal and external). Non-information system applications or functions such as vaults and security systems are also in the process of being tested. Testing guidelines have been issued to ensure consistency and completeness throughout the organization. Integrated testing is in process to ensure the applications work together. More than 60% of our lines of computer code were successfully tested with various future dates as part of a major integrated test over Columbus Day weekend in October 1998. Core systems were included such as Certificates of Deposit, Demand Deposit, Installment Loan and Savings. Of the 30 "mission critical" applications, 26 have been successfully tested or are in the process of being tested. Additionally, many other applications (non-mission critical) are currently in the testing process.

     Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. FirstMerit has been placing systems, once renovated and validated, into production throughout the project. As the non-mission critical applications are tested, they will be implemented into production during the first quarter of 1999.

     Another FFIEC area to be addressed is contingency planning. FirstMerit is considering alternative measures throughout the organization in event of a Year 2000-caused problem. Business areas have reviewed departmental Year 2000 risks and are incorporating changes to their contingency plans.

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

     The total cost of the Year 2000 readiness project (operating and capital) is estimated at $5.7 million and is being funded through operating cash flows, which will be expensed as incurred over the next two years, and is not expected to have a material adverse effect on the Corporation's results of operations. To date, the Corporation has expensed approximately $2.2 million and capitalized approximately $840,000 related to the Year 2000 project.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1998.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
  Investment securities (at market value)...................  $1,551,727    1,136,561
  Federal funds sold........................................      12,505       36,496
  Commercial loans..........................................   2,374,016    1,902,880
  Mortgage loans............................................     987,185    1,072,693
  Installment loans.........................................   1,070,324      960,186
  Home equity loans.........................................     306,358      275,819
  Credit card loans.........................................      99,541      103,041
  Tax-free loans............................................       7,961        8,947
  Leases....................................................     152,011      143,958
                                                              ----------   ----------
     Total earning assets...................................   6,561,628    5,640,581
                                                              ----------   ----------
  Allowance for possible loan losses........................     (78,949)     (58,963)
  Cash and due from banks...................................     245,950      176,745
  Premises and equipment, net...............................     118,540      108,299
  Accrued interest receivable and other assets..............     280,196      126,281
                                                              ----------   ----------
     Total assets...........................................  $7,127,365    5,992,943
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand-non-interest bearing............................  $  958,032      790,935
     Demand-interest bearing................................     643,659      516,061
     Savings................................................   1,553,795    1,360,306
     Certificates and other time deposits...................   2,306,077    2,096,066
                                                              ----------   ----------
     Total deposits.........................................   5,461,563    4,763,368
                                                              ----------   ----------
  Securities sold under agreements to repurchase and other
     borrowings.............................................     807,433      546,862
  Accrued taxes, expenses, and other liabilities............      89,733       87,698
                                                              ----------   ----------
     Total liabilities......................................   6,358,729    5,397,928
                                                              ----------   ----------
  Commitments and contingencies.............................          --           --
  Shareholders' equity:
     Preferred stock, without par value: authorized and
      unissued 7,000,000 shares.............................          --           --
     Common stock, without par value: authorized 160,000,000
      shares; issued 75,162,763 and 74,895,516 shares,
      respectively..........................................     110,276      110,145
  Capital surplus...........................................      48,099       16,021
  Accumulated other comprehensive income....................       4,068        3,294
  Retained earnings.........................................     623,180      575,960
  Treasury stock, at cost, 1,154,071 and 6,238,055 shares,
     respectively...........................................     (16,987)    (110,405)
                                                              ----------   ----------
  Total shareholders' equity................................     768,636      595,015
                                                              ----------   ----------
  Total liabilities and shareholders' equity................  $7,127,365   $5,992,943
                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                           YEARS ENDED
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              ----------    ----------    ----------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income:
  Interest and fees on loans................................   $422,650       389,786       376,474
  Interest and dividends on investment securities:
    Taxable.................................................     74,359        67,158        78,511
    Exempt from federal income taxes........................      4,737         4,346         5,004
                                                               --------      --------      --------
                                                                 79,096        71,504        83,515
  Interest on federal funds sold............................      1,351         2,250           934
                                                               --------      --------      --------
    Total interest income...................................    503,097       463,540       460,923
                                                               --------      --------      --------
Interest expense:
  Interest on deposits:
    Demand-interest bearing.................................      5,688         8,485         9,758
    Savings.................................................     37,178        34,650        36,092
    Certificates and other time deposits....................    120,135       107,997       109,005
  Interest on securities sold under agreements to repurchase
    and other borrowings....................................     34,650        30,803        31,481
                                                               --------      --------      --------
    Total interest expense..................................    197,651       181,935       186,336
                                                               --------      --------      --------
    Net interest income.....................................    305,446       281,605       274,587
Provision for possible loan losses..........................     28,383        21,903        18,074
                                                               --------      --------      --------
    Net interest income after provision for possible loan
      losses................................................    277,063       259,702       256,513
                                                               --------      --------      --------
Other income:
  Trust department..........................................     16,147        13,442        12,182
  Service charges on deposits...............................     31,257        27,717        25,892
  Credit card fees..........................................     20,064        14,355        11,415
  Service fees -- other.....................................     10,493         7,337         6,184
  Investment securities gains (losses), net.................      6,764         1,957        (1,776)
  Loan sales and servicing..................................      7,814         6,009         4,863
  Other operating income....................................     17,941        14,519        25,434
                                                               --------      --------      --------
    Total other income......................................    110,480        85,336        84,194
                                                               --------      --------      --------
Other expenses:
  Salaries, wages, pension and employee benefits............    110,675        97,500       100,244
  Net occupancy expense.....................................     17,872        18,561        19,275
  Equipment expense.........................................     15,882        12,717        12,894
  Intangible amortization expense...........................      6,002         1,973         3,255
  Other operating expenses..................................     92,292        73,635        89,243
                                                               --------      --------      --------
    Total other expenses....................................    242,723       204,386       224,911
                                                               --------      --------      --------
    Income before federal income taxes......................    144,820       140,652       115,796
Federal income taxes........................................     47,342        44,978        38,446
                                                               --------      --------      --------
    Net income..............................................   $ 97,478        95,674        77,350
                                                               ========      ========      ========
Other comprehensive income, net of tax Unrealized gains
  (losses) on available-for-sale securities:
  Unrealized holding gains arising during period (net of tax
    expense of $2,589, $3,282 and $49, respectively)........      5,326         7,071            98
  Less: reclassification adjustment for gains realized in
    net income, net of tax expense (benefit) of $2,212, $619
    and ($588), respectively................................      4,552         1,336         1,188
                                                               --------      --------      --------
  Net unrealized gains, net of tax expense (benefit) of
    $377, $2,662 and ($539), respectively...................        774         5,735        (1,090)
                                                               --------      --------      --------
Comprehensive income, net of tax............................   $ 98,252       101,409        76,260
                                                               ========      ========      ========
Weighted average number of common shares
  outstanding -- basic......................................     71,095        69,405        71,799
                                                               ========      ========      ========
Weighted average number of common shares
  outstanding -- diluted....................................     72,703        71,258        73,168
                                                               ========      ========      ========
Per share data based on average number of shares
  outstanding:
Basic net income per share..................................   $   1.37          1.38          1.08
                                                               ========      ========      ========
Diluted net income per share................................   $   1.34          1.35          1.06
                                                               ========      ========      ========

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                       YEARS ENDED 1998, 1997 AND 1996
                                   ------------------------------------------------------------------------
                                                         ACCUMULATED
                                                            OTHER                                 TOTAL
                                    COMMON    CAPITAL   COMPREHENSIVE   RETAINED   TREASURY   SHAREHOLDERS'
                                    STOCK     SURPLUS      INCOME       EARNINGS    STOCK        EQUITY
                                   --------   -------   -------------   --------   --------   -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at year-end 1995.........  $103,935   14,453       (1,351)      483,188      (2,963)     597,262
  Net income.....................        --       --           --        77,350          --       77,350
  Cash dividends ($0.55 per
     share)......................        --       --           --       (36,376)         --      (36,376)
  Stock options
     exercised/debentures
     converted...................     3,483      462           --            --          --        3,945
  Treasury shares purchased......        --       --           --            --     (56,295)     (56,295)
  Net unrealized gains on
     securities..................        --       --       (1,090)           --          --       (1,090)
  Other..........................        --       --           --        (1,654)         --       (1,654)
                                   --------   ------       ------       -------    --------      -------
Balance at year-end 1996.........   107,418   14,915       (2,441)      522,508     (59,258)     583,142
  Net income.....................        --       --           --        95,674          --       95,674
  Cash dividends ($0.61 per
     share)......................        --       --           --       (38,447)         --      (38,447)
  Stock options
     exercised/debentures
     converted...................     2,727    1,106           --        (1,428)         --        2,405
  Treasury shares purchased......        --       --           --            --     (51,147)     (51,147)
  Net unrealized gains on
     securities..................        --       --        5,735            --          --        5,735
  Other..........................        --       --           --        (2,347)         --       (2,347)
                                   --------   ------       ------       -------    --------      -------
Balance at year-end 1997.........   110,145   16,021        3,294       575,960    (110,405)     595,015
  Net income.....................        --       --           --        97,478          --       97,478
  Cash dividends ($0.66 per
     share)......................        --       --           --       (45,887)         --      (45,887)
  Acquisition adjustment of
     fiscal year.................        --       --           --        (1,857)         --       (1,857)
  Stock options
     exercised/debentures
     converted...................       131     (359)          --        (2,607)      9,029        6,194
  Treasury shares purchased......        --       --           --            --     (25,703)     (25,703)
  Treasury shares reissued --
     acquisition.................        --   25,919           --            --      89,286      115,205
  Treasury shares
     reissued -- public
     offering....................        --    6,518           --            --      20,806       27,324
  Net unrealized gains on
     securities..................        --       --          774            --          --          774
  Other..........................        --       --           --            93          --           93
                                   --------   ------       ------       -------    --------      -------
Balance at year-end 1998.........  $110,276   48,099        4,068       623,180     (16,987)     768,636
                                   ========   ======       ======       =======    ========      =======

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                          YEARS ENDED,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------    ---------    ---------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
  Net income................................................  $    97,478       95,674       77,350
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................       28,383       21,903       18,074
    Provision for depreciation and amortization.............       12,087       11,334       10,902
    Amortization of investment securities premiums, net.....        1,413        2,908        5,031
    Amortization of income for lease financing..............      (11,360)     (13,436)     (12,656)
    (Gains) losses on sales of investment securities, net...       (6,764)      (1,957)       1,776
    Gain on sale of affiliate branches......................           --           --      (13,210)
    Deferred federal income taxes...........................       (7,046)      (5,863)      15,787
    (Increase) decrease in interest receivable..............       (5,051)         504        2,091
    Increase in interest payable............................        1,451        1,395          768
    Amortization of values ascribed to acquired
      intangibles...........................................        6,002        1,972        3,255
    Other decreases.........................................      (99,404)     (13,261)     (27,067)
                                                              -----------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................       17,189      101,173       82,101
                                                              -----------    ---------    ---------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale -- sales...............................      609,543      209,174      343,600
  Available-for-sale -- maturities..........................      343,852      252,545      306,579
Purchases of investment securities available-for-sale.......   (1,362,032)    (369,331)    (444,752)
  Net (increase) decrease in federal funds sold.............       23,991      (16,967)       2,639
  Net increase in loans and leases, except sales............     (526,909)    (304,851)     (88,065)
  Sales of loans............................................           --       61,995      106,484
  Purchases of premises and equipment.......................      (25,687)     (14,182)     (23,598)
  Sales of premises and equipment...........................        3,359        5,542        4,304
  Sales of affiliate branches...............................           --           --       13,210
  Purchase of CoBancorp Inc.................................      (50,000)          --           --
                                                              -----------    ---------    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............     (983,883)    (176,075)     220,401
                                                              -----------    ---------    ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, NOW and savings
  deposits..................................................      489,399      (30,412)    (123,224)
Net increase (decrease) in time deposits....................      208,796      143,723     (139,381)
Net increase (decrease) in securities sold under repurchase
  agreements and other borrowings...........................      260,571        1,100      (16,121)
Cash dividends..............................................      (45,887)     (40,871)     (38,562)
Purchase of treasury shares.................................      (25,703)     (51,147)     (56,295)
Treasury shares -- reissued.................................      115,205           --           --
Treasury shares reissued....................................       27,324           --           --
Proceeds from exercise of stock options.....................        6,194        2,405        3,945
                                                              -----------    ---------    ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............    1,035,899       24,798     (369,638)
Increase (decrease) in cash and cash equivalents............       69,205      (50,104)     (67,136)
Cash and cash equivalents at beginning of year..............      176,745      226,849      293,985
                                                              -----------    ---------    ---------
Cash and cash equivalents at end of year....................  $   245,950      176,745      226,849
                                                              ===========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized........................  $   115,323      108,365      116,136
Income taxes................................................  $    57,582       45,483       21,547
                                                              ===========    =========    =========

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

YEAR-ENDS AND FOR THE YEARS ENDED 1998, 1997 AND 1996 (DOLLARS IN THOUSANDS)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. In 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130 (SFAS
130) "Reporting Comprehensive Income," and Statement No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 requires additional disclosure of items that affect comprehensive income but not net income. Items relevant to the Corporation include unrealized gains and losses on securities available for sale. SFAS 131 designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Corporation's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 130 and SFAS 131 did not affect results of operations or financial position. The following is a description of the more significant accounting policies.

 (a) Principles of Consolidation

     The consolidated financial statements include the accounts of FirstMerit Corporation (the "Parent Company") and its direct subsidiaries: FirstMerit Bank N.A., Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, and SF Development Corp.

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

 (c) Investment Securities

     Debt and equity securities are classified as held-to-maturity, held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

     The Corporation's investment portfolio is designated as available-for-sale. Classification as available-for-sale Corporation to sell securities to fund liquidity and manage the Corporation's interest rate risk. The Corporation does maintain a relatively small trading account that is used as a hedge against variations in deferred compensation expense.

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

 (g) Interest and Fees on Loans

     Interest income on loans is generally accrued on the principal balances of loans outstanding using the "simple-interest" method. Loan origination fees and certain direct origination costs of mortgage loans are deferred and amortized, generally over the contractual life of the related loans using a level yield method. Interest is not accrued on loans for which circumstances indicate collection is questionable.

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

 (l) Value Ascribed to Acquired Intangibles

     The value ascribed to acquired intangibles, including core deposit premiums, results from the excess of cost over fair value of net assets acquired in acquisitions of financial institutions. Such values are being amortized over periods ranging from 10 to 25 years, which represent the estimated remaining lives of the long-term interest bearing assets acquired. Amortization is generally computed on a straight-line basis based on the expected reduction in the carrying value of such acquired assets. If no significant amount of long-term interest bearing assets is acquired, such value is amortized over the estimated life of the acquired deposit base, with amortization periods ranging from 10 to 15 years.

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

 (n) Per Share Data

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements are computed assuming dilution unless otherwise indicated.

 (o) Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2. ACQUISITIONS AND MERGER-RELATED EXPENSES

     On May 22, 1998, the Corporation completed the acquisition of CoBancorp, Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666.0 million. CoBancorp, Inc. ("CoBancorp") was merged with and into the Corporation and accounted for under purchase accounting requirements. At the time of the merger, the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.9 million shares of its common stock (valued at $29.375/share), paid approximately $50.0 million in cash, and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $136.5 million that will be amortized primarily over 25 years.

     The proforma combined unaudited operating results assuming the companies had combined at the beginning of each period is as follows:

                                             FIRSTMERIT                              PROFORMA
PERIOD AND DESCRIPTION                       CORPORATION   COBANCORP   ADJUSTMENTS   COMBINED
----------------------                       -----------   ---------   -----------   ---------
YEAR ENDED DECEMBER 31, 1998 (FIRSTMERIT)
  AND
  THREE MONTHS ENDED MARCH 31, 1998
  (COBANCORP):
Pro forma interest income..................   $503,097      11,942          211       515,250
Net interest income........................    305,446       7,295         (944)      311,797
Net income available to common
  shareholders.............................     97,478       1,307       (1,394)       97,391
Adjusted income for diluted EPS
  calculation..............................     97,478       1,307       (1,394)       97,391
Wtd-avg diluted shares.....................     72,703       3,485                     76,572
Earnings per diluted share.................   $   1.34        0.37                       1.27
YEAR ENDED DECEMBER 31, 1997:
Pro forma interest income..................   $407,825      48,141          844       456,810
Net interest income........................    255,456      29,054       (3,776)      280,734
Net income available to common
  shareholders.............................     86,363       4,800       (5,577)       85,586
Adjusted income for diluted EPS
  calculation..............................     86,363       4,800       (5,577)       85,586
Wtd-avg diluted shares.....................     63,537       3,498                     67,420
Earnings per diluted share.................   $   1.36        1.37         1.27

     The unaudited proforma operating results of each separate company have been adjusted to reflect their new accounting basis' recognized to record the purchase combination. Figures shown for CoBancorp include extraordinary merger costs, net of tax, of $164.0 for the three-month period and $724.0 for 1997.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     On September 14, 1998, FirstMerit closed a secondary underwritten public offering of 1.38 million common shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow the Corporation to treat the Security First merger as a pooling-of-interests.

     On October 23, 1998, the Corporation completed the acquisition of Security First Corp, ("Security First") a $678.0 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First included Security Federal Savings and Loan Association of Cleveland and First Federal Savings Bank of Kent. These subsidiaries were merged with and into FirstMerit Bank, N.A. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of
0.8855 shares of FirstMerit Common Stock for each common share of Security First. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share or approximately $199.0 million. The accompanying consolidated financial statements for all periods presented have been restated to account for the acquisition. The information presented for 1997 and prior periods coincides with the fiscal year-ends of each entity, which were December 31 for FirstMerit and March 31 for Security First. For example, information as of year-end 1997 combines FirstMerit's balances as of December 31, 1997 with Security First's balances at March 31, 1998. As a result of this difference in fiscal year ends, the Corporation made an adjustment to shareholders' equity of $1,841 which represents Security First's net income and cash dividends paid for the three months ended March 31, 1998.

     In conjunction with the Security First acquisition, the Corporation incurred merger-related expenses of approximately $17.2 million, before taxes. The components of the costs are as follows: severance and employee-related expenses of $1.7 million, occupancy and equipment charges of $2.0 million, conversion and contract termination costs of $1.5 million, professional services and other costs of $4.7 million, a conforming adjustment to the provision for possible loan losses of $7.3 million. On an after tax basis, the merger-related expenses totaled approximately $12.8 million, or $0.18 per diluted share.

                                                              FIRSTMERIT    SECURITY   PROFORMA
PERIOD AND DESCRIPTION                                        CORPORATION    FIRST     COMBINED
----------------------                                        -----------   --------   --------
NINE MONTHS ENDED SEPTEMBER 30, 1998:
Proforma interest income....................................   $328,819      43,163     371,982
Net interest income.........................................    203,932      20,765     224,697
Net income available to common shareholders.................     71,685       7,820      79,505
Adjusted income for diluted EPS calculation.................     71,685       7,995      79,680
Wtd-avg diluted shares......................................     64,220       8,666      71,894
Earnings per diluted share..................................   $   1.12        0.92    $   1.11
YEAR ENDED 1997:
Proforma interest income....................................   $407,825      55,715     463,540
Net interest income.........................................    255,456      26,149     281,605
Net income available to common shareholders.................     86,363       9,311      95,674
Adjusted income for diluted EPS calculation.................     86,363       9,645      96,008
Wtd-avg diluted shares......................................     63,537       8,718      71,257
Earnings per diluted share..................................   $   1.36        1.11        1.35
YEAR ENDED 1996:
Interest income.............................................   $411,745      49,178     460,923
Net interest income.........................................    250,972      23,615     274,587
Net income available to common shareholders.................     70,940       6,410      77,350
Adjusted income for diluted EPS calculation.................     70,940       6,801      77,741
Wtd-avg diluted shares......................................     65,469       8,695      73,168
Earnings per diluted share..................................   $   1.08     $  0.78        1.06

     On February 12, 1999, the Corporation completed its acquisition of Signal Corp a $1.9 billion bank holding company headquartered in Wooster, Ohio ("Signal"). Principal subsidiaries of Signal included Signal Bank,

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

N.A., Summit Bank, N.A., First Federal Savings Bank of New Castle (Pennsylvania), and Mobile Consultants, Inc. Under terms of the agreement, the fixed exchange ratio was 1.32 shares of FirstMerit Common Stock for each share of Signal Common Stock, and one share of FirstMerit Preferred Stock for each share of Signal Preferred Stock. Based on an assumed closing price of $25.00 per share of Common Stock and $71.00 per share of Preferred Stock, the value of the transaction was approximately $436.0 million. The transaction will be accounted for as a pooling-of-interests. In conjunction with this merger, the Corporation anticipates incurring merger-related expenses and conforming accounting policy changes of approximately $40.0 million.

     The following unaudited proforma information is not necessarily indicative of the results which actually would have been obtained if the Signal merger had been consummated in the past or which may be obtained in the future.

                                                         FIRSTMERIT                    PROFORMA
PERIOD AND DESCRIPTION                                   CORPORATION   SIGNAL CORP     COMBINED
----------------------                                   -----------   ------------   -----------
YEAR ENDED 1998:
Interest income........................................  $   503,097       139,460        642,557
Net interest income....................................      305,446        50,735        356,181
Net income (loss) available to common shareholders.....       97,478       (25,652)        71,826
Adjusted income (loss) for diluted EPS calculation.....       97,684       (25,652)        72,032
Weighted-average diluted shares........................   72,702,750    11,576,709     87,984,006
Earnings per diluted share.............................  $      1.34    ($    2.22)          0.82
YEAR ENDED 1997:
Interest income........................................  $   463,540       120,970        584,510
Net interest income....................................      281,605        44,458        326,063
Net income available to common shareholders............       95,674        17,450        113,124
Adjusted income for diluted EPS calculation............       96,008        19,034        115,042
Weighted-average diluted shares........................   71,257,504    12,151,159     87,297,034
Earnings per diluted share.............................  $      1.35          1.57           1.32
YEAR ENDED 1996:
Interest income........................................  $   460,923       101,229        562,152
Net interest income....................................      274,587        38,222        312,809
Net income available to common shareholders............       77,350        11,164         88,514
Adjusted income for diluted EPS calculation............       77,741        12,860         90,601
Weighted average diluted shares........................   73,168,022    11,828,502     88,781,645
Earnings per diluted share.............................  $      1.06          1.09           1.02

3. INVESTMENT SECURITIES

Investment securities are composed of:

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED
                                                      COST        GAINS        LOSSES     FAIR VALUE
                                                   ----------   ----------   ----------   ----------
YEAR-END 1998
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations.............................  $  658,407      3,895       2,284        660,018
Obligations of state and political
  subdivisions...................................      97,059        999          --         98,058
Mortgage-backed securities.......................     533,201      3,950          31        537,120
Other securities.................................     256,802      2,205       2,476        256,531
                                                   ----------     ------       -----      ---------
                                                   $1,545,469     11,049       4,791      1,551,727
                                                   ==========     ======       =====      =========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED
                                                      COST        GAINS        LOSSES     FAIR VALUE
                                                   ----------   ----------   ----------   ----------
YEAR-END 1997
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations.............................  $  613,269      2,605       2,290        613,584
Obligations of state and political
  subdivisions...................................      81,610        207         206         81,611
Mortgage-backed securities.......................     338,607      3,605         255        341,957
Other securities.................................      97,995      1,564         150         99,409
                                                   ----------     ------       -----      ---------
                                                   $1,131,481      7,981       2,901      1,136,561
                                                   ==========     ======       =====      =========

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED      MARKET
                                                                 COST         VALUE
                                                              ----------    ---------
Due in one year or less.....................................  $  100,797      101,428
Due after one year through five years.......................     195,168      197,229
Due after five years through ten years......................     294,138      295,906
Due after ten years.........................................     955,366      957,164
                                                              ----------    ---------
                                                              $1,545,469    1,551,727
                                                              ==========    =========

     Proceeds from sales of investment securities during the years 1998, 1997 and 1996 were $543,650, $206,054 and $343,600, respectively. Gross gains of $5,587, $2,531 and $2,003 and gross losses of $513, $574 and $3,779 were realized on these sales, respectively.

     The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $1,065,326 and $831,536 at December 31, 1998 and December 31, 1997,
respectively.

4. LOANS

     Loans consist of the following:

                                                                        YEAR-ENDS,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------    ---------    ---------
Commercial, financial and agricultural...................  $1,176,904      883,114      755,023
Loans secured by real estate.............................   2,753,906    2,569,213    2,460,799
Loans to individuals, net of unearned income.............     914,573      871,242      853,882
Lease financing..........................................     152,013      143,955      159,237
                                                           ----------    ---------    ---------
                                                           $4,997,396    4,467,524    4,228,941
                                                           ==========    =========    =========

     The Corporation grants loans principally to customers located within the State of Ohio.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Information with respect to impaired loans is as follows:

                                                                    YEAR-ENDS
                                                               --------------------
                                                                1998         1997
                                                               -------      -------
Impaired Loans..............................................   $10,711      $11,274
Allowance for Possible Loan Losses..........................   $ 1,594      $ 2,280
Interest Recognized.........................................   $   427      $   460
                                                               =======      =======

     Earned interest on impaired loans is recognized as income is collected.

     The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 1998 and 1997 is summarized as follows:

                                                                1998        1997
                                                              --------    --------
Aggregate amount at beginning of year.......................  $ 33,066    $ 41,308
Additions (deductions):
  New loans.................................................    20,650       8,994
  Repayments................................................   (15,933)    (16,694)
  Changes in directors and their affiliations...............   (13,402)       (542)
                                                              --------    --------
Aggregate amount at end of year.............................  $ 24,381    $ 33,066
                                                              ========    ========

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Transactions in the allowance for possible loan losses are summarized as follows:

                                                                        YEARS ENDED,
                                                            ------------------------------------
                                                              1998          1997          1996
                                                            --------    ------------    --------
Balance at beginning of year..............................  $ 58,963      $ 54,304      $ 51,412
  Additions (deductions):
  Allowance from purchase acquisition.....................      8215
  Provision for loan losses...............................    28,383        21,903        18,074
  Loans charged off.......................................   (28,554)      (27,406)      (20,874)
  Recoveries on loans previously charged off..............    11,942        10,162         6,081
  Decrease from sale of subsidiary........................        --            --          (389)
                                                            --------      --------      --------
Balance at end of year....................................  $ 78,949      $ 58,963      $ 54,304
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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The components of mortgage servicing rights are as follows:

                                                               1998       1997
                                                              -------    ------
Balance at beginning of year, net...........................  $ 4,128    $2,396
  Additions.................................................    3,244     2,354
  Scheduled amortization....................................   (1,270)     (622)
  Less: allowance for impairment............................     (168)       --
                                                              -------    ------
Balance at end of year, net.................................  $ 5,934    $4,128
                                                              =======    ======

     In 1998, 1997 and 1996, the Corporation's income before federal income taxes was increased by approximately $1.8 million, $1.7 million and $2.3 million, respectively, as a result of compliance with the accounting Statements mentioned previously.

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

     At year-ends 1998 and 1997, the Corporation serviced for others approximately $1.2 billion and $934.0 million, respectively. The following table provides servicing information for 1998:

                                                                 1998         1997
                                                              ----------    ---------
Balance, beginning of year..................................  $  934,285    $ 908,357
Additions:
  Loans originated and sold to investors....................     260,517      119,715
  Existing loans sold to investors..........................     186,034      100,670
  Existing loans from acquisitions..........................      66,868
Reductions:
  Sale of servicing rights..................................          --           --
  Loans sold servicing released.............................      (4,842)      (5,311)
  Regular amortization, prepayments and foreclosures........    (277,963)    (189,146)
                                                              ----------    ---------
Balance, end of year........................................  $1,164,899    $ 934,285
                                                              ==========    =========

7. RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank to satisfy reserve requirements amounted to $16,535 during 1998. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiaries of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1998, cash and due from banks included $5,355 deposited with the Federal Reserve Bank and other banks for these reasons.

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 1998 are restricted by the regulatory agencies principally to the total of 1998 net income. Regulatory approval must be obtained for the payment of dividends of any greater amount.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

8. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                  YEAR-ENDS,
                                                              -------------------     ESTIMATED
                                                                1998       1997      USEFUL LIVES
                                                              --------    -------    ------------
Land........................................................  $ 16,145     12,769            --
Buildings...................................................    94,933     91,601     10-35 yrs
Equipment...................................................    77,050     67,854      3-15 yrs
Leasehold improvements......................................    16,714     13,093      1-20 yrs
                                                              --------    -------     ---------
                                                               204,842    185,317
Less accumulated depreciation and amortization..............    86,297     77,018
                                                              --------    -------
                                                              $118,545    108,299
                                                              ========    =======

     Amounts included in other expenses for depreciation and amortization aggregated $12,087, $11,334 and $10,902 for the years ended 1998, 1997 and 1996, respectively.

     At December 31, 1998, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

YEARS ENDING      LEASE
DECEMBER 31,   COMMITMENTS
------------   -----------
    1999         $ 8,116
    2000           6,191
    2001           5,478
    2002           4,618
    2003           3,223
 2004-2012        12,326
                 -------
                 $39,952
                 =======

     Rentals paid under noncancelable operating leases amounted to $7,862, $8,029 and $9,128 in 1998, 1997 and 1996, respectively.

9. CERTIFICATES AND OTHER TIME DEPOSITS

     The aggregate amounts of certificates and other time deposits of $100 and over at year end 1998 and 1997 were $593,298 and $500,131, respectively. Interest expense on these certificates and time deposits amounted to $31,860 in 1998, $24,381 in 1997, and $18,165 in 1996.

10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

     The average balance of securities sold under agreements to repurchase and other borrowings for the years ended 1998, 1997 and 1996 amounted to $688,311, $595,740 and $623,278, respectively. In 1998, the weighted average annual interest rate amounted to 5.03%, compared to 5.17% in 1997 and 5.05% in 1996. The maximum amount of these borrowings at any month end totaled $823,629 during 1998, $695,328 in 1997 and $719,534 during 1996.

     At year-end 1998, 1997 and 1996, securities sold under agreements to repurchase totaled $481,665, $417,833, and $368,566, respectively. The average annual interest rate for these instruments was 4.77%, compared to 4.81% in 1997 and 4.67% in 1996.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     At year-end 1998, 1997, and 1996, the Corporation had $291,227, $116,189
and $170,356, respectively, of Federal Home Loan Bank advances. The 1998 balance includes: $135,526 that have maturities within one year with interest rates of 4.65% to 6.60%; $72,666 with maturities over one year to five years with interest rates of 5.35% to 8.10%; and $83,034 over five years with interest rates of 4.75% to 8.05%.

     At year-end 1998, the Corporation had outstanding balances on lines of credit with two financial institutions totaling $23,000 and $10,000, respectively. As of year-end 1998, the unused portions of these lines totaled $7,000 and $65,000, respectively. The interest rates on these lines were 6.00% and 5.93%, respectively. At year-end 1997, $6,000 was outstanding on one of the lines with a corresponding interest rate of 6.01% for the year. The interest rates on these lines of credit are variable and approximate one-month LIBOR plus
37.5 basis points and one-month LIBOR plus 30.0 basis points, respectively.

     At year-end 1998, 1997 and 1996, the Corporation had $1,541, $6,840 and $8,479 respectively of convertible subordinated debentures outstanding. The 15 year, 6.25% debentures were issued in a public offering in 1993 by Security First Corp. and are convertible by the holders any time prior to maturity.

     Residential mortgage loans totaling $436,840, $174,284, and $201,533 at year-end 1998, 1997 and 1996, respectively, were pledged to secure Federal Home Loan Bank ("FHLB") advances. FANNIE MAE ("FNMA") Preferred Stock of approximately $28.2 million and preferred stock of another financial institution totaling $4.3 million were pledged against the line of credit with $23,000 outstanding at year-end 1998. FNMA Preferred Stock of $16.0 million was pledged to secure the $6.0 million outstanding on the line at year-end 1997.

11. FEDERAL INCOME TAXES

     Federal income taxes are comprised of the following:

                                                                     YEARS ENDED,
                                                              ---------------------------
                                                               1998       1997      1996
                                                              -------    ------    ------
Taxes currently payable.....................................  $53,222    50,841    22,659
Deferred expense (benefit)..................................   (5,880)   (5,863)   15,787
                                                              -------    ------    ------
                                                              $47,342    44,978    38,446

     Actual Federal income tax expense differs from expected Federal income tax as shown below:

                                                                  YEARS ENDED,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Statutory rate..............................................  35.0%   35.0%   35.0%
Increase (decrease) in rate due to:
  Interest income on tax-exempt securities and tax-free
     loans, net.............................................  -1.2%   -1.2%   -1.7%
  Goodwill amortization.....................................   0.9%    0.2%    1.3%
  Reduction to excess tax reserves..........................  -1.7%   -1.0%   -1.3%
  Exercise of options at acquisition........................  -0.6%   -0.1%     --
  Merger expenses at acquisition............................   1.0%     --      --
  Dividends received deduction..............................  -0.4%     --      --
  Bank owned life insurance.................................  -0.4%     --      --
  Other.....................................................   0.1%   -0.9%     --
                                                              ----    ----    ----
Effective tax rates.........................................  32.7%   32.0%   33.3%
                                                              ====    ====    ====

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     For 1998, 1997 and 1996, the deferred income tax expense results from temporary differences in the recognition of income and expense for Federal income tax and financial reporting purposes. The sources and tax effect of these temporary differences are presented below:

                                                                        YEARS ENDED,
                                                              ---------------------------------
                                                               1998          1997         1996
                                                              -------    ------------    ------
Loan loss provision.........................................  $(9,375)      (4,606)       6,214
Depreciation................................................      132          194         (250)
Deferred loan fees, net.....................................      626          422          901
Leasing.....................................................      514       (3,683)       6,708
SFAS 106 postretirement benefits............................   (1,132)      (1,105)      (1,057)
SFAS 87 pension expense.....................................     (407)       1,333        1,678
FHLB stock dividends........................................    1,476        1,114          971
SFAS 125 mortgage servicing rights..........................    2,136           --           --
Severance costs.............................................       --           --        1,315
Valuation reserves..........................................      147          633          675
Other.......................................................        3         (165)      (1,368)
                                                              -------       ------       ------
Total deferred income tax...................................  $(5,880)      (5,863)      15,787
                                                              =======       ======       ======

     Principal components of the Corporation's net deferred tax (liability) are summarized as follows:

                                                                  YEAR-ENDS,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Excess of book loan provision over tax loan provision.......  $ 20,345     10,970
Excess of tax depreciation over book depreciation...........    (4,294)    (4,162)
Deferred loan fees tax basis income over book basis.........       576      1,202
Leasing book basis over tax basis...........................   (24,845)   (24,331)
Postretirement book basis expense over tax basis............     6,157      5,025
Pension book basis expense over tax basis...................      (805)    (1,212)
FHLB stock book basis over tax basis........................    (7,085)    (5,609)
Security portfolio tax basis over book basis................    (2,074)    (1,694)
Mtg. servicing rights book basis over tax basis.............    (2,136)        --
Valuation reserves book basis over tax basis................        --        147
Other.......................................................     3,232      3,235
                                                              --------    -------
Total net deferred tax (liability)..........................  $(10,929)   (16,429)
                                                              ========    =======

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The Corporation also sponsors a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporations' medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

     The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employee's service periods. Prior to 1993, postretirement benefits were accounted for on a cash basis. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

     The following table sets forth the both plans' funded status and amounts recognized in the Corporation's consolidated financial statements. The 1998 and 1997 amounts shown reflect a change in the measurement date from December 31 to September 30. Amounts shown for 1996 have not been restated to show the change in the measurement date. In addition, all amounts for each year have been restated to reflect the mergers of CoBancorp and Security First in 1998.

                                                   PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                               ------------------------   ---------------------------
                                                1998     1997     1996     1998      1997      1996
                                               ------   ------   ------   -------   -------   -------
Change in Benefit Obligation
Projected Benefit Obligation (PBO)
Accumulated Postretirement Benefit Obligation
(APBO), beginning of year....................  70,720   70,119   73,926    27,864    30,888    31,198
  Service Cost...............................   3,546    3,379    3,729       855       958       935
  Interest Cost..............................   4,988    4,880    4,978     1,872     2,157     2,133
  Plan amendments............................   1,060      684      144        --        --    (2,952)
  Participant contributions..................      --       --       --     1,390     1,554     1,575
  Actuarial (gain) loss......................  (2,735)  (2,113)  (6,054)   (2,330)   (5,953)     (221)
  Benefits Paid..............................  (3,890)  (6,229)  (6,604)   (1,750)   (1,740)   (1,780)
                                               ------   ------   ------   -------   -------   -------
PBO/APBO, end of year........................  73,689   70,720   70,119    27,901    27,864    30,888
                                               ======   ======   ======   =======   =======   =======
Change in Plan Assets
Fair Value of Plan Assets, beginning of
  year.......................................  80,877   71,929   67,035        --        --        --
  Actuarial return on plan assets............   2,465    9,454    3,827        --        --        --
  Participant contributions..................      --       --       --     1,390     1,554     1,575
  Employer contributions.....................   1,027    5,723    7,671       360       186       205
  Benefits paid..............................  (3,890)  (6,229)  (6,604)   (1,750)   (1,740)   (1,780)
                                               ------   ------   ------   -------   -------   -------
Fair Value of Plan Assets, end of year.......  80,479   80,877   71,929        --        --        --
                                               ======   ======   ======   =======   =======   =======
Funded Status................................   6,790   10,157    1,810   (27,901)  (27,864)  (30,888)
Unrecognized Transition (asset) obligation...    (586)    (792)    (999)   11,488    12,308    13,129
Prior service costs..........................   4,437    3,707    3,311        --        --        --
Cumulative net (gain) or loss................  (7,137)  (8,450)  (3,215)      365     1,666     6,394
                                               ------   ------   ------   -------   -------   -------
(Accrued) prepaid pension/ postretirement
  cost.......................................   3,504    4,622      907   (16,048)  (13,890)  (11,365)
                                               ======   ======   ======   =======   =======   =======
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost.......................   4,250    4,632    2,073        --        --        --
  Accrued benefit liability..................  (6,362)  (4,218)  (3,794)  (16,048)  (13,890)  (11,365)
  Intangible asset...........................   5,616    4,208    2,628        --        --        --
                                               ------   ------   ------   -------   -------   -------
Net amount recognized........................   3,504    4,622      907   (16,048)  (13,890)  (11,365)
                                               ======   ======   ======   =======   =======   =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                    PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                   ------------------   --------------------------------------------
                                   1998   1997   1996     1998       1997              1996
                                   ----   ----   ----   --------   --------   ----------------------
Weighted-average assumptions as
  of December 31
Discount Rate....................  7.00%  7.50%  7.50%     7.00%      7.50%                    7.50%
Long-term rate of return on
  assets.........................  9.00%  9.00%  9.00%       N/A        N/A                      N/A
Rate of compensation increase....  4.00%  4.75%  4.75%        --         --                       --
Medical trend rates..............    --     --     --   5% to 8%   5% to 9%      pre-65: 12.4% to 6%
                                                                              post-65: 11.8% to 6.1%

     For measurement purposes, a 9% annual rate increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6% in 2002 and remain at that level hereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percent point change in assumed health care cost trend rates would have the following effects:

                                                     1-PERCENTAGE      1-PERCENTAGE
                                                    POINT INCREASE    POINT DECREASE
                                                    --------------    --------------
Effect on total of service and interest cost
  components......................................      $  328           $  (285)
Effect on postretirement benefit obligation.......       2,994            (2,684)

                                               PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                          ---------------------------    -----------------------
                                           1998       1997      1996     1998     1997     1996
                                          -------    ------    ------    -----    -----    -----
Components of Net Periodic
  Pension/Postretirement Cost
Service Cost............................  $ 3,546     3,379     3,729      855      958      935
Interest Cost...........................    4,988     4,880     4,978    1,872    2,157    2,133
Expected return on assets...............   (6,537)   (6,275)   (5,996)      --       --       --
Amortization of unrecognized
  Transition (asset)....................     (207)     (207)     (207)     821      821      821
  Prior service costs...................      331       287       277       --       --       --
  Cumulative net (gain) loss............       25       (56)      (99)      --      144      323
                                          -------    ------    ------    -----    -----    -----
Net periodic pension/postretirement
  cost..................................  $ 2,146     2,008     2,682    3,548    4,080    4,212
                                          =======    ======    ======    =====    =====    =====

     The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches five years of credited services. Total savings plan expenses were $2,286, $2,086 and $2,108 for 1998, 1997 and 1996, respectively.

13. STOCK OPTIONS

     The Corporation's 1982, 1992, and 1997 Stock Plans (the "Plans") provide incentive options to certain key employees for up to 4,200,000 shares of FirstMerit Common Stock. In addition, these Plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 shares of FirstMerit Common Stock have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

     However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 1998, 1997, and 1996 along with significant assumptions used in determining the fair value of the compensation amounts.

                                                             1998             1997            1996
                                                        --------------    ------------    ------------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Proforma amounts:
  Net income..........................................        $94,645          94,789          76,501
  Earnings per share (basic)..........................           1.33            1.37            1.07
  Earnings per share (diluted)........................           1.30            1.33            1.05
Assumptions:
  Dividend yield......................................            0.0%           3.50%           2.70%
  Expected volatility.................................          24.94%          23.30%          24.51%
  Risk free interest rate.............................   4.55% - 5.61%     5.8% - 6.8%     5.2% - 6.7%
  Expected lives......................................          5 yrs          5 yrs.          5 yrs.

     A summary of stock option activity for the last two years follows:

                                         AVAILABLE                   RANGE OF OPTION    AVERAGE OPTION
SHARES                                   FOR GRANT    OUTSTANDING    PRICE PER SHARE    PRICE PER SHARE
------                                   ---------    -----------    ---------------    ---------------
Balance
  Year-end 1996........................    582,109     2,028,893       .00 - 16.97          $11.03
     New shares reserved...............  2,200,000
     Canceled..........................         --       (25,900)     5.41 - 25.06           14.12
     Exercised.........................         --      (353,032)     5.44 - 15.44            9.05
     Granted...........................   (549,743)      549,743       .00 - 29.63           18.76
                                         ---------     ---------      ------------          ------
Balance
  Year-end 1997........................  2,232,366     2,199,704       .00 - 29.63           13.25
     Canceled..........................                  (65,800)     9.56 - 34.00           18.09
     Exercised.........................                 (276,769)     6.31 - 21.63           12.96
     Granted...........................   (442,346)      442,346       .00 - 34.00            29.1
                                         ---------     ---------      ------------          ------
Balance
  Year-end 1998........................  1,790,020     2,299,481       .00 - 34.00            16.5
                                         =========     =========      ============          ======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The ranges of exercise prices and the remaining contractual life of options as of December 31, 1998 were:

RANGE OF EXERCISE PRICES                        $0 - $9     $10 - $18     $19 - $26    $27 -$34
------------------------                        --------    ----------    ---------    --------
Options outstanding:
Outstanding as of December 31, 1998...........   393,422     1,131,343     446,277      328,439
Weighted-average remaining contractual life
  (in years)..................................      6.00          6.94        8.56         9.19
Weighted-average exercise price...............  $   4.35    $    14.17    $  22.21     $  31.33
Options exerciseable:
Outstanding as of December 31, 1998...........   297,443       627,676     202,031       51,004
Weighted-average remaining contractual life
  (in years)..................................      5.87          6.76        8.19         8.78
Weighted-average exercise price...............  $   4.81    $    13.60    $  21.03     $  31.56

     The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Shares available under the Employee Stock Purchase Plan are purchased at 85% of their fair market value on the business day immediately preceding the semi-annual grant-date Of the 400,000 shares available under the Plan, there were 31,885, 19,204 and 12,512 shares issued in 1998, 1997 and 1996, respectively.

14.  PARENT COMPANY

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                                                                  YEAR-ENDS,
                                                              -------------------
CONDENSED BALANCE SHEETS                                        1998       1997
------------------------                                      --------    -------
ASSETS
Cash and due from banks.....................................  $ 15,728     29,169
Investment securities.......................................     4,497      4,342
Loans to subsidiaries.......................................    69,000     66,000
Investment in subsidiaries, at equity in underlying value of
  their net assets..........................................   676,563    480,236
Net loans...................................................    15,375     31,568
Goodwill....................................................        --        133
Other assets................................................     3,109     10,176
                                                              --------    -------
                                                              $784,272    621,624
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Convertible subordinated debt...............................  $  1,541      6,840
Repurchase agreements.......................................    10,000         --
Accrued and other liabilities...............................     4,095     19,769
Shareholders' equity........................................   768,636    595,015
                                                              --------    -------
                                                              $784,272    621,624
                                                              ========    =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                      YEARS ENDED,
                                                              -----------------------------
CONDENSED STATEMENTS OF INCOME                                 1998       1997       1996
------------------------------                                -------    -------    -------
Income:
Cash dividends from subsidiaries............................  $60,000    100,200     76,250
Other income................................................    4,044     66,019     61,296
                                                              -------    -------    -------
                                                               64,044    166,219    137,546
Interest and other expenses.................................    4,071     66,313     61,210
                                                              -------    -------    -------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries......................   59,973     99,906     76,336
Federal income tax (benefit)................................   (3,221)    (1,267)    (1,292)
                                                              -------    -------    -------
                                                               63,194    101,173     77,628
Equity in undistributed income (loss) of subsidiaries.......   34,284     (5,499)      (278)
                                                              -------    -------    -------
Net income..................................................  $97,478     95,674     77,350
                                                              =======    =======    =======

                                                                        YEARS ENDED,
                                                              --------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                              1998        1997        1996
----------------------------------                            ---------    -------    --------
Operating activities:
Net income..................................................  $  97,478     95,674      77,350
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity (loss) in undistributed income of subsidiaries.......    (34,284)     5,262         278
Gain on sale of assets -- FirstMerit Bank, N.A..............         --         --        (490)
Cash received on FirstMerit Bank, N.A. sale.................         --         --      13,060
Addition to Provision for loan losses.......................         62      1,097          --
Other.......................................................    (10,071)     7,694       3,724
                                                              ---------    -------    --------
Net cash provided by operating activities...................     53,185    109,727      93,922
                                                              ---------    -------    --------
Investing activities:
Proceeds from maturities of investment securities...........      3,276         --       2,000
Loans to subsidiaries.......................................     (3,000)    (4,211)     63,228
Payments for investments in and advances to subsidiaries....   (165,353)   (10,840)         --
Net increase (decrease) in loans............................     16,131      2,346     (33,152)
  Purchases of investment securities........................     (3,049)    (1,211)     (4,126)
                                                              ---------    -------    --------
Net cash (used) provided by investing activities............   (151,995)   (13,916)     27,950
                                                              ---------    -------    --------
Financing activities:
Net increase in securities sold under repurchase agreements
  and
  other borrowings..........................................     10,000         --          --
Cash dividends..............................................    (49,322)   (40,871)    (38,563)
Proceeds from exercise of stock options.....................      7,865      3,138       3,617
Purchase of treasury shares.................................    (25,703)   (53,607)    (56,295)
Treasury shares reissued -- acquisition.....................    115,205         --          --
Treasury shares reissued -- public offering.................     27,324         --          --
Loans made to FirstMerit Bank, N.A..........................         --         --     (17,000)
                                                              ---------    -------    --------
Net cash (used) provided by financing activities............     85,369    (91,340)   (108,241)
                                                              ---------    -------    --------

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                        YEARS ENDED,
                                                              --------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                              1998        1997        1996
----------------------------------                            ---------    -------    --------
Net increase (decrease) in cash and cash equivalents........    (13,441)     4,471      13,631
Cash and cash equivalents at beginning of year..............     29,169     24,698      11,067
                                                              ---------    -------    --------
Cash and cash equivalents at end of year....................  $  15,728     29,169      24,698
                                                              =========    =======    ========

15. SEGMENT INFORMATION

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through its major line of business Super Community Banking. Parent Company and Others include activities that are not directly attributable to Super Community Banking. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Super Community Banking. The Corporation's business is conducted solely in the United States.

     The accounting policies of the segment are the same as those described in "Summary of Significant Accounting Policies." The Corporation evaluates performance based on profit or loss from operations before income taxes.

     The following table presents a summary of financial results and significant performance measures for the periods depicted. Information for periods prior to those presented was not readily available.

                                                1998                                             1997
                        -----------------------------------------------------   --------------------------------------
                          SUPER-                  ADJUSTMENTS                     SUPER-                  ADJUSTMENTS
                        COMMUNITY    PARENT CO.       AND         FIRSTMERIT    COMMUNITY    PARENT CO.       AND
                         BANKING      & OTHERS    ELIMINATIONS   CONSOLIDATED    BANKING      & OTHERS    ELIMINATIONS
(DOLLARS IN THOUSANDS)  ----------   ----------   ------------   ------------   ----------   ----------   ------------
SUMMARY OF OPERATIONS:
  Net interest
    income...........   $ 302,694      62,756       (60,004)        305,446     $ 277,305      91,806       (87,506)
  Provision for
    possible loan
    losses...........      28,321          62            --          28,383        20,806       1,097            --
  Other income.......     108,929       1,563           (12)        110,480        86,817      75,454       (76,935)
  Other expenses.....     239,385       3,354           (16)        242,723       203,077      65,550       (64,241)
  Net income.........      93,674      98,088       (94,284)         97,478        84,953      96,188       (85,467)
AVERAGE BALANCES:
  Assets.............   5,877,288     732,371                     6,609,659     5,305,301     619,937
  Loans..............   4,782,377      24,805                     4,807,182     4,351,390      39,663
  Earning assets.....   6,100,546      30,267                     6,130,813     5,065,469     511,532
  Deposits...........   5,134,553          --                     5,134,553     4,645,807          --
  Shareholders'
    equity...........     584,667      99,142                       683,809       505,177      76,852
PERFORMANCE RATIOS:
  Return on average
    equity...........      16.02%                                    14.26%        18.66%
  Return on average
    assets...........       1.59%                                     1.47%         1.78%
  Efficiency ratio...      57.19%                                    57.37%        55.01%

                            1997
                        ------------

                         FIRSTMERIT
                        CONSOLIDATED
(DOLLARS IN THOUSANDS)  ------------
SUMMARY OF OPERATIONS:
  Net interest
    income...........      281,605
  Provision for
    possible loan
    losses...........       21,903
  Other income.......       85,336
  Other expenses.....      204,386
  Net income.........       95,674
AVERAGE BALANCES:
  Assets.............    5,925,238
  Loans..............    4,391,053
  Earning assets.....    5,577,001
  Deposits...........    4,645,807
  Shareholders'
    equity...........      582,029
PERFORMANCE RATIOS:
  Return on average
    equity...........       16.44%
  Return on average
    assets...........        1.61%
  Efficiency ratio...       54.55%

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The table below presents estimated revenues from external customers, by product and service group for the periods depicted.

                                                                            TRUST
                                                  RETAIL     COMMERCIAL    SERVICES     TOTAL
                                                 --------    ----------    --------    --------
1998:
  Interest and fees............................  $284,506      256,596       16,147     557,249
  Service charges..............................    33,252        8,498           --      41,750
  Sales and servicing..........................     7,814        6,764           --      14,578
                                                 --------     --------     --------    --------
                                                 $325,572      271,858       16,147     613,577

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

          Derivative financial instruments -- The fair value of exchange-traded derivative financial instruments was based on quoted market prices or dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current credit-worthiness of the counterparties. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

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

     The estimated fair values of the Corporation's financial instruments based on the assumptions described above are as follows:

                                                                   YEAR-ENDS
                                              ----------------------------------------------------
                                                        1998                        1997
                                              ------------------------    ------------------------
                                               CARRYING                    CARRYING
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              ----------    ----------    ----------    ----------
Financial assets:
  Investment securities...................    $1,551,727    1,551,727     $1,136,561    1,136,561
  Federal funds sold......................        12,505       12,505         36,496       36,496
  Net loans...............................     4,918,447    4,924,468      4,408,561    4,427,222
  Cash and due from banks.................       245,950      245,950        176,745      176,745
  Accrued interest receivable.............        41,608       41,608         37,219       37,219
Financial liabilities:
  Deposits................................     5,461,563    5,481,376      4,763,368    4,770,189
  Securities sold under agreements to
     repurchase and other borrowings......       807,433      808,660        546,862      547,035
  Accrued interest payable................        21,347       21,347         17,291       17,291
  Derivative instruments..................            --          (68)            --           --
Unrecognized financial instruments:
  Commitments to extend credit............            --           --             --           --
  Standby letters of credit and financial
     guarantees written...................            --           --             --           --
  Loans sold with recourse................            --           --             --           --

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and loans sold with recourse and derivative instruments.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

                                                                   YEARS ENDED,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------    ---------
Commitments to extend credit................................  $2,048,634    1,583,467
                                                              ==========    =========
Standby letters of credit and financial guarantees
  written...................................................  $  121,065      114,304
                                                              ==========    =========
Loans sold with recourse....................................  $      727        1,058
                                                              ==========    =========
Purchased options...........................................  $   11,400           --
                                                              ==========    =========
Futures contracts sold......................................  $    6,100           --
                                                              ==========    =========

     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $27,627 and $33,796 at December 31, 1998 and 1997, respectively, the remaining guarantees extend in varying amounts through 2020. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation's exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

     Derivative financial instruments include swaps, futures, forwards and option contracts, all of which derive their value from underlying interest rates, commodity values or equity instruments. For most contracts, notional amounts are used solely to determine cash flows to be exchanged. The notional or contract amounts associated with the derivative instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. The gross losses in 1998 associated with purchase options totaled $31.0 and the gross losses from futures contracts sold were $36.0. These derivative instruments were not entered into until 1998.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended 1998 and 1997 are summarized as follows:

                                                                   QUARTERS
                                                   -----------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Total interest income.....................  1998   $116,408    124,003    131,571    131,115
                                            ====   ========   ========   ========   ========
                                            1997   $111,977    116,041    116,703    118,797
                                            ====   ========   ========   ========   ========
Net interest income.......................  1998   $ 70,912     75,156     78,629     80,749
                                            ====   ========   ========   ========   ========
                                            1997   $ 68,808     70,680     70,389     71,728
                                            ====   ========   ========   ========   ========
Provision for possible loan losses........  1998   $  5,547      5,527      5,235     12,074
                                            ====   ========   ========   ========   ========
                                            1997   $  4,219      5,117      6,266      6,301
                                            ====   ========   ========   ========   ========
Income before federal income taxes........  1998   $ 35,295     39,170     41,235     29,120
                                            ====   ========   ========   ========   ========
                                            1997   $ 33,525     34,986     35,442     36,699
                                            ====   ========   ========   ========   ========
Net income................................  1998   $ 24,425     26,797     28,283     17,973
                                            ====   ========   ========   ========   ========
                                            1997   $ 22,423     23,624     24,369     25,258
                                            ====   ========   ========   ========   ========
Net income per share -- basic.............  1998   $   0.36       0.38       0.39       0.24
                                            ====   ========   ========   ========   ========
                                            1997   $   0.32       0.34       0.35       0.37
                                            ====   ========   ========   ========   ========
Net income per share -- diluted...........  1998   $   0.35   $   0.38   $   0.38   $   0.23
                                            ====   ========   ========   ========   ========
                                            1997   $   0.31   $   0.33   $   0.35   $   0.36
                                            ====   ========   ========   ========   ========

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

21. EARNINGS PER SHARE

     SFAS 128 requires reconciliation of the numerator and denominator used in the basic Earnings Per Share ("EPS") calculation to the numerator and denominator used in the diluted EPS calculation. The calculations are presented in the table below:

                                                                     YEARS ENDED,
                                                        ---------------------------------------
                                                           1998           1997          1996
                                                        -----------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
BASIC EPS:
  Net income available to common shareholders.........  $    97,478        95,674        77,350
  Average common shares outstanding...................   71,095,251    69,404,772    71,798,728
  Earnings per basic common share.....................  $      1.37          1.38          1.08
DILUTED EPS:
  Net income available to common shareholders.........  $    97,478        95,674        77,350
  Add: interest expense on convertible bonds, net of
     tax..............................................          206           334           391
                                                        -----------    ----------    ----------
  Adjusted income available to common shareholders....       97,684        96,008        77,741
  Average common shares outstanding...................   71,095,251    69,404,772    71,798,728
  Add: common stock equivalents for shares issuable
     under:
     Stock option plans...............................    1,055,079     1,000,428       375,740
     Subordinated debentures conversion...............      552,420       852,304       993,554
                                                        -----------    ----------    ----------
  Average common and common stock equivalent shares
     outstanding......................................   72,702,750    71,257,504    73,168,022
  Earnings per diluted common share...................  $      1.34          1.35          1.06
                                                        ===========    ==========    ==========

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the "Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As of year-end 1998, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management's opinion, there are no conditions or events since the OCC's notification that have changed the Corporation's categorization as "well capitalized."

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                       FOR CAPITAL
                                                                        ADEQUACY         PROMPT CORRECTIVE
                                                    ACTUAL              PURPOSES:        ACTION PROVISIONS:
                                               -----------------    -----------------    ------------------
AS OF DECEMBER 31, 1998:                        AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
------------------------                       --------    -----    --------    -----    --------    ------
  Total Capital (to Risk Weighted Assets)....  $692,689    11.55%   $479,855    8.00%    599,818     10.00%
  Tier I Capital (to Risk Weighted Assets)...   617,663    10.30%   $239,927    4.00%    359,891      6.00%
  Tier I Capital (to Average Assets).........   617,663     8.98%   $206,367    3.00%    343,945      5.00%

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

JOHN R. COCHRAN SIGNATURE                                   AUSTIN J. MULHERN SIGNATURE
Chairman and Chief                                          Senior Vice President
Executive Officer                                           Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
And Shareholders of FirstMerit Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS SIGNATURE
January 31, 1999

                      AVERAGE CONSOLIDATED BALANCE SHEETS
         FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                          YEARS ENDED
                               --------------------------------------------------------------------------------------------------
                                            1998                              1997                              1996
                               -------------------------------   -------------------------------   ------------------------------
                                AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE               AVERAGE
                                BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE    INTEREST    RATE
                               ----------   --------   -------   ----------   --------   -------   ---------   --------   -------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investment securities:
  U.S. Treasury securities
    and U.S. Government
    agency obligations
    (taxable)................  $1,055,750    65,176     6.17%       955,112    60,594     6.34%    1,158,357    72,023     6.22
  Obligations of states and
    political subdivisions
    (tax-exempt).............      98,457     7,767     7.89         86,873     7,074     8.14       100,630     7,404     7.36
  Other securities...........     150,561     9,504     6.31        102,327     6,568     6.42        99,977     6,489     6.49
                               ----------   -------              ----------   -------              ---------   -------
      Total investment
        securities...........   1,304,768    82,447     6.32      1,144,312    74,236     6.49     1,358,964    85,916     6.32
Federal funds sold & other
  interest-earning assets....      18,863     1,026     5.44         41,636     2,250     5.40        19,233       934     4.86
Loans........................   4,807,182   423,116     8.80      4,391,053   390,266     8.89     4,343,189   377,116     8.68
      Total earning assets...   6,130,813   506,589     8.26      5,577,001   466,752     8.37     5,721,386   463,966     8.11
Allowance for possible loan
  losses.....................     (69,191)                          (56,234)                         (52,003)
Cash and due from banks......     204,353                           202,600                          231,564
Other assets.................     343,684                           201,871                          175,020
                               ----------                        ----------                        ---------
      Total assets...........  $6,609,659                        $5,925,238                        6,075,967
                               ==========                        ==========                        =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Deposits:
  Demand-non-interest
    bearing..................  $1,022,909        --       --        733,394        --       --       745,102        --       --
  Demand-interest bearing....     508,983     5,688     1.12        536,983     8,485     1.58       529,888     9,758     1.84
  Savings....................   1,364,705    37,178     2.72      1,337,115    34,650     2.59     1,457,762    36,092     2.48
  Certificates and other time
    deposits.................   2,237,956   120,135     5.37      2,038,315   107,997     5.30     2,056,139   109,005     5.30
                               ----------   -------              ----------   -------              ---------   -------
      Total deposits.........   5,134,553   163,001     3.17      4,645,807   151,132     3.25     4,788,891   154,855     3.23
Federal funds purchased,
  securities sold under
  agreements to repurchase
  and other borrowings.......     688,311    34,650     5.03        595,740    30,803     5.17       623,278    31,481     5.05
                               ----------   -------              ----------   -------              ---------   -------
      Total interest bearing
        liabilities..........   4,799,955   197,651     4.12      4,508,153   181,935     4.04     4,667,067   186,336     3.99
                               ----------   -------              ----------   -------              ---------   -------
Other liabilities............     102,986                           101,662                           79,329
Shareholders' equity.........     683,809                           582,029                          584,469
                               ----------                        ----------                        ---------
      Total liabilities and
        shareholders'
        equity...............  $6,609,659                         5,925,238                        6,075,967
                               ==========                        ==========                        =========
Net yield on earning
  assets.....................               308,938     5.04                  284,817     5.11                 277,630     4.85
                                            =======     ====                  =======     ====                 =======     ====
Interest rate spread.........                           4.14                              4.33                             4.12
                                                        ====                              ====                             ====
Income on tax-exempt
  securities and loans.......                 5,542                             5,225                            6,241
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see "Election of Directors" on pages 2 through 5 of FirstMerit's Proxy Statement dated March 17, 1999 ("Proxy Statement"), which is incorporated herein by reference.

     Information about the Executive Officers of FirstMerit appears in Part I of this report.

     Disclosure by FirstMerit with respect to compliance with Section 16(a) appears on page 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 7 through 18 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Principal Shareholders" and "Election of Directors" at page 27, and pages 2 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Relationships and Related Transactions" at pages 20 and 21 of the Proxy Statement, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following Financial Statements appear in Part II of this Report:

        Consolidated Balance Sheets December 31, 1998, 1997 and 1996

        Consolidated Statements of Income Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows Years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements Years ended December 31, 1998, 1997 and 1996

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

     (b) Reports on Form 8-K

        FirstMerit filed a Form 8-K on October 26, 1998 to report the consummation of the merger of Security First Corp. with and into the Corporation.

     (c) Exhibits

        See the Exhibit Index.

     (d) Financial Statements

         See subparagraph (a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 17th day of March, 1999.

                                            FirstMerit Corporation

                                            By: /s/ JOHN R. COCHRAN
                                              ----------------------------------
                                                John R. Cochran, Chairman
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 17th day of March, 1999 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

SIGNATURE                                                                TITLE
---------                                                                -----

  /s/ JOHN R. COCHRAN                             Chairman and Chief Executive Officer (Principal
------------------------------------------------  Executive Officer) and Director
  John R. Cochran

  /s/ AUSTIN J. MULHERN                           Executive Vice President, Finance and
------------------------------------------------  Administration (Chief Financial Officer and Chief
  Austin J. Mulhern                               Accounting Officer)

  /s/ KAREN S. BELDEN                             Director
------------------------------------------------
  Karen S. Belden

  /s/ R. CARY BLAIR                               Director
------------------------------------------------
  R. Cary Blair

  /s/ SID A. BOSTIC                               Director
------------------------------------------------
  Sid A. Bostic

  /s/ ROBERT W. BRIGGS                            Director
------------------------------------------------
  Robert W. Briggs

  /s/ GARY G. CLARK                               Director
------------------------------------------------
  Gary G. Clark

  /s/ PHILIP A. LLOYD, II                         Director
------------------------------------------------
  Philip A. Lloyd, II

  /s/ RICHARD COLELLA                             Director
------------------------------------------------
  Richard Colella

  /s/ TERRY L. HAINES                             Director
------------------------------------------------
  Terry L. Haines

  /s/ CLIFFORD J. ISROFF                          Director
------------------------------------------------
  Clifford J. Isroff

  /s/ ROBERT G. MERZWEILER                        Director
------------------------------------------------
  Robert G. Merzweiler

  /s/ STEPHEN E. MYERS                            Director
------------------------------------------------
  Stephen E. Myers

  /s/ ROGER T. READ                               Director
------------------------------------------------
  Roger T. Read

SIGNATURE                                                                TITLE
---------                                                                -----
  /s/ RICHARD N. SEAMAN                           Director
------------------------------------------------
  Richard N. Seaman

  /s/ CHARLES F. VALENTINE                        Director
------------------------------------------------
  Charles F. Valentine

  /s/ JERRY M. WOLF                               Director
------------------------------------------------
  Jerry M. Wolf

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
3.1       Amended and Restated Articles of Incorporation of FirstMerit
          Corporation, as amended (incorporated by reference from
          Exhibit 3(a) to the Form 8-K filed by the registrant on
          April 9, 1998, and the amendment incorporated by reference from Exhibit 4 to the Form 8-K filed by the registrant on
          June 22, 1998)
3.2       Amended and Restated Code of Regulations of FirstMerit
          Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
3.3       Certificate of Designation for FirstMerit Corporation 6 1/2%
          Cumulative Convertible Preferred Stock, Series B
4.1       Shareholders Rights Agreement dated October 21, 1993,
          between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on
          June 22, 1998)
4.2       Instrument of Assumption of Indenture between FirstMerit
          Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation's 6 1/4% Convertible
          Subordinated Debentures, due May 1, 2008 (incorporated by
          reference from Exhibit 4(b) to the Form 10-Q filed by the
          registrant on November 13, 1998)
4.3       Supplemental Indenture, dated as of February 12, 1999,
          between FirstMerit and Firstar Bank Milwaukee, National
          Association, as Trustee relating to the obligations of the
          FirstMerit Capital Trust I, fka Signal Capital Trust I
4.4       Indenture dated as of February 13, 1998 between Firstar Bank
          Milwaukee, National Association, as trustee and Signal Corp
          (incorporated by reference from Exhibit 4.1 to the Form S-4,
          No. 333-52581-01, filed by FirstMerit Capital Trust I, fka
          Signal Capital Trust I, on May 13, 1998)
4.5       Amended and Restated Declaration of Trust of FirstMerit
          Capital Trust I, fka Signal Capital Trust I, dated as of
          February 13, 1998 (incorporated by reference from Exhibit
          4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit
          Capital Trust I, fka Signal Capital Trust I, on May 13,
          1998)
4.6       Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by
          FirstMerit Capital Trust I, fka Signal Capital Trust I, on
          May 13, 1998)
4.7       Series B Capital Securities Guarantee Agreement
          (incorporated by reference from Exhibit 4.7 to the Form S-4
          No. 333-52581-01, filed by FirstMerit Capital Trust I, fka
          Signal Capital Trust I, on May 13, 1998)
4.8       Form of 8.67% Junior Subordinated Deferrable Interest
          Debenture, Series B (incorporated by reference from Exhibit
          4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit
          Capital Trust I, fka Signal Capital Trust I, on May 13,
          1998)
10.1      1982 Incentive Stock Option Plan of FirstMerit Corporation
          (incorporated by reference from Exhibit 4.2 to the Form S-8
          (No. 33-7266) filed by the registrant on July 15, 1986)*
10.2      Amended and Restated 1992 Stock Option Program of FirstMerit
          Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*
10.3      1992 Directors Stock Option Program (incorporated by
          reference from Exhibit 10.2 to the Form 10-K filed by the
          registrant on February 24, 1998)*
10.4      FirstMerit Corporation 1995 Restricted Stock Plan
          (incorporated by reference from Exhibit (10)(d) to the Form
          10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*
10.5      1997 Stock Option Program of FirstMerit Corporation
          (incorporated by reference from Exhibit 10.5 to the Form
          10-K filed by the registrant on February 24, 1998)*
10.6      1985 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(a) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)*
10.7      1993 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(b) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)*

EXHIBIT
NUMBER
10.8      Amended and Restated FirstMerit Corporation Executive
          Deferred Compensation Plan (incorporated by reference from
          Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*
10.9      Amended and Restated FirstMerit Corporation Director
          Deferred Compensation Plan (incorporated by reference from
          Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*
10.10     FirstMerit Corporation Executive Supplemental Retirement
          Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.11     FirstMerit Corporation Unfunded Supplemental Benefit Plan
          (incorporated by reference from Exhibit 10.11 to the Form
          10-K filed by the registrant on February 24, 1998)*
10.12     First Amendment to the FirstMerit Corporation Unfunded
          Supplemental Benefit Plan (incorporated by reference from
          Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.13     Supplemental Pension Agreement of John R. Macso
          (incorporated by reference from Exhibit 10.13 to the Form
          10-K filed by the registrant on February 24, 1998)*
10.14     FirstMerit Corporation Executive Committee Life Insurance
          Program Summary (incorporated by reference from Exhibit
          10(w) to the Form 10-K filed by the registrant on March 2,
          1995)*
10.15     Long Term Disability Plan (incorporated by reference from
          Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.16     Employment Agreement dated October 23, 1998 for Charles F.
          Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.17     SERP Agreement dated October 23, 1998 for Charles F.
          Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.18     Employment Agreement dated October 23, 1998 for Austin J.
          Mulhern (incorporated by reference from Exhibit 10(c) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.19     SERP Agreement dated October 23, 1998 for Austin J. Mulhern
          (incorporated by reference from Exhibit 10(d) to the Form
          10-Q filed by the registrant on November 13, 1998)*
10.20     Employment Agreement of John R. Cochran, dated December 1,
          1998*
10.21     Restricted Stock Award Agreement of John R. Cochran dated
          March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.22     Restricted Stock Award Agreement of John R. Cochran dated
          April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24,
          1998)*
10.23     Employment Agreement of Sid A. Bostic dated February 1, 1998
          (incorporated by reference from Exhibit 10.19 to the Form
          10-K filed by the registrant on February 24, 1998)*
10.24     Restricted Stock Award Agreement of Sid A. Bostic dated
          February 1, 1998 (incorporated by reference from Exhibit
          10.20 to the Form 10-K filed by the registrant on February
          24, 1998)*
10.25     Form of FirstMerit Corporation Termination Agreement*
10.26     Form of Director and Officer Indemnification Agreement and
          Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)*
10.27     Distribution Agreement, by and among FirstMerit Corporation,
          FirstMerit Bank, N.A. and the Agents (incorporated by reference from Exhibit (10)(ii) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.28     Form of FirstMerit Bank, N.A. Global Bank Note (Fixed Rate)
          (incorporated by reference from Exhibit (10)(iii) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.29     Form of FirstMerit Bank, N.A. Global Bank Note (Floating
          Rate) (incorporated by reference from Exhibit (10)(iv) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.30     FirstMerit 1987 Stock Option and Incentive Plan (SF)
          (incorporated by reference from Exhibit 4.2 to the Form
          S-8/A (No. 333-57439) filed by the registrant on October 26,
          1998)*
10.31     FirstMerit 1996 Stock Option and Incentive Plan (SF)
          (incorporated by reference from Exhibit 4.3 to the Form
          S-8/A (No. 333-57439) filed by the registrant on October 26,
          1998)*

EXHIBIT
NUMBER
10.32     FirstMerit 1994 Stock Option Plan (SF) (incorporated by
          reference from Exhibit 4.4 to the Form S-8/A (No. 333-57439)
          filed by the registrant on October 26, 1998)*
10.33     FirstMerit 1989 Stock Incentive Plan (SB)(incorporated by
          reference from Exhibit 4.6 to the Form S-8/A (No. 333-63797)
          filed by the registrant on February 12, 1999)*
10.34     FirstMerit Amended and Restated Stock Option and Incentive
          Plan (SG) (incorporated by reference from Exhibit 4.2 to the
          Form S-8/A (No. 333-63797) filed by the registrant on
          February 12, 1999)*
10.35     FirstMerit Non-Employee Director Stock Option Plan (SG)
          (incorporated by reference from Exhibit 4.3 to the Form
          S-8/A (No. 333-63797) filed by the registrant on February
          12, 1999)*
10.36     FirstMerit 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 4.4 to the Form S-8/A (No. 333-63797)
          filed by the registrant on February 12, 1999)*
10.37     FirstMerit 1993 Stock Option Plan (FSB) (incorporated by
          reference from Exhibit 4.5 to the Form S-8/A (No. 333-63797)
          filed by the registrant on February 12, 1999)*
10.38     First Amendment to Restricted Stock Award Agreement for John
          R. Cochran
10.39     Amended and Restated Membership Agreement with respect to
          the FirstMerit Corporation Executive Supplemental Retirement
          Plan
25.1      Form T-1 Statement of Eligibility of Firstar Trust Company
          to act as Property Trustee under the Amended and Restated
          Declaration of Trust of FirstMerit Capital Trust I, fka
          Signal Capital Trust I (incorporated by reference from
          Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by
          FirstMerit Capital Trust I, fka Signal Capital Trust I, on
          May 13, 1998)
25.2      Form T-1 Statement of Eligibility of Firstar Trust Company
          to act as Debenture Trustee under the FirstMerit Capital
          Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No.
          333-52581-01, filed by FirstMerit Capital Trust I, fka
          Signal Capital Trust I, on May 13, 1998)
21        Subsidiaries of FirstMerit Corporation
23        Consent of PricewaterhouseCoopers, L.L.P.
27        Financial Data Schedule
99        FirstMerit Corporation Supplemental Consolidated Balance
          Sheets and the related Supplemental Consolidated Statements of Income and Retained Earnings and of Cash Flows at
          December 31, 1998 and 1997, and the Consolidated Results of
          Operations and Cash Flows for each of the three years in the period ended December 31, 1998