Form 10-K/A
period 1998-12-31
FIRSTMERIT CORP /OH/
filed 1999-04-29
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                               Amendment No.1 to

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 17, 1999, in Part III.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth as follows:

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

/S/ JOHN R. COCHRAN                                      /S/ AUSTIN J. MULHERN
Chairman and Chief                                       Senior Vice President
Executive Officer                                        Chief Financial Officer

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

/S/ PRICEWATERHOUSECOOPERS LLP
January 31, 1999

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

FIRSTMERIT CORPORATION

EMPLOYEE STOCK PURCHASE PLAN

REPORT ON AUDITS OF FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

CONTENTS



                                                                                                                 PAGE
                                                                                                                 ----
Report of Independent Accountants.........................................................................          1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits
      at December 31, 1998 and 1997.......................................................................          2

  Statements of Changes in Net Assets Available for Plan
       Benefits for the years ended December 31, 1998 and 1997............................................          3

Notes to Financial Statements.............................................................................        4-5

FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

REPORT OF INDEPENDENT ACCOUNTANTS


To The Trustees of the
FirstMerit Corporation
Employee Stock Purchase Plan:



In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the FirstMerit Corporation Employee Stock Purchase Plan (the "Plan") at December 31, 1998 and 1997, and the related changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                              /s/ PricewaterhouseCoopers, L.L.P.





April 10, 1999

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1998 and 1997


                                        ASSETS                                                 1998            1997
                                                                                          --------------  --------------

 Cash                                                                                     $       2,855   $      42,652

 Contributions receivable                                                                        77,703          -

 Investment in FirstMerit Corporation common
       stock, at fair value                                                                      84,145          57,743
                                                                                          --------------  --------------

             Net assets available for plan benefits                                       $     164,703   $     100,395
                                                                                          ==============  ==============


 The accompanying notes are an integral part of the financial statements.




FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the years ended December 31, 1998 and 1997



                                                                                            1998              1997
                                                                                      ----------------  ----------------

 Additions to plan assets attributable to:
     Employee contributions                                                           $       770,208   $       445,681
     Employer contributions                                                                   200,000           148,339
     Dividend income                                                                            4,122             2,639
     Net appreciation (depreciation) in fair value of FirstMerit Corporation
          common stock                                                                       (25,908)             9,734
                                                                                      ----------------  ----------------

             Total additions                                                                  948,422           606,393
                                                                                      ----------------  ----------------

 Deductions from plan assets attributable to:
     Benefits paid to participants                                                            862,997         1,574,919
     Service fees                                                                              21,117            12,934
                                                                                      ----------------  ----------------

             Total deductions                                                                 884,114         1,587,853
                                                                                      ----------------  ----------------

             Net increase (decrease)                                                           64,308         (981,460)

 Net assets available for plan benefits, beginning of  year                                   100,395         1,081,855
                                                                                      ----------------  ----------------

 Net assets available for plan benefits, end of year                                  $       164,703   $       100,395
                                                                                      ================  ================


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

       CONTRIBUTIONS: Effective May 1, 1998, contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to ten percent of the participant's compensation. Prior to May 1, 1998, contributions were limited to five percent of the participant's compensation. The election to participate in the Plan must be completed on or before 5 days prior to the commencement of the monthly grant period.

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

       CONTRIBUTIONS RECEIVABLE: Contributions receivable consists of participant payroll deductions not yet transferred to Merrill Lynch.

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


FIRSTMERIT CORPORATION
EMPLOYEE STOCK PURCHASE PLAN

FIRSTMERIT CORPORATION AND
SUBSIDIARIES EMPLOYEES'
SALARY SAVINGS RETIREMENT PLAN

REPORT ON AUDITS OF FINANCIAL STATEMENTS
AND SUPPLEMENTAL SCHEDULES

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

INDEX OF FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                                                                  PAGES
                                                                                                                  -----
Report of Independent Accountants...........................................................................        1

Financial Statements:

    Statements of Net Assets Available for Plan Benefits
         at December 31, 1998 and 1997......................................................................        2

    Statement of Changes in Net Assets Available for Plan Benefits
         for the year ended December 31, 1998 ..............................................................        3

    Notes to Financial Statements...........................................................................     4-10



Supplemental Schedules:

    Item 27(a) - Schedule of Assets Held for Investment Purpose
        as of  December 31, 1998............................................................................       11

    Item 27(d) - Schedule of Reportable Transactions
        for the year ended December 31, 1998................................................................       12


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
FirstMerit Corporation



In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan (the "Plan") at December 31, 1998 and 1997, and the related changes in net assets available for plan benefits for the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules included on pages 11 and 12 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.


                                             /s/ PricewaterhouseCoopers, L.L.P.


April 10, 1999

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
December 31, 1998 and 1997


                                                                                         1998              1997
                                                                                    ---------------   ---------------
 Assets:
     Investments, at fair value:
       Mutual funds:
          Federated Government Obligations Fund                                     $    1,021,282    $      520,506
          Federated Short/Intermediate Government Fund                                   1,075,909           847,944
          Federated Capital Preservation Fund                                            2,921,528         2,678,250
          Fidelity Advisor Series IV Ltd. Term Bond Fund                                 1,139,031           989,140
          Fidelity Advisor Equity Portfolio Growth Fund                                  7,458,368         5,027,628
          Fidelity Blue Chip Growth Fund                                                 8,394,339         5,878,736
          Fidelity Overseas Fund                                                         1,844,625         1,673,510
          Newpoint Equity Fund                                                           3,765,394         2,747,782
                                                                                    ---------------   ---------------

                                                                                        27,620,476        20,363,496
                                                                                    ---------------   ---------------

       FirstMerit Corporation Common Stock                                              52,284,130        51,820,440
                                                                                    ---------------   ---------------

                    Total investments                                                   79,904,606        72,183,936
                                                                                    ---------------   ---------------

     Receivables:
       Receivable from participants                                                        165,911           140,296
       Receivable from employers                                                            98,686            84,454
       Loans to participants                                                               664,009           515,900
                                                                                    ---------------   ---------------

                    Total receivables                                                      928,606           740,650
                                                                                    ---------------   ---------------

     Other:
       Bank overdraft                                                                    (651,944)         (277,817)
                                                                                    ---------------   ---------------

                    Net assets available for plan benefits                          $   80,181,268    $   72,646,769
                                                                                    ===============   ===============


 The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS for the year ended December 31, 1998


 Additions:
     Contributions:
       Participants' contributions                                                                      $    3,768,860
       Employer's contributions                                                                              2,216,420
                                                                                                        ---------------

                                                                                                             5,985,280
                                                                                                        ---------------

 Investment income:
     Interest                                                                                                   42,260
     Dividends                                                                                               1,554,921
     Net realized gain and unrealized appreciation of investments                                            2,871,541
                                                                                                        ---------------

                                                                                                             4,468,722
                                                                                                        ---------------

 Assets received from new participants                                                                         783,591
                                                                                                        ---------------

               Total additions                                                                              11,237,593
                                                                                                        ---------------

 Deductions:
     Withdrawals by former participants                                                                      3,703,094
                                                                                                        ---------------

               Total deductions                                                                              3,703,094
                                                                                                        ---------------

               Excess of additions over deductions                                                           7,534,499

 Net assets available for plan benefits at beginning of period                                              72,646,769
                                                                                                        ---------------

 Net assets available for plan benefits at end of period                                                $   80,181,268
                                                                                                        ===============


 The accompanying notes are an integral part of these financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

  1.   DESCRIPTION OF THE PLAN:

       The following brief description of the FirstMerit Corporation and Subsidiaries ("FirstMerit") Employees' Salary Savings Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan's provisions.

       A.    GENERAL

             The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit who have six months of service and have attained the age of twenty-one. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       B.    CONTRIBUTIONS

             The Plan permits each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant's voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

             FirstMerit contributes as a matching contribution an amount equal to 50 percent of the participant's voluntary pretax contribution. FirstMerit will not make a matching contribution with respect to any portion of a participant voluntary pretax contribution that exceeds six percent of the participant's basic compensation. These employer matching contributions and earnings are immediately vested and non-forfeitable.

             The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant's voluntary pretax employee contributions which do not exceed three percent of the participant's basic compensation. Participants become vested in the Supplemental Matching Program upon achieving five years of service or upon attaining normal retirement age.

       C.    PARTICIPANTS' ACCOUNTS

             FirstMerit Bank, N.A. (a subsidiary of FirstMerit), as the trustee for the Plan, maintains separate accounts for each participant. The Plan allows participants to direct their contributions in FirstMerit Corporation common stock, a stable value fund, a short-term government bond fund, an intermediate bond fund, a high-quality, large capitalized stock fund, a blue chip growth fund, a growth stock fund, an international stock fund, or a combination thereof with the minimum investment in any option of 5%. Employer matching contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.

       D.    PAYMENT OF BENEFITS:

             Distributions to participants are made by one or more of the following methods: (1) a single lump-sum payment, in cash; or (2) payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participant's life expectancy at the date such payments commence, if less.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

       E.    ADMINISTRATIVE EXPENSES

             All expenses associated with administering the Plan, including the trustee's fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by FirstMerit.



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

       C.    INVESTMENTS

             Investments in securities are stated at fair value. The fair value of marketable securities is based on quotations obtained from national securities exchanges.

             The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31 and the current value of each unit based upon quotations and bids obtained from national securities exchanges on the securities in the funds.

             Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

             The Plan presents in the Statement of Changes in Net Assets Available for Plan Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

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


FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

3.     INVESTMENTS:

       During 1998 and 1997, the Plan's investments (including investments bought, sold, and held during the period) (depreciated) appreciated in value as follows:

                                                                                             1998             1997
                                                                                        ---------------  ---------------
           Mutual funds:
             Federated Short/Intermediate Government                                    $       10,951   $        2,855
             Fidelity Advisor Series IV Ltd. Term Bond                                          11,900            7,127
             Fidelity Advisor Equity Portfolio Growth                                        1,126,136          232,751
             Fidelity Blue Chip Growth Fund                                                  1,573,219          761,170
             Fidelity Overseas Fund                                                            123,590           34,324
             Newpoint Equity Fund                                                              594,112          275,413

           FirstMerit Corporation Common Stock                                             (3,762,895)       17,452,405
                                                                                        ---------------  ---------------

                     Total                                                              $    (322,987)   $   18,766,045
                                                                                        ===============  ===============

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



5.     PLAN TERMINATION:

       Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the FirstMerit Corporation Board of Directors.



6.     ASSET ALLOCATION:

       The allocation of net assets and changes in net assets for the separate investment funds are as follows:

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

       STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND:
       December 31, 1998

                                                                  FEDERATED                         FIDELITY        FIDELITY
                                                FIRSTMERIT          SHORT/         FEDERATED       ADVISOR          ADVISOR
                                               CORPORATION       INTERMEDIATE       CAPITAL      SERIES IV LTD.     EQUITY
                                                 COMMON          GOVERNMENT      PRESERVATION     TERM BOND        PORTFOLIO
                                               STOCK FUND           FUND             FUND            FUND        GROWTH FUND
                                             ---------------    --------------   -------------   -------------   -------------
Investments, at fair value:
  Mutual funds                               $     1,021,282    $    1,075,909   $   2,921,528   $   1,139,031   $   7,458,368
  FirstMerit Corporation Common Stock             52,284,130           -                -               -              -
                                             ---------------    --------------   -------------   -------------   -------------

          Total investments                       53,305,412         1,075,909       2,921,528       1,139,031       7,458,368
                                             ---------------    --------------   -------------   -------------   -------------

Receivables:
  Receivables from participants                     165,911
  Receivable from employer                           98,686
  Loans to participants                             664,009
                                             ---------------    --------------   -------------   -------------   -------------

          Total receivables                         928,606            -                -               -              -
                                             ---------------    --------------   -------------   -------------   -------------

Other:
  Book overdraft                                   (651,944)
                                             ---------------    --------------   -------------   -------------   -------------

Net assets available for plan benefits       $    53,582,074    $    1,075,909   $   2,921,528   $   1,139,031   $   7,458,368
                                             ===============    ==============   =============   =============   =============


                                              FIDELITY BLUE          FIDELITY
                                              CHIP GROWTH           OVERSEAS             NEWPOINT
                                                 FUND                 FUND              EQUITY FUND                TOTAL
                                             --------------       --------------       -------------       ------------------
Investments, at fair value:
  Mutual funds                               $    8,394,339       $    1,844,625       $   3,765,394       $       27,620,476
  FirstMerit Corporation Common Stock               -                    -                   -                     52,284,130
                                             --------------       --------------       -------------       ------------------

          Total investments                       8,394,339            1,844,625           3,765,394               79,904,606
                                             --------------       --------------       -------------       ------------------

Receivables:
  Receivables from participants                                                                                       165,911
  Receivable from employer                                                                                             98,686
  Loans to participants                                                                                               664,009
                                             --------------       --------------       -------------       ------------------

          Total receivables                         -                    -                   -                        928,606
                                             --------------       --------------       -------------       ------------------

Other:
  Book overdraft                                                                                                     (651,944)
                                             --------------       --------------       -------------       ------------------

Net assets available for plan benefits       $    8,394,339       $    1,844,625       $   3,765,394       $       80,181,268
                                             ==============       ==============       =============       ==================

Note: The FirstMerit Corporation Common Stock Fund includes cash, receivables from participants and employers and loans to participants.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND:
    DECEMBER 31, 1997

                                                           FEDERATED                      FIDELITY       FIDELITY
                                          FIRSTMERIT         SHORT/       FEDERATED        ADVISOR        ADVISOR
                                         CORPORATION     INTERMEDIATE      CAPITAL      SERIES IV LTD.    EQUITY      FIDELITY BLUE
                                            COMMON        GOVERNMENT     PRESERVATION     TERM BOND      PORTFOLIO     CHIP GROWTH
                                          STOCK FUND         FUND            FUND            FUND       GROWTH FUND      FUND
                                         ------------    ------------    ------------   ------------   ------------   ------------
Investments, at fair vlaue:
  Mutual funds                           $    520,506    $    847,944    $  2,678,250   $    989,140   $  5,027,628   $  5,878,736
  FirstMerit Corporation Common Stock      51,820,440
                                         ------------    ------------    ------------   ------------   ------------   ------------

          Total investments                52,340,946         847,944       2,678,250        989,140      5,027,628      5,878,736
                                         ------------    ------------    ------------   ------------   ------------   ------------

Receivables:
  Receivable from participants                140,296
  Receivable from employer                     84,454
  Loans to participants                       515,900
                                         ------------    ------------    ------------   ------------   ------------   ------------

          Total receivables                   740,650
                                         ------------    ------------    ------------   ------------   ------------   ------------

Other:
  Book overdraft                             (277,817)
                                         ------------    ------------    ------------   ------------   ------------   ------------

Net assets available for plan benefits   $ 52,803,779    $    847,944    $  2,678,250   $    989,140   $  5,027,628   $  5,878,736
                                         ============    ============    ============   ============   ============   ============


                                           FIDELITY
                                           OVERSEAS       NEWPOINT
                                             FUND        EQUITY FUND       TOTAL
                                         ------------   ------------   ------------
Investments, at fair vlaue:
  Mutual funds                           $  1,673,510   $  2,747,782   $ 20,363,496
  FirstMerit Corporation Common Stock                                    51,820,440
                                         ------------   ------------   ------------

          Total investments                 1,673,510      2,747,782     72,183,936
                                         ------------   ------------   ------------

Receivables:
  Receivable from participants                                              140,296
  Receivable from employer                                                   84,454
  Loans to participants                                                     515,900
                                         ------------   ------------   ------------

          Total receivables                                                 740,650
                                         ------------   ------------   ------------

Other:
  Book overdraft                                                           (277,817)
                                         ------------   ------------   ------------

Net assets available for plan benefits   $  1,673,510   $  2,747,782   $ 72,646,769
                                         ============   ============   ============

Note: The FirstMerit Corporation Common Stock Fund includes cash, receivables from participants and employers and loans to participants.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

     STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND:
     FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                  FEDERATED                       FIDELITY
                                                                   FIRSTMERIT      SHORT/         FEDERATED        ADVISOR
                                                                  CORPORATION   INTERMEDIATE       CAPITAL     SERIES IV LTD.
                                                                     COMMON      GOVERNMENT     PRESERVATION     TERM BOND
                                                                  STOCK FUND         FUND           FUND            FUND
                                                                ------------    ------------   ------------    ------------
Additions:
   Contributions:
     Participants' contributions                                $  1,275,195    $     98,498   $    223,240    $    128,708
     Employers' contributions                                      2,216,420           -              -               -
                                                                ------------    ------------   ------------    ------------
                                                                   3,491,615          98,498        223,240         128,708
                                                                ------------    ------------   ------------    ------------
Investment income:
   Interest                                                           42,260           -              -               -
   Dividends                                                       1,259,620          46,552        151,143          61,136
   Net unrealized appreciation (depreciation) of investments      (2,274,435)         12,111          -              17,058
                                                                ------------    ------------   ------------    ------------
                                                                    (972,555)         58,663        151,143          78,194
                                                                ------------    ------------   ------------    ------------

Assets received from new participants                                458,303          11,194          6,815          30,437
                                                                ------------    ------------   ------------    ------------

        Total additions                                            2,977,363         168,355        381,198         237,339
                                                                ------------    ------------   ------------    ------------

Deductions:
   Withdrawals by former participants                              2,282,815          22,116        442,080          50,037
                                                                ------------    ------------   ------------    ------------

        Total deductions                                           2,282,815          22,116        442,080          50,037
                                                                ------------    ------------   ------------    ------------

        Excess of additions over deductions                          694,548         146,239        (60,882)        187,302

Net transfers with other funds                                        83,747          81,726        304,160         (37,411)
                                                                ------------    ------------   ------------    ------------

Net change in assets during the year                                 778,295         227,965        243,278         149,891

Net assets available for plan benefits at beginning of period     52,803,779         847,944      2,678,250         989,140
                                                                ------------    ------------   ------------    ------------

Net assets available for plan benefits at end of period         $ 53,582,074    $  1,075,909   $  2,921,528    $  1,139,031
                                                                ============    ============   ============    ============

                                                                FIDELITY
                                                                 ADVISOR
                                                                 EQUITY       FIDELITY BLUE      FIDELITY
                                                                PORTFOLIO      CHIP GROWTH       OVERSEAS       NEWPOINT
                                                               GROWTH FUND        FUND             FUND        EQUITY FUND
                                                              ------------    ------------    ------------    ------------
Additions:
   Contributions:
     Participants' contributions                              $    667,260    $    776,957    $    241,559    $    357,443
     Employers' contributions                                        -               -               -               -
                                                              ------------    ------------    ------------    ------------
                                                                   667,260         776,957         241,559         357,443
                                                              ------------    ------------    ------------    ------------
Investment income:
   Interest                                                          -               -               -               -
   Dividends                                                         6,925          15,518          10,058           3,969
   Net unrealized appreciation (depreciation) of investments     2,035,274       2,072,289         198,654         810,590
                                                              ------------    ------------    ------------    ------------
                                                                 2,042,199       2,087,807         208,712         814,559
                                                              ------------    ------------    ------------    ------------

Assets received from new participants                               89,610         111,894          25,433          49,905
                                                              ------------    ------------    ------------    ------------

        Total additions                                          2,799,069       2,976,658         475,704       1,221,907
                                                              ------------    ------------    ------------    ------------

Deductions:
   Withdrawals by former participants                              261,058         361,403         121,204         162,381
                                                              ------------    ------------    ------------    ------------

        Total deductions                                           261,058         361,403         121,204         162,381
                                                              ------------    ------------    ------------    ------------

        Excess of additions over deductions                      2,538,011       2,615,255         354,500       1,059,526

Net transfers with other funds                                    (107,271)        (99,652)       (183,385)        (41,914)
                                                              ------------    ------------    ------------    ------------

Net change in assets during the year                             2,430,740       2,515,603         171,115       1,017,612

Net assets available for plan benefits at beginning of period    5,027,628       5,878,736       1,673,510       2,747,782
                                                              ------------    ------------    ------------    ------------

Net assets available for plan benefits at end of period       $  7,458,368    $  8,394,339    $  1,844,625    $  3,765,394
                                                              ============    ============    ============    ============




                                                                   TOTAL
                                                               ------------
Additions:
   Contributions:
     Participants' contributions                               $  3,768,860
     Employers' contributions                                     2,216,420
                                                               ------------
                                                                  5,985,280
                                                               ------------
Investment income:
   Interest                                                          42,260
   Dividends                                                      1,554,921
   Net unrealized appreciation (depreciation) of investments      2,871,541
                                                               ------------
                                                                  4,468,722
                                                               ------------

Assets received from new participants                               783,591
                                                               ------------

        Total additions                                          11,237,593
                                                               ------------

Deductions:
   Withdrawals by former participants                             3,703,094
                                                               ------------

        Total deductions                                          3,703,094
                                                               ------------

        Excess of additions over deductions                       7,534,499

Net transfers with other funds                                        -
                                                               ------------

Net change in assets during the year                              7,534,499

Net assets available for plan benefits at beginning of period    72,646,769
                                                               ------------

Net assets available for plan benefits at end of period        $ 80,181,268
                                                               ============

Note: The FirstMerit Corporation Common Stock Fund includes cash, receivables from participants and employers and loans to participants.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

7.     ACQUISITION:

       Effective April 1, 1999, the First Federal Savings and Loan of Wooster Savings and Investment Plan was merged into the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan. Assets with a value of $10,481,759 at December 31, 1998 are to be transferred to the Plan effective May 1, 1999.






FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

ITEM 27(A) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
December 31, 1998


                                                                                           COST           FAIR VALUE
                                                                                      ----------------  ----------------
 Mutual Funds:
     Federated Government Obligations Funds - 1,169.88 units                          $     1,021,282   $     1,021,282
     Federated Short/Intermediate Government  - 86,304.99 units                             1,057,047         1,075,909
     Federated Capital Preservation - 255,736.55 units                                      2,921,528         2,921,528
     Fidelity Advisor Series IV ltd. Term Bond - 93,260.08 units                            1,112,120         1,139,031
     Fidelity Advisor Equity Portfolio Growth - 90,699.41 units                             5,260,515         7,458,368
     Fidelity Blue Chip Growth - 134,709.23 units                                           5,482,274         8,394,339
     Fidelity Overseas Fund - 45,009.20 units                                               1,593,444         1,844,625
     Newpoint Equity Fund - 137,436.95 units                                                2,505,784         3,765,394
                                                                                      ----------------  ----------------
                                                                                           20,953,994        27,620,476

 FirstMerit Corporation Common Stock -1,826,271 shares                                     26,721,002        52,284,130
 Book overdraft                                                                             (651,944)         (651,944)
 Receivable from participants                                                                 165,911           165,911
 Receivable from employers                                                                     98,686            98,686
 Loans to participants - various interest rates, 5 year maximum unless
       mortgage 20 year maximum                                                               664,009           664,009
                                                                                      ----------------  ----------------

                                                                                      $    47,951,658   $    80,181,268
                                                                                      ================  ================





FIRSTMERIT CORPORATION AND SUBSIDIARIES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN for the year ended December 31, 1995

ITEM 27(D) - SCHEDULE OF REPORTABLE TRANSACTIONS for the year ended December 31, 1998


                                             NUMBER       NUMBER OF      PURCHASE     SELLING      COST OF         GAIN
           ASSET DESCRIPTION                OF SHARES    TRANSACTIONS     PRICE        PRICE        ASSET        ON SALE
 ---------------------------------------    ----------   ------------   -----------  -----------  -----------   -----------

 Category III:  Series of
      transactions in
 same security exceeds 5% of value

 FirstMerit Corporation Common Stock
 Issue:  337915102                            196,819            129    $5,506,207   $    -       $    -        $    -

 FirstMerit Corporation Common Stock
 Issue:  337915102                             93,230            173         -        2,668,513     2,650,066       18,447

 Federated Government Obligations Fund
 Issue:  60934N104                          5,805,371            198     5,805,371        -            -             -

 Federated Government Obligations Fund
 Issue:  60934N104                          5,304,607            151         -        5,304,607     5,304,607        -


 There were no Category I, II or IV reportable transactions during the year.




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

        Consolidated Statements of Income Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Changes in Shareholders' Equity Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows Years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements Years ended December 31, 1998, 1997 and 1996

        Management's Report

        Independent Auditors' Report

        Statements of Net Assets Available for FirstMerit Corporation Employee Stock Purchase Plan Benefits at December 31, 1998 and 1997

        Statements of Changes in Net Assets Available for FirstMerit Corporation Employee Stock Purchase Plan Benefits for the years ended December 31, 1998 and 1997

        Notes to Financial Statements

        Report of Independent Accountants

        Statements of Net Assets Available for FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan Benefits December 31, 1998 and 1997

        Statements of Changes in Net Assets Available for FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan Benefits for the years ended December 31, 1998 and 1997

        Notes to Financial Statements

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

     (c) Exhibits

        See the Exhibit Index.

     (d) Financial Statements

         See subparagraph (a)(1) above.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of April, 1999.

                            FIRSTMERIT CORPORATION


                            By: /s/ Austin J. Mulhern
                            Austin J. Mulhern, Senior Vice President
                            (Chief Financial Officer
                            and Chief Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.                                          ITEM

3.1 Amended and Restated Articles of Incorporation of FirstMerit Corporation

23                          Consent of PricewaterhouseCoopers, L.L.P.