Form 10-Q
period 1999-03-31
FIRSTMERIT CORP /OH/
filed 1999-05-14
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1999

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                    OUTSTANDING SHARES OF COMMON STOCK, AS OF
                                 MARCH 31, 1999
                                   91,080,526

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

           Consolidated Balance Sheets as of March 31, 1999, December 31, 1998 and March 31, 1998

           Consolidated Statements of Income and Comprehensive Income for the three-months ended March 31, 1999 and 1998

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1998 and for the three months ended March 31, 1999

           Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements as of March 31, 1999, December 31, 1998, and March 31, 1998

           Management's Discussion and Analysis of Financial Conditions as of March 31, 1999, December 31, 1998 and March 31, 1998 and Results of Operations for the quarters ended March 31, 1999 and 1998 and for the year ended December 31, 1998


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
       (In thousands)                                                      (Unaudited, except December 31, 1998)

                                                                           -------------------------------------

                                                                           March 31      December 31    March 31
                                                                           --------      -----------    --------

                                                                             1999           1998          1998
----------------------------------------------------------------------------------------------------- ------------

ASSETS
Investment securities                                                    $ 1,788,540      1,878,266      1,725,947
Federal funds sold                                                               964         31,739          3,496

Commercial loans                                                           2,757,242      2,613,838      2,171,294
Mortgage loans                                                             1,649,123      1,648,346      1,824,611
Installment loans                                                          1,227,716      1,270,014      1,127,762
Home equity loans                                                            376,072        306,358        290,762
Credit card loans                                                             99,107         99,541         90,867
Manufactured housing loans                                                   362,875        289,308        109,928
Leases                                                                       173,903        171,040        140,710
                                                                         -----------------------------------------

Total loans                                                                6,646,038      6,398,445      5,755,934
Less allowance for possible loan losses                                      102,359         96,149         70,839
                                                                         -----------------------------------------

    Net loans                                                              6,543,679      6,302,296      5,685,095

Cash and due from banks                                                      277,514        327,997        219,759
Premises and equipment, net                                                  138,670        140,841        109,094
Intangible assets                                                            166,529        169,725         49,170
Accrued interest receivable and other assets                                 259,282        175,160        184,547
                                                                         -----------------------------------------

                                                                         $ 9,175,178      9,026,024      7,977,108
                                                                         =========================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                            $ 1,009,876      1,026,377        759,846
  Demand-interest bearing                                                    687,056        917,765        520,269
  Savings                                                                  1,866,706      1,810,340      1,384,982
  Certificates and other time deposits                                     3,154,918      3,091,496      3,363,230
                                                                         -----------------------------------------

    Total deposits                                                         6,718,556      6,845,978      6,028,327
Securities sold under agreements to repurchase
  and other borrowings                                                     1,372,625      1,123,204      1,032,526
                                                                         -----------------------------------------

    Total funds                                                            8,091,181      7,969,182      7,060,853
Accrued taxes, expenses, and other liabilities                               174,770        117,714        133,142
                                                                         -----------------------------------------

    Total liabilities                                                      8,265,951      8,086,896      7,193,995

Mandatorily redeemable preferred securities                                   22,997         32,472         50,000

Shareholders' equity:
 Preferred stock, without par value: authorized 7 million shares
  Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding
  Convertible preferred stock, Series B, without par value; designated
    220,000 shares; 214,474, 403,232 and 428,842 shares outstanding at March 31, 1999, December 31, 1998 and March 31, 1998,
    respectively                                                               4,960          9,299          9,917
  Common stock, without par value:                                           127,939        122,387        121,180
    authorized 300 million shares; issued 92,054,156
    91,161,362 and 90,915,671 shares, respectively
  Capital surplus                                                            119,459        117,845         82,331
  Accumulated other comprehensive income                                      (3,270)         5,858          2,795
  Retained earnings                                                          651,368        668,837        659,958
  Treasury stock, at cost, 973,630, 1,166,604 and 8,015,875
    shares, respectively                                                     (14,226)       (17,570)      (143,068)
                                                                         -----------------------------------------

    Total shareholders' equity                                               886,230        906,656        733,113
                                                                         -----------------------------------------

                                                                         $ 9,175,178      9,026,024      7,977,108
                                                                         =========================================




FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS                                     Unaudited
                                                                    ----------------
LAST FIVE QUARTERS
-----------------------------------           ----------    ------------------------------------------------

(Dollars in thousands)                         1st Qtr      4th Qtr       3rd Qtr      2nd Qtr      1st Qtr
                                                 1999         1998         1998         1998         1998
--------------------------------------------------------    ------------------------------------------------

ASSETS
Investment securities                         $1,818,974    1,641,187    1,811,104    1,780,512    1,629,368
Federal funds sold                                 5,426      143,103       21,254       10,048        5,107

Commercial loans                               2,648,284    2,625,360    2,518,575    2,317,242    2,111,203
Mortgage loans                                 1,707,232    1,714,004    1,782,600    1,804,012    1,815,504
Installment loans                              1,368,905    1,260,757    1,231,310    1,171,196    1,131,813
Home Equity loans                                348,220      309,130      308,763      298,695      273,976
Credit card loans                                102,080       96,694       93,272       91,769       96,613
Manufactured housing loans                       168,503      266,759      204,376      138,999      125,138
Leases                                           170,352      187,638      198,657      167,068      185,536

                                              ----------    ------------------------------------------------
Loans less unearned income                     6,513,576    6,460,342    6,337,553    5,988,981    5,739,783
Less allowance for possible
  loan losses                                    101,788       95,211       80,774       76,033       69,745
                                              ----------    ------------------------------------------------

    Net loans                                  6,411,788    6,365,131    6,256,779    5,912,948    5,670,038

Cash and due from banks                          285,589      172,315      260,322      246,362      218,412
Premises and equipment, net                      140,149      140,872      144,844      129,135      131,129
Accrued interest receivable
  and other assets                               402,371      405,167      375,451      303,586      193,122
                                              ----------    ------------------------------------------------

Total Assets                                  $9,064,297    8,867,775    8,869,754    8,382,591    7,847,176
                                              ==========    ================================================


LIABILITIES
Deposits:
  Demand-non-interest bearing                 $1,066,573    1,000,358      951,559      869,547      821,952
  Demand-interest bearing                        659,189      671,672      582,894      556,069      507,749
  Savings                                      1,878,596    1,674,459    1,550,975    1,476,348    1,368,705
  Certificates and other time
    deposits                                   3,111,321    3,247,273    3,585,969    3,459,774    3,300,531
                                              ----------    ------------------------------------------------

    Total deposits                             6,715,679    6,593,762    6,671,397    6,361,738    5,998,937
Securities sold under agreements to
  repurchase and other borrowings              1,239,299    1,163,821    1,107,895    1,028,093      955,582
                                              ----------    ------------------------------------------------

    Total funds                                7,954,978    7,757,583    7,779,292    7,389,831    6,954,519
Accrued taxes, expenses and
  other liabilities                              172,874      151,472      141,243      140,770      130,951
                                              ----------    ------------------------------------------------

    Total liabilities                          8,127,852    7,909,055    7,920,535    7,530,601    7,085,470

Mandatorily redeemable preferred securities       22,997       41,676       50,000       50,000       12,500

SHAREHOLDERS' EQUITY                             913,448      917,044      899,219      801,990      749,206

                                              ----------    ------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY          $9,064,297    8,867,775    8,869,754    8,382,591    7,847,176
                                              ==========    ================================================



CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
=============================================================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES                              Quarters ended March 31,
---------------------------------------------------------------------------------------------

                                                                       ----------------------
(Unaudited and in thousands except share data)                            1999          1998
---------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                           $ 135,995      124,466
  Interest on securities and other funds                                  29,299       25,908
---------------------------------------------------------------------------------------------

      Total interest income                                              165,294      150,374
---------------------------------------------------------------------------------------------

Interest expense:
    Demand-interest bearing                                                1,098        1,435
    Savings                                                               10,355        8,022
    Certificates and other time deposits                                  40,144       43,273
    Interest on repurchase agreements and other borrowings                19,250       14,364
---------------------------------------------------------------------------------------------

     Total interest expense                                               70,847       67,094
---------------------------------------------------------------------------------------------

     Net interest income                                                  94,447       83,280
Provision for possible loan losses                                        16,398        6,164
---------------------------------------------------------------------------------------------

     Net interest income after provision
        for possible loan losses                                          78,049       77,116
---------------------------------------------------------------------------------------------

Other income:
  Trust department                                                         4,186        3,415
  Service charges on deposits                                              9,095        9,050
  Credit card fees                                                         5,619        4,009
  Service fees - other                                                     3,229        2,038
  Manufactured housing income                                              1,431        3,094
  Investment securities gains, net                                         5,541        1,569
  Loan sales and servicing                                                 2,008        3,429
  Other operating income                                                   6,940        5,977
---------------------------------------------------------------------------------------------

     Total other income                                                   38,049       32,581
---------------------------------------------------------------------------------------------

Other expenses:
  Salaries, wages, pension and benefits                                   42,271       31,605
  Net occupancy expense                                                    6,101        5,952
  Equipment expense                                                        4,514        3,307
  Amortization of intangibles                                              2,713        1,258
  Other operating expenses                                                49,817       24,727
---------------------------------------------------------------------------------------------

     Total other expenses                                                105,416       66,849
---------------------------------------------------------------------------------------------

     Income before federal income taxes and extraordinary item            10,682       42,848
Federal income taxes                                                       5,339       13,475
---------------------------------------------------------------------------------------------

     Income before extraordinary item                                      5,343       29,373

Extraordinary item - extinguishment of debt (net of taxes of $3,148)      (5,847)          --
---------------------------------------------------------------------------------------------

     Net income (loss)                                                     ($504)      29,373
=============================================================================================

Other comprehensive income (loss), net of taxes:
 Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period               (5,526)        (347)
    Less: reclassification for gains realized in net income                3,602        1,020
---------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of taxes                           (9,128)      (1,367)
---------------------------------------------------------------------------------------------

    Comprehensive income (loss)                                          ($9,632)      28,006
=============================================================================================

 Net income (loss) applicable to common shares                           ($3,225)      29,198
=============================================================================================

Weighted-average common shares outstanding - basic                        91,007       83,383
=============================================================================================

Weighted-average common shares outstanding - diluted                      92,597       85,209
=============================================================================================

Basic net income per share:
   Income before extraordinary charge                                  $    0.06         0.35
   Extraordinary item - extinguishment of debt, net of taxes               (0.06)        0.00
---------------------------------------------------------------------------------------------

Basic net income (loss) per share                                         ($0.00)        0.35
=============================================================================================

Diluted net income (loss) per share:
   Income (loss) before extraordinary item                             $    0.06         0.35
   Extraordinary item                                                      (0.06)        0.00
---------------------------------------------------------------------------------------------

Diluted net income (loss) per share                                    $    0.00         0.35
=============================================================================================

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
====================================================================================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)

--------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1999 and                                                                  Accumulated
  year ended 1998 and 1997                                                                               Other
                                                                     Preferred   Common     Capital   Comprehensive
                                                                       Stock     Stock      Surplus       Income
--------------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1996                                          $ 22,693     114,149      64,462      (3,396)
  Net income                                                              --          --          --          --
  Cash dividends-common stock ($0.61 per share)                           --          --          --          --
  Stock options exercised/debentures or preferred stock converted    (12,776)      4,182      11,736          --
  Shares issued-acquisition                                               --         549       4,911          --
  Treasury shares purchased                                               --          --          --          --
  Stock dividends                                                         --       1,013      (1,013)         --
  Market adjustment investment securities                                 --          --          --       7,999
  Other                                                                   --          --         199          --
--------------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1997                                          $  9,917     119,893      80,297       4,603
  Net income                                                              --          --          --          --
  Cash dividends - common stock ($0.66/share) and preferred stock         --          --          --          --
  Acquisition adjustment of fiscal year                                   --          --          --          --
  Stock options exercised/debentures or preferred stock converted       (618)        400       3,717          --
  Treasury shares purchased                                               --          --          --          --
  Treasury shares reissued - acquisition                                  --          --      25,919          --
  Treasury shares reissued - public offering                              --          --       6,518          --
  Stock dividends                                                         --       1,929      (1,929)         --
  Market adjustment investment securities                                 --          --          --       1,255
  Other                                                                   --         165       3,323          --
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                           9,299     122,387     117,845       5,858
  Net income (loss)                                                       --          --          --          --
  Cash dividends - common stock ($0.18 per share)                         --          --          --          --
  Cash dividends - preferred stock                                        --          --          --          --
  Stock options exercised/debentures or preferred stock converted     (4,339)      5,597       1,614          --
  Market adjustment investment securities                                 --          --          --      (9,128)
  Other                                                                   --         (45)         --          --
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                           $  4,960     127,938     119,459      (3,270)
====================================================================================================================



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
========================================================================================================

FIRSTMERIT CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------
(In thousands except per share data)

--------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999 and
  year ended 1998 and 1997                                                                    Total
                                                                     Retained    Treasury  Shareholders'
                                                                     Earnings     Stock       Equity
--------------------------------------------------------------------------------------------------------
                      >
Balance at Year Ended 1996                                           582,519     (68,944)    711,483
  Net income                                                         114,708          --     114,708
  Cash dividends-common stock ($0.61 per share)                      (44,136)         --     (44,136)
  Stock options exercised/debentures or preferred stock converted     (1,428)      1,616       3,332
  Shares issued-acquisition                                            1,499          --       6,959
  Treasury shares purchased                                               --     (51,147)    (51,147)
  Stock dividends                                                         (5)       (722)       (727)
  Market adjustment investment securities                                 --          --       7,999
  Other                                                               (1,250)        257        (794)
--------------------------------------------------------------------------------------------------------
Balance at Year Ended 1997                                           651,907    (118,940)    747,677
  Net income                                                          72,517          --      72,517
  Cash dividends - common stock ($0.66/share) and preferred stock    (50,525)         --     (50,525)
  Acquisition adjustment of fiscal year                               (1,857)         --      (1,857)
  Stock options exercised/debentures or preferred stock converted     (2,607)     12,111      13,003
  Treasury shares purchased                                               --     (25,703)    (25,703)
  Treasury shares reissued - acquisition                                  --      89,286     115,205
  Treasury shares reissued - public offering                              --      20,806      27,324
  Stock dividends                                                         --          --           0
  Market adjustment investment securities                                 --          --       1,255
  Other                                                                 (598)      4,870       7,760
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                         668,837     (17,570)    906,656
  Net income (loss)                                                     (504)         --        (504)
  Cash dividends - common stock ($0.18 per share)                    (16,412)         --     (16,412)
  Cash dividends - preferred stock                                       (87)         --         (87)
  Stock options exercised/debentures or preferred stock converted         --       2,556       5,428
  Market adjustment investment securities                                 --          --      (9,128)
  Other                                                                 (466)        788         277
--------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                            651,368     (14,226)    886,230
========================================================================================================


FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1999 and 1998

(in thousands)

                                                                      ---------------------
                                                                      1999           1998
                                                                      ---------------------
Operating Activities
--------------------
Net income                                                               ($504)      29,373
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                           16,398        6,164
    Provision for depreciation and amortization                          4,847        4,984
    Amortization of investment securities premiums, net                    685          347
    Amortization of income for lease financing                         (11,360)      (2,603)
    Gains on sales of investment securities, net                        (5,541)      (1,569)
    Deferred federal income taxes                                       (2,122)        (821)
    Increase in interest receivable                                    (13,603)      (1,170)
    Increase in interest payable                                        12,038          890
    Amortization of values ascribed to acquired intangibles              2,713        1,258
    Other increases                                                    (16,276)     (27,402)
                                                                      --------     --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (12,725)       9,451
                                                                      --------     --------
Investing Activities
--------------------
Dispositions of investment securities:
Available-for-sale - sales                                             302,898      233,625
Available-for-sale - maturities                                        110,706       72,302
Purchases of investment securities available-for-sale                 (334,493)    (477,346)
Net decrease in federal funds sold                                      30,775       65,795
Net increase in loans and leases, except sales                        (246,421)    (166,452)
Sales of loans                                                               -      143,674
Purchases of premises and equipment                                     (6,172)      (5,510)
Sales of premises and equipment                                          3,496       20,804
                                                                      --------     --------
NET CASH USED BY INVESTING ACTIVITIES                                 (139,211)    (113,108)
                                                                      --------     --------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits                      (190,844)    (479,944)
Net increase in time deposits                                           63,422      488,007
Net increase in securities sold under repurchase agreements and
  other borrowings                                                     249,421       90,696
Proceeds from mandatorily redeemable preferred securities                    -       50,000
Repayment of mandatorily redeemable preferred securities                (9,475)           -
Cash dividends                                                         (16,499)     (12,029)
Purchase of treasury shares                                                  -      (24,875)
Proceeds from exercise of stock options                                  5,428          423
                                                                      --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              101,453      112,278
                                                                      --------     --------

Increase (decrease) in cash and cash equivalents                       (50,483)       8,621
Cash and cash equivalents at beginning of year                         327,997      211,138
                                                                      --------     --------
Cash and cash equivalents at end of year                              $277,514      219,759
                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                 $31,125       48,129
  Income taxes                                                         $10,565        7,768
                                                                      ========     ========

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 1999, December 31, 1998 and March 31, 1998

1. Organization - FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, Signal Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, Mobile Consultants, Inc., and SF Development Corp.

2. Acquisitions and Merger-related Costs - On May 22, 1998, the Corporation completed the acquisition of CoBancorp Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666 million. CoBancorp, Inc. ("COBI") was merged with and into the Corporation and accounted for under purchase accounting requirements. At the time of the merger, the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.897 million shares of its common stock (valued at $29.375/share), paid approximately $50.0 million in cash, and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $136.5 million that will be amortized primarily over 25 years.

         The following pro forma information is not necessarily indicative of the results which actually would have been obtained if the merger had been consummated in the past or which may be obtained in the future.


----------------------------------------------------------------------------------
                                                                         Pro Forma
                              FirstMerit     CoBancorp    Adjustments     Combined
----------------------------------------------------------------------------------
  Three months ended March
  31, 1998:
----------------------------------------------------------------------------------
Interest income              $   150,374        11,942           354       162,670
----------------------------------------------------------------------------------
Net interest income               83,280         7,295        -1,151        89,424
----------------------------------------------------------------------------------
Net income                        29,373         1,307        -1,913        28,767
----------------------------------------------------------------------------------
Weighted average diluted
shares                        85,208,834     3,483,304                  89,463,689
----------------------------------------------------------------------------------
Earnings per diluted share   $      0.35          0.38                        0.32
----------------------------------------------------------------------------------




         On September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First merger as a pooling-of-interests for accounting purposes.

         On October 23, 1998, the Corporation completed the acquisition of Security First Corp. ("Security First"), a $678 million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, the notes thereto and management's discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The components of these costs and the remaining unpaid amounts at December 31, 1998 and March 31, 1999 are shown in the following table. The remaining liability at March 31, 1999 is expected to be paid during 1999 and is not expected to have any adverse effect on liquidity.

Dollars in thousands

-----------------------------------------------------------------------------------------------
                                          Costs
         Description of Cost             Accrued    Remaining Liability     Remaining Liability
                                         in 1998    December 31, 1998         March 31, 1999
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
  Salary, wages and benefits             $ 1,689            50                       42
-----------------------------------------------------------------------------------------------
  Occupancy and equipment expense            552           511                      482
-----------------------------------------------------------------------------------------------
  Loan conversion expense                  1,516         1,031                      844
-----------------------------------------------------------------------------------------------
  Professional services                    4,450         1,467                        -
-----------------------------------------------------------------------------------------------
  Other operating expenses                 1,576         1,196                    1,417
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
        TOTAL OTHER EXPENSES               9,783         4,255                    2,785
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
  Reduction of other operating income         89             -                        -
-----------------------------------------------------------------------------------------------
  Provision for loan losses conforming
  entry                                    7,300             -                        -
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                     Totals              $17,172         4,255                    2,785



         On February 12, 1999, the Corporation completed the acquisition of Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio. Under terms of the merger agreement, the fixed exchange ratio was 1.32 shares of FirstMerit common stock for each share of Signal common stock and one share of FirstMerit Series B preferred stock for each share of Signal Series B preferred stock. Based on the closing price of $25.00 per common share and $71.00 per Series B preferred share, the transaction, accounted for as a pooling-of-interests, was valued at approximately $436 million. The accompanying consolidated financial statements, the notes thereto and management's discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. Pro forma information for the separate entities and for the combined entity from January 1, 1999 through the February 12, 1999 acquisition date is not presented due to immateriality.

         In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $43.8 million, before taxes, or $32.3 million after taxes. The components of these costs and the remaining unpaid amounts at March 31, 1999 is expected to be paid during the remainder of 1999 and is not expected to have a material impact on liquidity.


Dollars in thousands


-------------------------------------------------------------------------------------------
               Description                                Costs
                 of Cost                                 Accrued        Remaining Liability
                                                       1st Qtr 1999       March 31, 1999
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Salary, wages and benefits                              $7,736               1,555
-------------------------------------------------------------------------------------------
  Loan conversion expense.                                 7,016               1,663
-------------------------------------------------------------------------------------------
  Professional services                                    8,856                 295
-------------------------------------------------------------------------------------------
  Other operating expenses                                10,014               6,483
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
          TOTAL OTHER EXPENSES                            33,622               9,996
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
  Provision for loan losses conforming entry              10,200
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
                Totals                                   $43,822               9,996
-------------------------------------------------------------------------------------------

3. Segment Information - The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation's results through its major segment classification - Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation's business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three months ended March 31, 1999:

(in thousands)

---------------------------------------------------------------------------------------------
                                    Super-
                                  community                     Adjustments/      FirstMerit
                                   Banking     Parent/Others    eliminations     Consolidated
---------------------------------------------------------------------------------------------
  OPERATIONS:
---------------------------------------------------------------------------------------------
  Net interest income           $   95,872        -1,425                            94,447
---------------------------------------------------------------------------------------------
  Provision for possible
  loan losses                       16,218           180                            16,398
---------------------------------------------------------------------------------------------
  Other income                      36,848         2,940          -1,739            38,049
---------------------------------------------------------------------------------------------
  Other expenses                   105,433         1,722          -1,739           105,416
---------------------------------------------------------------------------------------------
  Income before
  extraordinary charge               6,349        -1,006                             5,343
---------------------------------------------------------------------------------------------
  Net income (loss)                    502        -1,006               0              -504
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  AVERAGES:
---------------------------------------------------------------------------------------------
  Assets                        $9,061,556         2,741                         9,064,297
---------------------------------------------------------------------------------------------
  Loans                          6,504,795         8,781                         6,513,576
---------------------------------------------------------------------------------------------
  Earnings assets                8,379,858       -41,882                         8,337,976
---------------------------------------------------------------------------------------------
  Deposits                       6,781,125       -65,446                         6,715,679
---------------------------------------------------------------------------------------------
  Shareholders' equity          $  828,580        84,868                           913,448
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
  RATIOS:
---------------------------------------------------------------------------------------------
  ROE                                 0.24%           NM              NM             -0.22%
---------------------------------------------------------------------------------------------
  ROA                                -0.02%           NM              NM             -0.02%
---------------------------------------------------------------------------------------------
  Efficiency ratio*                     NM            NM              NM             53.92%
---------------------------------------------------------------------------------------------


NM - Not Meaningful
* - Adjusted for merger-related and conforming expenses and extraordinary item

         The table below presents estimated revenues from external customers, by product and service group for the 1999 first quarter:


--------------------------------------------------------------------------------
  (in thousands)            Retail       Commercial      Trust          Total
                                                        Services
--------------------------------------------------------------------------------
  Interest and fees          $98,099       86,726         4,186         189,011
--------------------------------------------------------------------------------
  Service charges              9,883        2,441                        12,324
--------------------------------------------------------------------------------
  Loan sales/service           2,008                                      2,008
--------------------------------------------------------------------------------
           Totals           $109,990       89,167         4,186         203,343
--------------------------------------------------------------------------------


4. Earnings per Share - The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with that of diluted EPS is presented as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                 Income (loss)     Common shares          Per common
                                                                  (numerator)      (denominator)         share amount
---------------------------------------------------------------------------------------------------------------------
  THREE MONTHS ENDED MARCH 31, 1999:
---------------------------------------------------------------------------------------------------------------------
  Income before extraordinary charge                                $5,343
---------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                   -504
---------------------------------------------------------------------------------------------------------------------
  Less: preferred stock dividends                                      -87
---------------------------------------------------------------------------------------------------------------------
  Net income (loss) available to common
  shareholders                                                       -$591
---------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                                                  91,006,738
---------------------------------------------------------------------------------------------------------------------
  EARNINGS PER BASIC COMMON SHARE                                                                             $0.00
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Net income (loss) available to common
  shareholders                                                       -$591
---------------------------------------------------------------------------------------------------------------------
  Add: preferred stock dividends                                        87
---------------------------------------------------------------------------------------------------------------------
  Add: interest expense on convertible bonds, net                       21
---------------------------------------------------------------------------------------------------------------------
  Income (loss) available to common shareholders                     -$483
---------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                                                  91,006,738
---------------------------------------------------------------------------------------------------------------------
  Equivalents from stock options                                                        844,940
---------------------------------------------------------------------------------------------------------------------
  Equivalents from convertible debentures                                               149,659
---------------------------------------------------------------------------------------------------------------------
  Equivalents from convertible preferred securities                                     594,947
---------------------------------------------------------------------------------------------------------------------
  Avg common stock and equivalents outstanding                                       92,596,284
---------------------------------------------------------------------------------------------------------------------
  EARNINGS PER DILUTED COMMON SHARE                                                                           $0.00
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  THREE MONTHS ENDED MARCH 31, 1998:
---------------------------------------------------------------------------------------------------------------------
  Net income                                                       $29,373
---------------------------------------------------------------------------------------------------------------------
  Less: preferred stock dividends                                     -175
---------------------------------------------------------------------------------------------------------------------
  Net income available to common shareholders                      $29,198
---------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                                                  83,383,205
---------------------------------------------------------------------------------------------------------------------
  EARNINGS PER BASIC COMMON SHARE                                                                             $0.35
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Net income available to common shareholders                      $29,198
---------------------------------------------------------------------------------------------------------------------
  Add: preferred stock dividends                                       175
---------------------------------------------------------------------------------------------------------------------
  Add: interest expense on convertible bonds, net                       77
---------------------------------------------------------------------------------------------------------------------
  Income available to common shareholders                          $29,450
---------------------------------------------------------------------------------------------------------------------
  Average common shares outstanding                                                  83,383,205
---------------------------------------------------------------------------------------------------------------------
  Common stock equivalents*                                                           1,825,629
---------------------------------------------------------------------------------------------------------------------
  Avg common stock and equivalents outstanding                                       85,208,834
---------------------------------------------------------------------------------------------------------------------
  EARNINGS PER DILUTED COMMON SHARE                                                                           $0.35
---------------------------------------------------------------------------------------------------------------------





* - For the three months ended March 31, 1998 breakout of stock equivalents not available.

5. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement will be effective for all fiscal quarters beginning after June 15, 1999 (third quarter 1999 for the Corporation).

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the March 31, 1999 and 1998 and December 31, 1998 statements of condition and the results of operations for the quarters ended March 31, 1999 and 1998.

7. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled "Forward-looking Statements" in the Corporation's Form 10-K for the period ended December 31, 1998.


AVERAGE CONSOLIDATED BALANCE SHEETS
FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL
============================================================================================================================
FIRSTMERIT CORPORATION AND SUBSIDIARIES                           Three months ended                         Year ended
------------------------------------------------------  --------------------------------------  ----------------------------
(Dollars in thousands)                                              March 31, 1999                       December 31, 1998
------------------------------------------------------  --------------------------------------  ----------------------------
                                                          Average                   Average         Average
                                                          Balance      Interest       Rate          Balance         Interest
------------------------------------------------------  --------------------------------------  ----------------------------
ASSETS
Investment securities:

  U.S. Treasury securities and U.S.
    Government agency obligations
    (taxable)                                           $1,406,055      21,215        6.12%        1,466,525          92,646
  Obligations of states and
    political subdivisions
    (tax-exempt)                                           131,407       2,845        8.78%           98,457           7,767
  Other securities                                         281,512       6,275        9.04%          150,561           9,504
------------------------------------------------------  --------------------------------------  ----------------------------
    Total investment securities                          1,818,974      30,335        6.76%        1,715,543         109,917
Federal funds sold & other interest-earning assets           5,426          66        4.93%           44,878           2,400
Loans                                                    6,513,576     136,067        8.47%        6,131,665         533,732

   Total earning assets                                  8,337,976     166,468        8.10%        7,892,086         646,049
Allowance for possible loan losses                        (101,788)                                  (80,441)
Cash and due from banks                                    285,589                                   204,353
Other assets                                               542,520                                   504,577
------------------------------------------------------  --------------------------------------  ----------------------------
  Total assets                                          $9,064,297                                 8,520,575
======================================================  ======================================  ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                 1,066,573          --          --         1,083,354              --
  Demand-
    interest bearing                                       659,189       1,098        0.68%          752,096          13,222
  Savings                                                1,878,596      10,355        2.24%        1,600,122          44,077
  Certificates and other time deposits                   3,111,321      40,144        5.23%        3,019,637         165,198
------------------------------------------------------  --------------------------------------  ----------------------------
    Total deposits                                       6,715,679      51,597        3.12%        6,455,209         222,497
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                       1,239,299      19,250        6.30%        1,063,848          63,879
------------------------------------------------------  --------------------------------------  ----------------------------
   Total interest bearing liabilities                    6,888,405      70,847        4.17%        6,435,703         286,376

Other liabilities                                          172,874                                   143,417

Mandatorily redeemable preferred securities                 22,997                                    16,236

Shareholders' equity                                       913,448                                   841,865
------------------------------------------------------  --------------------------------------  ----------------------------
  Total liabilities and shareholders'
    equity                                               9,064,297                                 8,520,575
======================================================  ======================================  ============================
Net yield on earning assets                              8,337,976      95,621        4.65%        7,892,086         359,673
======================================================  ======================================  ============================
Interest rate spread                                                                  3.93%
======================================================  ======================================  ============================



AVERAGE CONSOLIDATED BALANCE SHEETS
FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL
===================================================================================================================
FIRSTMERIT CORPORATION AND SUBSIDIARIES                  Year Ended                  Three months ended
------------------------------------------------------  -------------  --------------------------------------------
(Dollars in thousands)                                December 31, 1998                March 31, 1998
------------------------------------------------------  -------------  --------------------------------------------
                                                          Average            Average                        Average
                                                            Rate             Balance       Interest          Rate
------------------------------------------------------  -------------  --------------------------------------------
ASSETS
Investment securities:

  U.S. Treasury securities and U.S.
    Government agency obligations
    (taxable)                                               6.32%           1,433,844        23,324          6.60%
  Obligations of states and
    political subdivisions
    (tax-exempt)                                            7.89%              81,468           986          4.91%
  Other securities                                          6.31%             114,056         2,236          7.95%
------------------------------------------------------  -------------  --------------------------------------------
    Total investment securities                             6.41%           1,629,368        26,546          6.61%
Federal funds sold & other interest-earning assets          5.35%               5,107            79          6.27%
Loans                                                       8.70%           5,739,783       124,466          8.79%

   Total earning assets                                     8.19%           7,374,258       151,091          8.31%
Allowance for possible loan losses                                            (69,745)
Cash and due from banks                                                       218,412
Other assets                                                                  324,251
------------------------------------------------------  -------------  --------------------------------------------
  Total assets                                                             $7,847,176
======================================================  =============  ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                      --              821,952            --            --
  Demand-
    interest bearing                                        1.76%             507,749         1,435          1.15%
  Savings                                                   2.75%           1,368,705         8,022          2.38%
  Certificates and other time deposits                      5.47%           3,300,531        43,273          5.32%
------------------------------------------------------  -------------  --------------------------------------------
    Total deposits                                          3.45%           5,998,937        52,730          3.56%
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                          6.00%             955,582        14,364          6.10%
------------------------------------------------------  -------------  --------------------------------------------
   Total interest bearing liabilities                       4.45%           6,132,567        67,094          4.44%

Other liabilities                                                             130,951

Mandatorily redeemable preferred securities                                    12,500

Shareholders' equity                                                          749,206
------------------------------------------------------  -------------  --------------------------------------------
  Total liabilities and shareholders'
    equity                                                                  7,847,176
======================================================  =============  ============================================
Net yield on earning assets                                 4.56%           7,374,258        83,997          4.62%
======================================================  =============  ============================================
Interest rate spread                                        3.74%                                            3.87%
======================================================  =============  ============================================


Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's first quarter 1999 loss totaled $504 thousand, or less than one cent per share. If merger-related expenses and an extraordinary charge related to extinguishment of debt are excluded, earnings were $37.6 million, or $0.41 per common share, a 28% increase in earnings and 18% increase in earnings per share compared to the same period one year ago.

         These results reflect the restatement of both quarters' financial information to account for the acquisition of Signal Corp on February 12, 1999 on a pooling-of-interests basis. Additionally, first quarter 1999 results include the assets and earnings of CoBancorp, which was accounted for as a purchase and merged with and into FirstMerit on May 22, 1998.

         Adjusted to exclude merger-related charges and the extraordinary item, ROE for the first quarter was 16.7% compared with 15.9% the prior year first quarter. ROA, on an adjusted basis, was 1.68% compared with 1.52% last year.

         First quarter 1999 net interest income on a fully tax-equivalent basis
(FTE) was $95.6 million compared to $84.0 million for the prior year period, an increase of 13.8%. The rise was primarily due to higher earning assets, as opposed to yield. A portion of the increase in earning assets is due to CoBancorp results being included in the 1999 quarter but not the 1998 quarter. Specifically, average earning assets increased 13.1% quarter-over-quarter and the net interest margin rose 3 basis points from 4.62% to 4.65% during the same period.

         Adjusted net revenue, defined as net interest income FTE plus other income less gains from the sales of securities, for the first quarter of 1999 was $128.1 million, an 11.4% gain above the first quarter 1998 level of $115.0 million. An indeterminable portion of the fee increase was due to the contribution of CoBancorp. Excluding gains from the sale of securities, non-interest income was $32.5 million in 1999 compared with $31.0 million for the prior year quarter, an increase of 4.8%. Income from manufactured housing activity and from loan sales and servicing was less than 1998's first quarter but was more than offset by the improvement in trust, credit card and other service fees. Other income less securities gains as a percentage of net revenues was 25.4% in the first quarter of 1999 and 27.0% for the 1998 period.

         Other expenses for the quarter were $105.4 million. Excluding the $33.6 million charge related to the Signal Corp merger, other expenses totaled $71.8 million, 7.4% higher than the comparable 1998 period. As mentioned previously, a portion of the increase is due to the inclusion of CoBancorp in the first quarter of 1999. With the exception of intangible amortization expense, which was up $1.5 million due to added Goodwill from the CoBancorp purchase, other expense categories as a percentage of total expenses were consistent in both periods. On an adjusted basis, first quarter efficiency ratios were 53.9% in 1999 and 57.0% in 1998.

         Quarter-end assets for 1999 were $9.2 billion, an increase of 15.0% above the $8.0 billion reported for the 1998 quarter. Earning assets at March 31, 1999 were $8.4 billion compared with $7.5 billion for the 1998 quarter, a gain of 12.7%. At period end, total loans, net of unearned interest, were $6.6 billion, up 15.5% from March 31, 1998. Commercial loans continue to outpace overall portfolio growth, up 27.0 % above the prior year, while mortgage loans, down 9.6 % from year earlier levels, continue to be securitized and sold as gains are recognized and proceeds reinvested in higher-yielding commercial and installment loans. The March 31, 1998 asset totals for CoBancorp were as follows: quarter-end assets $644 million, earning assets $579 million, and total loans $412 million.

         The provision for loan losses of $16.4 million in the first quarter of 1999 includes a merger-related increase of $10.2 million. If the merger charge is excluded, the provision was $6.2 million, the same amount recorded during the three months ended March 31, 1998. Net charge-offs as a percentage of average loans outstanding were 0.72% for first quarter 1999 and the allowance as a percentage of outstanding loans was 1.54% compared with 1.23% at the end of the prior year quarter. If charge-offs recorded during the first quarter related to the Signal acquisition are excluded, the net first quarter 1999 charge-off ratio would have approximated FirstMerit historical levels.

         Total deposits grew 11.4%, ending the period at $6.7 billion compared to $6.0 billion for the prior year quarter. Certificates and other time deposits declined 6.2%, but were strongly offset by 33.7% growth in aggregate demand deposits and savings accounts. Deposits as a funding source remained unchanged at approximately 80% of earning assets for both periods. CoBancorp deposits at March 31, 1998 were $560.0 million.

         Shareholders' equity ended the quarter at $886.2 million, an increase of 20.9%, or $153.1 million, above the prior year level of $733.1 million. Earnings, treasury shares reissued as part of a secondary offering and in connection with the acquisitions of Security First and Signal Corp, as well as the exclusion of CoBancorp's equity from 1998 totals accounted for the increase. Dividends paid were $16.5 million in the quarter and common shares outstanding totaled approximately 91 million at March 31, 1999.

         On April 26, 1999, the Corporation announced a new share repurchase program to repurchase up to 1.65 million of Firstmerit's common stock. The Corporation anticipates the repurchases will be made periodically throughout the next two years. The shares may be repurchased in the open market or in privately negotiated transactions. The reacquired common shares will be held in treasury for reissue for various corporate purposes, including employee stock option plans.

         The components of change in per share income for the quarters ended March 31, 1999 and 1998 were as follows:



 CHANGES IN EARNINGS PER SHARE
 -----------------------------

                                                    Three months ended           Three months ended
                                                          Core*                      As Repoted
                                                        March 31,                    March 31,
                                                        1999/1998                    1999/1998
                                               ----------------------------------------------------------

 Diluted net income per share March 31, 1998
                                                                      $0.35                         0.35

 Increases (decreases) due to:

 Net interest income - taxable equivalent                              0.12                         0.12
 Provision for possible loan losses                                      --                        -0.11
 Other income                                                          0.04                         0.04
 Other expenses                                                       -0.04                        -0.41
 Federal income taxes - taxable equivalent
                                                                      -0.03                         0.07
 Extraordinary item-extinguishment of debt
                                                                         --                        -0.06
 Change in share base                                                 -0.03                           --
                                               ----------------------------------------------------------

 Net change in diluted net income per share
                                                                       0.06                        -0.35
                                               ----------------------------------------------------------

 Diluted net income per share March 31, 1999
                                                                      $0.41                         0.00
                                               ==========================================================


* - The term "core" is defined as excluding merger-related and conforming accounting expenses associated with the Signal acquisition and the extraordinary charge from extinguishment of debt. See Note 2 to the Consolidated Financial Statements for more information.

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

         Net interest income FTE for the quarter ended March 31, 1999 was $95.6 million compared to $84.0 million for the same period one year ago, an increase of $11.6 million. The 1998 results do not include the activity from the purchase acquisition of CoBancorp on May 22, 1998. CoBancorp's separately reported net interest income for the 1998 quarter was $7.3 million. The increase in net interest income FTE occurred because interest income from higher average earning assets outpaced the additional interest expense incurred to fund the growth. An analysis of changes in individual components of interest income and interest expense follows and is also illustrated in the table covering this subject.

         The single greatest contributor to higher interest income during the quarter was an increase in average loan outstandings from $5.7 billion to $6.5 billion which created $16.2 million of additional loan income compared to first quarter 1998. This increase was offset by declining yields, 8.47% in 1999 and 8.79% in 1998, reducing interest income for the first quarter 1999 by $4.6 million. The net effect of the changes in loan volume and rates was an increase in interest income of $11.6 million, the same as the change in total net interest income between the two periods.

         The increase in interest expense was entirely volume driven. Higher average balances in customer deposit and wholesale borrowings increased interest expense by $5.0 million. Lower rates paid on these funds, however, decreased interest expense by $1.3 million compared to the same quarter last year.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)

                                 Quarters ended
                                   March 31,
                                 1999 and 1998
                               Increase (Decrease)
                            Interest Income/Expense
                            -----------------------


                                           Volume     Yield Rate     Total
                                     --------------------------------------
 INTEREST INCOME
 Investment Securities                     $3,269          520       3,789
 Loans                                     16,164       -4,563      11,601
 Federal funds sold                             4          -17         -13
                                     --------------------------------------
    Total interest income                 $19,437       -4,060      15,377

 INTEREST EXPENSE
 Interest on deposits:
   Demand-interest bearing                   $252         -589        -337
   Savings                                  2,811         -478       2,333
   Certificates and other
      time deposits                        -2,441         -688      -3,129
   Federal Funds Purchased,
    REPOs & other borrowings                4,407          479       4,886
                                     --------------------------------------
    Total interest expense                  5,029       -1,276       3,753
                                     --------------------------------------

 Net interest income                      $14,408       -2,784      11,624
                                     ======================================


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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)


                                                       Quarters Ended
                                                          March 31,
                                           ---------------------------------

                                                     1999            1998
                                           ---------------------------------
 Net interest income per
   financial statements                             $94,447          83,280
 Tax equivalent adjustment                            1,174             717
                                           ---------------------------------
 Net interest income - FTE                          $95,621          83,997
                                           =================================

 Average earning assets                          $8,337,976       7,374,258
                                           =================================

 Net interest margin                                  4.65%           4.62%
                                           =================================


         Average loans outstanding for the quarter ended March 31, 1999 were $6.514 billion, up $773.8 million or 13.5%, from $5.740 billion for the same quarter last year. Outstanding loans of CoBancorp at the acquisition date of May 22, 1998 approximated $400 million. The most notable increases occurred in commercial loans, up $537.1 million or 25.4%; installment loans, up $237.1 million or 20.9%; home equity loans up $74.2 million or 27.1% and manufactured housing loans up $43.4 million or 34.7%. Average outstanding loans for the 1999 and 1998 first quarters equaled 78.1% and 77.8% of average earning assets, respectively.

         Average deposits were $6.716 billion during the 1999 first quarter, up $716.7 million over the same period last year. Outstanding deposits of CoBancorp at the acquisition date were approximately $560 million. The mix of deposits and borrowed funds changed little from first quarter 1998, with savings balances (at the expense of CDs) making up a greater percentage of total borrowings during the first quarter 1999. During both first quarter periods, interest bearing liabilities funded approximately 83% of average earning assets.

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

OTHER INCOME

         Other income for the quarter ended March 31, 1999 was $38.0 million, an increase of $5.5 million, or 16.8%, over the $32.6 million earned during the same period last year. Excluding securities sales, the increase in other income was $1.5 million, or 4.8%. The securities sold during the quarter included mortgage-backed securities (MBS'), with a relatively high yield, where prepayments were occurring at a rapid pace. The MBS' were sold for gains and the proceeds reinvested in higher yielding commercial and non-mortgage consumer credits, which traditionally exhibit slower prepayment rates. Though not included in the Corporation's 1998 results, CoBancorp separately reported other income of $1.7 million during the 1998 quarter, $16 thousand of which represented gains from the sale of securities. Fee income, defined as other income less income from the sale of securities, as a percentage of net revenue during the quarter was 25.37% versus 26.96% a year ago. Net revenue is defined as net interest income on a fully-taxable equivalent basis plus fee income.

         Trust department income for the first quarter was $4.2 million, up $0.8 million from the $3.4 million earned one year ago. Service charges on depositors' accounts totaled $9.1 million for both first quarter periods. Credit card fees, including merchant services, increased 40.2% to $5.6 million for the quarter compared to $4.0 million for the three months ended March 31, 1998. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $2.0 million recorded during 1998's first quarter to $3.2 million for same 1999 period. Manufactured housing income was $1.4 million during the quarter compared to $3.1 million last year. A portion of the decline in manufactured housing income was the result of the Corporation's more conservative revenue recognition policies concerning these credits and asset-backed securities.

         The Corporation recognizes the importance of other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is constantly analyzing new opportunities for noninterest income.

OTHER EXPENSES

         Other expenses totaled $105.4 million for the first quarter, or $71.8 million when merger-related costs are excluded. Details of the merger-related expenses are contained within Note 2 to the consolidated financial statements. Other expenses for the 1998 first quarter were $66.8 million. Although not included in FirstMerit's 1998 quarter, CoBancorp's separately reported other expenses totaled $7.0 million.

         The "lower-is-better" efficiency ratio for the quarter, excluding merger-related expenses, was 53.92% compared to 57.03% a year ago. The first quarter efficiency ratio indicates that 53.92 cents in operating costs were spent to make one dollar's profit.

         Adjusted salaries, wages, pension and employee benefits, the largest component of other expenses, increased 9.3% during the quarter to $34.5 million. If the separate results of CoBancorp were considered ($2.9 million), 1998 first quarter salaries, wages, pension and employee benefits would have also totaled $34.5 million.

         Aggregate net occupancy and equipment expenses for the quarter were $10.6 million compared to $9.3 million for the same 1998 quarter. If CoBancorp's separately reported expenses of $1.1 million are considered, the increase since last year is minimal.

          Other quarter-to-quarter differences include increases in other taxes expense; stationary, supplies and postage costs; telephone charges; and intangible amortization expense; and lower other operating costs. Again, the increases were impacted by the exclusion of CoBancorp results from the 1998 period. The increase in intangible amortization expense in the 1999 first quarter was due to the May 22, 1998 purchase acquisition of CoBancorp.

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


The book value and market value of investment securities classified as available for sale are as follows:


                                                                     March 31, 1999

                                                                Gross            Gross
                                              Book           Unrealized        Unrealized           Market
                                              Value             Gains            Losses             Value
                                         ----------------  ----------------  ----------------  ----------------
 U.S. Treasury securities
   and U.S. Government  agency
   obligations                                  $790,973             1,616             6,519           786,070

 Obligations of state and
   political subdivisions                        140,475             2,117                90           142,502

 Mortgage-backed securities                      550,721             1,913             4,250           548,384

 Other securities                                312,848             1,881             3,145           311,584
                                         ----------------  ----------------  ----------------  ----------------
                                              $1,795,017             7,527            14,004         1,788,540
                                         ================  ================  ================  ================

                                                                                  Book Value      Market Value
                                                                             ----------------  ----------------
 Due in one year or less                                                            $114,945           115,140

 Due after one year through five
 years
                                                                                     368,430           367,024
 Due after five years through ten
 years
                                                                                     319,517           318,007
 Due after ten years                                                                 992,125           988,369
                                                                             ----------------  ----------------
                                                                                  $1,795,017         1,788,540
                                                                             ================  ================

         The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 1999, by contractual maturity, were included in the previous table. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1,326.2 million at March 31, 1999 and $1,180.126 million at December 31, 1998.

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

LOANS

         Total loans outstanding at March 31, 1999 equaled $6.646 billion compared to $6.398 billion at December 31, 1998 and $5.756 billion at March 31, 1998. Not included in the March 31, 1998 totals are $411.7 million of loans acquired through the purchase of CoBancorp on May 22, 1998. At quarter-end, the Corporation's commercial loans were $2.757 billion, or 27.0% higher than the March 31, 1998 balance of $2.171 billion; mortgage loans were $1.649 billion, down 9.6%; manufactured housing loans totaled $362.9 million, up from $109.9 million last year; and installment, home equity, bankcard, and leases (on a combined basis) were $1.877 billion, up 13.7%. Through securitization and sales of single-family mortgages, the Corporation continues to change its loan mix from lower yielding mortgage loans to higher earning commercial and non-mortgage consumer credits.

ASSET QUALITY

         Total nonperforming assets (non-accrual loans, restructured loans, and other real estate) totaled $18.9 million at March 31, 1999 or 0.28% of period-end loans and other real estate. At December 31, 1998, nonperforming assets totaled $23.2 million or 0.36% of outstanding loans and other real estate compared to $18.8 million or 0.33% of outstanding loans and other real estate at March 31, 1998. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans' expected future cash flows at the loans' effective interest rates, at the loans' observable market prices, or the fair value of the underlying collateral. Under the Corporation's credit policies and practices, and in conjunction with provisions within Statements No.

114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.


                                                             (Dollars in thousands)

                                                    March 31,      December 31,       March 31,
                                                     1999              1998              1998
                                                 -------------  -----------------  --------------
 Impaired Loans:
      Non-accrual                                     $14,683             10,883           8,436
      Restructured                                         83                 85              90
 ------------------------------------------------------------------------------------------------
         Total impaired loans                          14,766             10,968           8,526
                                                 -------------  -----------------  --------------
 Other Loans:
      Non-accrual                                       2,503              8,456           9,530
      Restructured                                          0                  0               0
 ------------------------------------------------------------------------------------------------
         Total other nonperforming loans                2,503              8,456           9,530
 ------------------------------------------------------------------------------------------------
         Total nonperforming loans                     17,269             19,424          18,056
 ------------------------------------------------------------------------------------------------
 Other real estate (ORE)                                1,643              3,789             773
                                                 -------------  -----------------  --------------
      Total nonperforming assets                       18,912             23,213          18,829
 ================================================================================================
 Loans past due 90 days or more
      accruing interest                               $17,296             18,911           8,641
 ================================================================================================
 Total nonperforming assets as a
      percent of total loans and ORE                    0.28%              0.36%           0.33%
 ================================================================================================


 N/A = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at March 31, 1999 totaled $102.4 million, or 1.54% of total loans outstanding compared to $96.1 million, or 1.50% and $66.9 million, or 1.23% at December 31, 1998 and March 31, 1998, respectively. The annualized net charge-off percentage shown below for the first quarter 1999 was higher than historical levels due to charge-offs associated with the Signal acquisition.


                                              Three months                              Three months
 Dollars in thousands                            ended             Year ended              ended
                                                March 31,          December 31,           March 31,
                                                  1999                 1998                 1998
                                           ------------------  -------------------  ------------------
 Allowance -  beginning of period                    $96,149               67,736              67,736

 Acquisition adjustment/other                          1,312                8,215               1,758

 Loans charged off:

   Commercial, financial, agricultural                 6,967                3,894                 259

   Installment to individuals                          7,807               26,277               5,458

   Real estate                                            55                1,489               1,494

   Lease financing                                       261                1,274                 183

 Total charge-offs                                    15,090               32,934               7,394

 Recoveries:

   Commercial, financial, agricultural                 1,356                1,930                 372

   Installment to individuals                          2,113                8,285               1,966

   Real estate                                             0                1,464                 342

   Lease financing                                       121                  532                  56

 Total recoveries                                      3,590               12,211               2,736

 Net charge-offs                                      11,500               20,723               3,220

 Provision for possible loan losses                   16,398               40,921               6,003
                                           ------------------  -------------------  ------------------
 Allowance -  end of period                         $102,359               96,149              70,839
                                           ==================  ===================  ==================

 Annualized net charge offs as
   percent of average loans                             0.72%                0.34%               0.30%

 Allowance for possible
   loan losses:

 As a % of loans outstanding at end of
   period                                               1.54%                1.50%               1.23%

 As a multiple of annualized net
   charge offs                                          2.19X                4.64X               5.42X



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

                             (Dollars in Thousands)

                           Three months and year ended

-------------------------------------------------------------------------------------------------------------------

                                         March 31, 1999            December 31, 1998           March 31, 1998
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
 Demand Deposits -
   non-interest bearing                $1,066,573        -         1,083,354         -          821,952         -

 Demand Deposits -
   interest bearing                       659,189     0.68%          752,096      1.76%         507,749      1.15%

 Savings Deposits                       1,878,596     2.24%        1,600,122      2.75%       1,368,705      2.38%

 Certificates and other
   time deposits                        3,111,321     5.23%        3,019,637      5.47%       3,300,531      5.32%
                                   ---------------             --------------             --------------
                                       $6,715,679     3.12%        6,455,209      3.45%       5,998,937      3.56%
                                   ===============             ==============             ==============



         The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of March 31, 1999 by time remaining until maturity.

                   (Dollars in Thousands)              Amount

                   Maturing in:

                   Under 3 months                      $508,595

                   3 to 12 months                       252,096

                   Over 12 months                       158,981
                                                    --------------
                                                       $919,672
                                                    ==============

CAPITAL RESOURCES

         Shareholders' equity at March 31, 1999 totaled $886.2 million compared to $906.7 million at December 31, 1998 and $733.1 million at March 31, 1998. The decline since year end was mainly due to the net loss incurred during the first quarter, a reduction in the market value of investment securities available for sale and the quarterly dividend payment to shareholders.

The following table reflects the various measures of capital:


                                                                    As of                      As of
                                                                  March 31,                 December 31,
                                                                    1999                        1998
 (In thousands)

 Total equity                                                  $886,230       9.65%         906,656     10.04%

 Common equity                                                  876,931       9.55%         897,357      9.94%

 Tangible common equity (a)                                     711,879       7.90%         724,247      8.18%

 Tier 1 capital (b)                                             723,566       9.55%         774,303     10.46%

 Total risk-based capital (c)                                   824,653      10.88%         949,229     12.82%

 Leverage (d)                                                   723,566       8.11%         774,303      8.91%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 1999, the Corporation's risk-based capital equaled 10.88% of risk adjusted assets, exceeding minimum guidelines.

         The cash dividend of $0.18 paid in the first quarter has an indicated annual rate of $0.72 per share.

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

         The Corporation has based its plans on regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC considers five general phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with the Corporation's status at March 31, 1999:

         Awareness: The Awareness phase defines the Year 2000 problem, gains executive level support and establishes an overall strategy. The Corporation began working on the Year 2000 issue in 1996 with identification of major vendors and their compliance status. Significant progress has been made in the implementation of the strategy for Year 2000 compliance. Executive Management has been proactive in the management of the project and contracted with consultants to assist in performing the assessment and formulating a strategy. The awareness phase has expanded to include a widespread customer awareness program to help educate customers on the Year 2000 issue and allow monitoring of the Corporation's progress. This phase has now been completed and continues with ongoing monitoring.

         Assessment: The Assessment phase defines the size and complexity of the problem and the magnitude of the effort to address Year 2000 issues. The Corporation completed the assessment phase for all mainframe and microcomputer systems during the first quarter of 1998. The Corporation has 82 mainframe applications of which 30 are considered "mission critical." The majority of the applications are vendor packages. The "mission critical" applications are given priority and all 30 are on schedule to be Year 2000 ready by December 31, 1998 or earlier. Significant microcomputer software and hardware upgrades for Year 2000 compliance are substantially completed. The assessment of non-information systems such as security systems, elevators, etc. was completed during the second quarter 1998. This phase has now been completed.

         Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. The renovation phase has been completed for 100% of the Corporation's "mission critical" applications. That is, each mission critical application has been renovated or the vendor's Year 2000 software release has been installed. Renovation and vendor software implementation remains in process for "non-mission critical" applications. These applications are less important and not required to be operational by January 1, 2000. Even though, the

Corporation intends to renovate the remaining non-mission critical applications by June 30, 1999.

         Validation: The Validation phase consists of significant testing. The Corporation's mission critical applications have been tested a number of times and further testing of these applications will continue throughout 1999. In addition to testing of the mission critical applications, the Corporation has tested both in-house and vendor written systems as well as the various connections to other systems (internal and external). Non-information systems such as vaults and security systems have also been tested. Continued testing during 1999 will include integrated testing, system interfaces to third parties and non mission critical applications.

         Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. The Corporation has been placing systems, once renovated and validated, into production.

         Another area of concern mentioned by the FFIEC is the area of contingency planning where alternative measures are enacted throughout the organization in event of a Year 2000-caused problem. Business areas have reviewed departmental Year 2000 risks and are incorporating changes to their contingency plans. Different potential Year 2000 scenarios have been identified and plans to each one are being developed. Contingency planning is expected to be completed by June 30, 1999.

         The Corporation continues to work very hard to ensure Year 2000 does not affect our customers. Substantial testing is occurring throughout 1999. The Corporation does not anticipate any interruptions in normal business activities.

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

         The total remaining cost of the Year 2000 readiness project is estimated at $2.5 million and is being funded through operating cash flows, which will be expensed as incurred over the remainder of 1999, and is not expected to have a material adverse effect on the Corporation's results of operations. As of March 31, 1999, the Corporation has incurred and expensed approximately $3.6 million related to the Year 2000 readiness project.

PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

3.1 Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the registrant on April 29, 1999)
3.2 Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1 Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2 Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation's 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3 Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the registrant on March 22,1999)
4.4 Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5 Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6       Form Capital Security Certificate (incorporated by reference from
          Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7 Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,
          1998)
4.8 Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1 1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)
10.2 Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)
10.3      1992 Directors Stock Option Program (incorporated by reference from
          Exhibit 10.2 to the Form 10-K filed by the registrant on February 24,
          1998)
10.4 FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)
10.5 1997 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)
10.6 1985 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(a) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)
10.7 1993 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(b) to the Form S-8 (No.
          33-57557) filed by the registrant on February 1, 1995)
10.8 Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)
10.9 Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)
10.10 FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)
10.10.1 Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the registrant on March 22,1999)
10.11 FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)
10.12 First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from

          Exhibit 10(v) to the Form 10-K filed by the registrant on March 2,
          1995)
10.13     Supplemental Pension Agreement of John R. Macso
          (incorporated by reference from Exhibit 10.13 to the Form
          10-K filed by the registrant on February 24, 1998)
10.14 FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)
10.15 Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)
10.16 Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)
10.17 SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)
10.18 Employment Agreement dated October 23, 1998 for Austin J. Mulhern (incorporated by reference from Exhibit 10(c) to the Form 10-Q filed by the registrant on November 13, 1998)
10.19 SERP Agreement dated October 23, 1998 for Austin J. Mulhern (incorporated by reference from Exhibit 10(d) to the Form 10-Q filed by the registrant on November 13, 1998)
10.20 Employment Agreement of John R. Cochran, dated December 1, 1998(incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on March 22,1999)
10.21     Restricted Stock Award Agreement of John R. Cochran dated
          March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)
10.22 Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)
10.21.1   First Amendment to Restricted Stock Award Agreement for John
          R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the registrant on March 22,1999)
10.23 Employment Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form
          10-K filed by the registrant on February 24, 1998)
10.23.1   First Amendment to Employment Agreement of Sid A. Bostic dated
          April 20, 1999
10.24 Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)
10.24.1 First Amendment to Restricted Stock Award Agreement of Sid A.Bostic dated April 20, 1999
10.25 Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.25 to the Form 10-K filed by the registrant on March 22,1999)
10.25.1 First Amendment to FirstMerit Corporation Change of Control Termination Agreement of Sid A. Bostic dated April 20, 1999
10.26     Form of Director and Officer Indemnification Agreement and

          Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.27 Distribution Agreement, by and among FirstMerit Corporation, FirstMerit Bank, N.A. and the Agents (incorporated by reference from Exhibit (10)(ii) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.28 Form of FirstMerit Bank, N.A. Global Bank Note (Fixed Rate) (incorporated by reference from Exhibit (10)(iii) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.29 Form of FirstMerit Bank, N.A. Global Bank Note (Floating Rate) (incorporated by reference from Exhibit (10)(iv) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.30 FirstMerit 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 4.2 to the Form S-8/A (No. 333-57439) filed by the registrant on October 26, 1998)
10.31 FirstMerit 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-57439) filed by the registrant on October 26, 1998)
10.32     FirstMerit 1994 Stock Option Plan (SF) (incorporated by
          reference from Exhibit 4.4 to the Form S-8/A (No. 333-57439)
          filed by the registrant on October 26, 1998)
10.33 FirstMerit 1989 Stock Incentive Plan (SB)(incorporated by reference from Exhibit 4.6 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)
10.34 FirstMerit Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 4.2 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)
10.35 FirstMerit Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)
10.36 FirstMerit 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 4.4 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)
10.37 FirstMerit 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 4.5 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)
10.38     Independent Contractor Agreement with Gary G. Clark dated February 12,
          1999
25.1 Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
25.2 Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit
          26.1 to the Form S-4 No.

          333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
21        Subsidiaries of FirstMerit Corporation
27        Financial Data Schedule


         (b)      Form 8-K

                  1 Form 8-K filed March 5, 1999, regarding the completion of the merger between FirstMerit Corporation and Signal Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                     FIRSTMERIT CORPORATION



                                     By:/s/AUSTIN J. MULHERN
                                        ----------------------------------------
                                        Austin J. Mulhern, Senior Vice President
                                        and Chief Financial Officer


DATE:  May 14, 1999