Form 10-Q
period 1999-06-30
FIRSTMERIT CORP /OH/
filed 1999-08-12
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

             OUTSTANDING SHARES OF COMMON STOCK, AS OF JUNE 30, 1999
                                   90,448,345


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

           Consolidated Balance Sheets as of June 30, 1999, December 31, 1998 and June 30, 1998

           Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1999 and 1998

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1998 and for the six months ended June 30, 1999

           Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

           Notes to Consolidated Financial Statements as of June 30, 1999, December 31, 1998, and June 30, 1998

           Management's Discussion and Analysis of Financial Conditions as of June 30, 1999, December 31, 1998 and June 30, 1998 and Results of Operations for the quarter and six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------                                 (Unaudited, except December 31, 1998)
        (In thousands)                                               -------------------------------------------------------

                                                                       June 30             December 31              June 30
                                                                     -----------           -----------           -----------
                                                                         1999                  1998                  1998
------------------------------------------------------------------------------------------------------           -----------
ASSETS
Investment securities                                                 $1,631,149             1,878,266             1,835,078
Federal funds sold & other investments                                     1,380                31,739                16,600

Commercial loans                                                       2,918,910             2,613,838             2,463,191
Mortgage loans                                                         1,656,537             1,648,346             1,783,413
Installment loans                                                      1,346,219             1,199,014             1,214,630
Home equity loans                                                        391,532               377,358               306,628
Credit card loans                                                         99,917                99,541                92,672
Manufactured housing loans                                               536,220               289,308               168,070
Leases                                                                   189,938               171,040               193,426
                                                                      ------------------------------------------------------
Total loans                                                            7,139,273             6,398,445             6,222,030
Less allowance for possible loan losses                                  106,785                96,149                81,227
                                                                      ------------------------------------------------------

    Net loans                                                          7,032,488             6,302,296             6,140,803

Cash and due from banks                                                  277,307               327,997               272,965
Premises and equipment, net                                              136,914               140,841               149,176
Intangible assets                                                        162,267               169,725               193,837
Accrued interest receivable and other assets                             246,526               175,160               179,618
                                                                      ------------------------------------------------------
                                                                      $9,488,031             9,026,024             8,788,077
                                                                      ======================================================



LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                         $1,041,103             1,026,377               979,248
  Demand-interest bearing                                                670,406               917,765               591,870
  Savings                                                              1,792,681             1,810,340             1,567,714
  Certificates and other time deposits                                 3,100,701             3,091,496             3,556,319
                                                                      ------------------------------------------------------

    Total deposits                                                     6,604,891             6,845,978             6,695,151
Securities sold under agreements to repurchase
  and other borrowings                                                 1,863,963             1,155,676             1,073,660
                                                                      ------------------------------------------------------


    Total funds                                                        8,468,854             8,001,654             7,768,811
Accrued taxes, expenses, and other liabilities                           152,675               117,714               148,398
                                                                      ------------------------------------------------------
    Total liabilities                                                  8,621,529             8,119,368             7,917,209

Shareholders' equity:
 Preferred stock, without par value: authorized 7 million shares
  Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding
  Convertible preferred stock, Series B, without par value; designated
    220,000 shares; 168,184, 403,232 and 428,342 shares outstanding at June 30, 1999, December 31, 1998 and June 30, 1998,
    respectively                                                           4,046                 9,299                 9,917
Common stock, without par value:
    authorized 300,000,000 shares; issued 92,054,156
    91,161,362 and  90,804,649 shares, respectively                      127,938               122,387               122,023
Capital surplus                                                          117,960               117,845               102,377
Accumulated other comprehensive income                                   (22,598)                5,858                 4,053
Retained earnings                                                        674,447               668,837               677,783
Treasury stock, at cost, 1,605,811, 1,166,604 and 3,127,156
    shares, respectively                                                 (35,291)              (17,570)              (45,285)
                                                                      ------------------------------------------------------
  Total shareholders' equity                                             866,502               906,656               870,868
                                                                      ------------------------------------------------------
                                                                      $9,488,031             9,026,024             8,788,077
                                                                      ======================================================


Certain previously reported amounts may have been classified to conform to current presentation. See accompanying notes to the consolidated financial statements.


FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS                                        Unaudited
LAST FIVE QUARTERS                                               ----------------------------
--------------------------------------      -------------------------------     --------------------------------------
(Dollars in thousands)                            2nd Qtr        1st Qtr        4th Qtr         3rd Qtr         2nd Qtr
                                                   1999            1999           1998           1998            1998
---------------------------------------------------------------------------     --------------------------------------

ASSETS
Investment securities                           $1,718,124      1,820,047      1,778,551      1,829,307      1,787,231
Federal funds sold                                   1,149          4,353          5,739          3,051          3,329

Commercial loans                                 2,821,088      2,648,284      2,625,360      2,518,575      2,317,242
Mortgage loans                                   1,675,442      1,707,232      1,714,004      1,782,600      1,804,012
Installment loans                                1,330,759      1,168,905      1,260,757      1,231,310      1,171,196
Home Equity loans                                  380,361        348,220        309,130        308,763        298,695
Credit card loans                                  100,290        102,080         96,694         93,272         91,769
Manufactured housing loans                         415,032        368,503        266,759        204,376        138,999
Leases                                             180,729        170,352        187,638        198,657        167,068
                                                -------------------------      ---------------------------------------
Loans less unearned income                       6,903,701      6,513,576      6,460,342      6,337,553      5,988,981
Less allowance for possible
  loan losses                                      104,875        101,788         95,211         80,774         76,033
                                                -------------------------      ---------------------------------------
    Net loans                                    6,798,826      6,411,788      6,365,131      6,256,779      5,912,948

Cash and due from banks                            272,025        285,589        172,315        260,322        246,362
Premises and equipment, net                        139,026        140,149        140,872        144,844        129,135
Accrued interest receivable
  and other assets                                 400,547        402,371        405,167        375,451        303,586
                                                -------------------------      ---------------------------------------
Total Assets                                    $9,329,697      9,064,297      8,867,775      8,869,754      8,382,591
                                                =========================      =======================================


LIABILITIES
Deposits:
  Demand-non-interest bearing                   $1,080,078      1,066,573      1,000,358        951,559        869,547
  Demand-interest bearing                          694,590        659,189        671,672        582,894        556,069
  Savings                                        1,836,459      1,878,596      1,674,459      1,550,975      1,476,348
  Certificates and other time
    deposits                                     3,109,435      3,111,321      3,247,273      3,585,969      3,459,774
                                                -------------------------      ---------------------------------------
    Total deposits                               6,720,562      6,715,679      6,593,762      6,671,397      6,361,738
Securities sold under agreements to
  repurchase and other borrowings                1,538,493      1,239,299      1,163,821      1,107,895      1,028,093
                                                -------------------------      ---------------------------------------
    Total funds                                  8,259,055      7,954,978      7,757,583      7,779,292      7,389,831
Accrued taxes, expenses and
  other liabilities                                154,059        172,874        151,472        141,243        140,770
                                                -------------------------      ---------------------------------------
    Total liabilities                            8,413,114      8,127,852      7,909,055      7,920,535      7,530,601

Mandatorily redeemable preferred securities         21,450         22,997         41,676         50,000         50,000

SHAREHOLDERS' EQUITY                               895,133        913,448        917,044        899,219        801,990
                                                -------------------------      ---------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY            $9,329,697      9,064,297      8,867,775      8,869,754      8,382,591
                                                =========================      =======================================


Certain previously reported amounts may have been reclassified to conform to current presentation. See accompanying notes to the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME                                                           (Unaudited)
---------------------------------------
                                                                          (In thousands except per share data)
                                                            ---------------------------------------------------------

                                                                    Quarters Ended                 Six Months Ended
                                                                      June 30,                         June 30,
                                                             ---------------------------     ------------------------
                                                                   1999           1998          1999          1998
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                    $ 145,618        130,802       281,613        255,268
  Interest and dividends on securities:
    Taxable                                                        22,912         26,360        50,402         51,203
    Exempt from Federal income taxes                                1,734          1,203         3,477          2,189
  Interest on Federal funds sold                                       14             40            80            119
                                                                 -----------------------      -----------------------
      Total interest income                                       170,278        158,405       335,572        308,779
                                                                 -----------------------      -----------------------
Interest expense:
    Demand-interest bearing                                         1,725          1,579         2,823          3,014
    Savings                                                        10,139          8,762        20,494         16,784
    Certificates and other time deposits                           39,107         44,916        79,251         88,189
  Interest on securities sold under agreements
    to repurchase and other borrowings                             17,332         15,383        36,582         29,747
                                                                 -----------------------      -----------------------
      Total interest expense                                       68,303         70,640       139,150        137,734
                                                                 -----------------------      -----------------------
      Net interest income                                         101,975         87,765       196,422        171,045
Provision for possible loan losses                                  9,657          8,144        26,055         14,308
                                                                 -----------------------      -----------------------
      Net interest income after provision
        for possible loan losses                                   92,318         79,621       170,367        156,737
                                                                 -----------------------      -----------------------

Other income:
  Trust department income                                           4,595          4,151         8,781          7,566
  Service charges on depositors' accounts                          10,574          9,720        19,669         18,770
  Credit card fees                                                  6,833          4,792        12,452          8,801
  Service fees - other                                              3,545          2,737         6,774          4,775
  Manufactured housing income                                       1,400          2,464         2,831          5,558
  Securities gains (losses)                                         2,536          1,794         8,077          3,363
  Loan sales and servicing                                          1,855          3,226         3,863          6,655
  Other operating income                                            5,086          4,994        12,026         10,971
                                                                 -----------------------      -----------------------
      Total other income                                           36,424         33,878        74,473         66,459
                                                                 -----------------------      -----------------------

                                                                  128,742        113,499       244,840        223,196
Other expenses:
  Salaries, wages, pension and employee benefits                   33,080         33,171        75,351         64,776
  Net occupancy expense                                             4,770          5,502        10,872         11,454
  Equipment expense                                                 5,111          3,468         9,624          6,775
  Amortization of intangibles                                       2,897          1,861         5,611          3,119
  Other operating expense                                          27,080         33,672        76,896         58,399
                                                                 -----------------------      -----------------------
      Total other expenses                                         72,938         77,674       178,354        144,523
                                                                 -----------------------      -----------------------

      Income before Federal income taxes
        and extraordinary item                                     55,804         35,825        66,486         78,673

Federal income taxes                                               16,896         11,599        22,235         25,074

      Income before extraordinary item                             38,908         24,226        44,251         53,599

Extraordinary item, net of tax benefit
      of $3,148 (extinguishment of debt)                               --             --        (5,847)            --
                                                                  ----------------------       -----------------------
      Net income                                                $  38,908         24,226        38,404         53,599
                                                                  ======================       =======================

Other comprehensive income (loss), net of taxes:
  Unrealized gain (losses) on securities:
    Unrealized holding gains (losses) arising during period       (17,648)         2,355       (23,206)         2,008
    Less: reclassification for gains realized in net income         1,648          1,166         5,250          2,186
                                                                  ----------------------      -----------------------
Other comprehensive income (loss), net of taxes                   (19,296)         1,189       (28,456)          (178)
                                                                  ----------------------      -----------------------
Comprehensive Income                                            $  19,612         25,415         9,948         53,421
                                                                  ======================       =======================
Basic net income per share:
  Income before extraordinary item                              $    0.43           0.29          0.48           0.64
  Extraordinary item                                                   --             --         (0.06)          0.00
                                                                  ----------------------      -----------------------
Basic net income after extraordinary charge                     $    0.43           0.29          0.42           0.64
                                                                  ======================       =======================
Diluted net income per share:
  Income before extraordinary item                                   0.42           0.28          0.48           0.63
  Extraordinary item                                                   --             --         (0.06)          0.00
                                                                  ----------------------      -----------------------
Diluted net income after extraordinary charge                   $    0.42           0.28          0.42           0.63
                                                                  ======================       =======================
    Dividends paid                                              $    0.18           0.16          0.36           0.32

Weighted-average shares outstanding - basic                        91,049         84,665        91,028         84,026
Weighted-average shares outstanding - diluted                      92,311         86,296        92,344         85,785

See accompanying notes to consolidated financial statements. Certain previously reported amounts may have been reclassified to conform to current reporting practices.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
FIRSTMERIT CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30, 1999 and                                                                                       Accumulated
  years ended 1998 and 1997                                                                                                Other
                                                                          Preferred         Common         Capital    Comprehensive
                                                                             Stock           Stock         Surplus        Income
------------------------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1996                                                 $ 22,693        114,149         64,462       (3,396)
  Net income                                                                     --             --             --           --
  Cash dividends - common stock ($0.61 per share)                                --             --             --           --
  Stock options exercised/debentures or preferred stock converted           (12,776)         4,182         11,738           --
  Shares issued - acquisition                                                    --            549          4,911           --
  Treasury shares purchased                                                      --             --             --           --
  Stock dividends                                                                --          1,013         (1,013)          --
  Market adjustment investment securities                                        --             --             --        7,999
  Other                                                                          --             --            199           --
------------------------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1997                                                    9,917        119,893         80,297        4,603
  Net income                                                                     --             --             --           --
  Cash dividends - common stock ($0.66/share) and preferred stock                --             --             --           --
  Acquisition adjustment of fiscal year                                          --             --             --           --
  Stock options exercised/debentures or preferred stock converted              (618)           400          3,717           --
  Treasury shares purchased                                                      --             --             --           --
  Treasury shares reissued - acquisition                                         --             --         25,919           --
  Treasury shares reissued - public offering                                     --             --          6,518           --
  Stock dividends                                                                --          1,929         (1,929)          --
  Market adjustment investment securities                                        --             --             --        1,255
  Other                                                                          --            165          3,323           --
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                  9,299        122,387        117,845        5,858
  Net income                                                                     --             --             --           --
  Cash dividends - common stock ($0.36 per share)                                --             --             --           --
  Cash dividends - preferred stock                                               --             --             --         (171)
  Stock options exercised/debentures or preferred stock converted            (5,253)         5,596            115           --
  Treasury shares purchased                                                      --             --             --           --
  Market adjustment investment securities                                        --             --             --      (28,456)
  Other                                                                          --            (45)            --           --
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999 - Unaudited                                       $  4,046        127,938        117,960      (22,598)
==============================================================================================================================




                                                                                                           Total
                                                                            Retained       Treasury    Shareholders'
                                                                            Earnings         Stock        Equity
-----------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1996                                                  582,519        (68,944)       711,483
  Net income                                                                114,708             --        114,708
  Cash dividends - common stock ($0.61 per share)                           (44,136)            --        (44,136)
  Stock options exercised/debentures or preferred stock converted            (1,428)         1,616          3,332
  Shares issued - acquisition                                                 1,499             --          6,959
  Treasury shares purchased                                                      --        (51,147)       (51,147)
  Stock dividends                                                                (5)          (722)          (727)
  Market adjustment investment securities                                        --             --          7,999
  Other                                                                      (1,250)           257           (794)
-----------------------------------------------------------------------------------------------------------------
Balance at Year Ended 1997                                                  651,907       (118,940)       747,677
  Net income                                                                 72,517             --         72,517
  Cash dividends - common stock ($0.66/share) and preferred stock           (50,525)            --        (50,525)
  Acquisition adjustment of fiscal year                                      (1,857)            --         (1,857)
  Stock options exercised/debentures or preferred stock converted            (2,607)        12,111         13,003
  Treasury shares purchased                                                      --        (25,703)       (25,703)
  Treasury shares reissued - acquisition                                         --         89,286        115,205
  Treasury shares reissued - public offering                                     --         20,806         27,324
  Stock dividends                                                                --             --              0
  Market adjustment investment securities                                        --             --          1,255
  Other                                                                        (598)         4,870          7,760
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                668,837        (17,570)       906,656
  Net income                                                                 38,405             --         38,405
  Cash dividends - common stock ($0.36 per share)                           (33,033)            --        (33,033)
  Cash dividends - preferred stock                                             (171)            --           (171)
  Stock options exercised/debentures or preferred stock converted                --          8,845          9,303
  Treasury shares purchased                                                      --        (27,354)       (27,354)
  Market adjustment investment securities                                        --             --        (28,456)
  Other                                                                         409            788          1,152
-----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999 - Unaudited                                        674,447        (35,291)       866,502
=================================================================================================================

See accompanying notes to the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 1999 and 1998

(in thousands)
                                                               1999          1998
                                                             --------      -------
Operating Activities
--------------------
Net income                                                    $38,404        53,599
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                    26,055        14,308
  Provision for depreciation and amortization                   9,782         9,019
  Amortization of investment securities premiums, net           1,275           653
  Amortization of income for lease financing                   (6,384)       (5,632)
  Gains on sales of investment securities, net                 (8,077)       (3,363)
  Deferred federal income taxes                                (3,337)       (3,288)
  Increase in interest receivable                             (18,733)       (1,170)
  Increase in interest payable                                  4,293           124
  Amortization of values ascribed to acquired intangibles       5,611         3,119
  Other increases                                                (672)     (145,541)
                                                              -------      --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES               48,217       (78,172)
                                                              -------      --------
Investing Activities
--------------------
Dispositions of investment securities:
Available-for-sale--sales                                     385,912       348,885
Available-for-sale--maturities                                286,190       286,239
Purchases of investment securities available-for-sale        (461,595)     (912,251)
Net decrease in federal funds sold                             30,359        52,691
Net increase in loans and leases, except sales               (749,863)     (792,018)
Sales of loans                                                  --          308,417
Purchases of premises and equipment                           (13,204)      (29,593)
Sales of premises and equipment                                 7,349           770
                                                              -------      --------
NET CASH USED BY INVESTING ACTIVITIES                        (514,852)     (736,880)
                                                              -------      --------
Financing Activities
--------------------
Net decrease in demand, NOW and savings deposits             (250,292)       (6,209)
Net increase in time deposits                                   9,205       681,096
Net increase in securities sold under repurchase
 agreements and other borrowings                              708,287        81,830
Proceeds from mandatorily redeemable preferred securities       --           50,000
Cash dividends                                                (33,204)      (23,655)
Purchase of treasury shares                                   (27,354)      (26,037)
Treasury shares reissued--acquisition                           --          115,655
Treasury shares reissued--public offering                       --            1,765
Proceeds from exercise of stock options                         9,303         2,414
                                                              -------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     415,945       876,859

Increase (decrease) in cash and cash equivalents              (50,690)       61,827
Cash and cash equivalents at beginning of year                327,997       211,138
                                                              -------      --------
Cash and cash equivalents at end of year                     $277,307       272,965
                                                             ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
-------------------------------------------------
Cash paid during the year for:
 Interest, net of amounts capitalized                         $71,730        99,844
 Income taxes                                                 $18,967        35,036
                                                             ========      ========

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 1999, December 31, 1998 and June 30, 1998

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

------------------------------------------------------------------------------------------
Six months ended June 30, 1998 for  FirstMerit  and three months ended March 31, 1998 for
CoBancorp.  CoBancorp  results from April 1, 1998 to May 21, 1998 could not be isolated and are not included in the following table.  CoBancorp  results from May 22, 1998
(the date of merger) through June 30, 1998 are included in the FirstMerit totals.
------------------------------------------------------------------------------------------
                                                                                 Pro Forma
                                   Firstmerit        CoBancorp    Adjustments     Combined
------------------------------------------------------------------------------------------
Interest  income                    $308,779          11,942           354         321,075
------------------------------------------------------------------------------------------
Net interest income                  171,045           7,295        -1,151         177,189
------------------------------------------------------------------------------------------
Net  income                           53,599           1,307        -1,913          52,993
------------------------------------------------------------------------------------------
Weighted  average  diluted shares                                                   85,785
------------------------------------------------------------------------------------------
Earnings  per  diluted share                                                         $0.62
------------------------------------------------------------------------------------------


         On September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First merger as a pooling-of-interests for accounting purposes.

         On October 23, 1998, the Corporation completed the acquisition of Security First Corp. ("Security First"), a $678 million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, the notes thereto and management's discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The components of these costs and the remaining unpaid amounts at December 31, 1998, March 31, 1999 and June 30, 1999 are shown in the following table. The remaining liability at June 30, 1999 is expected to be paid during 1999 and is not expected to have any adverse effect on liquidity.


Dollars in thousands
--------------------------------------------------------------------------------------------

                                                      Remaining        Remaining    Remaining
                                        Costs         Liability       Liability     Liability
                                       Accured      December 31,        March        June 30
       Description of Cost             in 1998         1998            31, 1999      1999
--------------------------------------------------------------------------------------------
  Salary, wages and benefits            $ 1,689             50             42             42
--------------------------------------------------------------------------------------------
  Occupancy and equipment
  expense                                   552            511            482            475
--------------------------------------------------------------------------------------------
  Loan conversion expense                 1,516          1,031            844            776
--------------------------------------------------------------------------------------------
  Professional services                   4,450          1,467             --             --
--------------------------------------------------------------------------------------------
  Other operating expenses                1,576          1,196          1,417          1,390
--------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
      TOTAL OTHER EXPENSES                9,783          4,255          2,785          2,683
--------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
  Reduction of other operating
  income                                     89             --             --             --
--------------------------------------------------------------------------------------------
  Provision for loan losses
  conforming entry                        7,300             --             --             --
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------

Totals                                  $17,172          4,255          2,785          2,683
--------------------------------------------------------------------------------------------



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

         In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $43.8 million, before taxes, or $32.3 million after taxes. The components of these costs and the remaining unpaid amounts at March 31, 1999 and June 30, 1999 are shown in the following table. The unpaid liability at June 30, 1999 is expected to be paid during the remainder of 1999 and is not expected to have a material impact on liquidity.


Dollars in thousands

-----------------------------------------------------------------------------------------------
                                                                         Remaining      Remaining
                     Description                          Costs           Liability     Liability
                       of Cost                           Accrued          March 31,     June 30,
                                                        1st Q 1999          1999          1999
-----------------------------------------------------------------------------------------------

Salary, wages and benefits                                $ 7,736          1,555
-----------------------------------------------------------------------------------------------

Loan conversion expense                                     7,016          1,663          1,126
-----------------------------------------------------------------------------------------------
Professional services                                       8,856            295
-----------------------------------------------------------------------------------------------
Other operating expenses                                   10,014          6,483          5,857
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
              TOTAL OTHER EXPENSES                         33,622          9,996          6,983
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Provision for loan losses conforming entry                 10,200
-----------------------------------------------------------------------------------------------

                     Totals                               $43,822          9,996          6,983
-----------------------------------------------------------------------------------------------

3. Segment Information - The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation's results through its major segment classification - Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation's business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three-month and six-month periods ended June 30, 1999. In the Earnings Summary and other sections of Management's Discussion and Analysis, these same income statement categories and ratios are calculated excluding merger and other unusual expenses.

  -----------------------------------------------------------------------------------------------------------------
                                 SuperCommunity                                                      Corporate
            1999                    Banking            Parent/Other          Adjs/Elims            Consolidated
  -----------------------------------------------------------------------------------------------------------------
  (in thousands)                2Q         YTD         2Q       YTD         2Q       YTD           2Q        YTD
  -----------------------------------------------------------------------------------------------------------------
  OPERATIONS:
  -----------------------------------------------------------------------------------------------------------------
  Net interest income         $103,289    199,161    -1,313   -2,738           -9        -9      101,967    196,414
  -----------------------------------------------------------------------------------------------------------------
  Provision for possible
  loan losses                    9,392     25,610        265      445         ---       ---        9,657     26,055
  -----------------------------------------------------------------------------------------------------------------
  Other income                  34,962     71,810     10,337   18,508      -8,875   -15,845       36,424     74,473
  -----------------------------------------------------------------------------------------------------------------
  Other expenses                74,501    179,934      7,314   14,266      -8,885   -15,854       72,930    178,346
  -----------------------------------------------------------------------------------------------------------------
  Income before
  extraordinary charge          33,572     39,921     35,208   41,885     -29,872   -37,555       38,908     44,251
  -----------------------------------------------------------------------------------------------------------------
  Net income (loss)            $33,572     34,074     35,208   41,885     -29,872   -37,555       38,908     38,404
  -----------------------------------------------------------------------------------------------------------------

  -----------------------------------------------------------------------------------------------------------------
  (in billions)
  -----------------------------------------------------------------------------------------------------------------
  AVERAGES:
  -----------------------------------------------------------------------------------------------------------------
  Assets                        NA          9,187      NA       1,115       NA       -1,125        NA         9,177
  -----------------------------------------------------------------------------------------------------------------
  Loans                         NA          6,694      NA          15       NA           -7        NA         6,702
  -----------------------------------------------------------------------------------------------------------------
  Earnings assets               NA          8,517      NA       1,006       NA       -1,050        NA         8,473
  -----------------------------------------------------------------------------------------------------------------
  Deposits                      NA          6,778      NA         ---       NA          -59        NA         6,719
  -----------------------------------------------------------------------------------------------------------------
  Shareholders' equity          NA          0.828      NA       0.933       NA       -0.855        NA         0.906
  -----------------------------------------------------------------------------------------------------------------


  -----------------------------------------------------------------------------------------------------------------
  RATIOS:
  -----------------------------------------------------------------------------------------------------------------
  ROE                           NA          8.29%      NA       NM          NA        NM          17.43%      8.55%
  -----------------------------------------------------------------------------------------------------------------
  ROA                           NA          0.75%      NA       NM          NA        NM           1.67%      0.84%
  -----------------------------------------------------------------------------------------------------------------
  Efficiency ratio*             NM         NM          NA       NM          NA        NM          51.13%     52.47%
   ----------------------------------------------------------------------------------------------------------------

NM - Not Meaningful
NA - Not available due to limited average balance information maintained by acquired companies.
* - Adjusted for merger-related and conforming expenses and extraordinary item
Note: 1998 information is not presented due to limited average balance and business line information maintained by certain acquired companies.

         The table below presents estimated revenues from external customers, by product and service group for the 1999 second quarter and year-to-date periods:

-----------------------------------------------------------------------------------------------
   Three months ended June 30, 1999

(in thousands)                            Retail        Commercial     Trust Services     Total
----------------------------------------------------------------------------------------------
Interest and fees                     $ 97,097          89,036           4,595         190,728
----------------------------------------------------------------------------------------------
Service charges                         11,725           2,394              --          14,119
----------------------------------------------------------------------------------------------
Loan sales/service                       1,855              --              --           1,855
----------------------------------------------------------------------------------------------
         Totals                       $110,677          91,430           4,595         206,702
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Six months ended June 30, 1999
----------------------------------------------------------------------------------------------
(in thousands)                          Retail        Commercial      Trust Services     Total
----------------------------------------------------------------------------------------------
Interest and fees                     $195,195         175,763           8,781         379,739
----------------------------------------------------------------------------------------------
Service charges                         21,608           4,835              --          26,443
----------------------------------------------------------------------------------------------
Loan sales/service                       3,863              --              --           3,863
----------------------------------------------------------------------------------------------
           Totals                     $220,666         180,598           8,781         410,045
----------------------------------------------------------------------------------------------



4. Earnings per Share - Primary and Diluted earnings per share were calculated as follows:

--------------------------------------------------------------------------------------------------
EARNINGS PER SHARE CALCULATION                                           1999              1998
--------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30:
--------------------------------------------------------------------------------------------------
Income before extraordinary charge                                          $38,908         24,226
--------------------------------------------------------------------------------------------------
Net income (loss)                                                            38,908         24,226
--------------------------------------------------------------------------------------------------
Less: preferred stock dividends                                                 -84              0
--------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                          $38,824         24,226
--------------------------------------------------------------------------------------------------
Average common shares outstanding                                        91,048,773     84,665,123
--------------------------------------------------------------------------------------------------
EARNINGS PER BASIC COMMON SHARE                                               $0.43           0.29
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                          $38,824         24,226
--------------------------------------------------------------------------------------------------
Add: preferred stock dividends                                                   84              0
--------------------------------------------------------------------------------------------------
Add: interest expense on convertible bonds, net                                  18             51
--------------------------------------------------------------------------------------------------
Income (loss) available to common shareholders                              $38,926         24,277
--------------------------------------------------------------------------------------------------
Average common shares outstanding                                        91,048,773     84,665,123
--------------------------------------------------------------------------------------------------
Equivalents from stock options*                                             653,245      1,631,000
--------------------------------------------------------------------------------------------------
Equivalents from convertible debentures                                     142,214
--------------------------------------------------------------------------------------------------
Equivalents from convertible preferred securities                           466,540
--------------------------------------------------------------------------------------------------
Avg common stock and equivalents outstanding                             92,310,772     86,296,425
--------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED COMMON SHARE                                             $0.42           0.28
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
EARNINGS PER SHARE CALCULATION                                           1999            1998
--------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30:
--------------------------------------------------------------------------------------------------
Income before extraordinary charge                                          $44,251         53,599
--------------------------------------------------------------------------------------------------
Net income (loss)                                                            38,404         53,599
--------------------------------------------------------------------------------------------------
Less: preferred stock dividends                                                -171           -175
--------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $38,223         53,424
--------------------------------------------------------------------------------------------------
Average common shares outstanding                                        91,028,180     84,026,385
--------------------------------------------------------------------------------------------------
EARNINGS PER BASIC COMMON SHARE                                                0.42           0.64
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
Net income available to common shareholders                                 $38,223         53,424
--------------------------------------------------------------------------------------------------
Add: preferred stock dividends                                                  171            175
--------------------------------------------------------------------------------------------------
Add: interest expense on convertible bonds, net                                  39            128
--------------------------------------------------------------------------------------------------
Income used in diluted share calculation                                    $38,433         53,727
--------------------------------------------------------------------------------------------------
Average common shares outstanding                                        91,028,180     84,026,385
--------------------------------------------------------------------------------------------------
Equivalents from stock options*                                             639,515      1,758,698
--------------------------------------------------------------------------------------------------
Equivalents from convertible debentures                                     145,916
--------------------------------------------------------------------------------------------------
Equivalents from convertible preferred securities                           530,743
--------------------------------------------------------------------------------------------------
Avg common stock and equivalents outstanding                             92,344,354     85,785,083
--------------------------------------------------------------------------------------------------
EARNINGS PER DILUTED COMMON SHARE                                              0.42           0.63
--------------------------------------------------------------------------------------------------


* - Breakout of stock equivalents was not available for the 1998 periods.

5. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement WAS ORIGINALLY TO BE EFFECTIVE FOR ALL FISCAL QUARTERS BEGINNING AFTER JUNE 15, 1999.

         In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133. The primary purpose of SFAS 137 was to postpone the implementation date of SFAS 133 by one year. As a result, the Corporation is required to implement SFAS 133 no later than the third quarter 2000.

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the June 30, 1999 and 1998 and December 31, 1998 statements of condition and the results of operations for the quarter and six-month periods ended June 30, 1999 and 1998.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)

                                                              Three Months ended June 30,              Year Ended December 31,
                                                ---------------------------------------------------    ----------------------
                                                                          1999                                  1998
                                                ---------------------------------------------------   -----------------------

                                                     Average                                  Average           Average
                                                     Balance            Interest               Rate             Balance
                                                ----------------------------------------------------          ---------

ASSETS
Investment securities                               $1,718,124             25,718               6.00%         1,715,543
Federal funds sold                                       1,149                 14               4.89%            44,878
Loans, net of unearned income                        6,903,701            145,682               8.46%         6,131,665
  Less allowance for possible loan losses              104,875                                                   80,441
                                                    ----------          ---------                            ----------
    Net loans                                        6,798,826            145,682                 --          6,051,224
Cash and due from banks                                272,025                 --                 --            204,353
Other assets                                           539,573                 --                 --            504,577
                                                    ----------          ---------                            ----------
  Total assets                                      $9,329,697            171,414                 --          8,520,575
                                                    ==========          =========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                            $1,080,078                 --                 --          1,083,354
  Demand-
    interest bearing                                   694,590              1,725               1.00%           752,096
  Savings                                            1,836,459             10,139               2.21%         1,600,122
  Certificates and other time deposits               3,109,435             39,107               5.04%         3,019,637
                                                    ----------          ---------                            ----------
    Total deposits                                   6,720,562             50,971               3.04%         6,455,209
Federal funds purchased, securities sold
  under agreements to repurchase and                 1,538,493             17,332               4.52%         1,063,848
  other borrowings
Other liabilities                                      175,509                 --                               159,653
Shareholders' equity                                   895,133                 --                               841,865
                                                    ----------          ---------                            ----------
  Total liabilities and shareholders' equity        $9,329,697             68,303                 --          8,520,575
                                                    ==========          =========                            ==========
Total earning assets                                $8,622,974            171,414               7.97%         7,892,086
                                                    ==========          =========                            ==========
Total interest bearing liabilities                  $7,178,977             68,303               3.82%         6,435,703
                                                    ==========          =========                            ==========
Net yield on earning assets                                               103,111               4.80%
                                                                        =========              =====
Interest rate spread                                                                            4.15%
                                                                                               =====



                                                     Year ended December 31,                     Three Months ended June 30,
                                             ------------------------------------    -----------------------------------------------
                                                              1998                                         1998
                                             ------------------------------------    -----------------------------------------------

                                                                        Average        Average                             Average
                                                    Interest             Rate          Balance            Interest          Rate
                                             ------------------------------------    -----------------------------------------------

ASSETS
Investment securities                               109,917              6.41%         1,787,231            28,240             6.34%
Federal funds sold                                    2,400              5.35%             3,329                40             4.82%
Loans, net of unearned income                       533,732              8.70%         5,988,981           130,845             8.76%
  Less allowance for possible loan losses                                                 76,033
                                                 ----------                           ----------        ----------
    Net loans                                       533,732                --          5,912,948           130,845               --
Cash and due from banks                                  --                --            246,362                --               --
Other assets                                             --                --            432,721                --               --
                                                 ----------                           ----------        ----------
  Total assets                                      646,049                --          8,382,591           159,125               --
                                                 ==========                           ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                                 --                --            869,547                --               --
  Demand-
    interest bearing                                 13,222              1.76%           556,069             1,579             1.14%
  Savings                                            44,077              2.75%         1,476,348             8,762             2.38%
  Certificates and other time deposits              165,198              5.47%         3,459,774            44,916             5.21%
                                                 ----------                           ----------        ----------
    Total deposits                                  222,497              3.45%         6,361,738            55,257             3.48%
Federal funds purchased, securities sold
  under agreements to repurchase and                 63,879              6.00%         1,028,093            15,383             6.00%
  other borrowings
Other liabilities                                        --                              190,770               --
Shareholders' equity                                     --                              801,990               --
                                                 ----------                           ----------        ----------
  Total liabilities and shareholders' equity        286,376                --          8,382,591            70,640               --
                                                 ==========                           ==========        ==========
Total earning assets                                646,049              8.19%         7,779,541           159,125             8.20%
                                                 ==========                           ==========        ==========
Total interest bearing liabilities                  286,376              4.45%         6,520,284            70,640             4.35%
                                                 ==========                           ==========        ==========
Net yield on earning assets                         359,673              4.56%                              88,485             4.56%
                                                 ==========        ==========                           ==========        =========
Interest rate spread                                                     3.74%                                                 3.85%
                                                                   ==========                                             =========


*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis. *Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

         FirstMerit Corporation's 1999 second quarter net income was $38.9 million, a 60.6% increase over 1998 second quarter net income of $24.2 million. Excluding $4.8 million of costs associated with Signal Corp's acquisition of First Shenango Bancorp, Inc., second quarter 1998 net income was $29.0 million. Return on average equity (ROE) for the 1999 quarter was 17.43% compared to 12.12% last year. Return on average assets (ROA) for the quarter was 1.67% compared to 1.16% for 1998. Excluding the First Shenango Bancorp, Inc. merger-related expenses, ROE and ROA for the 1998 second quarter were 14.50% and 1.39%, respectively.

         For the six-month period ended June 30, 1999, net income was $38.4 million compared to $53.6 million for 1998's first half. ROE and ROA for the current six-month period were 8.55% and 0.84%, respectively. The comparable ratios for the 1998 six-month period were 13.93% and 1.33%. Excluding first quarter 1999 merger-related costs associated with the February 12, 1999 purchase acquisition of Signal Corp and the after-tax extraordinary item of $5.8 million, first-half net income was $76.5 million, up 31.1% from $58.4 million for 1998 (on a comparable basis). ROE and ROA on this same adjusted basis for the first half were 17.03% and 1.68%, respectively, compared to prior year's ratios of 15.17% and 1.45%.

         The results of CoBancorp, Inc., acquired by the Corporation in a purchase transaction on May 22, 1998, are included in the entire 1999 periods and in the 1998 totals from the acquisition date through June 30, 1998.

         Net interest income on a fully tax-equivalent (FTE) basis was $103.1 million for the second quarter of 1999, a gain of 16.5% above the $88.5 million reported last year. Growth in average earning assets was 10.8% since June 30, 1998, reaching $8.6 billion. The net interest margin for the 1999 second quarter was 4.80%, up 24 basis points from 4.56% last year. For the first six months of 1999, net interest income FTE rose 15.2% from $172.5 million to $198.7 million. For the same six-month period, the net interest margin was 4.73% compared to 4.59% in 1998.

         Excluding securities gains/losses from each quarter, noninterest income was $33.9 million compared to $32.1 million the prior year, an improvement of 5.6%. For the six-month period, noninterest income was up 5.2% above 1998 levels, accounting for 25.0 % of net revenue compared to 26.8% of net revenue for the prior year period.

         Second quarter 1999 operating expenses were $72.9 million, a decline of 6.1% from the prior year level of $77.7 million. The $4.8 million decline was a result of higher intangible amortization expense and equipment expense in 1999 that was more than offset by the $7.3 million merger-related charge taken during the second quarter of 1998. The second quarter 1999 efficiency ratio was 51.13% compared to 56.79% for the 1998 adjusted quarter. The "lower is better" efficiency ratio indicates the percentage of each dollar of profit used to cover operating costs. For the first six months of 1999, operating expenses were $178.4 million versus $144.5 in 1998. Excluding merger-related expenses in both year-to-date periods, operating expenses for the six months ended June 30, 1999 totaled $144.7 compared to $137.2 million for the 1998 second half. The adjusted first-half efficiency ratios for 1999 and 1998 were 52.47% and 56.91%, respectively.


         Assets totaled $9.5 billion at quarter end, with earning assets comprising 92% of the total. At June 30, 1999, total loans were $7.1 billion, a gain of 14.7% above 1998 quarter-end levels. On an average basis, total loans were $6.9 billion, 15.3% above 1998 second quarter levels. Average commercial loans grew 21.7% to account for 40.9% of the portfolio, up from 38.7%. Meanwhile, mortgage loans declined 7.13% to comprise 24.3% of the portfolio, down from 30.1%. The Corporation continues to shift its loan mix from lower-yielding mortgage loans to higher-yielding commercial and consumer credits.


         The provision for loan losses was $9.7 million, an increase of 18.6% above second quarter 1998, consistent with growth of the portfolio and changes in loan mix. For the six-month period, the provision was $26.1 million compared to $14.3 million the prior year. Excluding a merger-related provision entry of $10.2 million recorded in the 1999 first quarter, the provision for loan losses for the six months ended June 30, 1999 was $15.9 million. The allowance for loan losses as a percent of period-end loans increased to 1.50% at the end of the second quarter, compared to 1.31% percent June 30, 1998.

         At June 30, 1999, non-performing assets were $21.4 million, or 0.30% of total loans and other real estate, compared to $27.9 million, or 0.45%, for the same quarter last year. The loan loss allowance (to nonperforming assets) coverage ratio was 5.0 times at quarter end compared to 2.9 times at June 30, 1998.

         Total deposits at June 30, 1999 and 1998 were $6.6 billion and $6.7 billion, respectively. Demand, savings and money market accounts comprised 53% of total deposits at June 30, 1999 compared to 47% at June 30, 1998. Certificates and other time deposits ("CDs") made up 47% of total deposits at June 30, 1999 and 53% at June 30, 1998. Other borrowings at June 30, 1999 were $1.9 billion, up from $1.1 billion a year ago.

         Shareholders' equity totaled $866.5 million at quarter end compared to $870.9 million at June 30, 1998. Earnings during the year continue to be paid out in the form of dividends and absorbed by merger-related expenses. Other items that affected shareholders' equity were treasury stock repurchases and the market value adjustment of securities. Common stock dividends paid were $16.6 million in the second quarter, or $0.18 per share, representing a payout ratio of 42.9%. At June 30, 1999, there were 90.4 million shares of common stock outstanding.

         On April 29, 1999, the Corporation began a new share repurchase program to repurchase up to 1.65 million, or approximately 1.8%, of FirstMerit's outstanding common stock. The program will be in effect for two years and will give the Corporation more flexibility in managing capital levels allowing any excess capital to be returned to shareholders.

         Diluted earnings per share for the second quarter was $0.42 compared to last year's quarterly earnings of $0.28. For the six months ended June 30, 1999, diluted earnings per share was $0.42 compared to $0.63 recorded for the 1998 first half. Excluding merger-related costs in both six-month periods and the extraordinary charge in the 1999 first quarter, diluted ("core") earnings per share for 1999 was $0.83 compared to $0.69 for 1998. The components of change in per share income and core earnings for the three-month and six-month periods ended June 30, 1999 and 1998 are summarized in the following table:


CHANGES IN EARNINGS PER SHARE
-----------------------------
                                          Reported        CORE EARNINGS       Reported        CORE EARNINGS
                                        Three months   Three months ended    Six months         Six months
                                           ended                                ended              ended
                                          June 30,          June 30,          June 30,           June 30,
                                         1999/1998          1999/1998         1999/1998         1999/1998
                                      --------------------------------------------------------------------

Diluted net income/core earnings
per share June 30, 1998                   $0.28              0.34             0.63               0.69

Increases (decreases) due to:

Net interest income - taxable
equivalent                                 0.16              0.16             0.28               0.28
Provision for possible loan losses        -0.02             -0.02            -0.13              -0.01
Other income                               0.04              0.04             0.08               0.08
Other expenses                             0.05             -0.03            -0.37              -0.08
Federal income taxes - taxable
equivalent                                -0.06             -0.03             0.02              -0.07
Extraordinary item - extinguishment
of debt                                                                      -0.06
Change in share base                      -0.03             -0.04            -0.03              -0.06
                                          -----------------------------------------------------------

Net change in diluted net income
per share                                  0.14              0.08            -0.21               0.14
                                          -----------------------------------------------------------

Diluted net income per share June
30, 1999                                  $0.42              0.42             0.42               0.83
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

         Net interest income FTE for the quarter ended June 30, 1999 was $103.1 million compared to $88.5 million for the same period one year ago, an increase of $14.6 million. The increase occurred as interest income increased $12.3 million and interest expense declined $2.3 million. Of the $12.3 million increase in interest income, loan volume accounted for $19.3 million while unfavorable loan and securities rate variances lowered interest income by $5.9 million. Interest expense decreased as higher borrowing volumes added $3.7 million to interest expense but lower rates paid customers, compared to second quarter last year, lessened interest expense by $6.0 million.

         For the year-to-date period, net interest income increased $26.3 million to $198.7 million. The net increase occurred as interest income rose $27.7 million and interest expense increased $1.4 million. Higher loan volume added $35.2 million to interest income, compared to last year's first half, and lower rates on interest-bearing assets lessened interest income by $9.3 million. Interest expense increased on a net basis as lower interest rates paid customers lessened interest expense by $7.3 million but interest paid on higher funding volumes resulted in an increase in interest expense of $8.7 million.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

                     CHANGES IN NET INTEREST DIFFERENTIAL -
                   FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                Quarters ended                          Six Months Ended
                                                   June 30,                                   June 30,
                                                1999 and 1998                              1999 and 1998
                                                -------------                              -------------
                                               Increase (Decrease)                      Increase (Decrease)
                                             Interest Income/Expense                 Interest Income/Expense
                                             -----------------------                 -----------------------
                                                   Volume   Yield Rate     Total      Volume    Yield Rate     Total
                                             --------------------------------------------------------------------------------
INTEREST INCOME
Investment Securities                           $ (1,041)     (1,481)     (2,522)      1,820        (512)      1,308
Loans                                             19,302      (4,465)     14,837      35,182      (8,785)     26,397
Federal funds sold                                   (27)          1         (26)        (43)          4         (39)
   Total interest income                          18,234      (5,945)     12,289      36,959      (9,293)     27,666
                                             --------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing                            344        (198)        146         604        (795)       (191)
  Savings                                          1,988        (611)      1,377       4,795      (1,085)      3,710
  Certificates and other
     time deposits                                (4,406)     (1,403)     (5,809)     (6,885)     (2,053)     (8,938)
  Federal Funds Purchased,
   REPOs & other borrowings                        5,750      (3,801)      1,949      10,205      (3,370)      6,835
                                             --------------------------------------------------------------------------------
   Total interest expense                          3,676      (6,013)     (2,337)      8,719      (7,303)      1,416
                                             --------------------------------------------------------------------------------

Net interest income                             $ 14,558          68      14,626      28,240      (1,990)     26,250
                                             ================================================================================

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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)

                                                                         Quarters Ended             Six Months Ended
                                                                    ----------------------------------------------------
                                                                             June 30,                   June 30,

                                                                          1999        1998            1999          1998
                                                                    -------------------------  -------------------------
Net interest income per
  financial statements                                              $  101,975        87,765       196,422       171,045
Tax equivalent adjustment                                                1,136           720         2,310         1,437
                                                                    -------------------------  -------------------------
Net interest income - FTE                                           $  103,111        88,485       198,732       172,482
                                                                    =========================  =========================

Average earning assets                                              $8,622,974     7,779,541     8,473,480     7,578,018
                                                                    =========================  =========================

Net interest margin                                                       4.80%         4.56%         4.73%         4.59%
                                                                    =========================  =========================


     The CoBancorp, Inc. acquisition was completed on May 22, 1998. As a result, 1998 results only include CoBancorp balances for the forty-day period from May 22, 1998 through June 30, 1998 while CoBancorp balances are included in the entire 1999 periods.

OTHER INCOME

     Other income for the quarter ended June 30, 1999 was $36.4 million, an increase of $2.5 million or 8%, over the $33.9 million earned during the same period last year. Excluding securities sales, the increase in other income was $1.8 million, or 6%. For the six-month period, other income totaled $74.5 million, up from $66.5 million a year ago.

     Trust department income for the second quarter was $4.6 million, up $0.4 million from the $4.2 million earned one year ago. Service charges on depositors' accounts increased 8.8% to $10.6 million from $9.7 million for last year's second quarter. Credit card fees, including merchant services, increased 42.6% to $6.8 million for the quarter compared to $4.8 million for the three months ended June 30, 1998. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $2.7 million during the 1998 second quarter to $3.5 million for same 1999 period. Manufactured housing income was $1.4 million, approximately 60% of the $2.5 million recorded last year.

     First-half 1999 results compared to the six months ended June 30, 1998 were as follows: trust department income increased 16.1%; service charges on depositors' accounts increased 4.8%; credit card fees increased 41.5%; other service fees, which include ATM revenue, increased 41.9%; and manufactured housing income declined by half from $5.6 million to $2.8 million.

     In banking, other income is an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

OTHER EXPENSES

     Other expenses were $72.9 million for the second quarter, a decrease of $4.7 million or 6.1%, from the $77.7 million recorded during the same quarter last year. Excluding merger-related expenses of $7.3 million in 1998, other expenses were $70.3 million. The increase during the 1999 second quarter from adjusted 1998 other expenses totaled $2.6 million or 3.7%.

     The "lower-is-better" efficiency ratio for the second quarter was 51.13% compared to the adjusted ratio of 56.79% a year ago. The adjusted efficiency ratios for the six-month periods were 52.47% and 56.91% for 1999 and 1998, respectively. The second quarter efficiency ratio of 51.13% indicates that it took 51.13 cents of operating costs to generate every dollar of profit.

     Salaries, wages, pension and employee benefits ("Salaries and benefits"), the largest component of other expenses, totaled $33.1 for second quarter 1999 compared to last year's expense of $33.2 million. For the six-month period, salaries and benefits rose from $64.8 million in 1998 to $75.4 million in 1999. Excluding $7.3 million of personnel merger costs taken in the 1999 first quarter, six-month salaries and benefits were $68.1 million, an increase of 5.0% from last year's $64.8 million.

     Other operating expenses for the 1999 second quarter were $27.1 million, down $6.6 million from $33.7 million recorded last year. Included in 1998's other operating expenses were merger-related charges of $7.3 million related to the acquisition of First Shenango Bancorp, Inc. Excluding merger-related charges for both periods, first-half 1999 other operating expenses were $52.7 million compared to $51.1 million for 1998.

FINANCIAL CONDITION

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

     The book value and market value of investment securities classified as available for sale are as follows:

                                                                June 30, 1999
                                                                -------------
                                                               Gross      Gross
                                                Book        Unrealized   Unrealized    Market
                                                Value         Gains       Losses        Value
                                              ----------   ----------   ----------   ----------
U.S. Treasury securities
  and U.S. Government  agency
  obligations                                 $  735,772          546       14,710      721,608
Obligations of state and
  political subdivisions                         127,803          788          766      127,825
Mortgage-backed securities                       508,392          239       16,889      491,742
Other securities                                 293,600        3,321        6,947      289,974
                                              ----------   ----------   ----------   ----------
                                              $1,665,567        4,894       39,312    1,631,149
                                              ==========   ==========   ==========   ==========



                                                                     Book Value   Market Value
                                                                     ----------   ----------
Due in one year or less                                              $   94,992       95,170
Due after one year through five years                                   346,177      339,165
Due after five years through ten years                                  319,501      313,030
Due after ten years                                                     904,897      883,784
                                                                      ----------   ----------
                                                                      $1,665,567    1,631,149
                                                                      ==========   ==========


     The book value and market value of investment securities including mortgage-backed securities and derivatives at June 30, 1999, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.3 billion at June 30, 1999 and $1.2 billion at December 31, 1998.

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


LOANS

     Total loans outstanding at June 30, 1999 were $7.139 billion compared to $6.398 billion at December 31, 1998 and $6.222 billion at June 30, 1998. Average loans outstanding for the quarter ended June 30, 1999 were $6.904 billion, up $914.7 million or 15.3%, from $5.989 billion for the same quarter last year.

     The most notable increases occurred in commercial loans, up $503.8 million or 21.7%; manufactured housing loans, up $276.0 million or 198.6%; installment loans, up $159.6 million or 13.7%; home equity loans up $81.7 million or 27.3% and credit card outstandings up $8.5 million or 9.3%. Mortgage loan outstandings declined $128.6 million or 7.13% as the Corporation's loan mix continues to shift away from lower-yielding mortgage loans and toward higher-yielding commercial and consumer credits.

     Similar to the quarterly growth, 1999 year-to-date average loan outstandings totaled $6.710 billion, up $844.7 million or 14.4% from $5.865 billion for the prior year. Growth was noted in all categories except mortgage loans. Average outstanding loans for the quarter and six-month periods equaled 80.1% and 79.1% of average earning assets, respectively.

ASSET QUALITY

     Total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate (ORE), totaled $21.4 million at June 30, 1999 or 0.30% of total outstanding loans and ORE. At December 31, 1998, nonperforming assets totaled $23.2 million or 0.36% of outstanding loans and ORE. At June 30, 1998, nonperforming assets were $27.9 million or 0.45% of outstanding loans and ORE.

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

                                                                       (Dollars in thousands)

                                                                   June 30,  December 31  June 30,
                                                                     1999       1998       1998
                                                                   -------    -------    -------
 Impaired Loans:
      Non-accrual                                                  $16,921     10,883     22,360
      Restructured                                                      83         85      1,887
 -----------------------------------------------------------------------------------------------
         Total impaired loans                                       17,004     10,968     24,247
                                                                   -------    -------    -------
 Other Loans:
      Non-accrual                                                    2,577      8,456      2,658
      Restructured                                                    --         --         --
 -----------------------------------------------------------------------------------------------
         Total other nonperforming loans                             2,577      8,456      2,658
 -----------------------------------------------------------------------------------------------
         Total nonperforming loans                                  19,581     19,424     26,905
 -----------------------------------------------------------------------------------------------
 Other real estate owned (ORE)                                       1,814      3,789        954
                                                                   -------    -------    -------
      Total nonperforming assets                                    21,395     23,213     27,859
 ===============================================================================================
 Loans past due 90 days or more
      accruing interest                                             22,375     18,911     11,829
 ===============================================================================================
 Total nonperforming assets as a
      percent of total loans and ORE                                  0.30%      0.36%      0.45%
 ================================================================================================


 N/A = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

     The allowance for possible loan losses at June 30, 1999 totaled $106.8 million, or 1.50% of total loans outstanding compared to $96.1 million, or 1.50% and $81.2 million, or 1.31% at December 31, 1998 and June 30, 1998, respectively.

 Dollars in thousands                        Six months ended           Year ended           Six months ended
                                                 June 30,              December 31,              June 30,
                                                   1999                    1998                    1998
                                           ---------------------  -----------------------  ---------------------
 Allowance -  beginning of period                      $ 96,149                   67,736                 67,736
 Acquisition adjustment/other                             1,012                    8,215                  8,215
 Loans charged off:
   Commercial, financial, agricultural                    6,866                    3,894                    928
   Installment to individuals                            15,741                   26,277                 13,231
   Real estate                                            2,253                    1,489                    129
   Lease financing                                          600                    1,274                    475
 Total charge-offs                                       25,460                   32,934                 14,763
 Recoveries:
   Commercial, financial, agricultural                    2,674                    1,930                    644
   Installment to individuals                             5,967                    8,285                  4,350
   Real estate                                              194                    1,464                    558
   Lease financing                                          194                      532                    179
 Total recoveries                                         9,029                   12,211                  5,731

 Net charge-offs                                         16,431                   20,723                  9,032
 Provision for possible loan losses                      26,055                   40,921                 14,308
 Allowance -  end of period                            $106,785                   96,149                 81,227

 Annualized net charge offs as a
     percent of average loans                             0.49%                    0.34%                  0.31%

 Allowance for possible loan losses:

 As a percent of loans
     outstanding at end of period                         1.50%                    1.50%                  1.31%

 As a multiple of annualized net
     charge offs                                          3.22X                    4.64X                  4.46X

DEPOSITS

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

                                                      (Dollars in thousands)
                                                    Three months and year ended

                                          June 30, 1999             December 31, 1998            June 30, 1998
                                      Average      Average        Average     Average        Average     Average
                                      Balance       Rate          Balance       Rate         Balance       Rate
                                   -------------------------   -------------------------  -------------------------
   Non-interest DDA                    $1,080,078     -            1,083,354      -             869,547      -
   Interest-bearing DDA                   694,590     1.00%          752,096      1.76%         556,069      1.14%
   Savings deposits                     1,836,459     2.21%        1,600,122      2.75%       1,476,348      2.38%
   CDs and other time                   3,109,435     5.04%        3,019,637      5.47%       3,459,774      5.21%
                                   ---------------             --------------             --------------
                                       $6,720,562     3.04%        6,455,209      3.45%       6,361,738      3.48%
                                   ===============             ==============             ==============

     Average CDs totaled $3.109 billion for the quarter ended June 30, 1999, down 10.1% from $3.460 billion for the 1998 quarter. On a percentage basis, average CDs were 43% of total interest bearing funds for the June 30, 1999 quarter and 53% for the same quarter last year; average savings deposits, including money market accounts, were 26% of interest bearing funds during the quarter ended June 30, 1999 and 23% for the same period last year; interest-bearing demand deposits was approximately 9% of interest bearing funds during both years' second quarters; and wholesale borrowings increased from 16% of interest-bearing funds during the three months ended June 30, 1998 to 21% for the June 30, 1999 quarter. During both second quarter periods, interest bearing liabilities funded approximately 83% of average earning assets.

     The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of June 30, 1999 by time remaining until maturity.

 (Dollars in Thousands)                                     Amount

 Maturing in:
 Under 3 months                                                $438,249
 3 to 12 months                                                 278,007
 Over 12 months                                                 166,085
                                                       -----------------
                                                               $882,331
                                                       =================

MARKET RISK

     The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (ALCO) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation's operations. ALCO monitors the Corporation's interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Corporation's market risk is composed primarily of interest rate risk. Interest rate risk on the Corporation's balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity gap mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of the Corporation's retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for the Corporation. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

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

CAPITAL RESOURCES

     Shareholders' equity at June 30, 1999 totaled $866.5 million compared to $906.7 million at December 31, 1998 and $870.9 million at June 30, 1998.

The following table reflects the various measures of capital:

                                                   As of                                As of
                                                  June 30,                           December 31,
                                                    1999                                 1998
 (In thousands)

 Total equity                             866,502          9.13%                  906,656          10.04%

 Common equity                            862,456          9.09%                  897,357           9.94%

 Tangible common equity (a)               704,236          7.55%                  724,247           8.18%

 Tier 1 capital (b)                       723,730          9.30%                  774,303          10.46%

 Total risk-based capital (c)             824,526         10.55%                  949,229          12.82%

 Leverage (d)                             723,730          8.37%                  774,303           8.91%

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

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 1999 the Corporation's risk-based capital equaled 10.55% of risk adjusted assets, exceeding the minimum guidelines.

     The cash dividend of $0.18 paid in the second quarter has an indicated annual rate of $0.72 per share.

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

     The Corporation has based its plans on regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC considers five general phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with the status at June 30, 1999:

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

     Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. The renovation phase has been completed for 100% of the Corporation's "mission critical" applications. That is, each mission critical application has been renovated or the vendor's Year 2000 software release has been installed. A few "non-mission critical" applications have received recent Year 2000 updates. These applications are being finalized and are in the validation stage. Renovation of in-house written lines of computer code is 100% complete.

     Validation: The Validation phase consists of significant testing. Mission critical applications have been tested a number of times and further testing of these applications will continue throughout 1999. In addition to testing of mission critical applications, the Corporation has tested both in-house and vendor written systems as well as the various connections to other systems (internal and external). Non-information systems such as vaults and security systems have also been tested. Continued testing during 1999 will include integrated testing, system interfaces to third parties and non mission critical applications.

     Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. The Corporation has placed renovated systems into production.

     Another area of concern mentioned by the FFIEC is the area of contingency planning where alternative measures are enacted throughout the organization in event of a Year 2000-caused problem. All business areas reviewed departmental Year 2000 risks and finalized their contingency plans. Various potential Year 2000 scenarios have been identified and plans for each one have been developed. Contingency plans are complete for all significant banking areas.

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

     The remaining costs of the Year 2000 readiness project are estimated at $0.9 million and are being funded through operating cash flows, which will be expensed as incurred over the remainder of 1999. These costs are not expected to have a material adverse effect on the Corporation's results of operations. As of June 30, 1999, the Corporation has incurred and expensed approximately $4.8 million related to the Year 2000 readiness project. At June 30, 1999, it appears the total cost of the project will be $5.7 million, approximately $0.4 million less than the $6.1 million reported in the first quarter 1999 10Q.

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 1999, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted all proposals stated in the Proxy Statement dated March 17, 1999. The proposals voted on and approved by the shareholders are as follows:

         1. The election of five Class II directors, being:

                                          For          Against                Abstain

 Karen S. Belden                       76,728,335         *                  1,111,845
 R. Cary Blair                         76,769,653         *                  1,070,527
 Robert W. Briggs                      75,967,111         *                  1,873,069
 Gary G. Clark                         76,661,610         *                  1,178,570
 Clifford J. Isroff                    76,678,108         *                  1,162,072

     All other Class I and Class III directors continued in their positions.

     * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

     2. Approval of the proposal to amend the Corporation's Amended and Restated Articles of Incorporation to increase the authorized shares of Common Stock from 160 million to 300 million shares by a vote of 74,125,519 (81%) for, 2,831,735 (3%) against and 880,861 (1%) abstaining.

     3. Approval of the proposal to adopt the FirstMerit Corporation 1999 Stock Plan by a vote of 67,074,007 (74%) for, 7,914,796 (8%) against and 1,572,607(2%)
abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

 3.1 Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the registrant on April 29, 1999)

 3.2 Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

 4.1 Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

 4.2 Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation's 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

 4.3 Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the registrant on March 22,1999)

 4.4 Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 41 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,
         1998)

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

 4.7 Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,
         1998).

 4.8 Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S- 4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1 1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)

10.2 Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)

10.3     1992 Directors Stock Option Program (incorporated by reference from
         Exhibit 10.2 to the Form 10-K filed by the registrant on February 24,
         1998)

10.4 FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)

10.5 1997 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)

10.6 1985 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(a) to the Form S-8 (No. 33-57557) filed by the registrant on February 1, 1995)

10.7 1993 FirstMerit Corporation Stock Plan (CV) (incorporated by reference from Exhibit (10)(b) to the Form S-8 (No. 33-57557) filed by the registrant on February 1, 1995)

10.8 Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)

10.9 Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)

10.10 FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)

10.10.1 Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 1039 to the Form 10-K filed by the registrant on March 22,1999)


10.11 FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)

10.12 First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)

10.13 Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)

10.14 FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)

10.15 Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)

10.16 Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)

10.17 SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)

10.18 Employment Agreement dated October 23, 1998 for Austin J. Mulhern (incorporated by reference from Exhibit 10(c) to the Form 10-Q filed by the registrant on November 13, 1998)

10.19 SERP Agreement dated October 23, 1998 for Austin J. Mulhern (incorporated by reference from Exhibit 10(d) to the Form 10-Q filed by the registrant on November 13, 1998)

10.20 Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on March 22,1999)

10.21 Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)

10.22 Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)

10.21.1 First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 the Form 10-K filed by the registrant on March 22,1999)

10.23 Employment Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)

10.23.1 First Amendment to Employment Agreement of Sid A. Bostic dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the Registrant on May 14, 1999)

10.24 Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)

10.24.1 First Amendment to Restricted Stock Award Agreement of Sid A. Bostic dated April 20, 1999 (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on May 14, 1999)

10.25 Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.25 to the Form 10-K filed by the registrant on March 22,1999)

10.25.1 First Amendment to FirstMerit Corporation Change of Control Termination Agreement of Sid A. Bostic dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the Registrant on May 14, 1999)

10.26 Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)

10.27 FirstMerit 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 4.2 to the Form S-8/A (No. 333-57439) filed by the registrant on October 26, 1998)

10.28 FirstMerit 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-57439) filed by the registrant on October 26, 1998)

10.29    FirstMerit 1994 Stock Option Plan (SF) (incorporated by reference from
         Exhibit 4.4 to the Form S-8/A (No. 333-57439) filed by the registrant on October 26, 1998)

10.30 FirstMerit 1989 Stock Incentive Plan (SB)(incorporated by reference from Exhibit 4.6 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)

10.31 FirstMerit Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 4.2 to the Form S- 8/A (No. 333-63797) filed by the registrant on February 12, 1999)



10.32 FirstMerit Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)

10.33 FirstMerit 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 4.4 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)

10.34    FirstMerit 1993 Stock Option Plan (FSB) (incorporated by reference from
         Exhibit 4.5 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)

10.35 Independent Contractor Agreement with Gary G. Clark dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)

10.36 FirstMerit Corporation 1999 Stock Option Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 (No. 333-78953) filed by the registrant on May 21, 1999)

27       Financial Data Schedule

         (b)      FORM 8-K

                  On April 20, 1999, FirstMerit Corporation filed a Form 8-K to report the announcement on April 15, 1999, of its first quarter 1999 earnings and the restatement of both quarters financial information to account for the acquisition of Signal Corp on February 12, 1999 on a pooling-of-interests basis.

                  On April 20, 1999, FirstMerit Corporation filed a Form 8-K/A to report certain amended Item 7 information to the Form 8-K filed on March 5, 1999 regarding the consolidated financial information of Signal Corp and subsidiaries.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             FIRSTMERIT CORPORATION



                             By:/s/AUSTIN J. MULHERN
                                ---------------------------------------------
                                Austin J. Mulhern, Senior Vice President
                                and Chief Financial Officer



















DATE:             August 12, 1999