Form 10-Q
period 1999-09-30
FIRSTMERIT CORP /OH/
filed 1999-11-12
CIK 354869

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

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

                                 (330) 996-6300
                               (TELEPHONE NUMBER)

                    OUTSTANDING SHARES OF COMMON STOCK, AS OF
                               SEPTEMBER 30, 1999
                                   89,802,272

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

           Consolidated Balance Sheets as of September 30, 1999, December 31, 1998 and September 30, 1998

           Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 1999 and 1998

           Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1998 and for the nine months ended September 30, 1999

           Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

           Notes to Consolidated Financial Statements as of September 30, 1999, December 31, 1998, and September 30, 1998

           Management's Discussion and Analysis of Financial Conditions as of September 30, 1999, December 31, 1998 and September 30, 1998 and Results of Operations for the quarter and nine months ended September 30, 1999 and 1998 and for the year ended December 31, 1998.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------
                   (In thousands)                                              (Unaudited, except December 31, 1998)

                                                                          -----------------------------------------------

                                                                          September 30       December 31     September 30
                                                                          ------------       -----------     ------------
                                                                               1999              1998            1998
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Investment securities                                                      $ 2,020,384        1,903,266        1,804,131
Federal funds sold & other investments                                           1,140            6,739            8,864

Commercial loans                                                             2,981,820        2,613,838        2,341,814
Mortgage loans                                                               1,334,623        1,648,346        1,996,757
Installment loans                                                            1,436,541        1,199,014        1,265,165
Home equity loans                                                              396,272          377,358          310,898
Credit card loans                                                              100,681           99,541           93,872
Manufactured housing loans                                                     672,398          289,308          240,683
Leases                                                                         218,032          171,040          203,889
                                                                           -----------        ---------        ---------

Total loans                                                                  7,140,367        6,398,445        6,453,078
Less allowance for possible loan losses                                        106,892           96,149           79,693
                                                                           -----------        ---------        ---------

    Net loans                                                                7,033,475        6,302,296        6,373,385

Cash and due from banks                                                        295,008          327,997          247,724
Premises and equipment, net                                                    134,094          140,841          140,512
Intangible assets                                                              159,951          169,725          184,769
Accrued interest receivable and other assets                                   281,911          175,160          192,050
                                                                           -----------        ---------        ---------

                                                                           $ 9,925,963        9,026,024        8,951,435
                                                                           ===========        =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-non-interest bearing                                              $ 1,009,982        1,026,377          940,298
  Demand-interest bearing                                                      631,193          917,765          893,730
  Savings                                                                    1,705,227        1,810,340        1,800,008
  Certificates and other time deposits                                       3,512,361        3,091,496        3,013,609
                                                                           -----------        ---------        ---------

    Total deposits                                                           6,858,763        6,845,978        6,647,645
Securities sold under agreements to repurchase
  and other borrowings                                                       2,053,896        1,123,204        1,192,131
                                                                           -----------        ---------        ---------

    Total funds                                                              8,912,659        7,969,182        7,839,776
Accrued taxes, expenses, and other liabilities                                 126,959          117,714          134,089
                                                                           -----------        ---------        ---------

    Total liabilities                                                        9,039,618        8,086,896        7,973,865

Mandatorily redeemable preferred securities                                     21,450           32,472           50,000

Shareholders' equity:
 Preferred stock, without par value: authorized 7 million shares
  Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding
  Convertible preferred stock, Series B, without par value; designated
    220,000 shares; 163,534, 403,232 and 419,242 shares outstanding at September 30, 1999, December 31, 1998 and September 30, 1998,
    respectively                                                                 3,934            9,299            9,671
  Common stock, without par value:
    authorized 300,000,000 shares; issued 92,046,920
    91,161,362 and  90,866,857 shares, respectively                            127,938          122,387          122,078
  Capital surplus                                                              117,535          117,845          109,532
  Accumulated other comprehensive income                                       (27,686)           5,858           11,158
  Retained earnings                                                            696,275          668,837          699,018
  Treasury stock, at cost, 2,244,648, 1,166,604 and 1,664,619
    shares, respectively                                                       (53,101)         (17,570)         (23,887)
                                                                           -----------        ---------        ---------

    Total shareholders' equity                                                 864,895          906,656          927,570
                                                                           -----------        ---------        ---------

                                                                           $ 9,925,963        9,026,024        8,951,435
                                                                           ===========        =========        =========


Certain previously reported amounts may have been classified to conform to current presentation.

See notes to accompanying consolidated financial statements.


FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS                                           Unaudited
-----------------------------------------------  ---------------------------------------------------------------------

(Dollars in thousands)                            3rd Qtr         2nd Qtr       1st Qtr        4th Qtr        3rd Qtr
                                                   1999            1999          1999           1998            1998
-----------------------------------------------------------------------------------------    -------------------------
ASSETS
Investment securities                           $1,854,863      1,718,124      1,820,047      1,778,551      1,829,307
Federal funds sold                                   9,149          1,149          4,353          5,739          3,051

Commercial loans                                 2,929,115      2,821,088      2,648,284      2,625,360      2,518,575
Mortgage loans                                   1,401,899      1,675,442      1,707,232      1,714,004      1,782,600
Installment loans                                1,418,423      1,330,759      1,168,905      1,260,757      1,231,310
Home Equity loans                                  391,277        380,361        348,220        309,130        308,763
Credit card loans                                  100,756        100,290        102,080         96,694         93,272
Manufactured housing loans                         593,752        415,032        368,503        266,759        204,376
Leases                                             202,950        180,729        170,352        187,638        198,657

                                                ----------      ---------      ---------      ---------      ---------
Loans less unearned income                       7,038,172      6,903,701      6,513,576      6,460,342      6,337,553
Less allowance for possible
  loan losses                                      108,067        104,875        101,788         95,211         80,774
                                                ----------      ---------      ---------      ---------      ---------

    Net loans                                    6,930,105      6,798,826      6,411,788      6,365,131      6,256,779

Cash and due from banks                            238,835        272,025        285,589        172,315        260,322
Premises and equipment, net                        136,448        139,026        140,149        140,872        144,844
Accrued interest receivable
  and other assets                                 428,498        400,547        402,371        405,167        375,451
                                                ----------      ---------      ---------      ---------      ---------

Total Assets                                    $9,597,898      9,329,697      9,064,297      8,867,775      8,869,754
                                                ==========      =========      =========      =========      =========


LIABILITIES
Deposits:
  Demand-non-interest bearing                   $1,036,066      1,080,078      1,066,573      1,000,358        974,650
  Demand-interest bearing                          659,437        694,590        659,189        671,672        847,578
  Savings                                        1,741,610      1,836,459      1,878,596      1,674,459      1,784,982
  Certificates and other time
    deposits                                     3,407,053      3,109,435      3,111,321      3,247,273      3,064,187
                                                ----------      ---------      ---------      ---------      ---------

    Total deposits                               6,844,166      6,720,562      6,715,679      6,593,762      6,671,397
Securities sold under agreements to
  repurchase and other borrowings                1,718,674      1,538,493      1,239,299      1,163,821      1,107,895
                                                ----------      ---------      ---------      ---------      ---------

    Total funds                                  8,562,840      8,259,055      7,954,978      7,757,583      7,779,292
Accrued taxes, expenses and
  other liabilities                                150,905        154,059        172,874        151,472        141,243
                                                ----------      ---------      ---------      ---------      ---------

    Total liabilities                            8,713,745      8,413,114      8,127,852      7,909,055      7,920,535

Mandatorily redeemable preferred securities         21,450         21,450         22,997         41,676         50,000

SHAREHOLDERS' EQUITY                               862,703        895,133        913,448        917,044        899,219
                                                ----------      ---------      ---------      ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY            $9,597,898      9,329,697      9,064,297      8,867,775      8,869,754
                                                ==========      =========      =========      =========      =========



Certain previously reported amounts may have been reclassified to conform to current presentation.

See notes to accompanying consolidated financial statements.


FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
-------------------------------------------------------------                                   (Unaudited)
                                                                                    (In thousands except per share data)
                                                                          -----------------------------------------------------
                                                                                Quarters Ended             Nine Months Ended
                                                                                 September 30,               September 30,
                                                                          ------------------------      -----------------------
                                                                             1999           1998          1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                              $ 148,582        138,395       430,136        393,663
  Interest and dividends on securities:
    Taxable                                                                  25,074         27,278        73,347         78,481
    Exempt from Federal income taxes                                          1,616          1,309         5,093          3,498
  Interest on Federal funds sold                                                102             37           167            156
                                                                          ---------        -------       -------        -------
      Total interest income                                                 175,374        167,019       508,743        475,798
                                                                          ---------        -------       -------        -------
Interest expense:
    Demand-interest bearing                                                     998          1,674         3,821          4,688
    Savings                                                                   9,888          9,435        30,382         26,219
    Certificates and other time deposits                                     44,063         47,620       123,314        135,809
  Interest on securities sold under agreements
    to repurchase and other borrowings                                       22,454         16,797        56,841         46,544
                                                                          ---------        -------       -------        -------
      Total interest expense                                                 77,403         75,526       214,358        213,260
                                                                          ---------        -------       -------        -------

      Net interest income                                                    97,971         91,493       294,385        262,538
Provision for possible loan losses                                            6,913          5,941        32,968         20,249
                                                                          ---------        -------       -------        -------
      Net interest income after provision
        for possible loan losses                                             91,058         85,552       261,417        242,289
                                                                          ---------        -------       -------        -------
Other income:
  Trust department income                                                     4,636          3,968        13,417         11,534
  Service charges on depositors' accounts                                    11,203         10,810        30,872         29,580
  Credit card fees                                                            7,001          5,477        19,453         14,278
  Service fees - other                                                        4,301          2,786        11,075          7,561
  Manufactured housing income                                                 2,910          1,117         5,741          6,675
  Securities gains (losses)                                                    (662)         2,148         7,415          5,511
  Loan sales and servicing                                                    2,192          6,199         6,055         12,854
  Other operating income                                                      6,953          4,541        18,979         15,512
                                                                          ---------        -------       -------        -------
      Total other income                                                     38,534         37,046       113,007        103,505
                                                                          ---------        -------       -------        -------

                                                                            129,592        122,598       374,424        345,794
Other expenses:
  Salaries, wages, pension and employee benefits                             33,186         34,347       106,798         99,123
  Net occupancy expense                                                       5,333          5,852        16,205         17,306
  Equipment expense                                                           4,889          3,917        14,513         10,692
  Amortization of intangibles                                                 2,589          2,861         8,200          5,980
  Other operating expense                                                    24,911         25,834       103,538         84,233
                                                                          ---------        -------       -------        -------
      Total other expenses                                                   70,908         72,811       249,254        217,334
                                                                          ---------        -------       -------        -------
      Income before Federal income taxes
        and extraordinary item                                               58,684         49,787       125,170        128,460

Federal income taxes                                                         18,780         15,932        41,015         41,006
                                                                          ---------        -------       -------        -------
      Income before extraordinary item                                       39,904         33,855        84,155         87,454

Extraordinary item, net of tax benefit
      of $3,148 (extinguishment of debt)                                        ---            ---        (5,847)           ---

                                                                          ---------        -------       -------        -------
      Net income                                                          $  39,904         33,855        78,308         87,454
                                                                          =========        =======       =======        =======
Other comprehensive income (loss), net of taxes:
  Unrealized gain (losses) on securities:
    Unrealized holding gains (losses) arising during period                  (5,518)         7,649       (28,724)         9,657
    Less/(add): reclassification for gains (losses) realized
      in net income                                                            (430)         1,396         4,820          3,582
                                                                          ---------        -------       -------        -------
Other comprehensive income (loss), net of taxes                              (5,088)         6,253       (33,544)         6,075
                                                                          ---------        -------       -------        -------
Comprehensive Income                                                      $  34,816         40,108        44,764         93,529
                                                                          =========        =======       =======        =======
Basic net income per share:
  Income before extraordinary item                                        $    0.44           0.38          0.92           1.02
  Extraordinary item                                                            ---            ---         (0.06)           ---
                                                                          ---------        -------       -------        -------
Basic net income after extraordinary charge                               $    0.44           0.38          0.86           1.02
                                                                          =========        =======       =======        =======
Diluted net income per share:
  Income before extraordinary item                                             0.44           0.37          0.92           1.00
  Extraordinary item                                                            ---            ---         (0.06)           ---
                                                                          ---------        -------       -------        -------
Diluted net income after extraordinary charge                             $    0.44           0.37          0.86           1.00
                                                                          =========        =======       =======        =======
    Dividends paid                                                        $    0.20           0.16          0.56           0.48

Weighted-average shares outstanding - basic                                  90,087         87,961        90,711         85,350
Weighted-average shares outstanding - diluted                                91,260         90,798        91,970         87,472


Certain previously reported amounts may have been reclassified to conform to current reporting practices.

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

FIRSTMERIT CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)

---------------------------------------------------------------------------------------------------------------------------

Nine months ended September 30, 1999 and                                                                       Accumulated
  years ended 1998 and 1997                                                                                       Other
                                                                      Preferred      Common        Capital    Comprehensive
                                                                        Stock         Stock        Surplus        Income
---------------------------------------------------------------------------------------------------------------------------

Balance at Year Ended 1996                                            $ 22,693       114,149        64,462        (3,396)
  Net income                                                                --            --            --            --
  Cash dividends - common stock ($0.61 per share)                           --            --            --            --
  Stock options exercised/debentures or preferred stock converted      (12,776)        4,182        11,738            --
  Shares issued - acquisition                                               --           549         4,911            --
  Treasury shares purchased                                                 --            --            --            --
  Stock dividends                                                           --         1,013        (1,013)           --
  Market adjustment investment securities                                   --            --            --         7,999
  Other                                                                     --            --           199            --
---------------------------------------------------------------------------------------------------------------------------

Balance at Year Ended 1997                                               9,917       119,893        80,297         4,603
  Net income                                                                --            --            --            --
  Cash dividends - common stock ($0.66/share) and preferred stock           --            --            --            --
  Acquisition adjustment of fiscal year                                     --            --            --            --
  Stock options exercised/debentures or preferred stock converted         (618)          400         3,717            --
  Treasury shares purchased                                                 --            --            --            --
  Treasury shares reissued - acquisition                                    --            --        25,919            --
  Treasury shares reissued - public offering                                --            --         6,518            --
  Stock dividends                                                           --         1,929        (1,929)           --
  Market adjustment investment securities                                   --            --            --         1,255
  Other                                                                     --           165         3,323            --
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                             9,299       122,387       117,845         5,858
  Net income (loss)                                                         --            --            --            --
  Cash dividends - common stock ($0.56 per share)                           --            --            --            --
  Cash dividends - preferred stock                                          --            --            --            --
  Stock options exercised/debentures or preferred stock converted       (5,365)        5,596          (310)           --
  Treasury shares purchased                                                 --            --            --            --
  Market adjustment investment securities                                   --            --            --       (33,544)
  Other                                                                     --           (45)           --            --
---------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999 - Unaudited                             $  3,934       127,938       117,535       (27,686)
===========================================================================================================================



Nine months ended September 30, 1999 and
  years ended 1998 and 1997                                                                      Total
                                                                     Retained      Treasury   Shareholders'
                                                                     Earnings        Stock       Equity
-----------------------------------------------------------------------------------------------------------

Balance at Year Ended 1996                                            582,519       (68,944)      711,483
  Net income                                                          114,708            --       114,708
  Cash dividends - common stock ($0.61 per share)                     (44,136)           --       (44,136)
  Stock options exercised/debentures or preferred stock converted      (1,428)        1,616         3,332
  Shares issued - acquisition                                           1,499            --         6,959
  Treasury shares purchased                                                --       (51,147)      (51,147)
  Stock dividends                                                          (5)         (722)         (727)
  Market adjustment investment securities                                  --            --         7,999
  Other                                                                (1,250)          257          (794)
-----------------------------------------------------------------------------------------------------------

Balance at Year Ended 1997                                            651,907      (118,940)      747,677
  Net income                                                           72,517            --        72,517
  Cash dividends - common stock ($0.66/share) and preferred stock     (50,525)           --       (50,525)
  Acquisition adjustment of fiscal year                                (1,857)           --        (1,857)
  Stock options exercised/debentures or preferred stock converted      (2,607)       12,111        13,003
  Treasury shares purchased                                                --       (25,703)      (25,703)
  Treasury shares reissued - acquisition                                   --        89,286       115,205
  Treasury shares reissued - public offering                               --        20,806        27,324
  Stock dividends                                                          --            --             0
  Market adjustment investment securities                                  --            --         1,255
  Other                                                                  (598)        4,870         7,760
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                          668,837       (17,570)      906,656
  Net income                                                           78,308            --        78,308
  Cash dividends - common stock ($0.56 per share)                     (51,007)           --       (51,007)
  Cash dividends - preferred stock                                        239            --          (239)
  Stock options exercised/debentures or preferred stock converted          --        10,278        10,199
  Treasury shares purchased                                                --       (46,597)      (46,597)
  Market adjustment investment securities                                  --            --       (33,544)
  Other                                                                   376           788         1,119
-----------------------------------------------------------------------------------------------------------

Balance at September 30, 1999 - Unaudited                             696,275       (53,101)      864,895
===========================================================================================================



Certain previously reported amounts may have been reclassified to conform to current reporting practices.

See accompanying notes to consolidated financial statements.

                   FIRSTMERIT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1999 and 1998

                                (in thousands)


                                                         1999          1998
                                                         ------------------
Operating Activities
--------------------
Net income                                                 $78,308      87,454
Adjustments to reconcile  net income to net
 cash provided by operating activities:
  Provision for loan losses                                 32,968      20,249
  Provision for depreciation and amortization               13,781      14,145
  Amortization of investment securities premiums, net        1,811       1,020
  Amortization of income for lease financing               (10,144)     (8,482)
  Gains on sales of investment securities, net              (7,415)     (5,511)
  Deferred federal income taxes                             (4,618)     (7,518)
  Increase in interest receivables                         (16,335)     (5,437)
  Increase in interest payable                              12,895       1,215
  Amortization of values ascribed to acquired intangibles    8,200       5,980
  Other increases                                          (68,852)   (157,439)
                                                           --------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            40,599     (54,324)
                                                           --------------------
Investing Activities:
---------------------

Dispositions of investment securities:
 Available-for-sale - sales                                570,361     549,641
 Available-for-sale - maturities                           369,120     399,558
 Purchases of investment securities
  available-for-sale                                    (1,102,442) (1,196,002)
 Net decrease in federal funds sold                          5,599      60,427
 Net increase in loans and leases, except sales           (754,003) (1,144,249)
 Sales of loans                                               --       433,505
 Purchases of premises and equipment                       (16,147)    (26,936)
 Sales of premises and equipment                             9,113       1,467
                                                        ----------------------

NET CASH USED BY INVESTING ACTIVITIES                     (918,399)   (922,589)
                                                        ----------------------

Financing Activities
--------------------

Net decrease in demand, NOW and savings deposits          (408,080)    488,995
Net increase in time deposits                              420,865     138,386
Net increase in securities sold under repurchase
 agreements and other borrowings                           930,692     250,301
Proceeds from mandatorily redeemable preferred securities     --        50,000
Repayment of mandatorily redeemable preferred securities   (11,022)       --
Cash dividends                                             (51,246)    (35,627)
Purchase of treasury shares                                (46,597)    (26,538)
Treasury shares reissued - acquisition                        --       115,655
Treasury shares reissued - public offering                    --        29,888
Proceeds from exercise of stock options                     10,199       2,439
                                                          --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  844,811   1,013,499

Increase (decrease) in cash and cash equivalents           (32,989)     36,586
Cash and cash equivalents at beginning of year             327,997     211,138

                                                          --------------------
Cash and cash equivalents at end of year                  $295,008     247,724
                                                          ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
--------------------------------------------------

Cash paid during the year for:
 Interest, net of amount capitalized                      $111,282     153,491
 Income taxes                                              $44,548      52,710
                                                          ====================

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial
Statements September 30, 1999, December 31, 1998 and September 30, 1998

1. Organization - FirstMerit Corporation ("Corporation"), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, Mobile Consultants, Inc., and SF Development Corp.

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


-----------------------------------------------------------------------------------------
Nine months ended September 30, 1998 for FirstMerit and three months ended March 31,
1998 for CoBancorp. CoBancorp results from April 1, 1998 to May 21, 1998 could not be isolated and are not included in the following table. CoBancorp results from May 22, 1998
(the date of merger) through September 30, 1998 are included in the FirstMerit totals.
-----------------------------------------------------------------------------------------
                                                                             Pro Forma
                                 FirstMerit     CoBancorp     Adjustments     Combined
-----------------------------------------------------------------------------------------
Interest income                    $475,798        11,942             354       488,094
-----------------------------------------------------------------------------------------
Net interest income                 262,538         7,295          -1,151       268,682
-----------------------------------------------------------------------------------------
Net income                           87,454         1,307          -1,913        86,848
-----------------------------------------------------------------------------------------
Weighted average diluted
shares                                                                           88,432
-----------------------------------------------------------------------------------------
Earnings per diluted share                                                        $0.98
-----------------------------------------------------------------------------------------



         On September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First merger as a pooling-of-interests for accounting purposes.

         On October 23, 1998, the Corporation completed the acquisition of Security First Corp. ("Security First"), a $678 million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, the notes thereto and management's discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The components of these costs and the remaining unpaid amounts at December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 are shown in the following table. During the third quarter, based on current information, estimated liabilities associated with loan conversion expenses were reduced by $353.4 thousand. This amount was taken back into reported income but had no effect on core earnings as the increase in reported income was offset by a reduction of the same amount in merger-related expenses. The remaining liability at September 30, 1999 is expected to be paid during 1999 and is not expected to have any adverse effect on liquidity.

Dollars in thousands


------------------------------------------------------------------------------------------------
                                                Remaining   Remaining   Remaining   Remaining
                                      Costs     Liability   Liability   Liability   Liability
                                     Accrued   December 31,  March 31,   June 30,  September 30,
  Description of Costs               in 1998      1998        1999        1999         1999
------------------------------------------------------------------------------------------------
Salary, wages & benefits             $ 1,689          50          42          42          42
------------------------------------------------------------------------------------------------
Occupancy and
equipment expense                        552         511         482         475         206
------------------------------------------------------------------------------------------------
Loan conversion expense                1,516       1,031         844         776         155
------------------------------------------------------------------------------------------------
Professional services                  4,450       1,467          --          --          --
------------------------------------------------------------------------------------------------
Other operating expenses               1,576       1,196       1,417       1,390       1,101
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
     TOTAL OTHER EXPENSES              9,783       4,255       2,785       2,683       1,504
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Reduction of other
operating income                          89          --          --          --          --
------------------------------------------------------------------------------------------------
Provision for loan losses
conforming entry                       7,300          --          --          --          --
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
            Totals                   $17,172       4,255       2,785       2,683       1,504
------------------------------------------------------------------------------------------------


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

         In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $43.8 million, before taxes, or $32.3 million after taxes. The components of these costs and the remaining unpaid amounts at March 31, 1999, June 30, 1999 and September 30, 1999 are shown in the following table. The unpaid liability at September 30, 1999 is expected to be paid during the remainder of 1999 and is not expected to have a material impact on liquidity.


Dollars in thousands


-----------------------------------------------------------------------------------------------------
                                                              Remaining                   Remaining
                                                   Costs      Liability     Remaining     Liability
                                                  Accrued      March 31,   Liability    September 30,
        Description of Costs                     1st Q 1999     1999     June 30, 1999      1999
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Salary, wages and benefits                        $ 7,736       1,555            --          --
-----------------------------------------------------------------------------------------------------
Loan conversion expense                             7,016       1,663          1,126        637
-----------------------------------------------------------------------------------------------------
Professional services                               8,856         295            --          --
-----------------------------------------------------------------------------------------------------
Other operating expenses                           10,014       6,483          5,857      3,701
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
            TOTAL OTHER EXPENSES                   33,622       9,996          6,983      4,338
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Provision for loan losses conforming               10,200
entry
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
                   Totals                         $43,822       9,996          6,983      4,338
-----------------------------------------------------------------------------------------------------


3. Segment Information - The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation's results through its major segment classification - Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation's business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three-month and nine-month periods ended September 30, 1999. In the Earnings Summary and other sections of Management's Discussion and Analysis, these same income statement categories and ratios are calculated excluding merger and other unusual expenses.


----------------------------------------------------------------------------------------------------
                               Super
                             Community           Parent &                              Corporate
     1999                     Banking             Other           Adjs/Elims         Consolidated
----------------------------------------------------------------------------------------------------
(in thousands)              3Q       YTD       3Q       YTD      3Q        YTD        3Q      YTD
----------------------------------------------------------------------------------------------------
OPERATIONS:
----------------------------------------------------------------------------------------------------
Net interest income      $96,669   295,830   1,304    -1,434       -2       -11     97,971   294,385
----------------------------------------------------------------------------------------------------
Provision for possible
loan losses                6,623    32,233     290       735       --        --      6,913    32,968
----------------------------------------------------------------------------------------------------
Other income              35,668   107,478  13,145    31,653  -10,279   -26,124     38,534   113,007
----------------------------------------------------------------------------------------------------
Other expenses            74,431   254,365   6,758    21,024  -10,281   -26,135     70,908   249,254
----------------------------------------------------------------------------------------------------
Income before
extraordinary
charge                    33,859    73,780  44,528    86,413  -38,483   -76,038     39,904    84,155
----------------------------------------------------------------------------------------------------
Net income               $33,859    67,933  44,528    86,413  -38,483   -76,038     39,904    78,308
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
(in millions)
----------------------------------------------------------------------------------------------------
AVERAGES:
----------------------------------------------------------------------------------------------------
Assets                   $ 9,610     9,328      NM        NM       NM        NM      9,598     9,352
----------------------------------------------------------------------------------------------------
Loans                      7,020     6,808      NM        NM       NM        NM      7,038     6,815
----------------------------------------------------------------------------------------------------
Earnings assets            8,832     8,622      NM        NM       NM        NM      8,902     8,618
----------------------------------------------------------------------------------------------------
Deposits                   6,898     6,818      NM        NM       NM        NM      6,844     6,774
----------------------------------------------------------------------------------------------------
Shareholders'
equity                   $   840       832      NM        NM       NM        NM        863       891
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
RATIOS:
----------------------------------------------------------------------------------------------------
ROCE                       15.98%    10.91%     NM        NM       NM        NM      18.44%    11.79%
----------------------------------------------------------------------------------------------------
ROA                         1.40%     0.97%     NM        NM       NM        NM       1.65%     1.12%
----------------------------------------------------------------------------------------------------
Efficiency ratio*             NM        NM      NM        NM       NM        NM      49.45%    51.44%
----------------------------------------------------------------------------------------------------

NM = Not Meaningful

* - Adjusted for merger-related and conforming expenses and an extraordinary item.

Note: 1998 information not presented due to limited average balance and business line information maintained by certain acquired companies.

         The table below presents estimated revenues from external customers, by product and service group for the 1999 third quarter and year-to-date periods:

--------------------------------------------------------------------------------
Three months ended September 30, 1999
--------------------------------------------------------------------------------

(in thousands)                    Retail    Commercial  Trust Services    Total
--------------------------------------------------------------------------------
Interest and fees                $100,813       90,763        4,636      196,212
--------------------------------------------------------------------------------
Service charges                    11,768        3,736          ---       15,504
--------------------------------------------------------------------------------
Loan sales/service                  2,192          ---          ---        2,192
--------------------------------------------------------------------------------
          Totals                 $114,773       94,499        4,636      213,908
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Nine months ended September 30, 1999
--------------------------------------------------------------------------------

(in thousands)                    Retail    Commercial  Trust Services   Total
--------------------------------------------------------------------------------
Interest and fees                $293,806      266,525       13,417      573,748
--------------------------------------------------------------------------------
Service charges                    33,377        8,570          ---       41,947
--------------------------------------------------------------------------------
Loan sales/service                  6,055          ---          ---        6,055
--------------------------------------------------------------------------------
          Totals                 $333,238      275,095       13,417      621,750
--------------------------------------------------------------------------------


4. Earnings per Share - Primary and Diluted earnings per share were calculated as follows:

--------------------------------------------------------------------------------
EARNINGS PER SHARE CALCULATION                                 1999        1998
--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30:
--------------------------------------------------------------------------------
Income before extraordinary charge                           $39,904      33,855
--------------------------------------------------------------------------------
Net income                                                    39,904      33,855
--------------------------------------------------------------------------------
Less: preferred stock dividends                                  -68        -174
--------------------------------------------------------------------------------
Net income available to common shareholders                   39,836      33,681
--------------------------------------------------------------------------------
Average common shares outstanding                             90,087      87,961
--------------------------------------------------------------------------------
EARNINGS PER BASIC COMMON SHARE                                 0.44        0.38
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income available to common shareholders                   39,836      33,681
--------------------------------------------------------------------------------
Add: preferred stock dividends                                    68         174
--------------------------------------------------------------------------------
Add: interest expense on convertible bonds, net                   18         128
--------------------------------------------------------------------------------
Income used in diluted EPS calculation                        39,922      33,983
--------------------------------------------------------------------------------
Average common shares outstanding                             90,087      87,961
--------------------------------------------------------------------------------
Equivalents from stock options*                                  577       2,837
--------------------------------------------------------------------------------
Equivalents from convertible debentures                          142
--------------------------------------------------------------------------------
Equivalents from convertible preferred securities                454
--------------------------------------------------------------------------------
Avg common stock and equivalents outstanding                  91,260      90,798
--------------------------------------------------------------------------------
EARNINGS PER DILUTED COMMON SHARE                            $  0.44        0.37
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
EARNINGS PER SHARE CALCULATION                                  1999        1998
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30:
--------------------------------------------------------------------------------
Income before extraordinary charge                           $84,155      87,454
--------------------------------------------------------------------------------
Net income                                                    78,308      87,454
--------------------------------------------------------------------------------
Less: preferred stock dividends                                 -239        -349
--------------------------------------------------------------------------------
Net income available to common shareholders                   78,069      87,105
--------------------------------------------------------------------------------
Average common shares outstanding                             90,711      85,350
--------------------------------------------------------------------------------
EARNINGS PER BASIC COMMON SHARE                                 0.86        1.02
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income available to common shareholders                   78,069      87,105
--------------------------------------------------------------------------------
Add: preferred stock dividends                                   239         349
--------------------------------------------------------------------------------
Add: interest expense on convertible bonds, net                   57         256
--------------------------------------------------------------------------------
Income used in diluted share calculation                      78,365      87,710
--------------------------------------------------------------------------------
Average common shares outstanding                             90,711      85,350
--------------------------------------------------------------------------------
Equivalents from stock options*                                  610       2,122
--------------------------------------------------------------------------------
Equivalents from convertible debentures                          144
--------------------------------------------------------------------------------
Equivalents from convertible preferred securities                505
--------------------------------------------------------------------------------
Avg common stock and equivalents outstanding                  91,970      87,472
--------------------------------------------------------------------------------
EARNINGS PER DILUTED COMMON SHARE                            $  0.86        1.00
--------------------------------------------------------------------------------

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

         In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133. The primary purpose of SFAS 137 was to postpone the implementation date of SFAS 133 by one year. As a result, the Corporation is required to implement SFAS 133 for the first quarter 2001.

6. Management believes the interim consolidated financial statements reflect all adjustments consisting only of normal recurring accruals, necessary for fair presentation of the September 30, 1999 and 1998 and December 31, 1998 statements of condition and the results of operations for the quarter and nine-month periods ended September 30, 1999 and 1998.

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


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Average Consolidated Balance Sheet, Fully-tax Equivalent Interest Rates and Interest Differential
(Dollars in thousands)
                                                     Three Months ended September 30,              Year ended December 31,
                                                 ---------------------------------------   ---------------------------------------
                                                                    1999                                     1998
                                                 ---------------------------------------   ---------------------------------------
                                                   Average                       Average    Average                        Average
                                                   Balance        Interest        Rate      Balance        Interest          Rate
                                                 ---------------------------------------   ---------------------------------------
ASSETS
Investment securities                            $ 1,854,863        27,598        5.90%    1,715,543        109,917         6.41%
Federal funds sold                                     9,149           102        4.42%       44,878          2,400         5.35%
Loans, net of unearned income                      7,038,172       148,652        8.38%    6,131,665        533,732         8.70%
                                                 -----------       -------                 ---------        -------
  Total earning assets                             8,902,184       176,352        7.86%    7,892,086        646,049         8.19%

Allowance for possible loan losses                  (108,067)            -           -       (80,441)             -            -
Cash and due from banks                              238,835             -           -       204,353              -            -
Other assets                                         564,946             -           -       504,577              -            -
                                                 -----------       -------                 ---------        -------
  Total assets                                   $ 9,597,898             -                 8,520,575                           -
                                                 ===========       =======                 =========        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                         $ 1,036,066             -           -     1,083,354              -            -
  Demand-
    interest bearing                                 659,437           998        0.60%      752,096         13,222         1.76%
  Savings                                          1,741,610         9,888        2.25%    1,600,122         44,077         2.75%
  Certificates and other time deposits             3,407,053        44,063        5.13%    3,019,637        165,198         5.47%
                                                 -----------       -------                 ---------        -------
    Total deposits                                 6,844,166        54,949        3.19%    6,455,209        222,497         3.45%
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                 1,718,674        22,454        5.18%    1,063,848         63,879         6.00%

    Total interest bearing liabilities             7,526,774        77,403        4.08%    6,435,703        286,376         4.45%

Other liabilities                                    150,905             -                   118,417              -
Mandatorily redeemable preferred securities           21,450             -                    41,236              -
Shareholders' equity                                 862,703             -                   841,865              -
                                                 -----------       -------                 ---------        -------
  Total liabilities and shareholders' equity     $ 9,597,898             -                 8,520,575              -
                                                 ===========       =======                 =========        =======
Net yield on earning assets                                         98,949        4.41%                     359,673         4.56%
                                                                   =======        =====                     =======         =====
Interest rate spread                                                              3.78%                                     3.74%
                                                                                  =====                                     =====

                                                  Three Months ended September 30,
                                                  --------------------------------
                                                                1998
                                                  --------------------------------
                                                   Average                 Average
                                                   Balance    Interest       Rate
                                                  --------------------------------
ASSETS
Investment securities                             1,829,307      29,636      6.43%
Federal funds sold                                    3,051          37      4.81%
Loans, net of unearned income                     6,337,553     138,476      8.67%
                                                  ---------     -------
  Total earning assets                            8,169,911     168,149      8.17%

Allowance for possible loan losses                  (80,774)          -         -
Cash and due from banks                             260,322           -         -
Other assets                                        520,295           -         -
                                                  ---------     -------
  Total assets                                    8,869,754                     -
                                                  =========     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand-
    non-interest bearing                            974,650           -         -
  Demand-
    interest bearing                                847,578       1,674      0.78%
  Savings                                         1,784,982       9,435      2.10%
  Certificates and other time deposits            3,064,187      47,620      6.17%
                                                  ---------     -------
    Total deposits                                6,671,397      58,729      3.49%
Federal funds purchased, securities sold
  under agreements to repurchase and
  other borrowings                                1,107,895      16,797      6.02%

    Total interest bearing liabilities            6,804,642      75,526      4.40%

Other liabilities                                   141,243           -
Mandatorily redeemable preferred securities          50,000           -
Shareholders' equity                                899,219           -
                                                  ---------     -------
  Total liabilities and shareholders' equity      8,869,754           -
                                                  =========     =======
Net yield on earning assets                                      92,623      4.50%
                                                                =======      =====
Interest rate spread                                                         3.76%
                                                                             =====

*Interest income on tax-exempt securities and loans have been adjusted to a fully taxable equivalent basis.
*Non-accrual loans have been included in the average balances.

Certain previously reported amounts may have been reclassified to conform to current reporting practices.

RESULTS OF OPERATIONS

         FirstMerit Corporation's 1999 third quarter net income was $39.9 million, a 17.9% increase over 1998 third quarter net income of $33.9 million. Return on average common equity ("ROCE") for the 1999 quarter was 18.44% compared to 15.10% last year. Return on average assets ("ROA") for the quarter was 1.65% compared to 1.51% for 1998.

         For the nine-month period ended September 30, 1999, net income was $78.3 million compared to $87.5 million for the same 1998 period. ROCE and ROA for the current nine-month period were 11.79% and 1.12%, respectively. These same ratios for the 1998 period were 14.48% and 1.40%. Excluding 1999 merger-related costs associated with the February 12, 1999 pooling acquisition of Signal Corp and the after-tax extraordinary item of $5.8 million, year-to-date net income was $116.4 million, up 26.2% from $92.2 million for 1998 (on a comparable basis). ROCE and ROA on this same adjusted basis for the year-to-date period were 17.53% and 1.66%, respectively, compared to prior year's ratios of 15.27% and 1.47%.

         The results of CoBancorp, Inc., acquired by the Corporation in a purchase transaction on May 22, 1998, are included in the entire 1999 quarterly and nine-month periods and in the 1998 totals from the acquisition date through September 30, 1998.

         Net interest income on a fully tax-equivalent ("FTE") basis was $98.9 million for third quarter 1999, a gain of 6.8% above the $92.6 million reported last year. Growth in average earning assets was 9.0% since September 30, 1998, reaching $8.9 billion. The net interest margin for the 1999 third quarter was 4.41%, down 9 basis points from 4.50% last year. For the nine months ended September 30, 1999, net interest income FTE rose 12.3% from $262.5 million to $297.7 million. For the same nine-month period, the net interest margin was 4.62% compared to 4.56% in 1998.

         Excluding securities gains/losses from each quarter, noninterest income was $39.2 million compared to $34.9 million the prior year, an improvement of 12.3%. For the year-to-date period, noninterest income was up 7.8% above 1998 levels, accounting for 26.2 % of net revenue in 1999 and 27.0% of net revenue for the prior year period.

         Third quarter 1999 operating expenses were $70.9 million, a decline of 2.6% from the prior year level of $72.8 million. Improvement was reported, most notably, in bankcard and loan processing costs, which declined 35% largely due to the discontinuance of an outside servicing contract. Salary and benefit expense, occupancy expense and amortization of intangibles also declined, partially offset by an increase in equipment expense consistent with recent quarters, and reflecting technology upgrades since last year. The third quarter 1999 efficiency ratio was 49.45% compared to 54.85% for the 1998 quarter. The "lower is better" efficiency ratio indicates the percentage of each dollar of profit used to cover operating costs. For the nine months ended September 30, 1999, operating expenses were $249.3 million versus $217.3 in 1998. Excluding merger-related expenses in both year-to-date periods, operating expenses for the nine months ended September 30, 1999 totaled $215.6 million compared to $210.0 million for 1998. The adjusted year-to-date efficiency ratios for 1999 and 1998 were 51.44% and 56.19%, respectively.

         Assets totaled $9.9 billion at quarter end, with earning assets comprising 93% of the total. At September 30, 1999, total loans were $7.1 billion, a gain of 10.7% above 1998 quarter-end levels. On an average basis, total loans were $7.0 billion, 11.1% above 1998 third quarter levels. Average commercial loans grew 16.3% to account for 41.6% of the portfolio, up from 39.7%. Meanwhile, mortgage loans declined 21.4% to comprise 19.9% of the portfolio, down from 28.1%. The Corporation continues to shift its loan mix from lower-yielding mortgage loans to higher-yielding commercial and consumer credits.

         The provision for loan losses was $6.9 million, an increase of 16.4% above third quarter 1998, consistent with growth of the portfolio and changes in loan mix. For the nine-month period, the provision was $33.0 million compared to $20.2 million the prior year. Excluding a merger-related provision entry of $10.2 million recorded in the 1999 first quarter, the provision for loan losses for the nine months ended September 30, 1999 was $22.8 million. The allowance for loan losses as a percent of period-end loans increased to 1.50% at the end of the third quarter, compared to 1.23% percent September 30, 1998.

         At September 30, 1999, non-performing assets were $29.6 million, or 0.41% of total loans and other real estate, compared to $31.3 million, or 0.48%, for the same quarter last year. The loan loss allowance (to nonperforming assets) coverage ratio was 3.6 times at quarter end compared to 2.7 times at September 30, 1998.

         Total deposits at September 30, 1999 and 1998 were $6.9 billion and $6.6 billion, respectively. Demand, savings and money market accounts comprised 49% of total deposits at September 30, 1999 compared to 55% at September 30, 1998. Certificates and other time deposits ("CDs") made up 51% of total deposits at September 30, 1999 and 45% at September 30, 1998. Other borrowings at September 30, 1999 were $2.1 billion, up from $1.2 billion a year ago.

         Shareholders' equity totaled $864.9 million at quarter end compared to $927.6 million at September 30, 1998. Earnings during the year continue to be paid out in the form of dividends and absorbed by merger-related expenses. Also decreasing shareholders' equity were treasury stock repurchases and the market value adjustment of securities. Common stock dividends paid were $18 million in the third quarter, or $0.20 per share, representing a payout ratio of 45.45%. At September 30, 1999, there were 89.8 million shares of Common Stock outstanding.

        In August 1999, the Board of Directors authorized a new share repurchase program to repurchase up to 5 million shares, or approximately 5.5%, of FirstMerit's then outstanding Common Stock. It is contemplated that this program will be completed within two years. The previous program, authorized in April 1999 to repurchase 1.65 million shares of Common Stock, has been fulfilled. These share repurchase programs give the Corporation more flexibility in managing capital levels allowing any excess capital to be returned to shareholders.

         Diluted earnings per share for the third quarter were $0.44 compared to last year's quarterly earnings of $0.37. For the nine months ended September 30, 1999, diluted earnings per share were $0.86 compared to $1.00 recorded for the same 1998 period. Excluding merger-related costs in both year-to-date periods and the extraordinary charge in the 1999 first quarter, diluted ("core") earnings per share for 1999 was $1.27 compared to $1.06 for 1998. The components of change in per share income for the three-month and nine-month periods ended September 30, 1999 and 1998 and core earnings for the nine-month periods ended September 30, 1999 and 1998 are summarized in the following table:



CHANGES IN EARNINGS PER
-----------------------
SHARE                                      Reported          Reported         CORE EARNINGS
-----                                    Three months       Nine months        Nine months
                                            ended              ended              ended
                                         September 30,      September 30,      September 30,
                                           1999/1998          1999/1998          1999/1998
                                      ------------------------------------------------------
Diluted net income/core earnings
per share September 30, 1998                 $0.37              1.00                 1.06

Increases (decreases) due to:

Net interest income - taxable
equivalent                                    0.07              0.35                 0.35

Provision for possible loan
losses                                       -0.01             -0.14                -0.03

Other income                                  0.03              0.11                 0.11

Other expenses                                0.01             -0.34                -0.06

Federal income taxes - taxable
equivalent                                   -0.03             -0.01                -0.10

Extraordinary item -
extinguishment of debt                        0.00             -0.06                 0.00

Change in share base                          0.00             -0.05                -0.06
                                      ----------------------------------------------------
Net change in diluted net income
per share                                     0.07             -0.14                 0.21
                                      ----------------------------------------------------
Diluted net income per share
September 30, 1999                           $0.44              0.86                 1.27
                                      ====================================================


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

         Net interest income FTE for the quarter ended September 30, 1999 was $98.9 million compared to $92.6 million for the same period one year ago, an increase of $6.3 million. The net increase occurred as the rise in interest income of $8.2 million outpaced the increase in interest expense of $1.9 million. Of the $8.2 million increase in interest income, loan volume accounted for $14.8 million while unfavorable loan and securities rate variances lowered interest income by $7.0 million. The net increase in interest expense of $1.9 million occurred as higher borrowing volumes added $6.9 million to interest expense, while lower rates paid on wholesale debt and to customers lessened interest costs by $5.0 million.

         For the year-to-date period, net interest income FTE increased $32.6 million to $297.7 million. The net increase occurred as interest income rose $33.7 million and interest expense increased $1.1 million. Higher loan volume added $49.9 million to interest income, compared to last year's nine-month period, and lower rates earned on interest-bearing assets lessened interest income by $18.4 million. Interest expense increased slightly on a net basis as lower interest rates paid customers lessened interest expense by $13.8 million but interest paid on higher funding volumes resulted in an increase in interest expense of $14.9 million.

         The following schedule illustrates in more detail the change in net interest income FTE by rate and volume components for both interest earning assets and interest bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL -
FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS
(DOLLARS IN THOUSANDS)


                                     Quarters ended                      Nine Months Ended
                                      September 30,                        September 30,
                                      1999 and 1998                        1999 and 1998
                                      -------------                        -------------
                                    Increase (Decrease)                  Increase (Decrease)
                                  Interest Income/Expense              Interest Income/Expense
                                  -----------------------              -----------------------

                                Volume   Yield Rate     Total       Volume   Yield Rate     Total
                                -------  ----------     ------      ------   ----------    -------
INTEREST INCOME
Investment Securities           $   380     -2,418      -2,038       2,075     -4,932       -2,857
Loans                            14,798     -4,622      10,176      49,944    -13,430       36,514
Federal funds sold                   68         -3          65          53        -42           11
                                -------     ------      ------      ------    -------      -------
   Total interest income        $15,246     -7,043       8,203      52,072    -18,404       33,668

INTEREST EXPENSE
Interest on deposits:
  Demand-interest bearing       $   116       -792        -676         694     -1,561         -867
  Savings                         1,082       -629         453       5,888     -1,725        4,163
  Certificates and other
     time deposits               -2,314     -1,243      -3,557      -9,198     -3,297      -12,495
  Federal Funds Purchased,
   REPOs & other borrowings       7,980     -2,323       5,657      17,543     -7,246       10,297
                                -------     ------      ------      ------    -------      -------
   Total interest expense       $ 6,864     -4,987       1,877      14,927    -13,829        1,098
                                -------     ------      ------      ------    -------      -------

Net interest income             $ 8,382     -2,056       6,326      37,145     -4,575       32,570
                                =======     ======      ======      ======    =======      =======



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

NET INTEREST MARGIN
(DOLLARS IN THOUSANDS)


                                             Quarters Ended                  Nine Months Ended
                                              September 30,                    September 30,
                                       ----------------------------------------------------------

                                          1999              1998           1999            1998
                                       --------------------------       -------------------------
Net interest income per
  financial statements                 $   97,971          91,493         294,393         262,538

Tax equivalent adjustment                     978           1,130           3,288           2,567
                                       ----------       ---------       ---------       ---------
Net interest income - FTE                  98,949          92,623         297,681         265,105
                                       ==========       =========       =========       =========

Adjusted net interest income - FTE         99,637             ---             ---             ---
                                       ==========       =========       =========       =========

Average earning assets                 $8,902,184       8,169,911       8,617,836       7,777,485
                                       ==========       =========       =========       =========

Net interest margin                          4.41%           4.50%           4.62%           4.56%
                                       ==========       =========       =========       =========

Adjusted net interest margin                 4.44%            ---             ---             ---
                                       ==========       =========       =========       =========

         The CoBancorp, Inc. acquisition was completed on May 22, 1998. As a result, 1998 results only include CoBancorp balances for the period from May 22, 1998 through September 30, 1998 while CoBancorp balances are included in the entire 1999 periods. During the third quarter 1999, a reclassification entry between interest income and other income of $845 thousand was recorded. Of this amount, $688 thousand was due to activity prior to the third quarter. The adjusted net interest income FTE and adjusted net interest margin were computed as if the reclassification entry had been recorded in the prior 1999 quarters.

OTHER INCOME

         Other income for the quarter ended September 30, 1999 was $38.5 million, an increase of $1.5 million or 4%, over the $37.0 million earned during the same period last year. Excluding securities sales, the increase in other income was $4.3 million, or 11%. For the nine-month period, other income totaled $113.0 million, up from $103.5 million a year ago.

         Trust department income for the third quarter was $4.6 million, up 16.8% from the $4.0 million earned one year ago. Service charges on depositors' accounts increased 3.6% to $11.2 million from $10.8 million for last year's third quarter. Credit card fees, including merchant services, increased 27.8% to $7.0 million for the quarter compared to $5.5 million for the three months ended September 30, 1998. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $2.8 million during the 1998 third quarter to $4.3 million for the same 1999 period. Manufactured housing income was $2.9 million for the quarter compared to $1.1 million last year. Losses on sales of securities were $662 thousand during the third quarter compared to gains of $2.1 million in 1998. Because of unfavorable market conditions, loan sales and servicing income was $2.2 million, down from $6.2 million in 1998. Other operating income was $7.0 million, consistent with the first and second quarters of 1999, compared to $4.5 million in 1998.

         Three-quarter 1999 results compared to the nine months ended September 30, 1998 were as follows: trust department income increased 16.3%; service charges on depositors' accounts increased 4.4%; credit card and merchant service fees increased 36.2%; other service fees, which include ATM revenue, increased 46.5%; manufactured housing income declined from $6.7 million to $5.7 million; securities gains increased 34.5%; income from loan sales and servicing, reflecting mortgage market conditions, decreased by more than half of last year's total to $6.1 million; and other operating income increased 22.4%.

         In banking, other income is an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

OTHER EXPENSES

         Other expenses were $70.9 million for the third quarter, a decrease of $1.9 million from the $72.8 million recorded during the same quarter last year. Excluding merger-related expenses of $33.6 million in the 1999 year-to-date period, other expenses totaled $215.6 million, compared to $210.0 for 1998, on a like-basis.

         The "lower-is-better" efficiency ratio for the third quarter was 49.45% compared to 54.85% a year ago. The adjusted efficiency ratios for the nine-month periods were 51.44% and 56.19% for 1999 and 1998, respectively. The 1999 third quarter efficiency ratio indicates it took 49.45 cents of operating costs to generate every dollar of profit. The improvement in the efficiency ratios is a result of lower or stable operating costs and increased revenues.

         Salaries, wages, pension and employee benefits ("salaries and benefits"), the largest component of other expenses, totaled $33.2 million for third quarter 1999, down $1.1 million from last year's expense of $34.3 million. For the nine-month period, salaries and benefits were $106.8 million. Excluding $7.7 million of personnel merger costs taken in the 1999 first quarter, nine-month salaries and benefits were $99.1 million, the same amount as recorded in 1998.

         Other operating expenses for the 1999 third quarter were $24.9 million, down from $25.8 million last year. Year-to-date 1999 other operating expenses totaled $103.5 million. Excluding merger-related charges recorded during the first quarter, other operating expenses for the nine months ended September 30, 1999 were $77.7 million compared to $76.9 million for 1998, on a comparable basis.

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

The book value and market value of investment securities classified as available for sale are as follows:


                                                        September 30, 1999
                                                        ------------------

                                                       Gross           Gross
                                         Book       Unrealized       Unrealized        Market
                                         Value         Gains           Losses          Value
                                      ----------     ----------     ----------     ----------
U.S. Treasury securities and U.S.

  Government  agency obligations      $  778,399            785         14,158        765,026

Obligations of state and

  political subdivisions                 126,962            597          1,289        126,270

Mortgage-backed securities               864,561            972         21,375        844,158

Other securities                         292,913            661          8,644        284,930
                                      ----------     ----------     ----------     ----------
                                      $2,062,835          3,015         45,466      2,020,384
                                      ==========     ==========     ==========     ==========

                                                                     Book Value   Market Value
                                                                    -----------   ------------
Due in one year or less                                                $93,922         93,945

Due after one year through five years                                  374,687        368,310

Due after five years through ten years                                 435,162        428,675

Due after ten years                                                  1,159,064      1,129,454
                                                                    ----------      ---------
                                                                    $2,062,835      2,020,384
                                                                    ==========      =========


         The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 1999, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers' right to call or prepay obligations with or without call or prepayment penalties.

         The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.7 billion at September 30, 1999 and $1.2 billion at December 31, 1998.

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

LOANS

         Total loans outstanding at September 30, 1999 were $7.140 billion compared to $6.398 billion at December 31, 1998 and $6.453 billion at September 30, 1998. Average loans outstanding for the quarter ended September 30, 1999 were $7.038 billion, up $700 million or 11.0%, from $6.338 billion for the same quarter last year.

         On an average basis, the most notable increases occurred in commercial loans, up $410.5 million or 16.3%; manufactured housing loans, up $389.4 million or 190.5%; installment loans, up $187.1 million or 15.2%; home equity loans up $82.5 million or 26.7% and credit card outstandings up $7.5 million or 8.0%. Mortgage loan outstandings declined $380.7 million or 21.4% as the Corporation's loan mix continues to shift away from lower-yielding mortgage loans and toward higher-yielding commercial and consumer credits.

          Similar to the quarterly growth, 1999 year-to-date average loan outstandings increased in all categories except mortgage loans. For the nine-month periods, average loans totaled $6.815 billion for 1999 and $6.024 billion for the prior year. Average outstanding loans for the quarter and nine-month periods equaled 79.1% and 77.5% of average earning assets, respectively.

ASSET QUALITY

         Total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate ("ORE"), totaled $29.6 million at September 30, 1999 or 0.41% of total outstanding loans and ORE. At December 31, 1998, nonperforming assets totaled $23.2 million or 0.36% of outstanding loans and ORE. At September 30, 1998, nonperforming assets were $31.3 million or 0.48% of outstanding loans and ORE.

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


                                                      (Dollars in thousands)

                                          September 30,     December 31,     September 30,
                                              1999              1998              1998
                                          -------------     ------------     -------------
Impaired Loans:
     Non-accrual                            $25,562            10,883            23,559
     Restructured                                47                85             1,986
------------------------------------------------------------------------------------------
        Total impaired loans                 25,609            10,968            25,545
                                          -------------     ------------     -------------
Other Loans:
     Non-accrual                              2,708             8,456             2,074
     Restructured                               ---               ---               ---
------------------------------------------------------------------------------------------
        Total other nonperforming loans       2,708             8,456             2,074
------------------------------------------------------------------------------------------
        Total nonperforming loans            28,317            19,424            27,619
------------------------------------------------------------------------------------------
Other real estate owned (ORE)                 1,321             3,789             3,665
                                          -------------     ------------     -------------
     Total nonperforming assets             $29,638            23,213            31,284
==========================================================================================
Loans past due 90 days or more
     accruing interest                      $24,885            18,911                NA
==========================================================================================
Total nonperforming assets as a
     percent of total loans and ORE            0.41%             0.36%             0.48%
==========================================================================================



NA = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation's business activity is with customers located within the state of Ohio.

ALLOWANCE FOR LOAN LOSSES

         The allowance for possible loan losses at September 30, 1999 totaled $106.9 million, or 1.50% of total loans outstanding compared to $96.1 million, or 1.50% and $79.7 million, or 1.23% at December 31, 1998 and September 30, 1998, respectively.



Dollars in thousands                       Nine months                      Nine months
                                              ended       Year ended           ended
                                          September 30,   December 31,     September 30,
                                              1999            1998             1998
                                          -------------   ------------     -------------
Allowance -  beginning of period            $ 96,149         67,736           67,736

Acquisition adjustment/other                   1,012          8,215            8,215

Loans charged off:

  Commercial, financial, agricultural          8,269          3,894            3,431

  Installment to individuals                  28,322         26,277           19,907

  Real estate                                    473          1,489              961

  Lease financing                                794          1,274              940

Total charge-offs                             37,858         32,934           25,239

Recoveries:

  Commercial, financial, agricultural          3,548          1,930            1,172

  Installment to individuals                  10,462          8,285            6,481

  Real estate                                     26          1,464              735

  Lease financing                                585            532              344

Total recoveries                              14,621         12,211            8,732

Net charge-offs                               23,237         20,723           16,507

Provision for possible loan losses            32,968         40,921           20,249

Allowance - end of period                    106,892         96,149           79,693

Annualized net charge offs as a
  percent of average loans                      0.46%          0.34%            0.37%

Allowance for possible
  loan losses:

As a percent of loans
  outstanding at end of period                  1.50%          1.50%            1.23%

As a multiple of annualized net
  charge offs                                   3.44X          4.64X            3.61X


        The Corporation's Credit Quality department manages credit risk by establishing common credit policies for its subsidiaries, which operate under the authority of the Corporation's Board of Directors Credit Committee, participating in approval of larger loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation's objective is to minimize losses from commercial lending activities and to maintain consumer losses at levels that are within desired risk parameters and consistent with growth and profitability objectives.

DEPOSITS

         The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)

                                      Three months and year ended

                            September 30, 1999         December 31, 1998       September 30, 1998
                          Average       Average       Average     Average      Average     Average
                          Balance         Rate        Balance       Rate       Balance       Rate
                         ----------------------      --------------------      --------------------
Non-interest DDA         $1,036,066          -       1,083,354         -         974,650         -
Interest-bearing DDA        659,437       0.60%        752,096      1.76%        847,578      0.78%
Savings deposits          1,741,610       2.25%      1,600,122      2.75%      1,784,982      2.10%
CDs and other time        3,407,053       5.13%      3,019,637      5.47%      3,064,187      6.17%
                         ----------                  ---------                 ---------
                         $6,844,166       3.19%      6,455,209      3.45%      6,671,397      3.49%
                         ==========                  =========                 =========


         Average CDs totaled $3.407 billion for the quarter ended September 30, 1999, up 11.2% from $3.064 billion for the 1998 quarter. On a percentage basis, average CDs were 45% of total interest bearing funds for the September 30, 1999 and 1998 quarters; average savings deposits, including money market accounts, were 23% of interest bearing funds during the quarter ended September 30, 1999 and 26% for the same period last year; interest-bearing demand deposits were 9% of total interest bearing funds during 1999's third quarter and 13% for the corresponding last year period; and wholesale borrowings increased from 16% of interest-bearing funds during the three months ended September 30, 1998 to 23% for the September 30, 1999 quarter. During both third quarter periods, interest bearing liabilities funded approximately 84% of average earning assets.

         The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of September 30, 1999 by time remaining until maturity.

                 (Dollars in Thousands)                     Amount
                 Maturing in:
                 Under 3 months                             $469,803
                 3 to 12 months                              392,834
                 Over 12 months                              149,400
                                                          ----------
                                                          $1,012,037
                                                          ==========

MARKET RISK

         The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation's financial instruments, cash flows, and net interest income. The corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee ("ALCO") oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation's operations. ALCO monitors the Corporation's interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Corporation's market risk is composed primarily of interest rate risk. Interest rate risk on the Corporation's balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity gap mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of the Corporation's retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for the Corporation. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

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

CAPITAL RESOURCES

         Shareholders' equity at September 30, 1999 totaled $864.9 million compared to $906.7 million at December 31, 1998 and $927.6 million at September 30, 1998.

The following table reflects the various measures of capital:


                                   ----------------------  ------------------------
                                          As of                      As of
                                       September 30,              December 31,
                                           1999                      1998
                                   ----------------------  ------------------------
(In thousands)
Total equity                      $864,895        8.71%      906,656        10.04%

Common equity                      860,961        8.67%      897,357         9.94%

Tangible common equity (a)         701,009        7.18%      724,247         8.18%

Tier 1 capital (b)                 754,651        8.98%      774,303        10.46%

Total risk-based capital (c)       865,806       10.30%      949,229        12.82%

Leverage (d)                      $754,651        7.99%      774,303         8.91%


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

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 1999 the Corporation's risk-based capital equaled 10.30% of risk adjusted assets, exceeding the minimum guidelines.

         The cash dividend of $0.20 paid in the third quarter has an indicated annual rate of $0.80 per share.

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

         Reliance on borrowed funds increased during the quarter as the investment portfolio grew slightly. During the quarter, the Corporation sold, for liquidity purposes, approximately $91 million of fixed rate residential real estate loans. The loan sales improved liquidity while restructuring the balance sheet to higher yielding assets.

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

         The Corporation has based its plans on regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC considers five general phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained below along with the status at September 30, 1999:

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

         The remaining costs of the Year 2000 readiness project are estimated at $1.0 million and are being funded through operating cash flows, which will be expensed as incurred during the fourth quarter 1999 and the first quarter 2000. These costs are not expected to have a material adverse effect on the Corporation's results of operations. As of September 30, 1999, the Corporation has incurred and expensed approximately $5.1 million related to the Year 2000 readiness project. At September 30, 1999, it appears the total cost of the project will be $6.1 million, approximately $0.4 million more than the $5.7 million reported in the second quarter 1999 Form 10-Q.

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

         10.13 Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)

         10.13.1  Employment Agreement with John R. Macso dated August 3, 1999

         10.13.2  Agreement with John R. Macso dated August 3, 1999

         10.13.3  Stock Option Agreement with John R. Macso dated August 3, 1999

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

         (b)      FORM 8-K

                           On July 15, 1999 FirstMerit Corporation filed a Form
                  8-K to file the consolidated financial statements, accompanying notes, and the Report of the Independent Accountants, which were previously filed by the registrant as supplemental financial statements in Exhibit 99 of its Form 10-K and Form 10-K/A filed March 22, 1999 and April 29, 1999, respectively. These consolidated financial statements represent the historical financial statements of the registrant. They were re-filed to remove the reference as being "supplemental." No other substantive changes or amendments were made thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               FIRSTMERIT CORPORATION



                               By:/s/TERRENCE E. BICHSEL
                                  ----------------------
                                  Terrence E. Bichsel, Executive Vice President and Chief Financial Officer



DATE: November 12, 1999