Form 10-K
period 1999-12-31
FIRSTMERIT CORP /OH/
filed 2000-03-10
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO

(State or other jurisdiction of
incorporation or organization)
34-1339938

(I.R.S. employer identification no.)

III Cascade Plaza, Akron, Ohio (Address of principal executive offices)	44308 (Zip code)	(330) 996-6300 (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE

PREFERRED SHARE PURCHASE RIGHTS
and
6 1/2% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for a least the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2000: $1,383,203,687.

     Indicate the number of shares outstanding of registrant’s common stock as of February 16, 2000: 88,384,254 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 13, 2000, in Part III.

PART I

ITEM 1.  BUSINESS

BUSINESS OF FIRSTMERIT

Overview

      Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.1 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

      At December 31, 1999, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries (“FirstMerit Bank”), operated a network of 170 full service banking offices and 184 automated teller machines. Its offices span a total of 21 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence county in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 542,000 households and businesses in the 14th largest consolidated metropolitan statistical area (“MSA”) in the country (which combines the primary MSAs for Cleveland, Lorain/ Elyria and Akron, Ohio). FirstMerit Bank has the leading market share in Summit, Medina, Stark, Wayne and Lorain counties in Ohio and one of the three highest market share positions in 11 of the 22 counties in which it operates within Ohio and Pennsylvania.

Subsidiaries and Operations

      Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio. FirstMerit’s largest subsidiary is FirstMerit Bank into which FirstMerit has merged all of its subsidiary banks.

      FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into ten geographic areas which are designated as follows: FirstMerit Bank/ Akron, FirstMerit Bank/ Citizens (Canton), FirstMerit Bank/ Cleveland, FirstMerit Bank/ Columbus, FirstMerit Bank/ Elyria, FirstMerit Bank/ Old Phoenix (Medina), FirstMerit Bank/ Wayne County (Wooster), FirstMerit Bank/ Peoples (Mentor), FirstMerit Bank/ New Castle, Pennsylvania and FirstMerit Bank/ Western Region. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit can therefore offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

      Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit cards, rental of safe deposit boxes, letters of credit, leasing, discount brokerage and life insurance products. FirstMerit Bank also operates a trust department, which offers estate and trust services. The majority of its customers is comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

      FirstMerit’s non-banking direct and indirect subsidiaries provide insurance sales services, credit life, credit accident and health insurance, securities brokerage services, equipment lease financing and other financial services.

      FirstMerit’s principal direct operating subsidiaries other than FirstMerit Bank include FirstMerit Credit Life Insurance Company and FirstMerit Community Development Corporation. FirstMerit Credit Life Insurance Company was formed in 1985 to underwrite credit life and credit accident and health insurance in connection with the extension of credit to its customers. FirstMerit Community Development Corporation was organized in 1994 to further FirstMerit’s efforts in identifying the credit needs of its lending communities and meeting the requirements of the Community Reinvestment Act (“CRA”). Congress enacted CRA to ensure financial institutions meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can fulfill these requirements by nontraditional activities such as acquiring, rehabilitating or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business.

      FirstMerit Bank is the parent corporation of several wholly-owned Ohio corporations. In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company (“FirstMerit Leasing”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers discount brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

      In connection with the acquisition of Signal Corp (“Signal”), which was merged with and into FirstMerit on February 12, 1999, FirstMerit acquired Signal’s wholly owned subsidiary, Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. Ownership of MCI was transferred to FirstMerit Bank on November 30, 1999 for business and regulatory purposes.

      FirstMerit Bank is also the parent corporation of Abell & Associates, Inc. (“Abell”) a nationally-known life insurance and financial consulting firm acquired in May 1997, and FirstMerit Insurance Agency, Inc. Abell assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. The firm also does consulting work for law and accounting firms, as well as individual corporations, concentrating on funding for corporate liability issues. FirstMerit Insurance Agency, Inc. became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation in 1994 (at which time its life insurance license was inactive). FirstMerit Insurance Agency, Inc.’s license to sell life insurance products and annuities was reactivated in 1997.

      Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which financial institution subsidiaries can pay dividends or otherwise supply funds to FirstMerit.

Recent Transactions

      FirstMerit engages in discussions concerning possible acquisitions of other financial institutions and financial services companies on a regular basis. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. Consistent with this strategy, FirstMerit completed two strategic acquisitions in 1998 and one in early 1999.

      FirstMerit believes these strategic acquisitions have strengthened and will continue to further strengthen its competitive position in the northeastern and central Ohio markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses and continues to explore acquisition opportunities that would meet its objectives.

      Signal Corp Acquisition. On February 12, 1999, Signal merged with and into FirstMerit in a tax-free, stock-for-stock exchange (the “Signal Merger”). Signal was a bank holding company, which had as its primary wholly-owned subsidiaries Signal Bank, N.A., a national bank, Summit Bank, N.A., a national bank, First Federal Savings Bank of New Castle, a federal savings bank and MCI. At the time of the acquisition, Signal had total assets of $1.95 billion, total deposits of $1.38 billion, and stockholders’ equity of $137.8 million. All shares of Signal common stock issued and outstanding immediately prior to the effective time were converted into the right to receive 1.32 shares of FirstMerit Common Stock. FirstMerit issued approximately 16.8 million shares of Common Stock and approximately 214,000 Shares of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock, Series B, no par value (“FirstMerit Preferred Stock”) in connection with the merger, and based on the closing price of the Common Stock on February 12, 1999 of $25.00 per share and the closing price of the FirstMerit Preferred Stock on February 4, 1999 (the last trade before the merger) of $71.00 per share, the value of the transaction on such date was approximately $436.0 million. The Signal Merger was accounted for as a pooling-of-interests.

      Security First Acquisition. On October 23, 1998, FirstMerit acquired Security First Corporation (“Security First”) pursuant to an Agreement of Affiliation and Plan of Merger by and between Security First and FirstMerit. Security First was the parent company of Security Federal Savings and Loan Association of Cleveland and First Federal Savings Bank of Kent. At the time of the acquisition, Security First had total assets of $771.1 million, total deposits of $494.9 million, and stockholders’ equity of $73.1 million. At the effective time of the Security First Merger, based upon the average closing price of the Corporation’s common stock of $22.58 per share over a specified period, the value of the transaction on such date was approximately $199.0 million. In connection with the Security First Merger, the Corporation issued approximately 7.0 million shares of common stock. The transaction was accounted for as a pooling-of-interests.

      At the time FirstMerit announced the Security First Merger, FirstMerit also announced the termination of a previously initiated stock repurchase program. In order for the Security First Merger to be treated as a pooling-of-interests for accounting purposes, FirstMerit reissued approximately 1.38 million shares of its common stock through an underwritten public offering which closed on September 14, 1998.

      CoBancorp Acquisition. FirstMerit completed the acquisition of CoBancorp Inc., Elyria, Ohio, (“CoBancorp”) the parent of PremierBank & Trust and Jefferson Savings Bank, on May 22, 1998 (the “CoBancorp Merger”). At the time of the acquisition, CoBancorp had consolidated assets of $643.9 million, total deposits of $562.1 million, and stockholders’ equity of $61.3 million. The CoBancorp Merger was structured as a tax-free exchange for CoBancorp shareholders who received common stock of the Corporation, and was accounted for as a purchase transaction. At the effective time of the CoBancorp Merger, based upon the average closing price of FirstMerit’s common stock of $29.375 per share over a specified period, the value of the transaction on such date was approximately $174.1 million. In connection with the CoBancorp Merger, the Corporation issued approximately 3.9 million shares of common stock, paid $50.0 million in cash (based upon the CoBancorp shareholder elections and allocations), and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of $138.3 million that is being amortized primarily over 25 years.

Competition

      The financial services industry is highly competitive. FirstMerit and its subsidiaries (the “Subsidiaries”) compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries’ primary financial institution competitors include Bank One, National City Bank, KeyBank, Firstar Bank and Fifth Third Bank. Under the Gramm-Leach-Bliley Act of 1999, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which FirstMerit and its Subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure has intensified due to interstate banking which became permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

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

      On September 29, 1994, President Clinton signed the Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”). The Interstate Act generally permits nationwide interstate banking and branching commencing one year after enactment. After that time an “adequately capitalized” and “well managed” bank holding company may acquire a bank in any state, subject to certain concentration limitations. No banking organization may control more than ten percent of deposits nationwide or more than 30.0% of deposits in any one state. Individual states may waive the 30.0% limitation. As of June 1, 1997, interstate bank holding companies can consolidate banks they own in multiple states into a single branch network, or acquire out-of-state banks as branches. De novo interstate branching is not authorized by the Interstate Act, but states may specifically authorize it. States may also limit the acquisition of newly-formed banks for a period of up to five years to restrict effective de novo branching. The Interstate Act requires CRA compliance by out-of-state branches and prohibits “deposit production offices” to ensure that local savings are not diverted to other states. Institutions must maintain a loan activity-to-deposit ratio within a host state at least equal to one-half of the average percentage for all banks in the host state, otherwise the institution’s federal regulator may close the out-of-state branch and restrict the institution from opening new branches in that state. Certain state laws, such as those on intrastate branching, consumer protection and fair lending, will still apply to out-of-state banks or branches. FirstMerit management believes that the Interstate Act may continue to stimulate mergers in the banking industry.

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

      The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency;

merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

      FirstMerit is also under the jurisdiction of the Securities and Exchange Commission (the “SEC”) and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is also listed on The Nasdaq Stock Market under the trading symbol “FMER” and is subject to the rules of Nasdaq.

Summary Results of Core Earnings and Operations

      At year-end, FirstMerit’s consolidated assets were $10.1 billion. 1999 core earnings for FirstMerit were $158.0 million, or $1.73 core earnings per diluted share, excluding merger-related and extraordinary after-tax charges of $38.1 million, compared with $93.8 million, or $1.06 per diluted share, for 1998, excluding after-tax merger-related charges of $21.3 million. The 1998 results also include a $28.9 million pre-tax valuation charge related to residual interest on manufactured housing asset-backed securities. Reported net income for 1999 was $119.9 million, or $1.31 per share, compared with $72.5 million, or $0.82 per share for 1998. These results reflect the restatement of both years’ financial information to account for the pooling-of-interests acquisitions of Security First and Signal. The 1998 results also include the earnings of CoBancorp Inc., accounted for as a purchase transaction, from May 22, 1998 through December 31, 1998. See Note 2 to the Consolidated Financial Statements for more information regarding merger costs and conforming accounting entries.

      FirstMerit uses the concept of core earnings to measure the recurring financial results for the periods presented.

      Total cash dividends paid to shareholders for the entire year were $0.76, up 15% from $0.66 paid in 1998.

      Net interest income for 1999 on a fully tax-equivalent basis reached $388.2 million for the year compared to $359.7 million for 1998, an increase of 7.9%. The increase can be attributed to volume gains, where average earning assets increased 11.4%, offset to a lesser degree by increases in funding rates.

      Adjusted net revenue for 1999 of $534.5 million represents an 8.4% increase from the year earlier level of $493.0 million. Growth in fee income and earning assets more than offset the compression in the net interest margin. Excluding gains from the sale of securities and branches, non-interest income was $146.3 million, a 10.1% increase above the $132.9 million reported the prior year. Fees for 1999 account for 27.4% of net revenues compared with 27.0% in 1998.

      Excluding pre-tax merger-related charges of $33.6 million in 1999 and $17.2 million in 1998, as well as an $8.4 million loss on the sale of a subsidiary in 1998, non-interest expense totaled $282.9 million in 1999 compared with $319.5 million the prior year. The 1998 results include a $28.9 million valuation adjustment of mobile home asset-backed residual interest; if excluded, the decline in operating costs would have been 2.6%. Excluding the merger-related costs in both years, the 1999 extraordinary expense and the 1998 loss on the sale of a subsidiary, the efficiency ratio for 1999 was 50.9% compared to 63.6% in 1998, reflecting general cost declines and the 1998 residual interest valuation charge included in the 1998 calculation. If the residual interest charge was excluded in 1998 costs, the efficiency ratio would have been 57.69% for that period.

      The 1999 provision for loan losses was $37.4 million compared with a $40.9 million provision the prior year. Net charge-offs as a percentage of average loans were 0.43% for 1999 compared to 0.34% for 1998. At year-ends 1999 and 1998, the allowance as a percent of outstanding loans stands at approximately 1.50%. For both years, non-performing assets as a percent of loans and other real estate were 0.36%, and reserve coverage was virtually unchanged at 4.1 times the level of non-performing assets.

ITEM 2.  PROPERTIES

FirstMerit Corporation

      FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 88,000 square feet, are leased from FirstMerit Bank. FirstMerit relocated its executive offices in 1994 to III Cascade, a seven-story office building located in downtown Akron, Ohio. During 1993, a long-term leasehold interest in III Cascade was acquired by an Ohio general partnership (the “Partnership”), the general partners of which are FirstMerit and a subsidiary of Banc One Capital Corporation. FirstMerit does not control the Partnership. The City of Akron is the lessor of the property. FirstMerit Bank has subleased all of the premises of III Cascade from the Partnership, and FirstMerit subleases a portion of the premises from FirstMerit Bank. The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

      The principal offices of FirstMerit Bank/Akron are located in its 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank/Akron is the principal tenant of the building occupying approximately one-third of a total of 256,695 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 92 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 78 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 FirstMerit Bank completed major renovations to its main office building. FirstMerit Bank renovated all space which it occupies in the building, as well as all public areas.

      FirstMerit Bank also owns 19.5 acres near downtown Akron, on which is located FirstMerit’s Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and the Subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property.

      The Trust Department and the Organizational & Development Department of FirstMerit Bank are located in Main Place, a four-story office building located in downtown Akron. These departments occupy approximately 31,830 square feet of leased space in Main Place.

ITEM 3.  LEGAL PROCEEDINGS

      The nature of FirstMerit’s business results in a certain amount of litigation. Accordingly, FirstMerit and its Subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material adverse effect on FirstMerit’s financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the fourth quarter of 1999.

EXECUTIVE OFFICERS OF REGISTRANT

      The following persons are the executive officers of FirstMerit as of December 31, 1999. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

		Date Appointed
Name	Age	to FirstMerit	Position and Business Experience

Sid A. Bostic	57	2-1-98	President and Chief Operating Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously Chairman, President and Chief Executive Officer, Norwest Bank Indiana, N.A., Fort Wayne, Indiana

John R. Cochran	56	3-1-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously President and Chief Executive Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Norwest Bank Nebraska, N.A.

John R. Macso	53	11-8-90	Chairman of Mobile Consultants, Inc. since February 1, 2000, formerly Executive Vice President of FirstMerit and President, FirstMerit Bank Services Division and Chief Technology Officer, since January 5, 1998; previously President and Chief Executive Officer of FirstMerit Bank

Terrence E. Bichsel	50	9-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank since September 16, 1999; formerly Vice President, Finance and Performance Management, Banc One Corporation

Robert P. Brecht	50	8-9-91	Executive Vice President of FirstMerit and of FirstMerit Bank; previously Executive Vice President of FirstMerit Bank since July 20, 1995; previously President and Chief Executive Officer of Peoples Bank, N.A.

Gary J. Elek	48	2-11-88	Executive Vice President of FirstMerit and FirstMerit Bank since May 20, 1999; formerly Senior Vice President of FirstMerit and FirstMerit Bank

Jack R. Gravo	53	2-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation; previously Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Citizens National Bank since February 1, 1995; previously President of The CIVISTA Corporation

Bruce M. Kephart	48	7-25-95	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank; previously Vice President, Bank One, Cleveland, N.A.

Richard G. Norton	51	1-1-95	Executive Vice President of FirstMerit since May 20, 1999 and Regional President of FirstMerit Bank since January 5, 1998; previously Senior Vice President of FirstMerit and Managing Officer of FirstMerit Bank

George P. Paidas	53	4-13-94	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank; formerly President and Chief Executive Officer of The Old Phoenix National Bank of Medina

		Date Appointed
Name	Age	to FirstMerit	Position and Business Experience

Terry E. Patton	51	4-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank since May 20, 1999; formerly Counsel, Secretary and Senior Vice President of FirstMerit and FirstMerit Bank

Larry A. Shoff	43	9-1-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank since September 1, 1999; previously Senior Vice President of Wells Fargo Services Co.

William E. Stansifer	52	10-2-95	Executive Vice President of FirstMerit and FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank; formerly Senior Vice President, Banking Credit Policy Office, Norwest Corporation

Charles F. Valentine	60	10-23-98	Executive Vice President of FirstMerit and President and Chief Executive Officer of FirstMerit Bank Construction Financing Division since October 23, 1998; formerly Chairman and Chief Executive Officer of Security First Corp. and Security Federal Savings and Loan Association

Gregory R. Bean	49	4-10-91	Senior Vice President of FirstMerit; Senior Vice President and Senior Trust Officer of FirstMerit Bank

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

Stock Performance and Dividends(1)

	Bids		Per Share

Quarter			Dividend	Book
Ending	High	Low	Rate	Value (2)

03-31-98	$34.38	25.88	0.16	$8.72
06-30-98	33.75	27.25	0.16	9.82
09-30-98	31.00	21.38	0.16	10.29
12-31-98	28.13	20.75	0.18	10.21
03-31-99	28.25	24.13	0.18	10.03
06-30-99	29.13	25.13	0.18	9.54
09-30-99	28.94	24.63	0.20	9.59
12-31-99	28.13	22.56	0.20	9.39

(1)	This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transactions.

(2)	Based upon number of shares outstanding at the end of each quarter.

      On December 31, 1999 there were approximately 11,350 shareholders of record of FirstMerit Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended

	1999	1998	1997	1996	1995

	(Dollars in thousands except per share data)
Results of Operations

Interest income	$684,851	642,557	584,510	562,152	548,929

Conversion to fully-tax equivalent	4,251	3,492	3,212	3,043	3,840

Interest income*	689,102	646,049	587,722	565,195	552,769

Interest expense	300,865	286,376	258,447	249,343	257,306

Net interest income*	388,237	359,673	329,275	315,852	295,463

Provision for possible loan losses	37,430	40,921	23,518	19,333	21,058

Other income	154,710	140,148	114,094	103,091	75,349

Other expenses	316,506	345,029	245,865	260,362	260,927

Income before federal income taxes*	189,011	113,871	173,986	139,248	88,827

Federal income taxes	59,043	37,862	56,066	45,995	41,137

Fully-tax equivalent adjustment	4,251	3,492	3,212	3,043	3,840

Federal income taxes*	63,294	41,354	59,278	49,038	44,977

Income before extraordinary item	125,717	72,517	114,708	90,210	43,850

Income before extraordinary item available to common shareholders	125,410	72,517	113,124	88,514	42,064

Extraordinary item — gain (loss) on disposition of assets after combination (net of tax effect)	(5,847)	—	—	—	5,599

Net income (a)	$119,870	72,517	114,708	90,210	49,449

Net income applicable to common stock (a)	$119,563	71,826	113,124	88,514	47,663

Per share:

Income before extraordinary item available to common shareholders	$1.38	0.83	1.39	1.06	0.50

Extraordinary item (net of tax effect)	(0.06)	—	—	—	0.07

Basic net income (a)	$1.32	0.83	1.39	1.06	0.57

Diluted net income (a)	$1.31	0.82	1.32	1.02	0.55

Cash dividends	$0.76	0.66	0.61	0.55	0.51

Dividend payout ratio	55.07%	79.37%	43.87%	51.73%	102.08%
Average Ratios

Return on total assets (a)	1.26%	0.85%	1.51%	1.21%	0.67%

Return on shareholders’ equity (a)	13.62%	8.61%	15.88%	12.67%	7.07%

Shareholders’ equity to total assets	9.27%	9.88%	9.51%	9.52%	9.47%

	Years Ended

	1999	1998	1997	1996	1995

	(Dollars in thousands except per share data)
Balance Sheet Data

Total assets (at year end)	$10,115,477	9,026,024	7,825,430	7,348,909	7,423,139

Daily averages:

Total assets	$9,493,047	8,520,575	7,591,936	7,480,069	7,386,917

Earning assets	8,797,595	7,892,086	7,128,553	7,061,579	6,961,821

Deposits and other funds	8,464,706	7,519,057	6,723,285	6,677,686	6,608,598

Shareholders’ equity	880,124	841,865	722,204	712,044	699,603

*	Fully tax-equivalent basis

(a)	The 1999 net income, provision for possible loan losses, and profitability ratios shown include 1) merger-related expenses associated with the Signal pooling-of-interests acquisition of $32.3 million after taxes, and 2) an extraordinary charge from early extinguishment of Signal debt prior to the Signal merger. These same results restated to exclude all material unusual items can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 1998 net income, provision for possible loan losses, and profitability ratios shown include 1) merger-related expenses associated with the Security First pooling-of-interests acquisition of $12.8 million after taxes, 2) merger costs from the Signal’s acquisition of First Shenango of $3.0 million after taxes, 3) a loss from the sale of a subsidiary of $5.5 million after taxes, and 4) an $18.8 million after-tax valuation charge related to residual interest on manufactured housing asset-backed securities. These same results restated to exclude all material unusual items except the asset-backed securities charge can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The results for 1996 include a one-time Savings Association Insurance Fund (“SAIF”) charge of $9.9 million after taxes. In addition to the extraordinary gain shown in the table, results for 1995 include several one-time charges totaling $19.5 million after taxes. The charges related to the CIVISTA acquisition, overall reengineering costs to improve operating efficiencies and various other items. These same results restated to exclude all material unusual items except the asset-backed securities charge can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS FOR THE YEARS 1999, 1998, 1997

      The following commentary presents Management’s discussion and analysis of the Corporation’s financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 1999, 1998 and 1997. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

      FirstMerit’s core earnings totaled $158.0 million, or $1.73 core earnings per diluted share, excluding merger-related and extraordinary charges of $38.1 million, compared with $93.8 million, or $1.06 per diluted share, for 1998, excluding merger-related charges of $21.3 million. The 1998 results also include a $28.9 million pre-tax valuation charge related to residual interest on manufactured housing asset-backed securities. Reported net income for 1999 was $119.9 million, or $1.31 per share, compared with $72.5 million, or $0.82 per share for 1998. These results reflect the restatement of both years’ financial information to account for the pooling-of-interests acquisitions of Security First and Signal. The 1998 results also include the earnings of CoBancorp, accounted for as a purchase transaction, from May 22, 1998 through December 31, 1998.

      The Corporation uses the concept of core earnings to measure the recurring financial results for the periods presented.

      Excluding the merger-related costs and the extraordinary charge, 1999 returns on average common equity (“ROE”) and average assets (“ROA”) were 18.02% and 1.66%, compared with 11.14% and 1.10% for the prior year.

      Net interest income for 1999 on a fully tax-equivalent basis reached $388.2 million for the year compared to $359.7 million for 1998, an increase of 7.9%. The increase can be attributed to volume gains, where average earning assets increased 11.4%, offset to a lesser degree by increases in funding rates.

      Adjusted net revenue for 1999 of $534.5 million represents an 8.4% increase from the year earlier level of $493.0 million. Growth in fee income and earning assets more than offset the compression in the net interest margin. Excluding gains from the sale of securities and branches, non-interest income was $146.3 million, a 10.1% increase above the $132.9 million reported the prior year. Fee growth was strong in all categories except loan sales and servicing income, which decreased 54.3% as a result of a decline in the level of mortgage bookings and sales. Fees in 1999 account for 27.4% of net revenues compared with 27.0% in 1998.

      Excluding merger-related charges of $33.6 million in 1999 and $17.2 million in 1998, as well as the $8.4 million loss on the sale of a subsidiary in 1998, non-interest expense totaled $282.9 million in 1999 compared with $319.5 million the prior year. The 1998 results include the $28.9 million valuation adjustment of mobile home asset-backed residual interest reported earlier; if excluded, the decline in operating costs would have been 2.6%. On a component basis, improvement was experienced in salary and benefit expense and occupancy costs. Excluding the merger-related costs and the extraordinary expense, the efficiency ratio for 1999 was 50.9% compared to 63.6% in 1998, reflecting general cost declines and the 1998 residual interest valuation charge included in the 1998 calculation. If the residual interest charge was excluded in 1998 costs, the efficiency ratio would have been 57.69% for that period.

      The 1999 provision for loan losses was $37.4 million compared with a $40.9 million provision the prior year. Net charge-offs as a percentage of average loans were 0.43% for 1999 compared to 0.34% for 1998. At year-ends 1999 and 1998, the allowance as a percent of outstanding loans stands at approximately 1.50%. For both years, non-performing assets as a percent of loans and ORE was 0.36%, and reserve coverage was virtually unchanged at 4.1 times the level of non-performing assets.

      The following tables summarize the results of core earnings and net income, and the changes in diluted earnings per share and diluted core earnings per share for 1999 and 1998.

Condensed Summary of Core Earnings and Net Income

	Core Earnings		Net Income

(Dollars in thousands)	1999	1998	1999	1998

Net interest income	$383,986	$356,181	383,986	356,181

Provision for possible loan losses	27,230	33,621	37,430	40,921

Other income	154,710	140,148	154,710	140,148

Other expenses	282,876	319,500	325,501	345,029

Federal income taxes	70,609	49,394	55,895	37,862

Net core earnings/net income	$157,981	$93,814	119,870	72,517

Core earnings per diluted share	$1.73	$1.06	1.31	0.82

	Core*	As Reported	Core*	As Reported

	1999/	1999/	1998/	1998/
(Dollars)	1998	1998	1997	1997

Changes in earnings per share

Net income per diluted share for 1999 and 1998, respectively	$1.06	$0.82	$1.32	$1.32

Increases (decreases) attributable to:

Net interest income — taxable equivalent	0.31	0.31	0.34	0.34

Provision for possible loan losses	0.07	0.04	(0.11)	(0.19)

Trust services	0.03	0.03	0.03	0.03

Service charges on deposit accounts	0.03	0.03	0.07	0.07

Credit card fees	0.07	0.07	0.06	0.06

Service fees — other	0.04	0.04	0.04	0.04

Securities gains, net	0.02	0.02	0.04	0.04

Manufactured housing income	0.01	0.01	(0.08)	(0.08)

Loan sales and servicing income	(0.08)	(0.08)	0.06	0.06

Other operating income	0.05	0.05	0.06	0.06

Salaries and employee benefits	0.12	0.05	(0.29)	(0.29)

Equipment expense	(0.03)	(0.03)	(0.03)	(0.03)

Intangible amortization expense	(0.02)	(0.02)	(0.06)	(0.06)

Merger Costs	—	(0.11)	—	(0.17)

Loss on sale of subsidiary	—	0.09	—	(0.09)

Residual interest charge	0.32	0.32	(0.33)	(0.33)

Other operating expenses	0.02	0.02	(0.13)	(0.13)

Federal income taxes — taxable equivalent	(0.23)	(0.24)	0.08	0.18

Extraordinary item — net of taxes	—	(0.06)	—	—

Change in share base	(0.06)	(0.05)	(0.01)	(0.01)

Net change in net income	0.67	0.49	(0.26)	(0.50)

Net income per diluted share for 1999 core, 1999 reported, 1998 core, and 1998 reported, respectively	$1.73	$1.31	$1.06	$0.82

*	Core earnings are defined as net income excluding merger-related expenses associated with recent acquisitions, a loss on the sale of a subsidiary, and extraordinary items. These material unusual items which are excluded from core earnings totaled $38.1 million in 1999 and $21.3 million in 1998, on an after-tax basis. Core results for 1998 do not exclude a valuation charge related to residual interest on manufactured housing asset-backed securities. See Note 2 to the Consolidated Financial Statements for further details.

Supercommunity Banking Results

      The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 17 to the consolidated financial statements provides performance data for this line of business as well as summary information by product and service group.

Net Interest Income

      Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully tax-equivalent (“FTE”) basis which restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

      Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

	1999

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

	(Dollars in thousands)

Interest-bearing liabilities	$7,409,400	3.77%	279,541

Non-interest-bearing liabilities and equity	1,388,195	7.83%*	108,696

	$8,797,595		388,237

	1998

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$6,435,703	3.74%	240,052

Non-interest-bearing liabilities and equity	1,456,383	8.19%*	119,621

	$7,892,086		359,673

	1997

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$5,950,000	3.90%	232,050

Non-interest-bearing liabilities and equity	1,178,553	8.24%*	97,225

	$7,128,553		329,275

*  Yield on earning assets

      Net interest income, on a fully-tax equivalent basis, increased $28.6 million, or 7.9%, to $388.2 million in 1999 compared to $359.7 million in 1998 and $329.3 million in 1997. The increase over 1998 occurred because the rise in interest income more than offset the increase in interest expense. Specifically, interest income rose $45.1 million while interest expense increased $14.5 million.

      Interest income was higher than in 1998 because average earning assets grew 11.4% or $905.5 million. The increase in average earning assets was mainly attributable to strong loan demand. Additionally, 1998’s average earning assets included the results of CoBancorp, accounted for as a purchase acquisition, from the acquisition date of May 22, 1998 through December 31, 1998, or approximately seven months compared to a full year in 1999. Totals prior to May 22, 1998 do not include the results of CoBancorp, in accordance with purchase accounting guidelines.

      The overall lower interest rate environment in 1999 compared with the prior year had the following effect on interest-bearing assets and liabilities.

      The average yield on earning assets decreased 36 basis points from 8.19% in 1998 to 7.83% for 1999. In summary, higher earning asset volumes outpaced the decline in interest income caused by lower yields on earning assets.

      Higher interest expense was also volume driven as deposits and other borrowings and certificate of deposits were the main funding sources for the earning asset growth. The cost of funds for the year as a percentage of average earning assets decreased 21 basis points from 3.63% in 1998 to 3.42% this year.

      The following table illustrates the specific year-over-year impact to net interest income based on changes in the rate and volume components of the interest-earning assets and interest-bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL —

FULLY-TAX EQUIVALENT RATE/VOLUME ANALYSIS

	Years Ended,

	1999 and 1998			1998 and 1997

	Increase (Decrease) in			Increase (Decrease) in
	Interest Income/Expense			Interest Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
INTEREST INCOME

Investment securities:

Taxable	$8,782	(4,419)	4,363	6,995	(2,266)	4,729

Tax-exempt	2,602	249	2,851	914	(221)	693

Loans held for sale	4,635	—	4,635	—	—	—

Loans	60,607	(27,207)	33,400	57,718	(3,715)	54,003

Federal funds sold	(1,612)	(584)	(2,196)	(1,169)	71	(1,098)

Total interest income	$75,014	(31,961)	43,053	64,458	(6,131)	58,327

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	$(605)	(7,843)	(8,448)	1,034	(387)	647

Savings	4,306	(8,056)	(3,750)	1,887	1,626	3,513

Certificates and other time deposits (CDs)	13,692	(9,107)	4,585	19,174	(73)	19,101

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	30,361	(8,259)	22,102	475	4,193	4,668

Total interest expense	47,754	(33,265)	14,489	22,570	5,359	27,929

Net interest income	$27,260	1,304	28,564	41,888	(11,490)	30,398

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

      The net interest margin for 1999 was 4.41% compared to 4.56% in 1998 and 4.62% in 1997. As discussed previously, the decline in the net interest margin compared to last year was a result of the decline in earning asset yield outpacing the decline in earning asset funding costs.

	1999	1998	1997

	(Dollars in thousands)

Net interest income	$383,986	356,181	326,063

Tax equivalent adjustment	4,251	3,492	3,212

Net interest income — FTE	$388,237	359,673	329,275

Average earning assets	$8,797,595	7,892,086	7,128,553

Net interest margin	4.41%	4.56%	4.62%

Other Income

      Excluding securities gains, other income totaled $146.2 million in 1999, an increase of $12.8 million or 9.6% over 1998, and $35.2 million or 31.7% over 1997. Increases were recorded during 1999 in all categories except loan sales and servicing. A portion of the 1999 increases were caused by the application of purchase accounting rules to the May 1998 acquisition of CoBancorp. Specifically, purchase accounting requires including the results of the acquired company in combined results from the date of acquisition forward.

	1999	1998	1997

	(Dollars in thousands)

Trust fees	$18,708	16,147	13,442

Service charges on deposits	42,659	39,883	33,279

Credit card fees	26,752	20,064	14,355

Service fees — other	14,223	10,493	7,337

Securities gains	8,527	6,785	3,114

Manufactured housing income	8,412	7,630	14,684

Mortgage sales and servicing	9,035	16,900	11,177

Other operating income	26,394	22,246	16,706

	$154,710	140,148	114,094

      Trust fees increased $2.6 million or 15.9% to $18.7 million in 1999. The improvement is a result of market value increases in managed assets, a high commitment to quality service, our continued emphasis as being the first choice when choosing a managed asset provider, and sales volumes in excess of goals.

      Service charges on deposits rose $2.8 million or 7.0% compared to last year. Much of this income is based on the number of accounts and customer checking account activity. As stated throughout this Annual Report, as a general rule some portion of the increase between 1999 and prior balances is due to the May 1999 purchase accounting acquisition of CoBancorp, Inc.

      Credit card fees increased $6.9 million or 33.3% in 1999. A large portion of the increase was a result of increased debit card volume, much of the expansion occurring with Signal customers who did not previously have this product. The remainder of the increase was fee driven as the Corporation maintained fee structures consistent with competitors.

      Other service fees rose $3.7 million, or 35.5% compared to last year; major components of this category include certain ATM fees, sales commissions on personalized customer checks, and fee income from the sale of “official” bank checks.

      The 1999 decline in loan sales and servicing income was a result of fewer sales due to the level of interest rates in the economy.

      Other operating income, as presented in the table, was up $4.1 million in part because of higher letter of credit fees, introduction of our new business manager product, and higher commissions on equity and insurance sales.

      Excluding gains from sales of securities, other income was $146.2 million and now represents 27.4% of net revenue compared to 27.1% last year. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus other income, excluding securities sales gains or losses.

Federal Income Tax

      Federal income tax expense totaled $55.9 million in 1999, including a tax benefit of $3.1 million associated with an extraordinary item, compared to $37.9 million in 1998, and $56.1 in 1997. In 1999, the effective federal income tax rate for the Corporation, excluding the extraordinary charge, equaled 32.0% compared to 34.3% in 1998 and 32.8% in 1997.

Other Expenses

      Core other expenses excluding merger-related costs associated with the February 1999 Signal merger were $282.9 million in 1999 compared to $319.5 million in 1998 and $245.9 million in 1997. Totals for 1998 include the results of CoBancorp for approximately seven months and the full-year results of several smaller acquisitions that were acquired mid-year 1997. In accordance with purchase accounting rules, the results of the companies purchased are not included in results presented prior to their purchase dates.

	Other Expenses

		Merger			Merger and
	Reported	Adjs	Core*	Reported	Other Adjs	Core*
	1999	1999	1999	1998	1998	1998	1997

	(Dollars in thousands)

Salaries and wages	$110,716	(7,484)	103,232	$112,087	(1,613)	110,474	90,201

Pension and benefits	28,146	(252)	27,894	31,778	76	31,854	26,892

Salaries, wages, pension and benefits	138,862	(7,736)	131,126	143,865	(1,537)	142,328	117,093

Net occupancy expense	20,178	—	20,178	23,002	(692)	22,310	22,592

Equipment expense	19,198	—	19,198	15,882	(141)	15,741	12,717

Taxes, other than federal income taxes	9,536	—	9,536	7,890	—	7,890	7,168

Stationery, supplies and postage	19,776	(832)	18,944	16,205	(248)	15,957	15,827

Bankcard, loan processing, and other fees	28,702	(7,016)	21,686	29,575	(1,516)	28,059	19,126

Professional services	18,382	(8,856)	9,526	14,332	(4,450)	9,882	7,191

Telephone	7,156	—	7,156	4,722	—	4,722	3,856

FDIC assessment	2,093	—	2,093	1,473	—	1,473	1,524

Loss on sale of subsidiary	—	—	—	8,410	(8,410)	—	—

Amortization of intangibles	10,988	—	10,988	8,926	—	8,926	3,771

Other operating expenses	41,634	(9,182)	32,452	70,747	(8,535)	62,212	35,000

Total other expenses	$316,505	(33,622)	282,883	$345,029	(25,529)	319,500	245,865

*	Core other expenses, when compared to reported results, exclude merger-related costs and other material unusual items as shown in the preceding table. Note 2 to the Consolidated Financial Statements also discusses merger-related expenses in detail and summarizes their effect on other expenses, other income statement categories and the overall earnings of the Corporation.

      Adjusted salaries, wages, pension and benefits totaled $131.1 million in 1999, a decrease of $11.1 million or 7.0% from the corresponding adjusted 1998 costs. The decrease in salaries and wages were attributable to efficiencies gained through the Signal acquisition, lower bonus pay, and longer replacement times in filling open positions due to the low unemployment rate in our operating areas. Pension and benefit costs were also reduced by efficiencies realized in the Signal merger and longer job replacement times.

      Adjusted bankcard, loan processing, and other fees decreased $6.4 million to $21.7 million in 1999 as efficiencies were realized compared to pre-merger processing costs.

      Amortization of intangible expense during 1999 was $11.0 million compared to 9.0 million in 1998 and $3.8 million in 1997. The 1998 increase was due to the CoBancorp acquisition.

      The efficiency ratio for 1999, excluding merger-related and other material unusual costs, was 50.86% compared to 63.55% in 1998. The 1998 efficiency ratio includes a $28.9 million pre-tax valuation charge related to residual interest on manufactured housing asset-backed securities. If the residual interest charge had been excluded from the 1998 efficiency ratio calculation, the resultant ratio would have been 57.69%. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue — that is, during 1999, 50.86 cents was spent to generate $1 of net revenue.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities have been classified as available-for-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in a separate component of shareholders’

equity. The pre-tax adjustment to decrease fair value at year-end 1999 was $86.9 million and the corresponding adjustment to increase fair value at year-end 1998 was $9.0 million.

      At year-end 1999, investment securities totaled $2.4 billion compared with $1.9 billion one year earlier, an increase of 25.8%. The most notable increase occurred in mortgage-backed securities which rose from $748.4 million to $1.1 billion as the Corporation securitized its own one-to-four family mortgage loans to improve liquidity and have readily available assets to pledge against potential borrowings.

      A summary of investment securities’ carrying value is presented below as of year-ends 1999 and 1998. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

CARRYING VALUE OF INVESTMENT SECURITIES

	Year-Ends,

	1999	1998

	(Dollars in thousands)

U.S. Treasury and Government agency obligations	$799,578	693,939

Obligations of states and political subdivisions	119,061	140,177

Mortgage-backed securities	1,160,216	748,355

Other securities	315,179	320,795

	$2,394,034	1,903,266

			Over one year		Over five years
	One Year or less		through five years		through ten years		Over ten years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

U.S. Treasury securities	$1,874	5.84%	104,403	5.17%	—	—	—	—

U.S. Government agency obligations	29,972	5.80%	380,486	5.87%	87,951	6.75%	194,892	5.94%

Obligations of states and political subdivisions	23,827	8.63%*	29,651	7.98%*	32,143	8.38%*	33,440	8.33%*

Mortgage-backed securities	567	1.86%	47,785	6.27%	250,550	6.42%	861,314	6.42%

Other securities	2,541	5.44%	319	7.22%	5,397	6.33%	306,922	6.59%

	$58,781	5.67%	562,644	5.74%	376,041	6.41%	1,396,568	6.37%

Percent of total	2.46%		23.50%		15.71%		58.33%

*	Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 1999.

      At year-end 1999, Collateralized Mortgage Obligations (“CMOs”) totaled $316.6 million, representing approximately 12.9% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders’ equity.

      The yield on the portfolio was 6.19% in 1999 compared to 6.41% in 1998 and 6.56% in 1997.

Loans

      Total loans outstanding at year-end 1999 increased 10.3% compared to one year ago or were $7.0 billion compared to $6.4 billion at year-end 1998. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial, financial and agricultural loans.

	Year-Ends,

	1999	1998	1997	1996	1995

	(Dollars in thousands)

Commercial, financial and agricultural	$1,563,142	1,308,127	952,507	780,772	604,883

Installments to individuals	1,506,334	1,334,138	1,157,940	1,026,012	949,207

Real estate	3,672,275	3,548,807	3,437,303	3,286,610	3,331,332

Lease financing	272,430	170,898	185,864	159,237	179,951

Total loans	7,014,181	6,361,970	5,733,614	5,252,631	5,065,373

Less allowance for possible loan losses	104,897	96,149	67,736	60,087	56,878

Net loans	$6,909,284	6,265,821	5,665,878	5,192,544	5,008,495

Year-End 1999

Commercial, financial
and agricultural

Due in one year or less	$886,548

Due after one year but within five years	421,885

Due after five years	254,709

Total	$1,563,142

Loans due after one year with interest at a predetermined fixed rate	272,432

Loans due after one year with interest at a floating rate	404,162

Total	$676,594

      Real estate loans at year-end 1999 totaled $3,672.3 million or 52.4% of total loans outstanding compared to 55.8% one year ago. Residential loans (1-4 family dwellings) totaled $1,603.1 million, home equity loans $411.5 million, construction loans $311.8 million and commercial real estate loans $1,345.9 million.

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

      Consumer loans or loans to individuals increased 12.9% compared to last year and accounted for 21.5% of total loans compared to 20.9% in 1998.

      Commercial, financial, and agricultural loans increased 19.5% during 1999 and constitute 22.3% of total outstanding loans compared to 20.4% last year. The increase in consumer and commercial loans is evidence of FirstMerit’s shifting loan portfolio.

      Lease financing loans increased 59.4% during 1999. Auto leases totaled $167.6 million with equipment leasing totaling $100.3 million, leveraged leases were $4.0 million and tax-free leases were $0.5 million at year-end 1999.

      There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Possible Loan Losses

      The Corporation maintains what Management believes is an adequate allowance for possible loan losses. The Parent Company and the subsidiary bank regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, non-performing assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio.

      At year-end 1999, the allowance was $104.9 million or 1.50% of loans outstanding compared to $96.1 million or 1.51% at year-end 1998 and $67.7 million or 1.18% at year-end 1997. The allowance equaled 474.4% of non-performing loans at year-end 1999 compared to 495.0% at year-end 1998. The allowance for possible loan losses related to impaired loans was $5.7 million at year-end 1999 and $3.7 million at year-end 1998.

      Net charge-offs were $29.7 million in 1999 compared to $20.7 million in 1998 and $18.4 million in 1997. As a percentage of average loans outstanding, net charge-offs equaled 0.43% in 1999 and 0.34% in 1998 and 1997. Losses are charged against the allowance as soon as they are identified.

      A five-year summary of activity follows:

Allowance for Possible Loan Losses

	Years Ended,

	1999	1998	1997	1996	1995

	(Dollars in thousands)

Allowance for loan losses at beginning of year	$96,149	67,736	60,087	56,878	46,021

Loans charged off:

Commercial, financial and agricultural	7,539	3,894	1,838	2,665	3,145

Installment to individuals	35,904	26,277	24,824	17,282	9,275

Real estate	3,350	1,489	728	613	1,837

Lease financing	1,043	1,274	1,294	1,315	319

Decrease from sale of subsidiary	—	—	—	389	—

Total	47,836	32,934	28,684	22,264	14,576

Recoveries:

Commercial, financial and agricultural	3,997	1,930	1,121	450	569

Installment to individuals	12,910	8,285	8,584	5,283	3,537

Real estate	540	1,464	123	202	181

Lease financing	679	532	476	206	88

Total	18,126	12,211	10,304	6,141	4,375

Net charge-offs	29,710	20,723	18,380	16,123	10,201

Acquisition adjustment	1,028	8,215	2,511	—	—

Provision for possible loan losses	37,430	40,921	23,518	19,332	21,058

Allowance for loan losses at end of year	$104,897	$96,149	$67,736	$60,087	$56,878

Average loans outstanding	$6,865,330	6,131,665	5,468,587	5,304,366	5,086,781

Ratio to average loans:

Net charge-offs	0.43%	0.34%	0.34%	0.30%	0.20%

Provision for possible loan losses	0.55%	0.67%	0.43%	0.36%	0.41%

Loans outstanding at end of year	$7,014,181	6,361,970	5,733,614	5,252,631	5,065,373

Allowance for possible loan losses:

As a percent of loans outstanding at end of year	1.50%	1.51%	1.18%	1.14%	1.12%

As a multiple of net charge-offs	3.53	4.64	3.69	3.73	5.58

Allocation of Allowance for Loan Losses

	As of		As of		As of		As of
	Year End 1999		Year End 1998		Year End 1997		Year End 1996

		% of		% of		% of		% of
		loans by		loans by		loans by		loans by
		category		category		category		category
		to total		to total		to total		to total
		loans		loans		loans		loans
	Amount	outstanding	Amount	outstanding	Amount	outstanding	Amount	outstanding

	Dollars in thousands

Commercial, financial, agricultural	$30,203	22%	35,770	20%	27,522	17%	15,962	15%

Installment	39,117	22%	32,691	21%	19,350	20%	24,434	19%

Loans secured by real estate	31,427	52%	25,945	56%	19,555	60%	18,236	63%

Lease financing	4,150	4%	1,743	3%	1,309	3%	1,455	3%

	$104,897	100%	96,149	100%	67,736	100%	60,087	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of
	Year End 1995

		% of
		loans by
		category
		to total
		loans
	Amount	outstanding

	Dollars in thousands

Commercial, financial, agricultural	14,570	12%

Installment	16,322	19%

Loans secured by real estate	24,694	66%

Lease financing	1,292	3%

	56,878	100%

Asset Quality

      Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

      The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts.

      The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

      The Corporation adopted Statement of Financial Accounting Standard No. 114,“Accounting by Creditors for Impairment of a Loan,” and Statement No. 118, an amendment of Statement No. 114, “Accounting by Creditors for Impairment of a loan — Income Recognition and Disclosures.” These statements provide guidance for determining the allowance for loan loses related to impaired loans and illustrate the required financial statement disclosures for impaired loans. Impaired loans are loans for which current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market price, or the fair value of the loans collateral.

Non-Performing Assets

      Non-performing assets consist of:

•	Non-accrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended,

	1999	1998	1997	1996	1995	1994

	(Dollars in thousands)

Impaired Loans:

Non-accrual	$20,159	10,883	12,129	9,782	7,852	10,517

Restructured	47	85	89	92	1,548	2,026

Total impaired loans	20,206	10,968	12,218	9,874	9,400	12,543

	Years Ended,

	1999	1998	1997	1996	1995	1994

	(Dollars in thousands)

Other Loans:

Non-accrual	1,905	8,456	10,210	7,104	7,765	9,186

Restructured	—	—	—	340	366	2,714

Total Other non-performing loans	1,905	8,456	10,210	7,444	8,131	11,900

Total non-performing loans	22,111	19,424	22,428	17,318	17,531	24,443

Other real estate owned (ORE)	3,173	3,789	2,296	829	1,989	10,958

Total non-performing assets	25,284	23,213	24,724	18,147	19,520	35,401

Loans past due 90 days or more accruing interest	$30,878	18,911	11,327	8,463	7,795	3,847

Total non-performing assets as a percent of total loans & ORE	0.36%	0.36%	0.43%	0.35%	0.39%	0.75%

      Under the Corporation’s credit policies and practices, all non-accrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans under Statement No.’s 114 and 118. Impaired loans as defined by Statements 114 and 118 exclude certain consumer loans, residential real estate loans, and leases classified as non-accrual. Consumer installment loans are charged off when they reach 120 days past due. Credit card loans are charged off when they reach 180 days past due. When any other loan becomes 90 days past due, it is placed on non-accrual status unless it is well secured and in the process of collection. Any losses are charged against the allowance for possible loan losses as soon as they are identified.

      Non-performing assets at year end were $25.3 million, $23.2 million at year-end 1998 and $24.7 million at year-end 1997. As a percentage of total loans outstanding plus ORE, non-performing assets were 0.36% at year-end 1999 and 1998 compared to 0 .43% in 1997 and 0.35% in 1996. The average balances of impaired loans for the years ended 1999 and 1998 were $15.6 million and $11.6 million, respectively.

      For the year ended 1999, impaired assets earned $572,000 in interest income. Had they not been impaired, they would have earned $1.9 million. For the same period, total non-performing loans earned $787,000 in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $3.5 million.

      In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $75.8 million at year-end 1999. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Deposits

      Average deposits for 1999 totaled $6.8 billion, an increase of 5.3% and 20.0% compared to 1998 and 1997 levels, respectively. Because the May 22, 1998 acquisition of CoBancorp was accounted for as a purchase transaction, average deposits for 1998 include deposits of CoBancorp for approximately seven months and 1997 average deposit balances do not include CoBancorp Inc. totals at all.

      Savings and certificates and other time deposits (“CD’s”) increased 12.0% and 8.8%, respectively. In addition to the impact of the CoBancorp acquisition, savings deposits rose primarily in money market type accounts.

      The average rate paid on all interest-bearing deposits compared to the prior year reflected the overall lower interest rate environment experienced during most of 1999. Specifically, interest bearing demand deposits yields decreased considerably to 0.72%; the average yield paid on savings and money market accounts declined 50 basis points to 2.25% and the average yield paid on CDs dropped 30 basis points to 5.17%.

      Total demand deposits comprised 25.3% of average deposits in 1999 compared with 28.4% last year and 25.9% in 1997. Savings accounts, including money market products, made up 26.3% of average deposits in 1999 compared to 24.8% in 1998 and 27.0% in 1997. CDs accounted for 48.3% of average deposits in 1999, 46.8% in 1998 and 47.1% in 1997. The most notable shift was increased savings and money market balances, due to a broader product offering and higher rates paid on money market accounts; and higher average CD balances partially due to CD “specials” with higher rates offered at different times throughout 1999. These specials were used at various times to decrease reliance on wholesale borrowings when deemed appropriate.

      The average cost of deposits and other borrowings was down 39 basis points compared to one year ago, or 4.06% in 1999 compared to 4.45% last year.

	Years Ended,

	1999		1998		1997

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)

Demand deposits- non-interest bearing	$1,055,306	—	1,083,354	—	773,285	—

Demand deposits- interest bearing	667,469	0.72%	752,096	1.76%	693,277	1.81%

Savings deposits	1,791,390	2.25%	1,600,122	2.75%	1,531,623	2.65%

Certificates and other time deposits	3,284,516	5.17%	3,019,637	5.47%	2,669,162	5.47%

	$6,798,681		6,455,209		5,667,347

      The following table summarizes the certificates and other time deposits in amounts of $100 or more as of year-end 1999, by time remaining until maturity.

Amount

Maturing in:

Under 3 months	$504,774

3 to 6 months	159,082

6 to 12 months	218,649

Over 12 months	119,990

$1,002,495

Interest Rate Sensitivity

      Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies to trends within the financial markets and within the industry.

      The analysis presented below divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion which it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by a moderate amount. The Corporation uses the GAP analysis and other tools to monitor rate risk.

      Focusing on estimated repricing activity within 90 days subsequent to year end, the Corporation was in a liability-sensitive position as illustrated in the following table:

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

	(Dollars in thousands)

Interest Earning Assets:

Loans and leases	$1,512,786	147,579	178,888	405,488	827,883	3,987,562	7,060,186

Investment securities	105,835	34,923	152,058	81,436	167,232	1,852,550	2,394,034

Federal funds sold	25,100		—	—	—	—	25,100

Total Interest Earning Assets	$1,643,721	182,502	330,946	486,924	995,115	5,840,112	9,479,320

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

	(Dollars in thousands)

Interest-Bearing Liabilities:

Demand - Interest bearing	$26,479	33,098	33,098	—	—	569,286	661,961

Savings	104,924	111,767	111,767	—	—	1,359,525	1,687,983

Certificates and other time deposits	538,409	299,117	260,014	531,362	1,253,513	611,253	3,493,668

Securities sold under agreement to repurchase and other borrowings	1,515,695	284,078	183,598	154,935	31,151	111,786	2,281,243

Total Interest Bearing Liabilities	$2,185,507	728,060	588,477	688,297	1,284,664	2,651,850	8,124,855

Total GAP	$(541,786)	(545,558)	(257,531)	(199,373)	(289,549)	3,188,262	1,354,465

Cumulative GAP	$(541,786)	(1,087,344)	(1,344,875)	(1,544,248)	(1,833,797)	1,354,465

Market Risk

      FirstMerit is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee of the FirstMerit Bank Board of Directors (ALCO) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation’s operations. ALCO monitors FirstMerit’s interest rates and sets limits on allowable risk annually.

      Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. FirstMerit’s market risk is composed primarily of interest rate risk. Interest rate risk on FirstMerit’s balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity gap mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of FirstMerit’s retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for FirstMerit. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

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

      Presented below, as of December 31, 1999, is an analysis of FirstMerit’s interest rate risk for earnings simulation for instantaneous and sustained parallel shifts in the yield curve up and down 200 basis points.

	Next 12 Months
	Net Interest Income

	$ Change	% Change

+200	(24,935)	-6.12%

+100	(11,405)	-2.80%

-100	11,706	2.87%

-200	21,465	5.26%

Capital Resources

      Shareholders’ equity at year-end 1999 totaled $833.6 million compared to $906.7 million at December 31, 1999, a decrease of 8.1%.

	1999		1998		1997

	(In thousands)

Total equity	$833,575	8.24%	906,656	10.04%	747,677	9.55%

Common equity	829,697	8.20%	897,357	9.94%	737,695	9.43%

Tangible common equity (a)	668,321	6.71%	724,247	8.18%	691,809	8.89%

Tier 1 capital (b)	734,492	8.81%	774,303	10.46%	688,693	11.84%

Total risk-based capital (c)	843,658	10.12%	949,229	12.82%	792,104	13.62%

Leverage (d)	734,492	7.47%	774,303	8.91%	688,693	8.84%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”) set capital guidelines for a financial institution to be considered “well-capitalized.” These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At year-end 1999, the Corporation’s risk-based capital equaled 10.12% of risk-adjusted assets, its Tier I capital ratio equaled 8.81% and its leverage ratio equaled 7.47%.

      During 1999, the Corporation’s Directors increased the quarterly cash dividend, marking the eighteenth consecutive year of annual increases since the Corporation’s formation in 1981. The cash dividend of $0.20 paid has an indicated annual rate of $0.80 per share. Over the past five years the dividend has increased at an annual rate of approximately 9.5%.

Liquidity

      The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unused wholesale sources of liquidity and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

      FirstMerit Bank maintains sufficient liquidity in the form of short-term marketable investments with a short-term maturity structure; Federal Home Loan Bank of Cincinnati borrowing capacity; a brokered certificate of deposit (CD) program; unused federal funds sold capacity and cash flow from loan repayment. In addition, the banking subsidiary is able to raise significant liquidity in the form of deposits raised through deposit gathering campaigns. From June 1999 through September 1999, in anticipation of rising interest rates, the Corporation raised approximately $480 million in two CD special promotions priced at approximately 6.00%.

      In July 1999, the banking subsidiary entered into agreements to issue short and medium-term senior notes and long-term subordinated notes. It is anticipated that the banking subsidiary will issue subordinated notes totaling approximately $150 million prior to March 31, 2000 to strengthen capital ratios and to provide an additional funding resource for loan demand. The maturity range on the subordinated notes is five years or longer and the aggregate principal amount outstanding at any one time may not exceed $1 billion. These notes will be offered only to institutional investors.

      Reliance on borrowed funds increased during the year as average earning assets rose more than average deposits. In short, strong loan growth required more dependence on borrowed funds. During the year, the Corporation sold, for liquidity purposes, approximately $176.0 million of fixed and adjustable rate residential real estate loans. The loan sales improved liquidity while restructuring the balance sheet to higher yielding assets.

      The liquidity needs of the Parent Company, primarily cash dividends, the stock repurchase programs and other corporate purposes, are met through cash, short-term investments, dividends from the FirstMerit Bank, and the revolving lines of credit. The lines of credit are repaid with earnings from the banking subsidiary.

      The two line of credit facilities have the following terms: (1) the total line of credit is $150 million; the amount outstanding at year-end 1999 was $130 million; the interest rate at year-end 1999 was 6.64%; and the interest rate structure is variable based on one-month LIBOR plus 45 basis points; and (2) the total line of credit is $30 million; the amount outstanding at year-end 1999 was $22 million; the interest rate at year-end 1999 was 6.08%; and the variable interest rate structure is based on one month LIBOR plus 25 basis points.

      Management is not aware of any trend or event, other than noted in this section or in other sections within this report, which would result in, or is reasonably likely to result in, a material increase or decrease in the Corporation’s liquidity.

Regulation and Supervision

      A strict uniform system of capital-based regulation of financial institutions became effective on December 19, 1992. Under this system, there are five different categories of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 1999, FirstMerit and its Subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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

Forward-Looking Statements — Safe Harbor Statement

      Information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within this report, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for FirstMerit services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

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

Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define an applicable year. Any of a company’s hardware, date-driven automated equipment, or computer programs that have date sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

      To ensure the Year 2000 issue was properly addressed significant resources were used. Consulting and contract programming resources supplemented internal staff and provided specialized expertise where necessary. FirstMerit used newly acquired software tools and enhanced procedures to assist in code remediation, testing, and controlling the numerous software changes. Staff throughout the organization reviewed testing results. Coordination with major business partners was also performed.

      The Corporation first contracted the services of an application development, outsourcing and integration services firm, to perform an enterprise wide business unit risk assessment of Year 2000 issues. By year-end 1997, the firm had completed the enterprise wide business unit risk assessment for the Corporation which included formal communications with all significant suppliers to determine the extent to which the Corporation is vulnerable to those third parties’ failure to address their own Year 2000 issues.

      During 1998, the Corporation contracted with a different outside consulting firm to provide an independent assessment of our Year 2000 efforts. Results were reported to the Corporation’s Board of Directors in November 1998. Management and the Board of Directors agreed with the findings and overall view that the project was on track. The issues identified by the independent consultants were already in the process of being addressed. Additionally, as a nationally chartered bank, the Corporation’s banking subsidiary falls under the regulatory guidelines published by the Federal Financial Institutions Examination Council (FFIEC). Periodic audits of the Corporation’s Year 2000 activities are performed by the Office of the Comptroller of the Currency (OCC) as well as the Federal Reserve Bank.

      As a sign of confidence regarding the Corporation’s Year 2000 efforts, the announcement was made in April 1999 that some branches would be open on January 1, 2000. FirstMerit was the first bank in any of our markets to make such an announcement. During 1999, the Corporation completed extensive Year 2000 testing, contingency planning and year-end preparation.

      The FFIEC considers five general Year 2000 phases: Awareness, Assessment, Renovation, Validation and Implementation. The five phases are explained as follows along with Corporation’s status at December 31, 1999:

      Awareness: The Awareness phase defines the Year 2000 problem, gains executive level support and establishes an overall strategy. The Corporation began working on the Year 2000 issue in 1996 with identification of major vendors and their compliance status. Executive Management was proactive in the management of the project and contracted with consultants to assist in performing the assessment and formulating a strategy. The awareness phase was expanded to include a widespread customer awareness program to help educate customers of the Year 2000 issue and allow monitoring of FirstMerit’s progress.

      Assessment: The Assessment phase defines the size and complexity of the problem and the magnitude of the effort needed to address Year 2000 issues. FirstMerit completed the assessment phase for all mainframe and microcomputer systems during the first quarter of 1998. FirstMerit has 82 mainframe applications of which 30 are considered “mission critical.” The majority of the applications are vendor packages. Significant microcomputer software and hardware upgrades for Year 2000 compliance were completed. The Assessment of non-information systems such as security systems, elevators, etc. was completed during the 1998 second quarter.

      Renovation: The purpose of the Renovation phase is to ensure all date routines have been corrected to properly address Year 2000 dates. During 1999 the Corporation completed 100% of the renovation for all “in-house” applications (both “mission critical” and non “mission-critical”). Installation of vendor supplied upgrades were also completed during 1999 for the other “mission critical” and non “mission-critical” applications.

      Validation: The Validation phase consists of various types of testing and retesting. FirstMerit performed extensive testing of both in-house and vendor written systems as well as the various connections to other systems (internal and external). Non-information system applications or functions such as vault operations and security systems were also tested. Testing guidelines were issued to ensure consistency and completeness throughout the organization. Integrated testing was completed to ensure the applications worked together. During 1999, major integrated tests occurred in March, May and October. For example, in excess of 100 applications were successfully tested on May 18-19, 1999. “Future dates” (i.e., the system’s ability to properly recognize dates involving the Year 2000 and beyond) were tested for both “mission critical” and non “mission-critical” systems.

      Implementation: During the Implementation phase, systems are certified as Year 2000 compliant and placed into production. FirstMerit placed systems, once renovated and validated, into production throughout the project.

      Another FFIEC area mentioned was contingency planning. FirstMerit enhanced current contingency plans throughout the organization with specific Year 2000-caused problem scenarios. Business areas reviewed departmental Year 2000 risks and incorporated changes to their contingency plans. This process was completed by June 30, 1999.

      FirstMerit successfully opened 43 branches on January 1, 2000. No significant Year 2000 issues have been identified as of the date of publication of this Annual Report. Efforts expended during the life of the project helped ensure a smooth transition into the 21st century.

      The Corporation’s total Year 2000 readiness project costs spent project life to date (including the estimated costs and time associated with the impact of a third party vendor’s Year 2000 issues) are based on presently available information. There can be no guarantees, however, that the systems and applications of other companies on which the Corporation’s systems and applications rely are completely Year 2000 trouble free, and therefore, will not have material adverse effect on the Corporation.

      The total operating costs of the Year 2000 readiness project are estimated at $6.1 million. The costs incurred to date have been funded through operating cash flows and have not had a material adverse effect on the Corporation’s results of operations. Included in the $6.1 million estimate of total project costs are capitalized amounts of approximately $1.0 million. During 2000, the Corporation expects to incur the last of the project costs (included in the $6.1 million estimate) of approximately $530,000, related mostly to project related incentives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 1999.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Year-ends,

	1999	1998

	(In thousands)

ASSETS

Investment securities (at market value)	$2,394,034	1,903,266

Federal funds sold and other interest-earning assets	25,100	6,739

Loans held for sale	46,005	36,475

Commercial loans	3,122,520	2,613,838

Mortgage loans	878,323	1,611,871

Installment loans	1,471,149	1,199,014

Home equity loans	408,343	377,358

Credit card loans	108,163	99,541

Manufactured housing loans	753,254	289,308

Leases	272,429	171,040

Total earning assets	9,479,320	8,308,450

Allowance for possible loan losses	(104,897)	(96,149)

Cash and due from banks	215,071	327,997

Premises and equipment, net	132,219	140,841

Accrued interest receivable and other assets	393,764	344,885

Total assets	$10,115,477	9,026,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,016,535	1,026,377

Demand-interest bearing	661,961	917,765

Savings	1,687,983	1,810,340

Certificates and other time deposits	3,493,668	3,091,496

Total deposits	6,860,147	6,845,978

Securities sold under agreements to repurchase and other borrowings	2,281,243	1,123,204

Accrued taxes, expenses, and other liabilities	119,062	117,714

Total liabilities	9,260,452	8,086,896

Mandatorily redeemable preferred securities	21,450	32,472

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock, without par value: authorized 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares at December 31, 1999 and 700,000 shares at December 31, 1998; none outstanding

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares at December 31, 1999 and 500,000 shares at December 31, 1998; 163,534 and 403,232 shares outstanding at December 31, 1999 and December 31, 1998, respectively	3,878	9,299

Common stock, without par value: authorized 300,000,000 shares; issued 92,054,156 and 91,161,362 shares, respectively	127,937	122,387

Capital surplus	116,930	117,845

Accumulated other comprehensive income	(45,082)	5,858

Retained earnings	719,811	668,837

Treasury stock, at cost, 3,678,904 and 1,166,604 shares, respectively	(89,899)	(17,570)

Total shareholders’ equity	833,575	906,656

Total liabilities and shareholders’ equity	$10,115,477	9,026,024

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended

	1999	1998	1997

	(In thousands except per share data)

Interest income:

Interest and fees on loans	$571,497	532,066	479,249

Interest and dividends on investment securities:

Taxable	106,513	103,354	97,417

Exempt from federal income taxes	6,637	4,737	4,346

	113,150	108,091	101,763

Interest on federal funds sold	204	2,400	3,498

Total interest income	684,851	642,557	584,510

Interest expense:

Interest on deposits:

Demand-interest bearing	4,774	13,222	12,575

Savings	40,327	44,077	40,564

Certificates and other time deposits	169,783	165,198	146,097

Interest on securities sold under agreements to repurchase and other borrowings	85,981	63,879	59,211

Total interest expense	300,865	286,376	258,447

Net interest income	383,986	356,181	326,063

Provision for possible loan losses	37,430	40,921	23,518

Net interest income after provision for possible loan losses	346,556	315,260	302,545

Other income:

Trust department	18,708	16,147	13,442

Service charges on deposits	42,659	39,883	33,279

Credit card fees	26,752	20,064	14,355

Service fees — other	14,223	10,493	7,337

Investment securities gains, net	8,527	6,785	3,114

Manufactured housing income	8,412	7,630	14,684

Loan sales and servicing	9,035	16,900	11,177

Other operating income	26,394	22,246	16,706

Total other income	154,710	140,148	114,094

Other expenses:

Salaries, wages, pension and employee benefits	138,862	143,865	117,093

Net occupancy expense	20,178	23,002	22,592

Equipment expense	19,198	15,882	12,717

Loss on sale of subsidiary	—	8,410	—

Intangible amortization expense	10,989	8,926	3,771

Other operating expenses	127,279	144,944	89,692

Total other expenses	316,506	345,029	245,865

Income before taxes and extraordinary item	184,760	110,379	170,774

Federal income taxes	59,043	37,862	56,066

Income before extraordinary item	125,717	72,517	114,708

Extraordinary item, extinguishment of debt — (net of taxes of $3,148)	(5,847)	—	—

Net income	$119,870	72,517	114,708

Other comprehensive income (loss), net of tax Unrealized gains (losses) on available-for-sale securities:

Unrealized holding gains (losses), net of tax, arising during period	(56,483)	5,828	10,492

Less: reclassification adjustment for gains (losses) realized in net income, net of tax	(5,543)	4,573	2,493

Net unrealized gains (losses), net of tax	(50,940)	1,255	7,999

Comprehensive income	$68,930	73,772	122,707

Net income applicable to common shares	$119,563	71,826	113,124

Weighted average number of common shares outstanding — basic	90,320	86,377	81,352

Weighted average number of common shares outstanding — diluted	91,523	87,984	87,297

Per share data based on average number of shares outstanding:

Basic net income per share	$1.32	0.83	1.39

Diluted net income per share	$1.31	0.82	1.32

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended 1999, 1998 and 1997

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

	(In thousands except per share data)

Balance at Year Ended 1996	$22,693	114,149	64,462	(3,396)	582,519	(68,944)	711,483

Net income	—	—	—	—	114,708	—	114,708

Cash dividends — common stock ($0.61 per share)	—	—	—	—	(44,136)	—	(44,136)

Stock options exercised/debentures or preferred stock converted	(12,776)	4,182	11,738	—	(1,428)	1,616	3,332

Shares issued — acquisition	—	549	4,911	—	1,499	—	6,959

Treasury shares purchased	—	—	—	—	—	(51,147)	(51,147)

Stock dividends	—	1,013	(1,013)	—	(5)	(722)	(727)

Market adjustment investment securities, net of tax	—	—	—	7,999	—	—	7,999

Other	—	—	199	—	(1,250)	257	(794)

Balance at Year Ended 1997	9,917	119,893	80,297	4,603	651,907	(118,940)	747,677

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share)	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Stock options exercised/debentures or preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	—

Market adjustment investment securities, net of tax	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at Year Ended 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income	—	—	—	—	119,870	—	119,870

Cash dividends — common stock ($0.76 per share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—	—	—	—	(305)	—	(305)

Stock options exercised/debentures or preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities, net of tax	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	36	788	778

Balance at year-end 1999	$3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended,

	1999	1998	1997

	(In thousands)

Operating Activities

Net income	$119,870	72,517	114,708

Adjustments to reconcile net income to net cash provided by operating activities:

Loss on sale of subsidiary	—	8,410	—

Provision for loan losses	37,430	40,921	23,518

Provision for depreciation and amortization	18,729	19,714	17,407

Amortization of investment securities premiums, net	2,196	1,413	2,908

Amortization of income for lease financing	(13,679)	(11,360)	(13,436)

Gains on sales of investment securities, net	(8,527)	(6,785)	(3,114)

Deferred federal income taxes	(17,993)	(12,355)	(293)

(Increase) decrease in interest receivable	(18,073)	(5,051)	504

Increase in interest payable	21,084	1,451	1,395

Amortization of values ascribed to acquired intangibles	10,989	8,926	3,771

Other decreases	(14,970)	(41,479)	(137,790)

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,056	76,322	9,578

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	723,164	687,720	309,451

Available-for-sale — maturities	498,213	589,722	341,138

Purchases of investment securities available-for-sale	(1,784,544)	(1,616,554)	(600,921)

Net (increase) decrease in federal funds sold	(18,361)	37,552	(25,845)

Net (increase) in loans and leases, except sales	(676,744)	(1,224,699)	(719,902)

Sales of loans	—	518,951	323,192

Purchases of premises and equipment	(22,321)	(32,240)	(20,970)

Sales of premises and equipment	12,214	3,359	5,542

Payment for purchase of CoBancorp, Inc., net of cash acquired	—	(50,000)	—

NET CASH USED BY INVESTING ACTIVITIES	(1,268,379)	(1,086,189)	(388,315)

Financing Activities

Net increase (decrease) in demand, NOW and savings deposits	(388,003)	609,441	96,274

Net increase in time deposits	402,172	216,273	334,395

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	1,158,039	171,708	(2,800)

Proceeds from mandatorily redeemable preferred securities	—	50,000	—

Repayment of mandatorily redeemable preferred securities	(11,022)	—	—

Cash dividends	(68,932)	(50,525)	(44,136)

Purchase of treasury shares	(85,666)	(25,703)	(51,869)

Treasury shares reissued — acquisition	—	115,205	—

Treasury shares reissued — public offering	—	27,324	—

Proceeds from exercise of stock options	11,809	13,003	3,332

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,018,397	1,126,726	335,196

Increase (decrease) in cash and cash equivalents	(112,926)	116,859	(43,541)

Cash and cash equivalents at beginning of year	327,997	211,138	254,679

Cash and cash equivalents at end of year	$215,071	327,997	211,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest, net of amounts capitalized	$156,626	202,374	183,567

Income taxes	$48,315	60,454	54,317

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Year-ends and for the years ended 1999, 1998 and 1997 (Dollars in thousands)

1.  Summary of Significant Accounting Policies

      The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies.

(a)	Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the Parent Company) and its subsidiaries: FirstMerit Bank, N.A., Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FirstMerit Capital Trust I and SF Development Corp.

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

Debt and equity securities are classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

The Corporation’s investment portfolio is designated as available-for-sale. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk.

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

Impaired loans are loans for which, based on current information or events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market price, or the fair value of the loan collateral.

(g)	Interest and Fees on Loans

Interest income on loans is generally accrued on the principal balances of loans outstanding using the “simple-interest” method. Loan origination fees and direct origination costs are deferred and amortized,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

generally over the estimated life of the related loans using a level yield method. Interest is not accrued on loans for which circumstances indicate collection is questionable.

(h)	Provision for Possible Loan Losses

The provision for possible loan losses charged to operating expenses is determined based on Management’s evaluation of the loan portfolios and the adequacy of the allowance for possible loan losses under current economic conditions and such other factors which, in Management’s judgement, deserve current recognition.

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

(j)	Mortgage Servicing Activities

Servicing rights, which are acquired through purchase or originated and retained after the underlying mortgage loans are transferred through sale or securitization, are separately recognized in other assets. Mortgage servicing assets are amortized into service charges and commissions in proportion to, and over the period of, the estimated net servicing income on the underlying mortgage loans or securities. Mortgage servicing assets are stratified by both product type and interest rate range for purposes of evaluating and measuring impairment based on their fair value. Any impairment resulting from declines in fair value are deducted from loan sales and servicing income.

(k)	Federal Income Taxes

The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date.

(l)	Value Ascribed to Acquired Intangibles

The value ascribed to acquired intangibles, including core deposit premiums, results from the excess of cost over fair value of net assets acquired in acquisitions of financial institutions. Such values are being amortized over periods ranging from 4.5 to 25 years, which represent the estimated remaining lives of the long-term assets acquired. Amortization is generally computed on a straight-line basis based on the expected reduction in the carrying value of such acquired assets. If no significant amount of long-term interest bearing assets is acquired, such value is amortized over the estimated life of the acquired deposit base, with amortization periods ranging from 10 to 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basic earnings per share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements are computed assuming dilution unless otherwise indicated.

(o)	Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(p)	Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of SFAS No. 133.” SFAS 137 delays the implementation of SFAS 133. As a result, the Corporation will implement SFAS 133 in the first quarter 2001 and does not anticipate that the adoption of SFAS 133 will have a material effect on its earnings or financial position.

2.  Acquisitions and Merger-Related Expenses

      On May 22, 1998, the Corporation completed the acquisition of CoBancorp, Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $643.9 million. CoBancorp, (“CoBancorp”) was merged with and into the Corporation and accounted for under “purchase” accounting requirements. At the time of the merger, the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.897 million shares of its common stock (valued at $29.375/share), paid approximately $50.0 million in cash, and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $138.3 million that is being amortized primarily over 25 years.

      On September 14, 1998, FirstMerit closed a secondary underwritten public offering of 1.38 million common shares of FirstMerit Corporation. The reissuance of these shares was necessary to allow the Corporation to treat the Security First merger as a pooling-of-interests.

      On October 23, 1998, the Corporation completed the acquisition of Security First Corp., a $771.1 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First Corp. included Security Federal Savings and Loan Association of Cleveland and First Federal Savings Bank of Kent. These subsidiaries were merged with and into FirstMerit Bank, N. A. Under terms of the merger agreement, Security First Corp. was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each common share of Security First, Corp. At the time of the merger, the “pooling-of-interests” transaction was valued at $22.58 per share or approximately $199 million. The accompanying consolidated financial statements for all periods presented have been restated to account for the acquisition. The information presented for 1997 and prior periods coincides with the fiscal year-ends of each entity, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

were December 31 for FirstMerit and March 31 for Security First. For example, information as of year-end 1997 combines FirstMerit’s balances at December 31, 1997 with Security First’s balances at March 31, 1998. As a result of this difference in fiscal year ends, the Corporation made an adjustment to shareholders’ equity of $1.8 million which represents Security First’s net income and cash dividends paid for the three months ended March 31, 1998.

      In conjunction with the Security First acquisition, the Corporation incurred merger-related expenses of approximately $17.2 million, before taxes. The components of the costs are as follows: severance and employee-related expenses of $1.7 million, occupancy and equipment charges of $2.0 million, conversion and contract termination costs of $1.5 million, professional services and other costs of $4.7 million, a conforming adjustment to the provision for possible loan losses of $7.3 million. On an after tax basis, the merger-related expenses totaled approximately $12.8 million, or $0.18 per diluted share. The Other Expenses section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provides additional details. Some minor reclassification of merger costs from those just described have taken place and are displayed in the Other Expenses section. Additionally, during the 1999 third quarter, based on then current information, estimated liabilities associated with loan conversion expenses were reduced by $0.4 million. This amount was taken into third quarter income but had no effect on core earnings as the increase in reported income was offset by a reduction of the same amount in merger-related expenses. As of December 31, 1999, the remaining liabilities associated with these costs were approximately $1.4 million. As shown in the following table, the majority of the remaining balance, classified as other operating expenses, and relates to final resolution on the sale of duplicate facilities.

	Estimated
	Liability	Liability at	Liability at	Liability at	Liability at	Liability at
Description of Costs	at Acquisition	12/31/98	3/31/99	6/30/99	9/30/99	12/31/99

Salary, wages & benefits	$1,689	50	42	42	42	11

Occupancy and equipment expense	552	511	482	475	206	40

Loan conversion expense	1,516	1,031	844	776	155	154

Professional services	4,450	1,467	—	—	—	—

Other operating expenses	1,576	1,196	1,417	1,390	1,101	1,148

Total Other Expenses	9,783	4,255	2,785	2,683	1,504	1,353

Reduction of other operating income	89	—	—	—	—	—

Provision for loan losses conforming entry	7,300	—	—	—	—	—

Totals	$17,172	4,255	2,785	2,683	1,504	1,353

      On February 12, 1999, the Corporation completed the acquisition of Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio (“Signal”). Principal subsidiaries of Signal included Signal Bank, N. A., Summit Bank, N. A., First Federal Savings Bank of New Castle (Pennsylvania), and Mobile Consultants, Inc. Under terms of the agreement, the fixed exchange ratio was 1.32 shares of FirstMerit common stock for each share of Signal common stock and one share of FirstMerit preferred stock for each share of Signal preferred stock. Based on the closing price of $25.00 per share on February 12, 1999, the value of the transaction was approximately $436.0 million. The transaction was accounted for as a pooling-of-interests.

      In conjunction with this merger, the Corporation incurred pre-tax costs of $52.8 million during 1999. The components of the merger-related costs and the conforming accounting adjustments were as follows: $7.8 million severance and employee related benefits; $7.0 million conversion and contract termination costs; $8.9 million in professional services fees; $9.9 million of other operating costs; a conforming accounting entry to the provision for possible loan losses of $10.2 million, and an extraordinary charge of $9.0 million related to early extinguishment of debt. The after-tax effect of the merger-related and conforming expenses totaled approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

$38.1 million, or $0.42 per diluted share. As of December 31, 1999, the unpaid liabilities associated with these costs, as shown in the following table, totaled approximately $1.1 million, most of which is classified as other operating expenses and relates to resolution of duplicate facilities.

	Estimated
	Liability	Liability at	Liability at	Liability at	Liability at
Description of Costs	at Acquisition	3/31/99	6/30/99	9/30/99	12/31/99

Salary, wages & benefits	$7,736	1,555	—	—	—

Loan conversion expense	7,016	1,663	1,126	637	12

Professional services	8,856	295	—	—	—

Other operating expenses	10,014	6,483	5,857	3,701	1,120

Total Other Expenses	33,622	9,996	6,983	4,338	1,132

Reduction of other operating income	—	—	—	—	—

Provision for loan losses conforming entry	10,200	—	—	—	—

Totals	$43,822	9,996	6,983	4,338	1,132

3.  Investment Securities

      Investment securities are composed of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Year-End 1999

Available for sale:

U.S. Treasury securities and U.S. Government agency obligations	$819,690	96	20,208	799,578

Obligations of state and political subdivisions	120,000	437	1,376	119,061

Mortgage-backed securities	1,197,898	661	38,343	1,160,216

Other securities	326,181	687	11,689	315,179

	$2,463,769	1,881	71,616	2,394,034

Year-End 1998

Available for sale:

U.S. Treasury securities and U.S. Government agency obligations	$692,242	3,981	2,284	693,939

Obligations of state and political subdivisions	137,129	3,048	—	140,177

Mortgage-backed securities	743,753	5,019	417	748,355

Other securities	321,147	2,308	2,660	320,795

	$1,894,271	14,356	5,361	1,903,266

      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Amortized	Market
	Cost	Value

Due in one year or less	$58,914	58,781

Due after one year through five years	577,263	562,644

Due after five years through ten years	382,331	376,041

Due after ten years	1,445,261	1,396,568

	$2,463,769	2,394,034

      Proceeds from sales of investment securities during the years 1999, 1998 and 1997 were $723,164 and $687,720 and $309,451, respectively. Gross gains of $10,032, $8,513 and $3,771 and gross losses of $1,505, $1,728 and $657 were realized on these sales, respectively.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $1,739,657 and $1,180,126 at December 31, 1999 and December 31, 1998, respectively.

4. Loans

      Loans consist of the following:

	Year Ends,

	1999	1998	1997

Commercial, financial and agricultural	$1,563,142	1,308,127	952,507

Loans to individuals, net of unearned income	1,506,334	1,334,138	1,157,940

Loans secured by real estate	3,672,275	3,548,807	3,437,303

Lease financing	272,430	170,898	185,864

	$7,014,181	6,361,970	5,733,614

      The Corporation grants loans principally to customers located within the state of Ohio.

      Information with respect to impaired loans is as follows:

	Year Ends,

	1999	1998	1997

Period-end balances	$20,206	10,968	12,218

Related allowance for loan losses	5,673	3,735	4,457

Interest recognized	787	427	460

      Earned interest on impaired loans is recognized as income is collected.

      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

analysis of loan activity with related parties for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

	1999	1998	1997

Aggregate amount at beginning of year	$26,082	$35,306	$41,702

Additions (deductions):

New loans	35,193	20,650	9,124

Repayments	(13,571)	(16,472)	(16,944)

Changes in directors and their affiliations	(3,183)	(13,402)	1,424

Aggregate amount at end of year	$44,521	$26,082	$35,306

5.  Allowance for Possible Loan Losses

      Transactions in the allowance for possible loan losses are summarized as follows:

	Years Ended,

	1999	1998	1997

Balance at beginning of year	$96,149	$67,736	$60,087

Additions (deductions):

Acquisition adjustment/other	1,028	8,215	2,511

Provision for loan losses	37,430	40,921	23,518

Loans charged off	(47,836)	(32,934)	(28,684)

Recoveries on loans previously charged off	18,126	12,211	10,304

Balance at end of year	$104,897	$96,149	$67,736

6.  Manufactured Housing Income

      The Corporation, through its subsidiary Mobile Consultants, Inc. (“MCi”), has sold certain manufactured housing finance contracts (“MHF contracts”) to various financial institutions while retaining the collection and recovery aspect of servicing. The amount of MHF contracts serviced as just described totaled $374.5 million, $396.2 million and $430.1 million at December 31, 1999, 1998 and 1997, respectively. At the time MCi sells an MHF contract to an unaffiliated financial institution, approximately one-third of the fee collected is recorded as a “manufactured housing brokerage fee” and the remaining two-thirds of the fee is deposited into escrow accounts and available to offset potential prepayment or credit losses (“MCi reserves”). The undiscounted balance of the MCi reserves was $25.1 million, $34.7 million and $46.4 million as of December 31, 1999, 1998 and 1997, respectively. During 1999, approximately 575 MHF contracts totaling $19.7 million were sold generating $1.3 million in manufactured housing brokerage fees. In addition, 1,425 land home loans were sold in 1999 generating $2.4 million in manufactured housing brokerage fees.

      The Corporation’s subsidiary, FirstMerit Bank, N.A., purchases MHF contracts from MCi, a portion of which are packaged in asset-backed securitizations (“ABS pools”) and sold to investors. Sales and securitizations of MHF contracts totaled $100.0 million in 1998 and $150.0 million in 1997. There were no sales and securitizations of MHF contracts during 1999.

      At the time of sale, the Corporation records an asset, “retained interest in securitized assets,” representing the discounted future cash flows to be received by the Corporation for (1) servicing income from the ABS pool, (2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as “over-collateralization” and, (3) excess interest spread. Excess interest spread represents the difference between interest collected from the MHF contract borrowers and interest paid to investors in the ABS pool.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      Future credit losses are estimated using historical experience of originated manufactured housing loans. The historical data used provides credit loss experience throughout a loan’s term or lifecycle. As a result, this vintage, or static pool, analysis reflects increasing losses in earlier years as the portfolio seasons and declining losses in later years. Prepayment assumptions used to project future cash flows are based on historical experience and industry-wide trends.

      Cash flows from the ABS pools are subject to volatility that could materially affect operating results. Prepayments resulting from increased competition, borrower mobility, general and regional economic conditions, prevailing interest rates, as well as actual losses incurred, may vary from the performance the Corporation expects. Management reviews the cash flows and actual performance of the ABS pools on a quarterly basis. The aggregate amount of ABS pools serviced by the Corporation totaled $222.1 million and $255.8 million at December 31, 1999 and 1998 respectively, and such amounts are not included in the accompanying Consolidated Financial Statements.

      The Corporation classifies the retained interest in securitized assets in the Consolidated Balance Sheet as securities available for sale. Total retained interest in securitized assets was approximately $26.0 million at year-ends 1999 and 1998.

	1999	1998	1997

Gain on sale of ABS pools	$—	2,650	5,734

Manufactured housing brokerage fees	3,747	2,464	3,151

Servicing income on brokered MHF contracts	3,236	1,666	4,400

Servicing income on ABS pools	1,429	850	1,399

Total manufactured housing income	$8,412	7,630	14,684

7.  Mortgage Servicing Rights and Mortgage Servicing

      The Corporation allocates a portion of total costs of the loans originated or purchased that it intends to sell to servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized over the average life of the loans using the net cash flow method.

      The components of mortgage servicing rights are as follows:

	1999	1998	1997

Balance at beginning of year, net	$11,265	6,669	3,899

Additions	3,964	7,259	3,943

Scheduled amortization	(2,213)	(2,495)	(1,173)

Less: allowance for impairment	(87)	(168)	—

Balance at end of year, net	$12,929	11,265	6,669

      In 1999, 1998 and 1997, the Corporation’s income before federal income taxes was increased by approximately $1.7 million, $4.6 million and $2.7 million, respectively, as a result of compliance with the accounting Statements mentioned previously.

      The Corporation assesses its capitalized servicing rights for impairment based on their current fair value and disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At year-ends 1999 and 1998, the Corporation serviced for others approximately $2.5 billion and $1.8 billion, respectively. The following table provides servicing information for the year-ends indicated:

	1999	1998	1997

Balance, beginning of year	$1,802,899	$1,455,285	$1,327,357

Additions:

Loans originated and sold to investors	104,019	377,517	221,715

Existing loans sold to investors	687,949	186,034	100,670

Existing loans from acquisitions		66,868

Reductions:

Sale of servicing rights	—	—	—

Loans sold servicing released	(3,130)	(4,842)	(5,311)

Regular amortization, prepayments and foreclosures	(97,614)	(277,963)	(189,146)

Balance, end of year	$2,494,123	$1,802,899	$1,455,285

8.  Restrictions on Cash and Dividends

      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $28,724 during 1999. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 1999, cash and due from banks included $6,565 deposited with the Federal Reserve Bank and other banks for these reasons.

      Dividends paid by the Subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the Subsidiaries in 1999 are restricted by the regulatory agencies principally to the total of 1999 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

9.  Premises and Equipment

      The components of premises and equipment are as follows:

	Year-ends,		Estimated
			useful
	1999	1998	lives

Land	$18,067	$19,096	—

Buildings	107,636	112,537	10-35 yrs

Equipment	99,957	93,413	3-15 yrs

Leasehold improvements	18,590	18,486	1-20 yrs

	244,250	243,532

Less accumulated depreciation and amortization	112,031	102,691

	$132,219	$140,841

      Amounts included in other expenses for depreciation and amortization aggregated $15,774, $16,790 and $14,302 for the years ended 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At December 31, 1999, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years ending	Lease
December 31,	commitments

2000	$7,605

2001	6,534

2002	5,754

2003	4,333

2004	3,707

2005-2024	18,365

$46,298

      Rentals paid under noncancelable operating leases amounted to $9,859, $8,426, and $8,446 in 1999, 1998 and 1997, respectively.

10.  Certificates and Other Time Deposits

      The aggregate amounts of certificates and other time deposits of $100 and over at year end 1999 and 1998 were $1,002,495 and $804,806, respectively. Interest expense on these certificates and time deposits amounted to $31,873 in 1999, $54,355 in 1998, and $32,528 in 1997.

11.	Securities Sold Under Agreements to Repurchase and Other Borrowings

      In total, the average balance of securities sold under agreements to repurchase and other borrowings for the years ended 1999, 1998 and 1997 amounted to $1,666,025, $1,063,848 and $1,055,938, respectively. In 1999, the weighted average annual interest rate amounted to 5.16%, compared to 6.00% in 1998 and 5.61% in 1997. The maximum amount of these borrowings at any month end totaled $2,281,243 during 1999, $1,179,734 in 1998 and $1,196,824 during 1997.

      The debt components and their respective terms are as follows.

      At year-ends 1999, 1998 and 1997, securities sold under agreements to repurchase totaled $1,473,774, $489,373, and $473,647, respectively. The average annual interest rate for these instruments was 4.79%, compared to 4.78% in 1998 and 4.91% in 1997.

      At year-ends 1999, 1998, and 1997, the Corporation had $646,322, $586,117 and $386,425, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The advance balances outstanding at year-end 1999 included: $343,683 with maturities within one year, $135,116 with maturities from one to five years and $167,523 with maturities over five years. The FHLB advances have interest rates that range from 4.24% to 8.10%.

      At year-end 1999, the Corporation had outstanding balances on lines of credit with two financial institutions totaling $22,000 and $130,000, respectively. As of year-end 1999, the unused portions of these lines totaled $8,000 and $20,000, respectively. The interest rates on these lines were 6.08% and 6.64%, respectively. At year-end 1998, the outstanding balances on these lines were $23,000 and $10,000 with corresponding interest rates of 6.00% and 5.93%, respectively. The interest rates on these lines of credit are variable and approximate one-month LIBOR plus 25 basis points and one-month LIBOR plus 45 basis points, respectively. The lines of credit discussed previously have a financial requirement whereby the Corporation must maintain a risk-based capital level commensurate with that of a well capitalized institution. The Corporation was in compliance with these requirements as of December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At year-ends 1999, 1998 and 1997, the Corporation had $6,061, $6,541 and $47,340 respectively of convertible subordinated debentures outstanding. The first of two sets of convertible bonds totaled $1,061 at year-end 1999, consists of 15 year, 6.25% debentures issued in a public offering in 1993 by Security First. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of bonds totaled $5,000 at year-end 1999, carry an interest rate of 9.125%, were issued by Signal, and are due in 2004.

      At year-ends 1999, 1998 and 1997, other borrowings totaled $3,086, $8,173 and $28,418, respectively. These borrowings carry interest rates ranging from 4.96% through 12.00%.

      Residential mortgage loans totaling $1.1 billion, $437 million and $580 million at year-ends 1999, 1998 and 1997, respectively, were pledged to secure FHLB advances. FANNIE MAE (“FNMA”) Preferred Stock of approximately $19.5 million and preferred stock of another financial institution totaling $14.5 million were pledged against the line of credit outstanding of $22.0 million at year-end 1999. FNMA Preferred Stock of approximately $28.2 million and preferred stock of another financial institution totaling $4.3 million were pledged against the line of credit outstanding of $23.0 million at year-end 1998.

      Effective July 16, 1999, the Corporation entered into agreements to issue senior, medium or subordinated notes with maturities ranging from 30 days to 5 years or more. The aggregate principal amount outstanding at any one time may not be exceed $1.0 billion and these notes will be offered only to institutional investors. No amounts are outstanding under the terms of the these agreements at December 31, 1999.

12.  FirstMerit Capital Trust Securities

      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust, (“FirstMerit Trust”) was formed to (1) issue and sell $50.0 million of 8.67% Capital Securities, Series A, (“Series A Securities”) (2) to issue common securities, (3) to invest the proceeds in the 8.67% Junior Subordinated Deferrable Interest Debentures, Series A (“Debentures”) and (4) to engage in certain other limited activities. The Series A Securities were issued and sold to investors on February 10, 1998 in a private placement exempt from the Securities Act of 1933. In an exchange offer, FirstMerit Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which were registered with the Securities and Exchange Commission in June 1998. The Common Securities are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N. A.

      Distributions on the Capital Securities are guaranteed, are cumulative, and began accumulating on February 13, 1998. The distributions are payable semi-annually in arrears on February 15 and August 15 of each year, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. The interest payment schedule of the Debentures is identical of that to the Capital Securities, except that so long as the distributions of the Debentures are not in default, as defined in the governing indenture, deferment of the interest payment on the Debentures at any time and from time to time (for an extension period not exceeding ten consecutive semi-annual periods) is permitted. During any extension period, certain actions, including declaring or paying any dividends or distributions, or redeeming or purchasing any capital stock, is prohibited.

      Prior to December 31, 1998, the Corporation acquired approximately $17.5 million of the Series B Capital Securities in the open market. From January 1, 1999 through the consummation of the Signal merger on February 12, 1999, the Corporation acquired approximately $11.1 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open-market acquisitions have been appropriately eliminated in the Consolidated Financial Statements and the related Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

13.  Federal Income Taxes

      Federal income taxes are comprised of the following:

	Years ended,

	1999	1998	1997

Taxes currently payable	$73,888	$50,217	$56,359

Deferred expense (benefit)	(17,993)	(12,355)	(293)

	$55,895	$37,862	$56,066

      Actual Federal income tax expense differs from expected Federal income tax as shown in the following table:

	Years ended,

	1999	1998	1997

Statutory rate	35.0%	35.0%	35.0%

Increase (decrease) in rate due to:

Interest income on tax-exempt securities and tax-free loans, net	(1.3)%	(1.6)%	(1.3)%

State and local income taxes, net	—	0.1%	0.3%

Goodwill amortization	1.2%	1.0%	0.3%

Reduction to tax reserves	(3.3)%	(1.7)%	(0.8)%

Exercise of options at acquisition	—	(0.6)%	(0.1)%

Merger expenses	0.6%	1.2%	0.1%

Sale of subsidiary	—	1.4%	—

Bank owned life insurance	(0.6)%	—	—

Dividends received deduction	(0.3)%	—	—

Non-deductible meals and entertainment	0.2%	—	—

Other	0.3%	(0.5)%	(0.7)%

Effective tax rates	31.8%	34.3%	32.8%

      Principal components of the Corporation’s net deferred tax (liability) are summarized as follows:

	Year-ends,

	1999	1998

Deferred tax assets:

Allowance for credit losses	$32,530	$25,295

Loan fees and expenses	12,675	—

Employee benefits	5,908	5,352

Available for sale securities	24,406	—

Valuation reserves	6,069	1,791

Purchase accounting and acquisition adjustments	6,338	—

	87,926	32,438

Deferred tax liabilities:

Loan fees and expenses	—	(1,325)

Available for sale securities	—	(2,781)

Leased assets and depreciation	(37,404)	(30,956)

Mortgage banking and loan fees	(10,272)	(4,017)

Other	(6,621)	(4,910)

Total gross deferred tax liabilities	(54,297)	(43,989)

Total net deferred tax asset (liability)	$33,629	$(11,551)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

14. Benefit Plans

      The Corporation has a defined benefit pension plan covering substantially all of its employees. In general, benefits are based on years of service and the employee’s compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

      A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

      The Corporation also sponsors a benefit plan which presently provides postretirement medical and life insurance for retired employees. The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employee’s service periods. Prior to 1993, postretirement benefits were accounted for on a cash basis. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation). The Corporation reserves the right to terminate or amend the plan at any time.

      The following table sets forth the both plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Change in Benefit Obligation

Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$73,689	70,720	70,119	$27,901	27,864	30,888

Service Cost	4,099	3,546	3,379	992	855	958

Interest Cost	5,339	4,988	4,880	2,030	1,872	2,157

Plan amendments	2,626	1,060	684	—	—	—

Participant contributions	—	—	—	275	1,390	1,554

Actuarial (gain) loss	(1,705)	(2,735)	(2,113)	(2,293)	(2,330)	(5,953)

Benefits Paid	(4,448)	(3,890)	(6,229)	(1,467)	(1,750)	(1,740)

PBO/ APBO, end of year	79,600	73,689	70,720	27,438	27,901	27,864

Change in Plan Assets

Fair Value of Plan Assets, beginning of year	80,479	80,877	71,929	—	—	—

Actuarial return on plan assets	14,230	2,465	9,454	—	—	—

Asset transfer from CoBancorp	3,045	—	—	—	—	—

Participant contributions	—	—	—	275	360	186

Employer contributions	490	1,027	5,723	1,192	1,390	1,554

Benefits paid	(4,448)	(3,890)	(6,229)	(1,467)	(1,750)	(1,740)

Fair Value of Plan Assets, end of year	93,796	80,479	80,877	—	—	—

Funded Status	14,196	6,790	10,157	(27,438)	(27,901)	(27,864)

Unrecognized Transition (asset) obligation	(379)	(586)	(792)	10,667	11,488	12,308

Prior service costs	3,654	4,437	3,707	556	—	—

Cumulative net (gain) or loss	(15,627)	(7,137)	(8,450)	(2,527)	365	1,666

(Accrued) prepaid pension/ postretirement cost	$1,844	3,504	4,622	(18,742)	(16,048)	(13,890)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Pension Benefits			Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Amounts recognized in the Consolidated Balance Sheets consist of:

Prepaid benefit cost	$3,297	4,250	4,632	—	—	—

Accrued benefit liability	(6,185)	(6,362)	(4,218)	(18,742)	(16,048)	(13,890)

Intangible asset	4,277	4,940	3,556	—	—	—

Accumulated other comprehensive income	455	676	652	—	—	—

Net amount recognized	$1,844	3,504	4,622	(18,742)	(16,048)	(13,890)

	Pension Benefits			Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Weighted-average assumptions as of December 31

Discount Rate	7.75%	7.00%	7.50%	7.75%	7.00%	7.50%

Long-term rate of return on assets	9.25%	9.00%	9.00%	N/A	N/A	N/A

Rate of compensation increase	4.00%	4.00%	4.75%	—	—	—

Medical trend rates	—	—	—	5% to 7%	5% to 8%	5% to 9%

      For measurement purposes, a nine percent annual rate increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to six percent in 2002 and remain at that level hereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percent point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$369	$(318)

Effect on postretirement benefit obligation	2,931	(2,244)

	Pension Benefits			Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Components of Net Periodic Pension/ Postretirement Cost

Service Cost	$4,099	3,546	3,379	$992	855	958

Interest Cost	5,339	4,988	4,880	2,030	1,872	2,157

Expected return on assets	(7,208)	(6,537)	(6,275)	—	—	—

Amortization of unrecognized Transition (asset)	(207)	(207)	(207)	821	821	821

Prior service costs	364	331	287	43	—	—

Cumulative net (gain) loss	70	25	(56)	—	—	144

Net periodic pension/postretirement cost	$2,457	2,146	2,008	3,886	3,548	4,080

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straight-line basis.

      Accumulated Benefit Obligation for the Corporation’s pension plan were ($65,804), ($63,211) and ($55,386) for the periods ended December 31, 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The Corporation maintains a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested when the employee reaches five years of credited services. Total savings plan expenses were $2,780, $2,586 and $2,375 for 1999, 1998 and 1997, respectively. The former CoBancorp employees now working for the Corporation were merged into the 401(K) plan during 1998 and the former Security First employees working for the Corporation were merged into FirstMerit’s 401 (K) plan effective January 1, 1999.

15.	Stock Options

      The Corporation’s 1982, 1992, 1997 and 1999 Stock Plans (the “Plans”) provide incentive options to certain key employees (and to all full-time employees in the case of 1999 Stock Plan) for up to 4,200,000 common shares of the Corporation. In addition, these Plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

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

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Corporation continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and makes no charges against income with respect to options granted.

      However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 1999, 1998 and 1997 along with significant assumptions used in determining the fair value of the compensation amounts.

	1999	1998	1997

	(Dollars in thousands except per share data)

Pro forma amounts:

Net income	$114,717	65,131	112,981

Earnings per share (basic)	1.27	0.75	1.39

Earnings per share (diluted)	1.25	0.74	1.29

Assumptions:

Dividend yield	2.52	0.00%	3.50%

Expected volatility	24.11%-25.55%	24.94%	23.30%

Risk free interest rate	5.04%-6.42%	4.55%-5.61%	5.8%-6.8%

Expected lives	5 years	5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      A summary of stock option activity is as follows:

	Available		Range of Option	Average Option
SHARES	for Grant	Outstanding	Price per Share	Price per Share

Balance

Year-end 1996	582,109	2,920,231	$.00 - 16.97	$11.33

New shares reserved	2,200,000	—

Canceled	—	(47,639)	5.41 - 25.06	11.66

Exercised	—	(501,503)	5.44 - 15.44	9.22

Granted	(549,743)	943,833	.00 - 40.26	24.14

Balance

Year-end 1997	2,232,366	3,314,922	$.00 - 40.26	$15.22

Canceled	—	(85,797)	9.56 - 34.00	18.8

Exercised	—	(876,679)	6.31 - 21.63	17.84

Granted	(442,346)	856,826	.00 - 43.11	34.53

Balance

December 31, 1998	1,790,020	3,209,272	$0.00 - 43.11	$19.46

New shares reserved	4,000,000	—

Canceled	(146,575)	(196,702)	7.16 - 30.38	24.70

Exercised	—	(1,104,572)	4.43 - 27.04	14.91

Granted	(1,835,032)	1,835,032	25.69 - 28.63	26.38

Balance Year-end 1999	3,808,413	3,743,030	$0.00 - 43.11

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 1999 were:

RANGE OF EXERCISE PRICES	$0 - $9	$10 - $18	$19 - $26	$27 - $43

Options outstanding:

Outstanding as of December 31, 1999	85,343	985,874	1,878,620	793,193

Weighted-average remaining contractual life (in years)	4.14	5.89	8.69	8.68

Weighted-average exercise price	$8.01	$14.00	$25.06	$29.01

Options exerciseable:

Outstanding as of December 31, 1999	78,657	985,874	610,870	300,290

Weighted-average remaining contractual life (in years)	4.06	5.89	7.75	7.99

Weighted-average exercise price	$8.04	$14.00	$23.16	$30.44

      The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Shares available under the Employee Stock Purchase Plan are purchased at 85% of their fair market value on the business day immediately preceding the semi-annual grant-date. Of the 240,705 shares available under the Plan, there were 46,291, 45,802 and 26,770 shares issued in 1999, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

16. Parent Company

      (Parent Company only) is as follows:

	Year-ends,

CONDENSED BALANCE SHEETS	1999	1998

ASSETS

Cash and due from banks	$4,869	18,642

Investment securities	1,246	9,322

Loans to subsidiaries	131,750	126,336

Investment in subsidiaries, at equity in underlying value of their net assets	848,119	843,993

Net loans	640	15,375

Other assets	80,602	9,133

	$1,067,226	1,022,801

LIABILITIES AND SHAREHOLDERS’ EQUITY

Convertible subordinated debt	$41,561	42,041

Outstanding balances on lines of credit	130,000	10,000

Accrued and other liabilities	62,090	64,104

Shareholders’ equity	833,575	906,656

	$1,067,226	1,022,801

	Years ended,

CONDENSED STATEMENTS OF INCOME	1999	1998	1997

Income:

Cash dividends from subsidiaries	$62,000	60,000	101,200

Other income	5,740	8,526	68,000

	67,740	68,526	169,200

Interest and other expenses	11,839	19,203	69,943

Income before federal income tax benefit and equity in undistributed income of subsidiaries	55,901	49,323	99,257

Federal income tax (benefit)	(9,501)	(6,941)	(1,468)

	65,402	56,264	100,725

Equity in undistributed income of subsidiaries	54,468	16,253	13,983

Net income	$119,870	72,517	114,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended,

CONDENSED STATEMENTS OF CASH FLOWS	1999	1998	1997

Operating activities:

Net income	$119,870	72,517	114,708

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed income of subsidiaries	(54,468)	(16,253)	(14,220)

Other	(72,302)	(9,970)	7,772

Net cash provided (used) by operating activities	(6,900)	46,294	108,260

Investing activities:

Proceeds from maturities of investment securities	$9,588	3,378	10,982

Loans to subsidiaries	(5,414)	(3,000)	(4,211)

Payments for investments in and advances to subsidiaries	—	(209,672)	(48,145)

Net decrease in loans	13,734	16,131	2,346

Purchases of investment securities	(1,512)	(3,049)	(10,909)

Other	—	365	(468)

Net cash provided (used) by investing activities	16,396	(195,847)	(50,405)

Financing activities:

Net increase in securities sold under repurchase agreements and other borrowings	119,520	60,000	40,500

Cash dividends	(68,932)	(54,651)	(45,692)

Proceeds from exercise of stock options	11,809	15,087	4,323

Purchase of treasury shares	(85,666)	(25,703)	(54,329)

Purchase of preferred stock Treasury shares reissued — acquisition	—	115,205	—

Treasury shares reissued — public offering	—	27,324	—

Net cash provided (used) by financing activities	(23,269)	137,262	(55,198)

Net increase (decrease) in cash and cash equivalents	(13,773)	(12,291)	2,657

Cash and cash equivalents at beginning of year	18,642	30,933	28,276

Cash and cash equivalents at end of year	$4,869	18,642	30,933

17.  Segment Information

      The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation’s operations through its major line of business Supercommunity Banking. Parent Company, other Subsidiaries and Eliminations include activities that are not directly attributable to Super Community Banking. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States.

      The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies.” The Corporation evaluates performance based on profit or loss from operations before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table presents a summary of financial results and significant performance measures for the periods depicted.

	1999			1998

	Super-	Parent Co.		Super-	Parent Co.
	community	Other Subs		community	Other Subs
	Banking	Elims	Consolidated	Banking	Elims	Consolidated
(Dollars in thousands)
Summary of operations:

Net interest income	$386,891	(2,905)	383,986	$353,429	2,752	356,181

Provision for loan losses	36,429	1,001	37,430	40,859	62	40,921

Other income	154,003	707	154,710	138,585	1,551	140,136

Other expenses	314,211	2,295	316,506	341,691	3,338	345,029

Net income	115,989	3,881	119,870	68,713	3,804	72,517

Average balances:

Assets	9,513,827	(20,780)	9,493,047	7,788,204	732,371	8,520,575

Loans	6,859,513	5,817	6,865,330	6,106,860	24,805	6,131,665

Earning assets	8,842,908	(45,313)	8,797,595	7,861,819	30,267	7,892,086

Deposits	6,836,327	(37,646)	6,798,681	6,455,209	—	6,455,209

Shareholders’ equity	855,980	24,144	880,124	811,414	30,451	841,865

Performance ratios:

Return on average equity	18.00%		13.67%	8.47%		8.61%

Return on average assets	1.62%		1.26%	0.88%		0.85%

Efficiency ratio	50.28%		57.17%	68.09%		68.17%

	1997

	Super-	Parent Co.
	community	Other Subs
	Banking	Elims	Consolidated
(Dollars in thousands)
Summary of operations:

Net interest income	$321,763	4,300	326,063

Provision for loan losses	22,421	1,097	23,518

Other income	115,575	(1,481)	114,094

Other expenses	244,556	1,309	245,865

Net income	103,987	10,721	114,708

Average balances:

Assets	6,971,999	619,937	7,591,936

Loans	5,428,924	39,663	5,468,587

Earning assets	6,617,021	511,532	7,128,553

Deposits	5,667,347	—	5,667,347

Shareholders’ equity	645,552	76,852	722,404

Performance ratios:

Return on average equity	16.11%		15.88%

Return on average assets	1.49%		1.51%

Efficiency ratio	54.90%		54.99%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The table below presents estimated revenues from external customers, by product and service group for the periods depicted.

			Trust
	Retail	Commercial	Services	Total

1999

Interest and fees	$387,083	367,853	18,708	773,644

Service charges	45,102	11,780	—	56,882

Sales and servicing	9,035	—	—	9,035

Totals	$441,220	379,633	18,708	839,561

1998:

Interest and fees	$435,901	263,381	16,147	715,429

Service charges	41,878	8,498	—	50,376

Sales and servicing	16,900	—	—	16,900

Totals	$494,679	271,879	16,147	782,705

18.  Fair Value Disclosure of Financial Instruments

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

      The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

Investment securities — Fair values are based on quoted prices, or for certain fixed maturity securities not actively traded estimated values are obtained from independent pricing services.

Federal funds sold — The carrying amount is considered a reasonable estimate of fair value.

Net loans — Fair value for loans with interest rates that fluctuate as current rates change are generally valued at carrying amounts with an appropriate discount for any credit risk. Fair values of other types of loans are estimated by discounting the future cash flows using the current rates for which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash and due from banks — The carrying amount is considered a reasonable estimate of fair value.

Accrued interest receivable — The carrying amount is considered a reasonable estimate of fair value.

Deposits — For deposit liabilities with no defined maturities, the fair value disclosed is the amount payable on demand as of the dates presented. The fair values for fixed maturity certificates of deposit and other time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase and other borrowings -Fair values are estimated using rates currently available to the Corporation for similar types of borrowing transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Derivative financial instruments — The fair value of exchange-traded derivative financial instruments was based on quoted market prices or dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current credit-worthiness of the counterparties. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

Accrued interest payable — The carrying amount is considered a reasonable estimate of fair value.

Commitments to extend credit — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements, the creditworthiness of the counterparties, and the difference, if any, between current interest rates and the committed rates.

Standby letters of credit and financial guarantees written — Fair values are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations.

Loans sold with recourse — Fair value is estimated based on the present value of the estimated future liability in the event of default.

The estimated fair values of the Corporation’s financial instruments based on the assumptions described above are as follows:

	Year-ends

	1999		1998

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:

Investment securities	$2,394,034	2,394,034	1,894,271	1,903,266

Federal funds sold	25,100	25,100	31,739	31,739

Net loans & loans held for sale	6,956,689	6,862,138	6,310,096	6,342,269

Cash and due from banks	215,071	215,071	327,997	327,997

Accrued interest receivable	59,579	59,579	53,119	53,119

Financial liabilities:

Deposits	6,860,147	6,875,532	6,845,978	6,888,298

Securities sold under agreements to repurchase and other borrowings	2,281,243	2,279,912	1,123,204	1,132,734

Accrued interest payable	42,423	42,423	28,788	28,788

Derivative instruments	—	(2,547)	—	612

Unrecognized financial instruments:

Commitments to extend credit	—	—	—	—

Standby letters of credit and financial guarantees written	—	—	—	—

Loans sold with recourse	—	—	—	—

19.  Financial Instruments with Off-Balance-Sheet Risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Corporation uses the obligations as it does for on-balance-sheet instruments.

      Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

	Years ended,

	1999	1998

Commitments to extend credit	$2,163,197	2,270,082

Standby letters of credit and financial guarantees written	$154,688	122,747

Loans/securities sold with recourse	$336,304	382,849

Interest rate swaps	$46,450	75,000

Purchased options	$21,450	61,400

Futures contracts sold	$—	6,100

Forward contracts sold	$42,300	—

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $32.9 million and $27.6 million at December 31, 1999 and 1998, respectively, the remaining guarantees extend in varying amounts through 2012. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

      Derivative financial instruments include swaps, futures, forwards and option contracts, all of which derive their value from underlying interest rates, commodity values or equity instruments. For most contracts, notional amounts are used solely to determine cash flows to be exchanged. The notional or contract amounts associated with the derivative instruments are not recorded as assets or liabilities on the balance sheet and do not represent the potential for gain or loss associated with such transactions. During 1998 the Corporation entered into swap agreements to modify the interest sensitivity of certain liability portfolios. Specifically, the Corporation swapped $25 million fixed rate CDs to floating rate liabilities and swapped $50.0 million of fixed rate capital securities to floating rate liabilities. At the same time, the Corporation purchased a $50.0 million interest rate cap associated with the fixed rate capital securities. At December 31, 1999, the CD swap totaled $25.0 million, the same as last year-end. The fixed rate capital securities swap and the interest rate cap were both reduced from $50.0 million at December 31, 1998 to $21.45 million at year-end 1999. The Corporation decreased the amount of the capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

securities swap and interest rate cap by $28.55 million in connection with a corresponding decline in the instrument being hedged by the swap and cap.

20.  Contingencies

      The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit and its Subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition or results of operations.

21.  Quarterly Financial Data (Unaudited)

      Quarterly financial and per share data for the years ended 1999 and 1998 are summarized as follows:

      (Dollars in thousands, except share data)

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)

Total interest income	1999	$165,294	170,278	175,374	173,905

	1998	$150,374	158,405	167,019	166,759

Net interest income	1999	$94,447	101,975	97,971	89,593

	1998	$83,280	87,765	91,493	93,643

Provision for possible loan losses	1999	$16,398	9,657	6,913	4,462

	1998	$6,164	8,144	5,941	20,672

Income (loss) before federal income taxes	1999	$10,682	55,804	58,684	59,500

	1998	$42,848	35,825	49,787	(18,081)

Net income (loss)	1999	($504)	38,908	39,904	41,562

	1998	$29,373	24,226	33,855	(14,937)

Net income (loss) per share — basic	1999	$0.00	0.42	0.44	0.46

	1998	$0.35	0.28	0.38	(0.18)

Net income (loss) per share — diluted	1999	$0.00	0.41	0.44	0.46

	1998	$0.34	0.28	0.37	(0.17)

22.  Shareholder Rights Plan

      The Corporation has in effect a shareholder rights plan (“Plan”). The Plan provides that each share of Common Stock has one right attached. Under the Plan, subject to certain conditions, the Rights would be distributed after either of the following events: (1) a person acquires 10% or more of the Common Stock of the Corporation, or (2) the commencement of a tender offer that would result in a change in the ownership of 10% or more of the Common Stock. After such an event, each Right would entitle the holder to purchase shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Series A Preferred Stock of the Corporation. Subject to certain conditions, the Corporation may redeem the Rights for $0.01 per Right.

23.  Earnings Per Share

      The reconciliation of the numerator and denominator used in the basic EPS calculation to the numerator and denominator used in the diluted EPS calculation. The calculations are presented in the table below:

	Years ended,

	1999	1998	1997

	(Dollars in thousands)

Basic EPS:

Income before extraordinary item	$125,717	72,517	114,708

Net income	119,870	72,517	114,708

Less: preferred stock dividends	(307)	(691)	(1,584)

Net income available to common shareholders	119,563	71,826	113,124

Average common shares outstanding	90,320,389	86,376,507	81,351,984

Earnings per basic common share	$1.32	0.83	1.39

Diluted EPS:

Net income available to common shareholders	$119,563	71,826	113,124

Add: interest expense on convertible bonds, net of tax	75	206	334

Adjusted net income used in diluted EPS calculation	119,638	72,032	113,458

Average common shares outstanding	90,320,389	86,376,507	81,351,984

Add: common stock equivalents for shares issuable under:

Stock option plans	570,000	1,055,079	1,511,268

Convertible debentures/preferred securities	633,000	552,420	4,433,464

Average common and common stock equivalent shares outstanding	91,523,389	87,984,006	87,296,716

Earnings per diluted common share	$1.31	0.82	1.30

24.  Regulatory Matters

      The Corporation and FirstMerit Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to quantitative judgements by regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

      As of year-end 1999, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Corporation as well capitalized under the regulatory framework for prompt corrective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Corporation’s categorization as “well capitalized.”

			Adequately
	Actual		Capitalized:		Well Capitalized:

As of December 31, 1999:	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$843,658	10.12%	666,605	8.00%	833,257	10.00%

Tier I Capital (to Risk Weighted Assets)	734,492	8.81%	333,303	4.00%	499,954	6.00%

Tier I Capital (to Average Assets)	734,492	7.47%	295,044	3.00%	491,740	5.00%

MANAGEMENT’S REPORT

       The management of FirstMerit Corporation is responsible for the preparation and accuracy of the financial information presented in this annual report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles, based on the best estimates and judgment of management.

      The Corporation maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation’s authorization and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. These systems and controls are reviewed by our internal auditors and independent auditors.

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

/s/ John R. Chochran	/s/ Terrence E. Bichsel
JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

And Shareholders of FirstMerit Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 1999 and December 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

January 31, 2000

AVERAGE CONSOLIDATED BALANCE SHEETS

FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended

	1999			1998

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS

Investment securities:

U.S. Treasury securities and U.S. Government agency obligations (taxable)	$1,444,591	87,238	6.04%	1,466,525	92,646	6.32%

Obligations of states and political subdivisions (tax-exempt)	130,416	10,618	8.14	98,457	7,767	7.89

Other securities	317,799	19,275	6.07	150,561	9,504	6.31

Total investment securities	1,892,806	117,131	6.19	1,715,543	109,917	6.41

Federal funds sold & other interest-earning assets	5,041	204	4.05	44,878	2,400	5.35

Loans held for sale	34,418	4,635	13.47

Loans	6,865,330	567,132	8.26	6,131,665	533,732	8.70

Total earning assets	8,797,595	689,102	7.83	7,892,086	646,049	8.19

Allowance for possible loan losses	(105,918)			(69,191)

Cash and due from banks	266,935			204,353

Other assets	534,435			493,327

Total assets	$9,493,047			8,520,575

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,055,306	—	—	1,083,354	—	—

Demand-interest bearing	667,469	4,774	0.72	752,096	13,222	1.76

Savings	1,791,390	40,327	2.25	1,600,122	44,077	2.75

Certificates and other time deposits	3,284,516	169,783	5.17	3,019,637	165,198	5.47

Total deposits	6,798,681	214,884	3.16	6,455,209	222,497	3.45

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,666,025	85,981	5.16	1,063,848	63,879	6.00

Total interest bearing liabilities	7,409,400	300,865	4.06	6,435,703	286,376	4.45

Other liabilities	148,217			159,653

Shareholders’ equity	880,124			841,865

Total liabilities and shareholders’ equity	$9,493,047			8,520,575

Net yield on earning assets		388,237	4.41		359,673	4.56

Interest rate spread			3.77			3.74

Income on tax-exempt securities and loans		7,082			5,542

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years ended

	1997

	Average		Average
	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS

Investment securities:

U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,404,024	90,853	6.47%

Obligations of states and political subdivisions (tax-exempt)	86,873	7,074	8.14

Other securities	102,327	6,568	6.42

Total investment securities	1,593,224	104,495	6.56

Federal funds sold & other interest-earning assets	66,742	3,498	5.24

Loans held for sale

Loans	5,468,587	479,729	8.77

Total earning assets	7,128,553	587,722	8.24

Allowance for possible loan losses	(56,234)

Cash and due from banks	202,600

Other assets	317,017

Total assets	7,591,936

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	773,285	—	—

Demand-interest bearing	693,277	12,575	1.81

Savings	1,531,623	40,564	2.65

Certificates and other time deposits	2,669,162	146,097	5.47

Total deposits	5,667,347	199,236	3.52

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,055,938	59,211	5.61

Total interest bearing liabilities	5,950,000	258,447	4.34

Other liabilities	146,247

Shareholders’ equity	722,404

Total liabilities and shareholders’ equity	7,591,936

Net yield on earning assets		329,275	4.62

Interest rate spread			3.90

Income on tax-exempt securities and loans		5,225

Note:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Non-accrual loans have been included in the average balances.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information about the Directors of FirstMerit, see “Election of Directors” on pages 2 through 4 of FirstMerit’s Proxy Statement dated March 13, 2000 (“Proxy Statement”), which is incorporated herein by reference.

      Information about the Executive Officers of FirstMerit appears in Part I of this report.

      Disclosure by FirstMerit with respect to compliance with Section 16(a) appears on page 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      See “Executive Compensation and Other Information” on pages 6 through 17 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See “Principal Shareholders” and “Election of Directors” at page 20, and pages 1 through 4, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See “Certain Relationships and Related Transactions” at pages 19 and 20 of the Proxy Statement, which are incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)  The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 1999, 1998 and 1997

Consolidated Statements of Income Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements Years ended December 31, 1999, 1998 and 1997

Management’s Report

Independent Auditors’ Report

      (a)(2)  Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this report.

      (a)(3)  Management Contracts or Compensatory Plans or Arrangements

See those documents listed on the Exhibit Index which are marked as such.

      (b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of 1999.

      (c)  Exhibits

      See the Exhibit Index.

      (d)  Financial Statements

      See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 9th day of March, 2000.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN ____________________________________________ John R. Cochran, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of March, 2000 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

Signature	Title

/s/ JOHN R. COCHRAN John R. Cochran	Chairman and Chief Executive Officer (Principal Executive Officer) and Director
/s/ TERRENCE E. BICHSEL Terrence E. Bichsel	Executive Vice President, Finance and Administration (Chief Financial Officer and Chief Accounting Officer)

/s/ KAREN S. BELDEN* Karen S. Belden	Director

/s/ R. CARY BLAIR* R. Cary Blair	Director

/s/ SID A. BOSTIC* Sid A. Bostic	Director

/s/ ROBERT W. BRIGGS* Robert W. Briggs	Director

/s/ GARY G. CLARK* Gary G. Clark	Director

/s/ PHILIP A. LLOYD, II* Philip A. Lloyd, II	Director

/s/ RICHARD COLELLA* Richard Colella	Director

/s/ TERRY L. HAINES* Terry L. Haines	Director

/s/ CLIFFORD J. ISROFF* Clifford J. Isroff	Director

/s/ ROBERT G. MERZWEILER* Robert G. Merzweiler	Director

/s/ ROGER T. READ* Roger T. Read	Director

/s/ RICHARD N. SEAMAN* Richard N. Seaman	Director

/s/ CHARLES F. VALENTINE* Charles F. Valentine	Director

/s/ JERRY M. WOLF* Jerry M. Wolf	Director

/s/ JUSTIN T. ROGERS* Justin T. Rogers	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director filed with this Annual Report.

Dated:  March 9, 2000

/s/ KEVIN C. O’NEIL _____________________________________________ Kevin C. O’Neil, Attorney-In-Fact

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)*
10.2	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*
10.3	FirstMerit Corporation 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*
10.4	FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*
10.5	FirstMerit Corporation 1997 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)*
10.6	FirstMerit Corporation 1999 Stock Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 filed by the Registrant on May 21, 1999)*
10.7	FirstMerit Corporation 1987 Stock Option and Incentive Plan (SF)*
10.8	FirstMerit Corporation 1996 Stock Option and Incentive Plan (SF)*
10.9	FirstMerit Corporation 1994 Stock Option Plan (SF)*
10.10	FirstMerit Corporation 1989 Stock Incentive Plan (SB)*
10.11	FirstMerit Corporation Amended and Restated Stock Option and Incentive Plan (SG)*
10.12	FirstMerit Corporation Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

Exhibit
Number
10.13	FirstMerit Corporation 1997 Omnibus Incentive Plan (SG)*
10.14	FirstMerit Corporation 1993 Stock Option Plan (FSB)*
10.15	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*
10.16	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*
10.17	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.18	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
10.20	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.21	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.23	Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)*
10.24	Employment Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.1 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.25	Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.2 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.26	Stock Option Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.3 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.27	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.28	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.29	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.30	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.31	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*
10.32	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.33	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*
10.34	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.35	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*
10.36	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

Exhibit
Number
10.37	Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on March 22, 1999)*
10.38	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*
10.39	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*
10.40	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29,1999
10.41	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999.
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers, LLP
24	Power of Attorney
25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
27	Financial Data Schedule

*	Management Contract or Compensatory Plan or Arrangement