Form 10-K/A
period 1999-12-31
FIRSTMERIT CORP /OH/
filed 2000-04-28
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

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

FirstMerit Corporation and
Subsidiaries Employees’
Salary Savings Retirement
Plan
 Report On Audits Of Financial Statements And
Supplemental Schedules
for the years ended December 31, 1999 and 1998

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Contents

PAGES

Report of Independent Accountants	35

Financial Statements:

Statements of Net Assets Available for Plan Benefits at December 31, 1999 and 1998	36

Statement of Changes in Net Assets Available for Plan Benefits for the years ended December 31, 1999 and 1998	37

Notes to Financial Statements	38-41

Supplemental Schedules:

Item 27(a) — Schedule of Assets Held for Investment Purpose as of December 31, 1999	42

Item 27(d) — Schedule of Reportable Transactions for the year ended December 31, 1999	43-44

Report Of Independent Accountants

The Board of Directors
FirstMerit Corporation

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan (the “Plan”) at December 31, 1999 and 1998, and the related changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules included on pages 42 to 44 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

April 21, 2000

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Statements of Net Assets Available for Plan Benefits
December 31, 1999 and 1998

	1999	1998
Assets:

Investments, at fair value	$44,145,989	$27,620,476

FirstMerit Corporation Common Stock	47,385,290	52,284,130

Total investments	91,531,279	79,904,606

Receivables:

Receivable from participants	194,475	165,911

Receivable from employers	115,587	98,686

Loans to participants	660,633	664,009

Total receivables	970,695	928,606

Other:

Cash/(bank overdraft)	406,470	(651,944)

Net assets available for plan benefits	$92,908,444	$80,181,268

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Statements of Changes in Net Assets Available for Plan Benefits
For the years ended December 31, 1999 and 1998

	1999	1998
Additions:

Contributions:

Participants’ contributions	$4,765,690	$3,768,860

Employer’s contributions	3,277,213	2,216,420

	8,042,903	5,985,280

Investment income:

Interest	42,835	42,260

Dividends	1,992,381	1,554,922

Net realized gain and unrealized appreciation of investments	(603,821)	2,871,541

	1,431,395	4,468,723

Assets received from new participants	9,402,046	783,590

Total additions	18,876,344	11,237,593

Deductions:

Withdrawals by former participants	6,149,168	3,703,094

Total deductions	6,149,168	3,703,094

Excess of additions over deductions	12,727,176	7,534,499

Net assets available for plan benefits at beginning of period	80,181,268	72,646,769

Net assets available for plan benefits at end of period	$92,908,444	$80,181,268

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Notes to Financial Statements

1. Description of the Plan:

The following brief description of the FirstMerit Corporation and Subsidiaries (“FirstMerit”) Employees’ Salary Savings Retirement Plan (the “Plan”) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan’s provisions.

A. General

The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit who have six months of service and have attained the age of twenty-one. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

B. Contributions

The Plan permits each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant’s voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

FirstMerit contributes as a matching contribution an amount equal to 50 percent of the participant’s voluntary pretax contribution. FirstMerit will not make a matching contribution with respect to any portion of a participant voluntary pretax contribution that exceeds six percent of the participant’s basic compensation. These employer matching contributions and earnings are immediately vested and non-forfeitable.

The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant’s voluntary pretax employee contributions which do not exceed three percent of the participant’s basic compensation. Participants become vested in the Supplemental Matching Program upon achieving five years of service or upon attaining normal retirement age.

C. Participants’ Accounts

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

D. Payment of Benefits:

Distributions to participants are made by one or more of the following methods: (1) a single lump-sum payment, in cash; or (2) payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participant’s life expectancy at the date such payments commence, if less.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Notes to Financial Statements

E. Administrative Expenses

All expenses associated with administering the Plan, including the trustee’s fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by FirstMerit.

2. Summary of Significant Accounting Policies:

A. Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis in accordance with accounting principles generally accepted in the United States.

B. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

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

D. Risk and Uncertainties

The Plan generates a significant portion of its revenues from investments in domestic and international mutual funds, bonds and FirstMerit Corporation common stock. As a result, the Plan’s revenues and net assets available for plan benefits could vary based on the performance of the financial markets.

E. Fair Value Disclosure of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the Statement of Net Assets Available for Plan Benefits, approximates fair value.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued:

F. New Accounting Standard

Effective December 31, 1999, the Plan adopted Statement of Position 99-3, which eliminated the requirement to present earnings and expenses by investment fund option for participant-directed investments. Therefore all participant-directed investments are shown in the aggregate in the Statement of Changes in Net Assets Available for Plan Benefits

3. Investments:

During 1999 and 1998, the Plan’s investments (including investments bought, sold, and held during the period) (depreciated) appreciated in value as follows:

	1999	1998
Mutual funds:

Federated Short/Intermediate Government	$(12,954)	$10,951

Fidelity Advisor Series IV Ltd. Term Bond	14,967	11900

Fidelity Advisor Equity Portfolio Growth	2,090,998	1,126,136

Fidelity Blue Chip Growth Fund	1,787,442	1,573,219

Fidelity Overseas Fund	652,743	123,590

Newpoint Equity Fund	1,398,232	594,112

FirstMerit Corporation Common Stock	(10,767,892)	(3,762,895)

Total	$(4,836,464)	$(322,987)

4. Federal Income Taxes:

The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501(a).

The Plan obtained its latest determination letter on November 13, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan’s tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan’s financial statements.

5. Plan Termination:

Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the FirstMerit Corporation Board of Directors.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Notes to Financial Statements

6. Acquisition:

Effective April 1, 1999, the First Federal Savings and Loan of Wooster Savings and Investment Plan was merged into the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan. Assets with a value of $9,402,046 were transferred to the Plan effective May 1, 1999.

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Item 27(a) - Schedule of Assets Held for Investment Purpose
December 31, 1999

	Cost	Fair Value
Mutual Funds:

Federated Government Obligations Funds	$230,468	$230,468

Federated Short/Intermediate Government	1,337,236	1,331,328

Federated Capital Preservation	4,713,975	4,713,975

Fidelity Advisor Series IV Ltd. Term Bond	1,867,937	1,826,060

Fidelity Advisor Equity Portfolio Growth	8,549,729	12,838,580

Fidelity Blue Chip Growth	8,621,952	13,321,459

Fidelity Overseas Fund	2,065,817	2,969,741

New Point Equity Fund	4,256,536	6,914,378

	31,643,650	44,145,989

FirstMerit Corporation Common Stock	32,590,054	47,385,290

Cash	406,470	406,470

Receivable from participants	194,475	194,475

Receivable from employers	115,587	115,587

Loans to participants — various interest rates, 5 year maximum unless mortgage 20 year maximum	660,633	660,633

	$65,610,869	$92,908,444

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Item 27(d) - Schedule of Reportable Transactions
for the year ended December 31, 1999

	Number	Number of	Purchase	Selling	Cost of	Gain
	of Shares	Transactions	Price	Price	Asset	on Sale
Category III: Series of transactions

in same security exceeds 5% of value

Federated Cap Preserve

Issue: 140411109	20,364	12	$203,638		$203,638

Federated Cap Preserve

Issue: 140411109	283,674	205	2,836,805		2,836,805

Federated Cap Preserve

Issue: 140411109	124,603	151		$1,247,983	1,247,983

Fidelity Adv. Equity Growth C1

Issue: 315805101	14,091	2	961,366		961,366

Fidelity Adv. Equity Growth C1

Issue: 315805101	44,187	188	2,824,845		2,824,845

Fidelity Adv. Equity Growth C1

Issue: 315805101	10,957	96		705,514	644,825	$60,686

Fidelity Blue Chip Growth

Issue: 316389303	8,545	1	453,309		453,309

Fidelity Blue Chip Growth

Issue: 316389303	60,668	187	3,217,604		3,217,604

Fidelity Blue Chip Growth

Issue: 316389303	14,319	111		760,411	728,109	32,294

FirstMerit Corporation Common Stock

Issue: 337915102	257,709	56	6,875,383		6,875,383

FirstMerit Corporation Common Stock

Issue: 337915102	154,776	189		4,173,989	4,169,406	4,590

Federated Government Obligations Fund

Issue: 60934N104	6,170,480	168	6,170,480		6,170,480

Federated Government Obligation Fund

Issue04/19/2000 601934N104	6,961,294	135		6,961,294	6,961,294

FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan
Item 27(d) - Schedule of Reportable Transactions
for the year ended December 31, 1999

	Number	Number of	Principal	Cost of	Gain/
	of Shares	Transactions	Cash	Asset	Loss
Category II: Series of Transactions

with same broker exceeds 5% of value

Broker: Everen Clearing Corp.	185,125	87	$4,840,813	$4,875,826	$(35,011)

Broker: McDonald & Co. Securities Inc.	194,161	36	5,342,862	5,273,385	69,477

There were no Category I or IV or reportable transactions during the year.

FirstMerit Corporation and
Subsidiaries Employees’
Stock Purchase Plan
 Report on Audits of Financial Statements
for the years ended December 31, 1999 and 1998

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Contents

PAGE
Report of Independent Accountants	47

Financial Statements:

Statements of Net Assets Available for Plan Benefits at December 31, 1999 and 1998	48

Statements of Changes in Net Assets Available for Plan Benefits for the years ended December 31, 1999 and 1998	49

Notes to Financial Statements	50-52

Report of Independent Accountants

To the Board of Directors
FirstMerit Corporation

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan (the “Plan”) at December 31, 1999 and 1998, and the related changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

April 14, 2000

/s/ PricewaterhouseCoopers LLP

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Statements of Net Assets Available for Plan Benefits
at December 31, 1999 and 1998

Assets	1999	1998
Cash	$88,305	$2,855

Contributions receivable	—	77,703

Investment in FirstMerit Corporation common stock, at fair value	81,006	84,145

Net assets available or plan benefits	$169,311	$164,703

The accompanying notes are an integral part of the financial statements.

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Statements of Changes in Net Assets Available for Plan Benefits
for the years ended December 31, 1999 and 1998

	1999	1998
Additions to plan assets attributable to:

Employee contributions	$1,050,136	$770,208

Employer contributions	200,000	200,000

Dividend income	6,440	4,122

Net appreciation (depreciation) in fair value of FirstMerit Corporation common stock	(3,185)	(25,908)

Total additions	1,253,391	948,422

Deductions from plan assets attributable to:

Benefits paid to participants	1,226,217	862,997

Service fees	22,566	21,117

Total deductions	1,248,783	884,114

Net increase	4,608	64,308

Net assets available for plan benefits, beginning of year	164,703	100,395

Net assets available for plan benefits, end of year	$169,311	$164,703

The accompanying notes are an integral part of the financial statements.

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Notes to Financial Statements
for the years ended December 31, 1999 and 1998

1. Plan Description:

The following brief description of the FirstMerit Corporation (the “Corporation”) Employee Stock Purchase Plan (the “Plan”) is provided for general information purposes only. Participants should refer to the Prospectus for more complete information.

General

The Board of Directors of the Corporation established the Plan on February 13, 1992 which was approved by the shareholders at the annual meeting on April 8, 1992. The Plan provides eligible employees of the Corporation with the opportunity to acquire the Corporation’s Common Shares on a payroll deduction basis. On January 1, 1997, the plan was amended to provide for the transfer of all existing participant plan assets to individual employees’ brokerage accounts maintained by Merrill Lynch. This amendment also provides for the monthly additions in participant account balances to be transferred to the individual employees’ brokerage account. These transfers are reflected as benefits paid to Plan participants in the Statement of Changes in Net Assets Available for Plan Benefits.

Contributions

Effective May 1, 1998, contributions to the Plan consist of participant payroll deductions, post tax, of a specific dollar amount up to ten percent of the participant’s compensation. Prior to May 1, 1998, contributions were limited to five percent of the participant’s compensation. The election to participate in the Plan must be completed on or before 5 days prior to the commencement of the monthly grant period.

Vesting

Participant’s are 100% vested in their account balances at all times.

Purchases of Common Shares

Under the Plan, up to 200,000 of the Corporation’s Common Shares may be issued, subject to adjustment in the event of certain transactions affecting the Corporation’s capital structure. Each participant in the Plan on a grant date is granted the option to purchase, from such funds as contributed by the participant, whole Common Shares of the Corporation at the option price of 85% of the fair market value of such shares valued as of the business day immediately preceding the grant date. Shares of Common stock granted pursuant to the Plan may be authorized but unissued shares, shares now or hereafter held in the treasury of the Company, or shares purchased on the open market. When shares are purchased on the open market, the employer must reimburse the plan for 15% of the purchase price through employer contributions.

Eligibility

Any person who has been employed by the Corporation or any of its subsidiaries for at least six months and who currently is employed on a regular basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees.

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Notes to Financial Statements
for the years ended December 31, 1999 and 1998

Transferability

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

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Contributions Receivable

Contributions receivable consists of participant payroll deductions not yet transferred to Merrill Lynch.

Administrative Expenses

Administrative expenses of the plan are paid by the Corporation.

Fair Value of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the statement of net assets available for plan benefits, approximates fair value.

Investments

The investment in the Corporation’s common shares is valued at fair market value using readily available published market values.

The Plan presents in the statements of changes in net assets available for plan benefits the net appreciation (depreciation) in the fair value of its investments which consists of the realized gains or losses and the unrealized appreciation (depreciation) on those investments.

FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan
Notes to Financial Statements
for the years ended December 31, 1999 and 1998

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

Management’s Report

Independent Auditors’ Report

Statements of Net Assets Available for FirstMerit Corporation Employee Stock Purchase Plan Benefits at December 31, 1999 and 1998

Statements of Changes in Net Assets Available for FirstMerit Corporation Employee Stock Purchase Plan Benefits for the years ended December 31, 1999 and 1998

Notes to Financial Statements

Report of Independent Accountants

Statements of Net Assets Available for FirstMerit Corporation and Subsidiaries

Employees’ Salary Savings Retirement Plan Benefits December 31, 1999 and 1998

Statements of Changes in Net Assets Available for FirstMerit Corporation and Subsidiaries

Employees’ Salary Savings Retirement Plan Benefits for the years ended December 31, 1999 and 1998

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

      (c)  Exhibits

      See the Exhibit Index.

      (d)  Financial Statements

      See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 27th day of April, 2000.

FirstMerit Corporation

By:	/s/ TERRENCE E. BICHSEL _________________________________________ Executive Vice President, Finance and Administration (Chief Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)*
10.2	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*
10.3	FirstMerit Corporation 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*
10.4	FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*
10.5	FirstMerit Corporation 1997 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)*
10.6	FirstMerit Corporation 1999 Stock Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 filed by the Registrant on May 21, 1999)*
10.7	FirstMerit Corporation 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.8	FirstMerit Corporation 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.9	FirstMerit Corporation 1994 Stock Option Plan (SF) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.10	FirstMerit Corporation 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.11	FirstMerit Corporation Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.12	FirstMerit Corporation Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

Exhibit
Number
10.13	FirstMerit Corporation 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.14	FirstMerit Corporation 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.14 to the Form 10-K filed by the Registrant on March 10, 2000)*
10.15	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*
10.16	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*
10.17	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.18	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
10.20	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.21	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.23	Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)*
10.24	Employment Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.1 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.25	Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.2 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.26	Stock Option Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.3 to the Form 10-Q filed by the Registrant on November 12, 1999)*
10.27	Amendment to John R. Macso Agreements*
10.28	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.29	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.30	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.31	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.32	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*
10.33	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.34	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*
10.35	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.36	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*
10.37	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

Exhibit
Number
10.38	Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on March 22, 1999)*
10.39	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*
10.40	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*
10.41	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29,1999 (incorporated by reference to Exhibit 10.40 from the Form 10-K filed by the Registrant on March 10, 2000)
10.42	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference to Exhibit 10.41 from the Form 10-K filed by the Registrant on March 10, 2000)
21	Subsidiaries of FirstMerit Corporation (incorporated by reference to Exhibit 21 from the Form 10-K filed by the Registrant on March 10, 2000)
23	Consent of PricewaterhouseCoopers, LLP
24	Power of Attorney (incorporated by reference to Exhibit 24 from the Form 10-K filed by the Registrant on March 10, 2000)
25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
27	Financial Data Schedule (incorporated by reference from Exhibit 27 to Form 10-k filed by the Registrant on March 10, 2000)

*	Management Contract or Compensatory Plan or Arrangement