Form 10-Q
period 2000-03-31
FIRSTMERIT CORP /OH/
filed 2000-05-12
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2000

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1339938 (IRS Employer Identification Number)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO 44308-1103
(Address of principal Executive Offices)

(330) 996-6300
(Telephone Number)

OUTSTANDING SHARES OF COMMON STOCK, AS OF
March 31, 2000
88,400,555

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

      The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of March 31, 2000, December 31, 1999 and March 31, 1999

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 1999 and for the three months ended March 31, 2000

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements as of March 31, 2000, December 31, 1999, and March 31, 1999

Management’s Discussion and Analysis of Financial Conditions as of March 31, 2000, December 31, 1999 and March 31, 1999 and Results of Operations for the quarters ended March 31, 2000 and 1999 and for the year ended December 31, 1999

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)
(Unaudited, except December 31, 1999)	March 31	December 31	March 31

	2000	1999	1999

ASSETS

Investment securities	$2,301,363	2,394,034	1,788,540

Federal funds sold & other investments	18,100	25,100	964

Loans held for sale	52,025	46,005	—

Commercial loans	3,244,664	3,122,520	2,757,242

Mortgage loans	890,812	878,323	1,649,123

Installment loans	1,485,105	1,471,149	1,227,716

Home equity loans	413,485	408,343	376,072

Credit card loans	106,633	108,163	99,107

Manufactured housing loans	808,613	753,254	362,875

Leases	293,634	272,429	173,903

Total loans	7,242,946	7,014,181	6,646,038

Less allowance for possible loan losses	108,291	104,897	102,359

Net loans	7,134,655	6,909,284	6,543,679

Cash and due from banks	285,462	215,071	277,514

Premises and equipment, net	134,804	132,219	138,670

Intangible assets	159,258	162,374	166,529

Accrued interest receivable and other assets	289,421	231,390	259,282

	$10,375,088	10,115,477	9,175,178

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,047,209	1,016,535	1,009,876

Demand-interest bearing	665,349	661,961	687,056

Savings and Money Market	1,801,746	1,687,983	1,866,706

Certificates and other time deposits	3,688,042	3,493,668	3,154,915

Total deposits	7,202,346	6,860,147	6,718,556

Securities sold under agreements to repurchase and other borrowings	2,175,946	2,281,243	1,372,625

Total funds	9,378,292	9,141,390	8,091,181

Accrued taxes, expenses, and other liabilities	130,925	119,062	174,770

Total liabilities	9,509,217	9,260,452	8,265,951

Mandatorily redeemable preferred securities	21,450	21,450	22,997

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares

Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 158,708, 163,534 and 214,474 shares outstanding at March 31, 1000, December 31, 1999 and March 31, 1999, respectively	3,818	3,878	4,960

Common stock	127,937	127,937	127,939

Capital surplus	116,471	116,930	119,459

Accumulated other comprehensive income	(56,154)	(45,082)	(3,720)

Retained earnings	741,623	719,811	651,368

Treasury stock	(89,274)	(89,899)	(14,226)

Total shareholders’ equity	844,421	833,575	886,230

	$10,375,088	10,115,477	9,175,178

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

	Unaudited

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
(Dollars in thousands)	2000	1999	1999	1999	1999

ASSETS

Investment securities & federal funds sold	$2,356,628	2,165,952	1,864,012	1,719,273	1,824,400

Loans held for sale	58,033	25,091	—	—	—

Commercial loans	3,198,639	3,028,292	2,929,115	2,821,088	2,648,284

Mortgage loans	898,918	1,176,400	1,401,899	1,675,442	1,707,232

Installment loans	1,474,474	1,462,200	1,418,423	1,330,759	1,168,905

Home Equity loans	411,928	403,086	391,277	380,361	348,220

Credit card loans	105,573	102,926	100,756	100,290	102,080

Manufactured housing loans	768,027	711,697	593,752	415,032	368,503

Leases	287,020	240,809	202,950	180,729	170,352

Loans less unearned income	7,144,579	7,125,410	7,038,172	6,903,701	6,513,576

Less allowance for possible loan losses	107,351	108,833	108,067	104,875	101,788

Net loans	7,037,228	7,016,577	6,930,105	6,798,826	6,411,788

Cash and due from banks	242,223	252,291	238,835	272,025	285,589

Premises and equipment, net	133,584	134,932	136,448	139,026	140,149

Accrued interest receivable and other assets	434,254	399,693	428,498	400,547	402,371

Total Assets	$10,261,950	9,994,536	9,597,898	9,329,697	9,064,297

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,020,384	1,034,130	1,036,066	1,080,078	1,066,573

Demand-interest bearing	643,842	656,777	659,437	694,590	659,189

Savings and money market	1,747,456	1,711,288	1,741,610	1,836,459	1,878,596

Certificates and other time deposits	3,566,289	3,504,583	3,407,053	3,109,435	3,111,321

Total deposits	6,977,971	6,906,778	6,844,166	6,720,562	6,715,679

Securities sold under agreements to repurchase and other borrowings	2,287,852	2,099,156	1,718,674	1,538,493	1,239,299

Total funds	9,265,823	9,005,934	8,562,840	8,259,055	7,954,978

Accrued taxes, expenses and other liabilities	142,220	116,435	150,905	154,059	172,874

Total liabilities	9,408,043	9,122,369	8,713,745	8,413,114	8,127,852

Mandatorily redeemable preferred securities	21,450	21,450	21,450	21,450	22,997

SHAREHOLDERS’ EQUITY	832,457	850,717	862,703	895,133	913,448

LIABILITIES AND SHAREHOLDERS’

EQUITY	$10,261,950	9,994,536	9,597,898	9,329,697	9,064,297

See notes to accompanying consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	(Unaudited)

(In thousands except per share data)	1Q 2000	1Q 1999

Interest and fees on loans	$152,106	135,995

Interest and dividends on securities	37,940	29,299

Total interest income	190,046	165,294

Interest on deposits:

Demand-interest bearing	852	1,098

Savings and money market	11,335	10,355

Certificates and other time deposits	48,068	40,144

Interest on securities sold under agreements to repurchase and other borrowings	33,340	19,250

Total interest expense	93,595	70,847

Net interest income	96,451	94,447

Provision for possible loan losses	11,714	16,398

Net interest income after provision for possible loan losses	84,737	78,049

Other income:

Trust department	5,060	4,186

Service charges on deposits	11,012	9,095

Credit card fees	7,234	5,619

Service fees — other	3,501	3,229

Manufactured housing income	651	1,431

Investment securities gains (losses), net	(714)	5,541

Loan sales and servicing	2,780	2,008

Other operating income	9,364	6,940

Total other income	38,888	38,049

Other expenses:

Salaries, wages, pension and benefits	32,379	42,271

Net occupancy expense	5,748	6,102

Equipment expense	4,426	4,513

Amortization of intangibles	2,688	2,714

Other operating expenses	20,848	49,816

Total other expenses	66,089	105,416

Income before taxes and extraordinary item	57,536	10,682

Federal income taxes	17,837	5,339

Income before extraordinary item	39,699	5,343

Extraordinary item — (net of taxes of $3,148)	—	(5,847)

Net income (loss)	$39,699	(504)

Other comprehensive income (loss), net of tax	(11,072)	(9,128)

Comprehensive income (loss)	$28,627	(9,632)

Net income (loss) applicable to common shares	$39,634	(591)

Adjusted net income (loss) used in diluted EPS calculation	$39,715	(570)

Wtd-avg common shares outstanding — basic	88,388	91,007

Wtd-avg common shares outstanding — diluted	89,147	92,597

Per share data based on average number of shares outstanding:

Basic net income per share:

Income (loss) before extraordinary item	$0.45	0.06

Extraordinary item	0.00	(0.06)

Basic net income (loss) per share	$0.45	0.00

Diluted net income per share:

Income (loss) before extraordinary item	$0.45	0.06

Extraordinary item	0.00	(0.06)

Diluted net income per share	$0.45	0.00

See notes to accompanying consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands except per share data)

(2000 amounts are Unaudited)				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders'
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at Year Ended 1997	$9,917	119,893	80,297	4,603	651,907	(118,940)	747,677

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share) & preferred stock	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Stock options exercised/debentures or preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	—

Market adjustment investment securities	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at December 31, 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income (loss)	—	—	—	—	119,871	—	119,871

Cash dividends — common stock ($0.76 per share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—	—	—		(305)	—	(305)

Stock options exercised/debentures or preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	35	788	777

Balance at December 31, 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

Net income (loss)	—	—	—	—	39,699	—	39,699

Cash dividends — common stock ($0.20 per share)	—	—	—	—	(17,678)	—	(17,678)

Cash dividends — preferred stock	—	—	—	—	(65)	—	(65)

Stock options exercised/debentures or preferred stock converted	(60)	—	(459)	—	—	625	106

Market adjustment investment securities	—	—	—	(11,072)	—	—	(11,072)

Other	—	—	—	—	(144)	—	(144)

Balance at March 31, 2000	$3,818	127,937	116,471	(56,154)	741,623	(89,274)	844,421

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2000 and 1999

(In thousands)

	Unaudited

	2000	1999

Operating Activities

Net income	$39,699	(504)

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	11,714	16,398

Provision for depreciation and amortization	4,020	4,847

Amortization of investment securities premiums, net	257	685

Amortization of income for lease financing	(3,535)	(11,360)

Gains on sales of investment securities, net	714	(5,541)

Deferred federal income taxes	2,977	(2,122)

Increase in interest receivable	(4,849)	(13,603)

Increase in interest payable	12,234	12,038

Amortization of values ascribed to acquired intangibles	2,688	2,713

Other decreases	(51,464)	(16,276)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	14,455	(12,725)

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	111,020	302,898

Available-for-sale — maturities	83,381	110,706

Purchases of investment securities available-for-sale	(118,555)	(334,493)

Net decrease in federal funds sold	7,000	30,775

Net increase in loans and leases, except sales	(239,570)	(246,421)

Purchases of premises and equipment	(9,780)	(6,172)

Sales of premises and equipment	3,175	3,496

NET CASH USED BY INVESTING ACTIVITIES	(163,329)	(139,211)

Financing Activities

Net increase (decrease) in demand, NOW and savings deposits	147,825	(190,844)

Net increase in time deposits	194,374	63,422

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	(105,297)	249,421

Repayment of mandatorily redeemable preferred securities	—	(9,475)

Cash dividends	(17,743)	(16,499)

Proceeds from exercise of stock options	106	5,428

NET CASH PROVIDED BY FINANCING ACTIVITIES	219,265	101,453

Increase (decrease) in cash and cash equivalents	70,391	(50,483)

Cash and cash equivalents at beginning of year	215,071	327,997

Cash and cash equivalents at end of year	$285,462	277,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest, net of amounts capitalized	$50,572	31,125

Income taxes	$23,910	10,565

See notes to accompanying consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2000, December 31, 1999 and March 31, 1999

1. Organization — FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, and SF Development Corp.

2. Acquisitions and Merger-related Costs — On October 23, 1998, the Corporation completed the acquisition of Security First Corp. (“Security First”), a $771.1million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, related notes and management’s discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The components of these costs and the remaining unpaid amounts at December 31, 1999 and March 31, 2000 are shown in the following table. The remaining liability at March 31, 2000 is expected to be paid during 2000 and is not expected to have any adverse effect on liquidity.

      In conjunction with the Security First acquisition, on September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First merger as a pooling-of-interests for accounting purposes.

(Dollars in thousands)	Estimated
	Liability	Remaining Liability	Remaining Liability
Description of Cost	at Acquisition	December 31, 1999	March 31, 2000

Salary, wages and benefits	$1,689	11	6

Occupancy and equipment expense	552	40	34

Loan conversion expense	1,516	154	127

Professional services	4,450	—	—

Other operating expenses	1,576	1,148	1,058

Total Other Expenses	9,783	1,353	1,225

Reduction of other operating income	89	—	—

Provision for loan losses conforming entry	7,300	—	—

Totals	$17,172	1,353	1,225

      On February 12, 1999, the Corporation completed the acquisition of Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio. Under terms of the merger agreement, the fixed exchange ratio was 1.32 shares of FirstMerit common stock for each share of Signal common stock and one share of FirstMerit Series B preferred stock for each share of Signal Series B preferred stock. Based on the closing price of $25.00 per common share and $71.00 per Series B preferred share, the transaction, accounted for as a pooling-of-interests, was valued at approximately $436 million. The accompanying consolidated financial statements, the related notes and management’s discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. Pro forma information for the separate entities and for the combined entity from January 1, 1999 through the February 12, 1999 acquisition date is not presented due to immateriality.

      In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $52.8 million, before taxes, or $38.1 million after taxes. The components of these costs and the remaining unpaid amounts at March 31, 2000 are shown in the following table. The unpaid liability at March 31, 2000 is expected to be paid during the remainder of 2000 and is not expected to have a material impact on liquidity.

(Dollars in thousands)
	Estimated Liability	Remaining Liability	Remaining Liability
Description of Cost	at Acquisition	at December 31, 1999	March 31, 2000

Salary, wages and benefits	$7,736	—	—

Loan conversion expense	7,016	12	17

Professional services	8,856	—	—

Other operating expenses	10,014	1,120	996

Total Other Expenses	33,622	1,132	1,013

Provision for loan losses conforming entry	10,200	—	—

Totals	$43,822	1,132	1,013

3. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification — Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three months ended March 31, 2000:

		Parent Co.
	Supercommunity	Other Subsidiaries	FirstMerit
(Dollars in thousands)	Banking	Eliminations	Consolidated

OPERATIONS:

Net interest income	$97,064	(613)	96,451

Provision for possible loan losses	11,617	97	11,714

Other income	36,291	2,597	38,888

Other expenses	66,352	(263)	66,089

Income before extraordinary charge	37,683	2,016	39,699

Net income	$37,683	2,016	39,699

AVERAGES:

Assets	$10,211,965		10,261,950

Loans	7,142,700		7,144,579

Earnings assets	9,548,665		9,559,240

Deposits	6,993,274		6,977,971

Shareholders’ equity	$845,829		832,457

RATIOS:

ROE	17.87%		19.27%

ROA	1.48%		1.56%

Core efficiency ratio	49.02%		46.26%

      The table below presents estimated revenues from external customers, by product and service group for the 2000 and 1999 first quarters:

(Dollars in thousands)
			Trust
2000	Retail	Commercial	Services	Total

Interest and fees	$97,277	109,304	5,060	211,641

Service charges	12,083	2,430		14,513

Loan sales/service	2,780			2,780

Totals	$112,140	111,734	5,060	228,934

(Dollars in thousands)
			Trust
1999	Retail	Commercial	Services	Total

Interest and fees	$98,099	86,726	4,186	189,011

Service charges	9,883	2,441		12,324

Loan sales/service	2,008			2,008

Totals	$109,990	89,167	4,186	203,343

4. Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

	Income (loss)	Common shares	Per common share
	(numerator)	(denominator)	amount

Three months ended March 31, 2000:

Income before extraordinary charge	$39,699

Net income	39,699

Less: preferred stock dividends	(65)

Net income available to common shareholders	$39,634

Average common shares outstanding		88,388,002

Earnings per basic common share			$0.45

Net income available to common shareholders	$39,634

Add: preferred stock dividends	65

Add: interest expense on convertible bonds, net	16

Income used in diluted EPS calculation	$39,715

Average common shares outstanding		88,388,002

Equivalents from stock options		199,625

Equivalents from convertible debentures		119,581

Equivalents from convertible preferred securities		440,253

Avg common stock and equivalents outstanding		89,147,461

Earnings per diluted common share			$0.45

Three months ended March 31, 1999:

Income before extraordinary charge	$5,343

Net income (loss)	(504)

Less: preferred stock dividends	(87)

Net income (loss) available to common shareholders	$(591)

Average common shares outstanding		91,006,738

Earnings per basic common share			$0.00

Net income (loss) available to common shareholders	$(591)

Add: preferred stock dividends	87

Add: interest expense on convertible bonds, net	21

Income (loss) available to common shareholders	$(483)

Average common shares outstanding		91,006,738

Equivalents from stock options		844,940

Equivalents from convertible debentures		149,659

Equivalents from convertible preferred securities		594,947

Avg common stock and equivalents outstanding		92,596,284

Earnings per diluted common share			$0.00

5. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137 which delayed implementation of Statement No. 133 until the first quarter 2001. The Corporation does not anticipate the adoption of FAS 133 will have a material effect on its earnings or financial condition.

6. On March 16, 2000, the Corporation issued $150 million of subordinated bank notes under a previously disclosed debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

7. Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the March 31, 2000 and 1999 and December 31, 1999 statements of condition and the results of operations for the quarters ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles.

8. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 1999.

AVERAGE CONSOLIDATED BALANCE SHEETS
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION
AND SUBSIDIARIES	Three months ended			Year ended			Three months ended

(Dollars in thousands)	March 31, 2000			December 31, 1999			March 31, 1999

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,931,823	30,765	6.41%	1,444,591	87,238	6.04%	1,406,055	21,215	6.12%

Obligations of states and political subdivisions (tax-exempt)	122,357	2,497	8.21%	130,416	10,618	8.14%	131,407	2,845	8.78%

Other securities	297,052	5,584	7.56%	317,799	19,275	6.07%	281,512	6,275	9.04%

Total investment securities	2,351,232	38,846	6.64%	1,892,806	117,131	6.19%	1,818,974	30,335	6.76%

Federal funds sold & other interest-earning assets	5,396	41	3.06%	5,041	204	4.05%	5,426	66	4.93%

Loans held for sale	58,033	1,667		34,418	4,635

Loans	7,144,579	150,502	8.47%	6,865,330	567,132	8.26%	6,513,576	136,067	8.47%

Total earning assets	9,559,240	191,056	8.04%	8,797,595	689,102	7.83%	8,337,976	166,468	8.10%

Allowance for possible loan losses	(107,351)			(105,918)			(101,788)

Cash and due from banks	242,223			266,935			285,589

Other assets	567,838			534,435			542,520

Total assets	$10,261,950			9,493,047			9,064,297

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	1,020,384	—	—	1,055,306	—	—	1,066,573	—	—

Demand- interest bearing	643,842	852	0.53%	667,469	4,774	0.72%	659,189	1,098	0.68%

Savings	1,747,456	11,335	2.61%	1,791,390	40,327	2.25%	1,878,596	10,355	2.24%

Certificates and other time deposits	3,566,289	48,068	5.42%	3,284,516	169,783	5.17%	3,111,321	40,144	5.23%

Total deposits	6,977,971	60,255	3.47%	6,798,681	214,884	3.16%	6,715,679	51,597	3.12%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	2,287,852	33,340	5.86%	1,666,025	85,981	5.16%	1,239,299	19,250	6.30%

Total interest bearing liabilities	8,245,439	93,595	4.57%	7,409,400	300,865	4.06%	6,888,405	70,847	4.17%

Other liabilities	142,220			126,767			172,874

Mandatorily redeemable preferred securities	21,450			21,450			22,997

Shareholders’ equity	832,457			880,124			913,448

Total liabilities and shareholders’ equity	10,261,950			9,493,047			9,064,297

Net yield on earning assets	9,559,240	97,461	4.10%	8,797,595	388,237	4.41%	8,337,976	95,621	4.65%

Interest rate spread			3.47%			3.77%			3.93%

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis
Non-accrual loans have been included in the average balances

RESULTS OF OPERATIONS

      FirstMerit Corporation’s first quarter 2000 net income was $39.7 million, up 5.6% above the $37.6 million of core income earned in the first quarter of 1999. The first quarter 1999 core earnings are before $38.1 million of merger-related and extraordinary charges from the acquisition of Signal Corp, which was closed on February 12, 1999. After these charges, FirstMerit reported a loss of $504,000 in the first quarter of 1999.

      Performance this quarter was driven primarily by a strong increase in non-interest income and continued strict control of non-interest expenses. The efficiency ratio improved to 46.3% this quarter. First quarter 2000 returns on average common equity and average assets were 19.3% and 1.56%, respectively, compared with 1999 first quarter ratios (adjusted to exclude merger-related and extraordinary charges) of 16.7% and 1.68%, respectively.

      Net interest income on a fully tax-equivalent basis reached $97.5 million for the first quarter of 2000 compared to $95.6 million for the prior year’s quarter, an increase of 2.0%. The increase was primarily the result of a 15.0% increase in average earning assets, largely offset by the decline in net interest margin from 4.65% last year to 4.10% in the first 2000 quarter.

      Adjusted net revenue for the first quarter of 2000 was $137.1 million, or $1.54 per share, up 11.6% from $1.38 last year. Growth in fee income and earning assets more than offset the compression in net interest margin. Excluding gains/losses from the sale of securities, non-interest income was $39.6 million, a 21.8% increase from the $32.5 million reported a year ago. Trust income, up 20.9%, service charges on deposits, up 21.1%, credit card fees, up 28.7%, loan sales and servicing, up 38.4%, and other operating income, up 34.9%, together accounted for the strong growth in fee income. First quarter 2000 fees accounted for 28.9% of net revenues compared to 25.4% in the first quarter of 1999.

      Non-interest expense totaled $66.1 million in the first quarter of this year, down 7.9% from 1999 first quarter expenses, excluding merger-related and extraordinary charges resulting from the Signal acquisition. Improvement was experienced in every category, but most notably in bankcard and loan processing, down 26.9%; professional services, down 20.8%; and other operating expenses, down 14.8%. The efficiency ratio improved to 46.3% for this quarter versus 53.9% a year ago.

      Period-end assets reached $10.4 billion, 13.0% ahead of 1999 year ago assets of $9.2 billion. Earning assets were up 14.0%, with loans up 9.0%. Total loans, net of unearned interest, were $7.2 billion. Strong growth was experienced in every category except mortgage loans, which declined 46.0% as existing loans were securitized. Commercial loans, up 17.7%, and manufactured housing loans, up 123%, spearheaded portfolio growth.

      Total deposits at March 31, 2000 were $7.2 billion, an increase of 7.2% above year ago 1999 levels, with time deposits, up 16.9%, accounting for the majority of growth.

      The first quarter loan loss provision was $11.7 million, up 89.0% from the first quarter 1999 core provision of $6.2 million. Net charge-offs for the quarter were $8.3 million, or 0.47% of average loans outstanding on an annualized basis, compared to 0.72% a year ago. The allowance stands at 1.50% of period-end loans compared to 1.54% at the end of the prior-year quarter. Non-performing assets as a percent of loans and other real estate were 0.46% this first quarter, compared with 0.36% at December, 31, 1999 and 0.28% at March 31, 1999. Reserve coverage of non-performing assets was 3.2 times, down from 5.4 times the prior year quarter.

      Shareholders’ equity was $844.4 million at quarter end. Average equity to assets for the 2000 quarter was 8.11% compared to 10.08% last year. Common stock dividends paid were $0.20 per share, representing a 44.4% payout ratio. This compares with a 43.9% core payout ratio for the prior year quarter. At quarter end, there were 88.4 million shares outstanding.

      The components of change in per share income for the quarters ended March 31, 2000 and 1999 were as follows:

Changes in Earnings per Share
	Three months ended	Three months ended

	Core*	As Reported
	March 31,	March 31,
	2000/1999	2000/1999

Diluted net income per share March 31, 1999	$0.41	0.00

Increases (decreases) due to:

Net interest income — taxable equivalent	0.02	0.02

Provision for possible loan losses	(0.06)	0.05

Other income	0.01	0.01

Other expenses	0.06	0.43

Federal income taxes — taxable equivalent	(0.01)	(0.14)

Extraordinary item-extinguishment of debt	—	0.06

Change in share base	0.02	0.02

Net change in diluted net income per share	0.04	0.45

Diluted net income per share March 31, 2000	$0.45	0.45

* - The term “core” is defined as excluding merger-related and conforming accounting expenses associated with the Signal acquisition and the extraordinary charge from extinguishment of debt. See Note 2 to the Consolidated Financial Statements for more information.

Net Interest Income

      Net interest income, the Corporation’s principal source of earnings, is the difference between the interest income generated by earning assets (primarily loans and investment securities) and the total interest paid on interest bearing funds (namely deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent (“FTE”) basis, to provide a comparison among types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

      Net interest income FTE for the quarter ended March 31, 2000 was $97.5 million compared to $95.6 million for the same period one year ago, an increase of $1.9 million. The increase in net interest income FTE occurred because interest income from higher average earning assets outpaced additional interest expense incurred to fund the growth. A more detailed analysis follows and is also illustrated in the next table.

      Interest income increased during the quarter as higher average loan and investment securities balances contributed an additional $21.9 million compared to the same quarter last year. The average loan yield for both first quarter periods was 8.47%. The average yield on earning assets for the first quarter 2000 was 8.04%, six basis points less than the 8.10% earned for the three months ended March 31, 1999.

      Similar to the trend in earning assets, the large majority of the increase in interest expense was volume driven. Higher average balances in certificate and other time deposits (“CDs”) as well as wholesale borrowings increased interest expense by $21.4 million. Higher rates paid on CDs, savings and money market accounts increased interest expense by $3.6 million, offset by $1.2 million from lower rates paid on other borrowings.

Changes in Net Interest Differential -
Fully-Tax Equivalent Rate/Volume Analysis
(Dollars in thousands)

Quarters ended March 31, 2000 and 1999
Increase (Decrease)
Interest Income/Expense

	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$8,643	(132)	8,511

Loans held for sale	1,667	—	1,667

Loans	13,292	1,143	14,435

Federal funds sold	—	(25)	(25)

Total interest income	23,602	986	24,588

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	(20)	(226)	(246)

Savings	(851)	1,831	980

Certificates and other time deposits	6,132	1,792	7,924

Federal funds purchased, REPOs & other borrowings	15,280	(1,190)	14,090

Total interest expense	20,541	2,207	22,748

Net interest income	$3,061	(1,221)	1,840

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

Net Interest Margin
(Dollars in thousands)

	Quarters Ended
	March 31,

	2000	1999

Net interest income per financial statements	$96,451	94,447

Tax equivalent adjustment	1,010	1,174

Net interest income — FTE	$97,461	95,621

Average earning assets	$9,559,240	8,337,976

Net interest margin	4.10%	4.65%

      Average loans outstanding for the quarter ended March 31, 2000 were $7.145 billion, up $631.0 million or 9.7%, from $6.514 billion for the same quarter last year. Increases occurred in every category except mortgage loans which are being sold in the secondary market and the resulting proceeds reinvested in the other higher-yielding loan categories. Specific increases were as follows: commercial loans, up $550.4 million or 20.8%; installment loans, up $305.6 million or 26.1%; home equity loans up $63.7 million or 18.3%; manufactured housing loans up $399.5 million or 108.4% and leased assets up $116.7 million or 68.5%. Average outstanding loans for the 2000 and 1999 first quarters equaled 74.7% and 78.1% of average earning assets, respectively.

      Average deposits were $6.978 billion during the 2000 first quarter, up $262.3 million over the same period last year. The mix of demand deposits changed little from first quarter 1999; savings and money market account balances comprised 25.0% of total deposits during the first quarter of 2000 compared to 28.0% in 1999; CD balances made up 51.1% of average deposits during the current quarter up from 46.3% a year ago. Average other borrowings increased to $2.288 billion during the quarter, compared to $1.239 billion during the 1999 quarter. Other borrowings as a percentage of total interest bearing funds was 27.7% in 2000 and 18.0% during the 1999 quarter. Average interest bearing liabilities funded approximately 86% and 83% of average earning assets for the three months ended March 31, 2000 and 1999, respectively.

      In summary, loan growth over the past year continues to occur mainly in higher yielding consumer and commercial credits resulting in a lower concentration of mortgage loan outstandings. Funding of loan growth relied more heavily on CDs and other borrowings during the first quarter 2000 compared to the same 1999 quarter.

Other Income

      Other income for the quarter ended March 31, 2000 was $38.9 million, an increase of $839 thousand, or 2.2%, over the $38.0 million earned during the same period last year. Excluding securities sales, the increase in other income was $7.1 million, or 21.8%. Fee income, defined as other income less income from the sale of securities, as a percentage of net revenue during the quarter was 28.9% versus 25.4% a year ago. Net revenue is defined as net interest income on a fully-taxable equivalent basis plus fee income.

      Trust department income for the first quarter was $5.1 million, up $0.9 million from the $4.2 million earned one year ago. Service charges on depositors’ accounts totaled $11.0 million for the quarter, up from $9.1 million in the 1999 quarter. Credit card fees, including merchant services, increased 28.7% to $7.2 million for the quarter compared to $5.6 million for the three months ended March 31, 1999. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $3.2 million recorded during 1999’s first quarter to $3.5 million for same 2000 period. Manufactured housing income was $0.7 million during the quarter compared to $1.4 million last year.

      The Corporation recognizes other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is always looking for new opportunities to increase noninterest income.

Other Expenses

      Other expenses totaled $66.1 million for the first quarter 2000 compared to $71.8 million when 1999 merger-related costs are excluded. Details of the merger-related expenses are contained within Note 2 to the consolidated financial statements. Other expenses for the 1999 quarter, including the merger-related costs, were $105.4 million. The “lower-is-better” efficiency ratio for the quarter was 46.3% compared to 53.9% a year ago. The 1999 efficiency ratio excludes merger-related costs. The first quarter efficiency ratio indicates 46.3 cents in operating costs were spent to make each dollar of profit. This is the second consecutive quarter where the efficiency ratio has been less than 50 percent.

      All categories of first quarter 2000 expenses were lower than comparable 1999 first quarter results. First quarter 1999 results provided in this section for comparison exclude merger-related charges. Salaries, wages, pension and employee benefits, the largest component of other expenses, declined 1.3%, or $0.4 million; aggregate net occupancy and equipment expenses for the quarter were $10.2 million compared to $10.6 million for the same quarter last year; bankcard, loan processing and other costs were down $1.7 million; taxes other than federal income tax, and professional services each decreased $0.5 million; and other operating costs declined $1.1 million.

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

	March 31, 2000

	Book	Gross Unrealized	Gross Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agency obligations	$823,511	145	23,761	799,895

Obligations of state and political subdivisions	122,489	384	1,159	121,714

Mortgage-backed securities	1,141,960	140	49,610	1,092,490

Other securities	298,992	251	11,979	287,264

	$2,386,952	920	86,509	2,301,363

			Book Value	Market Value

Due in one year or less			$106,466	103,143

Due after one year through five years			485,355	473,155

Due after five years through ten years			408,824	396,030

Due after ten years			1,386,307	1,329,035

			$2,386,952	2,301,363

      The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 2000, by contractual maturity, were included in the previous table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1,916.6 million at March 31, 2000, $1,739.7 million at December 31, 1999 and $1,326.2 million at March 31, 1999 .

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

Loans

      Total loans outstanding at March 31, 2000 equaled $7.242 billion compared to $7.014 billion at December 31, 1999 and $6.646 billion at March 31, 1999. At quarter-end, the Corporation’s commercial loans were $3.245 billion, or 17.7% higher than the March 31, 1999 balance of $2.757 billion; mortgage loans were $890.8 million, down 46.0%; manufactured housing loans totaled $808.6 million, up from $362.9 million last year; and installment, home equity, bankcard, and leases (on a combined basis) were $2.299 billion, up 22.5%. Through sales and securitizations of conforming single-family mortgages in the secondary market, the Corporation continues to change its loan mix from lower yielding mortgage loans to higher earning commercial and non-mortgage consumer credits.

Asset Quality

      Total nonperforming assets (non-accrual loans, restructured loans, and other real estate) totaled $33.5 million at March 31, 2000 or 0.46% of period-end loans and other real estate. At December 31, 1999, nonperforming assets totaled $25.3 million or 0.36% of outstanding loans and other real estate compared to $18.9 million or 0.28% of outstanding loans and other real estate at March 31, 1999. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market prices, or the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, and in conjunction with provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

	(Dollars in thousands)

	March 31,	December 31,	March 31,
	2000	1999	1999

Impaired Loans:

Non-accrual	$27,539	20,159	14,683

Restructured	223	47	83

Total impaired loans	27,762	20,206	14,766

Other Loans:

Non-accrual	1,855	1,905	2,503

Restructured	—	—	—

Total other nonperforming loans	1,855	1,905	2,503

Total nonperforming loans	29,617	22,111	17,269

Other real estate (ORE)	3,848	3,173	1,643

Total nonperforming assets	33,465	25,284	18,912

Loans past due 90 days or more accruing interest	$26,870	30,878	17,296

Total nonperforming assets as a percent of total loans and ORE	0.46%	0.36%	0.28%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for possible loan losses at March 31, 2000 totaled $108.3 million, or 1.50% of total loans outstanding compared to $104.9 million, or 1.50% and $102.4 million, or 1.54% at December 31, 1999 and March 31, 1999, respectively. The annualized net charge-off percentage shown below for the first quarter 1999 was higher than historical levels due to charge-offs associated with the Signal acquisition.

	Three months ended		Year ended		Three months ended
Dollars in thousands	March 31,		December 31,		March 31,
	2000		1999		1999

Allowance — beginning of period	$104,897		96,149		96,149

Acquisition adjustment/other	—		1,028		1,312

Loans charged off:

Commercial, financial, agricultural	2,587		7,539		6,967

Installment to individuals	9,820		35,904		7,807

Real estate	351		3,350		55

Lease financing	305		1,043		261

Total charge-offs	13,063		47,836		15,090

Recoveries:

Commercial, financial, agricultural	1,020		3,997		1,356

Installment to individuals	3,561		12,910		2,113

Real estate	2		540		—

Lease financing	160		679		121

Total recoveries	4,743		18,126		3,590

Net charge-offs	8,320		29,710		11,500

Provision for possible loan losses	11,714		37,430		16,398

Allowance — end of period	$108,291		104,897		102,359

Annualized net charge offs as a percent of average loans	0.47%		0.43%		0.72%

Allowance for possible loan losses:

As a % of loans outstanding at end of period	1.50%		1.50%		1.54%

As a multiple of annualized net charge offs	3.24	X	3.53	X	2.19	X

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

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in Thousands)
Three months and year ended

	March 31, 2000		December 31, 1999		March 31, 1999
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,020,384	—	1,055,306	—	1,066,573	—

Interest-bearing DDA	643,842	0.53%	667,469	0.72%	659,189	0.68%

Savings deposits	1,747,456	2.61%	1,791,390	2.25%	1,878,596	2.24%

CDs and other time	3,566,289	5.42%	3,284,516	5.17%	3,111,321	5.23%

	$6,977,971	3.47%	6,798,681	3.16%	6,715,679	3.12%

      Average CDs totaled $3.566 billion for the quarter ended March 31,2000, up 14.6% from $3.111 billion for the 1999 quarter. On a percentage basis, average CDs were 43% and 45%, respectively, of total interest bearing funds for the March 31,2000 and 1999 quarters; average savings deposits, including money market accounts, were 21% of interest bearing funds during the quarter ended March 31, 2000 and 27% for the same period last year; interest-bearing demand deposits were 8% of total interest bearing funds during 2000’s first quarter and 10% for the corresponding 1999 period; and wholesale borrowings increased from 18% of interest-bearing funds during the three months ended March 31, 1999 to 28% for the March 31, 2000 quarter. Interest bearing liabilities funded approximately 86% of average earning assets during the quarter ended March 31, 2000 and approximately 83% during the quarter ended March 31, 1999.

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of March 31, 2000 by time remaining until maturity.

(Dollars in Thousands)	Amount

Maturing in:

Under 3 months	$537,275

3 to 12 months	404,048

Over 12 months	266,966

$1,208,289

Market Risk

      The Corporation is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (“ALCO”) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation’s operations. ALCO monitors the Corporation’s interest rates and sets limits on allowable risk annually. Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Corporation’s market risk is composed primarily of interest rate risk. Interest rate risk on the Corporation’s balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity gap mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of the Corporation’s retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for the Corporation. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

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

Capital Resources

      Shareholders’ equity at March 31, 2000 totaled $844.4 million compared to $833.6 million at December 31, 1999 and $886.2 million at March 31, 1999. See the Consolidated Statement of Changes in Shareholders’ Equity for detailed activity of the equity accounts.

      The following table reflects the various measures of capital:

	As of	As of		As of
	March 31,	December 31,		March 31,
	2000	1999		1999
(In thousands)
Total equity	844,421 8.14%	833,575	8.24%	886,230	9.65%

Common equity	840,603 8.10%	829,697	8.20%	876,931	9.55%

Tangible common equity (a)	681,802 6.67%	668,321	6.71%	711,879	7.90%

Tier 1 capital (b)	757,205 8.94%	734,492	8.81%	723,566	9.55%

Total risk-based capital (c)	1,016,113 12.00%	843,658	10.12%	824,653	10.88%

Leverage (d)	757,205 7.50%	734,492	7.47%	723,566	8.11%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2000, the Corporation’s risk-based capital equaled 12.00% of risk adjusted assets, exceeding minimum guidelines.

      The cash dividend of $0.20 paid in the first quarter has an indicated annual rate of $0.80 per share.

PART II. — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index
Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)*

10.2	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*

10.3	FirstMerit Corporation 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*

10.4	FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*

10.5	FirstMerit Corporation 1997 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)*

10.6	FirstMerit Corporation 1999 Stock Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 filed by the Registrant on May 21, 1999)*

10.7	FirstMerit Corporation 1987 Stock Option and Incentive Plan (SF) 1998 (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 10, 2000)*

10.8	FirstMerit Corporation 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the form 10-K filed by the registrant on March 10, 2000)*

10.9	FirstMerit Corporation 1994 Stock Option Plan (SF) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 10, 2000)*

10.10	FirstMerit Corporation 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 10, 2000.*

10.11	FirstMerit Corporation Amended and Restated Stock Option and Incentive Plan (SG)(incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on March 10, 2000)*

10.12	FirstMerit Corporation Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.13	FirstMerit Corporation 1997 Omnibus Incentive Plan (SG)(incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 10, 2000)*

10.14	FirstMerit Corporation 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.14 to the Form 10-K filed by the registrant on March 10, 2000)*

10.15	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*

10.16	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*

10.17	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.18	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.19	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.20	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.23	Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)*

10.24	Employment Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.1 to the Form 10-Q filed by the Registrant on November 12, 1999)*

A	Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.2 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.26	Stock Option Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.3 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.27	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.28	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.29	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.30	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*

10.31	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.32	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.33	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*

10.34	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.35	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.36	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.37	Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on March 22, 1999)*

10.38	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*

10.39	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*

10.40	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29, 1999 (incorporated by reference from Exhibit 10.40 to the Form 10-K filed by the registrant on March 10, 2000)

10.41	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)*

21	Direct and Indirect Subsidiaries of FirstMerit Corporation

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

27	Financial Data Schedule

* Management Contract or Compensatory Plan or Arrangement

(b)	Form 8-K

There were no Form 8-K filings during the first quarter 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE: May 12, 2000