Form 10-Q
period 2000-06-30
FIRSTMERIT CORP /OH/
filed 2000-08-14
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2000

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
JUNE 30, 2000
88,348,369

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

Consolidated Balance Sheets as of June 30, 2000, December 31, 1999 and June 30, 1999

Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 1999 and for the six months ended June 30. 2000

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements as of June 30, 2000, December 31, 1999, and June 30, 1999

Management’s Discussion and Analysis of Financial Conditions as of June 30, 2000, December 31, 1999
      and June 30, 1999 and Results of Operations for the quarter and six months ended June 30, 2000 and 1999 and for the year ended December 31, 1999.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 1999)	June 30	December 31	June 30

	2000	1999	1999

ASSETS

Investment securities	$2,239,825	2,394,034	1,631,149

Federal funds sold & other investments	55,100	25,100	1,380

Loans held for sale	48,154	46,005	—

Commercial loans	3,279,392	3,122,520	2,918,910

Mortgage loans	880,326	878,323	1,656,537

Installment loans	1,532,276	1,471,149	1,346,219

Home equity loans	433,469	408,343	391,532

Credit card loans	105,760	108,163	99,917

Manufactured housing loans	882,380	753,254	536,220

Leases	295,608	272,429	189,938

Total loans	7,409,211	7,014,181	7,139,273

Less allowance for possible loan losses	110,089	104,897	106,785

Net loans	7,299,122	6,909,284	7,032,488

Cash and due from banks	258,682	215,071	277,307

Premises and equipment, net	134,351	132,219	136,914

Intangible assets	157,284	162,374	162,267

Accrued interest receivable and other assets	289,491	231,390	246,526

	$10,482,009	10,115,477	9,488,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,056,440	1,016,535	1,041,103

Demand-interest bearing	635,602	661,961	670,406

Savings and Money Market	1,806,085	1,687,983	1,792,681

Certificates and other time deposits	4,255,069	3,493,668	3,100,701

Total deposits	7,753,196	6,860,147	6,604,891

Securities sold under agreements to repurchase and other borrowings	1,724,647	2,281,243	1,863,963

Total funds	9,477,843	9,141,390	8,468,854

Accrued taxes, expenses, and other liabilities	137,370	140,512	152,675

Total liabilities	9,615,213	9,281,902	8,621,529

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares	—	—	—

Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 125,708, 163,534 and 168,184 shares outstanding at June 30, 2000, December 31, 1999 and June 30, 1999, respectively	3,025	3,878	4,046

Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362, 92,054,156 and 92,054,156 shares, respectively	127,937	127,937	127,937

Capital surplus	114,545	116,930	117,960

Accumulated other comprehensive income	(52,152)	(45,082)	(22,598)

Retained earnings	761,942	719,811	674,448

Treasury stock, at cost, 3,630,993, 3,678,904 and 1,605,811	(88,501)	(89,899)	(35,291)

Total shareholders’ equity	866,796	833,575	866,502

	$10,482,009	10,115,477	9,488,031

Certain previously reported amounts may have been reclassified to conform to current reporting presentation.

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS	Unaudited

(Dollars in thousands)	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2000	2000	1999	1999	1999	1999

ASSETS

Investment securities & federal funds sold	$2,286,405	2,356,628	2,165,952	1,864,012	1,719,273	1,824,400

Loans held for sale	50,374	58,033	25,091	—	—	—

Commercial loans	3,275,629	3,198,639	3,028,292	2,929,115	2,821,088	2,648,284

Mortgage loans	892,438	898,918	1,176,400	1,401,899	1,675,442	1,707,232

Installment loans	1,502,518	1,474,474	1,462,200	1,418,423	1,330,759	1,168,905

Home Equity loans	426,009	411,928	403,086	391,277	380,361	348,220

Credit card loans	103,934	105,573	102,926	100,756	100,290	102,080

Manufactured housing loans	846,485	768,027	711,697	593,752	415,032	368,503

Leases	296,717	287,020	240,809	202,950	180,729	170,352

Loans less unearned income	7,343,730	7,144,579	7,125,410	7,038,172	6,903,701	6,513,576

Less allowance for possible loan losses	110,139	107,351	108,833	108,067	104,875	101,788

Net loans	7,233,591	7,037,228	7,016,577	6,930,105	6,798,826	6,411,788

Cash and due from banks	242,325	242,223	252,291	238,835	272,025	285,589

Premises and equipment, net	134,523	133,584	134,932	136,448	139,026	140,149

Accrued interest receivable

and other assets	444,407	434,254	399,693	428,498	400,547	402,371

Total Assets	$10,391,625	10,261,950	9,994,536	9,597,898	9,329,697	9,064,297

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,052,392	1,020,384	1,034,130	1,036,066	1,080,078	1,066,573

Demand-interest bearing	645,325	643,842	656,777	659,437	694,590	659,189

Savings and money market	1,808,127	1,747,456	1,711,288	1,741,610	1,836,459	1,878,596

Certificates and other time deposits	3,876,139	3,566,289	3,504,583	3,407,053	3,109,435	3,111,321

Total deposits	7,381,983	6,977,971	6,906,778	6,844,166	6,720,562	6,715,679

Securities sold under agreements to repurchase and other borrowings	2,030,837	2,287,852	2,099,156	1,718,674	1,538,493	1,239,299

Total funds	9,412,820	9,265,823	9,005,934	8,562,840	8,259,055	7,954,978

Accrued taxes, expenses and other liabilities	133,026	163,670	137,885	172,355	175,509	195,871

Total liabilities	9,545,846	9,429,493	9,143,819	8,735,195	8,434,564	8,150,849

SHAREHOLDERS’ EQUITY	845,779	832,457	850,717	862,703	895,133	913,448

LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,391,625	10,261,950	9,994,536	9,597,898	9,329,697	9,064,297

Certain previously reported amounts may have been reclassified to conform to current reporting presentation.

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
	(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Interest income:

Interest and fees on loans	$160,176	145,618	312,282	281,613

Interest and dividends on securities	37,071	24,660	75,011	53,959

Total interest income	197,247	170,278	387,293	335,572

Interest expense:

Demand-interest bearing	832	1,725	1,684	2,823

Savings	12,821	10,139	24,156	20,494

Certificates and other time deposits	56,317	39,107	104,385	79,251

Interest on securities sold under agreements to repurchase and other borrowings	31,988	17,332	65,328	36,582

Total interest expense	101,958	68,303	195,553	139,150

Net interest income	95,289	101,975	191,740	196,422

Provision for possible loan losses	8,346	9,657	20,060	26,055

Net interest income after provision for possible loan losses	86,943	92,318	171,680	170,367

Other income:

Trust department income	5,775	4,595	10,835	8,781

Service charges on depositors’ accounts	11,638	10,574	22,650	19,669

Credit card fees	8,272	6,833	15,506	12,452

Service fees — other	3,693	3,545	7,194	6,774

Manufactured housing income	922	1,400	1,573	2,831

Securities gains (losses)	137	2,536	(577)	8,077

Loan sales and servicing	1,723	1,855	4,503	3,863

Other operating income	7,028	5,086	16,392	12,026

Total other income	39,188	36,424	78,076	74,473

	126,131	128,742	249,756	244,840

Other expenses:

Salaries, wages, pension and employee benefits	30,993	33,080	63,372	75,351

Net occupancy expense	4,908	4,770	10,656	10,872

Equipment expense	4,139	5,111	8,565	9,624

Amortization of intangibles	2,688	2,897	5,376	5,611

Other operating expense	25,989	27,080	46,837	76,896

Total other expenses	68,717	72,938	134,806	178,354

Income before Federal income taxes and extraordinary item	57,414	55,804	114,950	66,486

Federal income taxes	17,438	16,896	35,275	22,235

Income before extraordinary item	39,976	38,908	79,675	44,251

Extraordinary item, net of tax benefit of $3,148 (extinguishment of debt)	—	—	—	(5,847)

Net income	$39,976	38,908	79,675	38,404

Other comprehensive income (loss), net of taxes	4,002	(19,296)	(7,070)	(28,456)

Comprehensive Income	$43,978	19,612	72,605	9,948

Basic net income per share:

Income before extraordinary item	$0.45	0.43	0.90	0.48

Extraordinary item	—	—	—	(0.06)

Basic net income after extraordinary charge	$0.45	0.43	0.90	0.42

Diluted net income per share:

Income before extraordinary item	0.45	0.42	0.90	0.48

Extraordinary item	—	—	—	(0.06)

Diluted net income after extraordinary charge	$0.45	0.42	0.90	0.42

Dividends paid	$0.22	0.18	0.42	0.36

Weighted-average shares outstanding — basic	88,341	91,049	88,327	91,028

Weighted-average shares outstanding — diluted	89,019	92,311	89,045	92,344

Certain previously reported amounts may have been reclassified to conform to current reporting practices.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands except per share data)

(2000 Amounts are unaudited)				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders'
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at Year Ended 1997	$9,917	119,893	80,297	4,603	651,907	(118,940)	747,677

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share) & preferred stock	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Stock options exercised/debentures or preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	—

Market adjustment investment securities	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at December 31, 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income	—	—	—	—	119,871	—	119,871

Cash dividends — common stock ($0.76 per share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—	—	—		(305)	—	(305)

Stock options exercised/debentures or preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	35	788	777

Balance at December 31, 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

Net income	—	—	—	—	79,675	—	79,675

Cash dividends — common stock ($0.42 per share)	—	—	—	—	(37,257)	—	(37,257)

Cash dividends — preferred stock	—	—	—	—	(143)	—	(143)

Stock options exercised/debentures or preferred stock converted	(853)	—	(2,385)	—	—	4,436	1,198

Treasury shares purchased	—	—	—	—	—	(3,038)	(3,038)

Market adjustment investment securities	—	—	—	(7,070)	—	—	(7,070)

Other	—	—	—	—	(144)	—	(144)

Balance at June 30, 2000	$3,025	127,937	114,545	(52,152)	761,942	(88,501)	866,796

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2000 and 1999

(In thousands)

	(Unaudited)

	2000	1999

Operating Activities

Net income	$79,675	38,404

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	20,060	26,055

Provision for depreciation and amortization	8,655	9,782

Amortization of investment securities premiums, net	330	1,275

Amortization of income for lease financing	(7,070)	(6,384)

Gains (losses) on sales of investment securities, net	577	(8,077)

Deferred federal income taxes	8,376	(3,337)

Increase in interest receivable	(9,352)	(18,733)

Increase in interest payable	23,427	4,293

Amortization of values ascribed to acquired intangibles	5,376	5,611

Other decreases	(81,505)	(672)

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,549	48,217

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	120,556	385,912

Available-for-sale — maturities	151,644	286,190

Purchases of investment securities available-for-sale	(128,587)	(461,595)

Net decrease in federal funds sold	(30,000)	30,359

Net increase in loans and leases, except sales	(404,977)	(749,863)

Purchases of premises and equipment	(13,979)	(13,204)

Sales of premises and equipment	3,192	7,349

NET CASH USED BY INVESTING ACTIVITIES	(302,151)	(514,852)

Financing Activities

Net increase (decrease) in demand, NOW and savings deposits	131,648	(250,292)

Net increase in time deposits	761,401	9,205

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	(556,596)	708,287

Cash dividends	(37,400)	(33,204)

Purchase of treasury shares	(3,038)	(27,354)

Proceeds from exercise of stock options	1,198	9,303

NET CASH PROVIDED BY FINANCING ACTIVITIES	297,213	415,945

Increase (decrease) in cash and cash equivalents	43,611	(50,690)

Cash and cash equivalents at beginning of year	215,071	327,997

Cash and cash equivalents at end of year	$258,682	277,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year:

Interest, net of amounts capitalized	$99,206	71,730

Income taxes	$40,263	18,967

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2000, December 31, 1999 and June 30, 1999

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

2. Acquisitions and Merger-related Costs — On October 23, 1998, the Corporation completed the acquisition of Security First Corp. (“Security First”), a $771.1million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, related notes and management’s discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The components of these costs and the remaining unpaid amounts at December 31, 1999 and June 30, 2000 are shown in the following table. The remaining liability at June 30, 2000 is expected to be paid during 2000 and is not expected to have any adverse effect on liquidity.

      In conjunction with the Security First acquisition, on September 14, 1998, FirstMerit closed on the secondary underwritten public offering of 1.38 million shares of FirstMerit Common Stock. The reissuance of these shares was necessary to allow FirstMerit to treat the Security First merger as a pooling-of-interests for accounting purposes.

(Dollars in thousands)	Estimated
	Liability at	Remaining Liability	Remaining Liability
Description of Cost	Acquistion	December 31, 1999	June 30, 2000

Salary, wages and benefits	$1,689	11	—

Occupancy and equipment expense	552	40	27

Loan conversion expense	1,516	154	113

Professional services	4,450	—	—

Other operating expenses	1,576	1,148	727

Total Other Expenses	9,783	1,353	867

Reduction of other operating income	89	—	—

Provision for loan losses	7,300	—	—

Total Income Statement Effect	$17,172	1,353	867

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

      In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $52.8 million, before taxes, or $38.1 million after taxes. The components of these costs and the remaining unpaid amounts at June 30, 2000 are shown in the following table. The unpaid liability at June 30, 2000 is expected to be paid during the remainder of 2000 and is not expected to have a material impact on liquidity.

(Dollars in thousands)	Estimated
	Liability at	Remaining Liability	Remaining Liability
Description of Cost	Acquistion	December 31, 1999	June 30, 2000

Salary, wages and benefits	$7,736	—	—

Loan conversion expense	7,016	12	12

Professional services	8,856	—	—

Other operating expenses	10,014	1,120	621

Total Other Expenses	33,622	1,132	633

Provision for loan losses	10,200	—	—

Total Income Statement Effect	$43,822	1,132	633

      3. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification — Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three-month and six-month periods ended June 30, 2000 and June 30, 1999. In the Earnings Summary and other sections of Management’s Discussion and Analysis, these same income statement categories and ratios are calculated excluding merger and other unusual expenses.

In thousands, except
averages in millions
			Parent Company
	Super		Other Subsidiaries		Corporate
2000	Community Banking		& Eliminations		Consolidated

OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$96,605	193,669	(1,316)	(1,929)	95,289	191,740

Provision for loan losses	8,346	19,963	—	97	8,346	20,060

Other income	40,721	77,012	(1,533)	1,064	39,188	78,076

Other expenses	68,316	134,668	401	138	68,717	134,806

Net income	39,046	76,729	930	2,946	39,976	79,675

AVERAGES:

Assets	10,318	10,265	NM	NM	10,392	10,318

Loans	7,327	7,235	NM	NM	7,344	7,237

Earnings assets	9,649	9,599	NM	NM	9,681	9,611

Deposits	7,409	7,201	NM	NM	7,382	7,180

Equity	$0.873	0.859	NM	NM	0.846	0.839

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	19.09%	19.18%

ROA	NM	NM	NM	NM	1.55%	1.55%

Efficiency ratio	NM	NM	NM	NM	48.79%	47.52%

In thousands, except
averages in millions
			Parent Company
	Super		Other Subsidiaries		Corporate
1999	Community Banking		& Eliminations		Consolidated

OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$103,289	199,161	(1,322)	(2,747)	101,967	196,414

Provision for loan losses	9,392	25,610	265	445	9,657	26,055

Other income	34,962	71,810	1,462	2,663	36,424	74,473

Other expenses	74,501	179,934	(1,571)	(1,588)	72,930	178,346

Income before extraordinary charge	33,572	39,921	5,336	4,330	38,908	44,251

Net income	33,572	34,074	5,336	4,330	38,908	38,404

AVERAGES:

Assets	9,312	9,187	NM	NM	9,330	9,177

Loans	6,899	6,702	NM	NM	6,904	6,710

Earnings assets	8,654	8,517	NM	NM	8,623	8,473

Deposits	6,775	6,778	NM	NM	6,721	6,719

Equity	$0.827	0.828	NM	NM	0.895	0.906

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	17.43%	8.55%

ROA	NM	NM	NM	NM	1.67%	0.84%

Efficiency ratio*	NM	NM	NM	NM	51.13%	52.47%

      NM=Not Meaningful

      * - Adjusted for merger-related and conforming expenses and an extraordinary item.

      The table below presents estimated revenues from external customers, by product and service group for the 2000 and 1999 periods:

Dollars in 000s

2000	Retail		Commercial		Trust		Total

	2Q	YTD	2Q	YTD	2Q	YTD	2Q	YTD

Interest and fees	$102,228	199,504	111,378	220,683	5,775	10,835	219,381	431,022
Service charges	11,776	23,859	3,555	5,985	—	—	15,331	29,844
Loan sales/service	1,723	4,503	—	—	—	—	1,723	4,503

Totals	$115,727	227,866	114,933	226,668	5,775	10,835	236,435	465,369

Dollars in 000s

1999	Retail		Commercial		Trust		Total

	2Q	YTD	2Q	YTD	2Q	YTD	2Q	YTD

Interest and fees	$97,097	195,195	89,036	175,763	4,595	8,781	190,728	379,739
Service charges	11,725	21,608	2,394	4,835	—	—	14,119	26,443
Loan sales/service	1,855	3,863	—	—	—	—	1,855	3,863

Totals	$110,677	220,666	91,430	180,598	4,595	8,781	206,702	410,045

      4. Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

EARNINGS PER SHARE	2Q 2000	YTD 2000	2Q 1999	YTD 1999

Net income	$39,976	79,675	38,908	38,404
Less: preferred stock dividends	(64)	(129)	(84)	(171)
Income available to common shareholders	39,912	79,546	38,824	38,223
Average common shares outstanding	88,341,098	88,327,153	91,048,773	91,028,180

Earnings per basic common share	$0.45	0.90	0.43	0.42

Income available to common shareholders	$39,912	79,546	38,824	38,223
Add: preferred stock dividends	64	129	84	171
Add: interest on convertible bonds, net	13	29	18	39
Income used in diluted EPS calculation	39,989	79,704	38,926	38,433
Average common shares outstanding	88,341,098	88,327,153	91,048,773	91,028,180
Add: common stock equivalents — stock options	234,155	215,979	653,245	639,515
Add: common stock equivalents - convertible debentures	94,561	107,071	142,214	145,916
Add: common stock equivalents - convertible preferred securities	348,712	394,483	466,540	530,743
Average common shares and common stock equivalents outstanding	89,018,526	89,044,686	92,310,772	92,344,354

Earnings per diluted common share	$0.45	0.90	0.42	0.42

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

      7. Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the June 30, 2000 and 1999 and December 31, 1999 statements of condition and the results of operations for the quarters and six-month periods ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles.

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

AVERAGE CONSOLIDATED BALANCE SHEETS
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended

(Dollars in thousands)	June 30, 2000			December 31, 1999			June 30, 1999

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,852,549	30,002	6.51%	1,444,591	87,238	6.04%	1,276,038	18,450	5.80%

Obligations of states and political subdivisions (tax-exempt)	119,139	2,430	8.20%	130,416	10,618	8.14%	136,300	2,806	8.26%

Other securities	296,675	5,258	7.13%	317,799	19,275	6.07%	305,786	4,462	5.85%

Total investment securities	2,268,363	37,690	6.68%	1,892,806	117,131	6.19%	1,718,124	25,718	6.00%

Federal funds sold & other interest-earning assets	18,042	301	6.71%	5,041	204	4.05%	1,149	14	4.89%

Loans held for sale	50,374	1,003	8.01%	34,418	4,635	13.47%	—	—	—

Loans	7,343,730	159,236	8.72%	6,865,330	567,132	8.26%	6,903,701	145,682	8.46%

Total earning assets	9,680,509	198,230	8.24%	8,797,595	689,102	7.83%	8,622,974	171,414	7.97%

Allowance for possible loan losses	(110,139)			(105,918)			(104,875)

Cash and due from banks	242,325			266,935			272,025

Other assets	578,930			534,435			539,573

Total assets	$10,391,625			9,493,047			9,329,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	1,052,392	—	—	1,055,306	—	—	1,080,078	—	—

Demand- interest bearing	645,325	832	0.52%	667,469	4,774	0.72%	694,590	1,725	1.00%

Savings	1,808,127	12,821	2.85%	1,791,390	40,327	2.25%	1,836,459	10,139	2.21%

Certificates and other time deposits	3,876,139	56,317	5.84%	3,284,516	169,783	5.17%	3,109,435	39,107	5.04%

Total deposits	7,381,983	69,970	3.81%	6,798,681	214,884	3.16%	6,720,562	50,971	3.04%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	2,030,837	31,988	6.34%	1,666,025	85,981	5.16%	1,538,493	17,332	4.52%

Total interest bearing liabilities	8,360,428	101,958	4.90%	7,409,400	300,865	4.06%	7,178,977	68,303	3.82%

Other liabilities	111,576			126,767			154,059

Mandatorily redeemable preferred securities	21,450			21,450			21,450

Shareholders’ equity	845,779			880,124			895,133

Total liabilities and shareholders’ equity	$10,391,625			9,493,047			9,329,697

Net yield on earning assets	$9,680,509	96,272	4.00%	8,797,595	388,237	4.41%	8,622,974	103,111	4.80%

Interest rate spread			3.34%			3.77%			4.15%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

RESULTS OF OPERATIONS

      FirstMerit Corporation’s second quarter 2000 net income was $40.0 million, or 2.8% above the $38.9 million earned in the second quarter of 1999. Return on average common equity (ROE) for the current year three-month period was 19.09%, up from 17.43% a year ago. Return on average assets (ROA) for the three months ended June 30, 2000 was 1.55% compared to 1.67% for the same 1999 period.

      For the six-month period ended June 30, 2000, net income totaled $79.7 million, up 4.2% from $76.5 million last year, when 1999 after-tax merger costs of $38.1 million are excluded. First-half 1999 net income was $38.4 million including merger costs. ROE and ROA for the 2000 first half were 19.18% and 1.55%, respectively, compared to the same ratios for 1999, on an adjusted basis, of 17.03% and 1.68%.

      Net interest income on a fully tax-equivalent basis (FTE) was $96.2 million for the second quarter of 2000 compared to $103.1 million for the prior year quarter, a decrease of 6.7%. This decrease reflects a decline in net interest margin from 4.80% last year to 4.00% this current quarter, partially offset by a 12.3% increase in average earning assets. For the first six months of 2000, net interest income FTE totaled $193.7 million compared to $198.7 million last year. Similar to the trend for the three-month period, the decline in net interest income occurred as higher interest income was more than offset by higher funding costs. The net interest margin for the half was 4.05% compared to 4.73% in 1999.

      Adjusted net revenue for the second quarter of 2000 was $135.3 million or $1.52 per share, up 2.4% from the prior year level of $1.48 per share. The impact of margin compression slightly exceeded growth in fee income. Excluding gains/losses from the sale of securities, non-interest income was $39.1 million, a 15.2% increase from the $33.9 million reported a year ago. Trust income, credit card fees and other operating income, including higher commissions on equity and insurance sales continued their strong performance during the quarter, offset by declines in manufactured housing income and loan sales — due to lower sale activity. Second quarter 2000 fees accounted for 28.9% of net revenues compared to 24.7% in the second quarter of 1999. For the six-month period, fees comprised 28.88% of net revenue, up 384 basis points from 25.04% a year ago.

      Non-interest expense totaled $68.7 million in the second quarter of this year, down 5.8% from second quarter 1999 expenses of $72.9 million. Lower costs were experienced in salary and benefit expenses, equipment expense and other operating expense. The efficiency ratio improved to 48.8% for this quarter versus 51.1% a year ago. The efficiency ratios for the two six-month periods, excluding merger costs in 1999, were 47.52% and 52.47%, respectively.

      Period-end assets reached $10.5 billion, 10.5% ahead of 1999 year ago assets of $9.5 billion. Earning assets were up 11.2%, while loans, excluding mortgage loans (which yield less than the other loan types), rose 19.1%. Commercial loans increased 12.3%, installment loans were up 16.4% and manufactured housing loans rose 64.6%, accounting for the majority of the portfolio growth.

      Total deposits at June 30, 2000 were $7.8 billion, an increase of 17.4% above year ago 1999 levels; time deposits, up 37.2%, accounted for most of the deposit growth.

      The second quarter loan loss provision was $8.3 million, down 13.6% from the second quarter 1999 provision of $9.7 million. Net charge-offs for the quarter were $6.5 million, or 0.36% of average loans outstanding on an annualized basis, compared to 0.47% at March 31, 2000 and 0.29% a year ago. The allowance stands at 1.49% of period-end loans compared to 1.50% at the end of the prior-year quarter. Non-performing assets as a percent of loans and other real estate were 0.40% this second quarter, compared with 0.46% at March 31, 2000 and 0.30% at June 30, 1999. Reserve coverage of non-performing assets was 3.7 times at quarter end compared to 3.2 times at March 31, 2000 and 5.0 times at June 30, 1999.

      Shareholders’ equity was $866.8 million at quarter end. Average equity to assets for this 2000 quarter was 8.14% compared to 9.59% last year. Common stock dividends paid during the quarter were $0.22 per share up from $0.18 last year. For the six months ended June 30, 2000, cash dividends paid on common shares were $0.42, up 16.7% from the $0.36 paid during the same 1999 period. At quarter end, there were 88.3 million common shares outstanding.

      Diluted earnings per share for the second quarter were $0.45 compared to last year’s quarterly earnings of $0.42. For the six months ended June 30, 2000, diluted earnings per share were $0.90 compared to $0.83 recorded for the same 1999 period, when 1999 first quarter merger costs and the extraordinary charge are excluded (defined as core earnings). Diluted earnings per share for the six months ended June 30, 1999 totaled $0.42 when the merger costs and extraordinary charge are included. The components of change in per share income for the three-month and six-month periods ended June 30, 2000 and 1999 are summarized in the following table:

	Reported	Reported	Core Earnings
	Three months	Six months	Six months
	ended	ended	ended
Changes in Earnings per	June 30,	June 30,	June 30,
Share	2000/1999	2000/1999	2000/1999

Diluted net income/core earnings per share June 30, 1999	$0.42	0.42	0.83

Increases (decreases) due to:

Net interest income — taxable equivalent	(0.07)	(0.06)	(0.05)

Provision for possible loan losses	0.01	0.07	(0.04)

Other income	0.03	0.03	0.03

Other expenses	0.04	0.48	0.11

Federal income taxes — taxable equivalent	0.00	(0.14)	(0.01)

Extraordinary item - extinguishment of debt	—	0.07	—

Change in share base	0.02	0.03	0.03

Net change in diluted net income per share	0.03	0.48	0.07

Diluted net income per share June 30, 2000	$0.45	0.90	0.90

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

      Net interest income FTE for the quarter ended June 30, 2000 was $96.3 million compared to $103.1 million for the same period one year ago, a decrease of $6.8 million. The decrease occurred because the rise in FTE interest income of $26.8 million was more than offset by the increase in interest expense of $33.6 million.

      As shown in the following rate/volume table, FTE interest income rose $26.8 million mainly as a result of volume increases in earning assets, which accounted for 74% of the increase. Specifically, compared to the same quarter last year, the higher interest income was produced as follows: higher loan outstandings contributed $10.5 million; higher securities balances, including federal funds sold, added $9.3 million; higher yields on loans contributed $4.0 million and higher yields on securities/fed funds sold added the remaining $3.0 million.

      The increase in interest expense of $33.7 million, compared to the same 1999 quarter, was more evenly split between rate (45%) and volume (55%) than was the rise in interest income. The biggest factors for higher interest costs were increases related to higher average certficate and time (CD) balances ($11.1 million); higher rates paid on CDs ($6.1 million); higher wholesale borrowing balances ($7.8 million) and higher wholesale borrowing rates.

      For the year-to-date period, net interest income FTE declined $5.0 million to $193.7 million. The net decrease occurred as interest income FTE rose $51.4 million while interest expense increased $56.4 million. Higher loan volume added $25.6 million to interest income, compared to last year’s six-month period, higher securities balances added $17.5 million and higher rates earned on all interest-bearing assets increased interest income by $8.0 million. Interest expense rose as higher interest rates on customer deposits and wholesale borrowings increased interest expense by $17.1 million and interest paid on higher funding volumes resulted in an increase in interest expense of $39.3 million.

Changes in Net Interest Differential —
Fully-Tax Equivalent Rate/Volume Analysis
(Dollars in thousands)

		Quarters ended			Six Months Ended
		June 30,			June 30,
		2000 and 1999			2000 and 1999
	Increase (Decrease)			Increase (Decrease)
	Interest Income/Expense			Interest Income/Expense

	Volume	Yield Rate	Total	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$8,959	3,013	11,972	17,546	2,939	20,485

Loans and loans held for sale	10,544	4,013	14,557	25,571	5,086	30,657

Federal funds sold and others	282	5	287	262	0	262

Total interest income	$19,785	7,031	26,816	43,379	8,025	51,404

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	$(64)	(829)	(893)	(85)	(1,054)	(1,139)

Savings	(201)	2,883	2,682	(1,082)	4,744	3,662

Certificates and other time deposits	11,140	6,070	17,210	17,135	7,999	25,134

Federal Funds Purchased, REPOs & other borrowings	7,755	6,901	14,656	23,356	5,390	28,746

Total interest expense	$18,630	15,025	33,655	39,324	17,079	56,403

Net interest income	$1,155	(7,994)	(6,839)	4,055	(9,054)	(4,999)

Note: The variance created by a combination of rate and volume has been entirely allocated to the volume column.

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

2

Net Interest Margin
(Dollars in thousands)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net interest income per financial statements	$95,289	101,975	191,740	196,422

Tax equivalent adjustment	983	1,136	1,993	2,310

Net interest income — FTE	96,272	103,111	193,733	198,732

Average earning assets	$9,680,509	8,622,974	9,610,892	8,473,480

Net interest margin	4.00%	4.80%	4.05%	4.73%

Other Income

      Other income for the quarter ended June 30, 2000 was $39.2 million, an increase of $2.8 million or 7.6%, over the $37.0 million earned during the same period last year. Excluding securities sales, the increase in other income was $5.2 million, or 15.2%. For the six-month period, excluding securities gains, other income totaled $78.7 million, up 18.5% from $66.4 million a year ago.

      Trust department income for the second quarter was $5.8 million, up 25.7% from the $4.6 million earned one year ago. Service charges on depositors’ accounts increased 10.1% to $11.6 million from $10.6 million for last year’s second quarter. Credit card fees, including merchant services, increased 21.1% to $8.3 million for the quarter compared to $6.8 million for the three months ended June 30, 1999. Other service fees, including Automated Teller Machine (ATM) revenue, rose from $3.5 million during the 1999 second quarter to $3.7 million for the same current year period. Manufactured housing income was $0.9 million for the quarter compared to $1.4 million last year. Gains on sales of securites were $137 thousand during the quarter compared to $2.5 million in 1999. Loan sales and servicing income was $1.7 million in the 2000 quarter and $1.9 million in 1999. Other operating income was $7.0 million compared to $5.1 million in 1999.

      First-half 2000 results compared to the same 1999 period were as follows: trust department income increased 23.4%; service charges on depositors’ accounts increased 15.2%; credit card and merchant service fees increased 24.5%; other service fees, which include ATM revenue, increased 6.2%; manufactured housing income declined from $2.8 million to $1.6 million; securities losses of $0.6 million were recorded during the first six months of 2000 versus gains of $8.1 million in 1999; loan sales and servicing increased 16.6% and other operating income increased $4.4 million.

      The Corporation continues to recognize other income as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

Other Expenses

      Other expenses were $68.7 million for the second quarter, a decrease of $4.2 million, or 5.8%, from the $72.9 million recorded during the same quarter last year. Year-to-date 2000 operating costs totaled $134.8 million, down $9.9 million or 6.9% from the $144.7 million recorded for the 1999 first-half, when 1999 merger costs of $33.6 million are excluded.

      The “lower-is-better” efficiency ratio for the second quarter was 48.79%, an improvement of 234 basis points compared to 51.13% for the year ago quarter. The efficiency ratio for the first half of 2000 was 47.52%, an improvement of 495 basis points over the 52.47% recorded in 1999 when 1999 merger costs are excluded. The 2000 second quarter efficiency ratio indicates it took 48.79 cents of operating costs to generate every dollar of profit. The improvement in the efficiency ratios is primarily a result of lower operating costs when compared to the same periods in 1999.

      Salaries, wages, pension and employee benefits (“salaries and benefits”), the largest component of other expenses, totaled $31.0 million for second quarter 2000, down $2.1 million from last year’s expense of $33.1 million. For the six-month period, salaries and benefits were $63.4 million, down $4.2 million or 6.3%, from the like-basis total of $67.6 million in 1999, which excludes $7.7 million of personnel merger costs.

      Other operating expenses for the 2000 second quarter were $26.0 million, down from $27.1 million last year. Year-to-date 2000 other operating expenses totaled $46.8 million, down $4.2 million or 8.2% from the merger-costs-adjusted 1999 total of $51.0 million.

FINANCIAL CONDITION

Investment Securities

      All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available for sale are as follows:

		June 30, 2000

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S

Government agency obligations	$806,178	155	21,215	785,118

Obligations of state and political subdivisions	112,001	366	1,119	111,248

Mortgage-backed securities	1,105,995	73	44,075	1,061,993

Other securities	295,075	321	13,930	281,466

	$2,319,249	915	80,339	2,239,825

Due in one year or less			$122,508	120,531

Due after one year through five years			466,123	455,560

Due after five years through ten years			386,262	374,844

Due after ten years			1,344,356	1,288,890

			$2,319,249	2,239,825

      The book value and market value of investment securities including mortgage-backed securities and derivatives at June 30, 2000, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.9 billion at June 30, 2000, $1.7 billion at December 31, 1999 and $1.3 billion at June 30, 1999.

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

Loans

      Total loans outstanding at June 30, 2000 were $7.409 billion compared to $7.014 billion at December 31, 1999 and $7.139 billion at June 30, 1999. Excluding mortgage loans, which have decreased 46.7% from the same quarter last year, average commercial and consumer loans grew $1.2 billion or 23.4% during the last twelve months.

      On a categorical basis, increases in average loan outstanding balances occurred in commercial loans, up $454.6 million or 16.1%; manufactured housing loans, up $431.5 million or 104.0%; installment loans, up $171.8 million or 12.9%; home equity loans up $45.6 million or 12.0% and credit card outstandings up $3.6 million or 3.6%. The manufactured housing loan growth was primarily due to FirstMerit retaining a higher percentage of originated loans in its own loan porfolio (i.e., there were fewer sales to other banking institutions in 2000 compared to 1999). Average mortgage loans declined $783.0 million or 46.7% as the Corporation’s continues to shift its loan mix away from lower-yielding mortgage loans and toward higher-yielding commercial and consumer credits.

      Similar to the quarterly growth, 2000 year-to-date average loan outstandings increased in all categories except mortgage loans. For the six-month periods, average loans totaled $7.237 billion for 2000 and $6.710 billion for the prior year. Average outstanding loans for the quarter and six-month periods equaled 75.9% and 75.4% of average earning assets, respectively.

Asset Quality

      At June 30, 2000, total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate (“ORE”), were $29.5 million 0.40% of total outstanding loans and ORE. These same statistics for other recent quarter-ends were as follows: $33.5 million or 0.46% at March 31, 2000; $25.3 million or 0.36% at December 31, 2000; and $21.4 million or 0.30% at June 30, 1999.

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

	(Dollars in thousands)
	June 30,	December 31,	June 30,
	2000	1999	1999

Impaired Loans:

Non-accrual	$22,558	20,159	16,921

Restructured	212	47	83

Total impaired loans	22,770	20,206	17,004

Other Loans:

Non-accrual	2,622	1,905	2,577

Restructured	—	—	—

Total other nonperforming loans	2,622	1,905	2,577

Total nonperforming loans	25,392	22,111	19,581

Other real estate owned (ORE)	4,122	3,173	1,814

Total nonperforming assets	$29,514	25,284	21,395

Loans past due 90 days or more accruing interest	$21,673	30,878	28,585

Total nonperforming assets as a percent of total loans and ORE	0.40%	0.36%	0.30%

NA = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for possible loan losses at June 30, 2000 totaled $110.1 million, or 1.49% of total loans outstanding compared to $104.9 million, or 1.50% and $106.8 million, or 1.50% at December 31, 1999 and June 30, 1999, respectively.

	Six months ended	Year ended	Six months ended
Dollars in thousands	June 30, 2000	December 31, 1999	June 30, 1999

Allowance — beginning of period	$104,897	96,149	96,149

Acquisition adjustment/other	—	1,028	1,012

Loans charged off:

Commercial, financial, agricultural	10,199	7,539	6,866

Installment to individuals	12,256	35,904	15,741

Real estate	1,223	3,350	2,253

Lease financing	806	1,043	600

Total charge-offs	24,484	47,836	25,460

Recoveries:

Commercial, financial, agricultural	3,890	3,997	2,674

Installment to individuals	5,158	12,910	5,967

Real estate	217	540	194

Lease financing	351	679	194

Total recoveries	9,616	18,126	9,029

Net charge-offs	14,868	29,710	16,431

Provision for possible loan losses	20,060	37,430	26,055

Allowance — end of period	$110,089	104,897	106,785

Annualized net charge offs as a percent of average loans	0.41%	0.43%	0.49%

Allowance for possible loan losses:

As a percent of loans outstanding at end of period	1.49%	1.50%	1.50%

As a multiple of annualized net charge offs	3.68X	3.53X	3.22X

      The Corporation’s Credit Quality department manages credit risk by establishing common credit policies for its subsidiaries, which operate under the authority of the Corporation’s Board of Directors Credit Committee, participating in approval of larger loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from commercial lending activities and to maintain consumer losses at levels that are within desired risk parameters and consistent with growth and profitability objectives.

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)
		Three months and year ended
	June 30, 2000		December 31, 1999		June 30, 1999
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,036,417	—	1,055,306	—	1,080,078	—

Interest-bearing DDA	644,586	0.52%	667,469	0.72%	694,590	1.00%

Savings deposits	1,777,790	2.85%	1,791,390	2.25%	1,836,459	2.21%

CDs and other time	3,721,214	5.84%	3,284,516	5.17%	3,109,435	5.04%

	$7,180,007	3.81%	6,798,681	3.16%	6,720,562	3.04%

      Average CDs totaled $3.876 billion for the quarter ended June 30, 2000, up 24.7% from $3.109 billion for the same 1999 quarter. On a percentage basis, average CDs were 45% and 43% of average total interest bearing funds for the June 30, 2000 and 1999 quarters, respectively; average savings deposits, including money market accounts, were 22% of average interest bearing funds during the quarter ended June 30, 2000 and 26% for the same period last year; average interest-bearing demand deposits were 8% of total average interest bearing funds during 2000’s second quarter and 9% for the corresponding last year period; and average wholesale borrowings increased from 21% of average interest-bearing funds during the three months ended June 30, 1999 to 24% for the June 30, 2000 quarter. During the threee months ended June 30, 2000, average interest bearing liabilities funded approximately 86% of average earning assets compared to 83% in 1999 .

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more, as of June 30, 2000, by time remaining until maturity.

(Dollars in thousands)	Amount
Maturing in:

Under 3 months	$666,354

3 to 12 months	491,706

Over 12 months	566,946

$1,725,006

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

Capital Resources

      Shareholders’ equity at June 30, 2000 totaled $866.8 million compared to $833.6 million at December 31, 1999 and $866.5 million at June 30, 1999.

The following table reflects the various measures of capital:

			At December 31,

	At June 30, 2000		1999		At June 30, 1999

(In thousands)

Total equity	$866,796	8.27%	833,575	8.24%	866,502	9.13%

Common equity	863,771	8.24%	829,697	8.20%	862,456	9.09%

Tangible common equity (a)	707,374	6.85%	668,321	6.71%	704,236	7.55%

Tier 1 capital (b)	778,638	9.10%	734,492	8.81%	723,730	9.30%

Total risk-based capital (c)	1,037,927	12.14%	843,658	10.12%	824,526	10.55%

Leverage (d)	778,638	7.61%	734,492	7.47%	723,730	8.37%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2000 the Corporation’s risk-based capital equaled 12.14% of risk adjusted assets, exceeding the minimum guidelines.

      The cash dividend of $0.22 paid in the second quarter has an indicated annual rate of $0.88 per share.

PART II. — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2000, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted a proposal, as stated in the Proxy Statement dated March 13, 2000, to elect five Class III directors and to fix the total number of directors at eighteen. The proposal was voted on and approved by the shareholders. The voting results for election of the directors are as follows:

1. The election of five Class III directors, being:

	For	Against	Abstain

John C. Blickle	74,913,670	*	2,105,635

Sid A. Bostic	73,729,771	*	3,289,534

Terry L. Haines	75,064,344	*	1,954,961

Robert G. Merzweiler	75,087,663	*	1,931,642

Jerry M. Wolf	75,070,094	*	1,949,211

All other Class I and Class II directors continued in their positions.

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit
Number	Exhibit Index

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’-s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	1982 Incentive Stock Option Plan of FirstMerit Corporation (incorporated by reference from Exhibit 4.2 to the Form S-8 (No. 33-7266) filed by the registrant on July 15, 1986)*

10.2	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*

10.3	FirstMerit Corporation 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*

10.4	FirstMerit Corporation 1995 Restricted Stock Plan (incorporated by reference from Exhibit (10)(d) to the Form 10-Q for the fiscal quarter ended March 31, 1995, filed by the registrant on May 15, 1995)*

10.5	FirstMerit Corporation 1997 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K filed by the registrant on February 24, 1998)*

10.6	FirstMerit Corporation 1999 Stock Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 filed by the Registrant on May 21, 1999)*

10.7	FirstMerit Corporation 1987 Stock Option and Incentive Plan (SF)1998 (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 10, 2000)*

10.8	FirstMerit Corporation 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 10, 2000)*

10.9	FirstMerit Corporation 1994 Stock Option Plan (SF) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 10, 2000)*

10.10	FirstMerit Corporation 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 10, 2000)*

10.11	FirstMerit Corporation Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on March 10, 2000)*

10.12	FirstMerit Corporation Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.13	FirstMerit Corporation 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 10, 2000)*

10.14	FirstMerit Corporation 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.14 to the Form 10-K filed by the registrant on March 10, 2000)*

10.15	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*

10.16	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*

10.17	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.18	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.19	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.20	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.23	Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)*

10.24	Employment Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.1 to the Form 10-Q filed by the Registrant on November 12, 1999)*

A.	Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.2 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.26	Stock Option Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.3 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.27	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.28	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.29	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.30	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*

10.31	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.32	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.33	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*

10.34	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.35	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.36	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.37	Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on March 22, 1999)*

10.38	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*

10.39	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*

10.40	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29,1999 (incorporated by reference from Exhibit 10.40 to the Form 10-K filed by the registrant on March 10, 2000)*

10.41	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999

(incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)*

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

27	Financial Data Schedule

*	Management Contract or Compensatory Plan or Arrangement

      (b) Form 8-K

      There were no Form 8-K filings during the second quarter 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: August 14, 2000