Form 10-Q
period 2000-09-30
FIRSTMERIT CORP /OH/
filed 2000-11-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2000

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
OCTOBER 31, 2000
87,736,069

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

Consolidated Balance Sheets as of September 30, 2000, December 31, 1999 and September 30, 1999

Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 1999 and 1998 and for the nine months ended September 30, 2000

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements as of September 30, 2000, December 31, 1999, and September 30, 1999

Management’s Discussion and Analysis of Financial Conditions as of September 30, 2000, December 31, 1999 and September 30, 1999 and Results of Operations for the quarter and nine months ended September 30, 2000 and 1999 and for the year ended December 31, 1999.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited, except December 31, 1999)	September 30	December 31	September 30

	2000	1999	1999

ASSETS

Investment securities	$2,214,269	2,394,034	2,065,242

Federal funds sold & other investments	100	25,100	1,140

Loans held for sale	202,733	46,005	27,586

Commercial loans	3,254,343	3,122,520	2,981,820

Mortgage loans	860,933	878,323	1,307,037

Installment loans	1,516,368	1,471,149	1,436,541

Home equity loans	446,876	408,343	396,272

Credit card loans	110,020	108,163	100,681

Manufactured housing loans	784,328	753,254	672,398

Leases	288,956	272,429	218,032

Total loans	7,261,824	7,014,181	7,112,781

Less allowance for possible loan losses	108,576	104,897	106,892

Net loans	7,153,248	6,909,284	7,005,889

Cash and due from banks	215,066	215,071	295,008

Premises and equipment, net	134,904	132,219	134,094

Intangible assets	154,676	162,374	159,951

Accrued interest receivable and other assets	297,218	231,390	237,053

	$10,372,214	10,115,477	9,925,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$997,813	1,016,535	1,009,982

Demand-interest bearing	627,533	661,961	631,193

Savings and Money Market	1,785,142	1,687,983	1,705,227

Certificates and other time deposits	4,220,393	3,493,668	3,512,361

Total deposits	7,630,881	6,860,147	6,858,763

Securities sold under agreements to repurchase and other borrowings	1,707,561	2,281,243	2,053,896

Total funds	9,338,442	9,141,390	8,912,659

Accrued taxes, expenses, and other liabilities	136,854	140,512	148,409

Total liabilities	9,475,296	9,281,902	9,061,068

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares	—	—	—

Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 106,558, 163,534, and 163,534 shares outstanding at September 30, 2000, December 31, 1999 and September 30, 1999, respectively	2,564	3,878	3,934

Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362, 92,054,156 and 92,046,920 shares, respectively	127,937	127,937	127,937

Capital surplus	113,421	116,930	117,536

Accumulated other comprehensive income	(35,435)	(45,082)	(27,686)

Retained earnings	782,345	719,811	696,275

Treasury stock, at cost, 3,870,425, 3,678,904 and 2,244,648, shares respectively	(93,914)	(89,899)	(53,101)

Total shareholders’ equity	896,918	833,575	864,895

	$10,372,214	10,115,477	9,925,963

Certain previously reported amounts may have been reclassified to conform to current reporting presentation.

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

	Unaudited

(Dollars in thousands)	3rd Qtr	2nd Qtr	1st Qtr	3rd Qtr YTD
	2000	2000	2000	2000

ASSETS

Investment securities & federal funds sold	$2,366,078	2,286,405	2,356,628	2,335,259

Loans held for sale	53,271	50,374	58,033	53,892

Commercial loans	3,285,203	3,275,629	3,198,639	3,248,538

Mortgage loans	877,575	892,438	898,918	889,598

Installment loans	1,517,726	1,502,518	1,474,474	1,498,313

Home Equity loans	440,469	426,009	411,928	426,189

Credit card loans	108,297	103,934	105,573	105,944

Manufactured housing loans	858,654	846,485	768,027	824,513

Leases	291,298	296,717	287,020	291,678

Loans less unearned income	7,379,222	7,343,730	7,144,579	7,284,773

Less allowance for possible

loan losses	110,777	110,139	107,351	109,427

Net loans	7,268,445	7,233,591	7,037,228	7,175,346

Cash and due from banks	205,949	242,325	242,223	230,075

Premises and equipment, net	135,049	134,523	133,584	134,388

Accrued interest receivable and other assets	464,019	444,407	434,254	449,885

Total Assets	$10,492,811	10,391,625	10,261,950	10,378,845

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,027,707	1,052,392	1,020,384	938,308

Demand-interest bearing	620,211	645,325	643,842	636,401

Savings and money market	1,791,848	1,808,127	1,747,456	1,877,695

Certificates and other time

deposits	4,260,371	3,876,139	3,566,289	3,902,243

Total deposits	7,700,137	7,381,983	6,977,971	7,354,647

Securities sold under agreements to repurchase and other borrowings	1,774,955	2,030,837	2,287,852	2,032,653

Total funds	9,475,092	9,412,820	9,265,823	9,387,300

Accrued taxes, expenses and

other liabilities	143,792	133,026	163,670	140,748

Total liabilities	9,618,884	9,545,846	9,429,493	9,528,048

SHAREHOLDERS’ EQUITY	873,927	845,779	832,457	850,797

LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,492,811	10,391,625	10,261,950	10,378,845

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unaudited

(Dollars in thousands)	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	1999	1999	1999	1999

ASSETS

Investment securities & federal funds sold	$2,165,952	1,864,012	1,719,273	1,824,400

Loans held for sale	25,091	—	—	—

Commercial loans	3,028,292	2,929,115	2,821,088	2,648,284

Mortgage loans	1,176,400	1,401,899	1,675,442	1,707,232

Installment loans	1,462,200	1,418,423	1,330,759	1,168,905

Home Equity loans	403,086	391,277	380,361	348,220

Credit card loans	102,926	100,756	100,290	102,080

Manufactured housing loans	711,697	593,752	415,032	368,503

Leases	240,809	202,950	180,729	170,352

Loans less unearned income	7,125,410	7,038,172	6,903,701	6,513,576

Less allowance for possible

loan losses	108,833	108,067	104,875	101,788

Net loans	7,016,577	6,930,105	6,798,826	6,411,788

Cash and due from banks	252,291	238,835	272,025	285,589

Premises and equipment, net	134,932	136,448	139,026	140,149

Accrued interest receivable and other assets	399,693	428,498	400,547	402,371

Total Assets	$9,994,536	9,597,898	9,329,697	9,064,297

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,034,130	1,036,066	1,080,078	1,066,573

Demand-interest bearing	656,777	659,437	694,590	659,189

Savings and money market	1,711,288	1,741,610	1,836,459	1,878,596

Certificates and other time

deposits	3,504,583	3,407,053	3,109,435	3,111,321

Total deposits	6,906,778	6,844,166	6,720,562	6,715,679

Securities sold under agreements to repurchase and other borrowings	2,099,156	1,718,674	1,538,493	1,239,299

Total funds	9,005,934	8,562,840	8,259,055	7,954,978

Accrued taxes, expenses and

other liabilities	137,885	172,355	175,509	195,871

Total liabilities	9,143,819	8,735,195	8,434,564	8,150,849

SHAREHOLDERS’ EQUITY	850,717	862,703	895,133	913,448

LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,994,536	9,597,898	9,329,697	9,064,297

Certain previously reported amounts may have been reclassified to conform to current reporting presentation.

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Interest income:

Interest and fees on loans	$164,165	148,582	476,447	430,136

Interest and dividends on securities	38,187	26,792	113,198	78,607

Total interest income	202,352	175,374	589,645	508,743

Interest expense:

Demand-interest bearing	878	998	2,562	3,821

Savings	13,769	9,888	37,925	30,382

Certificates and other time deposits	66,173	44,063	170,558	123,314

Interest on securities sold under agreements to repurchase and other borrowings	29,206	22,454	94,534	56,841

Total interest expense	110,026	77,403	305,579	214,358

Net interest income	92,326	97,971	284,066	294,385

Provision for possible loan losses	5,447	6,913	25,507	32,968

Net interest income after provision for possible loan losses	86,879	91,058	258,559	261,417

Other income:

Trust department income	5,230	4,636	16,065	13,417

Service charges on depositors’ accounts	11,935	11,203	34,585	30,872

Credit card fees	8,289	7,001	23,795	19,453

Service fees — other	3,788	4,301	10,982	11,075

Manufactured housing income	1,344	2,910	2,917	5,741

Securities gains (losses)	26	(662)	(551)	7,415

Loan sales and servicing	3,831	2,192	8,334	6,055

Other operating income	7,628	6,953	24,020	18,979

Total other income	42,071	38,534	120,147	113,007

	128,950	129,592	378,706	374,424

Other expenses:

Salaries, wages, pension and employee benefits	32,135	33,186	95,507	106,798

Net occupancy expense	5,021	5,333	15,677	16,205

Equipment expense	4,451	4,889	13,016	14,513

Amortization of intangibles	2,609	2,589	7,985	8,200

Other operating expense	25,888	24,911	72,725	103,538

Total other expenses	70,104	70,908	204,910	249,254

Income before Federal income taxes and extraordinary item	58,846	58,684	173,796	125,170

Federal income taxes	18,781	18,780	54,056	41,015

Income before extraordinary item	40,065	39,904	119,740	84,155

Extraordinary item, net of tax benefit of $3,148 (extinguishment of debt)	—	—	—	(5,847)

Net income	$40,065	39,904	119,740	78,308

Other comprehensive income (loss), net of taxes	16,717	(5,088)	9,647	(33,544)

Comprehensive Income	$56,782	34,816	129,387	44,764

Basic net income per share:

Income before extraordinary item	$0.45	0.44	1.35	0.92

Extraordinary item	—	—	—	(0.06)

Basic net income after extraordinary charge	$0.45	0.44	1.35	0.86

Diluted net income per share:

Income before extraordinary item	$0.45	0.44	1.35	0.92

Extraordinary item	—	—	—	(0.06)

Diluted net income after extraordinary charge	$0.45	0.44	1.35	0.86

Dividends paid	$0.22	0.20	0.64	0.56

Weighted-average shares outstanding — basic	88,252	90,087	88,302	90,711

Weighted-average shares outstanding — diluted	89,008	91,260	89,036	91,970

Certain previously reported amounts may have been reclassified to conform to current reporting practices.

See notes to accompanying consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands except per share data)

(2000 Amounts are unaudited)

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders'
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 1997	$9,917	119,893	80,297	4,603	651,907	(118,940)	747,677

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share) & preferred stock	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Stock options exercised/debentures or preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	0

Market adjustment investment securities	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at December 31, 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income	—	—	—	—	119,871	—	119,871

Cash dividends — common stock ($0.76 per share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—	—	—		(305)	—	(305)

Stock options exercised/debentures or preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	35	788	777

Balance at December 31, 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

Net income	—	—	—	—	119,740	—	119,740

Cash dividends — common stock ($0.64 per share)	—	—	—	—	(56,875)	—	(56,875)

Cash dividends — preferred stock	—	—	—	—	(189)	—	(189)

Stock options exercised/debentures or preferred stock converted	(1,314)	—	(3,509)	—	—	7,727	2,904

Treasury shares purchased	—	—	—	—	—	(11,742)	(11,742)

Market adjustment investment securities	—	—	—	9,647	—	—	9,647

Other	—	—	—	—	(142)	—	(142)

Balance at September 30, 2000	$2,564	127,937	113,421	(35,435)	782,345	(93,914)	896,918

See notes to accompanying consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 1999

(In thousands)

	Unaudited

	2000	1999

Operating Activities
Net income	$119,740	78,308

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	25,507	32,968

Provision for depreciation and amortization	12,512	13,781

Amortization of investment securities premiums, net	464	1,811

Amortization of income for lease financing	(10,605)	(10,144)

Gains (losses) on sales of investment securities, net	551	(7,415)

Deferred federal income taxes	6,737	(4,618)

Increase in interest receivable	(14,217)	(16,335)

Increase in interest payable	32,016	12,895

Amortization of values ascribed to acquired intangibles	7,985	8,200

Other decreases	(100,834)	(68,852)

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,856	40,599

Investing Activities
Dispositions of investment securities:

Available-for-sale — sales	121,709	570,361

Available-for-sale — maturities	215,707	369,120

Purchases of investment securities available-for-sale	(142,636)	(1,102,442)

Net decrease in federal funds sold	25,000	5,599

Net increase in loans and leases, except sales	(502,318)	(754,003)

Sales of loans	86,724	—

Purchases of premises and equipment	(18,962)	(16,147)

Sales of premises and equipment	3,765	9,113

NET CASH USED BY INVESTING ACTIVITIES	(211,011)	(918,399)

Financing Activities
Net increase (decrease) in demand, NOW and savings deposits	44,009	(408,080)

Net increase in time deposits	726,725	420,865

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	(573,682)	930,692

Repayment of mandatorily redeemable preferred securities	—	(11,022)

Cash dividends	(57,064)	(51,246)

Purchase of treasury shares	(11,742)	(46,597)

Proceeds from exercise of stock options	2,904	10,199

NET CASH PROVIDED BY FINANCING ACTIVITIES	131,150	844,811

Decrease in cash and cash equivalents	(5)	(32,989)

Cash and cash equivalents at beginning of year	215,071	327,997

Cash and cash equivalents at end of year	$215,066	295,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest, net of amounts capitalized	$146,683	111,282

Income taxes	$50,970	44,548

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2000, December 31, 1999 and September 30, 1999

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

2. Acquisitions and Merger-related Costs — On October 23, 1998, the Corporation completed the acquisition of Security First Corp. (“Security First”), a $771.1 million holding company headquartered in Mayfield Heights, Ohio. Under terms of the merger agreement, Security First was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each share of Security First common stock. At the time of the merger, the pooling-of-interests transaction was valued at $22.58 per share, or approximately $199 million. The accompanying consolidated financial statements, related notes and management’s discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. In conjunction with the Security First acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $17.2 million, before taxes, or $12.8 million after taxes. The remaining liability of $549 thousand at September 30, 2000 is expected to be paid during the fourth quarter of 2000 or reversed in the fourth quarter, as appropriate.

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

      In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $52.8 million, before taxes, or $38.1 million after taxes. The components of these costs and the remaining unpaid amounts at September 30, 2000 are shown in the following table. The unpaid liability at September 30, 2000 is expected to be paid during the fourth quarter of 2000 or reversed in the fourth quarter, as appropriate. Payment of remaining costs is not expected to have a material impact on liquidity.

(Dollars in thousands)
			Remaining
		Remaining Liability	Liability
	Estimated Liability	December 31,	September 30,
Description of Cost	at Acquisition	1999	2000

Salary, wages and benefits	$7,736	—	—

Loan conversion expense	7,016	12	12

Professional services	8,856	—	—

Other operating expenses	10,014	1,120	621

Total Other Expenses	33,622	1,132	633

Provision for loan losses	10,200	—	—

Total Income Statement Effect	$43,822	1,132	633

3. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification — Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three-month and nine-month periods ended September 30, 2000 and 1999. In the Earnings Summary and other sections of Management’s Discussion and Analysis, these same income statement categories and ratios are calculated excluding merger and other unusual expenses.

Dollars in thousands, except averages
in millions			Parent Company
	Super		Other Subsidiaries		Corporate
2000	Community Banking		& Eliminations		Consolidated

OPERATIONS:	3Q	YTD	3Q	YTD	3Q	YTD

Net interest income	$96,419	290,088	(4,093)	(6,022)	92,326	284,066

Provision for loan losses	5,447	25,410	--	97	5,447	25,507

Other income	41,694	118,706	377	1,441	42,071	120,147

Other expenses	69,465	204,133	639	777	70,104	204,910

Net income	$41,612	118,341	(1,547)	1,399	40,065	119,740

AVERAGES:

Assets	$10,949	10,320	NM	NM	10,493	10,379

Loans	7,667	7,283	NM	NM	7,379	7,285

Earnings assets	10,199	9,662	NM	NM	9,799	9,674

Deposits	8,698	7,371	NM	NM	7,700	7,355

Equity	$0.904	0.873	NM	NM	0.874	0.851

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	18.29%	18.87%

ROA	NM	NM	NM	NM	1.52%	1.54%

Efficiency ratio	NM	NM	NM	NM	49.88%	48.30%

Dollars in thousands, except averages
in millions			Parent Company
	Super		Other Subsidiaries		Corporate
1999	Community Banking		& Eliminations		Consolidated

OPERATIONS:	3Q	YTD	3Q	YTD	3Q	YTD

Net interest income	$96,669	295,830	1,302	(1,445)	97,971	294,385

Provision for loan losses	6,623	32,233	290	735	6,913	32,968

Other income	35,668	107,478	2,866	5,529	38,534	113,007

Other expenses	74,431	254,365	(3,523)	(5,111)	70,908	249,254

Income before extraordinary charge	33,859	73,780	6,045	10,375	39,904	84,155

Net income	$33,859	67,933	6,045	10,375	39,904	78,308

AVERAGES:

Assets	$9,610	9,328	NM	NM	9,598	9,352

Loans	7,020	6,808	NM	NM	7,038	6,815

Earnings assets	8,832	8,622	NM	NM	8,902	8,618

Deposits	6,898	6,818	NM	NM	6,844	6,774

Equity	$0.840	0.832	NM	NM	0.863	0.891

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	18.44%	11.79%

ROA	NM	NM	NM	NM	1.65%	1.12%

Efficiency ratio*	NM	NM	NM	NM	49.45%	51.44%

NM = Not Meaningful

* - Adjusted for merger-related and conforming expenses and an extraordinary item.

      The table below presents revenues by product and service group for the periods shown:

Dollars in thousands
2000	Retail		Commercial		Trust		Total

	3Q	YTD	3Q	YTD	3Q	YTD	3Q	YTD

Interest and fees	$104,523	304,027	115,116	335,799	5,230	16,065	224,869	655,891

Service charges	12,566	36,425	3,157	9,142	—	—	15,723	45,567

Loan sales/service	3,831	8,334	—	—	—	—	3,831	8,334

Totals	$120,920	348,786	118,273	344,941	5,230	16,065	244,423	709,792

Dollars in thousands
1999	Retail		Commercial		Trust		Total

	3Q	YTD	3Q	YTD	3Q	YTD	3Q	YTD

Interest and fees	$100,813	293,806	90,763	266,525	4,636	13,417	196,212	573,748

Service charges	11,768	33,377	3,736	8,570	—	—	15,504	41,947

Loan sales/service	2,192	6,055	—	—	—	—	2,192	6,055

Totals	$114,773	333,238	94,499	275,095	4,636	13,417	213,908	621,750

4. Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

EARNINGS PER SHARE	3Q 2000	YTD 2000	3Q 1999	YTD 1999

Net income	$40,065	119,740	39,904	78,308

Less: preferred stock dividends	(46)	(175)	(68)	(239)

Income available to common shareholders	$40,019	119,565	39,836	78,069

Average common shares outstanding	88,252	88,302	90,087	90,711

Earnings per basic common share	0.45	1.35	0.44	0.86

Income available to common shareholders	$40,019	119,565	39,836	78,069

Add: preferred stock dividends	46	175	68	239

Add: interest on convertible bonds, net	12	41	18	57

Income used in diluted EPS calculation	$40,077	119,781	39,922	78,365

Average common shares outstanding	88,252	88,302	90,087	90,711

Common stock equivalents (CSEs) — stock options	377	273	577	610

CSEs — convertible debentures	83	99	142	144

CSEs — convertible preferred securities	296	362	454	505

Average common shares and common stock equivalents outstanding	89,008	89,036	91,260	91,970

Earnings per diluted common share	$0.45	1.35	0.44	0.86

5. In June 1998, the FASB issued Statement No. 133 (as amended by SFAS No. 138), “Accounting for Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge to various exposures. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and its resulting designation. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999; however, the FASB issued Statement No. 137 which delayed implementation of these standards until the first quarter 2001. As of the date of this filing, these statements’ expected impact to the Corporation’s financial statements has yet to be quantified, but is not expected to materially change its earnings or financial condition.

6. In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, requires certain disclosures, but carries over most of the provisions of FASB Statement No. 125 without reconsideration. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement No. 140 is effective for transfers occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Corporation does not anticipate the adoption of FAS 140 will have a material effect on its earnings or financial condition.

7. On March 16, 2000, the Corporation issued $150 million of subordinated bank notes under a previously disclosed debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

8. Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the September 30, 2000 and 1999 and December 31, 1999 statements of condition and the results of operations for the quarters and nine-month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles.

9. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 1999.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended

(Dollars in thousands)	September 30, 2000			December 31, 1999			September 30, 1999

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S

Government agency obligations (taxable)	$1,817,239	29,156	6.38%	1,444,591	87,238	6.04%	1,427,155	21,820	6.07%

Obligations of states and political subdivisions (tax-exempt)	113,999	2,360	8.24%	130,416	10,618	8.14%	129,842	2,524	7.71%

Other securities	295,566	5,257	7.08%	317,799	19,275	6.07%	297,866	3,254	4.33%

Total investment securities	2,226,804	36,773	6.57%	1,892,806	117,131	6.19%	1,854,863	27,598	5.90%

Federal funds sold & other interest-earning assets	139,274	2,307	6.59%	5,041	204	4.05%	9,149	102	4.42%

Loans held for sale	53,271	866	6.47%	34,418	4,635	13.47%	—	—	—

Loans	7,379,222	163,361	8.81%	6,865,330	567,132	8.26%	7,038,172	148,652	8.38%

Total earning assets	9,798,571	203,307	8.25%	8,797,595	689,102	7.83%	8,902,184	176,352	7.86%

Allowance for possible loan losses	(110,777)			(105,918)			(108,067)

Cash and due from banks	205,949			266,935			238,835

Other assets	599,068			534,435			564,946

Total assets	$10,492,811			9,493,047			9,597,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	$1,027,707	—	—	1,055,306	—	—	1,036,066	—	—

Demand- interest bearing	620,211	878	0.56%	667,469	4,774	0.72%	659,437	998	0.60%

Savings	1,791,848	13,769	3.06%	1,791,390	40,327	2.25%	1,741,610	9,888	2.25%

Certificates and other time deposits	4,260,371	66,173	6.18%	3,284,516	169,783	5.17%	3,407,053	44,063	5.13%

Total deposits	7,700,137	80,820	4.18%	6,798,681	214,884	3.16%	6,844,166	54,949	3.19%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,753,505	29,206	6.63%	1,666,025	85,981	5.16%	1,718,674	22,454	5.18%

Total interest bearing liabilities	8,425,935	110,026	5.19%	7,409,400	300,865	4.06%	7,526,774	77,403	4.08%

Other liabilities	143,792			126,767			150,905

Mandatorily redeemable preferred securities	21,450			21,450			21,450

Shareholders’ equity	873,927			880,124			862,703

Total liabilities and shareholders’ equity	$10,492,811			9,493,047			9,597,898

Net yield on earning assets	$9,798,571	93,281	3.79%	8,797,595	388,237	4.41%	8,902,184	98,949	4.41%

Interest rate spread			3.06%			3.77%			3.78%

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.
           Non-accrual loans have been included in the average balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      FirstMerit Corporation reported third quarter 2000 net income of $40.1 million, up 0.4% above the $39.9 million earned in the third quarter of 1999. Diluted earnings per share were $0.45 in the third quarter of 2000, compared with $0.44 in the same period of 1999. For the nine months year-to-date, net income increased to $119.7 million from $116.4 million, when prior year merger and one-time after-tax charges of $38.1 million are excluded. For the first nine months, diluted earnings per share were $1.35 in 2000 and $0.86 in 1999. Adjusted for one-time charges incurred in 1999, nine-months core earnings are up 6.3%, to $1.35 in 2000 from $1.27 in 1999.

      Continued strong cost controls, sustained high credit quality, and growth in earning assets more than offset the impact of increased funding costs this quarter. Third quarter 2000 returns on average common equity (ROE) and average assets (ROA) were 18.3% and 1.52%, respectively, compared with prior year third quarter ratios of 18.4% and 1.65%, respectively. For the nine-months year-to-date, ROE and ROA were 18.9% and 1.54%, respectively.

      Net interest income on a fully tax-equivalent basis was $93.3 million for the third quarter of 2000 compared to $98.9 million for the prior year quarter, a decrease of 5.7%. This decrease reflects a decline in net interest margin from 4.41% last year to 3.79% this current quarter, partially offset by a 10.1% increase in average earning assets.

      Adjusted net revenue for the third quarter of 2000 was $135.3 million, or $1.52 per share, up 0.7% from the $1.51 per share reported for the year ago quarter. The impact of margin compression offset growth in fee income and earning assets. Excluding gains/losses from the sale of securities, non-interest income was $42.0 million, a 7.1% increase from the $39.2 million reported a year ago. Loan sales and servicing, trust income and credit card fees contributed to fee growth this quarter, offset by declines in manufactured housing fee income and servicing fees. Third quarter 2000 fees accounted for 31.0% of net revenues compared to 28.4% in the third quarter of 1999.

      Non-interest expense continues to be a focus of management attention. Non-interest expense totaled $70.1 million in the third quarter of this year, down 1.1% from third quarter 1999 expense of $70.9 million. Salary and benefits expense, net occupancy expense and equipment expense all reflect the impact of cost-cutting programs implemented earlier in the year. The efficiency ratio was 49.9% for this quarter versus 49.5% a year ago, and 48.3% year-to-date compared to 51.44% for the nine months ended September 30, 1999.

      Period-end assets were $10.4 billion, 4.5% ahead of 1999 year ago assets of $9.9 billion. Average earning assets were up 10.1%, while period-end loans, excluding lower-yielding mortgage loans, rose 10.3%. Average commercial loans increased 12.2%, while average consumer loans, excluding mortgage loans and manufactured housing, rose 11.6%.

      Total deposits at September 30, 2000 were $7.6 billion, an increase of 11.2% above year- ago 1999 levels. Time deposits, up 20.2%, accounted for most of the deposit growth.

      The third quarter loan loss provision was $5.4 million, down 21.2% from the third quarter 1999 provision of $6.9 million. Net charge-offs for the quarter were $7.0 million, or 0.38% of average loans outstanding on an annualized basis, unchanged from the net charge-off ratio of 0.38% last year. The allowance stands at 1.50% of period-end loans, again, unchanged from prior year. Non-performing assets as a percent of loans and other real estate were 0.43% this third quarter, compared with 0.36% at December 31, 1999 and 0.42% at September 30, 1999. Reserve coverage of non-performing assets was 3.5 times, down slightly from 3.6 times the prior year quarter.

      Shareholders’ equity was $896.9 million at quarter end. Average equity to assets for this 2000 quarter was 8.33% compared to 8.99% last year. Common stock dividends paid were $0.22 per share, representing a 48.9% payout ratio. This compares with a 45.5% payout ratio for the prior year quarter. At quarter end, there were 88.1 million shares outstanding.

      The components of change in per share income for the three-month and nine-month periods ended September 30, 2000 and 1999 are summarized in the following table:

	Reported	Reported	Core Earnings

	Three months	Nine months	Nine months
	ended	ended	ended

Changes in Earnings per	September 30,	September 30,	September 30,
Share	2000/1999	2000/1999	2000/1999

Diluted net income/core earnings per share September 30, 1999	$0.44	0.86	1.27

Increases (decreases) due to:

Net interest income — taxable equivalent	(0.03)	(0.12)	(0.12)

Provision for possible loan losses	(0.02)	0.08	(0.03)

Other income	—	0.07	0.07

Other expenses	0.03	0.50	0.13

Federal income taxes — taxable equivalent	0.02	(0.14)	(0.01)

Extraordinary item — extinguishment of debt	—	0.06	—

Change in share base	0.01	0.04	0.04

Net change in diluted net income per share	0.01	0.49	0.08

Diluted net income per share September 30, 2000	$0.45	1.35	1.35

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

      Net interest income FTE for the quarter ended September 30, 2000 was $93.3 million compared to $98.9 million for the same period one year ago, a decrease of $5.6 million. The decrease occurred because the rise in FTE interest income of $27.0 million was more than offset by the increase in interest expense of $32.6 million.

      As shown in the following rate/volume table, FTE interest income rose $27.0 million in third quarter 2000, compared to the same 1999 quarter, as both volume and rate gains contributed significantly. Specifically, higher interest income was produced as follows: increases in loan outstandings added $8.4 million and higher securities balances added $6.0 million; higher yields on loans contributed $7.2 million and higher yields on securities added $3.2 million.

      The increase in interest expense of $32.6 million, compared to the same 1999 quarter, was also a result of both rate and volume variances. The biggest factors for higher interest costs were increases related to higher average certficate of deposit and time (CD) balances ($13.3 million); higher rates paid on CDs ($8.9 million); higher wholesale borrowing rates ($6.2 million) and higher savings and money market account rates ($3.5 million).

      For the year-to-date period, net interest income FTE declined $10.7 million to $287.0 million. The net decrease occurred as interest income FTE rose $80.5 million while interest expense increased $91.2 million. Higher loan volume added $34.0 million to interest income, compared to last year’s nine-month period, higher securities balances added $23.5 million and higher rates earned on all interest-bearing assets increased interest income by $20.6 million. Interest expense rose as higher interest rates on customer deposits and wholesale borrowings increased interest expense by $35.5 million and interest paid on higher funding volumes resulted in an increase in interest expense of $55.7 million.

Changes in Net Interest Differential -
Fully-Tax Equivalent Rate/Volume Analysis
(Dollars in thousands)

	Quarters ended			Nine Months Ended
	September 30,			September 30,
	2000 and 1999			2000 and 1999

	Increase (Decrease)			Increase (Decrease)
	Interest Income/Expense			Interest Income/Expense

	Volume	Yield Rate	Total	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$5,988	3,187	9,175	23,543	8,244	31,787

Loans and loans held for sale	8,416	7,159	15,575	34,029	12,262	46,291

Federal funds sold and others	2,155	50	2,205	2,377	105	2,482

Total interest income	$16,559	10,396	26,955	59,949	20,611	80,560

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	$(56)	(64)	(120)	(140)	(1,119)	(1,259)

Savings	386	3,495	3,881	1,198	6,345	7,543

Certificates and other time deposits	13,254	8,856	22,110	30,241	17,003	47,244

Federal Funds Purchased, REPOs & other borrowings	580	6,172	6,752	24,434	13,259	37,693

Total interest expense	$14,164	18,459	32,623	55,733	35,488	91,221

Net interest income	$2,395	(8,063)	(5,668)	4,216	(14,877)	(10,661)

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

Net Interest Margin
(Dollars in thousands)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net interest income per financial statements	$92,326	97,971	284,066	294,393

Tax equivalent adjustment	955	978	2,948	3,288

Net interest income — FTE	93,281	98,949	287,014	297,681

Average earning assets	$9,798,571	8,902,184	9,673,924	8,617,836

Net interest margin	3.79%	4.41%	3.96%	4.62%

Other Income

      Other income for the quarter ended September 30, 2000 was $42.1 million, an increase of $3.5 million or 9.2%, over the $38.6 million earned during the same period last year. Excluding securities sales, the increase in other income was $2.8 million, or 7.3%. For the nine-month period, excluding securities gains, other income totaled $120.7 million, up 14.3% from $105.6 million a year ago.

      Trust department income for the third quarter was $5.2 million, up 12.8% from the $4.6 million earned one year ago. Service charges on depositors’ accounts increased 6.5% to $11.9 million from $11.2 million for last year’s third quarter. Credit card fees, including merchant services, increased 18.4% to $8.3 million for the quarter compared to $7.0 million for the three months ended September 30, 1999. Other service fees, including Automated Teller Machine (ATM) revenue, decreased from $4.3 million during the 1999 third quarter to $3.8 million for the same current year period. Manufactured housing income was $1.3 million for the quarter compared to $2.9 million last year. Gains on sales of securities were $26 thousand during the quarter compared to losses of $662 thousand in 1999. Loan sales and servicing income was $3.8 million in the 2000 quarter and $2.2 million in 1999. Other operating income was $7.6 million compared to $7.0 million in 1999.

      Nine-month 2000 results compared to the same 1999 period were as follows: trust department income increased 19.7%; service charges on depositors’ accounts increased 12.0%; credit card and merchant service fees increased 22.3%; other service fees, which include ATM revenue, decreased slightly from $11.1 million to $11.0 million; manufactured housing income declined from $5.7 million to $2.9 million; securities losses of $0.6 million were recorded during the first nine months of 2000 versus gains of $7.4 million in 1999; loan sales and servicing increased 37.6% and other operating income increased $5.0 million.

      The Corporation continues to recognize other income as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

Other Expenses

      Other expenses were $70.1 million for the third quarter, a decrease of $0.8 million from last year’s comparable amount. Year-to-date 2000 operating costs totaled $204.9 million, down $10.7 million or 5.0% from the $215.7 million recorded for the 1999 nine months, when first quarter 1999 merger costs of $33.6 million are excluded.

      The “lower-is-better” efficiency ratios for the 2000 and 1999 third quarters were 49.88% and 49.45%, respectively. The efficiency ratio through September 30, 2000 was 48.30%, an improvement of 314 basis points over the 51.44% recorded in 1999 when first quarter 1999 merger costs are excluded. The 2000 third quarter efficiency ratio indicates it took 49.88 cents of operating costs to generate every dollar of profit. The improvement in the efficiency ratio is primarily a result of lower operating costs when compared to the same period in 1999.

      Salaries, wages, pension and employee benefits (“salaries and benefits”), the largest component of other expenses, totaled $32.1 million for third quarter 2000, down $1.1 million from last year’s expense of $33.2 million. For the nine-month period, salaries and benefits were $95.5 million, down $3.6 million or 3.6%, from the like-basis total of $99.1 million in 1999, which excludes $7.7 million of personnel merger costs.

      Other operating expenses for the 2000 third quarter were $25.9 million compared to $24.9 million last year. Year-to-date 2000 other operating expenses totaled $72.7 million, down $4.9 million or 6.3% from the merger-costs-adjusted 1999 total of $77.6 million.

FINANCIAL CONDITION

Investment Securities

      All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

      The book value and market value of investment securities classified as available for sale are as follows:

	September 30, 2000

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S.

Government agency obligations	$792,765	121	13,705	779,181

Obligations of state and political subdivisions	112,719	490	692	112,517

Mortgage-backed securities	1,069,617	749	29,067	1,041,299

Other securities	292,829	420	11,977	281,272

	$2,267,930	1,780	55,441	2,214,269

			Book	Market
			Value	Value

Due in one year or less			$169,322	167,561

Due after one year through five years			424,959	419,284

Due after five years through ten years			368,434	362,087

Due after ten years			1,305,215	1,265,337

			$2,267,930	2,214,269

      The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 2000, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.8 billion at September 30, 2000 and $1.7 billion at both December 31, 1999 and September 30, 1999.

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

Loans

      Total loans outstanding at September 30, 2000 were $7.262 billion compared to $7.014 billion at December 31, 1999 and $7.113 billion at September 30, 1999. Excluding mortgage loans, which have decreased 37.4% from the same quarter last year, average commercial and consumer loans grew $0.865 billion or 15.4% during the last twelve months.

      On a categorical basis, increases in average loan outstanding balances occurred in commercial loans, up $356.1 million or 12.2%; manufactured housing loans, up $264.9 million or 44.6%; installment loans, up $99.3 million or 7.0%; home equity loans up $49.2 million or 12.6% and credit card outstandings up $7.5 million or 7.5%. The manufactured housing loan growth was primarily due to FirstMerit retaining a higher percentage of originated loans in its own loan portfolio (i.e., there were fewer sales to other banking institutions in 2000 compared to 1999). Average mortgage loans declined $524.3 million or 37.4% as the Corporation continues to shift its loan mix away from lower-yielding mortgage loans and toward higher-yielding commercial and consumer credits.

      Similar to the quarterly growth, 2000 year-to-date average loan outstandings increased in all categories except mortgage loans. For the nine-month periods, average loans totaled $7.285 billion for 2000 and $6.815 billion for the prior year. Average outstanding loans for both the quarter and nine-month periods equaled 75.3% of average earning assets.

Asset Quality

      At September 30, 2000, total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate (“ORE”), were $31.1 million or 0.43% of total outstanding loans and ORE. These same statistics for other recent quarter-ends were as follows: $29.5 million or 0.40% at June 30, 2000, $33.5 million or 0.46% at

March 31, 2000; $25.3 million or 0.36% at December 31, 1999; and $29.6 million or 0.42% at September 30, 1999.

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

	(Dollars in thousands)

	September 30,	December 31,	September 30,
	2000	1999	1999

Impaired Loans:

Non-accrual	$24,824	20,159	25,562

Restructured	159	47	47

Total impaired loans	24,983	20,206	25,609

Other Loans:

Non-accrual	1,671	1,905	2,708

Restructured	—	—	—

Total other nonperforming loans	1,671	1,905	2,708

Total nonperforming loans	26,654	22,111	28,317

Other real estate owned (ORE)	4,449	3,173	1,321

Total nonperforming assets	$31,103	25,284	29,638

Loans past due 90 days or more accruing interest	$25,583	30,878	30,000

Total nonperforming assets as a percent of total loans and ORE	0.43%	0.36%	0.42%

NA = Not Available

      There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for possible loan losses at September 30, 2000 totaled $108.6 million, or 1.50% of total loans outstanding compared to $104.9 million, or 1.50% and $106.9 million, or 1.50% at December 31, 1999 and September 30, 1999, respectively.

Dollars in thousands	Nine months				Nine months
	ended		Year ended		ended
	September 30,		December 31,		September 30,
	2000		1999		1999

Allowance — beginning of period	$104,897		96,149		96,149

Acquisition adjustment/other	—		1,028		1,012

Loans charged off:

Commercial, financial, agricultural	14,716		7,539		8,269

Installment to individuals	18,968		35,904		28,322

Real estate	1,880		3,350		473

Lease financing	1,322		1,043		794

Total charge-offs	36,886		47,836		37,858

Recoveries:

Commercial, financial, agricultural	6,410		3,997		3,548

Installment to individuals	7,706		12,910		10,462

Real estate	433		540		26

Lease financing	509		679		585

Total recoveries	15,058		18,126		14,621

Net charge-offs	21,828		29,710		23,237

Provision for possible loan losses	25,507		37,430		32,968

Allowance — end of period	$108,576		104,897		106,892

Annualized net charge offs as a percent of average loans	0.40%		0.43%		0.46%

Allowance for possible loan losses:

As a percent of loans outstanding at end of period	1.50%		1.50%		1.50%

As a multiple of annualized net charge offs	3.72	x	3.53	x	3.44	x

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

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)

	Three months ended September 30, 2000		Year ended December 31, 1999		Three months ended September 30, 1999

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,027,707	—	1,055,306	—	1,036,066	—

Interest-bearing DDA	620,211	0.56%	667,469	0.72%	659,437	0.60%

Savings deposits	1,791,848	3.06%	1,791,390	2.25%	1,741,610	2.25%

CDs and other time	4,260,371	6.18%	3,284,516	5.17%	3,407,053	5.13%

	$7,700,137	4.18%	6,798,681	3.16%	6,844,166	3.19%

      Average CDs totaled $4.260 billion for the quarter ended September 30, 2000, up 25.0% from $3.407 billion for the same 1999 quarter. On a percentage basis, average CDs were 51% and 45% of average total interest bearing funds for the September 30, 2000 and 1999 quarters, respectively; average savings deposits, including money market accounts, were 21% of average interest bearing funds during the quarter ended September 30, 2000 and 23% for the same period last year; average interest-bearing demand deposits were 7% of total average interest bearing funds during 2000’s third quarter and 9% for the corresponding last year period; and average wholesale borrowings decreased from 23% of average interest-bearing funds during the three months ended September 30, 1999 to 21% for the September 30, 2000 quarter. During the three months ended September 30, 2000, average interest bearing liabilities funded approximately 86% of average earning assets compared to 85% in 1999 .

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more, as of September 30, 2000, by time remaining until maturity.

(Dollars in thousands)	Amount

Maturing in:
Under 3 months	$651,624
3 to 12 months	466,267
Over 12 months	631,940

$1,749,831

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

Capital Resources

      Shareholders’ equity at September 30, 2000 totaled $896.9 million compared to $833.6 million at December 31, 1999 and $864.9 million at September 30, 1999.

      The following table reflects the various measures of capital:

	At September 30,		At December 31,		At September 30,
	2000		1999		1999

(In thousands)

Total equity	$896,918	8.65%	833,575	8.24%	864,895	8.71%

Common equity	894,354	8.62%	829,697	8.20%	860,961	8.67%

Tangible common equity (a)	739,678	7.24%	668,321	6.71%	701,009	7.18%

Tier 1 capital (b)	795,660	9.32%	734,492	8.81%	754,651	8.98%

Total risk-based capital (c)	1,054,733	12.36%	843,658	10.12%	865,806	10.30%

Leverage (d)	$795,660	7.70%	734,492	7.47%	754,651	7.99%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”) set capital guidelines for a financial institution to be considered “well-capitalized.” These guidelines require a risk-based capital ratio of 10%, a Tier I capital ratio of 6% and a leverage ratio of 5%. At September 30, 2000, the Corporation’s risk-based capital equaled 12.36% of risk-adjusted assets, its Tier I capital ratio equaled 9.32% and its leverage ratio equaled 7.70%. The cash dividend of $0.22 paid in the third quarter has an indicated annual rate of $0.88 per share.

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

There were no Form 8-K filings during the third quarter 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: November 13, 2000