Form 10-K
period 2000-12-31
FIRSTMERIT CORP /OH/
filed 2001-03-09
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2001: $2,084,985,405.

     Indicate the number of shares outstanding of registrant’s common stock as of February 16, 2001: 86,842,315 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 9, 2001, in Part III.

PART I

ITEM 1.  BUSINESS

BUSINESS OF FIRSTMERIT

Overview

      Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.2 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

      At December 31, 2000, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries (“FirstMerit Bank”), operated a network of 165 full service banking offices and 185 automated teller machines. Its offices span a total of 21 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area (“MSA”) in the country (which combines the primary MSAs for Cleveland, Lorain/ Elyria and Akron, Ohio).

Subsidiaries and Operations

      Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio. FirstMerit’s largest subsidiary is FirstMerit Bank.

      FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into nine geographic areas which are designated as follows: FirstMerit Bank/ Akron; FirstMerit Bank/ Citizens (Canton); FirstMerit Bank/ Cleveland; FirstMerit Bank/ Columbus; FirstMerit Bank/ Elyria; FirstMerit Bank/ Old Phoenix (Medina); FirstMerit Bank/ Wayne County (Wooster); FirstMerit Bank/ New Castle, Pennsylvania; and FirstMerit Bank/ Western Region. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit can therefore offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

      Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit and debit cards, rental of safe deposit boxes, letters of credit, leasing, discount brokerage and life insurance products. FirstMerit Bank also operates a trust department, which offers estate and trust services. The majority of its customers is comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

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

      FirstMerit Bank is the parent corporation of fourteen wholly-owned subsidiaries. In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company (“FirstMerit Leasing”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers discount brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

      In connection with the acquisition of Signal Corp (“Signal”), which was merged with and into FirstMerit on February 12, 1999, FirstMerit acquired Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. Ownership of MCI was transferred to FirstMerit Bank on November 30, 1999 for business and regulatory purposes.

      FirstMerit Bank is also the parent corporation of Abell & Associates, Inc. (“Abell”) and FirstMerit Insurance Agency, Inc. Abell, a nationally-known life insurance and financial consulting firm acquired in May 1997, assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. The firm also does consulting work for law and accounting firms, as well as individual corporations, concentrating on funding for corporate liability issues. FirstMerit Insurance Agency, Inc. became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation. FirstMerit Insurance Agency, Inc.’s license to sell life insurance products and annuities was activated in 1997.

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

Recent Transactions

      FirstMerit engages in discussions concerning possible acquisitions of other financial institutions and financial services companies on a regular basis. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. Consistent with this strategy, FirstMerit completed two strategic acquisitions in 1998 and one in 1999.

      FirstMerit believes that these strategic acquisitions have strengthened and will continue to further strengthen its competitive position in the northeastern and central Ohio markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses and continues to explore acquisition opportunities that would meet its objectives.

      Signal Corp Acquisition. On February 12, 1999, Signal merged with and into FirstMerit in a tax-free, stock-for-stock exchange (the “Signal Merger”). Signal was a bank holding company, which had as its primary wholly-owned subsidiaries: Signal Bank, N.A., a national bank; Summit Bank, N.A., a national bank; First Federal Savings Bank of New Castle, a federal savings bank; and MCI. At the time of the acquisition, Signal had total assets of $1.95 billion, total deposits of $1.38 billion, and stockholders’ equity of $137.8 million. All shares of Signal common stock issued and outstanding immediately prior to the effective time were converted into the right to receive 1.32 shares of FirstMerit Common Stock. FirstMerit issued approximately 16.8 million shares of Common Stock and approximately 214,000 Shares of FirstMerit 6 1/2% Cumulative Convertible Preferred Stock, Series B, no par value (“FirstMerit Preferred Stock”) in connection with the merger, and based on the closing price of the Common Stock on February 12, 1999 of $25.00 per share and the closing price of the FirstMerit

Preferred Stock on February 4, 1999 (the last trade before the merger) of $71.00 per share, the value of the transaction on such date was approximately $436.0 million. The Signal Merger was accounted for as a pooling-of-interests.

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

      CoBancorp Acquisition. FirstMerit completed the acquisition of CoBancorp Inc., Elyria, Ohio (“CoBancorp”), the parent of PremierBank & Trust and Jefferson Savings Bank, on May 22, 1998 (the “CoBancorp Merger”). At the time of the acquisition, CoBancorp had total assets of $643.9 million, total deposits of $562.1 million, and stockholders’ equity of $61.3 million. The CoBancorp Merger was structured as a tax-free exchange for CoBancorp shareholders who received Common Stock of the Corporation, and was accounted for as a purchase transaction. At the effective time of the CoBancorp Merger, based upon the average closing price of FirstMerit’s common stock of $29.375 per share over a specified period, the value of the transaction on such date was approximately $174.1 million. In connection with the CoBancorp Merger, the Corporation issued approximately 3.9 million shares of Common Stock, paid $50.0 million in cash (based upon the CoBancorp shareholder elections and allocations), and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $138.3 million that will be amortized primarily over 25 years.

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

      Under the Gramm-Leach-Bliley Act, effective March 11, 2000 (the “GLB Act”), securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which FirstMerit and its Subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. Mergers between financial institutions within Ohio and in neighboring states have added competitive pressure, which pressure has intensified due to interstate banking which became permissible under the Interstate Banking and Branching Efficiency Act of 1994. FirstMerit competes in its markets by offering quality and innovative services at competitive prices.

REGULATION AND SUPERVISION

Introduction

      FirstMerit, its banking subsidiary and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

      As discussed in more detail below, this regulatory environment, among other things, may restrict FirstMerit’s ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It may also require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Regulatory Agencies

      Bank Holding Company. FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the BHCA.

      Subsidiary Bank. FirstMerit’s national banking subsidiary is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Reserve Board and the Federal Deposit Insurance Corporation (“FDIC”).

      Nonbank Subsidiaries. Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s brokerage subsidiary is regulated by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc. and state securities regulators. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

      Securities and Exchange Commission and Nasdaq. FirstMerit is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is listed on The Nasdaq Stock Market under the trading symbol “FMER,” and is subject to the rules of Nasdaq.

Bank Holding Company Activities

      Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Act (“Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

      The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. FirstMerit will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

      Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividend Restrictions

      FirstMerit is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay without regulatory approval. Dividends payable by a national bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.

      Federal bank regulatory agencies have the authority to prohibit FirstMerit Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of FirstMerit Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

Holding Company Structure

      Transfer of Funds from Banking Subsidiary. FirstMerit’s banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to FirstMerit and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s-length terms.

      Source of Strength Doctrine. Under current Federal Reserve Board policy, FirstMerit is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support could be required at times when FirstMerit might not have the resources to provide it. In addition, the OCC may order the pro rata assessment of FirstMerit if the capital of its national bank subsidiary were to become impaired. If FirstMerit failed to pay the assessment within three months, the OCC could order the sale of its stock in the national bank subsidiary to cover the deficiency.

      Capital loans from FirstMerit to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of FirstMerit’s bankruptcy, any commitment by FirstMerit to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      Depositor Preference. The Federal Deposit Insurance Act (“FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FirstMerit, with respect to any extensions of credit they have made to such insured depository institution.

      Liability of Commonly Controlled Institutions. FirstMerit Bank is insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Capital Requirements

      General. FirstMerit is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

Core (“Tier 1”) Capital	Supplementary (“Tier 2”) Capital	Market Risk (“Tier 3”) Capital

• common equity
• retained earnings
• qualifying noncumulative perpetual preferred stock
• a limited amount of qualifying cumulative perpetual stock at the holding company level
• minority interests in equity accounts of consolidated subsidiaries
• less goodwill, most intangible assets and certain other assets	among other items:
• perpetual preferred stock not meeting the Tier 1 definition
• qualifying mandatory convertible securities
	• qualifying subordinated debt • allowances for loan and lease losses, subject to limitations	• qualifying unsecured subordinated debt

      FirstMerit, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2000, FirstMerit met both requirements, with Tier 1 and total capital equal to 9.34% and 12.38% of its respective total risk-weighted assets.

      Federal Reserve Board, FDIC and OCC rules require FirstMerit to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

      The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. FirstMerit’s leverage ratio at December 31, 2000 was 7.80%.

      The Federal Reserve Board may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

      FirstMerit Bank is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. FirstMerit’s management believes that FirstMerit Bank meets all capital requirements to which it is subject.

      Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business, which are described under the next paragraph.

      Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank or thrift is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank or thrift must develop a capital restoration plan, and its parent holding company must guarantee the bank’s or thrift’s compliance with the plan up to the lesser of 5% of the bank’s or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

      As of December 31, 2000, FirstMerit believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance Assessments

      Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of FirstMerit’s depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

      The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the BIF assessment rate could have a material adverse effect on FirstMerit’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of FirstMerit’s subsidiary depository institutions could have a material adverse effect on FirstMerit’s earnings, depending on the collective size of the particular institutions involved.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2000 at approximately $.021 per $100 annually for BIF- assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

      FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the Savings Association Insurance Fund.

Fiscal And Monetary Policies

      FirstMerit’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. FirstMerit is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of FirstMerit.

Privacy Provisions of Gramm-Leach-Bliley Act

      Under the GLB Act federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on FirstMerit’s financial condition or results of operations.

Future Legislation

      Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. FirstMerit cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of FirstMerit or any of its subsidiaries.

      To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to FirstMerit could have a material effect on the business of FirstMerit.

Summary Results of Core Earnings and Operations

      FirstMerit’s earnings totaled $159.8 million, or $1.80 per diluted share, compared with core earnings of $158.0 million, or $1.73 per diluted share for 1999. Core 1999 earnings exclude merger-related and extraordinary charges of $38.1 million. Including these charges, reported net income in 1999 was $119.9 million, or $1.32 per share.

      On a fully-tax equivalent basis, net interest income for 2000 reached $380.1 million compared with 1999 net interest income of $388.2 million. The net interest margin for 2000 was 3.93% compared with 4.41% in 1999.

      Adjusted net revenue was $6.12 per diluted share for 2000 and $5.84 of revenue per diluted share in 1999. Growth in fee income and earning assets offset the decline in net interest margin. Excluding gains from the sale of securities, non-interest income was $163.4 million, up 11.8% from prior year levels.

      Non-interest expense, excluding merger-related charges in 1999 and amortization of intangibles, declined from $271.9 million to $264.6 million in 2000. Improvement was achieved in salary and benefit expenses, equipment costs, amortization expense and other operating expenses. The efficiency ratio improved from 50.9% in 1999 to 48.7% for 2000.

      Year-end assets were $10.2 billion, up slightly from $10.1 billion last year. At period end, total loans were $7.2 billion, up from last year’s ending loan balance of $7.0 billion.

      Total deposits reached $7.6 billion, 10.6% ahead of last year. Savings and money market deposits and certificates of deposit (“CDs”) increased 7.0% and 15.6%, respectively, while more costly other borrowings declined 30% from the prior year.

      The 2000 loan loss provision was $32.7 million compared with a $27.2 million core provision in 1999. Net charge-offs as a percentage of average loans were 0.40% for 2000 compared to 0.43% for 1999. At year-ends 2000 and 1999, the allowance as a percent of outstanding loans totaled 1.50%. At December 31, 2000, non-performing assets as a percent of loans and other real estate (“ORE”) were 0.50%. Reserve coverage was 3.6 times the level of non-performing loans at December 31, 2000 and 4.7 times at December 31, 1999.

      Shareholders’ equity ended the year at $914.9 million. Common stock dividends were $76.2 million, representing a payout of 47.8% of net income. This compared with 43.9% of core earnings in 1999.

ITEM 2.  PROPERTIES

FirstMerit Corporation

      FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 88,000 square feet, are leased from FirstMerit Bank and are located at III Cascade, a seven-story office building located in downtown Akron, Ohio. During 1993, a long-term leasehold interest in III Cascade was acquired by an Ohio general partnership (the “Partnership”), the general partners of which are FirstMerit and a Delaware corporation subsidiary of Banc One Capital Corporation. FirstMerit does not control the Partnership. The City of Akron is the lessor of the property. FirstMerit Bank has subleased all of the premises of III Cascade from the Partnership, and FirstMerit subleases a portion of the premises from FirstMerit Bank. The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

      The principal executive offices of FirstMerit Bank are located in a 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank/ Akron is the principal tenant of the building occupying approximately 79,000 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 94 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 70 ranches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 FirstMerit Bank completed major renovations to its main office building. FirstMerit Bank renovated all space which it occupies in the building, as well as all public areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the fourth quarter of 2000.

EXECUTIVE OFFICERS OF REGISTRANT

      The following persons are the executive officers of FirstMerit as of December 31, 2000. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Sid A. Bostic	58	02-01-98	President and Chief Operating Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously Chairman, President and Chief Executive Officer, Norwest Bank Indiana, N.A., Fort Wayne, Indiana
John R. Cochran	57	03-01-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously President and Chief Executive Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Norwest Bank Nebraska, N.A.
Terrence E. Bichsel	51	9-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank since September 16, 1999; formerly Executive Vice President, Finance and Performance Management, Banc One Corporation
Robert P. Brecht	51	08-09-91	Executive Vice President of FirstMerit and of FirstMerit Bank; previously Executive Vice President of FirstMerit Bank since July 20, 1995; previously President and Chief Executive Officer of Peoples Bank, N.A.
Gary J. Elek	49	02-11-88	Executive Vice President of FirstMerit and Executive Vice President of FirstMerit Bank since May 20, 1999; formerly Senior Vice President of FirstMerit and FirstMerit Bank
Jack R. Gravo	54	02-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation; previously Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Citizens National Bank since February 1, 1995; previously President of The CIVISTA Corporation
Bruce M. Kephart	49	07-25-95	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank; previously Vice President, Bank One, Cleveland, N.A.
Richard G. Norton	52	01-01-95	Executive Vice President of FirstMerit since September 20, 1995 and Regional President of FirstMerit Bank since January 5, 1998; previously Senior Vice President of FirstMerit and Managing Officer of FirstMerit Bank
George P. Paidas	54	04-13-94	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank; formerly President and Chief Executive Officer of The Old Phoenix National Bank of Medina
Terry E. Patton	52	04-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank since May 20, 1999; formerly Senior Vice President of FirstMerit and FirstMerit Bank

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Larry A. Shoff	44	9-1-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank since September 1, 1999; previously Senior Vice President of Wells Fargo Services Co.
William E. Stansifer	53	10-02-95	Executive Vice President of FirstMerit and FirstMerit Bank; previously Senior Vice President, Banking Credit Policy Office, Norwest Corporation
Charles F. Valentine	61	10-23-98	Executive Vice President of FirstMerit and President and Chief Executive Officer of FirstMerit Bank Construction Financing Division since October 23, 1998; formerly Chairman and Chief Executive Officer of Security First Corp. and Security Federal Savings and Loan Association

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System under the trading symbol FMER. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

Stock Performance and Dividends(1)

	Bids		Per Share

Quarter			Dividend	Book
Ending	High	Low	Rate	Value(2)

03-31-99	$28.25	24.13	0.18	10.03
06-30-99	29.13	25.13	0.18	9.54
09-30-99	28.94	24.63	0.20	9.59
12-31-99	28.13	22.56	0.20	9.39
03-31-00	23.19	13.38	0.20	9.51
06-30-00	22.00	16.25	0.22	9.78
09-30-00	25.88	20.50	0.22	10.15
12-31-00	$27.69	19.19	0.22	10.48

(1)	This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

      On December 31, 2000 there were approximately 10,804 shareholders of record of FirstMerit Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended

	2000	1999	1998	1997	1996

	(Dollars in thousands except per share data)
Results of Operations

Interest income	$791,495	684,851	642,557	584,510	562,152

Conversion to fully-tax equivalent	3,842	4,251	3,492	3,212	3,043

Interest income*	795,337	689,102	646,049	587,722	565,195

Interest expense	415,251	300,865	286,376	258,447	249,343

Net interest income*	380,086	388,237	359,673	329,275	315,852

Provision for possible loan losses	32,708	37,430	40,921	23,518	19,333

Other income	163,891	154,710	140,148	114,094	103,091

Other expenses	275,192	316,506	345,029	245,865	260,362

Income before federal income taxes*	236,077	189,011	113,871	173,986	139,248

Federal income taxes	72,448	59,043	37,862	56,066	45,995

Fully-tax equivalent adjustment	3,842	4,251	3,492	3,212	3,043

Federal income taxes*	76,290	63,294	41,354	59,278	49,038

Income before extraordinary item	159,787	125,717	72,517	114,708	90,210

Extraordinary item — charge from extinguishment of debt (net of tax effect)	—	(5,847)	—	—	—

Net income (a)	$159,787	119,870	72,517	114,708	90,210

Net income applicable to common stock (a)	$159,569	119,563	71,826	113,124	88,514

Per share:

Income before extraordinary item available to common shareholders	$1.81	1.38	0.83	1.39	1.06

Extraordinary item (net of tax effect)	—	(0.06)	—	—	—

Basic net income (a)	$1.81	1.32	0.83	1.39	1.06

Diluted net income (a)	$1.80	1.31	0.82	1.32	1.02

Cash dividends	$0.86	0.76	0.66	0.61	0.55

Dividend payout ratio	47.78%	55.07%	79.37%	43.87%	51.73%

Average Ratios

Return on total assets (a)	1.54%	1.26%	0.85%	1.51%	1.21%

Return on shareholders’ equity (a)	18.60%	13.62%	8.61%	15.88%	12.67%

Shareholders’ equity to total assets	8.31%	9.27%	9.88%	9.51%	9.52%

Balance Sheet Data

Total assets (at year end)	$10,215,203	10,115,477	9,026,024	7,825,430	7,348,909

Daily averages:

Total assets	$10,368,637	9,493,047	8,520,575	7,591,936	7,480,069

Earning assets	9,664,251	8,797,597	7,892,086	7,128,553	7,061,579

Deposits and other funds	9,366,851	8,464,706	7,519,057	6,723,285	6,677,686

Shareholders’ equity	862,109	880,124	841,865	722,204	712,044

*	Fully-tax equivalent basis

(a)	The 1999 net income, provision for possible loan losses, and profitability ratios shown include (1) merger-related expenses associated with the Signal pooling-of-interests acquisition of $32.3 million after taxes, and (2) an extraordinary charge from early extinguishment of Signal debt prior to the Signal merger. These same results restated to exclude all material unusual items can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 1998 net income, provision for possible loan losses, and profitability ratios shown include (1) merger-related expenses associated with the Security First pooling-of-interests acquisition of $12.8 million after taxes, (2) merger costs from the Signal’s acquisition of First Shenango of $3.0 million after taxes, (3) a loss from the sale of a subsidiary of $5.5 million after taxes, and (4) an $18.8 million after-tax valuation charge related to residual interest on manufactured housing asset-backed securities. These same results restated to exclude all material unusual items except the asset-backed securities charge can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The results for 1996 include a one-time Savings Association Insurance Fund (“SAIF”) charge of $15.2 million before taxes or approximately $9.9 million after taxes. These same results restated to exclude all material unusual items except the asset-backed securities charge can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2000, 1999 and 1998

      The following commentary presents Management’s discussion and analysis of the Corporation’s financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2000, 1999 and 1998. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

      FirstMerit’s earnings totaled $159.8 million, or $1.80 per diluted share, for 2000. This compares with core earnings of $158.0 million, or $1.73 per diluted share, for 1999, which excludes merger-related and extraordinary charges of $38.1 million. Including these charges, reported net income in 1999 was $119.9 million, or $1.32 per share.

      On a fully-tax equivalent basis, net interest income for 2000 reached $380.1 million compared with 1999 net interest income of $388.2 million, a decline of 2.1%. The net interest margin for 2000 was 3.93% compared with 4.41% in 1999.

      Adjusted net revenue was $6.12 per diluted share for 2000, an increase of 4.8% above the $5.84 of revenue per diluted share reported in 1999. Growth in fee income and earning assets offset the decline in net interest margin. Excluding gains from the sale of securities, non-interest income was $163.4 million, up 11.8% from prior year levels. Fee growth was double-digit in all categories except securities gains and manufactured housing, where a lower level of originations caused fees to decline.

      Non-interest expense, excluding merger-related charges in 1999 and amortization of intangibles, declined 2.7%, from $271.9 million to $264.6 million in 2000. Improvement was achieved in salary and benefit expenses, equipment costs, amortization expense and other operating expenses. The efficiency ratio improved from 50.9% in 1999 to 48.7% for 2000, reflecting the continuing positive impact of disciplined cost controls.

      Year-end assets were $10.2 billion, up slightly from $10.1 billion last year. A 17% decline in investment securities, from $2.4 billion last year to $2.0 billion at year-end 2000, contributed to the slowdown in asset growth. At period end, total loans, net of unearned interest, were $7.2 billion, up 3.2% from last year’s ending loan balance of $7.0 billion.

      Total customer deposits reached $7.6 billion, 10.6% ahead of last year. Savings and money market deposits and certificates of deposit (“CD’s”) increased 7.0% and 15.6%, respectively, while more costly other borrowings declined 30% from the prior year.

      The 2000 loan loss provision was $32.7 million compared with a $27.2 million core provision in 1999. Net charge-offs as a percentage of average loans were 0.40% for 2000 compared to 0.43% for 1999. At year-ends 2000 and 1999, the allowance as a percent of outstanding loans totaled 1.50%. At December 31, 2000, non-performing assets as a percent of loans and ORE were 0.50%. Reserve coverage was 3.6 times the level of non-performing loans at December 31, 2000 and 4.7 times at December 31, 1999.

      Shareholders’ equity ended the year at $914.9 million. Average equity to assets for the year was 8.3%. Common stock dividends were $76.2 million, representing a payout of 47.8% of net income. This compared with 43.9% of core earnings in 1999. At year-end, there were 87,032,315 shares outstanding.

	Core*	As Reported	Core*	As Reported

	2000/	2000/	1999/	1999/
(Dollars)	1999	1999	1998	1998

Changes in earnings per share

Net income per diluted share for 2000 and 1999, respectively	$1.73	$1.31	$1.06	$0.82

Increases (decreases) attributable to:

Net interest income — taxable equivalent	(0.09)	(0.09)	0.31	0.31

Provision for possible loan losses	(0.06)	0.05	0.07	0.04

Trust services	0.03	0.03	0.03	0.03

Service charges on deposit accounts	0.06	0.06	0.03	0.03

Credit card fees	0.06	0.06	0.07	0.07

Service fees — other	—	—	0.04	0.04

Securities gains (losses), net	(0.09)	(0.09)	0.02	0.02

Manufactured housing income	(0.05)	(0.05)	0.01	0.01

Loan sales and servicing income	0.02	0.02	(0.08)	(0.08)

Other operating income	0.07	0.07	0.05	0.05

Salaries and employee benefits	0.03	0.12	0.12	0.05

Equipment expense	0.02	0.02	(0.03)	(0.03)

Intangible amortization expense	0.01	0.01	(0.02)	(0.02)

Other operating expenses	0.03	0.32	0.34	0.32

Federal income taxes — taxable equivalent	(0.02)	(0.15)	(0.23)	(0.24)

Extraordinary item — net of taxes	—	0.06	0.00	(0.06)

Change in share base	0.05	0.05	(0.06)	(0.05)

Net change in net income	0.07	0.49	0.67	0.49

Net income per diluted share for 2000 core, 2000 reported, 1999 core, and 1999 reported, respectively	$1.80	$1.80	$1.73	$1.31

*	The term “core” is defined as excluding merger-related expenses associated with the Security First pooling-of-interests acquisition, the Signal Corp pooling-of-interests acquisition, an extraordinary charge from early extinguishment of Signal debt prior to the merger, a 1998 loss on the sale of a subsidiary, and merger-related expenses associated with Signal’s acquisition of First Shenango Bancorp. 1998 core results do not exclude a valuation charge related to residual interest on manufactured housing asset-backed securities. See Note 2 to the Consolidated Financial Statements for further details.

Supercommunity Banking Results

      The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 16 to the consolidated financial statements provides performance data for this line of business as well as summary information by product and service group.

Net Interest Income

      Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully taxable equivalent (“FTE”) basis which restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

      Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

	2000

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

	(Dollars in thousands)

Interest-bearing liabilities	$8,333,859	3.25%	270,595

Non-interest-bearing liabilities and equity	1,330,392	8.23%*	109,491

	$9,664,251		380,086

	1999

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$7,409,400	3.77%	279,541

Non-interest-bearing liabilities and equity	1,388,195	7.83%*	108,696

	$8,797,595		388,237

	1998

	Average	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$6,435,703	3.74%	240,052

Non-interest-bearing liabilities and equity	1,456,383	8.19%*	119,621

	$7,892,086		359,673

*	Yield on earning assets

      Net interest income, on a fully-tax equivalent basis, decreased $8.2 million, or 2.1%, to $380.1 million in 2000 compared to $388.2 million in 1999 and $359.7 million in 1998. The decline from 1999 occurred because the rise in interest income was more than offset by the increase in interest expense. Specifically, interest income rose $106.2 million while interest expense increased $114.4 million.

      The overall higher interest rate environment in 2000, compared with the prior year, had the following effect on interest-bearing assets and liabilities.

      The average yield on earning assets rose 40 basis points from 7.83% to 8.23%, resulting in $39.6 million of additional interest income. Higher earning asset average balances added another $66.6 million to 2000 interest income. The combination of growth in outstandings and higher yields on loans comprised 67% of the increase over 1999 while gains in securities’ volumes and yields added the remaining 33%.

      Higher interest expense was also volume and rate driven as savings and money market accounts, certificates of deposits, and other borrowings were the main funding sources for the earning asset growth. The cost of funds for the year, as a percentage of average earning assets, increased 88 basis points from 3.42% in 1999 to 4.30% this year.

      The following table illustrates the specific year-over-year impact to net interest income based on changes in the rate and volume components of the interest-earning assets and interest-bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL —

FULLY-TAX EQUIVALENT RATE/ VOLUME ANALYSIS

	Years Ended,

	2000 and 1999			1999 and 1998

	Increase (Decrease) In			Increase (Decrease) In
	Interest Income/Expense			Interest Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)

INTEREST INCOME

Investment securities:

Taxable	$24,117	8,469	32,586	8,782	(4,419)	4,363

Tax-exempt	(1,153)	108	(1,045)	2,602	249	2,851

Loans held for sale	4,981	(1,634)	3,347	4,635	—	4,635

Loans	35,789	32,566	68,355	60,607	(27,207)	33,400

Federal funds sold	2,869	123	2,992	(1,612)	(584)	(2,196)

Total interest income	66,603	39,632	106,235	75,014	(31,961)	43,053

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	(187)	(882)	(1,069)	(605)	(7,843)	(8,448)

Savings	(57)	12,613	12,556	4,306	(8,056)	(3,750)

Certificates and other time deposits (CDs)	40,134	26,195	66,329	13,692	(9,107)	4,585

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	17,946	18,624	36,570	30,361	(8,259)	22,102

Total interest expense	57,836	56,550	114,386	47,754	(33,265)	14,489

Net interest income	$8,767	(16,918)	(8,151)	27,260	1,304	28,564

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

      The net interest margin for 2000 was 3.93% compared to 4.41% in 1999 and 4.56% in 1998. As discussed previously, the decline in the net interest margin compared to last year was a result of the increase in earning asset yield and volume being outpaced by higher earning asset funding costs.

	2000	1999	1998

	(Dollars in thousands)

Net interest income	$376,244	383,986	356,181

Tax equivalent adjustment	3,842	4,251	3,492

Net interest income — FTE	$380,086	388,237	359,673

Average earning assets	$9,664,251	8,797,595	7,892,086

Net interest margin	3.93%	4.41%	4.56%

Other Income

      Excluding securities gains, other income totaled $163.4 million in 2000, an increase of $17.2 million or 11.8% over 1999, and $30.0 million or 22.5% over 1998. In accordance with purchase accounting rules, totals for 1998 include the results of CoBancorp, from the May 22, 1998 acquisition date through December 31,1998. CoBancorp results subsequent to 1998 represent twelve months of activity in both 1999 and 2000.

	2000	1999	1998

	(Dollars in thousands)

Trust fees	$21,580	18,708	16,147

Service charges on deposits	47,728	42,659	39,883

Credit card fees	32,160	26,752	20,064

Service fees — other	14,500	14,223	10,493

Securities gains	507	8,527	6,785

Manufactured housing income	4,335	8,412	7,630

Mortgage sales and servicing	10,529	9,035	16,900

Other operating income	32,552	26,394	22,246

	$163,891	154,710	140,148

      Trust fees increased $2.9 million or 15.4% to $21.6 million in 2000. The improvement was a result of sales volumes exceeding goals, a high commitment to quality service and continued emphasis on the managed asset business.

      Service charges on deposits rose $5.1 million or 11.9% compared to last year. Much of this income is based on the number of accounts, competitive fees and customer checking account activity. As stated in various places throughout this document, some portion of the increase between 1999 and prior balances is due to the May 1999 purchase accounting acquisition of CoBancorp.

      Credit card fees rose $5.4 million or 20.2% in 2000. The increase was due to higher debit card volume, increased merchant activity and the maintenance of cash advance and late fees at competitive prices.

      Other operating income, as presented in the table, was up due to higher commissions on equity and insurance sales, higher letter of credit activity, increased factored accounts receivable business, higher cash management fees and a gain on the sale of an interest in certain leveraged leases.

      Excluding gains from sales of securities, other income was $163.4 million and represents 30.1% of net revenue compared to 27.4 % last year. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus other income, excluding securities sales gains or losses.

Federal Income Tax

      Federal income tax expense totaled $72.4 million in 2000 compared to $59.0 million in 1999. In 2000, the effective federal income tax rate for the Corporation, equaled 31.2% compared to 31.8% in 1999, excluding the extraordinary item in that year, and 34.3% in 1998.

Other Expenses

      Other expenses were $275.2 million compared to $282.9 million in 1999, when merger costs associated with the Signal acquisition are excluded, and $319.5 million in 1998, which exclude merger costs associated with the Security First acquisition.

	Other Expenses

	2000	1999			1998

	Reported	Reported	Merger Adj	Core*	Reported	Merger Adj	Other Adj	Core*

	(Dollars in thousands)

Salaries and wages	$101,416	110,716	(7,484)	103,232	112,087	(1,613)		110,474

Pension and benefits	26,751	28,146	(252)	27,894	31,778	76		31,854

Salaries, wages, pension and benefits	128,167	138,862	(7,736)	131,126	143,865	(1,537)		142,328

Net occupancy expense	20,739	20,178	—	20,178	23,002	(692)		22,310

Equipment expense	17,589	19,198	—	19,198	15,882	(141)		15,741

Taxes, other than federal income taxes	8,670	9,536	—	9,536	7,890	—		7,890

Stationery, supplies and postage	12,296	13,241	(38)	13,203	10,789	(15)		10,774

Bankcard, loan processing, and other fees	19,133	28,702	(7,016)	21,686	29,575	(1,516)		28,059

Advertising	4,913	6,535	(794)	5,741	5,416	(233)		5,183

Professional services	9,878	18,382	(8,856)	9,526	14,332	(4,450)		9,882

Telephone	5,381	7,156	—	7,156	4,722	—		4,722

FDIC assessment	1,597	2,093	—	2,093	1,473	—		1,473

Loss on sale of subsidiary	—	—	—	—	8,410	—	(8,410)	—

Amortization of intangibles	10,552	10,989	—	10,989	8,926	—		8,926

Other operating expenses	36,277	41,634	(9,182)	32,452	70,747	(8,535)		62,212

Total other expenses	$275,192	316,506	(33,622)	282,884	345,029	(17,119)	(8,410)	319,500

*	Core other expenses, when compared to reported results, exclude merger-related costs and other material unusual items as shown in the preceding table. Note 2 to the Consolidated Financial Statements also discusses merger-related expenses in detail and summarizes their effect on other expenses, other income statement categories and the overall earnings of the Corporation.

      Salaries, wages, pension and benefits totaled $128.2 million in 2000, a decrease of $3.0 million or 2.3% from the corresponding adjusted 1999 costs. The decrease in salaries and wages were attributable to continued emphasis on efficiency and, to a lesser degree, relatively long replacement times due to another year of low unemployment rates in our operating areas.

      Continued cost discipline lowered operating costs during 2000 as follows: equipment expense, other taxes, and stationary/supplies/postage declined $3.4 million, in the aggregate, or 8.1%; bankcard, loan processing and other fees dropped $2.6 million, or 11.8%; advertising was down $0.8 million, or 14.4%; telephone costs declined $1.8 million, or 24.8%; the FDIC deposit-based assessment was down $0.5 million, or 23.7%; and amortization of goodwill and other intangible assets decreased $0.4 million, or 4.0%.

      The efficiency ratio for 2000 was 48.69% compared to 50.86% in 1999 and 63.55% in 1998. The 1998 efficiency ratio includes a $28.9 million pre-tax valuation charge related to residual interest on manufactured housing asset-backed securities. If the residual interest charge had been excluded from the 1998 efficiency ratio calculation, the resultant ratio would have been 57.69%. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue; that is, during 2000, 48.69 cents were spent to generate each $1 of net revenue.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities have been classified as available-for-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in a separate component of shareholders’ equity. The pre-tax adjustment to increase fair value at year-end 2000 was $47.6 million and to decrease fair value at year-end 1999 was $86.9 million.

      At year-end 2000, investment securities totaled $2.0 billion compared with $2.4 billion one year earlier, a decrease of 16.4%. Declines were experienced across all investment securities’ categories.

      A summary of investment securities’ carrying value is presented below as of year-ends 2000 and 1999. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

CARRYING VALUE OF INVESTMENT SECURITIES

	Year-Ends,
			Dollar	%
	2000	1999	Change	Change

	(Dollars in thousands)

U.S. Treasury and Government agency obligations	$622,117	799,578	(177,461)	-22%

Obligations of states and political subdivisions	102,744	119,061	(16,317)	-14%

Mortgage-backed securities	996,843	1,160,216	(163,373)	-14%

Other securities	280,587	315,179	(34,592)	-11%

	$2,002,291	2,394,034	(391,743)	-16%

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

U.S. Treasury securities	$51,660	5.36%	71,992	5.38%	—	—	—	—

U.S. Government agency obligations	99,375	5.18%	170,606	5.76%	72,862	7.03%	155,622	5.80%

Obligations of states and political subdivisions	12,720	9.14%*	31,487	8.56%*	26,299	8.69%*	32,238	8.25%

Mortgage-backed securities	926	4.93%	32,216	6.24%	221,930	6.42%	741,771	6.39%

Other securities	1,962	4.96%	139	7.75%	4,837	6.15%	273,649	6.98%

	$166,643	5.53%	306,440	6.01%	325,928	6.73%	1,203,280	6.50%

Percent of total	8.32%		15.30%		16.28%		60.10%

*	Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 2000.

      At year-end 2000, Collateralized Mortgage Obligations (“CMOs”) totaled $238.2 million, representing approximately 11.9% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders’ equity.

      The yield on the portfolio was 6.61% in 2000 compared to 6.25% in 1999 and 6.41% in 1998.

Loans

      Total loans outstanding at year-end 2000 increased 3.2% compared to one year ago, or were $7.2 billion compared to $7.0 billion at year-end 1999. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial, financial and agricultural loans.

	Year-Ends,

	2000	1999	1998	1997	1996

	(Dollars in thousands)

Commercial, financial and agricultural	$1,591,587	1,563,142	1,308,127	952,507	780,772

Installments to individuals	2,033,398	1,506,334	1,334,138	1,157,940	1,026,012

Real estate	3,329,868	3,672,276	3,548,807	3,437,303	3,286,610

Lease financing	282,232	272,429	170,898	185,864	159,237

Total loans	$7,237,085	7,014,181	6,361,970	5,733,614	5,252,631

Less allowance for possible loan losses	108,285	104,897	96,149	67,736	54,304

Net loans	$7,128,800	6,909,284	6,265,821	5,665,878	5,198,327

Year-End 2000

Commercial, financial
and agricultural

Due in one year or less	$931,658

Due after one year but within five years	397,307

Due after five years	262,622

Total	$1,591,587

Loans due after one year with interest at a predetermined fixed rate	215,606

Loans due after one year with interest at a floating rate	444,323

Total	$659,929

      Real estate loans at year-end 2000 totaled $3.3 billion or 46.0% of total loans outstanding compared to 52.4% one year ago. Residential loans (1-4 family dwellings) totaled $1.1 billion, home equity loans $458.7 million, construction loans $378.4 million and commercial real estate loans $1.3 billion.

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

      Consumer loans or loans to individuals increased 35.0% compared to last year and accounted for 28.1% of total loans compared to 21.5% in 1999.

      Commercial, financial, and agricultural loans increased 1.8% during 2000 and constitute 22.0% of total outstanding loans compared to 22.3% last year. The increase in consumer and commercial loans is evidence of FirstMerit’s shifting loan portfolio.

      Lease financing loans increased 3.6% during 2000. Auto leases totaled $184.8 million with equipment leasing totaling $92.7 million, leveraged leases were $4.1 million and tax-free leases were $600 thousand at year-end 2000.

      There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Possible Loan Losses

      The Corporation maintains what Management believes is an adequate allowance for possible loan losses. FirstMerit and FirstMerit Bank regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, non-performing assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio.

      At year-end 2000, the allowance was $108.3 million or 1.50% of loans outstanding compared to $104.9 million or 1.50% at year-end 1999 and $96.1 million or 1.50% at year-end 1998. The allowance equaled 357.1% of non-performing loans at year-end 2000 compared to 474.4% at year-end 1999. The allowance for possible loan losses related to impaired loans was $8.4 million at year-end 2000 and $5.7 million at year-end 1999.

      Net charge-offs were $29.3 million in 2000 compared to $29.7 million in 1999 and $20.7 million in 1998. As a percentage of average loans outstanding, net charge-offs equaled 0.40% in 2000, 0.43% in 1999 and 0.34% in 1998. Losses are charged against the allowance as soon as they are identified.

      A five-year summary of activity follows:

Allowance for Possible Loan Losses

	Years Ended,

	2000	1999	1998	1997	1996

	(Dollars in thousands)

Allowance for loan losses at beginning of year	$104,897	96,149	67,736	60,087	56,878

Loans charged off:

Commercial, financial and agricultural	7,089	7,539	3,894	1,838	2,665

Installment to individuals	37,972	35,904	26,277	24,824	17,282

Real estate	2,558	3,350	1,489	728	613

Lease financing	1,809	1,043	1,274	1,294	1,315

Decrease from sale of subsidiary	—	—	—	—	389

Total	49,428	47,836	32,934	28,684	22,264

Recoveries:

Commercial, financial and agricultural	4,805	3,997	1,930	1,121	450

Installment to individuals	13,866	12,910	8,285	8,584	5,283

Real estate	763	540	1,464	123	202

Lease financing	674	679	532	476	206

Total	20,108	18,126	12,211	10,304	6,141

Net charge-offs	29,320	29,710	20,723	18,380	16,123

Acquisition adjustment	—	1,028	8,215	2,511	—

Provision for possible loan losses	32,708	37,430	40,921	23,518	19,332

Allowance for loan losses at end of year	$108,285	104,897	96,149	67,736	60,087

Average loans outstanding	$7,275,036	6,865,330	6,131,665	5,468,587	5,304,366

Ratio to average loans:

Net charge-offs	0.40%	0.43%	0.34%	0.34%	0.30%

Provision for possible loan losses	0.45%	0.55%	0.67%	0.43%	0.36%

Loans outstanding at end of year	$7,237,085	7,014,181	6,361,970	5,733,614	5,252,631

Allowance for possible loan losses:

As a percent of loans outstanding at end of year	1.50%	1.50%	1.51%	1.18%	1.14%

As a multiple of net charge-offs	3.69	3.53	4.64	3.69	3.73

Allocation of Allowance for Loan Losses

	As of		As of		As of
	Year End 2000		Year End 1999		Year End 1998

		% of		% of		% of
		loans by		loans by		loans by
		category		category		category
		to total		to total		to total
		loans		loans		loans
	Amount	outstanding	Amount	outstanding	Amount	outstanding

	(Dollars in thousands)

Commercial, financial, agricultural	$30,739	22%	30,203	22%	40,457	20%

Installment	45,187	28%	31,426	22%	28,004	21%

Loans secured by real estate	29,135	46%	41,013	52%	25,945	56%

Lease financing	3,224	4%	2,255	4%	1,743	3%

	$108,285	100%	104,897	100%	96,149	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As of		As of
	Year End 1997		Year End 1996

		% of		% of
		loans by		loans by
		category		category
		to total		to total
		loans		loans
	Amount	outstanding	Amount	outstanding

	(Dollars in thousands)

Commercial, financial, agricultural	27,522	17%	15,962	15%

Installment	19,350	20%	24,434	19%

Loans secured by real estate	19,555	60%	18,236	63%

Lease financing	1,309	3%	1,455	3%

	67,736	100%	60,087	100%

Asset Quality

      Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

      The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of the largest loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operations services, and overseeing loan workouts.

      The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

      The Corporation adheres to Statement of Financial Accounting Standard No. 114,“Accounting by Creditors for Impairment of a Loan,” and Statement No. 118, an amendment of Statement No. 114, “Accounting by Creditors for Impairment of a loan — Income Recognition and Disclosures.” These statements provide guidance for determining the allowance for loan loses related to impaired loans and illustrate the required financial statement disclosures for impaired loans. Impaired loans are loans for which current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market price, or the fair value of the loan collateral.

Non-Performing Assets

      Non-performing assets consist of :

*	Non-accrual loans on which interest is no longer accrued because its collection is doubtful.

*	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

*	ORE acquired through foreclosure in satisfaction of a loan.

	Years Ended,

	2000	1999	1998	1997	1996

	(Dollars in thousands)

Impaired Loans:

Non-accrual	$28,039	20,159	10,883	12,129	9,782

Restructured	150	47	85	89	92

Total impaired loans	28,189	20,206	10,968	12,218	9,874

	Years Ended,

	2000	1999	1998	1997	1996

	(Dollars in thousands)

Other Loans:

Non-accrual	2,135	1,905	8,456	10,210	7,104

Restructured	—	—	—	—	340

Total Other non-performing loans	2,135	1,905	8,456	10,210	7,444

Total non-performing loans	30,324	22,111	19,424	22,428	17,318

Other real estate owned	6,067	3,173	3,789	2,296	829

Total non-performing assets	36,391	25,284	23,213	24,724	18,147

Loans past due 90 days or more accruing interest	$31,440	30,878	18,911	11,327	8,463

Total non-performing assets as a percent of total loans and ORE	0.50%	0.36%	0.36%	0.43%	0.35%

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

      Non-performing assets at year end were $36.4 million, $25.3 million at year-end 1999 and $23.2 million at year-end 1998. As a percentage of total loans outstanding plus ORE, non-performing assets were 0.50% at year-end 2000 and 0.36% at December 31, 1999 and 1998. The average balances of impaired loans for the years ended 2000 and 1999 were $25.9 million and $15.6 million, respectively.

      For the year ended 2000, impaired assets earned $1.0 million in interest income. Had they not been impaired, they would have earned $2.3 million. For the same period, total non-performing loans earned $1.1 million in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $2.5 million.

      In addition to non-performing loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $96.3 million at year-end 2000. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Deposits

      Average deposits for 2000 totaled $7.4 billion, an increase of 9.1% and 14.9% compared to 1999 and 1998 levels, respectively. The 1998 acquisition of CoBancorp was accounted for as a purchase transaction. Accordingly, average deposits for 1998 include deposits of CoBancorp for approximately seven months while 2000 and 1999 averages include these deposits for a full year.

      Average demand accounts and savings balances were flat compared to 1999. Average CDs increased $672.6 million largely due to higher rates being offered in 2000.

      With the exception of demand deposits, the average rate paid on interest-bearing deposits, compared to the prior year, reflected the overall higher interest rate environment during 2000. The yields on interest-bearing checking accounts declined as management intentionally lowered rates on these deposits. The average rate paid on savings and money market accounts rose 71 basis points to 2.96% and the average yield paid on CDs increased 80 basis points to 5.97%.

      Total demand deposits comprised 22.5% of average deposits in 2000 compared with 25.3% last year and 28.4% in 1998. Savings accounts, including money market products, made up 24.1% of average deposits in 2000 compared to 26.3% in 1999 and 24.8% in 1998. CDs accounted for 53.4% of average deposits in 2000, 48.3% in 1999 and 46.8% in 1998. The most notable shifts were increased savings and money market balances. Money market balances rose because of a broad product base and a higher rate environment. Increased CD outstandings occurred as CD “specials” were used at various times to decrease reliance on wholesale borrowings.

      The average cost of deposits and other borrowings was up 92 basis points compared to one year ago, or 4.98% in 2000 compared to 4.06% last year.

	Years Ended,

	2000		1999		1998

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)

Demand deposits- non-interest bearing	$1,032,992	—	1,055,306	—	1,083,354	—

Demand deposits- interest bearing	635,414	0.58%	667,469	0.72%	752,096	1.81%

Savings and money market deposits	1,789,464	2.96%	1,791,390	2.25%	1,600,122	2.65%

Certificates and other time deposits	3,957,140	5.97%	3,284,516	5.17%	3,019,637	5.47%

	$7,415,010		6,798,681		6,455,209

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of year-end 2000, by time remaining until maturity.

Amount

Maturing in:

Under 3 months	$544,111

3 to 6 months	260,587

6 to 12 months	165,941

Over 12 months	601,826

$1,572,465

Interest Rate Sensitivity

      Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies to trends within the financial markets and within the industry.

      The analysis presented below divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion which it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period. The Corporation uses the GAP analysis and other tools to monitor rate risk.

      Focusing on estimated repricing activity within 90 days subsequent to year end, the Corporation was in a liability-sensitive position as illustrated in the following table:

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

Interest Earning Assets:

Loans and leases	$1,663,707	152,605	152,857	284,398	870,869	4,248,402	7,372,838

Investment securities	178,178	34,264	147,320	154,706	244,924	1,242,899	2,002,291

Federal funds sold	8,100	—	—	—	—	—	8,100

Total Interest Earning Assets	$1,849,985	186,869	300,177	439,104	1,115,793	5,491,301	9,383,229

Interest Bearing Liabilities:

Demand - interest bearing	7,224	7,148	7,072	20,769	39,599	599,959	681,771

Savings	15,068	11,099	552,918	43,083	81,642	1,101,695	1,805,505

Certificate and time deposits	521,458	236,042	206,920	859,532	983,102	1,242,016	4,049,070

REPOs and other borrowings	1,063,790	142,857	83,393	850	34,101	266,063	1,591,054

Total Interest Bearing Liabilities	$1,607,540	397,146	850,303	924,234	1,138,444	3,209,733	8,127,400

Total GAP	$242,445	(210,277)	(550,126)	(485,130)	(22,651)	2,281,568	1,255,829

Cumulative GAP	$242,444	32,167	(517,959)	(1,003,089)	(1,025,740)	1,255,829

Market Risk

      FirstMerit is exposed to market risks in the normal course of business. Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee of FirstMerit Bank (“ALCO”) oversees financial risk management, establishing broad policies that govern a variety of financial risks inherent in the Corporation’s operations. ALCO monitors FirstMerit’s interest rates and sets limits on allowable risk annually.

      Market risk is the potential of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. FirstMerit’s market risk is composed primarily of interest rate risk. Interest rate risk on FirstMerit’s balance sheet consists of mismatches of maturity gaps and indices, and options risk. Maturity gap mismatches result from differences in the maturity or repricing of asset and liability portfolios. Options risk exists in many of FirstMerit Bank’s retail products such as prepayable mortgage loans and demand deposits. Options risk typically results in higher costs or lower revenue for FirstMerit. Index mismatches occur when asset and liability portfolios are tied to different market indices which may not move in tandem as market interest rates change.

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

      Presented below, as of December 31, 2000, is an analysis of FirstMerit’s interest rate risk for earnings simulation for instantaneous and sustained parallel shifts in the yield curve up and down 200 basis points.

	Next 12 Months
	Net Interest Income

	$ Change	% Change

+200	($16,286)	(4.30%)

+100	(7,525)	(1.99%)

-100	6,880	1.82%

-200	$11,123	2.94%

Capital Resources

      Shareholders’ equity at year-end 2000 totaled $914.9 million compared to $833.6 million at December 31, 1999, an increase of 9.8%.

	2000		1999		1998

	(In thousands)

Total equity	$914,889	8.96%	833,575	8.24%	906,656	10.04%

Common equity	912,388	8.93%	829,697	8.20%	897,357	9.94%

Tangible common equity (a)	761,060	7.56%	668,321	6.71%	724,247	8.18%

Tier 1 capital (b)	794,736	9.34%	734,492	8.81%	774,303	10.46%

Total risk-based capital (c)	1,053,322	12.38%	843,658	10.12%	949,229	12.82%

Leverage (d)	794,736	7.80%	734,492	7.47%	774,303	8.91%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The FDICIA set capital guidelines for a financial institution to be considered “well-capitalized.” These guidelines require a risk-based capital ratio of 10%, a Tier I capital of 6% and a leverage ratio of 5%. At year-end 2000, the Corporation’s risk-based capital equaled 12.38% of risk-adjusted assets, its Tier I capital ratio equaled 9.34% and its leverage ratio equaled 7.80%.

      During 2000, the Corporation’s Directors increased the quarterly cash dividend, marking the nineteenth consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.22 has an indicated annual rate of $0.88 per share. Over the past five years the dividend has increased at an annual rate of approximately 11.0%.

Liquidity

      The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unused wholesale sources of liquidity and its capital base. These funds, along with investment securities, provide the ability to meet the needs of depositors while funding new loan demand and existing commitments.

      FirstMerit Bank maintains sufficient liquidity in the form of short-term marketable investments with a short-term maturity structure; Federal Home Loan Bank of Cincinnati borrowing capacity; a brokered certificate of deposit (“CD”) program; unused Fed Funds Purchased capacity and cash flow from loan repayment. In addition, the banking subsidiary is able to raise significant liquidity in the form of deposit gathering campaigns. During 2000, the Corporation’s indexed money market account, which was introduced in the fourth quarter of 1999, increased by $465 million. The products pricing features limited disintermediation from other lower cost bank deposit products. Total money market accounts increased by $256 million during 2000.

      On March 16, 2000, the Corporation issued $150 million of subordinated bank notes under a previously disclosed debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

      Reliance on borrowed funds decreased during the year. Year end earning assets decreased $96 million from year end 1999 while total deposits increased $755 million, resulting in total borrowing decreasing $739 million. During the first half of the year the Corporation reduced short-term borrowings by increasing longer-term brokered CDs. These CDs reduced the Corporation’s reliance on short-term sources of liquidity and increased available secured funding sources. The increase in brokered CDs was $496 million. During the year, the Corporation sold, for liquidity purposes, approximately $140 million of fixed rate manufactured housing loans. Additionally, approximately $29 million of adjustable rate commercial real estate loans were sold. The loan sales improved liquidity while improving the mix of the loan portfolio.

      The liquidity needs of the Parent Company, primarily cash dividends, the stock repurchase programs and other corporate purposes, are met through cash, short-term investments, dividends from the banking subsidiary, and revolving lines of credit. The lines of credit are repaid with earnings from the banking subsidiary.

      The two line of credit facilities have the following terms: (1) the total line of credit is $100 million, decreased $50 million in 2000; the amount outstanding at year-ends 2000 and 1999 were $0 million and $130 million, respectively; the interest rate at year-end 2000 would have been 6.89%, and 6.64% at December 31, 1999; and the interest rate structure is variable based on one-month LIBOR plus 45 basis points in 1999 and variable based on one-month LIBOR plus 32.5 basis points in 2000; and (2) the total line of credit is $40 million, an increase of $10 million in 2000; the amount outstanding at year-ends 2000 and 1999 were $22 million and $22 million, respectively; the interest rate at December 31, 2000 was 7.07% and 6.08% one year ago; and the variable interest rate structure is based on one-month LIBOR plus 25 basis points.

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

      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2000, the Corporation and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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
                FINANCIAL DISCLOSURE

      FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 2000.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Year-Ends,

	2000	1999

	(In thousands)

ASSETS

Investment securities (at market value)	$2,002,291	2,394,034

Federal funds sold and other interest-earning assets	8,100	25,100

Loans held for sale	135,753	46,005

Commercial loans	3,251,761	3,122,520

Mortgage loans	848,225	878,323

Installment loans	1,497,270	1,471,149

Home equity loans	453,462	408,343

Credit card loans	117,494	108,163

Manufactured housing loans	786,641	753,254

Leases	282,232	272,429

Total earning assets	9,383,229	9,479,320

Allowance for possible loan losses	(108,285)	(104,897)

Cash and due from banks	235,918	215,071

Premises and equipment, net	133,894	132,219

Accrued interest receivable and other assets	570,447	393,764

Total assets	$10,215,203	10,115,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,078,586	1,016,535

Demand-interest bearing	681,771	661,961

Savings	1,805,505	1,687,983

Certificates and other time deposits	4,049,070	3,493,668

Total deposits	7,614,932	6,860,147

Securities sold under agreements to repurchase and other borrowings	1,563,404	2,302,693

Accrued taxes, expenses, and other liabilities	121,978	119,062

Total liabilities	9,300,314	9,281,902

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock, without par value: authorized 7,000,000 shares

Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—

Convertible preferred stock, Series B, without par value: designated 220,000 shares; 105,658 and 163,534 shares outstanding at December 31, 2000 and 1999, respectively	2,501	3,878

Common stock, without par value: authorized 300,000,000 shares; 91,979,362 and 92,054,156 shares issued at December 31, 2000 and 1999, respectively	127,937	127,937

Capital surplus	113,326	116,930

Accumulated other comprehensive income	(13,798)	(45,082)

Retained earnings	802,905	719,811

Treasury stock, at cost, 4,947,047 and 3,678,904 shares, at December 31, 2000 and 1999, respectively	(117,982)	(89,899)

Total shareholders’ equity	914,889	833,575

Total liabilities and shareholders’ equity	$10,215,203	10,115,477

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended

	2000	1999	1998

	(In thousands except per share data)

Interest income:

Interest and fees on loans	$643,256	571,497	532,066

Interest and dividends on investment securities:

Taxable	139,099	106,513	103,354

Exempt from federal income taxes	5,944	6,637	4,737

	145,043	113,150	108,091

Interest on federal funds sold	3,196	204	2,400

Total interest income	791,495	684,851	642,557

Interest expense:

Interest on deposits:

Demand-interest bearing	3,705	4,774	13,222

Savings	52,883	40,327	44,077

Certificates and other time deposits	236,112	169,783	165,198

Interest on securities sold under agreements to repurchase and other borrowings	122,551	85,981	63,879

Total interest expense	415,251	300,865	286,376

Net interest income	376,244	383,986	356,181

Provision for possible loan losses	32,708	37,430	40,921

Net interest income after provision for possible loan losses	343,536	346,556	315,260

Other income:

Trust department	21,580	18,708	16,147

Service charges on deposits	47,728	42,659	39,883

Credit card fees	32,160	26,752	20,064

Service fees — other	14,500	14,223	10,493

Investment securities gains, net	507	8,527	6,785

Manufactured housing income	4,335	8,412	7,630

Loan sales and servicing	10,529	9,035	16,900

Other operating income	32,552	26,394	22,246

Total other income	163,891	154,710	140,148

Other expenses:

Salaries, wages, pension and employee benefits	128,167	138,862	143,865

Net occupancy expense	20,739	20,178	23,002

Equipment expense	17,589	19,198	15,882

Loss on sale of subsidiary	—	—	8,410

Intangible amortization expense	10,552	10,989	8,926

Other operating expenses	98,145	127,279	144,944

Total other expenses	275,192	316,506	345,029

Income before taxes and extraordinary item	232,235	184,760	110,379

Federal income taxes	72,448	59,043	37,862

Income before extraordinary item	159,787	125,717	72,517

Extraordinary item — (net of taxes of $3,148)	—	(5,847)	—

Net income	$159,787	119,870	72,517

Other comprehensive income (loss), net of tax: Unrealized gains (losses) on available-for-sale securities:

Unrealized holding gains (losses), net of tax expense (benefit), arising during period	30,954	(56,483)	5,828

Less: reclassification adjustment for gains (losses) realized in net income, net of tax expense (benefit)	(330)	(5,543)	4,573

Net unrealized gains (losses), net of tax expense (benefit)	31,284	(50,940)	1,255

Comprehensive income	$191,071	68,930	73,772

Net income applicable to common shares	$159,569	119,563	71,826

Weighted average number of common shares outstanding — basic	88,122	90,320	86,377

Weighted average number of common shares outstanding — diluted	88,861	91,523	87,984

Per share data based on average number of shares outstanding:

Basic net income per share	$1.81	1.32	0.83

Diluted net income per share	$1.80	1.31	0.82

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended 2000, 1999, and 1998

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

	(In thousands except per share data)

Balance at Year Ended 1997	$9,917	119,344	75,386	4,603	650,408	(118,940)	740,718

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share)	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Stock options exercised/debentures or preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	—

Market adjustment investment securities	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at Year Ended 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income	—	—	—	—	119,870	—	119,870

Cash dividends — common stock ($0.76 per share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—				(305)	—	(305)

Stock options exercised/debentures or preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities, net of tax	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	36	788	778

Balance at Year Ended 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

Net income	—	—	—	—	159,787	—	159,787

Cash dividends — common stock ($0.86 per share)	—	—	—	—	(76,162)	—	(76,162)

Cash dividends — preferred stock	—	—	—	—	(218)	—	(218)

Stock options exercised/debentures or preferred stock converted	(1,377)	—	(3,604)	—	—	6,807	1,826

Treasury shares purchased	—	—	—	—	—	(34,890)	(34,890)

Market adjustment investment securities	—	—	—	31,284	—	—	31,284

Other	—	—	—	—	(313)	—	(313)

Balance at Year Ended 2000	$2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended,

	2000	1999	1998

	(In thousands)

Operating Activities

Net income	$159,787	119,870	72,517

Adjustments to reconcile net income to net cash provided by operating activities:

Loss on sale of subsidiary	—	—	8,410

Provision for loan losses	32,708	37,430	40,921

Provision for depreciation and amortization	15,788	15,744	16,790

Amortization of investment securities premiums, net	606	2,196	1,413

Amortization of income for lease financing	(14,140)	(13,679)	(11,360)

Gains on sales of investment securities, net	(507)	(8,527)	(6,785)

Deferred federal income taxes	20,438	(17,993)	(12,355)

(Increase) decrease in interest receivable	(11,839)	(18,073)	(5,051)

Increase in interest payable	27,558	21,084	1,451

Amortization of values ascribed to acquired intangibles	10,552	10,989	8,926

Other decreases	(238,822)	(11,985)	(38,555)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,129	137,056	76,322

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	310,400	723,164	687,720

Available-for-sale — maturities	303,204	498,213	589,722

Purchases of investment securities available-for-sale	(172,643)	(1,784,544)	(1,616,554)

Net (increase) decrease in federal funds sold	17,000	(18,361)	37,552

Net increase in loans and leases, except sales	(429,024)	(676,744)	(1,224,699)

Sales of loans	101,192	—	518,951

Purchases of premises and equipment	(22,912)	(22,321)	(32,240)

Sales of premises and equipment	5,449	12,214	3,359

Payment for purchase of CoBancorp, Inc., net of cash acquired	—	—	(50,000)

NET CASH USED BY INVESTING ACTIVITIES	112,666	(1,268,379)	(1,086,189)

Financing Activities

Net increase (decrease) in demand, NOW and savings deposits	199,383	(388,003)	609,441

Net increase in time deposits	555,402	402,172	216,273

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	(739,289)	1,158,039	171,708

Proceeds from mandatorily redeemable preferred securities	—	—	50,000

Repayment of mandatorily redeemable preferred securities	—	(11,022)	—

Cash dividends — common and preferred	(76,380)	(68,932)	(50,525)

Purchase of treasury shares	(34,890)	(85,666)	(25,703)

Treasury shares reissued — acquisition	—	—	115,205

Treasury shares reissued — public offering	—	—	27,324

Proceeds from exercise of stock options	1,826	11,809	13,003

NET CASH PROVIDED BY FINANCING ACTIVITIES	(93,948)	1,018,397	1,126,726

Increase (decrease) in cash and cash equivalents	20,847	(112,926)	116,859

Cash and cash equivalents at beginning of year	215,071	327,997	211,138

Cash and cash equivalents at end of year	$235,918	215,071	327,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest, net of amounts capitalized	206,392	156,626	202,374

Income taxes	$75,202

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Year-ends and for the years ended 2000, 1999 and 1998 (Dollars in thousands)

1.  Summary of Significant Accounting Policies

      The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant accounting policies.

(a)	Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the Parent Company) and its direct subsidiaries: FirstMerit Bank, National Association, Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp.

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

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon realization and are determined by the specific identification method.

The Corporation’s investment portfolio is designated as available-for-sale. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk. During a portion of 2000 and 1999, the Corporation maintained a relatively small trading account that was used as a hedge against variations in deferred compensation expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(g)	Interest and Fees on Loans

Interest income on loans is generally accrued on the principal balances of loans outstanding using the “simple-interest” method. Loan origination fees and direct origination costs are deferred and amortized, generally over the estimated life of the related loans using a level yield method. Interest is not accrued on loans for which circumstances indicate collection is questionable.

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

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported on an accrual basis of accounting.

(n)	Per Share Data

Basic earnings per share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

by dividing net income less preferred dividends plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated.

(o)	Derivative Instruments and Hedging Activities

In June 1998, the FASB issued statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).SFAS  133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivative as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualities for hedge accounting exist, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of SFAS No. 133.” SFAS 137 delayed the implementation of SFAS 133 by one year. As a result, the Corporation will implement SFAS 133 in the first quarter 2001.

At December 31, 2000, the Corporation had three interest rate swaps (“swaps”) that were considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose was to “swap” fixed interest rate liabilities to variable interest rates. The swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method results in simpler accounting requirements as ineffectiveness is ignored which eliminates the need for ongoing assessment tests, and only the fair value of the swap and the fair value of the hedged asset or liability is recorded on the Balance Sheet.

The accounting for the swap that didn’t qualify for shortcut treatment requires the fair value of both the swap and the hedged liability to be determined and recorded through earnings each period.

At January 1, 2001, the impact of adopting SFAS 133 would be a net increased of $11.4 million to investment securities for the fair value of derivative instruments and a net increased of the same amount to hedged liabilities. The net effect of derivative instruments not qualifying for hedge accounting was less than $0.1  million at January 1, 2001.

(p)	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 140 replaces and carries over most of the provisions of FASB Statement No. 125 and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement No. 140 is effective for transfers occurring after March 31, 2000, however, is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The effect of implementation of the Statement’s provisions at December 31, 2000 was immaterial to the Corporation. The Corporation does not anticipate the implementation of the remaining provisions of the Statement effective subsequent to March 31, 2001 will have a material effect on its earnings or financial condition.

(q)	Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

2.  Acquisitions and merger-related expenses

      On May 22, 1998, the Corporation completed the acquisition of CoBancorp, Inc., a bank holding company headquartered in Elyria, Ohio with consolidated assets of approximately $666.0 million. CoBancorp, Inc. was merged with and into the Corporation and accounted for under “purchase” accounting requirements. At the time of the merger, the value of the transaction was $174.1 million. In connection with the merger, the Corporation issued 3.897 million shares of its common stock (valued at $29.375/share), paid approximately $50.0 million in cash, and assumed merger-related liabilities of approximately $9.6 million. The transaction created goodwill of approximately $136.5 million that is being amortized primarily over 25 years.

      On September 14, 1998, FirstMerit closed a secondary underwritten public offering of 1.38 million common shares of FirstMerit Corporation. The reissuance of these shares was necessary to allow the Corporation to treat the Security First Corp. merger as a pooling-of-interests.

      On October 23, 1998, the Corporation completed the acquisition of Security First Corp., a $678.0 million holding company headquartered in Mayfield Heights, Ohio. Subsidiaries of Security First Corp. included Security Federal Savings and Loan Association of Cleveland and First Federal Savings Bank of Kent. These subsidiaries were merged with and into FirstMerit Bank, N. A. Under terms of the merger agreement, Security First Corp. was merged with and into the Corporation. The transaction was structured with a fixed exchange ratio of 0.8855 shares of FirstMerit common stock for each common share of Security First, Corp. At the time of the merger, the “pooling-of-interests” transaction was valued at $22.58 per share or approximately $199.0 million. The accompanying consolidated financial statements have been restated to account for the acquisition.

      In conjunction with the Security First Corp. acquisition, the Corporation incurred merger-related expenses of approximately $17.2 million, before taxes. The components of the costs were as follows: severance and employee-related expenses of $1.7 million, occupancy and equipment charges of $2.0 million, conversion and contract termination costs of $1.5 million, professional services and other costs of $4.7 million, and a conforming adjustment to the provision for possible loan losses of $7.3 million. On an after tax basis, the merger-related expenses totaled approximately $12.8 million, or $0.18 per diluted share. The Other Expenses section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” provides additional details. As of December 31, 1999, the remaining liability associated with the original merger costs totaled $1.4 million. During the 2000 fourth quarter, the Corporation closed out the liability and recorded pre-tax income of $514 thousand through a reduction to other operating expenses.

      On February 12, 1999, The Corporation completed the acquisition of Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio. Principal subsidiaries of Signal Corp included Signal Bank, N. A., Summit Bank, N. A., First Federal Savings Bank of New Castle (Pennsylvania), and Mobile Consultants, Inc. Under terms of the agreement, the fixed exchange ratio was 1.32 shares of FirstMerit common stock for each share of Signal common stock and one share of FirstMerit preferred stock for each share of Signal preferred stock. Based on the closing price of $25.00 per share on February 12, 1999, the value of the transaction was approximately $436.0 million. The transaction was accounted for as a pooling-of-interests.

      In conjunction with this merger, the Corporation incurred pre-tax costs of $52.8 million during 1999. The components of the merger-related costs and the conforming accounting adjustments were as follows: $7.8 million severance and employee related benefits; $7.0 million conversion and contract termination costs; $8.9 million in professional services fees; $9.9 million of other operating costs; a conforming accounting entry to the provision for possible loan losses of $10.2 million, and an extraordinary charge of $9.0 million related to early extinguishment of debt. The after-tax effect of the merger-related and conforming expenses totaled approximately $38.1 million, or $0.42 per diluted share. As of December 31, 1999, the unpaid liabilities associated with these costs totaled approximately $1.1 million. During the 2000 fourth quarter, the remaining liability of $214 thousand was closed out and recorded as pre-tax income through a reduction in other operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

3.	Investment Securities

Investment securities are composed of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Year-end 2000

Available for sale:

U.S. Treasury securities and U.S. Government agency obligations	$626,488	651	5,022	622,117

Obligations of state and political subdivisions	101,959	942	157	102,744

Mortgage-backed securities	1,003,043	2,880	9,080	996,843

Other securities	291,219	420	11,052	280,587

	$2,022,709	4,893	25,311	2,002,291

Year-end 1999

Available for sale:

U.S. Treasury securities and U.S. Government agency obligations	$819,690	96	20,208	799,578

Obligations of state and political subdivisions	120,000	437	1,376	119,061

Mortgage-backed securities	1,197,898	661	38,343	1,160,216

Other securities	326,181	687	11,689	315,179

	$2,463,769	1,881	71,616	2,394,034

      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market
	Cost	Value

Due in one year or less	$167,437	166,643

Due after one year through five years	308,232	306,440

Due after five years through ten years	324,941	325,928

Due after ten years	1,222,099	1,203,280

	$2,022,709	2,002,291

      Proceeds from sales of investment securities during the years 2000, 1999 and 1998 were $310,400, $723,164 and $687,720, respectively. Gross gains of $2,513, $10,032 and $8,513 and gross losses of $2,006, $1,505 and $1,728 were realized on these sales, respectively.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $1,644,163 and $1,739,657 at December 31, 2000 and December 31, 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

4.  Loans

      Loans consist of the following:

	Year Ends,

	2000	1999	1998

Commercial loans	$3,251,761	3,122,520	2,613,838

Mortgage loans	848,225	878,323	1,611,871

Installment loans	1,497,270	1,471,149	1,199,014

Home equity loans	453,462	408,343	377,358

Credit card loans	117,494	108,163	99,541

Manufactured housing loans	786,641	753,254	289,308

Leases	282,232	272,429	171,040

	$7,237,085	7,014,181	6,361,970

      Information with respect to impaired loans is as follows:

	Year Ends,

	2000	1999	1998

Period-end balances	$28,189	20,206	10,968

Related allowance for loan losses	8,423	5,673	3,735

Interest recognized	1,000	787	427

      Earned interest on impaired loans is recognized as income is collected.

      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:

	2000	1999	1998

Aggregate amount at beginning of year	$44,521	26,082	35,306

Additions (deductions):

New loans	38,236	35,193	20,650

Repayments	(40,937)	(13,571)	(16,472)

Changes in directors and their affiliations	(129)	(3,183)	(13,402)

Aggregate amount at end of year	$41,691	44,521	26,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

5.  Allowance for Possible Loan Losses

      Transactions in the allowance for possible loan losses are summarized as follows:

	Years Ended,

	2000	1999	1998

Balance at beginning of year	$104,897	96,149	67,736

Additions (deductions):

Acquisition adjustment/other	—	1,028	8,215

Provision for loan losses	32,708	37,430	40,921

Loans charged off	(49,428)	(47,836)	(32,934)

Recoveries on loans previously charged off	20,108	18,126	12,211

Balance at end of year	$108,285	104,897	96,149

6.  Manufactured Housing Income

      The Corporation, through its subsidiary Mobile Consultants, Inc. (MCi), has sold certain manufactured housing finance contracts (MHF contracts) to various financial institutions while retaining the collection and recovery aspect of servicing. The amount of MHF contracts serviced as just described totaled $343.9 million, $374.5 million and $396.2 million at December 31, 2000, 1999 and 1998, respectively. At the time MCi sells an MHF contract to an unaffiliated financial institution, approximately one-third of the fee collected is recorded as a “manufactured housing brokerage fee” and the remaining two-thirds of the fee is deposited into escrow accounts and available to offset potential prepayment or credit losses (MCi reserves). In 2000, 867 MHF contracts totaling $30.9 million were sold resulting in $1.8 million in manufactured housing brokerage fees. During 1999, 575 MHF contracts totaling $19.7 million were sold generating $1.3 million in manufactured housing brokerage fees.

      The Corporation’s subsidiary, FirstMerit Bank, N.A., purchases MHF contracts from MCi, a portion of which may be packaged in asset-backed securitizations (ABS pools) and sold to investors. Sales of securitized MHF contracts totaled $100 million in 1998 and $150 million in 1997. There were no sales of securitized MHF contracts during 2000 and 1999. At the time of these sales, the Corporation recorded an asset, “retained interest in securitized assets”, representing the discounted future cash flows to be received by the Corporation for (1) servicing income from the ABS pool, (2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as “over-collateralization” and, (3) excess interest spread. Excess interest spread represents the difference between interest collected from the MHF contract borrowers and interest paid to investors in the ABS pool. Total retained interest in securitized assets was $25.0 million at December 31, 2000 and $26.0 million at year-ends 1999 and 1998. Total manufactured housing income, consisting primarily of gains on sales of ABS pools, brokerage fees, and servicing income totaled $4.3 million, $8.4 million and $7.6 million for 2000, 1999 and 1998, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The components of mortgage servicing rights are as follows:

	2000	1999	1998

Balance at beginning of year, net	$12,929	11,265	6,669

Additions	5,095	3,964	7,259

Sales	(5,465)	—	—

Scheduled amortization	(2,217)	(2,213)	(2,495)

Less: allowance for impairment	80	(87)	(168)

Balance at end of year, net	$10,422	12,929	11,265

      In 2000, 1999 and 1998, the Corporation’s income before federal income taxes was increased by approximately $2.5 million, $1.7 million and $4.6 million, respectively, as a result of mortgage servicing rights activity.

      On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted by the regulations, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of an allowance for impairment.

      At year-ends 2000 and 1999, the Corporation serviced for others approximately $2.4 billion and $2.5 billion, respectively. The following table provides servicing information for the year-ends indicated:

	2000	1999	1998

Balance, beginning of year	$2,494,123	1,802,899	1,455,285

Additions:

Loans originated and sold to investors	163,596	104,019	377,517

Existing loans sold to investors	8,851	687,949	186,034

Existing loans from acquisitions	—	—	66,868

Reductions:

Loans sold servicing released	(32,080)	(3,130)	(4,842)

Regular amortization, prepayments and foreclosures	(216,500)	(97,614)	(277,963)

Balance, end of year	$2,417,990	2,494,123	1,802,899

8.  Restrictions on Cash and Dividends

      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $18.7 million during 2000. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2000, cash and due from banks included $4.4 million deposited with the Federal Reserve Bank and other banks for these reasons.

      Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2000 were restricted, by the regulatory agencies, principally to the total of 2000 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

9.  Premises and Equipment

      The components of premises and equipment are as follows:

	Year-Ends,
			Estimated
	2000	1999	useful lives

	(Dollars in thousands)

Land	$17,711	18,067	—

Buildings	116,668	107,636	10-35 yrs

Equipment	101,226	99,957	3-15 yrs

Leasehold improvements	16,978	18,590	1-20 yrs

	252,583	244,250

Less accumulated depreciation and amortization	118,689	112,031

	$133,894	132,219

      Amounts included in other expenses for depreciation and amortization aggregated $15.8 million, $15.8 million and $16.8 million for the years ended 2000, 1999 and 1998, respectively.

      At December 31, 2000, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years Ending	Lease
December 31,	commitments

(in thousands)

2001	$7,642

2002	7,082

2003	6,264

2004	5,627

2005	3,967

2006-2024	17,407

$47,989

      Rentals paid under noncancelable operating leases amounted to $8.1 million, $9.9 million and $8.4 million in 2000, 1999 and 1998, respectively.

10.  Certificates and Other Time Deposits

      The aggregate amounts of certificates and other time deposits of $100 thousand and over at year end 2000 and 1999 were $1,572,465 and $1,002,495, respectively. Interest expense on these certificates and time deposits amounted to $94,456 in 2000, $51,715 in 1999, and $54,355 in 1998.

11.	Securities Sold Under Agreements to Repurchase and Other Borrowings

      In total, the average balance of securities sold under agreements to repurchase and other borrowings for the years ended 2000, 1999 and 1998 amounted to $1,951,841, $1,666,025 and $1,063,848, respectively. In 2000, the weighted average annual interest rate amounted to 6.28%, compared to 5.16% in 1999 and 6.00% in 1998. The maximum amount of these borrowings at any month end totaled $2,344,534 during 2000, $2,281,243 in 1999 and $1,179,734 during 1998.

      The debt components and their respective terms are as follows.

      During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At year-ends 2000, 1999 and 1998, securities sold under agreements to repurchase totaled $1,090,021, $1,473,774 and $489,373, respectively. The average annual interest rates for these instruments were 6.01%, compared to 4.79% in 1999 and 4.78% in 1998.

      As of December 31, 2000, 1999 and 1998, the Corporation had $272,067, $646,322 and $586,117, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The advance balances outstanding at year-end 2000 included: $35,951 with maturities within one year, $112,505 with maturities from one to five years and $123,611 with maturities over five years. The FHLB advances have interest rates that range from 4.75% to 8.10%.

      At year-end 2000, the Corporation had two lines of credit with two different financial institutions. One line had an outstanding balance of $22,000 with a corresponding interest rate of 6.76% and the other line had no outstanding balance. As of year-end 2000, the unused portions of these lines totaled $118,000. The line with the outstanding balance carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points. The line that was unused at December 31, 2000 has an interest rate that varies based on the terms of the draw. That is, there are four types of draws allowed with each one tied to a different index.

      At year-end 1999, the Corporation had outstanding balances on lines of credit with two financial institutions totaling $22,000 and $130,000, respectively. The unused portion of these lines at December 31, 1999 totaled $8,000 and $20,000, respectively. The interest rates on these lines were 6.08% and 6.64%, the first approximated LIBOR plus 25 basis points and the second one-month LIBOR plus 45 basis points.

      The lines of credits in existence at December 31, 2000 and 1999 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

      At year-ends 2000, 1999 and 1998, the Corporation had $5,717, $6,061 and $6,541, respectively, of convertible subordinated debentures outstanding. The first of two sets of convertible bonds totaling $717 at year-end 2000, consists of 15 year, 6.25% debentures issued in a public offering in 1993 by Security First. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of bonds totaled $5,000 at year-end 2000, carry an interest rate of 9.13%, were issued by Signal Corp, and are due in 2004.

      At December 31, 2000, 1999 and 1998, other borrowings totaled $2,149, $3,086 and $8,173, respectively. These borrowings carry interest rates ranging from 4.96% through 12.00%.

      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B (the “Capital Securities”) which are owned solely by the Corporation’s subsidiary, FirstMerit Bank. Distributions on the Capital Securities are payable semi-annually commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open-market acquisitions have been eliminated, when appropriate, in the Consolidated Financial Statements and the related Notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2000 and 1999.

      Residential mortgage loans totaling $962 million, $1.1 billion and $437 million at year-ends 2000, 1999 and 1998, respectively, were pledged to secure FHLB advances. FANNIE MAE (“FNMA”) Preferred Stock and Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock of approximately $20.3 million and corporate bonds of other institutions totaling $14.0 million were pledged against the line of credit outstanding of $22.0 million at year-end 2000. FNMA and Freddie Mac Preferred Stock of approximately $19.5 million and corporate bonds of another institution totaling $14.5 million were pledged against the line of credit outstanding of $22.0 million at year-end 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

12.  Federal Income Taxes

      Federal income taxes are comprised of the following:

	Years Ended,

	2000	1999	1998

Taxes currently payable	$52,010	73,888	50,217

Deferred expense (benefit)	20,438	(17,993)	(12,355)

	$72,448	55,895	37,862

      Actual Federal income tax expense differs from expected Federal income tax as shown in the following table:

	Years Ended,

	2000	1999	1998

Statutory rate	35.0%	35.0%	35.0%

Increase (decrease) in rate due to:

Interest income on tax-exempt securities and tax-free loans, net	(0.8)%	(1.3)%	(1.6)%

State and local income taxes, net	—	—	0.1%

Goodwill amortization	1.0%	1.2%	1.0%

Reduction to excess tax reserves	(2.7)%	(3.3)%	(1.7)%

Exercise of options at acquisition	—	—	(0.6)%

Merger expenses at acquisition	—	0.6%	1.2%

Basis difference — sale of subsidiary	—	—	1.4%

Bank owned life insurance	(0.6)%	(0.6)%	—

Dividends received deduction	(0.3)%	(0.3)%	—

Non-deductible meals and entertainment	0.1%	0.2%	—

Other	(0.5)%	0.3%	(0.5)%

Effective tax rates	31.2%	31.8%	34.3%

      Principal components of the Corporation’s net deferred tax (liability) are summarized as follows:

	Year-Ends,

	2000	1999

Deferred tax assets:

Allowance for credit losses	$36,034	32,530

Loan fees and expenses	(296)	12,675

Employee benefits	4,820	5,908

Available for sale securities	7,146	24,406

Valuation reserves	5,608	6,069

Purchase accounting and acquisition adjustments	5,870	6,338

	59,182	87,926

Deferred tax liabilities:

Leased assets and depreciation	(48,070)	(37,404)

Mortgage banking and loan fees	(7,268)	(10,272)

Other	(7,914)	(6,621)

Total gross deferred tax liabilities	(63,252)	(54,297)

Total net deferred tax asset/(liability)	$(4,070)	33,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

13. Benefit Plans

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

      A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based son substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

      The Corporation also sponsors a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporation’s medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

      The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees’ service periods. Prior to 1993, postretirement benefits were accounted for on a cash basis. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

      The following table sets forth both plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits

	2000	1999	1998	2000	1999	1998

Change in Benefit Obligation

Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$79,600	73,689	70,720	27,438	27,901	27,864

Service Cost	4,227	4,099	3,546	854	992	855

Interest Cost	5,857	5,339	4,988	1,934	2,030	1,872

Plan amendments	—	2,626	1,060	—	—	—

Participant contributions	—	—	—	370	275	1,390

Actuarial (gain) loss	(4,169)	(1,705)	(2,735)	(2,052)	(2,293)	(2,330)

Benefits Paid	(4,345)	(4,448)	(3,890)	(1,760)	(1,467)	(1,750)

PBO/ APBO, end of year	81,170	79,600	73,689	26,784	27,438	27,901

Change in Plan Assets

Fair Value of Plan Assets, beginning of year	93,796	80,479	80,877	—	—	—

Actuarial return on plan assets	19,979	14,230	2,465	—	—	—

Asset transfer from CoBancorp	—	3,045	—	—	—	—

Participant contributions	—	—	—	370	275	360

Employer contributions	7,077	490	1,027	1,390	1,192	1,390

Benefits paid	(4,345)	(4,448)	(3,890)	(1,760)	(1,467)	(1,750)

Fair Value of Plan Assets, end of year	116,507	93,796	80,479	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Pension Benefits			Postretirement Benefits

	2000	1999	1998	2000	1999	1998

Funded Status	35,337	14,196	6,790	(26,784)	(27,438)	(27,901)

Unrecognized Transition (asset) obligation	(172)	(379)	(586)	9,846	10,667	11,488

Prior service costs	3,291	3,654	4,437	514	556	—

Cumulative net (gain) or loss	(31,226)	(15,627)	(7,137)	(4,460)	(2,527)	365

(Accrued) prepaid pension/ postretirement cost	7,230	1,844	3,504	(20,884)	(18,742)	(16,048)

Amounts recognized in the Consolidated Balanced Sheets consist of:

Prepaid benefit cost	9,720	3,297	4,250	—	—	—

Accrued benefit liability	(7,357)	(6,185)	(6,362)	(20,884)	(18,742)	(16,048)

Intangible asset	4,125	4,277	4,940	—	—	—

Accumulated other comprehensive income	742	455	676	—	—	—

Net amount recognized	$7,230	1,844	3,504	(20,884)	(18,742)	(16,048)

	Pension Benefits			Postretirement Benefits

	2000	1999	1998	2000	1999	1998

Weighted-average assumptions as of December 31

Discount Rate	8.00%	7.75%	7.00%	8.00%	7.75%	7.00%

Long-term rate of return on assets	9.50%	9.25%	9.00%	—	—	—

Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

Medical trend rates	—	—	—	5% to 6%	5% to 7%	5% to 8%

      For measurement purposes, a 9 percent annual rate increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6 percent in 2002 and remain at that level hereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percent point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$534	(439)

Effect on postretirement benefit obligation	4,483	(3,767)

	Pension Benefits			Postretirement Benefits

	2000	1999	1998	2000	1999	1998

Components of Net Periodic Pension/ Postretirement Cost

Service Cost	$4,227	4,099	3,546	854	992	855

Interest Cost	5,857	5,339	4,988	1,935	2,030	1,872

Expected return on assets	(8,224)	(7,208)	(6,537)	—	—	—

Amorization of unrecognized Transition (asset)	(207)	(207)	(207)	821	821	821

Prior service costs	364	364	331	43	43	—

Cumulative net (gain) loss	(325)	70	25	(120)	—	—

Net periodic pension/postretirement cost	$1,692	2,457	2,146	3,533	3,886	3,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

      Accumulated Benefit Obligation for the Corporation’s pension plan were ($68,129), ($65,804) and ($63,211) for the periods ended December 31, 2000, 1999 and 1998, respectively.

      The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $2,817, $2,780 and $2,586 for 2000, 1999 and 1998, respectively. The former CoBancorp employees now working for the Corporation were merged into the 401(k) plan during 1998 and the former Security First employees working for the Corporation were merged into the 401(k) plan effective January 1, 1999.

14.  Stock Options

      The Corporation’s 1992, 1997 and 1999 Stock Plans (the “Plans”) provide qualified and non-qualified options to certain key employees (and to all full-time employees in the case of the 1999 stock plan) for up to 5,966,556 common shares of the Corporation. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

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

      However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 2000, 1999 and 1998 along with significant assumptions used in determining the fair value of the compensation amounts.

	2000	1999	1998

	(Dollars in thousands except per share data)

Pro forma amounts:

Net income	$154,382	114,717	65,131

Earnings per share (basic)	1.75	1.27	0.75

Earnings per share (diluted)	1.74	1.25	0.74

Assumptions:

Dividend yield	2.92%	2.52%	—

Expected volatility	24.63%-24.75%	24.11%-25.55%	24.94%

Risk free interest rate	4.95%-6.83%	5.04%-6.42%	4.55%-5.61%

Expected lives	5-7 years	3-9.5 years	5 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      A summary of stock option activity is as follows:

	Available		Range of Option	Average Option
Shares	for Grant	Outstanding	Price per Share	Price per Share

Balance

December 31, 1997	2,232,366	3,314,922	4.43-29.63	$15.22

Canceled	—	(85,797)	9.56-34.00	18.8

Exercised	—	(876,679)	6.31-21.63	17.84

Granted	(442,346)	856,826	21.21-34.00	29.71

Balance

December 31, 1998	1,790,020	3,209,272	4.43-34.00	$19.46

New shares reserved	4,000,000	—	—	—

Canceled	(146,575)	(196,702)	7.16-30.38	24.70

Exercised	—	(1,037,365)	4.43-27.04	14.91

Granted	(1,838,982)	1,838,982	25.69-28.63	26.38

Balance

December 31, 1999	3,804,463	3,913,084	4.43-34.00	$22.60

Canceled	—	(178,927)	6.31-30.38	25.19

Exercised	—	(203,081)	4.43-24.84	13.67

Granted	(386,819)	386,819	16.44-27.06	17.18

Balance

December 31, 2000	3,417,644	3,938,151	4.43-34.00	22.39

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 2000 were:

Range of Exercise Prices	$0 - $9	$10 - $18	$19 - $26	$27 - $34

Options outstanding:

Outstanding as of December 31, 2000	68,111	1,141,959	1,862,947	721,976

Weighted average remaining contractual life (in years)	3.29	5.98	7.66	7.68

Weighted-average exercise price	$8.26	14.69	25.00	29.17

Options exerciseable:

Outstanding as of December 31, 2000	68,111	897,482	911,697	368,320

Weighted average remaining contractual life (in years)	3.29	5.12	7.14	7.68

Weighted-average exercise price	$8.26	14.22	23.99	30.05

      The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Shares available under the Employee Stock Purchase Plan are purchased at 85% of their fair market value on the business day immediately preceding the semi-annual grant-date Of the 240,705 shares available under the Plan, there were 61,816, 46,291 and 45,802 shares issued in 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

15. Parent Company

      (Parent Company only) is as follows:

	Year-Ends,

Condensed Balance Sheets	2000	1999

ASSETS

Cash and due from banks	$29,187	4,869

Investment securities	1,207	1,246

Loans to subsidiaries	7,282	139,032

Investment in subsidiaries, at equity in underlying value of their net assets	886,315	848,119

Net loans	—	640

Other assets	88,954	73,320

	$1,012,945	1,067,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

Convertible subordinated debt	$41,217	41,561

Repurchase agreements	51,547	130,000

Accrued and other liabilities	5,292	62,090

Shareholders’ equity	914,889	833,575

	$1,012,945	1,067,226

	Years Ended,

Condensed Statements of Income	2000	1999	1998

Income:

Cash dividends from subsidiaries	$160,600	62,000	60,000

Other income	2,134	5,740	8,526

	162,734	67,740	68,526

Interest and other expenses	10,410	11,839	19,203

Income before federal income tax benefit and equity in undistributed income of subsidiaries	152,324	55,901	49,323

Federal income tax (benefit)	(9,267)	(9,501)	(6,941)

	161,591	65,402	56,264

Equity in undistributed income (loss) of subsidiaries	(1,804)	54,468	16,253

Net income	$159,787	119,870	72,517

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended,

Condensed Statements of Cash Flows	2000	1999	1998

Operating activities:

Net income	$159,787	119,870	72,517

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed income of subsidiaries	1,804	(54,468)	(16,253)

Addition to Provision for loan losses	—	—	62

Other	(74,659)	(72,302)	(10,032)

Net cash provided (used) by operating activities	86,932	(6,900)	46,294

Investing activities:

Proceeds from maturities of investment securities	6,726	9,588	3,378

Loans to subsidiaries	—	(5,414)	(3,000)

Repayment of loans to subsidiaries	131,750	—	—

Payments for investments in and advances to subsidiaries	(7,202)	—	(209,672)

Net decrease in loans	543	13,734	16,131

Purchases of investment securities	(6,190)	(1,512)	(3,049)

Other	—	—	365

Net cash provided (used) by investing activities	125,627	16,396	(195,847)

Financing activities:

Net increase in securities sold under repurchase agreements and other borrowings	(78,797)	119,520	60,000

Cash dividends	(76,380)	(68,932)	(54,651)

Proceeds from exercise of stock options	1,826	11,809	15,087

Purchase of treasury shares	(34,890)	(85,666)	(25,703)

Purchase of preferred stock Treasury shares reissued — acquisition	—	—	115,205

Treasury shares reissued — public offering	—	—	27,324

Net cash provided (used) by financing activities	(188,241)	(23,269)	137,262

Net increase (decrease) in cash and cash equivalents	24,318	(13,773)	(12,291)

Cash and cash equivalents at beginning of year	4,869	18,642	30,933

Cash and cash equivalents at end of year	$29,187	4,869	18,642

16.  Segment Information

      The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation’s operations through its major line of business Supercommunity Banking. Parent Company and Other Subsidiaries include activities that are not directly attributable to Super Community Banking. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States.

      The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies.” The Corporation evaluates performance based on profit or loss from operations before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table presents a summary of financial results and significant performance measures for the periods depicted.

	2000

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)

Summary of operations:

Net interest income	$383,398	(7,154)	376,244

Provision for loan losses	32,611	97	32,708

Other income	161,509	2,382	163,891

Other expenses	273,215	1,977	275,192

Net income	157,862	1,925	159,787

Average balances:

Assets	10,310,415	58,222	10,368,637

Loans	7,272,807	2,229	7,275,036

Earning assets	9,652,212	12,039	9,664,251

Deposits	7,431,772	(16,762)	7,415,010

Shareholders’ equity	881,717	(19,608)	862,109

Performance ratios:

Return on average equity	17.90%		18.60%

Return on average assets	1.53%		1.54%

Efficiency ratio (excludes unusual charges)	47.87%

	1999

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)

Summary of operations:

Net interest income	386,891	(2,905)	383,986

Provision for loan losses	36,429	1,001	37,430

Other income	154,003	707	154,710

Other expenses	314,211	2,295	316,506

Net income	115,989	3,881	119,870

Average balances:

Assets	9,513,827	(20,780)	9,493,047

Loans	6,859,513	5,817	6,865,330

Earning assets	8,842,908	(45,313)	8,797,595

Deposits	6,836,327	(37,646)	6,798,681

Shareholders’ equity	855,980	24,144	880,124

Performance ratios:

Return on average equity	18.00%		13.67%

Return on average assets	1.62%		1.26%

Efficiency ratio (excludes unusual charges)	50.28%		57.17%

	1998

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)

Summary of operations:

Net interest income	353,429	2,752	356,181

Provision for loan losses	40,859	62	40,921

Other income	138,585	1,551	140,136

Other expenses	341,691	3,338	345,029

Net income	68,713	3,804	72,517

Average balances:

Assets	7,788,204	732,371	8,520,575

Loans	6,106,860	24,805	6,131,665

Earning assets	7,861,819	30,267	7,892,086

Deposits	6,455,209	—	6,455,209

Shareholders’ equity	811,414	30,451	841,865

Performance ratios:

Return on average equity	8.47%		8.61%

Return on average assets	0.88%		0.85%

Efficiency ratio (excludes unusual charges)	68.09%		68.17%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The table below presents estimated revenues from external customers, by product and service group for the periods depicted.

	Retail	Commercial	Trust	Total

2000

Interest and fees	$414,031	447,018	21,580	882,629

Service charges	49,048	13,180	—	62,228

Sales and servicing	10,529	—	—	10,529

Totals	$473,608	460,198	21,580	955,386

1999

Interest and fees	$387,083	367,853	18,708	773,644

Service charges	45,102	11,780	—	56,882

Sales and servicing	9,035	—	—	9,035

Totals	$441,220	379,633	18,708	839,561

1998

Interest and fees	$435,901	263,381	16,147	715,429

Service charges	41,878	8,498	—	50,376

Sales and servicing	16,900	—	—	16,900

Totals	$494,679	271,879	16,147	782,705

17.  Fair Value Disclosure of Financial Instruments

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

Deposits — The carrying amount is considered a reasonable estimate of fair value for demand and savings deposits and other variable rate deposit accounts. The fair values for fixed maturity certificates of deposit and other time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Securities sold under agreements to repurchase and other borrowings — Fair values are estimated using rates currently available to the Corporation for similar types of borrowing transactions.

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

Accrued interest payable — The carrying amount is considered a reason- able estimate of fair value.

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

Loans sold with recourse — Fair value is estimated based on the present value of the estimated future liability in the event of default.

      The estimated fair values of the Corporation’s financial instruments based on the assumptions described above are as follows:

	Year-ends

	2000		1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:

Investment securities	2,002,291	2,002,291	2,394,034	2,394,034

Federal funds sold	8,100	8,100	25,100	25,100

Net loans & loans held for sale	7,264,553	7,168,940	6,956,689	6,862,138

Cash and due from banks	235,918	235,918	215,071	215,071

Accrued interest receivable	71,418	71,418	59,579	59,579

Financial liabilities:

Deposits	7,614,932	7,646,426	6,860,147	6,875,532

Securities sold under agreements to repurchase and other borrowings	1,563,404	1,578,148	2,281,243	2,279,912

Accrued interest payable	69,981	69,981	42,423	42,423

Derivative instruments	—	11,397	—	(2,547)

Unrecognized financial instruments:

Commitments to extend credit	—	—	—	—

Standby letters of credit and financial guarantees written	—	—	—	—

Loans sold with recourse	—	—	—	—

18.  Financial Instruments with Off-Balance-Sheet Risk

      The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

credit, standby letters of credit, financial guarantees, and loans sold with recourse and derivative instruments. See Note 1.(o) to the consolidated financial statements for more information regarding derivatives.

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

	Years Ended,

	2000	1999

Commitments to extend credit	$2,440,497	2,163,197

Standby letters of credit and financial guarantees written	201,885	154,688

Loans sold with recourse	241,193	336,304

Interest rate swaps	221,450	46,450

Purchased options	—	21,450

Futures contracts sold	—	—

Forward contracts sold	53,637	42,300

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $49.1 million and $32.9 million at December 31, 2000 and 1999, respectively, the remaining guarantees extend in varying amounts through 2021. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

      Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments are not recorded as assets or liabilities on the balance sheet at December 31, 2000. The Corporation has entered into swap agreements to modify the interest sensitivity of certain liability portfolios. Specifically, the Corporation swapped $25.0 million fixed rate CDs to floating rate liabilities and swapped $50.0 million of fixed rate capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

securities to floating rate liabilities and swapped $150 million of subordinated debt from fixed to variable. At December 31, 2000, the CD swap totaled $25.0 million, the same as last year-end. The capital securities swap was reduced, with a corresponding decline in the instrument being hedged, to $21.4 million by year-end 2000.

19.  Contingencies

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

20.  Quarterly Financial Data (Unaudited)

      Quarterly financial and per share data for the years ended 2000 and 1999 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)

Total interest income	2000	$190,046	197,247	202,352	201,850

	1999	$165,294	170,278	175,374	173,905

Net interest income	2000	$96,451	95,289	92,326	92,178

	1999	$94,447	101,975	97,971	89,593

Provision for possible loan losses	2000	$11,714	8,346	5,447	7,201

	1999	$16,398	9,657	6,913	4,462

Income (loss) before federal income taxes and extraordinary item	2000	$57,536	57,414	58,846	58,439

	1999	$10,682	55,804	58,684	59,500

Net income (loss)	2000	$39,699	39,976	40,065	40,047

	1999	($504)	38,908	39,904	41,562

Net income per share — basic	2000	$0.45	0.45	0.45	0.46

	1999	$0.00	0.42	0.44	0.46

Net income per share — diluted	2000	$0.45	0.45	0.45	0.45

	1999	$0.00	0.41	0.44	0.46

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

22.  Earnings Per Share

      The reconciliation of the numerator and denominator used in the basic EPS calculation to the numerator and denominator used in the diluted EPS calculation. The calculations are presented in the table below:

	Years Ended,

	2000	1999	1998

	(Dollars in thousands)

Basic EPS:

Income before extraordinary item	$159,787	125,717	72,517

Net income	159,787	119,870	72,517

Less: preferred stock dividends	(218)	(307)	(691)

Net income available to common shareholders	159,569	119,563	71,826

Average common shares outstanding	88,121,861	90,320,389	86,376,507

Earnings per basic common share	$1.81	1.32	0.83

Diluted EPS:

Net income available to common shareholders	159,569	119,563	71,826

Add: interest expense on convertible bonds, net of tax	39	75	206

Adjusted net income used in diluted EPS calculation	159,608	119,638	72,032

Average common shares outstanding	88,121,861	90,320,389	86,376,507

Add: common stock equivalents for shares issuable under:

Stock option plans	300,649	569,817	1,055,079

Convertible debentures/ preferred securities	438,682	633,183	552,420

Average common and common stock equivalent shares outstanding	88,861,192	91,523,389	87,984,006

Earnings per diluted common share	$1.80	1.31	0.82

23.  Regulatory Matters

      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to quantitative judgements by regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

      As of year-end 2000, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Corporation’s categorization as “well capitalized.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

			?Adequately
	Actual		Capitalized:?		Well Capitalized:

As of December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$1,053,322	12.38%	680,596	8.00%	850,744	10.00%

Tier I Capital (to Risk Weighted Assets)	794,736	9.34%	340,298	4.00%	510,447	6.00%

Tier I Capital (to Average Assets)	794,736	7.80%	305,714	3.00%	509,523	5.00%

MANAGEMENT’S REPORT

       The management of FirstMerit Corporation is responsible for the preparation and accuracy of the financial information presented in this annual report. These consolidated financial statements were prepared in accordance with generally accepted accounting principles, based on the best estimates and judgment of management.

      The Corporation maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation’s authorization and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present the financial position and results of operations in conformity with generally accepted accounting principles. These systems and controls are reviewed by our internal auditors and independent accountants.

      The Audit Committee of the Board of Directors is composed of only outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The Audit Committee meets regularly with management, internal auditors and our independent auditors to review accounting, auditing and financial matters. The independent accountants and the internal auditors have free access to the Audit Committee.

/s/ John R. Chochran	/s/ Terrence E. Bichsel
JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

And Shareholders of FirstMerit Corporation

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2000 and December 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that out audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSE COOPERS LLP

Columbus, Ohio
January 31, 2001

AVERAGE CONSOLIDATED BALANCE SHEETS

FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended

	2000			1999

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

ASSETS

Investment securities:

U.S. Treasury securities and Government agency obligations (taxable)	$1,836,266	117,652	6.41%	1,426,038	87,238	6.12%

Obligations of states and political subdivisions (tax-exempt)	116,401	9,573	8.22	130,416	10,618	8.14

Other securities	295,783	21,447	7.25	317,799	19,275	6.07

Total investment securities	2,248,450	148,672	6.61	1,874,253	117,131	6.25

Federal funds sold & other interest-earning assets	49,218	3,196	6.49	5,041	204	4.05

Loans held for sale	91,547	7,982	8.72	52,971	4,635	8.75

Loans	7,275,036	635,487	8.74	6,865,330	567,132	8.26

Total earning assets	9,664,251	795,337	8.23	8,797,595	689,102	7.83

Allowance for possible loan losses	(109,409)			(105,918)

Cash and due from banks	217,446			266,935

Other assets	596,349			534,435

Total assets	$10,388,637			9,493,047

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,032,992	—	—	1,055,306	—	—

Demand-interest bearing	635,414	3,705	0.58	667,469	4,774	0.72

Savings	1,789,464	52,883	2.96	1,791,390	40,327	2.25

Certificates and other time deposits	3,957,140	236,112	5.97	3,284,516	169,783	5.17

Total deposits	7,415,010	292,700	3.95	6,798,681	214,884	3.16

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,951,841	122,551	6.28	1,666,025	85,981	5.16

Total interest bearing liabilities	8,333,859	415,251	4.98	7,409,400	300,865	4.06

Other liabilities	139,677			148,217

Shareholders’ equity	862,109			880,124

Total liabilities and shareholders’ equity	$10,388,637			9,493,047

Net yield on earning assets		380,086	3.93		388,237	4.41

Interest rate spread			3.25			3.77

Income on tax-exempt securities and loans		6,291			7,082

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended

	1998

	Average		Average
	Balance	Interest	Rate

	(Dollars in thousands)

ASSETS

Investment securities:

U.S. Treasury securities and Government agency obligations (taxable)	1,466,525	92,646	6.32%

Obligations of states and political subdivisions (tax-exempt)	98,457	7,767	7.89

Other securities	150,561	9,504	6.31

Total investment securities	1,715,543	109,917	6.41

Federal funds sold & other interest-earning assets	44,878	2,400	5.35

Loans held for sale

Loans	6,131,665	533,732	8.70

Total earning assets	7,892,086	646,049	8.19

Allowance for possible loan losses	(69,191)

Cash and due from banks	204,353

Other assets	493,327

Total assets	8,520,575

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	1,083,354	—	—

Demand-interest bearing	752,096	13,222	1.76

Savings	1,600,122	44,077	2.75

Certificates and other time deposits	3,019,637	165,198	5.47

Total deposits	6,455,209	222,497	3.45

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,063,848	63,879	6.00

Total interest bearing liabilities	6,435,703	286,376	4.45

Other liabilities	159,653

Shareholders’ equity	841,865

Total liabilities and shareholders’ equity	8,520,575

Net yield on earning assets		359,673	4.56

Interest rate spread			3.74

Income on tax-exempt securities and loans		5,542

Note:  Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information about the Directors of FirstMerit, see “Election of Directors” on pages 1 through 5 of FirstMerit’s Proxy Statement dated March 9, 2001 (“Proxy Statement”), which is incorporated herein by reference.

      Information about the Executive Officers of FirstMerit appears in Part I of this report.

      Disclosure by FirstMerit with respect to compliance with Section 16(a) appears on page 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      See “Executive Compensation and Other Information” on pages 6 through 19 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See “Principal Shareholders” and “Election of Directors” at page 20, and pages 1 through 4, respectively, of the Proxy Statement, which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See “Certain Relationships and Related Transactions” at page 19 of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)  The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2000, 1999 and 1998

Consolidated Statements of Income Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows Years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements Years ended December 31, 2000, 1999 and 1998

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

      (b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of 2000.

      (c)  Exhibits

See the Exhibit Index.

      (d)  Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 9th day of March, 2001.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN ____________________________________________ John R. Cochran, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of March, 2001 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

Signature	Title

/s/ JOHN R. COCHRAN John R. Cochran	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ TERRENCE E. BICHSEL Terrence E. Bichsel	Executive Vice President, Finance and Administration (Chief Financial Officer and Chief Accounting Officer)
/s/ KAREN S. BELDEN* Karen S. Belden	Director
/s/ R. CARY BLAIR* R. Cary Blair	Director
John C. Blickle	Director
/s/ SID A. BOSTIC* Sid A. Bostic	Director
/s/ ROBERT W. BRIGGS* Robert W. Briggs	Director
/s/ GARY G. CLARK* Gary G. Clark	Director
/s/ RICHARD COLELLA* Richard Colella	Director
/s/ TERRY L. HAINES* Terry L. Haines	Director
/s/ CLIFFORD J. ISROFF* Clifford J. Isroff	Director
/s/ PHILIP A. LLOYD, II* Philip A. Lloyd, II	Director
/s/ ROBERT G. MERZWEILER* Robert G. Merzweiler	Director
/s/ ROGER T. READ* Roger T. Read	Director
Richard N. Seaman	Director
/s/ CHARLES F. VALENTINE* Charles F. Valentine	Director
/s/ JERRY M. WOLF* Jerry M. Wolf	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director filed with this Annual Report.

Dated: March 9, 2000

/s/ KEVIN C. O’NEIL _____________________________________________ Kevin C. O’Neil, Attorney-in-Fact

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	FirstMerit Corporation Amended and Restated 1992 Stock Option Program*
10.2	FirstMerit Corporation Amended and Restated 1992 Directors Stock Option Program*
10.3	FirstMerit Corporation Amended and Restated 1995 Restricted Stock Plan*
10.4	FirstMerit Corporation Amended and Restated 1997 Stock Option Program*
10.5	FirstMerit Corporation 1999 Stock Plan (incorporated by reference from Exhibit 10.39 to the Form S-8 filed by the Registrant on May 21, 1999)*
10.6	FirstMerit Corporation Amended and Restated 1987 Stock Option and Incentive Plan (SF)*
10.7	FirstMerit Corporation Amended and Restated 1996 Stock Option and Incentive Plan (SF)*
10.8	FirstMerit Corporation Amended and Restated 1994 Stock Option and Incentive Plan (SF)*
10.9	FirstMerit Corporation Amended and Restated 1989 Stock Incentive Plan (SB)*
10.10	FirstMerit Corporation Amended and Restated Stock Option and Incentive Plan (SG)*
10.11	FirstMerit Corporation Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.12	FirstMerit Corporation Amended and Restated 1997 Omnibus Incentive Plan (SG)*
10.13	FirstMerit Corporation Amended and Restated 1993 Stock Option Plan (FSB)*
10.14	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*

Exhibit
Number

10.15	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*
10.16	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.17	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.18	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
10.19	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.20	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*
10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.22	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.24	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.26	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*
10.27	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.28	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*
10.29	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.30	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*
10.31	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.32	Form of FirstMerit Corporation Change in Control Termination Agreement*
10.33	Form of FirstMerit Corporation Displacement Agreement*
10.34	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*
10.35	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*
10.36	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000
10.37	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers, LLP

Exhibit
Number

24	Power of Attorney
25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

*	Management Contract or Compensatory Plan or Arrangement