Form 10-K/A
period 2000-12-31
FIRSTMERIT CORP /OH/
filed 2001-04-30
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

III Cascade Plaza, 7th Floor, Akron, Ohio	44308	(330) 996-6300
(Address of principal executive offices)	(Zip code)	(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
Preferred Shares Purchase Rights
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

      The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2000, for the purpose of furnishing the financial statements for the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan and the FirstMerit Corporation Employees’ Stock Purchase Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

			Adequately
	Actual		Capitalized:		Well Capitalized:

As of December 31, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk Weighted Assets)	$1,053,322	12.38%	680,596	8.00%	850,744	10.00%

Tier I Capital (to Risk Weighted Assets)	794,736	9.34%	340,298	4.00%	510,447	6.00%

Tier I Capital (to Average Assets)	794,736	7.80%	305,714	3.00%	509,523	5.00%

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

/s/ John R. Cochran	/s/ Terrence E. Bichsel
JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

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
Subsidiaries Employees’
Salary Savings Retirement
Plan
Report On Audits Of Financial Statements And
Supplemental Schedules
December 31, 2000 and 1999

Contents
December 31, 2000 and 1999

Pages

Report of Independent Accountants	1

Financial Statements:

Statements of Net Assets Available for Plan Benefits at December 31, 2000 and 1999	2

Statements of Changes in Net Assets Available for Plan Benefits for the years ended December 31, 2000 and 1999	3

Notes to Financial Statements	4-9

Supplemental Schedules:

Schedule of Assets Held for Investment Purposes as of December 31, 2000	10

Schedule of Reportable Transactions for the year ended December 31, 2000	11

Report of Independent Accountants

To the Board of Directors
FirstMerit Corporation

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan (the “Plan”) at December 31, 2000 and 1999, and the related changes in net assets available for plan benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 2000 and reportable transactions for the year ended December 31, 2000 are presented for purposes of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
April 18, 2001

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Statements of Net Assets Available for Benefits
December 31, 2000 and 1999

	2000	1999

Assets:

Investments, at fair value	$41,900,279	$44,145,989

FirstMerit Corporation Common Stock	58,373,092	47,385,290

Total investments	100,273,371	91,531,279

Receivables:

Contributions receivable from participants	206,628	194,475

Contributions receivable from employers	78,939	115,587

Loans to participants	811,043	660,633

Total receivables	1,096,610	970,695

Other:

Cash	469,739	406,470

Net assets available for plan benefits	$101,839,720	$92,908,444

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Statements of Changes in Net Assets Available for Plan Benefits
For the Years Ended December 31, 2000 and 1999

	2000	1999
Additions:

Contributions:

Participants’ contributions	$5,277,515	$4,765,690

Employer’s contributions	3,021,257	3,277,213

	8,298,772	8,042,903

Investment income:

Interest	47,468	42,835

Dividends	2,383,811	1,992,381

Net realized gain and unrealized appreciation (depreciation) of investments	3,944,253	(603,821)

	6,375,532	1,431,395

Assets received from new participants	1,295,047	9,402,046

Total additions	15,969,351	18,876,344
Deductions:

Benefits paid to participants	7,038,075	6,149,168

Excess of additions over deductions	8,931,276	12,727,176

Net assets available for plan benefits at beginning of period	92,908,444	80,181,268

Net assets available for plan benefits at end of period	$101,839,720	$92,908,444

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

1.	Description of the Plan

The following brief description of the FirstMerit Corporation and Subsidiaries (“FirstMerit”)(the “Company”) Employees’ Salary Savings Retirement Plan (the “Plan”) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan’s provisions.

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

C.	Investments

During 2000, the Company added two new investments to the Plan. These funds included the Vanguard 500 Portfolio Fund and the Fidelity Balanced Fund. In addition to the two new funds added, the Plan renamed the NewPoint Equity Fund to the FirstMerit Equity Fund. The following is a summary of investment options available to participants at December 31, 2000:

Federated Government Obligations Fund: The fund seeks to provide conservative investors with a high quality portfolio, current income and relative safety. The fund invests in US Treasuries, government agency securities and by repurchasing agreements backed by government securities.

Federated Short/Intermediate Government Fund: The fund seeks to provide investors with current income by investing in U.S. Treasury and government agency securities.

Federated Capital Preservation Fund: The fund seeks to offer investors stable principal with high current income by investing in Guaranteed Investment Contracts issued by major U.S. and Canadian life insurance companies and other stable value products.

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

Fidelity Advisor Series IV Ltd. Term Bond Fund: The fund invests in investment-grade bonds from different sectors of the market to give investors greater return potential through exposure to corporate and mortgage-backed securities.

Fidelity Advisor Equity Portfolio Growth Fund: The fund invests in attractively priced stocks of companies that demonstrate the potential for above-average earnings and revenue growth, a strategy that may translate into strong returns for investors.

Fidelity Balanced Fund: The fund seeks income consistent with preservation of capital by investing in a broadly diversified portfolio of high-yielding securities, including common and preferred stocks, and bonds. It usually invests at least 25% of assets in fixed-income senior securities rated BBB or higher.

Fidelity Blue Chip Growth Fund: The fund seeks growth of capital over the long-term by investing primarily in a diversified portfolio of common stocks of well-known and established companies.

Fidelity Overseas Fund: The fund seeks long-term growth of capital by investing in equities issued by companies, whose principal business activities are outside of the United States. The fund invests at least 65% of assets in at least three different countries outside of North America.

FirstMerit Equity Fund: The fund seeks growth of capital and income by investing at least 65% of assets in common and preferred domestic stocks of medium- to large-capitalization companies. It may also invest in investment-grade bonds, notes, convertible securities, zero-coupon bonds, and U.S. government securities. The fund may invest the remaining assets in money-market instruments and foreign equity and debt securities.

Vanguard 500 Portfolio: The fund seeks investment results that correspond with the price and yield performance of the S&P 500 Index. The fund employs a passive management strategy designed to track the performance of the S&P 500 Index, which is dominated by the stock of large U.S. companies.

FirstMerit Corporation Common Stock: The fund is comprised exclusively of Common Shares of the Company. Each participant electing to purchase Common Shares through this stock fund is permitted to vote such Common Shares in the same manner as any other shareholder and is furnished proxy materials to such effect. Dividends paid by FirstMerit are reinvested in the Plan.

D.	Participants’ Accounts

FirstMerit Bank, N.A. (a subsidiary of FirstMerit), as the trustee for the Plan, maintains separate accounts for each participant.

Participants can contribute to one investment or a combination thereof with the minimum investment in any option of 5%. Employer matching contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

E.	Payment of Benefits

Distributions to participants are made by one or more of the following methods: (1) a single lump-sum payment, in cash; or (2) payments in equal or nearly equal monthly, quarterly, semi-annual, or annual installments over any period not exceeding 10 years or the participant’s life expectancy at the date such payments commence, if less. Benefit distributions are recorded when paid to participants.

F.	Loans

The loan feature allows participants to borrow against amounts accumulated in the Plan on their behalf. The plan document sets forth guidelines as to certain limitations, permissible interest rates and repayment terms.

G.	Administrative Expenses

All expenses associated with administering the Plan, including the trustee’s fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by FirstMerit.

H.	Amendment

In September 2000, management of the Company approved an amendment to the Plan in an attempt to obtain an annual tax deduction under the Internal Revenue Service (“IRS”) Code Section 404(k) for dividends paid on FirstMerit Stock held in the Plan. The Company applied for the 404(k) election and the Plan will not be amended until a favorable determination letter is received from the IRS. When the amendment to the Plan is made, participants who hold FirstMerit Stock in the Plan will receive dividend distributions instead of having the dividends be reinvested in their participation account.

2.	Summary of Significant Accounting Policies

A.	Basis of Presentation

The accompanying financial statements have been prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America.

B.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

C.	Investments

Investments in securities are stated at fair value. The fair value of marketable securities is based on quotations obtained from national securities exchanges.

The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2000 and 1999, respectively, and the current value of each unit

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

based upon quotations and bids obtained from national securities exchanges on the securities in the funds.

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

The Plan presents in the Statements of Changes in Net Assets Available for Plan Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

In 1999, the Plan adopted Statement of Position 99-3, which no longer requires defined contribution plans to present participant-directed plan investments in the statement of net assets available for benefits by general type. Participant-directed plan investments may be shown in the aggregate in the statement of net assets available for benefits. SOP 99-3 is effective for financial statements for plan years presented.

D.	Risk and Uncertainties

The Plan generates a significant portion of its revenues from investments in domestic and international mutual funds, bonds and FirstMerit Corporation common stock. As a result, the Plan’s revenues and net assets available for plan benefits could vary based on the performance of the financial markets.

E.	Fair Value Disclosure of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the Statements of Net Assets Available for Plan Benefits, approximates fair value.

3.	Investments

The Plan’s investments were maintained in Investment Funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2000 and 1999:

	2000	1999

Mutual funds:

Federated Capital Preservation Fund	$4,260,232	$4,713,975

Fidelity Advisor Equity Portfolio Growth Fund	11,596,972	12,838,581

Fidelity Blue Chip Growth Fund	12,292,561	13,321,459

NewPoint Equity Fund	—	6,914,378

FirstMerit Corporation Common Stock	58,373,092	47,385,290

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Plan Benefits, net realized gain and appreciation (depreciation) of investments, which consist of realized gains or losses and unrealized appreciation (depreciation). Total realized gains for 2000 and 1999 were $4,463,107 and $4,232,643, respectively, and the unrealized depreciation was ($518,854) and $(4,836,464) for 2000 and 1999, respectively.

Specifically, the Plan’s investments (including investments bought, sold, and held during the period) appreciated (depreciated) in value as follows:

	2000	1999

Mutual funds:

Federated Short/Intermediate Government Fund	$8,875	$(12,954)

Fidelity Advisor Series IV Ltd. Term Bond Fund	(22,268)	14,967

Fidelity Advisor Equity Portfolio Growth Fund	(2,691,933)	2,090,998

Fidelity Balanced Fund	756	—

Fidelity Blue Chip Growth Fund	(2,582,069)	1,787,442

Fidelity Overseas Fund	(984,230)	652,743

FirstMerit Equity Fund	721,204	—

Newpoint Equity Fund	(2,657,842)	1,398,232

Vanguard 500 Portfolio	(51,591)	—

FirstMerit Corporation Common Stock	7,740,244	(10,767,892)

Total	$(518,854)	$(4,836,464)

4.	Federal Income Taxes

The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501(a).

The Plan obtained its latest determination letter on November 13, 1995, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter in 1995. However, the Plan administrator and the Plan’s tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan’s financial statements.

5.	Plan Termination

Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the FirstMerit Corporation Board of Directors. In the event the plan is terminated, the FirstMerit will direct the trustee to distribute the assets of the trust fund, after payment of any expenses properly chargeable against the trust fund, to members in proportion to the value of their

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2000 and 1999

total account balances as of the date of termination, in cash or in kind and in such a manner as FirstMerit shall determine.

6.	Acquisition

Effective April 1, 1999, the First Federal Savings and Loan of Wooster Savings and Investment Plan was merged into the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan. Assets with a value of $6,094,046 were transferred to the Plan effective May 1, 1999. The transferred assets were recorded in Assets Received From New Participants on the Statement of Changes in Net Assets Available for Plan Benefits.

7.	Forfeitures

At December 31, 2000 and 1999, forfeited nonvested accounts totalled $435,049 and $323,513, respectively. These amounts will be used to reduce future Company contributions to the Plan. Company contributions were reduced by forfeited nonvested accounts in 2000 in the amount of $43,090. Forfeited nonvested accounts were not used to reduce Company contributions in 1999.

8.	Transactions with Party-In-Interest

At December 31, 2000 and 1999, the Plan held units of participation in the FirstMerit Equity Fund (formerly called the NewPoint Equity Fund), a mutual fund in which the Trust and Financial Services Division of FirstMerit Bank, N.A. is the advisor to the fund. As of December 31, 2000 and 1999, the fund had a total cost of $6,164,387 and $4,256,536 and a total market value of $6,885,591 and $6,914,378, respectively. During fiscal periods 2000 and 1999, transactions with the fund included aggregate purchases of $2,251,474 and $2,010,603 and aggregate sales totalling $1,483,897 and $705,359, respectively.

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Schedule of Assets Held for Investment Purposes
December 31, 2000

	Cost	Fair Value

Mutual Funds:

Federated Government Obligations Fund	$14,312	$14,312

Federated Short/Intermediate Government Fund	1,650,901	1,665,684

Federated Capital Preservation Fund	4,260,232	4,260,232

Fidelity Advisor Series IV Ltd. Term Bond Fund	1,709,581	1,729,191

Fidelity Advisor Equity Portfolio Growth Fund	10,000,054	11,596,972

Fidelity Balanced Fund	208,143	208,899

Fidelity Blue Chip Growth Fund	10,175,123	12,292,561

Fidelity Overseas Fund	2,648,022	2,567,716

FirstMerit Equity Fund	6,164,387	6,885,591

Vanguard 500 Portfolio	730,712	679,121

	37,561,467	41,900,279

FirstMerit Corporation Common Stock	35,933,183	58,373,092

Cash	469,739	469,739

Loans to participants — various interest rates, 5 year maximum unless mortgage 20 year maximum	811,043	811,043

	$74,775,432	$101,554,153

FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan

Schedule of Reportable Transactions
For the Year Ended December 31, 2000

	Number	Number of	Purchase	Selling	Cost of	Gain
	of Shares	Transactions	Price	Price	Asset	on Sale

Category III: Series of transactions in same security exceeds 5% of value

FirstMerit Corporation Common Stock	348,162	31	$6,954,974		$6,954,974	—

Issue: 337915102

FirstMerit Corporation Common Stock	167,754	293		$3,496,580	$3,794,395	$(297,815)

Issue: 337915102

There were no qualified transactions for Categories I, II or IV during the year.

FirstMerit Corporation and
Subsidiaries Employees’
Stock Purchase Plan
Report on Audits of Financial Statements
December 31, 2000 and 1999

Contents
December 31, 2000 and 1999

Page

Report of Independent Accountants	1

Financial Statements:

Statements of Net Assets Available for Plan Benefits at December 31, 2000 and 1999	2

Statements of Changes in Net Assets Available for Plan Benefits for the years ended December 31, 2000 and 1999	3

Notes to Financial Statements	4-6

Report of Independent Accountants

To the Board of Directors of the
FirstMerit Corporation:

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the FirstMerit Corporation and Subsidiaries Employees’ Stock Purchase Plan (the “Plan”) at December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
April 18, 2001

1

FirstMerit Corporation and Subsidiaries
Employees’ Stock Purchase Plan

Statements of Net Assets Available for Plan Benefits
at December 31, 2000 and 1999

Assets	2000	1999

Cash	$150,941	$88,305

Investment in FirstMerit Corporation common stock, at fair value	6,496	81,006

Net assets available or plan benefits	$157,437	$169,311

The accompanying notes are an integral part of the financial statements.

2

FirstMerit Corporation and Subsidiaries
Employees’ Stock Purchase Plan

Statements of Changes in Net Assets Available for Plan Benefits
For the Years Ended December 31, 2000 and 1999

	2000	1999

Additions to plan assets attributable to:

Employee contributions	$1,038,616	$1,050,136

Employer contributions	225,000	200,000

Dividend income	6,684	6,440

Total additions	1,270,300	1,256,576

Deductions from plan assets attributable to:

Benefits paid to participants	1,224,932	1,226,217

Service fees	31,252	22,566

Net depreciation in fair value of FirstMerit Corporation common stock	25,990	3,185

Total deductions	1,282,174	1,251,968

Net (decrease) increase	(11,874)	4,608

Net assets available for plan benefits, beginning of year	169,311	164,703

Net assets available for plan benefits, end of year	$157,437	$169,311

The accompanying notes are an integral part of the financial statements.

3

FirstMerit Corporation and Subsidiaries
Employees’ Stock Purchase Plan

Notes to Financial Statements
December 31, 2000 and 1999

1.	Plan Description

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

4

FirstMerit Corporation and Subsidiaries
Employees’ Stock Purchase Plan

Notes to Financial Statements
December 31, 2000 and 1999

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

2.	Summary of Significant Accounting Policies

Basis of Presentation The accompanying financial statements have been prepared on an accrual basis in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

5

FirstMerit Corporation and Subsidiaries
Employees’ Stock Purchase Plan

Notes to Financial Statements
December 31, 2000 and 1999

3.	Right to Terminate

Although it has not expressed any interest to do so, the Corporation has the right to terminate the Plan at any time. In the event of Plan termination any remaining assets in the Plan must be used solely for distributions to Plan participants.

4.	Income Tax Status

The Plan is a non-qualified plan under the Internal Revenue Code. The Plan is not exempt from federal income taxes.

6

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
December 31, 2000 and 1999

Statements of Changes in Net Assets Available for
FirstMerit Corporation and Subsidiaries
Employees’ Salary Savings Retirement Plan
Benefits for the years ended December 31, 2000 and 1999

Notes to Financial Statements

Report of Independent Accountants

Statements of Net Assets Available for FirstMerit
Corporation Employees’ Stock Purchase Plan
Benefits at December 31, 2000 and 1999

Statements of Changes in Net Assets Available for
FirstMerit Corporation Employees’ Stock
Purchase Plan Benefits for the years ended
December 31, 2000 and 1999

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

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 27th day of April, 2001.

FIRSTMERIT CORPORATION

By: /s/ TERRENCE E. BICHSEL

Executive Vice President, Financial

Administration

(Chief Financial Officer and Chief Accounting

Officer)

Exhibit Index

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the registrant on March 22,1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 41 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form of Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S- 4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *

10.5	Amended and Restated 1999 Stock Option Program*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated 1993 Stock Option Plan (FSB)(incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan *

10.15	Amended and Restated Director Deferred Compensation Plan *

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference fromExhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.20	Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.24	Amended and Restated Employment Agreement of John R. Cochran*

10.25	Restricted Stock Award Agreement of John R. Cochran dated Exhibit 10(e) to the Form 10-Q filed by the registrant March 1, 1995 (incorporated by reference from on May 15, 1995)*

10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran*

10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran*

10.30	Amended and Restated SERP Agreement for John R. Cochran*

10.31	Employment Agreement of Sid A. Bostic*

10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.34	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*

10.35	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*

10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)

10.37	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*

10.38	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on March 9, 2001)

23	Consent of PricewaterhouseCoopers, LLP

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

*	Management Contract or Compensatory Plan or Arrangement