Form 10-Q
period 2001-03-31
FIRSTMERIT CORP /OH/
filed 2001-05-14
CIK 354869

FIRSTMERIT CORPORATION PART I - FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
FirstMerit Corporation and Subsidiaries
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Interest Income
Net Interest Margin
Other Income
Other Expenses
FINANCIAL CONDITIONS
Investment Securities
Loans
Asset Quality
Allowance for Loan Losses
Deposits
Market Risk
Capital Resources
PART II. - OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2001

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
May 9, 2001
85,563,214

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

FIRSTMERIT CORPORATION
PART I —FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

      The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of March 31, 2001, December 31, 2000 and March 31, 2000

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2000 and for the three months ended March 31, 2001

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements as of March 31, 2001, December 31, 2000, and March 31, 2000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions as of March 31, 2001, December 31, 2000 and March 31, 2000 and Results of Operations for the quarters ended March 31, 2001 and 2000 and for the year ended December 31, 2000

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31	March 31

	2001	2000	2000

	(Unaudited, except December 31, 2000)
ASSETS

Investment securities	$1,839,667	2,002,291	2,301,363

Federal funds sold & other investments	100	8,100	18,100

Loans held for sale	100,415	135,753	52,025

Commercial loans	3,452,384	3,251,761	3,244,664

Mortgage loans	817,871	848,225	890,812

Installment loans	1,400,492	1,497,270	1,485,105

Home equity loans	455,553	453,462	413,485

Credit card loans	115,999	117,494	106,633

Manufactured housing loans	795,226	786,641	808,613

Leases	292,163	282,232	293,634

Total loans	7,329,688	7,237,085	7,242,946

Less allowance for possible loan losses	110,142	108,285	108,291

Net loans	7,219,546	7,128,800	7,134,655

Cash and due from banks	231,720	235,918	285,462

Premises and equipment, net	132,452	133,894	134,804

Intangible assets	145,962	152,107	159,258

Accrued interest receivable and other assets	426,272	418,340	289,421

	$10,096,134	10,215,203	10,375,088

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,025,505	1,078,586	1,047,209

Demand-interest bearing	679,178	681,771	665,349

Savings and Money Market	1,877,416	1,805,505	1,801,746

Certificates and other time deposits	3,871,374	4,049,070	3,688,042

Total deposits	7,453,473	7,614,932	7,202,346

Securities sold under agreements to repurchase and other borrowings	1,571,699	1,563,404	2,197,396

Total funds	9,025,172	9,178,336	9,399,742

Accrued taxes, expenses, and other liabilities	158,527	121,978	130,925

Total liabilities	9,183,699	9,300,314	9,530,667

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 97,955, 158,708 and 105,658 shares outstanding at March 31, 2001, March 31, 2000 and December 31, 2000, respectively	2,357	2,501	3,818

Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362 shares	127,937	127,937	127,937

Capital surplus	111,843	113,326	116,471

Accumulated other comprehensive income	(2,683)	(13,798)	(56,154)

Retained earnings	821,836	802,905	741,623

Treasury stock, at cost, 6,144,690, 3,653,601 and 4,947,047 at March 31, 2001, March 31, 2000 and December 31, 2000, respectively	(148,855)	(117,982)	(89,274)

Total shareholders’ equity	912,435	914,889	844,421

	$10,096,134	10,215,203	10,375,088

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

	Unaudited

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Annual
	2001	2000	2000	2000	2000	2000

	(Dollars in thousands)
ASSETS

Investment securities/fed funds sold	$1,905,192	2,185,718	2,366,078	2,286,405	2,356,628	2,297,668

Loans held for sale	114,794	203,699	53,271	50,374	58,033	91,547

Commercial loans	3,405,933	3,246,067	3,285,203	3,275,629	3,198,639	3,244,140

Mortgage loans	838,962	863,253	877,575	892,438	898,918	882,977

Installment loans	1,405,589	1,516,316	1,517,726	1,502,518	1,474,474	1,502,836

Home Equity loans	454,250	450,193	440,469	426,009	411,928	432,221

Credit card loans	116,377	112,679	108,297	103,934	105,573	107,634

Manufactured housing loans	797,826	788,502	858,654	846,485	768,027	815,461

Leases	286,522	284,075	291,298	296,717	287,020	289,767

Loans less unearned income	7,305,459	7,261,085	7,379,222	7,343,730	7,144,579	7,275,036

Less allowance for possible loan losses	108,616	109,359	110,777	110,139	107,351	109,409

Net loans	7,196,843	7,151,726	7,268,445	7,233,591	7,037,228	7,165,627

Cash and due from banks	193,394	179,809	205,949	242,325	242,223	217,446

Premises and equipment, net	133,952	134,505	135,049	134,523	133,584	134,416

Accrued interest receivable and other assets	564,644	487,368	464,019	444,407	434,254	461,933

Total Assets	$10,108,819	10,342,825	10,492,811	10,391,625	10,261,950	10,368,637

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,015,171	1,031,499	1,027,707	1,052,392	1,020,384	1,032,992

Demand-interest bearing	647,726	632,477	620,211	645,325	643,842	635,414

Savings and money market	1,832,240	1,810,171	1,791,848	1,808,127	1,747,456	1,789,464

Certificates and other time deposits	3,963,871	4,120,637	4,260,371	3,876,139	3,566,289	3,957,140

Total deposits	7,459,008	7,594,784	7,700,137	7,381,983	6,977,971	7,415,010

Securities sold under agreements to repurchase and other borrowings	1,583,314	1,711,155	1,774,955	2,030,837	2,287,852	1,951,841

Total funds	9,042,322	9,305,939	9,475,092	9,412,820	9,265,823	9,366,851

Accrued taxes, expenses and other liabilities	150,665	141,077	143,792	133,026	163,670	139,677

Total liabilities	9,192,987	9,447,016	9,618,884	9,545,846	9,429,493	9,506,528

Preferred stock	2,383	2,537	2,700	3,620	3,853	3,174

Common stock	127,937	127,937	127,937	127,937	127,937	127,937

Capital surplus	112,151	113,299	113,830	115,792	116,681	114,893

Accumulated other comprehensive income	(6,357)	(31,641)	(47,358)	(60,247)	(53,146)	(48,075)

Retained earnings	806,390	788,988	767,448	747,490	726,700	757,784

Treasury stock	(126,672)	(105,311)	(90,630)	(88,813)	(89,568)	(93,604)

Total shareholders’ equity	915,832	895,809	873,927	845,779	832,457	862,109

LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,108,819	10,342,825	10,492,811	10,391,625	10,261,950	10,368,637

Certain previously reported amounts may have been reclassified to conform to current presentation.

Consolidated Statements of Income and Comprehensive Income
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(Unaudited)

	1Q 2001	1Q 2000

	(in thousands except per share data)
Interest and fees on loans	$157,662	152,106

Interest and dividends on securities	32,117	37,940

Total interest income	189,779	190,046

Interest on deposits:

Demand-interest bearing	1,180	852

Savings and money market	14,300	11,335

Certificates and other time deposits	60,997	48,068

Interest on securities sold under agreements to repurchase and other borrowings	22,945	33,340

Total interest expense	99,422	93,595

Net interest income	90,357	96,451

Provision for possible loan losses	11,816	11,714

Net interest income after provision for possible loan losses	78,541	84,737

Other income:

Trust department	5,153	5,060

Service charges on deposits	12,291	11,012

Credit card fees	8,335	7,234

ATM and other service fees	3,500	3,684

Bank owned life insurance income	3,086	851

Service fees — other	3,500	3,501

Gain from sale of partnership interest	5,639	—

Manufactured housing income	1,470	651

Investment securities gains (losses), net	452	(714)

Loan sales and servicing	1,680	2,780

Other operating income	2,078	4,829

Total other income	47,184	38,888

Other expenses:

Salaries, wages, pension and benefits	31,577	32,379

Net occupancy expense	4,999	5,748

Equipment expense	4,213	4,426

Stationary, supplies and postage	2,765	3,235

Bankcard, loan processing and other costs	4,882	4,731

Professional services	3,092	1,935

Amortization of intangibles	2,389	2,688

Other operating expenses	13,640	10,947

Total other expenses	67,557	66,089

Federal income taxes	18,975	17,837

Net income	$39,193	39,699

Other comprehensive income (loss), net of tax	11,115	(11,072)

Comprehensive income	$50,308	28,627

Net income applicable to common shares	$39,153	39,634

Net income used in diluted EPS calculation	$39,204	39,715

Wtd-avg common shares outstanding — basic	86,694	88,388

Wtd-avg common shares outstanding — diluted	87,508	89,147

Per share data based on average number of shares outstanding:

Basic net income per share	$0.45	0.45

Diluted net income per share	$0.45	0.45

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands except per share data)

				Accumulated
				Other
	Preferred	Common	Capital	Comprehensive
	Stock	Stock	Surplus	Income

Balance at Year Ended 1997	$9,917	119,893	80,297	4,603

Net income	—	—	—	—

Cash dividends —common stock ($0.66 per share)	—	—	—	—

Acquisition adjustment of fiscal year	—	—	—	—

Options exercised/debentures, preferred stock converted	(618)	400	3,717	—

Treasury shares purchased	—	—	—	—

Treasury shares reissued —acquisition	—	—	25,919	—

Treasury shares reissued —public offering	—	—	6,518	—

Stock dividends	—	1,929	(1,929)	—

Market adjustment investment securities	—	—	—	1,255

Other	—	165	3,323	—

Balance at Year Ended 1998	9,299	122,387	117,845	5,858

Net income	—	—	—	—

Cash dividends —common stock ($0.76/share)	—	—	—	—

Cash dividends —preferred stock	—	—	—	—

Options exercised/debentures, preferred stock converted	(5,421)	5,596	(915)	—

Treasury shares purchased	—	—	—	—

Market adjustment investment securities	—	—	—	(50,940)

Other	—	(46)	—	—

Balance at Year Ended 1999	3,878	127,937	116,930	(45,082)

Net income (loss)	—	—	—	—

Cash dividends —common stock ($0.86 per share)	—	—	—	—

Cash dividends —preferred stock	—	—	—	—

Options exercised/debentures, preferred stock converted	(1,377)	—	(3,604)	—

Treasury shares purchased	—	—	—	—

Market adjustment investment securities	—	—	—	31,284

Other	—	—	—	—

Balance at December 31, 2000	2,501	127,937	113,326	(13,798)

Net income (loss)	—	—	—	—

Cash dividends —common stock ($0.23 per share)	—	—	—	—

Cash dividends —preferred stock	—	—	—	—

Options exercised (77,867 shares)	—	—	(1,153)	—

Preferred stock converted (16,649 shares)	—	—	(282)	—

Debentures converted (2,841 shares)	(144)	—	(48)	—

Treasury shares purchased (1,295,000 shares)	—	—	—	—

Market adjustment investment securities	—	—	—	11,115

Balance at March 31, 2001 - Unaudited	$2,357	127,937	111,843	(2,683)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Retained	Treasury	Shareholders'
	Earnings	Stock	Equity

Balance at Year Ended 1997	651,907	(118,940)	747,677

Net income	72,517	—	72,517

Cash dividends —common stock ($0.66 per share)	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	(1,857)	—	(1,857)

Options exercised/debentures, preferred stock converted	(2,607)	12,111	13,003

Treasury shares purchased	—	(25,703)	(25,703)

Treasury shares reissued —acquisition	—	89,286	115,205

Treasury shares reissued —public offering	—	20,806	27,324

Stock dividends	—	—	—

Market adjustment investment securities	—	—	1,255

Other	(598)	4,870	7,760

Balance at Year Ended 1998	668,837	(17,570)	906,656

Net income	119,871	—	119,871

Cash dividends —common stock ($0.76/share)	(68,627)	—	(68,627)

Cash dividends —preferred stock	(305)	—	(305)

Options exercised/debentures, preferred stock converted	—	12,549	11,809

Treasury shares purchased	—	(85,666)	(85,666)

Market adjustment investment securities	—	—	(50,940)

Other	35	788	777

Balance at Year Ended 1999	719,811	(89,899)	833,575

Net income (loss)	159,787	—	159,787

Cash dividends —common stock ($0.86 per share)	(76,162)	—	(76,162)

Cash dividends —preferred stock	(218)	—	(218)

Options exercised/debentures, preferred stock converted	—	6,807	1,826

Treasury shares purchased	—	(34,890)	(34,890)

Market adjustment investment securities	—	—	31,284

Other	(313)	—	(313)

Balance at December 31, 2000	802,905	(117,982)	914,889

Net income (loss)	39,193	—	39,193

Cash dividends —common stock ($0.23 per share)	(20,222)	—	(20,222)

Cash dividends —preferred stock	(40)	—	(40)

Options exercised (77,867 shares)	—	1,997	844

Preferred stock converted (16,649 shares)	—	426	144

Debentures converted (2,841 shares)	—	73	(119)

Treasury shares purchased (1,295,000 shares)	—	(33,369)	(33,369)

Market adjustment investment securities	—	—	11,115

Balance at March 31, 2001 - Unaudited	821,836	(148,855)	912,435

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Quarters Ended
	March 31,

Operating Activities	2001	2000

	(Unaudited)
Net income	$39,193	39,699

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	11,816	11,714

Provision for depreciation and amortization	3,912	4,020

Amortization of investment securities premiums, net	19	257

Amortization of income for lease financing	(4,892)	(3,535)

Gains on sales of investment securities, net	(452)	714

Deferred federal income taxes	9,239	2,977

(Increase) decrease in interest receivable	9,781	(4,849)

Increase (decrease) in interest payable	(3,338)	12,234

Proceeds from sales of loans	138,325	—

Gain on sales of loans (loss)	(542)	—

Amortization of values ascribed to acquired intangibles	2,389	2,688

Other decreases	10,706	(51,464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	216,219	14,455

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	184,521	111,020

Available-for-sale — maturities	104,842	83,381

Purchases of investment securities available-for-sale	(109,206)	(118,555)

Net decrease in federal funds sold	8,000	7,000

Net increase in loans and leases, except sales	(200,178)	(239,570)

Purchases of premises and equipment	(2,791)	(9,780)

Sales of premises and equipment	321	3,175

NET CASH (PROVIDED) BY INVESTING ACTIVITIES	(14,491)	(163,329)

Financing Activities

Net increase (decrease) in demand, NOW and savings deposits	16,237	147,825

Net increase (decrease) in time deposits	(177,696)	194,374

Net increase (decrease) in securities sold under repurchase agreements and other borrowings	8,295	(105,297)

Cash dividends — common and preferred	(20,262)	(17,743)

Purchase of treasury shares	(33,369)	—

Proceeds from exercise of stock options	869	106

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(205,926)	219,265

Increase (decrease) in cash and cash equivalents	(4,198)	70,391

Cash and cash equivalents at beginning of year	235,918	215,071

Cash and cash equivalents at end of year	$231,720	285,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:

Interest, net of amounts capitalized	$57,435	50,572

Income taxes	$—	23,910

See notes to accompanying consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2001, December 31, 2000 and March 31, 2000

1. Organization —FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp.

2. Acquisitions and Merger-related Costs — On February 12, 1999, the Corporation completed the acquisition of Signal Corp, a $1.9 billion bank holding company headquartered in Wooster, Ohio. Under terms of the merger agreement, the fixed exchange ratio was 1.32 shares of FirstMerit common stock for each share of Signal common stock and one share of FirstMerit Series B preferred stock for each share of Signal Series B preferred stock. Based on the closing price of $25.00 per common share and $71.00 per Series B preferred share, the transaction, accounted for as a pooling-of-interests, was valued at approximately $436 million. The accompanying consolidated financial statements, the related notes and management’s discussion and analysis have all been restated to account for the acquisition as if it had happened at the beginning of each period presented. Pro forma information for the separate entities and for the combined entity from January 1, 1999 through the February 12, 1999 acquisition date is not presented due to immateriality.

      In conjunction with the Signal acquisition, the Corporation incurred merger-related and conforming accounting expenses of approximately $52.8 million, before taxes, or $38.1 million after taxes. As of March 31, 2001, no merger reserve balances existed.

3. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification —Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following table presents a summary of financial results and significant performance measures for the three months ended March 31, 2001:

		Parent Co.,
	Supercommunity	Other Subsidiaries	FirstMerit
	Banking	and Eliminations	Consolidated

	(Dollars in thousands)
OPERATIONS:

Net interest income	$90,772	(415)	90,357

Provision for possible loan losses	11,816	—	11,816

Other income	46,848	336	47,184

Other expenses	67,208	349	67,557

Net income	39,602	(409)	39,193

AVERAGES:

Assets	10,070,818	38,001	10,108,819

Loans	7,303,023	2,436	7,305,459

Earnings assets	9,309,633	15,812	9,325,445

Deposits	7,475,509	(16,501)	7,459,008

Shareholders’ equity	$777,750	138,082	915,832

RATIOS:

ROE	20.65%	(3.25%)	17.40%

ROA	1.59%	(.02%)	1.57%

Efficiency ratio	48.84%	0.42%	49.26%

      The table below presents estimated revenues from external customers, by product and service group for the 2001 and 2000 first quarters:

2001	Retail	Commercial	Trust Services	Total

	(Dollars in thousands)
Interest and fees	$109,075	105,264	5,153	219,492

Service charges	12,843	2,948	—	15,791

Loan sales/service	1,680	—	—	1,680

Totals	$123,598	108,212	5,153	236,963

2000	Retail	Commercial	Trust Services	Total

	(Dollars in thousands)
Interest and fees	$97,277	109,304	5,060	211,641

Service charges	12,083	2,430	—	14,513

Loan sales/service	2,780	—	—	2,780

Totals	$112,140	111,734	5,060	228,934

4. Earnings per Share —The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

	Income	Common	Per common
	(loss)	shares	share
	(numerator)	(denominator)	amount

Three months ended March 31, 2001:

Net income	$39,193

Less: preferred stock dividends	(40)

Net income available to common shareholders	39,153

Average common shares outstanding		86,694,266

Earnings per basic common share			$0.45

Net income available to common shareholders	39,153

Add: preferred stock dividends	40

Add: interest expense on convertible bonds, net	11

Income used in diluted EPS calculation	$39,204

Average common shares outstanding		86,694,266

Equivalents from stock options		462,497

Equivalents from convertible debentures		79,266

Equivalents from convertible preferred securities		271,726

Avg common stock and equivalents outstanding		87,507,755

Earnings per diluted common share			$0.45

Three months ended March 31, 2000:

Net income (loss)	$39,699

Less: preferred stock dividends	(65)

Net income available to common shareholders	39,634

Average common shares outstanding		88,388,002

Earnings per basic common share			$0.45

Net income available to common shareholders	$39,634

Add: preferred stock dividends	65

Add: interest expense on convertible bonds, net	16

Income available to common shareholders	$39,715

Average common shares outstanding		88,388,002

Equivalents from stock options		199,625

Equivalents from convertible debentures		119,581

Equivalents from convertible preferred securities		440,253

Avg common stock and equivalents outstanding		89,147,461

Earnings per diluted common share			$0.45

5. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137 which delayed implementation of Statement No. 133 until the first quarter 2001. The Corporation implemented SFAS 133 during the 2001 first quarter, the net effect of the initial implementation entry increased investment securities and liabilities by approximately $11.4 million and affected net income by less than $100 thousand. At the end of the 2001 first quarter, SFAS 133 entries to reflect changes in the fair values of FirstMerit's derivatives increased pre-tax income by $118.4 thousand.

6. On March 16, 2000, the Corporation issued $150 million of subordinated bank notes under a previously disclosed debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

7. Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the March 31, 2001 and 2000 and December 31, 2000 statements of condition and the results of operations for the quarters ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles.

8. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 2000.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended

	March 31, 2001

	Average		Average
	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS

Investment securities:

U.S. Treasury securities and U.S.

Government agency obligations (taxable)	$1,501,249	23,309	6.30%

Obligations of states and political subdivisions (tax-exempt)	99,729	2,108	8.57%

Other securities	301,936	5,159	6.93%

Total investment securities	1,902,914	30,576	6.52%

Federal funds sold & other interest-earning assets	2,278	29	5.16%

Loans held for sale	114,794	2,319	8.19%

Loans	7,305,459	157,689	8.75%

Total earning assets	9,325,445	190,613	8.29%

Allowance for possible loan losses	(108,616)	—	—

Cash and due from banks	193,394	—	—

Other assets	698,596	—	—

Total assets	$10,108,819	—	—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	$1,015,171	—	—

Demand- interest bearing	647,726	1,180	0.74%

Savings	1,832,240	14,300	3.17%

Certificates and other time deposits	3,963,871	60,997	6.24%

Total deposits	7,459,008	76,477	4.16%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,561,864	22,945	5.96%

Total interest bearing liabilities	8,005,701	99,422	5.04%

Other liabilities	150,665	—	—

Mandatorily redeemable preferred securities	21,450	—	—

Shareholders’ equity	915,832	—	—

Total liabilities and shareholders’ equity	$10,108,819	—	—

Net yield on earning assets	$9,325,445	91,191	3.97%

Interest rate spread	—	—	3.25%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended

	December 31, 2000

	Average		Average
	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS

Investment securities:

U.S. Treasury securities and U.S.

Government agency obligations (taxable)	1,836,266	117,652	6.41%

Obligations of states and political subdivisions (tax-exempt)	116,401	9,573	8.22%

Other securities	295,783	21,447	7.25%

Total investment securities	2,248,450	148,672	6.61%

Federal funds sold & other interest-earning assets	49,218	3,196	6.49%

Loans held for sale	91,547	7,982	8.72%

Loans	7,275,036	635,487	8.74%

Total earning assets	9,664,251	795,337	8.23%

Allowance for possible loan losses	(109,409)	—	—

Cash and due from banks	217,446	—	—

Other assets	596,349	—	—

Total assets	10,368,637	—	—

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	1,032,992	—	—

Demand- interest bearing	635,414	3,705	0.58%

Savings	1,789,464	52,883	2.96%

Certificates and other time deposits	3,957,140	236,112	5.97%

Total deposits	7,415,010	292,700	3.95%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,951,841	122,551	6.28%

Total interest bearing liabilities	8,333,859	415,251	4.98%

Other liabilities	118,227	—	—

Mandatorily redeemable preferred securities	21,450	—	—

Shareholders’ equity	862,109	—	—

Total liabilities and shareholders’ equity	10,368,637	—	—

Net yield on earning assets	9,664,251	380,086	3.93%

Interest rate spread	—	—	3.25%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three months ended

	March 31, 2000

	Average		Average
	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS

Investment securities:

U.S. Treasury securities and U.S.

Government agency obligations (taxable)	1,931,823	30,765	6.41%

Obligations of states and political subdivisions (tax-exempt)	122,357	2,497	8.21%

Other securities	297,052	5,584	7.56%

Total investment securities	2,351,232	38,846	6.64%

Federal funds sold & other interest-earning assets	5,396	41	3.06%

Loans held for sale	58,033	1,667	11.55%

Loans	7,144,579	150,502	8.47%

Total earning assets	9,559,240	191,056	8.04%

Allowance for possible loan losses	(107,351)	—	—

Cash and due from banks	242,223	—	—

Other assets	567,838	—	—

Total assets	10,261,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	1,020,384	—	—

Demand- interest bearing	643,842	852	0.53%

Savings	1,747,456	11,335	2.61%

Certificates and other time deposits	3,566,289	48,068	5.42%

Total deposits	6,977,971	60,255	3.47%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	2,287,852	33,340	5.86%

Total interest bearing liabilities	8,245,439	93,595	4.57%

Other liabilities	142,220	—	—

Mandatorily redeemable preferred securities	21,450	—	—

Shareholders’ equity	832,457	—	—

Total liabilities and shareholders’ equity	10,261,950	—	—

Net yield on earning assets	9,559,240	97,461	4.10%

Interest rate spread	—	—	3.47%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      FirstMerit Corporation’s first quarter 2001 net income totaled $39.2 million, or $0.45 per diluted share. The first quarter 2001 results include an after-tax gain of $3.7 million related to the sale of a partnership interest. This compares with net income of $39.7 million, or $0.45 per diluted share, reported in the first quarter of 2000.

      For the first quarter 2001, including the gain on the partnership sale, returns on average assets and average common equity were 1.57% and 17.40%, respectively, compared with 1.56% and 19.27% for the prior year.

      Net interest income on a fully tax-equivalent basis was $91.2 million for the first quarter of 2001 compared to $93.1 million in the fourth quarter of 2000 and $97.5 million for the prior year quarter. The net interest margin was 3.97% this quarter, a 13 basis point increase from the fourth quarter of 2000. The first quarter 2000 net interest margin was 4.10%. Average earning assets declined 2.4% from the year ago quarter.

      Excluding gains/losses from the sale of securities and the gain on sale of a partnership interest (recorded in the other operating income category), non-interest income was $41.1 million, 3.8% above the $39.6 million reported a year ago. Growth was strong in manufactured housing income, up 126% and credit card fees, up 15.2%. Adjusted first quarter 2001 fees accounted for 31.1% of net revenues compared to 28.9% in 2000.

      Non-interest expense totaled $67.6 million in the first quarter of this year, up a modest 2.2% from prior year. Improvement was experienced in nearly every category, with the exception of other operating expenses, bankcard processing and professional services. The efficiency ratio, without the benefit from the partnership sale, was 49.3% for this quarter compared to 49.9% in the fourth quarter of 2000 and 46.3% in the year ago quarter.

      Period-end assets were $10.1 billion, down 2.7% from the prior year quarter. Earning assets were down 4.6%, with loans up 1.2% and investment securities down 20.1%. Proceeds from investment securities sales and maturities have largely been used to pay down higher cost funding sources. Consistent with prior periods and FirstMerit’s desired loan mix, credit card, home equity and commercial loans all experienced solid growth from the year ago quarter while installment, manufactured housing and mortgage loans declined.

      Total deposits at period end were $7.5 billion, an increase of 3.5% above 2000 levels, with time deposits, up 5.0%, and savings and money market accounts, up 4.2%, accounting for the majority of growth.

      First quarter loan loss provision was $11.8 million, nearly unchanged from the first quarter 2000 provision of $11.7 million. Net charge-offs for the quarter were $10.0 million, or 0.55% of average loans outstanding on an annualized basis, compared to 0.47% a year ago. The allowance stands at 1.50% of period-end loans, unchanged from the prior year quarter. Non-performing assets as a percent of loans and ORE were 0.52% this first quarter, compared with 0.46% a year ago. Reserve coverage of non-performing assets was 3.6 times, substantially unchanged from last year.

      Shareholders’ equity was $912.4 million at quarter end. Average equity to assets for the 2001 quarter was 9.06% compared to 8.11% last year. Common stock dividends paid were $0.23 per share, representing a 51.1% payout ratio. At quarter end, there were 85.8 million common shares outstanding.

      The components of change in per share income for the quarters ended March 31, 2001 and 2000 were as follows:

Changes in Earnings per Share
Three months
ended
March 31,
2001/2000

Diluted net income per share March 31, 2000	$0.45

Increases (decreases) due to:

Net interest income — taxable equivalent	(0.07)

Provision for possible loan losses	—

Other income	0.09

Other expenses	(0.02)

Federal income taxes — taxable equivalent	(0.01)

Change in share base	0.01

Net change in diluted net income per share	—

Diluted net income per share March 31, 2001	$0.45

Net Interest Income

      Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest bearing funds (namely customer deposits and other borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

      Net interest income FTE for the quarter ended March 31, 2001 was $91.2 million compared to $93.1 million in the 2000 fourth quarter, and $97.5 million for the same period one year ago. The decrease in net interest income occurred because interest expense on deposits and other borrowings increased $5.8 million, compared to the year ago quarter, while interest income fell $0.4 million during the same period.

      The relatively minor decline in interest income occurred as unfavorable securities volumes caused interest income to decline $7.2 million, but was offset almost equally by increases in loan balances and rates. The $5.8 million rise in interest expense resulted primarily from unfavorable yield variances in CDs and savings accounts, partially offset by lower outstanding balances in REPOs and other borrowings. The following table provides more specific rate/volume details.

Changes in Net Interest Differential -
Fully-Tax Equivalent Rate/Volume Analysis
(Dollars in thousands)

	Quarters ended March 31, 2001 and 2000
	Increase (Decrease)
	Interest Income/Expense

	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$(7,199)	(1,071)	(8,270)

Loans held for sale	1,147	(495)	652

Loans	3,473	3,714	7,187

Federal funds sold	(40)	28	(12)

Total interest income	$(2,619)	2,176	(443)

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	$7	321	328

Savings	662	2,303	2,965

Certificates and other time deposits	6,118	6,811	12,929

Federal funds purchased, REPOs & other borrowings	(10,665)	270	(10,395)

Total interest expense	$(3,878)	9,705	5,827

Net interest income	$1,259	(7,529)	(6,270)

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

Net Interest Margin

	Quarters ended March 31,

	2001	2000

	(Dollars in thousands)
Net interest income per financial statements	90,357	96,451

Tax equivalent adjustment	834	1,010

Net interest income —FTE	91,191	97,461

Average earning assets	9,325,445	9,559,240

Net interest margin	3.97%	4.10%

      Average loan outstandings for the quarter ended March 31, 2001 were $7.3 billion, up $160 million or 2.2%, from $7.1 billion for the same quarter last year. Increases occurred in every category except mortgage and installment loans. Leases were principally unchanged from a year ago. The proceeds from secondary market sales and principal repayments on mortgage and installment loans were used to fund growth in higher-yielding commercial and credit card loan categories and to pay down higher cost borrowings. Increases in average loan balances, compared to the same 2000 period, were as follows: commercial loans up $207.3 million or 6.4%; home equity loans up $42.3 million or 10.2%; and manufactured housing loans up $29.8 million or 3.9%. Average mortgage loans declined $60.0 million and average installment credits decreased $68.9 million, or 4.7%. Average outstanding loans for the 2001 and 2000 first quarters equaled 78.3% and 74.7% of average earning assets, respectively.

      Average deposits were $7.459 billion during the 2001 first quarter, up $481.0 million over the same period last year. The mix of deposit categories changed little from first quarter 2000; noninterest bearing demand balances represented approximately 14% of total deposits in both first quarter periods; savings and money market balances comprised 25% of total deposits during both quarters; CDs were 53% of average deposits during the quarter, up slightly from 51% a year ago. Average other borrowings decreased to $1.6 billion, or 31.7% during the quarter. Other borrowings as a percentage of total interest bearing funds decreased from 27.7% during the 2000 quarter to 19.5% this year. Average interest bearing liabilities funded approximately 86% of average earning assets for both three-month periods.

      In summary, loan growth over the past year continues to occur mainly in higher yielding commercial, home equity and credit card outstandings resulting in a lower concentration of mortgage and installment loans. Funding of loan growth since first quarter 2000 was provided primarily by maturities of investment securities and growth in CDs.

Other Income

      Other income for the quarter totaled $47.2 million, an increase of $8.3 million, or 21.3%, over the $38.9 million earned during the same period last year. Excluding securities sales, and a pre-tax gain of $5.6 million from the sale of a partnership interest, the increase in other income was $1.5 million, or 3.8%. Excluding the gain from the sale of the partnership, fee income as a percentage of net revenue during the quarter was 31.1%, up from 28.9% a year ago. Fee income is defined as noninterest income excluding gains or losses from sales of investment securities. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus fee income.

      The specific changes, compared to the comparable 2000 quarter, were as follows: trust department income was $5.2 million, substantially unchanged from the comparable year ago period; service charges on customer deposit accounts totaled $12.3 million, up $1.3 million or 11.6%; credit card fees, including merchant services, increased 15.2%, to $8.3 million; income from bank owned life insurance (“BOLI”) was enhanced by 4th Quarter 2000 purchases and contributed $3.1 million during the first quarter compared to $0.9 million during the same period last year; and manufactured housing income was $1.5 million, more than twice last year’s total of $0.7 million. Partially offsetting the stated increases in fees were declines in ATM and other service fees, loan sales and servicing income, and other operating income.

      The Corporation recognizes other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is always looking for new opportunities to increase noninterest income.

Other Expenses

      Other expenses totaled $67.6 million for first quarter 2001 compared to $66.1 million in 2000, a modest increase of 2.2%. The “lower-is-better” efficiency ratio for the quarter was 49.3% compared to 49.9% in the fourth quarter of 2000 and 46.3% a year ago. The 2001 stated efficiency ratio excludes the benefits of the previously discussed gain from the sale of a partnership interest. The first quarter efficiency ratio indicates 49.3 cents in operating costs were spent to generate each dollar of net income.

      For the three months ended March 31, 2001, the majority of expense categories were less than first quarter 2000 totals. Salaries, wages, pension and employee benefits, the largest component of other expenses, declined 2.5%, or $0.8 million; aggregate net occupancy and equipment expenses for the quarter were $9.2 million, 9.5% less than the $10.2 million recorded last year; stationary, supplies and postage was down 14.5% from the year ago quarter; and amortization of intangible assets decreased 11.1% when compared to year ago results. Bankcard, loan processing and other costs were substantially unchanged from first quarter 2000 while professional services expense rose $1.2 million, and other operating costs were up $2.7 million from year ago results.

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

	March 31, 2001

	Book	Gross Unrealized	Gross Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agency obligations	$427,061	1,979	1,297	427,743

Obligations of state and political subdivisions	102,382	1,458	48	103,792

Mortgage-backed securities	1,018,187	6,981	3,739	1,021,429

Other securities	295,355	502	9,154	286,703

	$1,842,985	10,920	14,238	1,839,667

	Book Value	Market Value

Due in one year or less	$87,530	87,749

Due after one year through five years	205,641	206,663

Due after five years through ten years	303,908	307,177

Due after ten years	1,245,906	1,238,078

	$1,842,985	1,839,667

      The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 2000, by contractual maturity, were included in the previous table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1,413.3 million at March 31, 2001, $1,644.2 million at December 31, 2000 and $1,916.6 million at March 31, 2000 .

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

Loans

      Total loans outstanding at March 31, 2001 equaled $7.330 billion compared to $7.237 billion at December 31, 2000 and $7.243 billion at March 31, 2000. At quarter-end, the Corporation’s commercial loans were $3.452 billion, or 6.4% higher than the March 31, 2000 balance of $3.245 billion; home equity loans were $455.6 million, up 10.2%; and credit card loans were $116.0 million, up 8.8%. Installment loans decreased $84.6 million or 5.7% from year ago totals; manufactured housing loans were $795.2 million, down from $808.6 million last year; and mortgage loans totaled $817.9 million, down 8.2% from March 31, 2000. Through secondary market sales and securitizations of conforming single-family mortgages, and paydowns from direct and indirect installment loans, the Corporation continues to change its loan mix from lower yielding mortgage and installment loans to higher earning commercial, credit card and home equity credits.

Asset Quality

      Nonperforming assets (non-accrual loans, restructured loans, and other real estate) totaled $38.2 million at March 31, 2001 or 0.52% of period-end loans and other real estate. At December 31, 2000, nonperforming assets were $36.4 million or 0.50% of outstanding loans and other real estate compared to $33.5 million or 0.46% of outstanding loans and other real estate at March 31, 2000. Impaired loans are loans for which, based on current information or events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market prices, or the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

	March 31,	December 31,	March 31,
Nonperforming Assets	2001	2000	2000

	(Dollars in thousands)
Impaired Loans:

Non-accrual	$28,991	28,039	27,539

Restructured	141	150	223

Total impaired loans	29,132	28,189	27,762

Other Loans:

Non-accrual	1,552	2,135	1,855

Restructured	—	—	—

Total other nonperforming loans	1,552	2,135	1,855

Total nonperforming loans	30,684	30,324	29,617

Other real estate (ORE)	7,471	6,067	3,848

Total nonperforming assets	38,155	36,391	33,465

Loans past due 90 days or more accruing interest	$29,514	31,440	26,870

Total nonperforming assets as a percent of total loans and ORE	0.52%	0.50%	0.46%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for possible loan losses at March 31, 2001 totaled $110.1 million, or 1.50% of total loans outstanding compared to $108.3 million, or 1.50% at December 31, 2000 and $108.3 million, or 1.50% at March 31, 2000.

	Three months ended	Year ended	Three months ended
	March 31,	December 31,	March 31,
	2001	2000	2000

	Dollars in thousands

Allowance — beginning of period	$108,285	104,897	104,897

Loans charged off:

Commercial, financial, agricultural	1,783	7,089	2,587

Installment to individuals	12,038	37,972	9,820

Real estate	299	2,558	351

Lease financing	741	1,809	305

Total charge-offs	14,861	49,428	13,063

Recoveries:

Commercial, financial, agricultural	146	4,805	1,020

Installment to individuals	4,155	13,866	3,561

Real estate	199	763	2

Lease financing	402	674	160

Total recoveries	4,902	20,108	4,743

Net charge-offs	9,959	29,320	8,320

Provision for possible loan losses	11,816	32,708	11,714

Allowance — end of period	$110,142	108,285	108,291

Annualized net charge offs as a percent of average loans	0.55%	0.40%	0.47%

Allowance for loan losses as a % of loans outstanding at end of period	1.50%	1.50%	1.50%

Allowance for loan losses as a multiple of annualized net charge offs	3.59X	3.69X	3.66X

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

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2001		December 31, 2000		March 31, 2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in Thousands)
Non-interest DDA	$1,015,171	—	1,032,992	—	1,020,384	—

Interest-bearing DDA	647,726	0.74%	635,414	0.58%	643,842	0.53%

Savings deposits	1,832,240	3.17%	1,789,464	2.96%	1,747,456	2.61%

CDs and other time	3,963,871	6.24%	3,957,140	5.97%	3,566,289	5.42%

	$7,459,008	4.16%	7,415,010	3.95%	6,977,971	3.47%

      Average CDs totaled $3.964 billion for the quarter ended March 31,2001, up 11.1% from $3.566 billion for the 2000 quarter. On a percentage basis, average CDs were 50% and 43%, respectively, of total interest bearing funds for the March 31, 2001 and 2000 quarters; average savings deposits, including money market accounts, were 23% of interest bearing funds during the quarter ended March 31, 2001 and 21% for the same period last year; interest-bearing demand deposits were 8% of total interest bearing funds during both 2001’s first quarter and the corresponding 2000 period; and wholesale borrowings decreased from 28% of interest-bearing funds during the three months ended March 31, 2000 to 20% for the March 31, 2001 quarter. Interest bearing liabilities funded approximately 86% of average earning assets during both the quarter ended March 31, 2001 and March 31, 2000.

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of March 31, 2001 by time remaining until maturity.

Amount

(Dollars in Thousands)
Maturing in:

Under 3 months	$568,853

3 to 12 months	321,128

Over 12 months	517,691

$1,407,672

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

Capital Resources

      Shareholders’ equity at March 31, 2001 totaled $912.4 million compared to $914.9 million at December 31, 2000 and $844.4 million at March 31, 2000. See the Consolidated Statement of Changes in Shareholders’ Equity for detailed activity of the equity accounts.

The following table reflects the various measures of capital:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2001		2000		2000

(In thousands)

Total equity	$912,435	9.04%	914,889	8.96%	844,421	8.14%

Common equity	910,078	9.01%	912,388	8.93%	840,603	8.10%

Tangible common equity (a)	761,084	7.65%	761,060	7.56%	681,802	6.67%

Tier 1 capital (b)	783,914	9.14%	794,736	9.34%	757,205	8.94%

Total risk-based capital (c)	1,042,337	12.16%	1,053,322	12.38%	1,016,113	12.00%

Leverage (d)	783,914	7.87%	794,736	7.80%	757,205	7.50%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2001, the Corporation’s risk-based capital equaled 12.16% of risk adjusted assets, exceeding minimum guidelines.

      The cash dividend of $0.23 paid in the first quarter has an indicated annual rate of $0.92 per share.

PART II. —OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the registrant on March 22,1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 41 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form of Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S- 4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *

10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated 1993 Stock Option Plan (FSB)(incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.20	Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*

10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.31	Employment Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.31 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.34	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*

10.35	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*

10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)

10.37	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*

10.38	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on March 9, 2001)

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

*	Management Contract or Compensatory Plan or Arrangement

(b)	Form 8-K

      There were no Form 8-K filings during the first quarter 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

	By:	/s/TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: May 14, 2001