Form 10-Q
period 2001-06-30
FIRSTMERIT CORP /OH/
filed 2001-08-13
CIK 354869

PART I — FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AVERAGE CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AVERAGE CONSOLIDATED BALANCE SHEETS (UNAUDITED)
FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Net Interest Income
Net Interest Margin
Other Income
Other Expenses
FINANCIAL CONDITION
Loans
Asset Quality
Allowance for Loan Losses
Deposits
Market Risk
Capital Resources
Market Risk
PART II. — OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibit Index
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2001

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
August 1, 2001
85,299,346

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

Consolidated Balance Sheets as of June 30, 2001, December 31, 2000 and June 30, 2000

Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2000 and for the six months ended June 30 2001

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes to Consolidated Financial Statements as of June 30, 2001, December 31, 2000, and June 30, 2000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions as of June 30, 2001, December 31, 2000 and June 30, 2000 and Results of Operations for the quarter and six months ended June 30, 2001 and 2000 and for the year ended December 31, 2000.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2000)	June 30	December 31	June 30

	2001	2000	2000

ASSETS

Investment securities	$1,980,302	2,002,291	2,239,825

Federal funds sold & other investments	—	8,100	55,100

Loans held for sale	30,313	135,753	48,154

Commercial loans	3,525,077	3,251,761	3,279,392

Mortgage loans	673,661	848,225	880,326

Installment loans	1,461,926	1,497,270	1,532,276

Home equity loans	464,685	453,462	433,469

Credit card loans	122,506	117,494	105,760

Manufactured housing loans	816,362	786,641	882,380

Leases	286,489	282,232	295,608

Total loans	7,350,706	7,237,085	7,409,211

Less allowance for possible loan losses	110,620	108,285	110,089

Net loans	7,240,086	7,128,800	7,299,122

Cash and due from banks	252,395	235,918	258,682

Premises and equipment, net	133,394	133,894	134,351

Intangible assets	147,388	152,107	157,284

Accrued interest receivable and other assets	414,747	418,340	289,491

	$10,198,625	10,215,203	10,482,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,072,049	1,078,586	1,056,440

Demand-interest bearing	679,513	681,771	635,602

Savings and Money Market	1,933,271	1,805,505	1,806,085

Certificates and other time deposits	3,761,712	4,049,070	4,255,069

Total deposits	7,446,545	7,614,932	7,753,196

Securities sold under agreements to repurchase and other borrowings	1,710,665	1,563,404	1,724,647

Total funds	9,157,210	9,178,336	9,477,843

Accrued taxes, expenses, and other liabilities	135,165	121,978	137,370

Total liabilities	9,292,375	9,300,314	9,615,213

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares	—	—	—

Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—

Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 86,455, 125,708 and 105,658 shares outstanding at June 30, 2001, June 30, 2000 and December 31, 2000, respectively	2,056	2,501	3,025

Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362 shares	127,937	127,937	127,937

Capital surplus	111,536	113,326	114,545

Accumulated other comprehensive income	(6,557)	(13,798)	(52,152)

Retained earnings	835,031	802,905	761,942

Treasury stock, at cost, 6,727,281, 3,630,993 and 4,947,047 at June 30, 2001, June 30, 2000 and December 31, 2000, respectively	(163,753)	(117,982)	(88,501)

Total shareholders’ equity	906,250	914,889	866,796

	$10,198,625	10,215,203	10,482,009

Certain previously reported amounts may have been reclassified to conform to current presentation.

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION
AVERAGE CONSOLIDATED BALANCE SHEETS

	UNAUDITED

(Dollars in thousands)	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	Annual
	2001	2001	2000	2000	2000	2000

ASSETS

Investment securities/fed funds sold	$1,907,300	1,905,192	2,185,718	2,366,078	2,286,405	2,297,668

Loans held for sale	93,012	114,794	203,699	53,271	50,374	91,547

Commercial loans	3,479,914	3,405,933	3,246,067	3,285,203	3,275,629	3,244,140

Mortgage loans	770,590	838,962	863,253	877,575	892,438	882,977

Installment loans	1,431,821	1,405,589	1,516,316	1,517,726	1,502,518	1,502,836

Home Equity loans	459,872	454,250	450,193	440,469	426,009	432,221

Credit card loans	119,328	116,377	112,679	108,297	103,934	107,634

Manufactured housing loans	799,722	797,826	788,502	858,654	846,485	815,461

Leases	289,057	286,522	284,075	291,298	296,717	289,767

Loans less unearned income	7,350,304	7,305,459	7,261,085	7,379,222	7,343,730	7,275,036

Less allowance for possible loan losses	111,001	108,616	109,359	110,777	110,139	109,409

Net loans	7,239,303	7,196,843	7,151,726	7,268,445	7,233,591	7,165,627

Cash and due from banks	184,427	193,394	179,809	205,949	242,325	217,446

Premises and equipment, net	134,451	133,952	134,505	135,049	134,523	134,416

Accrued interest receivable and other assets	570,001	564,644	487,368	464,019	444,407	461,933

Total Assets	$10,128,494	10,108,819	10,342,825	10,492,811	10,391,625	10,368,637

LIABILITIES

Deposits:

Demand-non-interest bearing	$1,057,315	1,015,171	1,031,499	1,027,707	1,052,392	1,032,992

Demand-interest bearing	669,298	647,726	632,477	620,211	645,325	635,414

Savings and money market	1,911,757	1,832,240	1,810,171	1,791,848	1,808,127	1,789,464

Certificates and other time deposits	3,751,908	3,963,871	4,120,637	4,260,371	3,876,139	3,957,140

Total deposits	7,390,278	7,459,008	7,594,784	7,700,137	7,381,983	7,415,010

Securities sold under agreements to repurchase and other borrowings	1,674,005	1,583,314	1,711,155	1,774,955	2,030,837	1,951,841

Total funds	9,064,283	9,042,322	9,305,939	9,475,092	9,412,820	9,366,851

Accrued taxes, expenses and other liabilities	157,509	150,665	141,077	143,792	133,026	139,677

Total liabilities	9,221,792	9,192,987	9,447,016	9,618,884	9,545,846	9,506,528

Preferred stock	2,181	2,383	2,537	2,700	3,620	3,174

Common stock	127,937	127,937	127,937	127,937	127,937	127,937

Capital surplus	111,782	112,151	113,299	113,830	115,792	114,893

Accumulated other comprehensive income	(4,367)	(6,357)	(31,641)	(47,358)	(60,247)	(48,075)

Retained earnings	826,255	806,390	788,988	767,448	747,490	757,784

Treasury stock	(157,086)	(126,672)	(105,311)	(90,630)	(88,813)	(93,604)

Total shareholders’ equity	906,702	915,832	895,809	873,927	845,779	862,109

LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,128,494	10,108,819	10,342,825	10,492,811	10,391,625	10,368,637

Certain previously reported amounts may have been reclassified to conform to current presentation.

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income:

Interest and fees on loans	$156,492	160,176	314,154	312,282

Interest and dividends on securities	27,006	37,071	59,123	75,011

Total interest income	183,498	197,247	373,277	387,293

Interest expense:

Demand-interest bearing	1,051	832	2,231	1,684

Savings	12,133	12,821	26,433	24,156

Certificates and other time deposits	54,907	56,317	115,904	104,385

Interest on securities sold under agreements to repurchase and other borrowings	20,316	31,988	43,261	65,328

Total interest expense	88, 407	101,958	187,829	195,553

Net interest income	95,091	95,289	185,448	191,740

Provision for possible loan losses	9,394	8,346	21,210	20,060

Net interest income after provision for possible loan losses	85,697	86,943	164,238	171,680

Other income:

Trust department income	5,582	6,448	10,735	11,508

Service charges on deposits	13,737	11,638	26,028	22,650

Credit card fees	9,243	8,272	17,578	15,506

ATM and other service fees	4,050	3,896	7,550	7,580

Bank owned life insurance income	3,157	923	6,243	1,774

Service fees — other	3,814	3,464	7,372	6,965

Gain from sale of partnership interest	—	—	5,639	—

Manufactured housing income	1,227	922	2,697	1,573

Securities gains (losses)	(44)	137	408	(577)

Loan sales and servicing	3,029	1,723	4,709	4,503

Other operating income	2,166	1,765	4,186	6,594

Total other income	45,961	39,188	93,145	78,076

	131,658	126,131	257,383	249,756

Other expenses:

Salaries, wages, pension and employee benefits	33,067	30,993	64,644	63,372

Net occupancy expense	4,878	4,908	9,877	10,656

Equipment expense	4,172	4,139	8,385	8,565

Stationary, supplies and postage	2,711	3,314	5,476	6,549

Bankcard, loan processing and other costs	6,152	4,814	11,034	9,545

Professional services	2,814	2,487	5,906	4,422

Amortization of intangibles	2,331	2,688	4,720	5,376

Other operating expense	16,699	15,374	30,339	26,321

Total other expenses	72,824	68,717	140,381	134,806

Income before Federal income taxes and cumulative effect of change in accounting principles	58,834	57,414	117,002	114,950

Federal income taxes	19,150	17,438	38,125	35,275

Income after taxes but before cumulative effect of change in accounting principle	39,684	39,976	78,877	79,675

Cumulative effect of change in accounting principle, net of tax (impairment of retained interest asset)	(6,299)	—	(6,299)	—

Net income	$33,385	39,976	72,578	79,675

Other comprehensive income (loss), net of taxes	(3,874)	4,002	7,241	(7,070)

Comprehensive Income	$29,511	43,978	79,819	72,605

Basic net income per share:

Income before cumulative change in accounting principle	$0.46	0.45	0.91	0.90

Cumulative effect of change in accounting principle, net of tax	(0.07)	—	(0.07)	—

Basic net income	0.39	0.45	0.84	0.90

Diluted net income per share:

Income before cumulative change in accounting principle	$0.46	0.45	0.91	0.90

Cumulative effect of change in accounting principle, net of tax	(0.07)	—	(0.07)	—

Diluted net income	$0.39	0.45	0.84	0.90

Dividends paid	$0.23	0.22	0.46	0.42

Weighted-average shares outstanding – basic	85,513	88,341	86,100	88,327

Weighted-average shares outstanding — diluted	86,255	89,019	86,876	89,045

Certain previously reported amounts may have been reclassified to conform to current reporting practices.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(In thousands except per share data)

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders'
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at Year Ended 1997	$9,917	119,893	80,297	4,603	651,907	(118,940)	747,677

Net income	—	—	—	—	72,517	—	72,517

Cash dividends — common stock ($0.66 per share)	—	—	—	—	(50,525)	—	(50,525)

Acquisition adjustment of fiscal year	—	—	—	—	(1,857)	—	(1,857)

Options exercised/debentures, preferred stock converted	(618)	400	3,717	—	(2,607)	12,111	13,003

Treasury shares purchased	—	—	—	—	—	(25,703)	(25,703)

Treasury shares reissued — acquisition	—	—	25,919	—	—	89,286	115,205

Treasury shares reissued — public offering	—	—	6,518	—	—	20,806	27,324

Stock dividends	—	1,929	(1,929)	—	—	—	—

Market adjustment investment securities	—	—	—	1,255	—	—	1,255

Other	—	165	3,323	—	(598)	4,870	7,760

Balance at Year Ended 1998	9,299	122,387	117,845	5,858	668,837	(17,570)	906,656

Net income	—	—	—	—	119,871	—	119,871

Cash dividends — common stock ($0.76/share)	—	—	—	—	(68,627)	—	(68,627)

Cash dividends — preferred stock	—	—	—	—	(305)	—	(305)

Options exercised/debentures, preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809

Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)

Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)

Other	—	(46)	—	—	35	788	777

Balance at Year Ended 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575

Net income (loss)	—	—	—	—	159,787	—	159,787

Cash dividends — common stock ($0.86 per share)	—	—	—	—	(76,162)	—	(76,162)

Cash dividends — preferred stock	—	—	—	—	(218)	—	(218)

Options exercised/debentures, preferred stock converted	(1,377)	—	(3,604)	—	—	6,807	1,826

Treasury shares purchased	—	—	—	—	—	(34,890)	(34,890)

Market adjustment investment securities	—	—	—	31,284	—	—	31,284

Other	—	—	—	—	(313)	—	(313)

Balance at December 31, 2000	2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889

Net Income	—	—	—	—	72,578	—	72,578

Cash dividends — common stock ($0.46 per share)	—	—	—	—	(39,910)	—	(39,910)

Cash dividends — preferred stock	—	—	—	—	(79)	—	(79)

Options exercised (91,041 shares)	—	—	(1,284)	—	—	2,326	1,042

Preferred stock converted (51,316 shares)	(445)	—	(855)	—	—	1,300	—

Debentures converted (3,409 shares)	—	—	(57)	—	—	87	30

Treasury shares purchased (1,926,000 shares)	—	—	—	—	—	(49,484)	(49,484)

Market adjustment investment securities	—	—	—	7,241	(527)	—	6,714

Other	—	—	406	—	64	—	470

Balance at June 30, 2001 — Unaudited	$2,056	127,937	111,536	(6,557)	835,031	(163,753)	906,250

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000

	2001	2000

	(In thousands)

Operating Activities
Net income	$72,578	$79,675

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,210	20,060
Provision for depreciation and amortization	7,829	8,655
Amortization of investment securities premiums, net	54	330
Amortization of income for lease financing	(9,658)	(7,070)
(Gains) losses on sales of investment securities, net	(408)	577
Deferred federal income taxes	11,027	8,376
(Increase) decrease in interest receivable	9,497	(9,352)
Increase (decrease) in interest payable	(18,675)	23,427
Proceeds form sales of loans	334,405	—
Gain on sales of loans	(542)	—
Amortization of values ascribed to acquired intangibles	2,389	5,376
Other increases (decreases)	14,113	(81,505)

NET CASH PROVIDED BY OPERATING ACTIVITIES	443,819	48,549

Investing Activities

Dispositions of investment securities:
Available-for-sale — sales	283,504	120,556
Available-for-sale — maturities	303,145	151,644
Purchases of investment securities available-for-sale	(553,974)	(128,587)
Net (increase) decrease in federal funds sold	8,100	(30,000)
Net increase in loans and leases, except sales	(351,261)	(404,977)
Purchases of premises and equipment	(8,846)	(13,979)
Sales of premises and equipment	1,517	3,192

NET CASH USED BY INVESTING ACTIVITIES	(317,815)	(302,151)

Financing Activities
Net increase in demand, NOW and savings deposits	118,971	131,648
Net increase (decrease) in time deposits	(287,358)	761,401
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	147,261	(556,596)
Cash dividends — common and preferred	(39,989)	(37,400)
Purchase of treasury shares	(49,484)	(3,038)
Proceeds from exercise of stock options	1,042	1,198
Proceeds from conversion of debentures	30	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	(109,527)	297,213
Increase (decrease) in cash and cash equivalents	16,477	43,611
Cash and cash equivalents at beginning of year	235,918	215,071

Cash and cash equivalents at end of year	$252,395	$258,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:
Interest, net of amounts capitalized	$101,995	$99,206
Income taxes	$20,225	$40,263

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2001, December 31, 2000 and June 30, 2000

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

2. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification — Supercommunity Banking. Included in this category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. All figures within the tables in this footnote are in thousands, except averages are in millions.

2001	Super		Parent, Subs		Corporate
	Community Banking		& Eliminations		Consolidated

OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$95,797	186,569	(706)	(1,121)	95,091	185,448

Provision for loan losses	9,394	21,210	—	—	9,394	21,210

Other income	45,499	92,347	462	798	45,961	93,145

Other expenses	72,872	140,080	(48)	(301)	72,824	140,381

Income before cumulative accounting change	40,156	79,758	(472)	(881)	39,684	78,877

Effect of accounting change	(6,299)	(6,299)	—	—	(6,299)	(6,299)

Net income	33,857	73,459	(472)	(881)	33,385	72,578

AVERAGES:

Assets	10,102	10,087	NM	NM	10,128	10,119

Loans	7,348	7,326	NM	NM	7,350	7,328

Earnings assets	9,334	9,322	NM	NM	9,351	9,338

Deposits	7,395	7,435	NM	NM	7,390	7,425

Equity	$0.802	0.790	NM	NM	0.907	0.911

RATIOS:

ROE before accounting change	NM	NM	NM	NM	17.60%	17.50%

ROE	NM	NM	NM	NM	14.80%	16.10%

ROA before accounting change	NM	NM	NM	NM	1.57%	1.57%

ROA	NM	NM	NM	NM	1.32%	1.45%

Efficiency ratio	NM	NM	NM	NM	49.65%	48.47%

2000	Super		Parent, Subs		Corporate
	Community Banking		& Eliminations		Consolidated

OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$96,605	193,669	(1,316)	(1,929)	95,289	191,740

Provision for loan losses	8,346	19,963	—	97	8,346	20,060

Other income	40,721	77,012	(1,533)	1,064	39,188	78,076

Other expenses	68,316	134,668	401	138	68,717	134,806

Net income	39,046	76,729	930	2,946	39,976	79,675

AVERAGES:

Assets	10,318	10,265	NM	NM	10,392	10,318

Loans	7,327	7,235	NM	NM	7,344	7,237

Earnings assets	9,649	9,599	NM	NM	9,681	9,611

Deposits	7,409	7,201	NM	NM	7,382	7,180

Equity	$0.873	0.859	NM	NM	0.846	0.839

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	19.09%	19.18%

ROA	NM	NM	NM	NM	1.55%	1.55%

Efficiency ratio*	NM	NM	NM	NM	48.79%	47.52%

1999	Super		Parent, Subs		Corporate
	Community Banking		& Eliminations		Consolidated

OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$103,289	199,161	(1,322)	(2,747)	101,967	196,414

Provision for loan losses	9,392	25,610	265	445	9,657	26,055

Other income	34,962	71,810	1,462	2,663	36,424	74,473

Other expenses	74,501	179,934	(1,571)	(1,588)	72,930	178,346

Income before extraordinary item	33,572	39,921	5,336	4,330	38,908	44,251

Net income	33,572	34,074	5,336	4,330	38,908	38,404

AVERAGES:

Assets	9,312	9,187	NM	NM	9,330	9,177

Loans	6,899	6,702	NM	NM	6,904	6,710

Earnings assets	8,654	8,517	NM	NM	8,623	8,473

Deposits	6,775	6,778	NM	NM	6,721	6,719

Equity	$0.827	0.828	NM	NM	0.895	0.906

RATIOS:

ROCE (ROE)	NM	NM	NM	NM	17.43%	8.55%

ROA	NM	NM	NM	NM	1.67%	0.84%

Efficiency ratio	NM	NM	NM	NM	51.13%	52.47%

      NM = Not Meaningful ; * — Adjusted for merger-related, conforming expenses and an extraordinary item.

      The following tables present estimated revenues from external customers, by product and service group for the indicated periods:

The following tables present estimated revenues from external customers, by product and service group for the indicated periods:

2001	Retail		Commercial		Trust		Total

	2Q	YTD	2Q	YTD	2Q	YTD	2Q	YTD

Interest and fees	$102,019	211,036	101,278	206,542	5,582	10,735	208,879	428,313
Service charges	14,224	27,125	3,327	6,275	—	—	17,551	33,400
Loan sales/service	3,029	4,709	—	—	—	—	3,029	4,709

Totals	$119,272	242,870	104,605	212,817	5,582	10,735	229,459	466,422

2000	Retail		Commercial		Trust		Total

	2Q	YTD	2Q	YTD	2Q	YTD	2Q	YTD

Interest and fees	$102,457	199,733	111,378	220,683	5,775	10,835	219,610	431,251
Service charges	11,547	23,630	3,555	5,985	—	—	15,102	29,615
Loan sales/service	1,723	4,503	—	—	—	—	1,723	4,503

Totals	$115,727	227,866	114,933	226,668	5,775	10,835	236,435	465,369

2000	Retail		Commercial		Trust		Total

	2Q	YTD	2Q	YTD	2Q	YTD	2Q	YTD

Interest and fees	$97,097	195,195	89,036	175,763	4,595	8,781	190,728	379,739
Service charges	11,725	21,608	2,394	4,835	—	—	14,119	26,443
Loan sales/service	1,855	3,863	—	—	—	—	1,855	3,863

Totals	$110,677	220,666	91,430	180,598	4,595	8,781	206,702	410,045

      4. Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

EARNINGS PER SHARE	2Q 2001	YTD 2001	2Q 2000	YTD 2000

Income before cumulative change in accounting principle	$39,684	78,877	39,976	79,675

Cumulative effect of change in accounting principle	(6,299)	(6,299)	—	—

Net income	33,385	72,578	39,976	79,675

Less: preferred stock dividends	(39)	(79)	(64)	(129)

Income available to common shareholders before change in accounting method	39,645	78,798	39,912	79,546

Income available to common shareholders after change in accounting method	33,346	72,499	39,912	79,546

Average common shares outstanding	85,512,873	86,100,306	88,341,098	88,327,153

Earnings per basic common share before accounting change	$0.46	0.91	0.45	0.90

Cumulative effect of change in accounting principle	(0.07)	(0.07)	—	—

Earnings per basic common share	$0.39	0.84	0.45	0.90

Income available to common shareholders before change in accounting method	$39,912	79,546	39,912	79,546

Income available to common shareholders after change in accounting method	33,346	72,499	39,912	79,546

Add: preferred stock dividends	39	79	64	129

Add: interest on convertible bonds, net	11	22	13	29

Income used in diluted EPS calculation before change in accounting method	39,695	78,899	39,989	79,704

Income used in diluted EPS calculation after change in accounting method	33,396	72,600	39,989	79,704

Average common shares outstanding	85,512,873	86,100,306	88,341,098	88,327,153

Add: common stock equivalents – stock options	424,424	443,138	234,155	215,979

Add: common stock equivalents – convertible debentures	78,091	78,675	94,561	107,071

Add: common stock equivalents – convertible preferred securities	239,825	254,283	348,712	394,483

Average common shares and common stock equivalents outstanding	86,255,213	86,876,402	89,018,526	89,044,686

Earnings per diluted common share before change in accounting method	$0.46	0.91	0.45	0.90

Cumulative effect of change in accounting method	(0.07)	(0.07)	—	—

Earnings per diluted common share	$0.39	0.84	0.45	0.90

4. In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137 which delayed implementation of Statement No. 133 until the first quarter 2001. The Corporation implemented SFAS 133 during the 2001 first quarter. The net effect of initial implementation entries increased investment securities and liabilities by approximately $11.4 million and affected net income by less than $100 thousand. At the end of the 2001 first and second quarter, SFAS 133 entries to reflect changes in the fair values of FirstMerit’s derivatives increased pre-tax income by $118.4 thousand and $168.3 thousand, respectively.

5. On March 16, 2000, the Corporation issued $150 million of subordinated bank notes under a previously disclosed debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

6. As outlined in our June 15, 2001 news release, the requirements of Emerging Issue Task Forces Issues No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20), were adopted in the second quarter, as required, and changed the criteria for recognizing an “other than temporary” adverse change in the timing or amount of estimated retained interest cash flows. Accordingly, FirstMerit wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income.

7. Just prior to the filing of the second quarter 2001 Form 10-Q, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, amount other things, intangible assets with an indefinite useful life, and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for the fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Corporation is currently assessing the financial statement impact of the adoption of SFAS 142.

8. Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the June 30, 2001 and 2000 and December 31, 2000 statements of condition and the results of operations for the quarters ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended

(Dollars in thousands)	June 30, 2001			December 31, 2000			June 30, 2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S

Government agency obligations (taxable)	$1,503,418	20,814	5.55%	1,836,266	117,652	6.41%	1,852,549	30,002	6.51%

Obligations of states and political subdivisions (tax-exempt)	102,902	2,205	8.59%	116,401	9,573	8.22%	119,139	2,430	8.20%

Other securities	299,810	4,845	6.48%	295,783	21,447	7.25%	296,675	5,258	7.13%

Total investment securities	1,906,130	27,864	5.86%	2,248,450	148,672	6.61%	2,268,363	37,690	6.68%

Federal funds sold & other interest-earning assets	1,170	14	4.80%	49,218	3,196	6.49%	18,042	301	6.71%

Loans held for sale	93,012	534	2.30%	91,547	7,982	8.72%	50,374	1,003	8.01%

Loans	7,350,304	155,982	8.51%	7,275,036	635,487	8.74%	7,343,730	159,236	8.72%

Total earning assets	9,350,616	184,394	7.91%	9,664,251	795,337	8.23%	9,680,509	198,230	8.24%

Allowance for possible loan losses	(111,001)			(109,409)			(110,139)

Cash and due from banks	184,427			217,446			242,325

Other assets	704,452			596,349			578,930

Total assets	$10,128,494			10,368,637			10,391,625

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	$1,057,315	—	—	1,032,992	—	—	1,052,392	—	—

Demand- interest bearing	669,298	1,051	0.63%	635,414	3,705	0.58%	645,325	832	0.52%

Savings	1,911,757	12,133	2.55%	1,789,464	52,883	2.96%	1,808,127	12,821	2.85%

Certificates and other time deposits	3,751,908	54,907	5.87%	3,957,140	236,112	5.97%	3,876,139	56,317	5.84%

Total deposits	7,390,278	68,091	3.70%	7,415,010	292,700	3.95%	7,381,983	69,970	3.81%

Federal funds purchased, securities sold under agreements to repurchase and other borrowings	1,674,005	20,316	4.87%	1,951,841	122,551	6.28%	2,030,837	31,988	6.34%

Total interest bearing liabilities	7,985,518	88,407	4.43%	8,333,859	415,251	4.98%	8,360,428	101,958	4.90%

Other liabilities	136,059			118,227			111,576

Mandatorily redeemable preferred securities	21,450			21,450			21,450

Shareholders’ equity	906,702			862,109			845,779

Total liabilities and shareholders’ equity	$10,128,494			10,368,637			10,391,625

Net yield on earning assets	$9,350,616	95,987	4.12%	9,664,251	380,086	3.93%	9,680,509	96,272	4.00%

Interest rate spread			3.48%			3.25%			3.34%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      FirstMerit Corporation’s second quarter 2001 earnings totaled $39.7 million, or $0.46 per diluted share, before the cumulative effect of a change in accounting principle. This compares with net income of $40.0 million, or $0.45 per diluted share, reported for the second quarter of 2000. As disclosed in a press release issued June 15, 2001, net income for the 2001 second quarter was reduced by a non-recurring after-tax charge of $6.3 million, or $.07 per diluted share. The one-time charge was the cumulative effect of an accounting change mandated by new asset-backed residual interest accounting rules. More specific information regarding the residual interest charge can be found at the end of this section.

      For the six-month period ended June 30, 2001, earnings before the accounting change were $78.9 million, compared to $79.7 million for the same 2000 period. Including the accounting change, year-to-date 2001 net income was $72.6 million.

      For the second quarter of 2001, excluding the impact of the non-recurring accounting change, returns on average assets and average common equity were 1.57% and 17.60%, respectively, compared with 1.55% and 19.09% for the prior year quarter. Corresponding six-month returns were 1.57% and 17.50%, respectively, for 2001 and 1.55% and 19.18%, respectively, for 2000.

      Net interest income on a fully-tax-equivalent (“FTE”) basis was $96.0 million for the 2001 second quarter compared to $91.2 million in the current year first quarter and $96.3 million in the 2000 second quarter. The net interest margin rose to 4.12% this quarter, 15 basis points above first quarter and 12 basis points above the 2000 second quarter level. Average earning assets declined 3.4% from the year ago quarter. For the first half of 2001, FTE net interest income totaled $187.2 million, $6.5 million less than results for the six months ended June 30, 2000. The net interest margin of 4.04% for the first half was nearly identical to the 4.05% earned in the same 2000 period.

      Excluding gain/losses from the sale of securities, non-interest income was $46.0 million, a 17.3% increase from the $39.1 million reported for the 2000 second quarter. Growth was strong in several other fee areas including bank-owned life insurance income, up 242%, loan sales and servicing, up 76%, and manufactured housing income, up 33%. Second quarter fees accounted for 32.4% of net revenues compared to 28.9% in 2000. For the year-to-date period, fee income was 33.13% of net revenues, up from 28.88% in 2000. Included in 2001 six-month results is a gain from the sale of a partnership interest which added $5.6 million to non-interest income.

      Non-interest expense totaled $72.8 million in the second quarter, up 6.0% from the prior year, with increases reported in salaries and benefits, up 6.7%; bankcard and loan processing costs, up 27.8%; and other operating expenses, up 8.6%. The efficiency ratio was 49.65% for the quarter compared to 48.8% a year ago. The efficiency ratio for the 2001 and 2000 halves were 48.47% and 47.52%, respectively.

      Period-end assets were $10.2 billion, down 2.7% from last year’s second quarter. Earning assets were down 4.0%, with end-of-period loans unchanged from the prior year at $7.4 billion. Consistent with prior periods and FirstMerit’s desired loan mix, credit card, home equity and commercial loans all experienced solid growth, while installment, manufactured housing and mortgage loans declined.

      Total deposits at period end were $7.5 billion, down 4.0% from last year. Time deposits declined 11.6%, and were partially offset by the 7% increase in both interest-bearing demand deposits and savings and money market accounts.

      The second quarter loan loss provision was $9.4 million, up 12.6% from second quarter 2000. Net charge-offs for the quarter were $8.9 million, or 0.49% of average loans outstanding on an annualized basis, compared with 0.36% a year ago. The allowance for loan losses stands at 1.50% of period-end loans, up one basis point from the prior year quarter. Non-performing assets as a percent of loans and ORE were 0.66% this second quarter, compared with 0.40% a year ago. Reserve coverage of non-performing assets was 2.75 times compared with 4.3 times for the prior year quarter. The loan loss provision for the first half was $21.2 million compared to $20.1 million in the 2000 half.

      Shareholders’ equity was $906.3 million at quarter end. Average equity to assets was 8.95% compared to 8.14% a year ago. Common stock dividends paid were $0.23 per share, representing a 50% payout of core after-tax income. At quarter end, there were 85.3 million common shares outstanding.

      As outlined in our June 15, 2001 news release, the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20), were adopted in the second quarter, as required, and changed the criteria for recognizing an “other than temporary” adverse change in the timing or amounts of estimated retained interest cash flows. Accordingly, FirstMerit wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income.

      The components of change in per share income for the three-month and six-month periods ended June 30, 2001 and 2000 are summarized in the following table:

	CORE	Reported	Reported	CORE	Reported	CORE	Reported
	QTR	QTR	QTR	YTD	YTD	YTD	YTD
	ended	ended	ended	ended	ended	ended	ended
Changes in Earnings	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
per Share	2000/2001	2000/2001	1999/2000	2000/2001	2000/2001	1999/2000	1999/2000

Diluted net income/ core earnings per share – period start	$0.45	0.45	0.42	0.90	0.90	0.83	0.42

Increases (decreases) due to:

Net interest income- taxable equivalent	—	—	(0.07)	(0.07)	(0.07)	(0.05)	(0.06)

Provision for possible loan losses	(0.01)	(0.01)	0.01	(0.01)	(0.01)	(0.04)	0.07

Other income	0.08	0.08	0.03	0.16	0.16	0.03	0.03

Other expenses	(0.05)	(0.05)	0.04	(0.06)	(0.06)	0.11	0.48

Federal income taxes- taxable equivalent	(0.02)	(0.02)	—	(0.03)	(0.03)	(0.01)	(0.14)

Extraordinary item - extinguishment of debt	—	—	—	—	—	—	0.07

Cumulative effect of change in accounting principle	—	(.07)	—	—	(.07)	—	—

Change in share base	0.01	0.01	0.02	0.02	0.02	0.03	0.03

Net change in diluted net income per share	0.01	(.06)	0.03	0.01	(.06)	0.07	0.48

Diluted net income per share – period end	$0.46	0.39	0.45	0.91	0.84	0.90	0.90

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

      Net interest income FTE for the quarter ended June 30, 2001 was $96.0 million compared to $96.3 million for the same period one year ago, a decrease of $0.3 million. The decrease occurred because the drop in interest income was slightly more than the decline in interest expense.

      As shown in the following rate/volume table, FTE interest income declined $13.8 million, mainly as a result of volume decreases in investment securities and interest rate declines in securities and loans. Specifically, compared to the same quarter last year, lower investment securities balances reduced interest income by $5.3 million, while lower yields on loans and securities caused declines in interest income of $4.1 million and $4.6 million, respectively.

      Similar to the decline in interest income, the drop in interest expense of $13.6 million, compared to the same 2000 quarter, was a result of both rate and volume declines. The biggest factors for lower interest costs were (1) fewer outstandings in CDs, which reduced interest expense by $1.8 million; (2) lower balances in Repos and other borrowings, which lowered interest costs by $4.7 million; and (3) rate declines in Savings and Repos and other borrowings, which reduced interest expense by $1.3 million and $7.0 million, respectively.

      For the first half of the year, net interest income FTE declined $6.6 million to $193.7 million. The net decrease occurred as interest income dropped $14.3 million, but was partially offset by a decline in interest expense of $7.7 million. Lower investment balances lessened interest income by $12.8 million, while higher loan volumes added $5.8 million during the six-month period. The lower interest rate environment during the half, compared to last year, lessened securities interest income by $2.9 million, loan interest income by $4.0 million, and Repos and other borrowings’ interest expense by $8.5 million. Lower balances in Repos and other borrowings caused a $13.6 million drop in interest expense when compared to the equivalent period last year.

Changes in Net Interest Differential -
Fully-Tax Equivalent Rate/Volume Analysis
(Dollars in thousands)

	Quarters ended			Six Months Ended
	June 30,			June 30,
	2001 and 2000			2001 and 2000

	Increase (Decrease)			Increase (Decrease)
	Interest Income/Expense			Interest Income/Expense

	Volume	Yield Rate	Total	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	($5,271)	(4,555)	(9,826)	(12,845)	(2,932)	(15,777)

Loans and loans held for sale	385	(4,108)	(3,723)	5,835	(4,038)	1,797

Federal funds sold and others	(202)	(85)	(287)	(259)	(40)	(299)

Total interest income	($5,088)	(8,748)	(13,836)	(7,269)	(7,010)	(14,279)

INTEREST EXPENSE

Interest on deposits:

Demand-interest bearing	$38	181	219	47	500	547

Savings	658	(1,346)	(688)	1,333	944	2,277

Certificates and other time deposits	(1,818)	408	(1,410)	4,089	7,430	11,519

Federal Funds Purchased, REPOs & other borrowings	(4,650)	(7,022)	(11,672)	(13,613)	(8,454)	(22,067)

Total interest expense	(5,772)	(7,779)	(13,551)	(8,144)	420	(7,724)

Net interest income	$684	(969)	(285)	875	(7,430)	(6,555)

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

Net Interest Margin
(Dollars in thousands)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net interest income per financial statements	$95,091	95,289	185,448	191,740

Tax equivalent adjustment	896	983	1,730	1,993

Net interest income — FTE	95,987	96,272	187,178	193,733

Average earning assets	$9,350,616	9,680,509	9,338,267	9,610,892

Net interest margin	4.12%	4.00%	4.04%	4.05%

Other Income

      Other income for the quarter ended June 30, 2001 was $46.0 million, an increase of $6.8 million or 17.3%, over the $39.2 million earned during the same period last year. Excluding securities sales, the increase in other income was $7.0 million, or 17.8%. For the six-month period, excluding securities gains and the first quarter 2001 $5.6 million gain from the sale of a partnership interest, other income totaled $87.1 million, up 10.7% from $78.7 million a year ago.

      Trust department income for the second quarter was $5.6 million, down 13.4% from the $6.4 million earned one year ago. The decline, which was more than offset by increases in other fee categories, is mostly attributed to lower stock market returns, which are the basis for certain trust fees. Service charges on depositors’ accounts increased 18.0% to $13.7 million from $11.6 million for last year’s second quarter. Credit card fees, including merchant services, increased 11.7% to $9.2 million for the quarter compared to $8.3 million for the three months ended June 30, 2000. ATM and other service fees rose slightly from $3.9 million during the 2000 second quarter to $4.1 million for the same current year period. Income from bank owned life insurance (“BOLI”) totaled $3.2 million compared to $0.9 million in 2000. Manufactured housing income was $1.2 million for the quarter, 33.1% higher than the $0.9 million reported last year. Securities gains/losses were immaterial for the current and prior year quarters. Loan sales and servicing income was $3.0 million in the 2001 quarter, up from $1.7 million in 2000. Other operating income was $2.2 million compared to $1.8 million for last year’s quarter.

      First-half 2001 results compared to the same 2000 period were as follows: trust department income declined 6.7%; service charges on depositors’ accounts rose 14.9%; credit card and merchant service fees increased 13.4%; ATM and other service fees were the same as last year at $7.6 million; BOLI revenue was $6.2 million, up from $1.8 million earned in 2000; a $5.6 million gain from the sale of a partnership interest is included in the 2001 first half; manufactured housing income increased from $1.6 million to $2.7 million; securities gains and losses were immaterial in both periods; loan sales and servicing increased 4.6% to $4.7 million and other operating income totaled $4.2 million, a decline of $2.4 million from last year.

      The Corporation continues to recognize other income as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

Other Expenses

      Other expenses were $72.8 million for the second quarter, an increase of $4.1 million, or 6.0%, from the $68.7 million recorded during the same quarter last year. Year-to-date operating costs totaled $140.4 million, up $5.6 million or 4.1% from the $134.8 million recorded during the 2000 first half.

      The “lower-is-better” efficiency ratio for the second quarter was 49.65% compared to 48.79% a year ago. The efficiency ratio for the first half was 48.47% and 47.52% for the six months ended June 30, 2000. The 2001 efficiency ratios for the quarterly and year-to-date periods do not include the $9.7 million pre-tax residual interest accounting change described previously in the Results of Operations section of this document. The 2001 second quarter efficiency ratio indicates it took 49.65 cents of operating costs to generate every dollar of profit.

      Salaries, wages, pension and employee benefits (“salaries and benefits”), the largest component of other expenses, totaled $33.1 million for second quarter 2001, up

$2.1 million from last year’s expense of $31.0 million. The entire increase can be attributed to annual merit increases and higher payout and current accrued amounts related to incentive pay. For the 2001 six-month period, salaries and benefits were $64.6 million, up $1.3 million or 2.0%, from $63.4 million in 2000. Again, merit increases and incentive accruals and payouts more than accounted for the higher 2001 first half salaries and benefits expense.

      Net occupancy and equipment expenses were relatively unchanged from year ago quarter and six-month totals. Stationary, supplies and postage decreased 18.2% compared to the prior year quarter and 16.4% compared to the six months ended June 30, 2000. Bankcard, loan processing and other costs increased 27.8% and 15.6%, for the quarter and year-to-date periods, respectively. Much of this increase occurred as a result of higher mortgage, manufactured housing and home equity loan origination and processing costs. Professional fees were $2.8 million for the quarter compared to $2.5 million last year. Similarly, professional fees for the first half were $1.5 million above the comparable 2000 period. Other operating expenses for the second quarter were $16.7 million, up from $15.4 million last year. Year-to-date 2001 other operating expenses totaled $30.3 million, up $4.0 million from last year’s total of $26.3 million.

FINANCIAL CONDITION

Investment Securities

      All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals. The book value and market value of investment securities classified as available for sale are as illustrated in the following tables.

June 30, 2001

	Book	Gross Unrealized	Gross Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S

Government agency obligations	$426,230	1,856	1,658	426,428

Obligations of state and political subdivisions	106,735	1,268	159	107,844

Mortgage-backed securities	1,164,528	6,585	10,951	1,160,162

Other securities	292,895	509	7,536	285,868

	$1,990,388	10,218	20,304	1,980,302

			Book Value	Market Value

Due in one year or less			$60,943	60,667

Due after one year through five years			140,638	141,309

Due after five years through ten years			357,567	359,106

Due after ten years			1,431,690	1,419,220

			$1,990,388	1,980,302

      The book value and market value of investment securities including mortgage-backed securities and derivatives at June 30, 2000, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.4 billion at June 30, 2001, $1.6 billion at December 31, 2000 and $1.9 billion at June 30, 2000.

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

Loans

      Total loans outstanding at June 30, 2001 were $7.351 billion compared to $7.237 billion at December 31, 2000 and $7.409 billion at June 30, 2000.

      By category, the following year-over-year changes in average loan balances occurred: commercial loans increased $204.3 million or 6.2%; manufactured housing loans were flat compared to last year, when the sale of $46.3 million to outside banks is considered; installment loans have declined $70.7 million or 4.7%; home equity loans are up $33.9 million or 7.9% and credit card outstandings have risen $15.4 million or 14.8%. Average mortgage loans declined $121.8 million or 13.7% as the Corporation continues to shift its loan mix away from lower-yielding mortgage loans, through securitizations and normal paydown activity, and toward higher-yielding commercial and consumer credits.

      Year-to-date average loan increases and decreases were consistent with the trends noted in the analysis just preceding this paragraph. Average outstanding loans for both the quarter and six-month periods equaled 79% of average earning assets.

Asset Quality

      At June 30, 2001, total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate (“ORE”), were $48.5 million 0.66% of total outstanding loans and ORE. These same statistics for other recent quarter-ends were as follows: $38.2 million or 0.52% at March 31, 2001; $36.4 million or 0.50% at December 31, 2000; and $29.5 million or 0.40% at June 30, 2000.

      Impaired loans are loans for which, based on current information or events, it’s probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market prices, or the fair value of the underlying collateral. Under FirstMerit’s credit policies and practices, and according to provisions within Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

ASSET QUALITY TABLE

	June 30,	December 31,	June 30,
(Dollars in thousands)	2001	2000	2000

Impaired Loans:

Non-accrual	$38,571	28,039	22,558

Restructured	87	150	212

Total impaired loans	38,658	28,189	22,770

Other Loans:

Non-accrual	1,509	2,135	2,622

Restructured	—	—	—

Total other nonperforming loans	1,509	2,135	2,622

Total nonperforming loans	40,167	30,324	25,392

Other real estate owned (ORE)	8,357	6,067	4,122

Total nonperforming assets	$48,524	36,391	29,514

Loans past due 90 days or more accruing interest	$42,089	31,440	21,673

Total nonperforming assets as a percent of total loans and ORE	0.66%	0.50%	0.40%

      NA = Not Available

      There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for possible loan losses at June 30, 2001 totaled $110.6 million, or 1.50% of total loans outstanding compared to $108.3 million, or 1.50% and $110.1 million, or 1.49% at December 31, 2000 and June 30, 2000, respectively.

	Six months ended	Year ended	Six months ended
Dollars in thousands	June 30, 2001	December 31, 2000	June 30, 2000

Allowance — beginning of period	$108,285	104,897	104,897

Loans charged off:

Commercial, financial, agricultural	4,305	7,089	10,199

Installment to individuals	22,413	37,972	12,256

Real estate	1,048	2,558	1,223

Lease financing	806	1,809	806

Total charge-offs	29,033	49,428	24,484

Recoveries:

Commercial, financial, agricultural	696	4,805	3,890

Installment to individuals	8,341	13,866	5,158

Real estate	401	763	217

Lease financing	720	674	351

Total recoveries	10,158	20,108	9,616

Net charge-offs	18,875	29,320	14,868

Provision for possible loan losses	21,210	32,708	20,060

Allowance — end of period	$110,620	108,285	110,089

Annualized net charge offs as a percent of average loans	0.52%	0.40%	0.41%

Allowance for possible loan losses:

As a percent of loans outstanding at end of period	1.50%	1.50%	1.49%

As a multiple of annualized net charge offs	2.91X	3.69X	3.68X

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

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)
	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2001		December 31, 2000		June 30, 2000
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,057,315	—	1,032,992	—	1,052,392	—

Interest-bearing DDA	669,298	0.63%	635,414	0.58%	645,325	0.52%

Savings deposits	1,911,757	2.55%	1,789,464	2.96%	1,808,127	2.85%

CDs and other time	3,751,908	5.87%	3,957,140	5.97%	3,876,139	5.84%

	$7,390,278	3.70%	7,415,010	3.95%	7,381,983	3.81%

      Average CDs totaled $3.752 billion for the quarter ended June 30, 2001, down 3.2% from $3.876 billion for the same 2000 quarter. On a percentage basis, average CDs were 47% and 46% of average total interest bearing funds for the June 30, 2001 and 2000 quarters, respectively; average savings deposits, including money market accounts, were 24% of average interest bearing funds during the quarter ended June 30, 2001 and 22% for the same period last year; average interest-bearing demand deposits were 8% of total average interest bearing funds during the 2001 and 2000 second quarters; and average wholesale borrowings decreased from 24% of average interest-bearing funds during the three months ended June 30, 2000 to 21% for the June 30, 2001 quarter. During the three months ended June 30, 2001, average interest bearing liabilities funded approximately 85% of average earning assets compared to 86% in 2000.

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more, as of June 30, 2001, by time remaining until maturity.

(Dollars in thousands)	Amount

Maturing in:

Under 3 months	$430,989

3 to 12 months	455,238
Over 12 months	512,613

$1,398,840

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

Capital Resources

      Shareholders’ equity at June 30, 2001 totaled $906.3 million compared to $914.9 million at December 31, 2000 and $866.8 million at June 30, 2000.

      The following table reflects the various measures of capital:

			At December 31,
	At June 30, 2001		2000		At June 30, 2000
(In thousands)
Total equity	$906,250	8.89%	914,889	8.96%	866,796	8.27%

Common equity	904,194	8.87%	912,388	8.93%	863,771	8.24%

Tangible common equity (a)	757,477	7.54%	761,060	7.56%	707,374	6.85%

Tier 1 capital (b)	784,220	9.06%	794,736	9.34%	778,638	9.10%

Total risk-based capital (c)	1,043,582	12.06%	1,053,322	12.38%	1,037,927	12.14%

Leverage (d)	784,220	7.85%	794,736	7.80%	778,638	7.61%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2001 the Corporation’s risk-based capital equaled 12.06% of risk adjusted assets, exceeding the minimum guidelines. The cash dividend of $0.23 paid in the second quarter has an indicated annual rate of $0.92 per share.

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

PART II. — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2001, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted a proposal, as stated in the Proxy Statement dated March 9, 2001, to elect six Class I directors. The proposal was voted on and approved by the shareholders. The voting results for election of the directors are as follows:

      1. The election of six Class I directors, being:

			Authority
	For	Against	Withheld

John R. Cochran	68,073,184	*	7,320,133

Richard Colella	71,209,295	*	4,184,022

Phillip A. Lloyd, II	71,022,668	*	4,370,650

Roger T. Read	71,864,246	*	3,529,072

Richard N. Seaman	71,890,237	*	3,503,080

Charles F. Valentine	71,913,846	*	3,479,471

      * Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

      All other Class II (Karen S. Belden, R. Cary Blair, Robert W. Briggs, Gary G. Clark and Clifford J. Isroff) and Class III directors (John C. Blickle, Sid A. Bostic, Terry L. Haines, Robert G. Merzweiler and Jerry M. Wolf) continued in their positions.

      2. A non-binding shareholder proposal regarding the hiring of an advisor to maximize shareholder value (as described in the proxy statement) was defeated. The voting results, as certified by EquiServe (the Inspector of Elections), for the shareholder proposal was as follows:

Against	50,728,131

Abstain	3,113,398

Broker Non-Votes	7,543,799

For	15,454,456

Broker non-votes, as well as votes abstaining, are treated as votes against the proposal.

As such, the proposal was voted down by an overwhelming number of the shareholders, with vote percentages of:

Against	79.89%

For	20.11%

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

Exhibit
Number

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

Exhibit
Number

reference from Exhibit 10.14 to the Form 10-K filed by the registrant on March 10, 2000)*

10.15	Amended and Restated FirstMerit Corporation Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10(h) to the Form 10-K filed by the registrant on February 25, 1997)*

10.16	Amended and Restated FirstMerit Corporation Director Deferred Compensation Plan (incorporated by reference from Exhibit 10(i) to the Form 10-K filed by the registrant on February 25, 1997)*

10.17	FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.18	Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.19	FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.20	First Amendment to the FirstMerit Corporation Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	FirstMerit Corporation Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.23	Supplemental Pension Agreement of John R. Macso (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on February 24, 1998)*

10.24	Employment Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.1 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.25	Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.2 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.26	Stock Option Agreement with John R. Macso, dated August 3, 1999 (incorporated by reference from Exhibit 10.13.3 to the Form 10-Q filed by the Registrant on November 12, 1999)*

10.27	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.28	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.29	Employment Agreement of John R. Cochran, dated December 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.30	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*

10.31	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.32	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.33	Employment Agreement of Sid A. Bostic, dated February 1, 1998 (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on February 24, 1998)*

10.34	First Amendment to Employment Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.23.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.35	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.36	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic, dated April 20, 1999 (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.37	Form of FirstMerit Corporation Termination Agreement (incorporated by reference from Exhibit 10.24.1 to the Form 10-Q filed by the Registrant on March 22, 1999)*

10.38	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*

Exhibit
Number

10.39	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*

10.40	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29,1999 (incorporated by reference from Exhibit 10.40 to the Form 10-K filed by the registrant on March 10, 2000)*

10.41	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filedby the registrant on March 10, 2000)*

21	Direct and Indirect subsidiaries of FirstMerit Corporation

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

*	Management Contract or Compensatory Plan or Arrangement

(b) Form 8-K

      There were no Form 8-K filings during the second quarter of 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: August 13, 2001