Form 10-Q
period 2001-09-30
FIRSTMERIT CORP /OH/
filed 2001-11-09
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

COMMISSION FILE NUMBER 0-10161

FirstMerit Corporation
(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO

44308-1103
(Address of principal Executive Offices)

(330) 996-6300

(Telephone Number)

OUTSTANDING SHARES OF COMMON STOCK, AS OF

November 1, 2001
84,825,832

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

Item 1.	Financial Statements

      The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of September 30, 2001, December 31, 2000 and September 30, 2000

Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2000 and for the nine months ended September, 30 2001

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements as of September 30, 2001, December 31, 2000, and September 30, 2000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Conditions as of September 30, 2001, December 31, 2000 and September 30, 2000 and Results of Operations for the quarter and nine months ended September 30, 2001 and 2000 and for the year ended December 31, 2000.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31	September 30
(Unaudited, except December 31, 2000)	2001	2000	2000

ASSETS
Investment securities	$2,002,565	2,002,291	2,214,269
Federal funds sold & other investments	—	8,100	100
Loans held for sale	56,221	135,753	202,733
Commercial loans	3,502,831	3,251,761	3,254,343
Mortgage loans	656,892	848,225	860,933
Installment loans	1,532,681	1,497,270	1,516,368
Home equity loans	479,780	453,462	446,876
Credit card loans	128,353	117,494	110,020
Manufactured housing loans	818,501	786,641	784,328
Leases	271,774	282,232	288,956

Total loans	7,390,812	7,237,085	7,261,824
Less allowance for loan losses	110,498	108,285	108,576

Net loans	7,280,314	7,128,800	7,153,248
Cash and due from banks	225,362	235,918	215,066
Premises and equipment, net	132,343	133,894	134,904
Intangible assets	145,056	152,107	154,676
Accrued interest receivable and other assets	414,404	418,340	297,218

	$10,256,265	10,215,203	10,372,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand—noninterest bearing	$1,055,830	1,078,586	997,813
Demand—interest bearing	682,906	681,771	627,533
Savings and Money Market	1,958,706	1,805,505	1,785,142
Certificates and other time deposits	3,723,067	4,049,070	4,220,393

Total deposits	7,420,509	7,614,932	7,630,881

Wholesale borrowings	1,740,892	1,563,404	1,707,561

Total funds	9,161,401	9,178,336	9,338,442
Accrued taxes, expenses, and other liabilities	153,165	121,978	136,854

Total liabilities	9,314,566	9,300,314	9,475,296
Shareholders’ equity:
Preferred Stock, without par value: authorized 7,000,000 shares	—	—	—
Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 51,605, 106,558 and 105,658 shares outstanding at September 30, 2001, September 30, 2000 and December 31, 2000, respectively	1,242	2,501	2,564
Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362 shares	127,937	127,937	127,937
Capital surplus	109,767	113,326	113,421
Accumulated other comprehensive income	17,311	(13,798)	(35,435)
Retained earnings	857,234	802,905	782,345
Treasury stock, at cost, 7,086,681, 3,870,425 and 4,947,047 at September 30, 2001, September 30, 2000 and December 31, 2000, respectively	(171,792)	(117,982)	(93,914)

Total shareholders’ equity	941,699	914,889	896,918

	$10,256,265	10,215,203	10,372,214

Certain previously reported amounts may have been reclassified to conform to current accounting practices

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION

AVERAGE CONSOLIDATED BALANCE SHEETS

	Unaudited					Unaudited

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	3Q YTD	3Q YTD
(Dollars in thousands)	2001	2001	2001	2000	2000	2001	2000

ASSETS
Investment securities/fed funds sold	$2,000,193	1,907,300	1,905,192	2,185,718	2,366,078	1,937,910	2,335,259
Loans held for sale	33,483	93,012	114,794	203,699	53,271	80,132	53,892
Commercial loans	3,504,874	3,479,914	3,405,933	3,246,067	3,285,203	3,463,936	3,248,538
Mortgage loans	676,176	770,590	838,962	863,253	877,575	761,313	889,598
Installment loans	1,521,873	1,431,821	1,405,589	1,516,316	1,517,726	1,453,520	1,498,313
Home Equity loans	473,862	459,872	454,250	450,193	440,469	462,733	426,189
Credit card loans	124,327	119,328	116,377	112,679	108,297	120,040	105,944
Manufactured housing loans	821,042	799,722	797,826	788,502	858,654	806,282	824,513
Leases	280,558	289,057	286,522	284,075	291,298	285,357	291,678

Loans less unearned income	7,402,712	7,350,304	7,305,459	7,261,085	7,379,222	7,353,181	7,284,773
Less: allowance for loan losses	111,118	111,001	108,616	109,359	110,777	110,255	109,427

Net loans	7,291,594	7,239,303	7,196,843	7,151,726	7,268,445	7,242,926	7,175,346
Cash and due from banks	192,359	184,427	193,394	179,809	205,949	190,056	230,075
Premises and equipment, net	133,257	134,451	133,952	134,505	135,049	133,883	134,388
Accrued interest receivable and other assets	561,251	570,001	564,644	487,368	464,019	565,016	449,885

Total Assets	$10,212,137	10,128,494	10,108,819	10,342,825	10,492,811	10,149,923	10,378,845

LIABILITIES
Deposits:
Demand-non-interest bearing	$1,063,015	1,057,315	1,015,171	1,031,499	1,027,707	1,045,415	938,308
Demand-interest bearing	667,776	669,298	647,726	632,477	620,211	661,673	636,401
Savings and money market	1,949,555	1,911,757	1,832,240	1,810,171	1,791,848	1,898,280	1,877,695
Certificates and other time deposits	3,749,049	3,751,908	3,963,871	4,120,637	4,260,371	3,820,823	3,902,243

Total deposits	7,429,395	7,390,278	7,459,008	7,594,784	7,700,137	7,426,191	7,354,647
Wholesale borrowings	1,704,650	1,674,005	1,583,314	1,711,155	1,774,955	1,654,434	2,032,653

Total funds	9,134,045	9,064,283	9,042,322	9,305,939	9,475,092	9,080,625	9,387,300
Accrued taxes, expenses and other liabilities	157,693	157,509	150,665	141,077	143,792	155,043	140,748

Total liabilities	9,291,738	9,221,792	9,192,987	9,447,016	9,618,884	9,235,668	9,528,048
Preferred stock	1,319	2,181	2,383	2,537	2,700	1,957	3,389
Common stock	127,937	127,937	127,937	127,937	127,937	127,937	127,937
Capital surplus	110,006	111,782	112,151	113,299	113,830	111,305	115,428
Accumulated other comprehensive income	2,976	(4,367)	(6,357)	(31,641)	(47,358)	(2,552)	(53,212)
Retained earnings	841,787	826,255	806,390	788,988	767,448	824,871	746,929
Treasury stock	(163,626)	(157,086)	(126,672)	(105,311)	(90,630)	(149,263)	(89,674)

Total shareholders’ equity	920,399	906,702	915,832	895,809	873,927	914,255	850,797

LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,212,137	10,128,494	10,108,819	10,342,825	10,492,811	10,149,923	10,378,845

Certain previously reported amounts may have been reclassified to conform to current presentation.

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(Unaudited)
	(In thousands except per share data)

	Quarters		Nine Months
	Ended		Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$151,472	164,165	465,626	476,447
Interest and dividends on securities	29,763	38,187	88,886	113,198

Total interest income	181,235	202,352	554,512	589,645

Interest expense:
Demand-interest bearing	907	878	3,138	2,562
Savings	10,679	13,769	37,112	37,925
Certificates and other time deposits	50,093	66,173	165,997	170,558
Interest on securities sold under agreements to repurchase and other borrowings	18,372	29,206	61,633	94,534

Total interest expense	80,051	110,026	267,880	305,579

Net interest income	101,184	92,326	286,632	284,066
Provision for loan losses	10,931	5,447	32,141	25,507

Net interest income after provision for loan losses	90,253	86,879	254,491	258,559

Other income:
Trust department income	5,182	5,411	15,917	16,919
Service charges on deposits	13,723	11,935	39,751	34,585
Credit card fees	8,886	8,289	26,464	23,795
ATM and other service fees	3,889	3,994	11,439	11,574
Bank owned life insurance income	3,188	1,054	9,431	2,828
Broker/dealer, insurance, letters of credit	3,343	3,416	10,715	10,381
Gain from sale of partnership interest	—	—	5,639	—
Manufactured housing income	1,087	1,344	3,784	2,917
Securities gains (losses)	235	26	643	(551)
Loan sales and servicing	3,482	3,831	8,191	8,334
Other operating income	1,295	2,771	5,481	9,365

Total other income	44,310	42,071	137,455	120,147

	134,563	128,950	391,946	378,706

Other expenses:
Salaries, wages, pension and employee benefits	32,896	32,135	97,540	95,507
Net occupancy expense	5,515	5,021	15,392	15,677
Equipment expense	4,381	4,451	12,766	13,016
Stationary, supplies and postage	3,003	2,933	8,479	9,482
Bankcard, loan processing and other costs	7,366	4,053	18,400	13,598
Professional services	2,745	2,822	8,651	7,244
Amortization of intangibles	2,332	2,609	7,052	7,985
Other operating expense	13,865	16,080	44,204	42,401

Total other expenses	72,103	70,104	212,484	204,910

Income before Federal income taxes and cumulative effect of change in accounting principle	62,460	58,846	179,462	173,796
Federal income taxes	20,559	18,781	58,684	54,056

Income after taxes but before cumulative effect of change in accounting principle	41,901	40,065	120,778	119,740
Cumulative effect of change in accounting principle, net of tax (impairment of retained interest asset)	—	—	(6,299)	—

Net income	$41,901	40,065	114,479	119,740

Other comprehensive income, net of taxes	23,868	16,717	31,109	9,647

Comprehensive Income	$65,769	56,782	145,588	129,387

Basic net income per share:
Income before cumulative change in accounting principle	$0.49	0.45	1.40	1.35
Cumulative effect of change in accounting principle, net of tax	—	—	(0.07)	—

Basic net income	$0.49	0.45	1.33	1.35

Diluted net income per share:
Income before cumulative change in accounting principle	$0.49	0.45	1.40	1.35
Cumulative effect of change in accounting principle, net of tax	—	—	(0.07)	—

Diluted net income	$0.49	0.45	1.33	1.35

Dividends paid	$0.23	0.22	0.69	0.64
Weighted-average shares outstanding — basic	85,252	88,252	85,815	88,302
Weighted-average shares outstanding — diluted	85,875	89,008	86,540	89,036

Certain previously reported amounts may have been reclassified to conform to current reporting practices

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(In thousands except per share data)

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 1998	$9,299	122,387	117,845	5,858	668,837	(17,570)	906,656
Net income	—	—	—	—	119,871	—	119,871
Cash dividends — common stock ($0.76/share)	—	—	—	—	(68,627)	—	(68,627)
Cash dividends — preferred stock	—	—	—	—	(305)	—	(305)
Options exercised/debentures, preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809
Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)
Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)
Other	—	(46)	—	—	35	788	777

Balance at December 31, 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575
Net income (loss)	—	—	—	—	159,787	—	159,787
Cash dividends — common stock ($0.86 per share)	—	—	—	—	(76,162)	—	(76,162)
Cash dividends — preferred stock	—	—	—	—	(218)	—	(218)
Options exercised/debentures, preferred stock converted	(1,377)	—	(3,604)	—	—	6,807	1,826
Treasury shares purchased	—	—	—	—	—	(34,890)	(34,890)
Market adjustment investment securities	—	—	—	31,284	—	—	31,284
Other	—	—	—	—	(313)	—	(313)

Balance at December 31, 2000	2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889
Net Income	—	—	—	—	114,479	—	114,479
Cash dividends — common stock ($0.69 per share)	—	—	—	—	(59,581)	—	(59,581)
Cash dividends — preferred stock	—	—	—	—	(101)	—	(101)
Options exercised (111,866 shares)	—	—	(1,418)	—	—	2,857	1,439
Preferred stock converted (145,210 shares)	(1,259)	—	(2,473)	—	—	3,732	—
Debentures converted (9,092 shares)	—	—	(127)	—	—	207	80
Treasury shares purchased (2,405,802 shares)	—	—	—	—	—	(60,606)	(60,606)
Market adjustment investment securities	—	—	—	31,109	(527)	—	30,582
Other	—	—	459	—	59	—	518

Balance at September 30, 2001 — Unaudited	$1,242	127,937	109,767	17,311	857,234	(171,792)	941,699

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000

	Unaudited

(In thousands)	2001	2000

Operating Activities
Net income	$114,479	119,740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32,141	25,507
Provision for depreciation and amortization	11,686	12,512
Amortization of investment securities premiums, net	117	464
Amortization of income for lease financing	(10,958)	(10,605)
(Gains) losses on sales of investment securities, net	(643)	551
Deferred federal income taxes	9,627	6,737
(Increase) decrease in interest receivable	12,001	(14,217)
Increase (decrease) in interest payable	(22,499)	32,016
Proceeds from sales of loans	476,359	87,994
Gain on sales of loans	(357)	(1,270)
Amortization of values ascribed to acquired intangibles	7,052	7,985
Increase in software	(3,151)	(10,333)
Increase in other prepaid assets	(9,316)	(10,994)
(Increase) decrease in miscellaneous assets	13,849	(11,291)
Increase (decrease) in accounts payable	24,503	(10,177)
Other increases (decreases)	(5,843)	(36,589)

NET CASH PROVIDED BY OPERATING ACTIVITIES	649,047	188,030

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	323,737	121,709
Available-for-sale — maturities	437,161	215,707
Purchases of investment securities available-for-sale	(713,595)	(142,636)
Net decrease in federal funds sold	8,100	25,000
Net increase in loans and leases, except sales	(569,167)	(502,318)
Purchases of premises and equipment	(11,955)	(18,962)
Sales of premises and equipment	1,820	3,765

NET CASH USED BY INVESTING ACTIVITIES	(523,899)	(297,735)

Financing Activities
Net increase in demand, NOW and savings deposits	131,580	44,009
Net increase (decrease) in time deposits	(326,003)	726,725
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	177,488	(595,132)
Cash dividends — common and preferred	(59,682)	(57,064)
Purchase of treasury shares	(60,606)	(11,742)
Proceeds from exercise of stock options	1,439	2,904
Proceeds from conversion of debentures	80	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	(135,704)	109,700
Increase (decrease) in cash and cash equivalents	(10,556)	(5)
Cash and cash equivalents at beginning of year	235,918	215,071

Cash and cash equivalents at end of year	$225,362	215,066

Supplemental Disclosure of Cash Flows Information:
Cash paid during the year for:
Interest, net of amounts capitalized	$136,618	146,683
Income taxes	$34,227	50,970

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2001, December 31, 2000 and September 30, 2000

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

			Parent, Subs
	Supercommunity		&		Corporate
	Banking		Eliminations		Consolidated

2001	3Q	YTD	3Q	YTD	3Q	YTD

Operations:
Net interest income	$102,061	288,630	(877)	(1,998)	101,184	286,632
Provision for loan losses	10,931	32,141	—	—	10,931	32,141
Other income	43,881	136,228	429	1,227	44,310	137,455
Other expenses	72,164	212,244	(61)	240	72,103	212,484
Income after tax but before cumulative accounting change	41,749	121,507	152	(729)	41,901	120,778
Accounting change, net of tax	—	(6,299)	—	—	—	(6,299)
Net income	41,749	115,208	152	(729)	41,901	114,479
Averages:
Assets	10,185	10,123	NM	NM	10,212	10,150
Loans	7,400	7,351	NM	NM	7,403	7,353
Earnings assets	9,410	9,355	NM	NM	9,436	9,371
Deposits	7,435	7,435	NM	NM	7,429	7,426
Equity	$824	801	NM	NM	920	914
Ratios:
ROE before accounting change	NM	NM	NM	NM	18.09%	17.70%
ROE	NM	NM	NM	NM	18.09%	16.78%
ROA before accounting change	NM	NM	NM	NM	1.63%	1.59%
ROA	NM	NM	NM	NM	1.63%	1.51%
Efficiency ratio (excludes accounting change)	NM	NM	NM	NM	47.72%	48.21%

	Supercommunity		Parent, Subs		Corporate
	Banking		& Eliminations		Consolidated

2000	3Q	YTD	3Q	YTD	3Q	YTD

Operations:
Net interest income	$96,419	290,088	(4,093)	(6,022)	92,326	284,066
Provision for loan losses	5,447	25,410	—	97	5,447	25,507
Other income	41,694	118,706	377	1,441	42,071	120,147
Other expenses	69,465	204,133	639	777	70,104	204,910
Net income	41,612	118,341	(1,547)	1,399	40,065	119,740
Averages:
Assets	10,949	10,320	NM	NM	10,493	10,379
Loans	7,667	7,283	NM	NM	7,379	7,285
Earnings assets	10,199	9,662	NM	NM	9,799	9,674
Deposits	8,698	7,371	NM	NM	7,700	7,355
Equity	$0.904	0.873	NM	NM	0.874	0.851
Ratios:
ROCE (ROE)	NM	NM	NM	NM	18.29%	18.87%
ROA	NM	NM	NM	NM	1.52%	1.54%
Efficiency ratio*	NM	NM	NM	NM	49.88%	48.30%

	Supercommunity		Parent, Subs		Corporate
	Banking		& Eliminations		Consolidated

1999	3Q	YTD	3Q	YTD	3Q	YTD

Operations:
Net interest income	$96,669	295,830	1,302	(1,445)	97,971	294,385
Provision for loan losses	6,623	32,233	290	735	6,913	32,968
Other income	35,668	107,478	2,866	5,529	38,534	113,007
Other expenses	74,431	254,365	(3,523)	(5,111)	70,908	249,254
Income before extraordinary item	33,859	73,780	6,045	10,375	39,904	84,155
Net income	33,859	67,933	6,045	10,375	39,904	78,308
Averages:
Assets	9,610	9,328	NM	NM	9,598	9,352
Loans	7,020	6,808	NM	NM	7,038	6,815
Earnings assets	8,832	8,622	NM	NM	8,902	8,618
Deposits	6,898	6,818	NM	NM	6,844	6,774
Equity	$0.840	0.832	NM	NM	0.863	0.891
Ratios:
ROCE (ROE)	NM	NM	NM	NM	18.44%	11.79%
ROA	NM	NM	NM	NM	1.65%	1.12%
Efficiency ratio	NM	NM	NM	NM	49.45%	51.44%

NM = Not Meaningful; *— Adjusted for merger-related costs, conforming expenses and an extraordinary item.

The following tables present estimated revenues from external customers, by product and service group for the indicated periods:

	Retail		Commercial		Trust		Total

2001	3Q	YTD	3Q	YTD	3Q	YTD	3Q	YTD

Interest and fees	$99,425	310,283	99,844	306,386	5,182	15,917	204,451	632,586
Service charges	13,135	40,438	4,477	10,752	—	—	17,612	51,190
Loan sales/service	3,482	8,191	—	—	—	—	3,482	8,191

Totals	$116,042	358,912	104,321	317,138	5,182	15,917	225,545	691,967

	Retail		Commercial		Trust		Total

2000	3Q	YTD	3Q	YTD	3Q	YTD	3Q	YTD

Interest and fees	$104,523	304,027	115,116	335,799	5,230	16,065	224,869	655,891
Service charges	12,566	36,425	3,157	9,142	—	—	15,723	45,567
Loan sales/service	3,831	8,334	—	—	—	—	3,831	8,334

Totals	$120,920	348,786	118,273	344,941	5,230	16,065	244,423	709,792

	Retail		Commercial		Trust		Total

1999	3Q	YTD	3Q	YTD	3Q	YTD	3Q	YTD

Interest and fees	$100,813	293,806	90,763	266,525	4,636	13,417	196,212	573,748
Service charges	11,768	33,377	3,736	8,570	—	—	15,504	41,947
Loan sales/service	2,192	6,055	—	—	—	—	2,192	6,055

Totals	$114,773	333,238	94,499	275,095	4,636	13,417	213,908	621,750

3.  Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

EARNINGS PER SHARE	3Q 2001	YTD 2001	3Q 2000	YTD 2000

Income after tax but before cumulative change in accounting principle	$41,901	120,778	40,065	119,740
Cumulative effect of change in accounting principle, net of tax	—	(6,299)	—	—
Net income	41,901	114,479	40,065	119,740
Less: preferred stock dividends	(22)	(101)	(46)	(175)
Income available to common shareholders after tax but before change in accounting method	41,879	120,667	40,019	119,565

Income available to common shareholders after tax and after change in accounting method	$41,879	114,378	40,019	119,565
Average common shares outstanding	85,252	85,815	88,252	88,302
Earnings per basic common share before accounting change	$0.49	1.40	0.45	1.35
Cumulative effect of change in accounting principle	—	(.07)	—	—
Earnings per basic common share	$0.49	1.33	0.45	1.35
Income available to common shareholders after tax but before change in accounting method	$41,879	120,667	40,019	119,565
Income available to common shareholders after tax and after change in accounting method	41,879	114,378	40,019	119,565
Add: preferred stock dividends	22	101	46	175
Add: interest on convertible bonds	10	32	12	41
Income used in diluted EPS calculation before change in accounting method	41,911	120,810	40,077	119,781
Income used in diluted EPS calculation after change in accounting method	$41,911	114,511	40,077	119,781
Average common shares outstanding	85,252	85,815	88,252	88,302
Add: common stock equivalents — stock options	407	432	377	273
Add: common stock equivalents — convertible debentures	72	76	83	99
Add: common stock equivalents — convertible preferred securities	144	217	296	362
Average common shares and common stock equivalents outstanding	85,875	86,540	89,008	89,036
Earnings per diluted common share after tax but before change in accounting method	$0.49	1.40	0.45	1.35
Cumulative effect of change in accounting method, net of tax	—	(.07)	—	—
Earnings per diluted common share	$0.49	1.33	0.45	1.35

4.  In June 1998, the FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137 which delayed implementation of Statement No. 133 until the first quarter 2001. The Corporation implemented SFAS 133 during the 2001 first quarter. The net effect of initial implementation entries increased investment securities and liabilities by approximately $11.4 million and affected net income by less than $100 thousand. Through September 30, 2001, SFAS 133 entries to reflect changes in the fair values of FirstMerit’s derivatives increased year-to-date pre-tax income by 8.9 thousand.

5.  The requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20), were adopted in the second quarter, as required, and changed the criteria for recognizing an “other than temporary” adverse change in the timing or amounts of estimated retained interest cash flows. Accordingly, FirstMerit wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income.

6.  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. It is estimated the adoption of SFAS 142 will increase after-tax 2002 earnings by approximately $8.0 million.

7. On October 31, 2001, FirstMerit Corporation announced its exit from the manufactured housing lending business. Concurrent with the announcement, FirstMerit ceased new manufactured housing loan originations. FirstMerit will, however, continue to manage the existing $800 million portfolio over its remaining term, and does not believe the cessation of originations will have any impact on current consumer customers. The business was exited because of its inability to meet internally established profitability goals, due in part to industry overcapacity and deteriorating general economic conditions.

      To cover the cost of exiting this business, FirstMerit will record an after-tax charge of approximately $42.1 million in the fourth quarter. The charge includes $10.1 million to shut down Mobile Consultants, Inc., the manufactured housing loan subsidiary; $21.2 million to reflect a change in assumptions related to loan loss severity; $9.4 million to additional loan loss reserves; and $1.4 million for severance costs. Other than this one-time charge, FirstMerit believes its action will have a negligible effect, if any, on subsequent operating earnings and will remain “well capitalized.”

8.  Management believes the interim unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring accruals and reclassifications, necessary for fair presentation of the September 30, 2001 and 2000 and December 31, 2000 statements of condition and the results of operations for the quarters ended September 30, 2001 and 2000.

These results have been determined on the basis of generally accepted accounting principles, except as follows. In certain sections of this document, results not in accordance with Generally Accepted Accounting Principles (“Non-GAAP results”) are presented. These Non-GAAP results are presented to allow more consistent trend identification and better comparisons with recurring GAAP results from other reporting periods. Within this document, some examples of Non-GAAP results are described as “fully-tax equivalent” and “core “ or introduced by phrases like “...excluding gains from sales of securities, “ and “...excluding merger-related charges...,” etc. These Non-GAAP results may not be comparable to similarly titled measures reported by other companies.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)

Fully-tax Equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	September 30, 2001			December 31, 2000			September 30, 2000
FIRSTMERIT CORPORATION
AND SUBSIDIARIES	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S
Government agency obligations (taxable)	$1,595,676	24,212	6.02%	1,836,266	117,652	6.41%	1,817,239	29,156	6.38%
Obligations of states and political subdivisions (tax-exempt)	110,028	2,355	8.49%	116,401	9,573	8.22%	113,999	2,360	8.24%
Other securities	292,326	4,108	5.58%	295,783	21,447	7.25%	295,566	5,257	7.08%

Total investment securities	1,998,030	30,675	6.09%	2,248,450	148,672	6.61%	2,226,804	36,773	6.57%
Federal funds sold & other interest-earning assets	2,163	19	3.48%	49,218	3,196	6.49%	139,274	2,307	6.59%
Loans held for sale	33,483	537	6.36%	91,547	7,982	8.72%	53,271	866	6.47%
Loans	7,402,712	150,957	8.09%	7,275,036	635,487	8.74%	7,379,222	163,361	8.81%
Total earning assets	9,436,388	182,188	7.66%	9,664,251	795,337	8.23%	9,798,571	203,307	8.25%
Allowance for possible loan losses	(111,118)			(109,409)			(110,777)
Cash and due from banks	192,359			217,446			205,949
Other assets	694,508			596,349			599,068

Total assets	$10,212,137			10,368,637			10,492,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-
non-interest bearing	$1,063,015	—	—	1,032,992	—	—	1,027,707	—	—
Demand-
interest bearing	667,776	907	0.54%	635,414	3,705	0.58%	620,211	878	0.56%
Savings	1,949,555	10,679	2.17%	1,789,464	52,883	2.96%	1,791,848	13,769	3.06%
Certificates and other time deposits	3,749,049	50,093	5.30%	3,957,140	236,112	5.97%	4,260,371	66,173	6.18%

Total deposits	7,429,395	61,679	3.29%	7,415,010	292,700	3.95%	7,700,137	80,820	4.18%
Wholesale borrowings	1,683,200	18,372	4.33%	1,951,841	122,551	6.28%	1,753,505	29,206	6.63%

Total interest bearing liabilities	8,049,580	80,051	3.95%	8,333,859	415,251	4.98%	8,425,935	110,026	5.19%
Other liabilities	157,693			118,227			143,792
Mandatorily redeemable preferred securities	21,450			21,450			21,450
Shareholders’ equity	920,399			862,109			873,927

Total liabilities and shareholders’ equity	$10,212,137			10,368,637			10,492,811

Net yield on earning assets	$9,436,388	102,137	4.29%	9,664,251	380,086	3.93%	9,798,571	93,281	3.79%

Interest rate spread			3.71%			3.25%			3.06%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      FirstMerit Corporation’s third quarter 2001 net income totaled $41.9 million, up 4.6% from the $40.1 million earned in the third quarter of 2000. Diluted earnings per share were $0.49 in the third quarter of 2001, an increase of 8.9% compared with $0.45 reported in the same 2000 period. For the nine months ended September 30, 2001, income, excluding the one-time non-recurring after-tax charge from the cumulative effect of an accounting change taken in the second quarter, was $120.8 million, or $1.40 per diluted share, compared to net income of $119.7 million, or $1.35 per diluted share, for the prior year period. Year-to-date 2001, net income was $114.5 million, or $1.33 per share.

      Third quarter 2001 returns on average common equity (ROE) and average assets (ROA) were 18.1% and 1.63%, respectively, compared with prior year third quarter ratios of 18.3% and 1.52%. For the nine-month year-to-date periods, ROE and ROA were 17.7% and 1.59%, respectively.

      Net interest income on a fully tax-equivalent basis was $102.1 million for the third quarter of 2001 compared to $93.3 million for the prior year quarter, an increase of 9.4%. This increase reflects continued improvement in the net interest margin which was 4.29% for the quarter, seventeen basis points higher than the second quarter 2001 margin of 4.12%, and 50 basis points better than the 3.79% recorded during the third quarter last year.

      Net revenue for the third quarter of 2001 was $146.2 million, up 8.1% from the $135.3 million reported for the year ago quarter. Growth was the result of margin expansion, combined with growth in fee income, partially offset by the modest decline in earning assets. Excluding gains/losses from the sale of securities, non-interest income was $44.1 million, a 5.0% increase from the $42.0 million reported a year ago. Third quarter fees accounted for 30.1% of net revenues in 2001 and 31.1% in 2000.

      Containment of operating costs through efficient operations continues to be a priority of management. Non-interest expense totaled $72.1 million in the third quarter of this year, up 2.9% from third quarter 2000 expense of $70.1 million. The efficiency ratio was 47.7% for this quarter, an improvement from 49.9% for the year ago quarter. The efficiency ratio for the nine months ended September 30, 2001 was 48.2%.

      Period-end assets were $10.3 billion compared to $10.2 billion at June 30, 2001, and $10.4 billion at September 30, 2000. Total loans, net of unearned interest,

increased 1.8% to $7.4 billion. Commercial loans increased 7.6%, and consumer loans, excluding mortgage and manufactured housing loans, rose 3.6%.

      Total deposits at September 30, 2001 were $7.4 billion, down 2.8% from year-ago 2000 levels. Relatively inexpensive core deposits grew 8.4% allowing a reduction in higher-costing certificates of deposit. The positive impact of the change in deposit funding mix lowered deposit interest expense by 27%, compared to the same quarter last year.

      The third quarter loan loss provision was $10.9 million, compared to $9.4 million in the second quarter of this year, $11.8 million during the current year first quarter, and $5.4 million in the 2000 third quarter. Net charge-offs for the quarter were $11.1 million, or 0.59% of average loans outstanding on an annualized basis, compared to 0.49% in the second quarter 2001, 0.55% during the current year first quarter, and 0.38% for third quarter a year ago. The allowance stands at 1.50% of period-end loans, unchanged from the prior year. Nonperforming assets as a percent of loans and other real estate were 0.87% at third quarter end, compared with 0.66% at June 30, 2001 and 0.43% at September 30, 2000. Reserve coverage of nonperforming assets at September 30, 2001 was 201.17%.

      Shareholders’ equity was $941.7 million at quarter end. Average equity to assets for this 2001 quarter was 9.01% compared to 8.33% last year. Common stock dividends paid were $0.23 per share, representing a 46.9% payout ratio. At quarter end, there were 84.9 million common shares outstanding.

      The components of change in per share income for the three-month and nine-month periods ended September 30, 2001 and 2000 are summarized in the following table:

	Reported	Reported	CORE	Reported	CORE	Reported
	QTR	QTR	YTD	YTD	YTD	YTD
	ended	ended	ended	ended	ended	ended
Changes in	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Earnings per Share	2000/2001	1999/2000	2000/2001	2000/2001	1999/2000	1999/2000

Diluted net income/ core earnings per share — period start	$0.45	0.44	1.35	1.35	1.27	0.86
Increases (decreases) due to:
Net interest income — taxable equivalent	0.10	(0.03)	0.03	0.03	(0.12)	(0.12)
Provision for loan losses	(0.06)	(0.02)	(0.08)	(0.08)	(0.03)	0.08
Other income	0.03	—	0.21	0.21	0.07	0.07
Other expenses (including merger costs in the “Reported 1999” periods)	(0.03)	0.03	(0.09)	(0.09)	0.13	0.50
Federal income taxes — taxable equivalent	(0.02)	0.02	(0.05)	(0.05)	(0.01)	(0.14)
Extraordinary item — extinguishment of debt	—	—	—	—	—	0.06
Cumulative effect of change in accounting principle	—	—	—	(0.07)	—	—
Change in share base	0.02	0.01	0.03	0.03	0.04	0.04

Net change in diluted net income per share	0.04	0.01	0.05	(0.02)	0.08	0.49

Diluted net income per share — period end	$0.49	0.45	1.40	1.33	1.35	1.35

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

      Net interest income FTE for the quarter ended September 30, 2001 was $102.1 million compared to $93.3 million for the same period one year ago, an increase of $8.8 million. The rise occurred because the decrease in interest income was less than the decline in interest expense.

      As shown in the following rate/volume table, FTE interest income declined $21.1 million, mainly as a result of yield declines in loans and loans held for sale. Specifically, compared to the same quarter last year, lower loans and loans held for sale balances lessened interest income by $12.9 million, while lower investment securities outstandings caused a decline in interest income of $3.5 million.

      Similar to the decline in interest income, the drop in interest expense of $30.0 million, compared to the same 2000 quarter, was primarily a result of declines in rates paid depositors and rates paid on wholesale borrowings. That is, lower interest costs on wholesale borrowings dropped interest expense by $10.1 million, and lower CD rates reduced interest expense by $9.2 million. Less reliance on higher-yielding CD outstandings also decreased interest expense by $6.8 million, and lower yields paid on customer savings accounts resulted in a $4.0 million savings in interest expense.

      For the nine months ended September 30, 2001, net interest income FTE rose $2.3 million to $289.3 million. The net increase occurred even though interest income dropped $35.4 million, as the decline in interest expense was $37.7 million. Lower investment balances lessened interest income by $16.2 million, higher loan volumes added $5.8 million of interest income, and lower loan yields dropped interest income by $16.8 million. On the funding side, the lower interest rate environment, compared to last year, lessened interest expense on wholesale borrowings by $18.6 million, while lower wholesale borrowing balances resulted in $14.3 million of less interest expense.

Changes in Net Interest Differential —-

Fully-Tax Equivalent Rate/ Volume Analysis
(Dollars in thousands)

	Quarters ended			Nine Months Ended
	September 30,			September 30,
	2001 and 2000			2001 and 2000

	Increase (Decrease)			Increase (Decrease)
	Interest Income/Expense			Interest Income/Expense

	Volume	Yield Rate	Total	Volume	Yield Rate	Total

INTEREST INCOME
Investment Securities	$(3,457)	(2,641)	(6,098)	(16,199)	(5,676)	(21,875)
Loans and loans held for sale	162	(12,895)	(12,733)	5,820	(16,756)	(10,936)
Federal funds sold and others	(1,204)	(1,084)	(2,288)	(1,779)	(808)	(2,587)

Total interest income	$(4,499)	(16,620)	(21,119)	(12,158)	(23,240)	(35,398)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	$65	(36)	29	120	456	576
Savings	864	(3,954)	(3,090)	402	(1,215)	(813)
Certificates and other time deposits	(6,832)	(9,248)	(16,080)	(3,537)	(1,024)	(4,561)
Wholesale borrowings	(767)	(10,067)	(10,834)	(14,275)	(18,626)	(32,901)

Total interest expense	$(6,670)	(23,305)	(29,975)	(17,290)	(20,409)	(37,699)

Net interest income	$2,171	6,685	8,856	5,132	(2,831)	2,301

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

Net Interest Margin

(Dollars in thousands)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net interest income per	$101,184	92,326	286,632	284,066
financial statements

Tax equivalent adjustment	953	955	2,683	2,948

Net interest income — FTE	102,137	93,281	289,315	287,014

Average earning assets	$9,436,388	9,798,571	9,371,223	9,673,924

Net interest margin	4.29%	3.79%	4.13%	3.96%

Other Income

      Other income for the quarter ended September 30, 2001 was $44.3 million, an increase of $2.2 million or 5.3%, over the $42.1 million earned during the same period last year. Excluding securities sales, the increase in other income was $2.0 million, or 4.8%. For the nine-month period, excluding securities gains, other income totaled $136.8 million, up 13.3% from $120.7 million a year ago.

      Trust department income for the third quarter was $5.2 million, down 4.2% from the $5.4 million earned one year ago. The decline, which was more than offset by increases in other fee categories, is mostly attributed to lower stock market returns, which are the basis for certain trust fees. Service charges on depositors’ accounts increased 15.0% to $13.7 million from $11.9 million for last year’s third quarter. Credit card fees, including merchant services, increased 7.2% to $8.9 million for the quarter compared to $8.3 million for the three months ended September 30, 2000. ATM and other service fees declined from $4.0 million during the 2000 third quarter to $3.9 million for the same current year period. Income from bank owned life insurance (“BOLI”) totaled $3.2 million compared to $1.1 million in 2000. Fees from investment broker/dealer activity, insurance sales and letters of credit were $3.3 million in 2001 compared to $3.4 million during the three months ended September 30, 2000. Manufactured housing income was $1.1 million for the quarter, compared to $1.3 million last year. Securities gains/losses were immaterial for the current and prior year quarters. Loan sales and servicing income was $3.5 million in the 2001 quarter and $3.8 million in 2000. Other operating income was $1.3 million compared to $2.8 million for last year’s quarter, which included a $0.8 million gain from a branch real estate transaction.

      Nine-month ended September 30, 2001 results compared to the same 2000 period were as follows: trust department income declined 5.9%; service charges on depositors’ accounts rose 14.9%; credit card and merchant service fees increased 11.2%; ATM and other service fees were down slightly compared to last year; BOLI revenue was $9.4 million, up from $2.8 million earned in 2000; a $5.6 million gain from the sale of a partnership interest is included in the 2001 year-to-date period; manufactured housing income increased from $2.9 million to $3.8 million; securities gains were $0.6 million in 2001 versus a $0.6 million loss last year; loan sales and servicing decreased 1.7% to $8.2 million and other operating income totaled $5.5 million compared to $8.6 million in 2000, when the previously mentioned branch real estate transaction is excluded from prior year’s results.

      The Corporation continues to emphasize other income as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment.

Other Expenses

      Other expenses were $72.1 million for the third quarter, an increase of $2.0 million, or 2.9%, from the $70.1 million recorded during the same quarter last year. Year-to-date operating costs totaled $212.5 million, up $7.6 million or 3.6% from the $204.9 million recorded during the nine months ended September 30, 2000.

      The “lower-is-better” efficiency ratio for the third quarter was 47.72% compared to 49.88% a year ago. The efficiency ratio for the nine-month period was 48.21%, compared to 48.30% for the nine months ended September 30, 2000. The 2001 efficiency ratio for the year-to-date period does not include the $9.7 million pre-tax residual interest accounting change described previously in the Results of Operations section of this document. The 2001 third quarter efficiency ratio indicates it took 47.72 cents of operating costs to generate every dollar of profit.

      Salaries, wages, pension and employee benefits, the largest component of other expenses, totaled $32.9 million for third quarter 2001, up $0.8 million from last year’s expense of $32.1 million. The increase is attributable to annual merit increases, including higher ongoing payments and accrued but unpaid amounts related to incentive pay. The number of full-time equivalent employees at September 30, 2001 was 3,152, down 6.2% from the same date one year ago. For the current year nine-month period, salaries and benefits were $97.5 million, up $2.0 million or 2.1%, from $95.5 million in 2000. Again, merit increases, including the incentive pay component, accounted for higher costs compared to last year.

      Net occupancy expense totaled $5.5 million, up 9.8% from the corresponding 2000 quarter, but down 1.8% over the same nine-month period. Equipment expense showed slight declines in both the quarter and year-to-date periods. Stationary, supplies and postage costs were about the same as the prior year quarter, but down 10.6% for the nine months ended September 30, 2001, compared to the same 2000 time frame. Bankcard, loan processing and other costs increased significantly for the quarter and year-to-date periods. Much of this increase occurred as a result of higher mortgage, manufactured housing and home equity loan refinancings and originations. These higher processing costs are offset by higher fee income in these areas as well. Professional fees were $2.7 million for the quarter compared to $2.8 million last year. Year-to-date professional fees totaled $8.7 million, $1.4 million higher than the same period a year ago. Other operating expenses for the third quarter were $13.9 million, down from $16.1 million last year. Year-to-date 2001 other operating expenses totaled $44.2 million, up $1.8 million from last year’s total of $42.4 million.

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

	September 30, 2001

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

U.S. Treasury securities and U.S
Government agency obligations	$385,845	6,985	207	392,623
Obligations of state and political subdivisions	110,294	2,003	21	112,276
Mortgage-backed securities	1,191,453	26,339	15	1,217,777
Other securities	288,340	554	9,005	279,889

	$1,975,932	35,881	9,248	2,002,565

	Book Value	Market Value

Due in one year or less	$39,116	39,353
Due after one year through five years	197,673	202,135
Due after five years through ten years	400,731	408,453
Due after ten years	1,338,412	1,352,624

	$1,975,932	2,002,565

      The book value and market value of investment securities including mortgage-backed securities and derivatives at September 30, 2001, by contractual maturity, are shown in the preceding table. Expected maturities will differ from contractual maturities based on the issuers’ right to call or prepay obligations with or without call or prepayment penalties.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.5 billion at September 30, 2001, $1.6 billion at December 31, 2000 and $1.8 billion at September 30, 2000.

      Securities with remaining maturities over five years reflected in the foregoing schedule consist of mortgage and asset-backed securities. These securities are purchased within an overall strategy to maximize future earnings taking into account an acceptable level of interest rate risk. While the maturities of these mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer term investments.

Loans

      Total loans outstanding at September 30, 2001 were $7.4 billion compared to $7.2 billion at December 31, 2000 and $7.3 billion at September 30, 2000.

      By category, the following year-over-year changes in average loan balances occurred: commercial loans increased $219.7 million or 6.7%; installment loans were flat compared to last year, home equity loans were up $33.4 million or 7.6%; credit card outstandings have risen $16.0 million or 14.8%; and manufactured housing loans declined $37.6 million or 4.4%. Average mortgage loans declined $201.4 million or 22.9% as the Corporation continues to shift its loan mix away from lower-yielding mortgage loans, primarily through normal paydown activity, and toward higher-yielding commercial and consumer credits.

      Year-to-date average loan increases and decreases were consistent with the trends noted in the analysis just preceding this paragraph. Average outstanding loans for both the quarter and nine-month periods were 78% of average earning assets.

Asset Quality

      At September 30, 2001, total nonperforming assets, defined as nonaccrual loans, restructured loans and other real estate (“ORE”), were $64.2 million or 0.87% of total outstanding loans and ORE. These same statistics for other recent quarter-ends were as follows: $48.5 million or 0.66% at June 30, 2001, $38.2 million or 0.52% at March 31, 2001; $36.4 million or 0.50% at December 31, 2000; and $31.3 million or 0.43% at September 30, 2000.

      Impaired loans are loans for which, based on current information or events, it’s probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans must be valued based on the present value of the loans’ expected future cash flows at the loans’ effective interest rates, at the loans’ observable market prices, or the fair value of the underlying collateral. Under FirstMerit’s credit policies and practices, and according to provisions within Financial Accounting Standards Board Statements No. 114 and No. 118, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

ASSET QUALITY TABLE

	September 30,	December 31,	September 30,
(Dollars in thousands)	2001	2000	2000

Impaired Loans:
Nonaccrual	$51,803	28,039	24,824
Restructured	84	150	159

Total impaired loans	51,887	28,189	24,983

Other Loans:
Nonaccrual	3,041	2,135	1,671
Restructured	—	—	—

Total other nonperforming loans	3,041	2,135	1,671

Total nonperforming loans	54,928	30,324	26,654

Other real estate owned (ORE)	9,243	6,067	4,449

Total nonperforming assets	64,171	36,391	31,103

Loans past due 90 days or more accruing interest	29,912	31,440	25,583

Total nonperforming assets as a percent of total loans and ORE	0.87%	0.50%	0.43%

NA = Not Available

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The allowance for loan losses at September 30, 2001 totaled $110.5 million, or 1.50% of total loans outstanding compared to $108.3 million, or 1.50% and $108.6 million, or 1.50% at December 31, 2000 and September 30, 2000, respectively.

	Nine months				Nine months
	ended		Year ended		ended
	September 30,		December 31,		September 30,
Dollars in thousands	2001		2000		2000

Allowance — beginning of period	$108,285		104,897		104,897
Loans charged off:
Commercial, financial, agricultural	6,031		7,089		14,716
Installment to individuals	32,413		37,972		18,968
Real estate	1,426		2,558		1,880
Lease financing	2,483		1,809		1,322

Total charge-offs	42,353		49,428		36,886
Recoveries:
Commercial, financial, agricultural	868		4,805		6,410
Installment to individuals	10,157		13,866		7,706
Real estate	561		763		433
Lease financing	839		674		509

Total recoveries	12,425		20,108		15,058

Net charge-offs	29,928		29,320		21,828
Provision for loan losses	32,141		32,708		25,507

Allowance — end of period	$110,498		108,285		108,576

Annualized net charge offs as a percent of average loans	0.54%		0.40%		0.40%
Allowance as a percent of loans outstanding at end of period	1.50%		1.50%		1.50%
Allowance as a multiple of annualized net charge-offs	2.76	X	3.69	X	3.72	X

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

Deposits

      The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter ended		Year ended		Quarter ended
	September 30, 2001		December 31, 2000		September 30, 2000

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,063,015	—	1,032,992	—	1,027,707	—
Interest-bearing DDA	667,776	0.54%	635,414	0.58%	620,211	0.56%
Savings deposits	1,949,555	2.17%	1,789,464	2.96%	1,791,848	3.06%
CDs and other time	3,749,049	5.30%	3,957,140	5.97%	4,260,371	6.18%

	$7,429,395	3.29%	7,415,010	3.95%	7,700,137	4.18%

      Average CDs totaled $3.7 billion for the quarter ended September 30, 2001, down 12% from $4.3 billion for the same 2000 quarter. On a percentage basis, average CDs were 46% and 51% of average total interest bearing funds for the September 30, 2001 and 2000 quarters, respectively; average savings deposits, including money market accounts, were 24% of average interest bearing funds during the quarter ended September 30, 2001 and 21% for the same period last year; average interest-bearing demand deposits were 8% of total average interest bearing funds during the the quarter ended September 30, 2001 and 7% for the same period last year; and average wholesale borrowings were 21% of average interest-bearing funds for the September 30, 2001 and 2000 quarters. During the three months ended September 30, 2001 and 2000, average interest bearing liabilities funded approximately 86% of average interest-earning assets.

      The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more, as of September 30, 2001, by time remaining until maturity.

(Dollars in thousands)	Amount

Maturing in:
Under 3 months	$449,611
3 to 12 months	481,641
Over 12 months	527,565

$1,458,817

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

      Interest rate risk is monitored using gap analysis, earnings simulation and net present value estimations. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Gap analysis measures the amount of repricing risk in the balance sheet at a point in time. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market

Liquidity Risk

     Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation considers core earnings, strong capital ratios and credit quality essential for maintaining high credit ratings, which allow the Corporation cost-effective access to market-based liquidity. The Corporation relies on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk.

     The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses funds. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation is able to raise significant liquidity in the form of deposit gathering campaigns. During the first nine months of 2001, the Corporation’s indexed money market account product balances increased by $165 million to $704 million. The products’ pricing features limited disintermediation from other lower cost bank deposit products.

     Funding Trends for the Quarter - Average total funds for the quarter increased by $70 million from the prior quarter to $9,134 million. Retail CDs decreased $52 million on average as higher-rate CDs were allowed to mature. In-market jumbo CDs to public funds and corporate customers increased $49 million on average. Index money market account balances increased $42 million on average, as the rate paid on the accounts was attractive in a falling rate environment. Wholesale funding sources, namely fed funds purchased, increased $39 million on average.

     Parent Company Liquidity - FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. Through the first nine months of 2001 FirstMerit Bank paid FirstMerit Corporation a total of $62 million in dividends. As of September 30, 2001, FirstMerit Bank had an additional $109 million available to pay dividends without regulatory approval. In addition, the parent company has a $100 million revolving loan commitment from a syndicate of banks, which is used for general corporate purposes. The loan commitment is repaid with earnings from the banking subsidiary. The pricing on the loan commitment is based on LIBOR; the outstanding balance on September 30, 2001 was $45 million and the interest rate was 3.91%.

interest rates. ALCO also monitors the net present value of the balance sheet, which is the discounted present value of all asset and liability cash flows. Interest rate risk is quantified by changing the interest rates used for discounting cash flows and comparing the net present value to the original figure.

Capital Resources

      Shareholders’ equity at September 30, 2001 totaled $941.7 million compared to $914.9 million at December 31, 2000 and $896.9 million at September 30, 2000.

      The following table reflects the various measures of capital:

	At September 30,		At December 31,		At September 30,
	2001		2000		2000

(In thousands)
Total equity	$941,699	9.18%	914,889	8.96%	896,918	8.65%
Common equity	940,457	9.17%	912,388	8.93%	894,354	8.62%
Tangible common equity (a)	796,017	7.87%	761,060	7.56%	739,678	7.24%
Tier 1 capital (b)	798,107	9.13%	794,736	9.34%	795,660	9.32%
Total risk-based capital (c)	1,058,489	12.11%	1,053,322	12.38%	1,054,733	12.36%
Leverage (d)	798,107	7.95%	794,736	7.80%	795,660	7.70%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2001 the Corporation’s risk-based capital equaled 12.11% of risk adjusted assets, exceeding the minimum guidelines. The cash dividend of $0.23 paid in the third quarter has an indicated annual rate of $0.92 per share.

PART II. — OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit
Number
Exhibit Index

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the registrant on March 22,1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 41 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S- 4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form of Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S- 4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *
10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.13	Amended and Restated 1993 Stock Option Plan (FSB)(incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.20	Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*
10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.22	Employment Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(a) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995(incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*
10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.31	Employment Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.31 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*
10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999) *
10.34	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*
10.35	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*
10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.37	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*
10.38	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
21	Subsidiaries of FirstMerit Corporation
25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE: November 9, 2001