Form 10-K
period 2001-12-31
FIRSTMERIT CORP /OH/
filed 2002-03-08
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 15, 2002: $2,320,519,666.

     Indicate the number of shares outstanding of registrant’s common stock as of February 15, 2002: 84,845,326 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 8, 2002, in Part III.

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

      At December 31, 2001, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries (“FirstMerit Bank”), operated a network of 157 full service banking offices and 175 automated teller machines. Its offices span a total of 21 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area (“MSA”) in the country (which combines the primary MSAs for Cleveland, Lorain/ Elyria and Akron, Ohio).

Subsidiaries and Operations

      Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio. FirstMerit’s largest subsidiary is FirstMerit Bank.

      FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into two regional divisions, being a northern and southern division, which are further divided into nine geographic areas which are designated as follows: FirstMerit Bank/ Akron; FirstMerit Bank/ Citizens (Canton); FirstMerit Bank/ Cleveland; FirstMerit Bank/ Columbus; FirstMerit Bank/ Elyria; FirstMerit Bank/ Old Phoenix (Medina); FirstMerit Bank/ Wayne County (Wooster); FirstMerit Bank/ New Castle, Pennsylvania; and FirstMerit Bank/ Western Region. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit can therefore offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

      Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit and debit cards, rental of safe deposit boxes, letters of credit, leasing, securities brokerage and life insurance products. FirstMerit Bank also operates a trust department, which offers estate and trust services. The majority of its customers is comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

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

      FirstMerit Bank is the parent corporation of 16 wholly-owned subsidiaries. In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company (“FirstMerit Leasing”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers securities brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

      In connection with the acquisition of Signal Corp (“Signal”), which was merged with and into FirstMerit on February 12, 1999, FirstMerit acquired Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. Ownership of MCI was transferred to FirstMerit Bank on November 30, 1999 for business and regulatory purposes. On October 31, 2001, FirstMerit Bank announced it had ceased making new manufactured housing loan originations, but would continue to service existing loan contracts until maturity.

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

Recent Transactions

      FirstMerit engages in discussions concerning possible acquisitions of other financial institutions and financial services companies on a regular basis. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. Consistent with this strategy, FirstMerit most recently completed its acquisition of Signal Corp in 1999.

      FirstMerit believes strategic acquisitions have strengthened and will continue to further strengthen its competitive position in the northeastern and central Ohio markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses and continues to explore acquisition opportunities that would meet its objectives.

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

      FirstMerit, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2001, FirstMerit met both requirements, with Tier 1 and total capital equal to 9.09% and 12.07% of its respective total risk-weighted assets.

      Federal Reserve Board, FDIC and OCC rules require FirstMerit to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

      The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. FirstMerit’s leverage ratio at December 31, 2001 was 7.75%.

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

      As of December 31, 2001, FirstMerit believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.018 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Privacy Provisions of Gramm-Leach-Bliley Act

      Under the GLB Act federal banking regulators were required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Summary Results of Operations and Core Earnings

      FirstMerit’s net income totaled $116.3 million, or $1.35 per diluted share, compared with $159.8 million, or $1.80 per diluted share for 2000. Excluding the cumulative effect of a change in accounting method, related to securitized asset residual interests, and a restructure charge associated with the Corporation’s exit from the manufactured housing lending business, core earnings totaled $163.7 million, or $1.90 per diluted share.

      Core earnings are not considered to be in accordance with generally accepted accounting principles. They are presented to help identify operating trends, for better comparison with periods in which no unusual or one-time events occurred, and may not be comparable to similarly titled results reported by other companies. Core results are described in more detail throughout this document.

      On a fully-tax equivalent basis, net interest income for 2001 totaled $395.1 million, 4% higher than last year’s $380.1 million. The net interest margin for 2001 was 4.20% compared with 3.93% in 2000.

      Net revenue was $574.2 million in 2001, up $30.7 million or 5.7%, from 2000 levels. Growth in fee income and the net interest margin more than offset the decline in earning assets. Excluding gains from the sale of securities, noninterest income was $179.1 million, 10% above year-ago results.

      Noninterest expenses were $328.6 million in 2001 versus $275.2 million in 2000. When costs associated with the fourth quarter restructure charge are excluded, 2001 noninterest expenses totaled $286.7 million. The “lower is better” efficiency ratio improved from 48.69% in 2000 to 48.09% for 2001. The ratio means it took 48.09 cents of operating costs to support the generation of each dollar of net income.

      Year-end assets were $10.2 billion, the same as last year. Total loans at December 31, 2001 were $7.4 billion, up slightly from last year’s ending balance of $7.2 billion. Even though total loan outstandings did not change much, the mix of loans improved with a greater amount of higher-yielding commercial and consumer loans, and fewer single-family mortgages.

      Total deposits were $7.5 billion at December 31, 2001, down marginally from last year. Similar to the loan portfolio, the mix of deposits at the end of 2001 was more favorable than that of the prior year. That is, less expensive core deposits, defined as total deposits less certificates of deposit (“CDs”), increased while higher-costing CDs decreased.

      The 2001 loan loss provision was $61.8 million and included a $14.5 million charge associated with the exit from the manufactured housing lending business. The loan loss provision for 2000 totaled $32.7 million. The increase in the loan loss provision corresponded with an increase in nonperforming loans. At year-ends 2001 and 2000, the allowance as a percent of outstanding loans totaled 1.70% and 1.50%, respectively. At December 31, 2001, non-performing assets as a percent of loans and ORE were 0.91% compared with 0.50% at December 31, 2000.

      Shareholders’ equity ended the year at $910.8 million. Common Stock dividends were $80.0 million, up from $76.2 million in 2000.

ITEM 2. PROPERTIES

FirstMerit Corporation

      FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 88,000 square feet, are located in a seven-story office building located at III Cascade in downtown Akron, Ohio. In early 2001, FirstMerit Bank sold its interest in the partnership which owned this building. At this same time, FirstMerit Bank entered into a five-year lease for the building with the new, third party owner. As part of the transaction, FirstMerit Bank was granted an option to acquire the building. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

      The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

      The principal executive offices of FirstMerit Bank are located in a 28-story main office building located at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank/ Akron is the principal tenant of the building occupying approximately 117,469 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 102 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 55 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business. In 1996 FirstMerit Bank completed major renovations to its main office building. FirstMerit Bank renovated all space which it occupies in the building, as well as all public areas.

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

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of business, FirstMerit is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. After reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or stockholders’ equity of FirstMerit. FirstMerit is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the fourth quarter of 2001.

EXECUTIVE OFFICERS OF REGISTRANT

      The following persons are the executive officers of FirstMerit as of December 31, 2001. Unless otherwise designated, they are officers of FirstMerit, and unless otherwise stated, they have held their indicated positions for the past five years.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Sid A. Bostic	59	02-01-98	President and Chief Operating Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously Chairman, President and Chief Executive Officer, Norwest Bank Indiana, N.A., Fort Wayne, Indiana
John R. Cochran	58	03-01-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously President and Chief Executive Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Norwest Bank Nebraska, N.A.
Terrence E. Bichsel	52	9-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank since September 16, 1999; formerly Vice President, Finance and Performance Management, Banc One Corporation
Robert P. Brecht	52	08-09-91	Executive Vice President of FirstMerit and of FirstMerit Bank; previously Executive Vice President of FirstMerit Bank since July 20, 1995; previously President and Chief Executive Officer of Peoples Bank, N.A.
Gary J. Elek	50	02-11-88	Executive Vice President of FirstMerit and Executive Vice President of FirstMerit Bank since May 20, 1999; formerly Senior Vice President of FirstMerit and FirstMerit Bank
Jack R. Gravo	55	02-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation; previously Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank; previously President and Chief Executive Officer of Citizens National Bank since February 1, 1995; previously President of The CIVISTA Corporation
Bruce M. Kephart	50	07-25-95	Executive Vice President of FirstMerit and Division President of FirstMerit Bank since October 1, 2001, previously Regional President of FirstMerit Bank
Richard G. Norton	53	01-01-95	Executive Vice President of FirstMerit and Division President of FirstMerit Bank since October 1, 2001, Regional President of FirstMerit Bank, Senior Vice President of FirstMerit and Managing Officer of FirstMerit Bank
George P. Paidas	55	04-13-94	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank; previously President and Chief Executive Officer of The Old Phoenix National Bank of Medina
Terry E. Patton	53	04-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Larry A. Shoff	45	9-1-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank since September 1, 1999; previously Senior Vice President of Wells Fargo Services Co.
William E. Stansifer	54	10-02-95	Executive Vice President of FirstMerit and FirstMerit Bank; previously Senior Vice President, Banking Credit Policy Office, Norwest Corporation
Charles F. Valentine	62	10-23-98	Executive Vice President of FirstMerit and President and Chief Executive Officer of FirstMerit Bank Construction Financing Division since October 23, 1998; formerly Chairman and Chief Executive Officer of Security First Corp. and Security Federal Savings and Loan Association

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System under the trading symbol FMER. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

Stock Performance and Dividends(1)

	Bids		Per Share

Quarter			Dividend	Book
Ending	High	Low	Rate	Value(2)

03-31-00	$23.19	13.38	0.20	9.51
06-30-00	22.00	16.25	0.22	9.78
09-30-00	25.88	20.50	0.22	10.15
12-31-00	27.69	19.19	0.22	10.48
03-31-01	26.45	23.11	0.23	10.60
06-30-01	26.41	23.35	0.23	10.61
09-30-01	28.00	23.21	0.23	11.08
12-31-01	26.66	20.46	0.24	10.70

(1)	This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

      On December 31, 2001 there were approximately 10,188 shareholders of record of FirstMerit Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands except per share data)
Results of Operations
Interest income	$726,899	791,495	684,851	642,557	584,510
Conversion to fully-tax equivalent	3,652	3,842	4,251	3,492	3,212

Interest income*	730,551	795,337	689,102	646,049	587,722
Interest expense	335,443	415,251	300,865	286,376	258,447

Net interest income*	395,108	380,086	388,237	359,673	329,275
Provision for possible loan losses	61,807	32,708	37,430	40,921	23,518
Other income	182,419	163,891	154,710	140,148	114,094
Other expenses	328,597	275,192	316,506	345,029	245,865

Income before federal income taxes*	187,123	236,077	189,011	113,871	173,986
Federal income taxes	60,867	72,448	59,043	37,862	56,066
Fully-tax equivalent adjustment	3,652	3,842	4,251	3,492	3,212

Federal income taxes*	64,519	76,290	63,294	41,354	59,278
Income before extraordinary item and change in accounting method	122,604	159,787	125,717	72,517	114,708
Extraordinary item — charge from extinguishment of debt, net of taxes	—	—	(5,847)	—	—
Cumulative effect of change in accounting method, net of taxes	(6,299)	—	—	—	—

Net income (a)	$116,305	159,787	119,870	72,517	114,708

Per share:
Income before extraordinary item and change in accounting	$1.43	1.81	1.38	0.83	1.39
Extraordinary item (net of tax effect)	—	—	(0.06)	—	—
Cumulative effect of change in accounting method, net of taxes	(0.07)	—	—	—	—

Basic net income (a)	$1.36	1.81	1.32	0.83	1.39

Diluted net income (a)	$1.35	1.80	1.31	0.82	1.32

Cash dividends	$0.93	0.86	0.76	0.66	0.61
Performance Ratios
Return on total assets (a)	1.14%	1.54%	1.26%	0.85%	1.51%
Return on shareholders’ equity (a)	12.65%	18.60%	13.62%	8.61%	15.88%
Net interest margin — tax-equivalent basis	4.20%	3.93%	4.41%	4.56%	4.62%
Efficiency ratio (always excludes one-time items)	48.09%	48.69%	50.86%	57.69%	54.71%
Book value per common share	$10.70	10.48	9.39	9.97	8.76
Average shareholders’ equity to total assets	9.05%	8.31%	9.27%	9.88%	9.51%

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands except per share data)
Balance Sheet Data
Total assets (at year end)	$10,193,374	10,215,203	10,115,477	9,026,024	7,825,430
Daily averages:
Total assets	$10,180,909	10,368,637	9,493,047	8,520,575	7,591,936
Earning assets	9,408,198	9,664,251	8,797,597	7,892,086	7,128,553
Deposits and other funds	9,102,183	9,366,851	8,464,706	7,519,057	6,723,285
Shareholders’ equity	921,234	862,109	880,124	841,865	722,204

*	Fully-tax equivalent basis

(a)	The 2001 net income, provision for loan losses, other income, other expenses, and profitability ratios shown include the effects of a one-time restructuring charge related to the exit of the manufactured housing finance business of $41.1 million, after taxes. The specific income statement classifications affected by the charge, as shown in the preceding table, were as follows: other income $2.3 million, other expenses $41.9 million, and the provision for loan losses $14.5 million. Net income for 2001 was also reduced by a cumulative effect of a change in accounting for securitized retained interest assets of $6.3 million, after taxes. Results excluding these charges can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the consolidated financial statements.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2001, 2000 AND 1999

      The following commentary presents Management’s discussion and analysis of the Corporation’s financial condition and results of operations. The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2001, 2000 and 1999. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

      FirstMerit’s net income for 2001 was $116.3 million, or $1.35 per diluted share. This compares with net income of $159.8 million, or $1.80 per diluted share, for 2000. Core 2001 earnings, which exclude the impact of an after-tax charge of $41.1 million taken in the fourth quarter to exit the manufactured housing finance business, and an after-tax charge of $6.3 million resulting from new asset-backed residual interest accounting rules, totaled $163.7 million, or $1.90 per diluted share. Core earnings per share, at $1.90, were 5.6% higher than last year’s earnings per share of $1.80.

      Net income for the fourth quarter was $1.8 million, or $0.02 per diluted share, compared with $40.0 million and $0.45, respectively, for 2000. Excluding the restructure charge, core earnings and core earnings per diluted share for the fourth quarter of 2001 were $43.0 million, and $0.50, respectively.

      The fourth quarter after-tax charge to exit the manufactured housing finance business includes: $9.9 million to shut down Mobile Consultants, Inc., the manufactured housing loan subsidiary; $21.1 million to reflect a change in assumptions related to loan loss severity; $9.4 million to additional loan loss reserves; and $0.7 million for severance costs. A further breakout of these costs can be found in the Other Income, Other Expenses, and Allowance for Loan Losses sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in Note 6 to the consolidated financial statements.

      On a core basis, full-year 2001 returns on average common equity (“ROE”) and average assets (“ROA”) were 17.8% and 1.61%, respectively, compared with 18.6% and 1.54% for 2000. For 2001, reported ROE and ROA were 12.65% and 1.14%, respectively. For the fourth quarter alone, core ROE and ROA were 18.1% and 1.66%, respectively, compared with 17.8% and 1.54% for the prior year.

      Core net revenue, excluding gains from the sale of securities, totaled $576.8 million for the year, an increase of 6.1% above the $543.5 million earned in 2000. Net interest income for 2001 reached $395.1 million, up 4.0% over the $380.1 million reported the prior year, as margin expansion more than offset the 2.6% decline in average earning assets. The net interest margin averaged 4.20% for the year, compared with 3.93% for 2000, gradually improving throughout the course of the year from the low point of 3.79% reported in the third quarter of 2000 to a high of 4.41% achieved in the fourth quarter of this year.

      Excluding gains from the sale of investment securities, core noninterest income was $181.6 million, an increase of 11.2% primarily from higher service charges on deposits (up 12.0%), income from bank-owned life insurance (up 203%), and from the $5.6 million gain from the sale of a partnership interest. Fee income as a percent of net revenue was 31.5% for the current year compared with 30.1% in 2000.

      Core noninterest expense rose 4.2% for the year, from $275.2 million to $286.7 million. Excluding bankcard and other processing costs needed to support a higher level of processing activity (up $5.8 million, or 30%), core noninterest expense increased a modest 2.2%. The efficiency ratio improved to 48.1% for the full year, and 47.8% for the most recent quarter, compared with 48.7% and 49.9%, respectively, for 2000. Reported noninterest expense for 2001, which includes the fourth quarter restructure charge associated with the exit from the manufactured housing lending business, totaled $328.6 million.

      Year-end 2001 assets totaled $10.2 billion, virtually unchanged from prior year levels. Period-end loans rose 2%, with a continuing shift away from mortgages held in portfolio, which declined 24.7%, from 11.7% of the portfolio at year-end 2000 to its present level of 8.6%. Mortgage banking activity reached record levels for the year, with $733 million of mortgage loans closed and $637 million sold into the secondary market. Higher-yielding consumer and commercial loans grew 5.6%.

      Total deposits declined 1% to $7.5 billion, but the mix changed substantially. Core deposits, defined as total deposits less certificates of deposit, increased 7% and now account for 51% of total deposits, compared with 47% the prior year, reflecting the success of several market-rate sensitive deposit products.

      During 2001, the core loan loss provision was $47.3 million, with $15.1 million added in the fourth quarter, compared with $32.7 million taken in 2000. Additional reserves of $14.5 million were taken in the fourth quarter to cover any deterioration in the manufactured housing portfolio resulting from the decision to exit this business. As a result of the additional reserves taken, the allowance for loan losses now stands at 1.70%, compared with 1.50% at year-end 2000. Net charge-offs were $44.9 million for 2001, or 0.61% of average loans outstanding, compared with 0.40% for 2000. Nonperforming assets to loans and other real estate were 0.91% compared with 0.50% a year ago. Reserve coverage of nonperforming assets was 218% at December 31, 2001.

      Shareholders’ equity was $910.8 million at year-end 2001. Average equity to assets was 9.05% for 2001 compared to 8.31% for 2000. Common dividends per share were $0.93 for full year 2001. At year end, there were 84,991,286 common shares outstanding.

	Core*	As Reported	Core*	As Reported

	2001/	2001/	2000/	2000/
	2000	2000	1999	1999

	(Dollars in thousands)
Changes in earnings per share
Net income per diluted share, beginning of year	$1.80	1.80	1.73	1.31
Increases (decreases) attributable to:
Net interest income — taxable equivalent	0.17	0.17	(0.09)	(0.09)
Provision for possible loan losses	(0.17)	(0.34)	(0.06)	0.05
Trust services	(0.02)	(0.02)	0.04	0.04
Service charges on deposit accounts	0.07	0.07	0.06	0.06
Credit card fees	0.04	0.04	0.06	0.06
ATM and other service fees	(0.01)	(0.01)	0.01	0.01
Bank owned life insurance income	0.10	0.10	0.01	0.01
Investment services and insurance	(0.01)	(0.01)	(0.01)	(0.03)
Gain from sale of partnership interest	0.07	0.07	—	—
Manufactured housing income	—	—	(0.05)	(0.05)
Securities gains (losses), net	0.03	0.03	(0.09)	(0.09)
Loan sales and servicing income	0.02	0.02	0.02	0.02
Other operating income	(0.04)	(0.07)	0.04	0.07
Salaries and employee benefits	(0.03)	(0.04)	0.04	0.14
Net occupancy	—	—	(0.01)	(0.01)
Equipment expense	0.01	0.01	0.02	0.02
Intangible amortization expense	0.01	0.01	0.01	—
Other operating expenses	(0.12)	(0.59)	0.04	0.31
Federal income taxes — taxable equivalent	(0.07)	0.14	(0.02)	(0.15)
Extraordinary item — net of taxes	—	(0.07)	—	0.07
Change in share base	0.05	0.04	0.05	0.05

Net change in net income	0.10	(0.45)	0.07	0.49

Net income per diluted share, end of year	$1.90	1.35	1.80	1.80

*	Core earnings for 2001 exclude after-tax restructure charges associated with the Corporation’s exit from the manufactured housing lending business of $41.1 million, and the cumulative effect of a change in accounting principle, associated with the impairment of a retained interest in securitized manufactured housing assets, of $6.3 million, after taxes. Core earnings for 1999 exclude after-tax merger-related costs of $32.3 million, associated with the February 1999 acquisition of Signal Corp, and an extraordinary charge of $5.8 million, net of taxes, due to extinguishment of debt. See Note 2 to the Consolidated Financial Statements for further details. Core earnings, as presented throughout this document, are not in accordance with generally accepted accounting principles, as such, they are considered “Non-GAAP,” but are provided to allow more consistent trend identification and better comparison with recurring GAAP results from other reporting periods. Core earnings, as defined by the Corporation, may not be directly comparable to similarly titled results provided by other companies.

Supercommunity Banking Results

      The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 16 to the consolidated financial statements provides performance data for this line of business as well as summary information by product and service group.

Net Interest Income

      Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the principal source of earnings for the Corporation. Throughout this discussion net interest income is presented on a fully-taxable equivalent (“FTE”) basis which restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate.

      Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets. The following table shows the allocation to assets, the source of funding and their respective interest spreads.

	2001

	Average	Net	Net
	Earning	Interest	Interest
(Dollars in thousands)	Assets	Spread	Income

Interest-bearing liabilities	$8,043,572	3.60%	289,077
Non-interest-bearing liabilities and equity	1,364,626	7.77% *	106,031

	$9,408,198		395,108

	2000

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$8,333,859	3.25%	270,595
Non-interest-bearing liabilities and equity	1,330,392	8.23% *	109,491

	$9,664,251		380,086

	1999

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$7,409,400	3.77%	279,541
Non-interest-bearing liabilities and equity	1,388,195	7.83% *	108,696

	$8,797,595		388,237

*	Yield on earning assets

      Net interest income, on a fully-tax equivalent basis, increased $15.0 million, or 4.0%, to $395.1 million in 2001 compared to $380.1 million in 2000 and $388.2 million in 1999. The increase from 2000 occurred because the decline in interest expense outpaced the decline in interest income. Specifically, interest expense fell $79.8 million while interest income dropped $64.8 million. The overall lower interest rate environment in 2001, compared with the prior year, had the following effect on interest-bearing assets and liabilities.

      The average yield on earning assets dropped 46 basis points from 8.23% in 2000 to 7.77% in 2001 lowering interest income by $52.0 million. Lower outstanding balances on total average earning assets caused interest income to decrease $12.8 million from year-ago levels. Average loan outstandings were $8.1 million higher than last year, but lower rates earned on the loans lessened interest income by $39.8 million. A combination of lower securities balances, as well as a lower yield earned on those balances, decreased 2001 securities interest income by $27.0 million.

      The decline in interest expense was primarily rate-driven as lower interest rates paid on customer deposits and wholesale borrowings accounted for $59.6 million, or 75%, of the decrease in interest expense compared to last year. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the Corporation placed less reliance on certificates of deposits and wholesale borrowings to fund loans and operations in 2001. Specifically, average outstandings for certificates of deposits (“CDs”) and wholesale borrowings lessened interest expense in 2001 by $8.7 million and

$14.6 million, respectively. Lower interest rates paid on these same instruments caused interest expense to decline $16.4 million on CDs and $31.5 million on wholesale borrowings. The cost of funds for the year, as a percentage of average earning assets, decreased 73 basis points from 4.30% in 2000 to 3.57% in 2001.

      The following table illustrates the specific year-over-year impact to net interest income based on changes in the rate and volume components of interest-earning assets and interest-bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL —

FULLY-TAX EQUIVALENT RATE/ VOLUME ANALYSIS

	Years Ended December 31,

	2001 and 2000			2000 and 1999

	Increase (Decrease) In			Increase (Decrease) In Interest
	Interest Income/Expense			Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
INTEREST INCOME
Investment securities:
Taxable	$(16,841)	(10,116)	(26,957)	24,117	8,469	32,586
Tax-exempt	(887)	357	(530)	(1,153)	108	(1,045)
Loans held for sale	(1,412)	(1,071)	(2,483)	4,981	(1,634)	3,347
Loans	8,062	(39,760)	(31,698)	35,789	32,566	68,355
Federal funds sold	(1,681)	(1,437)	(3,118)	2,869	123	2,992

Total interest income	(12,759)	(52,027)	(64,786)	66,603	39,632	106,235

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	181	(117)	64	(187)	(882)	(1,069)
Savings	2,900	(11,547)	(8,647)	(57)	12,613	12,556
Certificates and other time deposits (CDs)	(8,691)	(16,444)	(25,135)	40,134	26,195	66,329
Wholesale borrowings	(14,587)	(31,503)	(46,090)	17,946	18,624	36,570

Total interest expense	(20,197)	(59,611)	(79,808)	57,836	56,550	114,386

Net interest income	$7,438	7,584	15,022	8,767	(16,918)	(8,151)

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

      The net interest margin for 2001 was 4.20% compared to 3.93% in 2000 and 4.41% in 1999. As discussed in the previous section, the increase in the net interest margin during 2001 was primarily a result of lower interest rates paid on customer deposits and wholesale borrowings outpacing lower yields earned on loans and securities.

	2001	2000	1999

	(Dollars in thousands)
Net interest income	$391,456	376,244	383,986
Tax equivalent adjustment	3,652	3,842	4,251

Net interest income — FTE	$395,108	380,086	388,237

Average earning assets	$9,408,198	9,664,251	8,797,595

Net interest margin	4.20%	3.93%	4.41%

Other Income

      Excluding securities gains, other income totaled $179.1 million in 2001, an increase of $15.7 million, or 9.6%, from 2000 and $32.9 million, or 22.5%, from 1999. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	2001	2000	1999

	(Dollars in thousands)
Trust fees	$21,113	22,593	18,708
Service charges on deposits	53,477	47,728	42,659
Credit card fees	35,372	32,160	26,752
ATM and other service fees	14,690	15,280	14,223
Bank owned life insurance income	12,542	4,138	3,137
Investment services and life insurance fees	10,657	11,353	11,876
Gain from the sale of partnership interest	5,639	—	—
Manufactured housing income	4,643	4,335	8,412
Investment securities gains	3,341	507	8,527
Loan sales and servicing	12,089	10,529	9,035
Other operating income	8,856	15,268	11,381

	$182,419	163,891	154,710

      Trust fees decreased $1.5 million, or 6.6%, to $21.1 million in 2001. The decline was directly attributable to lower stock market returns in the current year compared to 2000’s market results. That is, fees tied to new accounts and account activity were less due to lower stock market investments, and fees associated with period-end portfolio balances were down because of lower market values at quarter and year ends.

      Service charges on deposits rose $5.7 million, or 12.0%, compared to last year. These fees are primarily based on the number of accounts, average account balances and customer checking and savings account activity. Credit card fees rose $3.2 million or 10.0% in 2001. The increase was due to higher debit card volume, increased merchant activity, and competitive cash advance and late fees.

      Bank owned life insurance income increased $8.4 million from last year as a result of an additional investment in the fourth quarter of 2000. During the first quarter, the Corporation sold an interest in a real estate partnership realizing a gain of $5.6 million. Loan sales and servicing income was up 14.8% due to increased mortgage and home equity loan origination, refinancing and sales activity during the 2001 declining interest rate environment.

      Other operating income totaled $8.9 million for 2001 and includes a $2.6 million restructure charge associated with the write-down of a manufactured housing subsidiary’s premises and equipment. As discussed throughout this document, restructure charges are associated with the exit from the manufactured housing financing business. Excluding the restructure charge, other operating income would have totaled $11.4 million.

      Excluding securities gains and the restructure charge mentioned in the preceding paragraph, other income as a percentage of net revenue equaled 31.5%, up from 30.1% last year. Net revenue is defined as net interest income on tax-equivalent basis plus other income less securities gains.

Federal Income Tax

      Federal income tax expense totaled $57.5 million in 2001 compared to $72.4 million in 2000. In 2001, the effective federal income tax rate for the Corporation, equaled 33.1% compared to 31.2% in 2000. During 1999, the effective federal income tax rate was 31.8%. Further federal income tax information is contained in Note 12 to the consolidated financial statements.

Other Expenses

      Other expenses were $328.6 million in 2001 compared to $275.2 million in 2000 and $316.5 million in 1999. Excluding restructure charges in 2001 and merger costs in 1999, other expenses for those years were $286.7 million and $282.9 million, respectively. A break-out of the 2001 restructure charges and the 1999 merger costs are shown in the adjustments column in the following table. Notes 2 and 6 to the consolidated financial statements provide additional information about costs incurred from the exit of the manufactured housing financing business and the 1999 acquisition of Signal Corp. Expenses that exclude the adjustments shown are referred to as “core” expenses throughout this section. Core expenses will be compared with 2000 results so that costs in both years will be on a “like-basis.” Core expenses, as defined in this section, is not considered to be compliance with GAAP. This Non-GAAP measurement may not be comparable to similarly titled results presented by other companies.

	Other Expenses

	2001			2000	1999

	Reported	Rest. Adjs	Core	Reported	Reported	Merger Adjs	Core

	(Dollars in thousands)
Salaries and wages	$106,808	(1,143)	105,665	101,416	110,716	(7,484)	103,232
Pension and benefits	25,311	—	25,311	26,751	28,146	(252)	27,894

Salaries, wages, pension and benefits	132,119	(1,143)	130,976	128,167	138,862	(7,736)	131,126
Net occupancy expense	20,497	—	20,497	20,739	20,178	—	20,178
Equipment expense	17,133	—	17,133	17,589	19,198	—	19,198
Taxes, other than federal income taxes	7,610	—	7,610	8,670	9,536	—	9,536
Stationery, supplies and postage	11,371	—	11,371	12,296	13,241	(38)	13,203
Bankcard, loan processing, and other fees	24,935	—	24,935	19,133	28,702	(7,016)	21,686
Advertising	5,339	—	5,339	4,913	6,535	(794)	5,741
Professional services	10,742	—	10,742	9,878	18,382	(8,856)	9,526
Telephone	5,087	—	5,087	5,381	7,156	—	7,156
FDIC assessment	1,402	—	1,402	1,597	2,093	—	2,093
Amortization of intangibles	9,370	—	9,370	10,552	10,989	—	10,989
Other operating expenses	82,992	(40,724)	42,268	36,277	41,634	(9,182)	32,452

Total other expenses	$328,597	(41,867)	286,730	275,192	316,506	(33,622)	282,884

      Core salaries, wages, pension and benefits totaled $131.0 million in 2001, a decrease of $2.8 million or 2.2% from last year. The decrease in salaries and wages were primarily attributable to continued emphasis on efficiency. Taxes, other than federal income taxes, declined $1.1 million or 12.2% mainly due to lower Ohio franchise taxes paid in 2001. Telephone expenses were down $294 or 5.5% as streamlining the communications systems throughout the organization continues. The FDIC assessment paid on customer deposits declined 12.2% commensurate with lower deposit balances at the measurement dates. Intangible amortization was $1.2 million less in the current year. See Note 1 to the consolidated financial statements for more information on new goodwill and other intangible asset accounting pronouncements. These new guidelines are expected to lower intangible asset amortization expense in 2002 and future periods. Net occupancy and equipment expenses were relatively unchanged from the prior year.

      Advertising and professional service fees increased almost 9% each. Additional emphasis on promotion of core deposit and retail loan products accounted for most of the rise in advertising expense while higher costs associated with past due loan balances accounted for the majority of the rise in professional fees. Bankcard and other loan processing costs increased $5.8 million as new loan and refinancing activity for several loan categories was considerably higher in 2001 as a result of interest rates approaching or exceeding historical lows. Offsetting the higher loan processing costs were higher loan sales and servicing fees as noted in the preceding other income section of management’s discussion and analysis of financial condition and operating results.

      The efficiency ratio for 2001 was 48.09% compared to 48.69% in 2000 and 50.86% in 1999. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue — that is, during 2001, 48.09 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less securities gains.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with the Financial Accounting Standards Board Statement No. 115, “Accounting

for Certain Investments in Debt and Equity Securities,” securities have been classified as available-for-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized gains and losses, is excluded from earnings and reported net of taxes as a separate component of shareholders’ equity. The pre-tax adjustment to increase fair value at year-end 2001 was $23.1 million and to increase fair value at year-end 2000 was $47.6 million.

      At year-ends 2001 and 2000, investment securities totaled $2.0 billion. The decrease in the U.S. Treasury and agency category was offset by an increase in the mortgage-backed securities category.

      A summary of investment securities’ carrying value is presented below as of year-ends 2001 and 2000. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

CARRYING VALUE OF INVESTMENT SECURITIES

	Year-Ends,
			Dollar	%
	2001	2000	Change	Change

	(Dollars in thousands)
U.S. Treasury & Government agency obligations	$484,028	622,117	(138,089)	-22%
Obligations of states and political subdivisions	109,949	102,744	7,205	7%
Mortgage-backed securities	1,156,551	996,843	159,708	16%
Other securities	268,731	280,587	(11,856)	-4%

	$2,019,259	2,002,291	16,968	1%

			Over One Year		Over Five Years
	One Year or Less		Through Five Years		Through Ten Years		Over Ten Years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

U.S. Treasury securities	$1,028	4.95%	1,397	6.57%	—	—	—	—
U.S. Government agency obligations	132	4.69%	185,699	4.70%	92,938	5.17%	202,834	5.03%
Obligations of states and political subdivisions	8,573	8.73%*	28,325	7.83%*	24,221	7.28%*	48,830	5.06%*
Mortgage-backed securities	460	5.99%	100,222	6.62%	148,145	5.86%	907,724	6.10%
Other securities	2,258	4.51%	—	—	4,224	4.96%	262,249	4.92%

	$12,451	7.51%	315,643	5.60%	269,528	5.74%	1,421,637	5.69%

Percent of total	0.62%		15.63%		13.35%		70.40%

*	Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 2001.

      At year-end 2001, Collateralized Mortgage Obligations (“CMOs”) totaled $300.6 million, representing approximately 14.9% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders’ equity.

      The average yield on the investment portfolio was 6.18% in 2001 compared to 6.61% in 2000 and 6.19% in 1999.

Loans

      Total loans outstanding at year-end 2001 increased 2.1% compared to one year ago, or were $7.4 billion compared to $7.2 billion at year-end 2000. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Commercial loans	$3,486,199	3,251,761	3,122,520	2,613,838	2,073,855
Mortgage loans	638,908	848,225	878,323	1,612,013	1,839,201
Installment loans	1,560,905	1,497,270	1,471,149	1,270,014	1,145,004
Home equity loans	502,521	453,462	408,343	306,358	275,819
Credit card loans	132,746	117,494	108,163	99,541	103,041
Manufactured housing loans	808,476	786,641	753,254	289,308	110,827
Leases	257,565	282,232	272,429	170,898	185,867

Total loans	$7,387,320	7,237,085	7,014,181	6,361,970	5,733,614
Less allowance for possible loan losses	125,235	108,285	104,897	96,149	67,736

Net loans	$7,262,085	7,128,800	6,909,284	6,265,821	5,665,878

At December 31, 2001

Commercial Loans

Due in one year or less	$620,655
Due after one year but within five years	1,143,496
Due after five years	2,278,145

Total	$1,722,048

Loans due after one year with interest at a predetermined fixed rate	$780,063
Loans due after one year with interest at a floating rate	2,641,578

Total	$3,421,641

      Period-end commercial loans were $3.5 billion, an increase of $234.4 million, or 7.21% from December 31, 2000. Specific sectors showing notable growth included loans to producers of durable goods such as plumbing wholesalers, tires and tubes wholesalers, manufacturers of industrial machinery and commercial developers.

      Mortgage loans, primarily single family properties, continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market. The year-over-year decline in residential mortgage loans held on the Corporation’s balance sheet totaled $209.3 million, or 25%. The decline in these balances is intentional as proceeds from the paydown of principal are used to fund higher yielding commercial and consumer loans.

      Home equity and credit card outstandings increased over 10% each since December 31, 2000. These higher yielding loans continue to be emphasized in the Corporation’s sales efforts.

      Installment loans increased $63.6 million, or 4.25%, mainly due to higher used car originations. Manufactured housing balances rose $21.8 million or 2.78% during the year. On October 31, 2001, the Corporation announced its exit from the manufactured housing financing business. The charges associated with exiting this business, as well as further discussion regarding the reasons for the change, can be found in Note 6 to the Consolidated Financial Statements and the “Other Income” and “Other Expenses” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The Corporation maintains what Management believes is an adequate allowance for loan losses. FirstMerit and FirstMerit Bank regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, non-performing assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 4 and 5 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. Specifically, Note 5 displays and discusses the components that make up the allowance for loan losses.

      At December 31, 2001, the allowance for loan losses was $125.2 million, or 1.70% of loans outstanding, compared to $108.3 million, or 1.50% at year-end 2000, and $104.9 million, or 1.50% at year-end 1999. The allowance equaled 218.4% of non-performing loans at year-end 2001 compared to 357.1% at year-end 2000.

      Net charge-offs were $44.9 million in 2001 compared to $29.3 million in 2000 and $29.7 million in 1999. As a percentage of average loans outstanding, net charge-offs equaled 0.61% in 2001, 0.40% in 2000 and 0.43% in 1999. Losses are charged against the allowance as soon as they are identified.

      A five-year summary of activity follows:

Allowance for Possible Loan Losses

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Allowance for loan losses at January 1,	$108,285	104,897	96,149	67,736	60,087
Loans charged off:
Commercial	10,100	7,089	7,539	3,894	1,838
Mortgage	469	885	1,375	640	291
Installment	22,978	20,269	19,370	20,510	20,070
Home equity	1,859	1,673	1,975	849	437
Credit cards	7,693	6,817	7,442	5,177	4,468
Manufactured housing	15,339	10,886	9,091	590	286
Leases	3,447	1,809	1,043	1,274	1,294

Total	61,885	49,428	47,835	32,934	28,684

Recoveries:
Commercial	892	4,805	3,997	1,930	1,121
Mortgage	92	77	17	1,198	49
Installment	9,104	9,162	8,363	7,139	6,961
Home equity	669	686	523	265	74
Credit cards	1,658	1,651	3,968	1,045	1,545
Manufactured housing	3,654	3,053	578	102	78
Leases	959	674	679	532	476

Total	17,028	20,108	18,125	12,211	10,304

Net charge-offs	44,857	29,320	29,710	20,723	18,380

Acquisition adjustment	—	—	1,028	8,215	2,511

Provision for loan losses	61,807	32,708	37,430	40,921	23,518

Allowance for loan losses at December 31,	$125,235	108,285	104,897	96,149	67,736

Average loans outstanding	$7,373,493	7,275,036	6,865,330	6,131,665	5,468,587

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Ratio to average loans:
Net charge-offs	0.61%	0.40%	0.43%	0.34%	0.34%
Provision for loan losses	0.84%	0.45%	0.55%	0.67%	0.43%

Loans outstanding at end of year	$7,387,320	7,237,085	7,014,181	6,361,970	5,733,614

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.70%	1.50%	1.50%	1.51%	1.18%
As a multiple of net charge-offs	2.79	3.69	3.53	4.64	3.69

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

Nonperforming Assets

      Nonperforming assets consist of :

*	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

*	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

*	ORE acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands)
Impaired Loans:
Nonaccrual	$54,125	28,039	20,159	10,883	12,129
Restructured	84	150	47	85	89

Total impaired loans	54,209	28,189	20,206	10,968	12,218
Other Loans:
Nonaccrual	3,128	2,135	1,905	8,456	10,210
Restructured	—	—	—	—	—

Total Other nonperforming loans	3,128	2,135	1,905	8,456	10,210

Total nonperforming loans	57,337	30,324	22,111	19,424	22,428

Other real estate owned (ORE)	10,163	6,067	3,173	3,789	2,296

Total nonperforming assets	67,500	36,391	25,284	23,213	24,724

Loans past due 90 days or more accruing interest	$43,220	31,440	30,878	18,911	11,327

Total nonperforming assets as a percent of total loans & ORE	0.91%	0.50%	0.36%	0.36%	0.43%

      Nonperforming assets at year end were $67.5 million, $36.4 million at year-end 2000 and $25.3 million at year-end 1999. As a percentage of total loans outstanding plus ORE, nonperforming assets were 0.91% at year-end 2001 and 0.50% at December 31, 2000 and 0.36% at year-end 1999. The average balances of impaired loans for the years ended 2001 and 2000 were $43.5 million and $25.9 million, respectively.

      For the year ended 2001, impaired assets earned $1.5 million in interest income. Had they not been impaired, they would have earned $3.2 million. For the same 2000 period, total nonperforming loans earned $1.6 million in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on non-accrual status, or restructured, they would have earned $3.5 million.

      In addition to nonperforming loans and loans 90 days past due and still accruing interest, Management identified potential problem loans totaling $129.6 million at year-end 2001. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Deposits

      Average deposits for both 2001 and 2000 totaled $7.4 billion, an increase of 9.5% when compared to 1999 levels. Even though total deposits were the same as last year, the mix of customer accounts changed as the declining interest rate environment, as well as uncertainty in the stock market, influenced depositors to become more liquid. As a result, higher costing CDs were replaced by lower-yielding, but more liquid, checking, savings and money market accounts. A more specific accounting of the changes in mix are given in the following paragraph.

      Total demand deposits comprised 23.2% of average deposits in 2001 compared with 22.5% last year and 25.3% in 1999. Savings accounts, including money market products, made up 25.7% of average deposits in 2001 compared to 24.1% in 2000 and 26.3% in 1999. CDs made up 51.1% of average deposits in 2001, 53.4% in 2000 and 48.3% in 1999.

      The average cost of deposits and wholesale borrowings was down 81 basis points compared to one year ago, or 4.17% in 2001 compared to 4.98% last year.

	Years Ended December 31 ,

	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand deposits- non-interest bearing	$1,058,611	—	$1,032,992	—	1,055,306	—
Demand deposits- interest bearing	667,406	0.56%	635,414	0.58%	667,469	1.81%
Savings and money market deposits	1,915,006	2.31%	1,789,464	2.96%	1,791,390	2.65%
Certificates and other time deposits	3,800,574	5.55%	3,957,140	5.97%	3,284,516	5.47%

Total customer deposits	7,441,597	3.48%	7,415,010	3.95%	6,798,681	3.16%
Wholesale borrowings	1,660,586	4.60%	1,951,841	6.28%	1,666,025	5.16%

Total funds	$9,102,183		9,366,851		8,464,706

      The following table summarizes the certificates and other time deposits in amounts of $0.1 million or more as of year-end 2001, by time remaining until maturity.

Time until maturity:	Amount

Under 3 months	$481,189
3 to 12 months	432,683
Over 12 months	502,388

$1,416,260

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

      Focusing on estimated repricing activity within 90 days subsequent to year end, the Corporation was in a liability-sensitive position as illustrated in the following table:

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

Interest Earning Assets:
Loans and leases	$1,947,678	145,620	157,707	392,963	851,519	3,936,733	7,432,220
Investment securities	91,842	51,014	167,546	108,819	135,898	1,464,140	2,019,259

Total Interest Earning Assets	$2,039,520	196,634	325,253	501,782	987,417	5,400,873	9,451,479

Interest Bearing Liabilities:
Demand — interest bearing	6,789	6,717	84,156	19,517	37,212	563,782	718,173
Savings	15,070	14,890	692,424	33,588	81,644	1,105,527	1,943,143
Certificate and time deposits	364,350	208,495	500,378	846,908	559,718	1,245,051	3,724,900
Wholesale borrowings	922,930	100,609	0	0	10,105	554,635	1,588,279

Total Interest Bearing Liabilities	$1,309,139	330,711	1,276,958	900,013	688,679	3,468,995	7,974,495

Total GAP	$730,381	(134,077)	(951,705)	(398,231)	298,738	1,931,878	1,476,984

Cumulative GAP	$730,381	596,304	(355,401)	(753,632)	(454,894)	1,476,984

Market Risk

      Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. The Corporation is primarily exposed to interest rate risk as a result of offering a wide array of financial products to its customers.

      Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (“ALCO”) oversees market risk management, establishing risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk reside in the Corporate Treasury function.

      Interest rate risk on Corporation’s balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Options risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

      The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of year-end 2001 and 2000:

	Immediate Change in Rates

	-200 bp	-100 bp	+100 bp	+200 bp

December 31, 2001	Not relevant	($2,300)	($4,100)	($8,700)
	—	(0.5%)	(0.9%)	(2.0%)
December 31, 2000	+$11,100	+6,800	($7,500)	($16,300)
	+2.9%	+1.8%	(2.0%)	(4.3%)

      Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by the ALCO department. The ALCO department uses a sophisticated data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities, e.g., savings, money market and NOW accounts, balance trends and repricing relationships reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly. Each year the forecasting accuracy of the model is tested in a back-test study. This study measures how closely the model would have predicted future net interest income by substituting actual interest rates and balance sheet volumes in a historical model, such as the risk model from one year ago. All other assumptions remain as they were in the historical model. Net interest income is simulated and compared to actual results. The results of the back-test performed in 2001, using the volatile period of January 2001 through November 2001, showed the model’s assumptions were appropriate as simulated net interest income was within 0.5% of realized net interest income. ALCO and the Board of Directors review the results of the back-test study.

      The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allows management to measure longer-term repricing and option risk in the balance sheet.

Capital Resources

      Shareholders’ equity at December 31, 2001 totaled $910.8 million compared to $914.9 million at December 31, 2000 and $833.6 million at December 31, 1999.

	2001		2000		1999

	(In thousands)
Total equity	$910,807	8.94%	914,889	8.96%	833,575	8.24%
Common equity	909,598	8.92%	912,388	8.93%	829,697	8.20%
Tangible common equity (a)	770,102	7.66%	761,060	7.56%	668,321	6.71%
Tier 1 capital (b)	784,818	9.09%	794,736	9.34%	734,492	8.81%
Total risk-based capital (c)	1,043,061	12.07%	1,053,322	12.38%	843,658	10.12%
Leverage (d)	784,818	7.75%	794,736	7.80%	734,492	7.47%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The FDICIA set capital guidelines for a financial institution to be considered “well-capitalized.” These guidelines require a risk-based capital ratio of 10%, a Tier I capital of 6% and a leverage ratio of 5%. At year-end 2001, the Corporation’s risk-based capital equaled 12.07% of risk-adjusted assets, its Tier I capital ratio equaled 9.09% and its leverage ratio equaled 7.75%.

      During 2001, the Corporation’s Directors increased the quarterly cash dividend, marking the twentieth consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.24 has an indicated annual rate of $0.96 per share. Over the past five years the dividend has increased at an annual rate of approximately 11.0%.

Liquidity Risk Management

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

      The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation is able to raise significant liquidity in the form of deposit gathering campaigns. During 2001, the Corporation’s indexed money market account product balances increased by $140 million to $678 million. The products’ pricing features limited disintermediation from other lower cost bank deposit products.

      Funding Trends for the Year. During 2001, investment portfolio maturities and cash flows were used to pay down short-term borrowings. On average the investment portfolio decreased $336 million while wholesale borrowings decreased $291 million. Retail CDs decreased $157 million on average as higher-rate CDs were allowed to mature. Growth in lower cost non-maturity deposits exceeded the run-off retail CDs as total deposits increased by $27 million. Index money market account balances increased $291 million on average, as the rate paid on the accounts was attractive in a falling rate environment.

      Parent Company Liquidity. FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2001, FirstMerit Bank paid FirstMerit Corporation a total of $128.5 million in dividends. As of year-end 2001, FirstMerit Bank had an additional $42.7 million available to pay dividends without regulatory approval. In addition, the parent company has a $100 million revolving loan commitment from a syndicate of banks, which is used for general corporate purposes. The loan commitment is repaid with earnings from the banking subsidiary. The pricing on the loan commitment is based on LIBOR; the outstanding balance at year-end 2001 was $0.

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

      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2001, the Corporation and its subsidiaries all exceeded the minimum capital levels of the well capitalized category.

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

      FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 2001.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,

	2001	2000

	(In thousands)
ASSETS
Investment securities (at market value)	$2,019,259	2,002,291
Federal funds sold & other interest-earning assets	—	8,100
Loans held for sale	44,900	135,753
Commercial loans	3,486,199	3,251,761
Mortgage loans	638,908	848,225
Installment loans	1,560,905	1,497,270
Home equity loans	502,521	453,462
Credit card loans	132,746	117,494
Manufactured housing loans	808,476	786,641
Leases	257,565	282,232

Total earning assets	9,451,479	9,383,229

Allowance for loan losses	(125,235)	(108,285)
Cash and due from banks	190,020	235,918
Premises and equipment, net	128,912	133,894
Intangible assets	139,496	152,107
Accrued interest receivable and other assets	408,702	418,340

Total assets	$10,193,374	10,215,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,153,184	1,078,586
Demand-interest bearing	718,173	681,771
Savings	1,943,143	1,805,505
Certificates and other time deposits	3,724,900	4,049,070

Total deposits	7,539,400	7,614,932

Wholesale borrowings	1,588,279	1,563,404
Accrued taxes, expenses, and other liabilities	154,888	121,978

Total liabilities	9,282,567	9,300,314

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; 50,637 and 105,658 shares outstanding at December 31, 2001 and 2000, respectively	1,209	2,501
Common stock, without par value: authorized 300,000,000 shares; issued 91,979,362 at December 31, 2001 and 2000	127,937	127,937
Capital surplus	115,388	113,326
Accumulated other comprehensive income	3,404	(13,798)
Retained earnings	838,569	802,905
Treasury stock, at cost, 6,988,076 and 4,947,047 shares, at December 31, 2001 and 2000, respectively	(175,700)	(117,982)

Total shareholders’ equity	910,807	914,889

Total liabilities and shareholders’ equity	$10,193,374	10,215,203

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2001	2000	1999

	(In thousands except per share
	data)
Interest income:
Interest and fees on loans	$609,195	643,256	571,497
Interest and dividends on investment securities:
Taxable	112,143	139,099	106,513
Exempt from federal income taxes	5,483	5,944	6,637

	117,626	145,043	113,150
Interest on federal funds sold	78	3,196	204

Total interest income	726,899	791,495	684,851

Interest expense:
Interest on deposits:
Demand-interest bearing	3,769	3,705	4,774
Savings	44,236	52,883	40,327
Certificates and other time deposits	210,977	236,112	169,783
Interest on wholesale borrowings	76,461	122,551	85,981

Total interest expense	335,443	415,251	300,865

Net interest income	391,456	376,244	383,986
Provision for loan losses	61,807	32,708	37,430

Net interest income after provision for loan losses	329,649	343,536	346,556

Other income:
Trust department	21,113	22,593	18,708
Service charges on deposits	53,477	47,728	42,659
Credit card fees	35,372	32,160	26,752
ATM and other service fees	14,690	15,280	14,223
Bank owned life insurance income	12,542	4,138	3,137
Investment services and insurance	10,657	11,353	11,876
Gain from sale of partnership interest	5,639	—	—
Manufactured housing income	4,643	4,335	8,412
Investment securities gains, net	3,341	507	8,527
Loan sales and servicing	12,089	10,529	9,035
Other operating income	8,856	15,268	11,381

Total other income	182,419	163,891	154,710

Other expenses:
Salaries, wages, pension and benefits	132,119	128,167	138,862
Net occupancy expense	20,497	20,739	20,178
Equipment expense	17,133	17,589	19,198
Stationary, supplies and postage	11,371	12,296	13,241
Bankcard, loan processing and other costs	24,935	19,133	28,702
Professional fees	10,742	9,878	18,382
Amortization of intangible assets	9,370	10,552	10,989
Other operating expenses	102,430	56,838	66,954

Total other expenses	328,597	275,192	316,506

Income before taxes, extraordinary item and cumulative effect of change in accounting method	183,471	232,235	184,760
Federal income taxes	60,867	72,448	59,043

Income before extraordinary item and change in accounting method	122,604	159,787	125,717
Extraordinary item, extinguishment of debt, net of taxes of $3,148	—	—	(5,847)
Cumulative effect of Residual Interest accounting change, net of taxes of $3,392	(6,299)	—	—

Net income	$116,305	159,787	119,870

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses), net of tax expense (benefit), arising during period	15,030	30,954	(56,483)
Less: reclassification adjustment for gains (losses) realized in net income, net of taxes	(2,172)	(330)	(5,543)

Net unrealized gains (losses), net of tax expense (benefit)	17,202	31,284	(50,940)

Comprehensive income	$133,507	191,071	68,930

Net income applicable to common shares	$122,482	159,258	119,563

Weighted average number of common shares outstanding — basic	85,594	88,122	90,320
Weighted average number of common shares outstanding — diluted	86,289	88,861	91,523
Basic EPS before extraordinary item and change in accounting method	$1.43	1.81	1.38

Diluted EPS before extraordinary item and change in accounting method	$1.42	1.80	1.37

EPS effect of extraordinary charge, net of taxes	$—	—	(0.06)

EPS effect of cumulative change in accounting method, net of taxes	$(0.07)	—	—

Basic Earnings per Share	$1.36	1.81	1.32

Diluted Earnings per Share	$1.35	1.80	1.31

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

	(In thousands except per share data)
Balance at December 31, 1998	$9,299	122,387	117,845	5,858	668,837	(17,570)	906,656
Net income	—	—	—	—	119,871	—	119,871
Cash dividends — common stock ($0.76/share)	—	—	—	—	(68,627)	—	(68,627)
Cash dividends — preferred stock	—	—	—	—	(305)	—	(305)
Options exercised/debentures, preferred stock converted	(5,421)	5,596	(915)	—	—	12,549	11,809
Treasury shares purchased	—	—	—	—	—	(85,666)	(85,666)
Market adjustment investment securities	—	—	—	(50,940)	—	—	(50,940)
Other	—	(46)	—	—	35	788	777

Balance at December 31, 1999	3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575
Net income (loss)	—	—	—	—	159,787	—	159,787
Cash dividends — common stock ($0.86 per share)	—	—	—	—	(76,162)	—	(76,162)
Cash dividends — preferred stock	—	—	—	—	(218)	—	(218)
Options exercised/debentures, preferred stock converted	(1,377)	—	(3,604)	—	—	6,807	1,826
Treasury shares purchased	—	—	—	—	—	(34,890)	(34,890)
Market adjustment investment securities	—	—	—	31,284	—	—	31,284
Other	—	—	—	—	(313)	—	(313)

Balance at December 31, 2000	2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889
Net Income	—	—	—	—	116,305	—	116,305
Cash dividends — common stock ($0.93 per share)	—	—	—	—	(80,050)	—	(80,050)
Cash dividends — preferred stock	—	—	—	—	(122)	—	(122)
Options exercised (146,540 shares)	—	—	(1,803)	—	—	3,717	1,914
Preferred stock converted (149,001 shares)	(1,292)	—	(2,535)	—	—	3,827	0
Debentures converted (9,092 shares)	—	—	(127)	—	—	207	80
Treasury shares purchased (2,592,402 shares)	—	—	—	—	—	(65,182)	(65,182)
Deferred compensation trust (246,740 shares)	—	—	6,068	—	—	(287)	5,781
Market adjustment investment securities	—	—	—	17,202	(527)	—	16,675
Other	—	—	459	—	58	—	517

Balance at December 31, 2001	$1,209	127,937	115,388	3,404	838,569	(175,700)	910,807

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2001	2000	1999

	(In thousands)
Operating Activities
Net income	$116,305	159,787	119,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	61,807	32,708	37,430
Provision for depreciation and amortization	15,569	15,788	15,744
Amortization of investment securities premiums, net	209	606	2,196
Amortization of income for lease financing	(16,464)	(14,140)	(13,679)
Gains on sales of investment securities, net	(3,341)	(507)	(8,527)
Deferred federal income taxes	3,068	20,438	(17,993)
Increase (decrease) in interest receivable	16,794	(11,839)	(18,073)
Increase (decrease) in interest payable	(27,226)	27,558	21,084
Proceeds from sales of loans	269,148	101,192	50,596
Gains on sales of loans, net	(1,587)	(1,718)	(633)
(Increase) in other real estate and other property	(2,060)	(7,884)	(3,731)
(Increase) decrease in other prepaid assets	466	(8,360)	(4,757)
Increase (decrease) in accounts payable	15,541	(27,360)	12,805
(Increase) in bank owned life insurance	(12,501)	(139,193)	(29,032)
Amortization of values ascribed to acquired intangibles	9,370	10,552	10,989
Other increase (decreases)	51,614	(41,817)	16,028

NET CASH PROVIDED BY OPERATING ACTIVITIES	496,712	115,811	190,317

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	452,280	310,400	723,164
Available-for-sale — maturities	602,057	303,204	498,213
Purchases of investment securities available-for-sale	(1,042,518)	(172,643)	(1,784,544)
Net (increase) decrease in federal funds sold	8,100	17,000	(18,361)
Net increase in loans and leases, except sales	(355,336)	(429,024)	(726,707)
(Increase) in capitalized software	(2,588)	(12,490)	(3,298)
Purchases of premises and equipment	(15,355)	(22,912)	(22,321)
Sales of premises and equipment	4,768	5,449	12,214

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(348,592)	(1,016)	1,321,640

Financing Activities
Net increase (decrease) in demand, NOW and savings deposits	248,638	199,383	(388,003)
Net increase (decrease) in time deposits	(324,170)	555,402	402,172
Net increase (decrease) in wholesale borrowings	24,875	(739,289)	1,158,039
Repayment of mandatorily redeemable preferred securities	—	—	(11,022)
Cash dividends — common and preferred	(80,173)	(76,380)	(68,932)
Purchase of treasury shares	(65,182)	(34,890)	(85,666)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	1,994	1,826	11,809

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(194,018)	(93,948)	1,018,397

Increase (decrease) in cash and cash equivalents	(45,898)	20,847	(112,926)
Cash and cash equivalents at beginning of year	235,918	215,071	327,997

Cash and cash equivalents at end of year	$190,020	235,918	215,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$436,513	206,392	156,626
Income taxes	$55,065	75,202	48,315

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

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its direct subsidiaries: FirstMerit Bank, National Association, Citizens Investment Corporation, Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, and SF Development Corp.

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

(f)	Loans and Loan Income

Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is generally accrued on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

principal balances of loan outstandings using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is questionable. Loan commitment fees are generally deferred and amortized into other (noninterest) income on a straight-line basis over the commitment period. Unearned discounts on consumer loans are recognized by the interest method.

(g)	Loans held for sale

Loans classified as held for sale are carried at lower of cost or market value. If these loan values decline in subsequent reporting periods before sales occur, the loans are written down to fair market value with the charge recorded against income. Upon their sale, differences between carrying value and sales proceeds realized are also recorded to income.

(h)	Lease financing

The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. Residual values of leased assets are reviewed on an annual basis for impairment. Declines in residual values judged to be other than temporary are recognized in the period such determinations are made.

(i)	Provision for Loan Losses

The provision for loan losses charged to operating expenses is determined based on Management’s evaluation of the loan portfolios and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management’s judgment, require current recognition.

(j)	Nonperforming Loans

With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans and leases are in the process of collection and, in Management’s opinion, are fully secured. Residential real estate loans over 150 days past due are placed on nonaccrual status, while other consumer loans are generally written off when deemed uncollectable or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, uncollected interest accrued in prior years is charged against the allowance for loan losses and current year accrued interest is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans above certain dollar amounts, but exclude certain consumer loans, residential real estate loans, and lease financing assets classified as nonaccrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s or loan pool’s effective interest rate or, as a practical alternative, at the observable market price of the loan or loan pool, or the fair value of the collateral if the loan or loan pool is collateral dependent.

(k)	Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses in the portfolio. The Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans, that may be susceptible to significant change. Increases to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Corporation’s allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent an estimation performed according to either Financial Accounting Standards No. 5 or No. 114. Management’s estimate of each allowance component is based on certain observable data that Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 5 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

A key element of the methodology for determining the allowance for loan losses is the Corporation’s credit risk-evaluation process, which includes credit-risk grading individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual or rotational basis or as Management becomes aware of information affecting a borrower’s ability to fulfill its obligation.

(l)	Mortgage Servicing Fees

The Corporation generally records loan administration fees earned for servicing loans for investors as income is collected. Earned servicing fees and late fees related to delinquent loan payments are also recorded as income is collected.

(m)	Federal Income Taxes

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

(n)	Goodwill and Intangible Assets

The Financial Accounting Standards Board issued Statement of Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The different implementation requirements of the standard are staged in 2002. The Corporation estimates the adoption of SFAS 142 will increase after-tax 2002 earnings by approximately $7 million.

For 2001 and previous reporting periods, the values ascribed to acquired intangibles, including goodwill and core deposit premiums, were amortized to expense over periods ranging from 4.5 years to 25 years. The amortization periods represented the estimated remaining lives of the assets acquired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(o)	Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported on an accrual basis of accounting.

(p)	Per Share Data

Basic earnings per share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less preferred dividends plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 22 to the consolidated financial statements illustrates the Corporation’s earnings per share calculations for 2001, 2000, and 1999.

(q)	Derivative Instruments and Hedging Activities

In June 1998, the FASB issued statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivative as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualities for hedge accounting exist, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of SFAS No. 133.” SFAS 137 delayed the implementation of SFAS 133 by one year. As a result, the Corporation adopted SFAS 133 in the first quarter 2001.

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

At January 1, 2001, the impact of adopting SFAS 133 was a net increased of $11.4 million to investment securities for the fair value of derivative instruments and a net increased of the same amount to hedged liabilities. The net effect of derivative instruments not qualifying for hedge accounting was less than $0.1 million at January 1, 2001.

At December 31, 2001, two of the three swaps mentioned previously remain outstanding. In 2001, SFAS 133-related entries increased net income by $64 and affected assets and liabilities by less than $1 million each.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(r)	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement No. 140 replaces and carries over most of the provisions of FASB Statement No. 125 and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement No. 140 is effective for transfers occurring after March 31, 2001, however, is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The effect of implementation of the Statement’s provisions at December 31, 2000 was immaterial to the Corporation. The implementation of the remaining provisions of the Statement effective subsequent to March 31, 2001 had no material effect on its earnings or financial condition.

(s)	Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(t)	Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 requires both the recognition of any liability incurred in connection with the retirement of an asset, and the capitalization of the cost as part of the carrying value of the related asset. The capitalized asset is then depreciated over its estimated remaining life. This standard will be implemented in the first quarter of 2003.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes Statement No. 121, supersedes the accounting and reporting provisions of APB Opinion No. 30, and amends ARB No. 51. Statement No. 144 addresses accounting for a segment of a business accounted for as a discontinued operation and resolves significant implementation issues related to Statement No. 121. This statement will be implemented by the Corporation in 2002.

Prior to the issuance of Statement No. 144, the Corporation followed Statement No. 121 and reviewed long-lived assets for impairment when recoverability of the assets came into question. When assessing impairment, the Corporation utilizes observable market values, when available, or estimated expected future cash flows based on reasonable and supportable assumptions and projections.

The adoption of Standard No. 143 and Standard No. 144 are not expected to have a material impact on the Corporation’s statements of financial condition, results of operations, or liquidity.

2. Acquisitions and merger-related expenses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

3.	Investment Securities

      Investment securities are composed of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2001
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$478,644	6,167	783	484,028
Obligations of state and political subdivisions	109,136	1,248	435	109,949
Mortgage-backed securities	1,147,309	12,867	3,625	1,156,551
Other securities	278,933	623	10,825	268,731

	$2,014,022	20,905	15,668	2,019,259

As of December 31, 2000
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$626,488	651	5,022	622,117
Obligations of state and political subdivisions	101,959	942	157	102,744
Mortgage-backed securities	1,003,043	2,880	9,080	996,843
Other securities	291,219	420	11,052	280,587

	$2,022,709	4,893	25,311	2,002,291

      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market
	Cost	Value

Due in one year or less	$12,409	12,451
Due after one year through five years	310,784	315,643
Due after five years through ten years	266,706	269,528
Due after ten years	1,424,123	1,421,637

	$2,014,022	2,019,259

      Proceeds from sales of investment securities during the years 2001, 2000 and 1999 were $452,280, $310,400 and $723,164, respectively. Gross gains of $12,328, $2,513 and $10,032 and gross losses of $8,987, $2,006 and $1,505 were realized on these sales, respectively.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $1,364,240 and $1,644,163 at December 31, 2001 and December 31, 2000, respectively.

4. Loans

      Loans outstanding by categories are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	As of December 31,

	2001	2000	1999

Commercial loans	$3,486,199	3,251,761	3,122,520
Mortgage loans	638,908	848,225	878,323
Installment loans	1,560,905	1,497,270	1,471,149
Home equity loans	502,521	453,462	408,343
Credit card loans	132,746	117,494	108,163
Manufactured housing loans	808,476	786,641	753,254
Leases	257,565	282,232	272,429

	$7,387,320	7,237,085	7,014,181

      Within the commercial loan category, commercial real estate construction loans totaled $416.8 million and $370.6 million at December 31, 2001 and 2000, respectively. The allowance for loan losses associated with these loans totaled approximately $5.0 million at December 31, 2001 and 2000. Single-family real estate construction loans and their related allowance for loan losses were relatively immaterial at December 31, 2001 and 2000.

      Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 5 to the Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

	2001	2000	1999

Aggregate amount at beginning of year	$41,691	44,521	26,082
Additions (deductions):
New loans	13,767	38,236	35,193
Repayments	(16,096)	(40,937)	(13,571)
Changes in directors and their affiliations	(102)	(129)	(3,183)

Aggregate amount at end of year	$39,260	41,691	44,521

5. Allowance for Possible Loan Losses

      The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to SFAS 5, AICPA SOP “Allowance for Credit Losses” (for pools of loans) and SFAS 114 (for individually impaired loans). The components include the following: (a) a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for consumer loan pools) and (b) a component for industry risk exposure. The Corporation’s historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.

      The SFAS 114 component of the allowance for loan losses is determined as part of the Corporation’s credit risk-grading process. The credit-risk grading process for commercial loans is summarized as follows:

      “Pass” Loans (Grades 1, 2, 3, 4) are not considered a greater than normal credit risk. Generally, the borrowers have the apparent ability to satisfy obligations to the bank, and the Corporation anticipates insignificant uncollectable amounts based on its individual loan review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      “Special-Mention” Loans are commercial loans that have identified potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution’s credit position.

      “Substandard” Loans are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt pursuant to the contractual principal and interest terms. Such loans are characterized by the distinct possibility that the Corporation may sustain some loss if the deficiencies are not corrected. All substandard loans of $300 thousand or more are included in the “Individually Impaired Loans” category and are measured in accordance with SFAS 114.

      “Doubtful” Loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that existing facts, conditions, and values make collection or liquidation in full highly improbable. Such loans are currently managed separately to determine the highest recovery alternatives. All doubtful loans of $100 thousand or more are included in the “Individually Impaired Loans” category and are measured in accordance with SFAS 114.

      Once it is determined that it is probable an individual loan is impaired, the Corporation measures the amount of impairment for the loan based primarily on the appraised or estimated value of collateral, assuming orderly liquidation, less costs of sale.

      SFAS 5, as amended, components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analyses of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring the inherent probable loss in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans over the life of the pool discounted at the average pool interest rate. Although the number of loans observed in worse risk rating (commercial) or worse delinquency (consumer) categories increased from 2000 to 2001, the losses experienced within those categories did not change materially from 2000 to 2001.

      The industry exposure component of the allowance for loan losses reflects Management’s assertion that it is probable there are additional incurred credit losses related to manufactured housing that are not adequately captured in the historical loss experience component. The principal factor influencing Management’s assessment of manufactured housing is the decision by the Company to cease originating manufactured housing loans through its Mobile Consultants Inc. subsidiary. Management believes it is probable this decision will lead to lower sale prices for repossessed units and a larger percentage loss for each unit repossessed.

      Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,

	2001	2000	1999

Balance at January 1,	$108,285	104,897	96,149
Additions (deductions):
Acquisition adjustment/other	—	—	1,028
Provision for loan losses	61,807	32,708	37,430
Loans charged off	(61,885)	(49,428)	(47,836)
Recoveries on loans previously charged off	17,028	20,108	18,126

Balance at December 31,	$125,235	108,285	104,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2001

	Loan Type

					Home	Mfd	Credit	Res
	Commercial	Commercial		Installment	Equity	Housing	Card	Mortgage
Allowance for Loan Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Loans	Total

Individually Impaired Loan Component:
Loan balance	$115,476	40,616	1,791	0	0	0	0	0	157,883
Allowance	15,789	4,075	200	0	0	0	0	0	20,064
Collective Loan Impairment Components:
Historical Loss Experience:
Credit risk-graded loans (1)
Grade 1 loan balance	113,193	10,653	12						123,858
Grade 1 allowance	230	21	0						251
Grade 2 loan balance	138,180	140,968	8,983						288,131
Grade 2 allowance	293	564	18						875
Grade 3 loan balance	181,981	323,438	65,869						571,288
Grade 3 allowance	1,043	1,941	296						3,280
Grade 4 loan balance	1,064,275	1,162,014	40,897						2,267,186
Grade 4 allowance	8,932	9,191	327						18,450
Grade 5 (Special Mention) loan balance	98,095	74,710	2,231						175,036
Grade 5 allowance	3,904	2,241	78						6,223
Grade 6 (Substandard) loan balance	0	21,054	2,326						23,380
Grade 6 allowance	0	2,232	233						2,465
Grade 7 (Doubtful) loan balance	1,374	172	1,010						2,556
Grade 7 allowance	356	69	263						688
Consumer loans based on payment status:
Current loan balances			121,034	1,505,464	492,785	754,134	126,849	620,275	3,620,541
Current loans allowance			749	10,456	1,971	17,100	3,488	620	34,384
30 days past due loan balance			9,356	31,066	5,404	37,884	2,171	6,932	92,813
30 days past due allowance			842	4,824	540	7,577	543	69	14,395
60 days past due loan balance			2,499	14,050	2,685	9,732	1,378	2,252	32,596
60 days past due allowance			375	3,755	537	3,406	689	113	8,875
90+ days past due loan balance			1,557	10,325	1,647	6,726	2,348	9,449	32,052
90+ days past due allowance			311	4,027	494	4,047	1,352	2,192	12,423

Total loans	$1,712,574	1,773,625	257,565	1,560,905	502,521	808,476	132,746	638,908	7,387,320

Total Allowance for Loan Losses	$30,547	20,334	3,692	23,062	3,542	32,130	6,072	2,994	122,373
Other components: (2)
Industry exposure loan balance	0	0	0	0	0	808,476	0	0	808,476
Industry exposure allowance	0	0	0	0	0	2,862	0	0	2,862

Total Allowance for Loan Losses	$30,547	20,334	3,692	23,062	3,542	34,992	6,072	2,994	125,235

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31, 2000

	Loan Type

					Home	Mfd	Credit	Res
	Commercial	Commercial		Installment	Equity	Housing	Card	Mortgage
Allowance for Loan Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Loans	Total

Individually Impaired Loan Component:
Loan balance	$86,014	21,971	1,402	0	0	0	0	0	109,387
Allowance	14,183	4,524	1,270	0	0	0	0	0	19,977
Collective Loan Impairment Components:
Historical Loss Experience:
Credit risk-graded loans (1)
Grade 1 loan balance	109,127	11,213	0						120,340
Grade 1 allowance	221	56	0						277
Grade 2 loan balance	179,801	158,218	19,060						357,079
Grade 2 allowance	394	791	38						1,223
Grade 3 loan balance	296,033	313,260	61,763						671,056
Grade 3 allowance	1,378	2,334	247						3,959
Grade 4 loan balance	897,863	990,196	40,953						1,929,012
Grade 4 allowance	8,398	10,489	369						19,256
Grade 5 (Special Mention) loan balance	80,569	97,236	2,385						180,190
Grade 5 allowance	3,073	2,431	83						5,587
Grade 6 (Substandard) loan balance	0	9,744	4,452						14,196
Grade 6 allowance	0	1,189	445						1,634
Grade 7 (Doubtful) loan balance	516	0	359						875
Grade 7 allowance	129	0	90						219
Consumer loans based on payment status:
Current loan balances			142,971	1,457,981	448,342	709,989	112,257	826,106	3,697,646
Current loans allowance			904	9,039	1,569	7,153	2,245	826	21,736
30 days past due loan balance			6,566	22,506	2,789	48,781	2,005	8,966	91,613
30 days past due allowance			657	3,793	223	5,854	501	90	11,118
60 days past due loan balance			1,775	11,239	1,566	17,816	1,238	2,241	35,875
60 days past due allowance			320	3,376	219	3,563	681	112	8,271
90+ days past due loan balance			546	5,544	765	10,055	1,994	10,912	29,817
90+ days past due allowance			109	2,627	229	2,731	1,345	2,525	9,568

Total loans	$1,649,923	1,601,838	282,232	1,497,270	453,462	786,641	117,494	848,225	7,237,085

Total Allowance for Loan Losses	$27,776	21,814	4,532	18,835	2,241	19,301	4,773	3,553	102,825
Other components: (2)
Industry exposure loan balance	0	0	0	0	0	786,641	0	0	786,641
Industry exposure allowance	0	0	0	0	0	5,460	0	0	5,460

Total Allowance for Loan Losses	$27,776	21,814	4,532	18,835	2,241	24,761	4,773	3,553	108,285

6. Manufactured Housing Activity and Related Restructure Charge

      On October 31, 2001, the Corporation, through its subsidiary Mobile Consultants, Inc. (“MCi”), exited the manufactured housing lending business and thereby stopped origination of new manufactured housing (“MH”) finance contracts (“MHF contracts”). The collection and recovery aspect of servicing for existing MHF contracts was retained. In conjunction with the exit of this business, the Corporation recorded a fourth quarter after-tax restructure charge of $41.1 million, or $0.49 per diluted share.

      The after-tax charge includes $9.9 million to stop origination activity at MCi, the manufactured housing loan subsidiary; $21.1 million to reflect a change in assumptions related to loan loss severity; $9.4 million for additional loan loss reserves; and $0.7 million for severance costs. The following paragraphs provide further detail for each of these restructure charge components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The $9.9 million exit costs include a write-down of premises and equipment of $1.7 million, a write-off of goodwill totaling $3.2 million, a write-off of a deferred tax asset of $4.7 million and additional repossession costs of $300 thousand.

      The $21.1 million charge, related to changes in loss severity assumptions, is expected to occur as a result of moving from retail to wholesale repossession liquidations. Previously, MH dealers remarketed MH units on the Corporation’s behalf. With the cessation of originations, this process will not be continued and collection receipts are expected to decline. The estimated corresponding write-downs as a result of this change are as follows: a decline in the fair value of the MH securitized retained interest asset of $5.3 million; an additional liability associated with sold MH finance contracts of $11.4 million; and increased losses expected from sales of repossessed MH units of $4.4 million. Additionally, because of these origination and collection changes, the allowance for loan losses, as it pertains to MH loans, has been increased $9.4 million.

      Estimated severance payments, stay-bonuses and outplacement costs, associated with the elimination of 97 origination and collection positions, total approximately $1.1 million, after taxes. Payout of these involuntary termination benefits is expected to occur predominantly during 2002 and is not expected to have a material impact on the Corporation’s cash flows.

      Prior to exiting the manufactured housing lending business, when MCi sold an MHF contract to an unaffiliated financial institution, the Company earned a “manufactured housing brokerage fee.” In 2001, 968 MHF contracts totaling $33.2 million were sold generating $2.2 of manufactured housing brokerage fees. In 2000, 867 MHF contracts, totaling $30.9 million, were sold resulting in $1.8 million in manufactured housing brokerage fees. During 1999, 575 MHF contracts totaling $19.7 million were sold which produced $1.3 million in manufactured housing brokerage fees.

      Until originations of manufactured housing finance contracts stopped, the Corporation’s subsidiary, FirstMerit Bank, N.A., purchased MHF contracts from MCi, a portion of which, prior to 1999, was securitized and sold to investors.

      At the time of the sales, the Corporation recorded a retained interest in securitized assets representing the discounted future cash flows to be received by the Corporation for 1) servicing income from the ABS pools, 2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as “over-collateralization” and, 3) excess interest spread. Excess interest spread represents the difference between interest collected from the MHF contract borrowers and interest paid to investors in the ABS pool.

      In the second quarter of 2001, the Corporation recorded the cumulative effect of a change in accounting method. Specifically, the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), were adopted, as required, and changed the criteria for recognizing an “other than temporary” adverse change in the timing or amounts of estimated retained interest cash flows. Accordingly, the Corporation wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income. In the fourth quarter of this year, as described earlier in this section, the Corporation further reduced the carrying value of this asset by $5.3 million, after taxes.

      The retained interest in securitized assets was $4.9 million at December 31, 2001, and approximately $25 million at December 31, 2000 and 1999. Total manufactured housing income, consisting primarily of gains on sale of ABS pools, brokerage fees, and servicing income totaled $3.0 million, $4.3 million and $8.4 million for 2001, 2000 and 1999, respectively. The amount of MHF contracts serviced totaled $1.3 billion, $1.4 billion and $1.4 billion at December 31, 2001, 2000 and 1999, respectively. The amount of MHF contracts serviced for others totaled $447.4 million, $543.5 million and $594.5 million at December 31, 2001, 2000 and 1999,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

respectively. The related MHF servicing asset totaled approximately $1.2 million at December 31, 2001, $2.1 million at December 31, 2000 and $4.2 million at December 31, 1999.

7. Mortgage Servicing Rights and Mortgage Servicing

      As mortgage loans are sold or securitized, the Corporation allocates a portion of the total costs of the loans originated, or purchased, to servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized in proportion to and over the period of estimated servicing income.

      The components of mortgage servicing rights are as follows:

	2001	2000	1999

Balance at January 1, net	$10,422	12,929	11,265
Additions	8,329	5,095	3,964
Sales	—	(5,465)	—
Scheduled amortization	(2,965)	(2,217)	(2,213)
Less: allowance for impairment/other	(516)	80	(87)

Balance at December 31, net	$15,270	10,422	12,929

      In 2001, 2000 and 1999, the Corporation’s income before federal income taxes was increased by approximately $4.8 million, $2.5 million and $1.7 million, respectively, as a result of mortgage servicing rights activity.

      On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance.

      At year-ends 2001 and 2000, the Corporation serviced mortgage loans for outside investors of approximately $1.8 billion and $2.2 billion, respectively. The following table provides servicing information for the year-ends indicated:

	2001	2000	1999

Balance, January 1,	$2,218,377	2,274,123	1,802,899
Additions:
Loans originated and sold to investors	554,838	163,596	104,019
Existing loans sold to investors	109,600	8,851	687,949
Reductions:
Loans sold servicing released	(17,951)	(32,080)	(3,130)
Regular amortization, prepayments and foreclosures	(1,040,986)	(196,113)	(317,614)

Balance, December 31,	$1,823,878	2,218,377	2,274,123

8. Restrictions on Cash and Dividends

      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $6.0 million during 2001. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2001, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

      Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2001 were restricted, by the regulatory agencies, principally to the total of 2001 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

9. Premises and Equipment

      The components of premises and equipment are as follows:

	Year-Ends,		Estimated
			Useful
	2001	2000	Lives

	(Dollars in thousands)
Land	$19,786	17,711	—
Buildings	117,895	116,668	10-35 yrs
Equipment	98,980	101,226	3-15 yrs
Leasehold improvements	16,087	16,978	1-20 yrs

	252,748	252,583
Less accumulated depreciation and amortization	123,836	118,689

	$128,912	133,894

      Amounts included in other expenses for depreciation and amortization aggregated $15,569, $15,788 and $15,774 for the years ended 2001, 2000 and 1999, respectively.

      At December 31, 2001, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years Ending	Lease
December 31,	Commitments

2002	$7,182
2003	6,540
2004	5,967
2005	4,859
2006	3,754
2007-2025	18,875

$47,177

      Rentals paid under noncancelable operating leases amounted to $7,888, $8,086 and $9,859 in 2001, 2000 and 1999, respectively.

10. Certificates and Other Time Deposits

      The aggregate amounts of certificates and other time deposits of $100 thousand and over at year end 2001 and 2000 were $1,416,260 and $1,572,465, respectively. Interest expense on these certificates and time deposits amounted to $66,647 in 2001, $94,456 in 2000 and $51,715 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

11. Wholesale Borrowings

      In total, the average balance of wholesale borrowings for the years ended 2001, 2000 and 1999 amounted to $1,660,586, $1,951,841 and $1,666,025, respectively. In 2001, the weighted average annual interest rate amounted to 4.60%, compared to 6.28% in 2000 and 5.16% in 1999. The maximum amount of these borrowings at any month end totaled $1,861,058 during 2001, $2,344,534 in 2000 and $2,281,243 during 1999.

      The debt components and their respective terms are as follows.

      During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors.

      At year-ends 2001, 2000 and 1999, securities sold under agreements to repurchase totaled $1,012,930, $1,090,021 and $1,473,774, respectively. The average annual interest rates for these instruments were 3.65%, compared to 6.01% in 2000 and 4.79% in 1999.

      As of December 31, 2001, 2000 and 1999, the Corporation had $387,678, $272,067 and $646,322, respectively, of Federal Home Loan Bank advances outstanding. The advance balances outstanding at year-end 2001 included: $25,714 with maturities within one year, $118,322 with maturities from one to five years and $243,642 with maturities over five years. The FHLB advances have interest rates that range from 4.09% to 8.10%.

      At year-end 2001, the Corporation had two lines of credit with two different financial institutions. One line had an outstanding balance of $10,000 with a corresponding interest rate of 2.37% and the other line had no outstanding balance. As of year-end 2001, the unused portions of these lines totaled $130,000. The line with the outstanding balance carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points. The line that was unused at December 31, 2001 has an interest rate that varies based on the terms of the draw. That is, there are three types of draws allowed with each one tied to a different index. At year-end 2000, one line had an outstanding balance of $22,000 with a corresponding interest rate of 6.76% and the other line had no outstanding balance. As of year-end 2000, the unused portions of these lines totaled $118,000. The line with the outstanding balance carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points. The line that was unused at December 31, 2000 has an interest rate that varies based on the terms of the draw. That is, there are four types of draws allowed with each one tied to a different index.

      The lines of credits in existence at December 31, 2001 and 2000 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

      At year-ends 2001, 2000 and 1999, the Corporation had $5,637, $5,717 and $6,061, respectively, of convertible subordinated debentures outstanding. The first of two sets of convertible bonds totaling $637 at year-end 2001, consists of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of bonds totaled $5,000 at year-end 2001, carry an interest rate of 9.13%, and are due in 2004.

      At December 31, 2001, 2000 and 1999, other borrowings totaled $584, $2,149 and $3,086, respectively. These borrowings carry interest rates ranging from 7.95% through 10.00%.

      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

in the open market. The activity and balances resulting from these open market acquisitions have been eliminated, when appropriate, in the Consolidated Financial Statements and the related Notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2001 and 2000.

      Residential mortgage loans totaling $866 million, $962 million and $1.1 billion at year-ends 2001, 2000 and 1999, respectively, were pledged to secure Federal Home Loan Bank (“FHLB”) advances. Federal Home Loan Mortgage Corporation (“Freddie Mac”) Preferred Stock of approximately $9.1 million and corporate bonds of other financial institutions totaling $9.1 million were pledged against the line of credit outstanding of $10.0 million at year-end 2001. FANNIE MAE (“FNMA”) Preferred Stock and Freddie Mac Preferred Stock of approximately $20.3 million and corporate bonds of other financial institutions totaling $14.0 million were pledged against the line of credit outstanding of $22.0 million at year-end 2000. FNMA and Freddie Mac Preferred Stock of approximately $19.5 million and corporate bonds of another financial institution totaling $14.5 million were pledged against the line of credit outstanding of $22.0 million at year-end 1999.

12. Federal Income Taxes

      Federal Income Taxes are comprised of the following:

	Years Ended December 31,

	2001	2000	1999

Taxes currently payable	$54,407	52,010	73,888
Deferred expense (benefit)	3,068	20,438	(17,993)

	$57,475	72,448	55,895

      Actual Federal income tax expense differs from expected Federal income tax as shown in the following table:

	Years Ended December 31,

	2001	2000	1999

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest income on tax-exempt securities and tax-free loans, net	(1.0)%	(0.8)%	(1.3)%
Goodwill amortization	2.9%	1.0%	1.2%
Reduction in excess tax reserves	(0.3)%	(2.7)%	(3.3)%
Merger expenses at acquisition	—	—	0.6%
Bank owned life insurance	(2.5)%	(0.6)%	(0.6)%
Dividends received deduction	(0.4)%	(0.3)%	(0.3)%
Non-deductible meals and entertainment	0.2%	0.1%	0.2%
Other	(0.8)%	(0.5)%	0.3%

Effective tax rates	33.1%	31.2%	31.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      Principal components of the Corporations net deferred tax (liability) are summarized as follows:

	Year-Ends,

	2001	2000

Deferred tax assets:
Allowance for credit losses	$43,734	36,034
Loan fees and expenses	(6,448)	(286)
Employee benefits	6,519	8,171
Available for sale securities	(1,833)	7,146
Valuation reserves	16,188	5,608
Purchase accounting and acquisition adjustments	5,225	6,359

	63,385	63,032

Deferred tax liabilities:
Leased assets and depreciation	(55,244)	(47,899)
FHLB Stock	(15,585)	(13,533)
Mortgage banking and loan fees	(7,997)	(7,268)
Other	(675)	1,598

	(79,501)	(67,102)

Total net deferred tax (liability)	$(16,116)	(4,070)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table sets forth both plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$81,170	79,600	73,689	26,784	27,438	27,901
Service Cost	4,193	4,227	4,099	906	854	992
Interest Cost	6,369	5,857	5,339	2,078	1,934	2,030
Plan amendments	—	—	2,626	(2,626)	—	—
Participant contributions	—	—	—	312	370	275
Actuarial (gain) loss	13,491	(4,169)	(1,705)	7,777	(2,052)	(2,293)
Benefits Paid	(5,933)	(4,345)	(4,448)	(1,993)	(1,760)	(1,467)

PBO/ APBO, end of year	99,290	81,170	79,600	33,238	26,784	27,438

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	116,508	93,796	80,479	—	—	—
Actuarial return on plan assets	(27,915)	19,979	14,230	—	—	—
Asset transfer from CoBancorp	—	—	3,045	—	—	—
Participant contributions	—	—	—	312	370	275
Employer contributions	617	7,078	490	1,681	1,390	1,192
Benefits paid	(5,933)	(4,345)	(4,448)	(1,993)	(1,760)	(1,467)

Fair Value of Plan Assets, end of year	83,277	116,508	93,796	0	0	0

Funded Status	(16,013)	35,337	14,196	(33,238)	(26,784)	(27,438)
Unrecognized Transition (asset) obligation	(105)	(172)	(379)	6,871	9,846	10,667
Prior service costs	4,764	3,291	3,654	—	514	556
Cumulative net (gain) or loss	18,725	(31,226)	(15,627)	3,444	(4,460)	(2,527)

(Accrued) prepaid pension/postretirement cost	7,371	7,230	1,844	(22,923)	(20,884)	(18,742)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	10,672	9,720	3,297	—	—	—
Accrued benefit liability	(10,249)	(7,357)	(6,185)	(22,923)	(20,884)	(18,742)
Intangible asset	5,568	4,125	4,277	—	—	—
Accumulated other comprehensive income	1,380	742	455	—	—	—

Net amount recognized	$7,371	7,230	1,844	(22,923)	(20,884)	(18,742)

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Weighted-average assumptions as of December 31
Discount Rate	7.25%	8.00%	7.75%	7.25%	8.00%	7.75%
Long-term rate of return on assets	10.00%	9.50%	9.25%	—	—	—
Rate of compensation increase	3.75%	4.00%	4.00%	—	—	—
Medical trend rates — non-medicare risk	—	—	—	5% to 10%	5% to 6%	5% to 7%
Medical trend rates — medicare risk	—	—	—	10% to 40%	5% to 6%	5% to 7%

      For measurement purposes, a 9 percent annual rate increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 6 percent in 2002 and remain at that level hereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$301	(276)
Effect on postretirement benefit obligation	2,512	(2,336)

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Components of Net Periodic Pension/ Postretirement Cost
Service Cost	$4,193	4,227	4,099	906	854	992
Interest Cost	6,369	5,857	5,339	2,078	1,935	2,030
Expected return on assets	(9,649)	(8,224)	(7,208)	—	—	—
Amorization of unrecognized
Transition (asset)	(67)	(207)	(207)	821	821	821
Prior service costs	473	364	364	43	43	43
Cumulative net (gain) loss	(844)	(325)	70	(128)	(120)	—

Net periodic pension/postretirement cost	$475	1,692	2,457	3,720	3,533	3,886

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

      Accumulated Benefit Obligation for the Corporation’s pension plan were ($84,974), ($68,129), and ($65,804) for the periods ended December 31, 2001, 2000, and 1999, respectively.

      The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $2,533, $2,817, and $2,780 for 2001, 2000, and 1999, respectively.

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

      However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 2001, 2000, and 1999 along with significant assumptions used in determining the fair value of the compensation amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	2001	2000	1999

	(Dollars in thousands except per share data)
Pro forma amounts:
Net income	$106,508	154,382	114,717
Earnings per share (basic)	1.24	1.75	1.27
Earnings per share (diluted)	1.23	1.74	1.25
Assumptions:
Dividend yield	3.59%	2.92%	2.52%
Expected volatility	31.00%	24.63%-24.75%	24.11%-25.55%
Risk free interest rate	3.86%-5.08%	4.95%-6.83%	5.04%-6.42%
Expected lives	5-7 years	5-7 years	3-9.5 years

      A summary of stock option activity is as follows:

	Options	Options	Range of Option	Average Option
	Available for Grant	Outstanding	Price per Share	Price per Share

December 31, 1998	1,790,020	3,209,272	4.43-34.00	$19.46
New shares reserved	4,000,000	—	—	—
Canceled	(146,575)	(196,702)	7.16-30.38	24.70
Exercised	—	(938,468)	4.43-27.04	14.91
Granted	(1,838,982)	1,838,982	25.69-28.63	26.38

December 31, 1999	3,804,463	3,913,084	4.43-34.00	22.60
Canceled	—	(158,671)	6.31-30.38	25.19
Exercised	—	(203,081)	4.43-24.84	13.67
Granted	(386,819)	386,819	16.44-27.06	17.18

December 31, 2000	3,417,644	3,938,151	4.43-34.00	22.60
Canceled	—	(62,812)	16.44-30.38	25.70
Exercised	—	(194,902)	5.30-24.84	16.15
Granted	(1,592,324)	1,592,324	23.48-26.19	25.86

December 31, 2001	1,825,320	5,272,761	4.43-34.00	23.64

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 2001 were as follows:

Range of Exercise Prices	$0 - $9	$10 - $18	$19 - $26	$27 - $34

Options outstanding:
Outstanding as of December 31, 2001	60,749	984,632	3,532,522	694,858
Wtd-avg remaining contractual life (in years)	2.43	5.09	7.67	6.66
Weighted-average exercise price	$8.50	14.67	25.29	29.24
Options exerciseable:
Outstanding as of December 31, 2001	60,749	866,463	2,527,957	606,709
Wtd-avg remaining contractual life (in years)	2.43	4.67	7.73	6.64
Weighted-average exercise price	$8.50	14.43	25.12	29.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The Employee Stock Purchase Plan provides full-time and part-time employees of the Corporation the opportunity to acquire common shares on a payroll deduction basis. Shares available under the Employee Stock Purchase Plan are purchased at 85% of their fair market value on the business day immediately preceding the semi-annual grant-date. Of the 240,705 shares available under the Plan, there were 45,460, 61,816, and 46,291 shares issued in 2001, 2000, and 1999, respectively.

15. Parent Company

      Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,

Condensed Balance Sheets	2001	2000

ASSETS
Cash and due from banks	$740	29,187
Investment securities	8,999	1,207
Loans to subsidiaries	23,376	7,282
Investment in subsidiaries, at equity in underlying value of their net assets	889,316	886,315
Other assets	82,900	88,954

	$1,005,331	1,012,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Convertible subordinated debt	$41,137	41,217
Wholesale borrowings	51,547	51,547
Accrued and other liabilities	1,840	5,292
Shareholders’ equity	910,807	914,889

	$1,005,331	1,012,945

	Years Ended December 31,

Condensed Statements of Income	2001	2000	1999

Income:
Cash dividends from subsidiaries	$134,925	160,600	62,000
Other income	1,063	2,134	5,740

	135,988	162,734	67,740
Interest and other expenses	3,849	10,410	11,839

Income before federal income tax benefit and equity in undistributed income of subsidiaries	132,139	152,324	55,901
Federal income tax (benefit)	(1,457)	(9,267)	(9,501)

	133,596	161,591	65,402
Equity in undistributed income (loss) of subsidiaries	(17,291)	(1,804)	54,468

Net income	$116,305	159,787	119,870

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

Condensed Statements of Cash Flows	2001	2000	1999

Operating activities:
Net income	$116,305	159,787	119,870
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	17,291	1,804	(54,468)
Other	3,847	(74,659)	(72,302)

Net cash provided (used) by operating activities	137,443	86,932	(6,900)

Investing activities:
Proceeds from maturities of investment securities	6,227	6,726	9,588
Loans to subsidiaries	(24,951)	—	(5,414)
Repayment of loans to subsidiaries	8,857	131,750	—
Payments for investments in and advances to subsidiaries	(2,084)	(7,202)	—
Net decrease in loans	—	543	13,734
Purchases of investment securities	(16,280)	(6,190)	(1,512)

Net cash provided (used) by investing activities	(28,231)	125,627	16,396

Financing activities:
Net increase (decrease) in wholesale borrowings	(80)	(78,797)	119,520
Cash dividends	(80,172)	(76,380)	(68,932)
Proceeds from exercise of stock options	7,775	1,826	11,809
Purchase of treasury shares	(65,182)	(34,890)	(85,666)

Net cash provided (used) by financing activities	(137,659)	(188,241)	(23,269)

Net increase (decrease) in cash and cash equivalents	(28,447)	24,318	(13,773)
Cash and cash equivalents at beginning of year	29,187	4,869	18,642

Cash and cash equivalents at end of year	$740	29,187	4,869

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table presents a summary of financial results and significant performance measures for the periods depicted.

	2001

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$386,202	5,254	391,456
Provision for loan losses	61,807	—	61,807
Other income	180,748	1,671	182,419
Other expenses	327,868	729	328,597
Net income	111,796	4,509	116,305
Average balances:
Assets	10,141,784	39,125	10,180,909
Loans	7,371,083	2,410	7,373,493
Earning assets	9,391,420	16,778	9,408,198
Deposits	7,450,733	(9,136)	7,441,597
Shareholders’ equity	813,103	108,131	921,234
Performance ratios:
Return on average equity	13.75%		12.65%
Return on average assets	1.10%		1.14%
Efficiency ratio, excludes unusual charges	48.55%		48.09%

	2000

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	383,398	(7,154)	376,244
Provision for loan losses	32,611	97	32,708
Other income	161,509	2,382	163,891
Other expenses	273,215	1,977	275,192
Net income	157,862	1,925	159,787
Average balances:
Assets	10,310,415	58,222	10,368,637
Loans	7,272,807	2,229	7,275,036
Earning assets	9,652,212	12,039	9,664,251
Deposits	7,431,772	(16,762)	7,415,010
Shareholders’ equity	881,717	(19,608)	862,109
Performance ratios:
Return on average equity	17.90%		18.60%
Return on average assets	1.53%		1.54%
Efficiency ratio, excludes unusual charges	47.87%		48.69%

	1999

		Parent Co.
	Supercommunity	Other Subs
	Banking	Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	386,891	(2,905)	383,986
Provision for loan losses	36,429	1,001	37,430
Other income	154,003	707	154,710
Other expenses	314,211	2,295	316,506
Net income	115,989	3,881	119,870
Average balances:
Assets	9,513,827	(20,780)	9,493,047
Loans	6,859,513	5,817	6,865,330
Earning assets	8,842,908	(45,313)	8,797,595
Deposits	6,836,327	(37,646)	6,798,681
Shareholders’ equity	855,980	24,144	880,124
Performance ratios:
Return on average equity	18.00%		13.67%
Return on average assets	1.62%		1.26%
Efficiency ratio, excludes unusual charges	50.28%		50.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The table below presents estimated revenues from external customers, by product and service group for the periods depicted.

	Retail	Commercial	Trust	Total

2001
Interest and fees	$406,171	401,043	22,593	829,807
Service charges	50,605	16,817	—	67,422
Sales and servicing	12,089	—	—	12,089

Totals	$468,865	417,860	22,593	909,318

2000
Interest and fees	$414,031	447,018	21,580	882,629
Service charges	49,048	13,180	—	62,228
Sales and servicing	10,529	—	—	10,529

Totals	$473,608	460,198	21,580	955,386

1999
Interest and fees	$387,083	367,853	18,708	773,644
Service charges	45,102	11,780	—	56,882
Sales and servicing	9,035	—	—	9,035

Totals	$441,220	379,633	18,708	839,561

17. Fair Value Disclosure of Financial Instruments

      The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” These disclosures do not attempt to estimate or represent the Corporation’s fair value as a whole. Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument, and may change in subsequent reporting periods due to market conditions or other factors.

      Estimated fair value in theory represents the amounts at which financial instruments could be exchanged or settled in a current transaction between willing parties. Instruments for which quoted market prices are not available are valued based on estimates using present value or other valuation techniques whose results are significantly affected by the assumptions used, including discount rates and future cash flows. Accordingly, the values so derived, in many cases, may not be indicative of amounts that could be realized in immediate settlement of the instrument.

      The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

Investment Securities — The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

Federal funds sold — The carrying amount is considered a reasonable estimate of fair value.

Net loans — The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

Cash and due from banks — The carrying amount is considered a reasonable estimate of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Accrued interest receivable — The carrying amount is considered a reasonable estimate of fair value.

Deposits — SFAS No. 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, to be established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

Wholesale borrowings — The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

Derivative financial instruments — The fair value of exchange-traded derivative financial instruments was based on quoted market prices or dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

Accrued interest payable — The carrying amount is considered a reasonable estimate of fair value.

	Year-Ends

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,019,259	2,019,259	2,002,291	2,002,291
Federal funds sold	—	—	8,100	8,100
Net loans & loans held for sale	7,306,985	7,297,778	7,264,553	7,168,940
Cash and due from banks	190,020	190,020	235,918	235,918
Accrued interest receivable	54,624	54,624	71,418	71,418
Financial liabilities:
Deposits	7,539,400	7,593,911	7,614,932	7,646,426
Wholesale borrowings	1,588,279	1,633,107	1,563,404	1,578,148
Accrued interest payable	42,755	42,755	69,981	69,981
Derivative instruments	—	(312)	—	11,397

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

represented by the contractual notional amount of those instruments. The Corporation uses the obligations as it does for on-balance-sheet instruments.

      Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

	Years Ended,

	2001	2000

Commitments to extend credit	$1,834,906	2,440,497
Standby letters of credit and financial guarantees written	241,381	201,885
Loans sold with recourse	21,549	41,508
Interest rate swaps	35,000	221,450
Purchased options	—	—
Futures contracts sold	—	—
Forward contracts sold	56,549	53,637

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

      Standby letters of credit and financial guarantees written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $53.3 million and $49.1 million at December 31, 2001 and 2000, respectively, the remaining guarantees extend in varying amounts through 2012. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

      Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments are not recorded as assets or liabilities on the balance sheet at December 31, 2001. The Corporation has entered into swap agreements to modify the interest sensitivity of certain liability portfolios. Specifically, the Corporation swapped $35.0 million fixed rate CDs to floating rate liabilities. At December 31, 2000, the Corporation swapped $21.5 million fixed rate CDs to floating rate liabilities and swapped $50.0 million of fixed rate capital securities to floating rate liabilities and swapped $150 million of subordinated debt from fixed to variable.

19. Contingencies

      The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition or results of operations.

20. Quarterly Financial Data (Unaudited)

      Quarterly financial and per share data for the years ended 2001 and 2000 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)
Total interest income	2001	$189,779	183,498	181,235	172,387

	2000	$190,046	197,247	202,352	201,850

Net interest income	2001	$90,357	95,091	101,184	104,824

	2000	$96,451	95,289	92,326	92,178

Provision for loan losses	2001	$11,816	9,394	10,931	29,666

	2000	$11,714	8,346	5,447	7,201

Income after income taxes but before cumulative change in accounting method	2001	$39,193	39,684	41,901	1,826

	2000	$39,699	39,976	40,065	40,047

Net income	2001	$39,193	33,385	41,901	1,826

	2000	$39,699	39,976	40,065	40,047

Net income per basic share before cumulative effect of change in accounting method	2001	$0.45	0.47	0.49	0.02

	2000	$0.45	0.45	0.45	0.46

Effect of cumulative change in accounting method	2001	$—	(0.07)	—	—

	2000	$—	—	—	—

Net income per basic share	2001	$0.45	0.40	0.49	0.02

	2000	$0.45	0.45	0.45	0.46

Net income per diluted share before cumulative effect of change in accounting method	2001	$0.45	0.46	0.49	0.02

	2000	$0.45	0.45	0.45	0.45

Effect of cumulative change in accounting method	2001	$—	(0.07)	—	—

	2000	$—	—	—	—

Net income per diluted share	2001	$0.45	0.39	0.49	0.02

	2000	$0.45	0.45	0.45	0.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

22. Earnings Per Share

      The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Basic EPS:
Income after taxes but before extraordinary item and cumulative effect of change in accounting method	$122,604	159,787	125,717
Extraordinary item — extinguishment of debt, net of taxes	—	—	(5,847)
Cumulative effect of accounting change for asset-backed retained interest asset, net of taxes	(6,299)	—	—

Net income	116,305	159,787	119,870
Less: preferred stock dividends	(122)	(218)	(307)

Net income available to common shareholders	$116,183	159,569	119,563

Average common shares outstanding	85,594,443	88,121,861	90,320,389
After-tax earnings per basic common share before extraordinary item and change in accounting method	$1.43	1.81	1.38
Extraordinary item — extinguishment of debt, net of taxes	—	—	(0.06)
Cumulative change in accounting, net of taxes	(0.07)	—	—

Basic net income per share	$1.36	1.81	1.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Diluted EPS:
Income available to common shareholders before extraordinary item and change in accounting method	$122,482	159,569	125,410
Add: preferred stock dividends	122	218	307
Add: interest expense on convertible bonds, net of tax	42	39	75

	122,646	159,826	125,792
Extraordinary item — extinguishment of debt, net of taxes	—	—	(5,847)
Cumulative effect of accounting change for asset-backed retained interest asset, net of taxes	(6,299)	—	—

Income used in diluted earnings per share calculation	$116,347	159,826	119,945

Average common shares outstanding	85,594,443	88,121,861	90,320,389
Add: common stock equivalents:
Stock option plans	420,756	300,649	569,817
Convertible debentures/preferred securities	273,404	438,682	633,183

Average common and common stock equivalent shares outstanding	86,288,603	88,861,192	91,523,389
After-tax earnings per diluted common share before extraordinary item and change in accounting method	$1.42	1.80	1.37
Extraordinary item — extinguishment of debt, net of taxes	—	—	(0.06)
Cumulative change in accounting, net of taxes	(0.07)	—	—

Basic net income per share	$1.35	1.80	1.31

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

      As of year-end 2001, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Corporation’s categorization as “well capitalized.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Adequately
	Actual			Capitalized:			Well Capitalized:

As of December 31, 2001	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,043,061	12.07%	≥	691,087	8.00%	≥	863,859	≥	10.00%

Tier I Capital (to Risk Weighted Assets)	784,818	9.09%	≥	345,544	4.00%	≥	518,316	≥	6.00%

Tier I Capital (to Average Assets)	784,818	7.75%	≥	303,753	3.00%	≥	506,255	≥	5.00%

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

      The Audit Committee of the Board of Directors is composed of only outside directors and has the responsibility for the recommendation of the independent accountants for the Corporation. The Audit Committee meets regularly with management, internal auditors and our independent accountants to review accounting, auditing and financial matters. The independent accountants and the internal auditors have free access to the Audit Committee.

JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

And Shareholders of FirstMerit Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois
January 31, 2002

AVERAGE CONSOLIDATED BALANCE SHEETS

FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2001			2000			1999

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$1,559,049	94,292	6.05%	1,836,266	117,652	6.41%	1,426,038	87,238	6.12%
Obligations of states and political subdivisions (tax-exempt)	106,002	9,043	8.53	116,401	9,573	8.22	130,416	10,618	8.14
Other securities	294,629	17,850	6.06	295,783	21,447	7.25	317,799	19,275	6.07

Total investment securities	1,959,680	121,185	6.18	2,248,450	148,672	6.61	1,874,253	117,131	6.25
Federal funds sold & other interest-earning assets	2,182	78	3.57	49,218	3,196	6.49	5,041	204	4.05
Loans held for sale	72,843	5,499	7.55	91,547	7,982	8.72	52,971	4,635	8.75
Loans	7,373,493	603,789	8.19	7,275,036	635,487	8.74	6,865,330	567,132	8.26
Total earning assets	9,408,198	730,551	7.77	9,664,251	795,337	8.23	8,797,595	689,102	7.83
Allowance for possible loan losses	(110,726)			(109,409)			(105,918)
Cash and due from banks	188,198			217,446			266,935
Other assets	695,239			596,349			534,435

Total assets	$10,180,909			10,368,637			9,493,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,058,611	—	—	1,032,992	—	—	1,055,306	—	—
Demand-interest bearing	667,406	3,769	0.56	635,414	3,705	0.58	667,469	4,774	0.72
Savings	1,915,006	44,236	2.31	1,789,464	52,883	2.96	1,791,390	40,327	2.25
Certificates and other time deposits	3,800,574	210,977	5.55	3,957,140	236,112	5.97	3,284,516	169,783	5.17

Total deposits	7,441,597	258,982	3.48	7,415,010	292,700	3.95	6,798,681	214,884	3.16
Wholesale borrowings	1,660,586	76,461	4.60	1,951,841	122,551	6.28	1,666,025	85,981	5.16

Total interest bearing liabilities	8,043,572	335,443	4.17	8,333,859	415,251	4.98	7,409,400	300,865	4.06
Other liabilities	157,492			139,677			148,217
Shareholders’ equity	921,234			862,109			880,124

Total liabilities and shareholders’ equity	$10,180,909			10,368,637			9,493,047

Net yield on earning assets		395,108	4.20		380,086	3.93		388,237	4.41

Interest rate spread			3.60			3.25			3.77

Income on tax-exempt securities and loans		5,575			6,291			7,082

Note: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information about the Directors of FirstMerit, see “Election of Directors” on pages 1 through 5 of FirstMerit’s Proxy Statement dated March 8, 2002 (“Proxy Statement”), which is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2001, 2000 and 1999

Consolidated Statements of Income Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements Years ended December 31, 2001, 2000 and 1999

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

      (b) Reports on Form 8-K

A report on Form 8-K was filed on October 31, 2001 to file the Registrant’s press release of said date regarding its decision to exit the manufactured housing lending business.

      (c) Exhibits

See the Exhibit Index.

      (d) Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 8th day of March, 2002.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN ____________________________________________ John R. Cochran, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 8th day of March, 2002 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

Signature	Title

/s/ JOHN R. COCHRAN John R. Cochran	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ TERRENCE E. BICHSEL Terrence E. Bichsel	Executive Vice President, Finance and Administration (Chief Financial Officer and Chief Accounting Officer)
/s/ KAREN S. BELDEN* Karen S. Belden	Director
/s/ R. CARY BLAIR* R. Cary Blair	Director
/s/ JOHN C. BLICKLE* John C. Blickle	Director
/s/ SID A. BOSTIC* Sid A. Bostic	Director
/s/ ROBERT W. BRIGGS* Robert W. Briggs	Director
Gary G. Clark	Director
/s/ RICHARD COLELLA* Richard Colella	Director
/s/ TERRY L. HAINES* Terry L. Haines	Director
/s/ CLIFFORD J. ISROFF* Clifford J. Isroff	Director
/s/ PHILIP A. LLOYD, II* Philip A. Lloyd, II	Director
/s/ ROBERT G. MERZWEILER* Robert G. Merzweiler	Director
/s/ ROGER T. READ* Roger T. Read	Director
/s/ RICHARD N. SEAMAN* Richard N. Seaman	Director
/s/ CHARLES F. VALENTINE* Charles F. Valentine	Director
/s/ JERRY M. WOLF* Jerry M. Wolf	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director filed with this Annual Report.

Dated: March 8, 2002

/s/ KEVIN C. O’NEIL _____________________________________________ Kevin C. O’Neil, Attorney-in-Fact

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *
10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.13	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*
10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*
10.20	Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*
10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*
10.22	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.24	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*
10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.26	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*
10.28	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.29	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Employment Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.31 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.31	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*
10.32	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.33	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*
10.34	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.35	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/A filed by the registrant on April 27, 1995)
10.36	Independent Contractor Agreement with Gary G. Clark, dated February 12, 1999 (incorporated by reference from Exhibit 10.38 to the Form 10-Q filed by the Registrant on May 14, 1999)*
10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.38	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers, LLP
24	Power of Attorney