Form 10-K/A
period 2001-12-31
FIRSTMERIT CORP /OH/
filed 2002-04-30
CIK 354869

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
                         COMMISSION FILE NUMBER 0-10161

                             FIRSTMERIT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    OHIO                                            34-1339938
--------------------------------------------       --------------------------------------------
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

   III CASCADE PLAZA, AKRON, OHIO        44308       (330) 996-6300
-------------------------------------  ----------  ------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE     (ZIP CODE)  (TELEPHONE NUMBER)
              OFFICES)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                      and
            6 1/2% CUMULATIVE CONVERTIBLE PREFERRED STOCK, SERIES B
 ------------------------------------------------------------------------------
                                (Title of Class)

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

     Indicate the number of shares outstanding of registrant's common stock as of February 15, 2002: 84,845,326 shares of common stock, without par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 8, 2002, in Part III.

     The undersigned registrant hereby amends the following items of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of furnishing the financial statements for the FirstMerit Corporation and Subsidiaries Employees' Salary Savings Retirement Plan and the FirstMerit Corporation Employees' Stock Purchase Plan Savings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

                          CONSOLIDATED BALANCE SHEETS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
ASSETS
  Investment securities (at market value)...................  $ 2,019,259    2,002,291
  Federal funds sold & other interest-earning assets........           --        8,100
  Loans held for sale.......................................       44,900      135,753
  Commercial loans..........................................    3,486,199    3,251,761
  Mortgage loans............................................      638,908      848,225
  Installment loans.........................................    1,560,905    1,497,270
  Home equity loans.........................................      502,521      453,462
  Credit card loans.........................................      132,746      117,494
  Manufactured housing loans................................      808,476      786,641
  Leases....................................................      257,565      282,232
                                                              -----------   ----------
     Total earning assets...................................    9,451,479    9,383,229
                                                              -----------   ----------
  Allowance for loan losses.................................     (125,235)    (108,285)
  Cash and due from banks...................................      190,020      235,918
  Premises and equipment, net...............................      128,912      133,894
  Intangible assets.........................................      139,496      152,107
  Accrued interest receivable and other assets..............      408,702      418,340
                                                              -----------   ----------
     Total assets...........................................  $10,193,374   10,215,203
                                                              ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Demand-non-interest bearing............................  $ 1,153,184    1,078,586
     Demand-interest bearing................................      718,173      681,771
     Savings................................................    1,943,143    1,805,505
     Certificates and other time deposits...................    3,724,900    4,049,070
                                                              -----------   ----------
     Total deposits.........................................    7,539,400    7,614,932
                                                              -----------   ----------
  Wholesale borrowings......................................    1,588,279    1,563,404
  Accrued taxes, expenses, and other liabilities............      154,888      121,978
                                                              -----------   ----------
     Total liabilities......................................    9,282,567    9,300,314
                                                              -----------   ----------
  Commitments and contingencies.............................           --           --
  Shareholders' equity:
     Preferred stock, without par value: authorized and
      unissued 7,000,000 shares
     Preferred stock, Series A, without par value:
      designated 800,000 shares; none outstanding...........           --           --
     Convertible preferred stock, Series B, without par
      value: designated 220,000 shares; 50,637 and 105,658
      shares outstanding at December 31, 2001 and 2000,
      respectively..........................................        1,209        2,501
     Common stock, without par value: authorized 300,000,000
      shares; issued 91,979,362 at December 31, 2001 and
      2000..................................................      127,937      127,937
  Capital surplus...........................................      115,388      113,326
  Accumulated other comprehensive income....................        3,404      (13,798)
  Retained earnings.........................................      838,569      802,905
  Treasury stock, at cost, 6,988,076 and 4,947,047 shares,
     at December 31, 2001 and 2000, respectively............     (175,700)    (117,982)
                                                              -----------   ----------
  Total shareholders' equity................................      910,807      914,889
                                                              -----------   ----------
  Total liabilities and shareholders' equity................  $10,193,374   10,215,203
                                                              ===========   ==========

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000         1999
                                                              --------      -------      -------
                                                                (IN THOUSANDS EXCEPT PER SHARE
                                                                            DATA)

Interest income:
 Interest and fees on loans.................................  $609,195      643,256      571,497
 Interest and dividends on investment securities:
   Taxable..................................................   112,143      139,099      106,513
   Exempt from federal income taxes.........................     5,483        5,944        6,637
                                                              --------      -------      -------
                                                               117,626      145,043      113,150
   Interest on federal funds sold...........................        78        3,196          204
                                                              --------      -------      -------
   Total interest income....................................   726,899      791,495      684,851
                                                              --------      -------      -------
Interest expense:
 Interest on deposits:
   Demand-interest bearing..................................     3,769        3,705        4,774
   Savings..................................................    44,236       52,883       40,327
   Certificates and other time deposits.....................   210,977      236,112      169,783
 Interest on wholesale borrowings...........................    76,461      122,551       85,981
                                                              --------      -------      -------
   Total interest expense...................................   335,443      415,251      300,865
                                                              --------      -------      -------
   Net interest income......................................   391,456      376,244      383,986
Provision for loan losses...................................    61,807       32,708       37,430
                                                              --------      -------      -------
   Net interest income after provision for loan losses......   329,649      343,536      346,556
                                                              --------      -------      -------
Other income:
 Trust department...........................................    21,113       22,593       18,708
 Service charges on deposits................................    53,477       47,728       42,659
 Credit card fees...........................................    35,372       32,160       26,752
 ATM and other service fees.................................    14,690       15,280       14,223
 Bank owned life insurance income...........................    12,542        4,138        3,137
 Investment services and insurance..........................    10,657       11,353       11,876
 Gain from sale of partnership interest.....................     5,639           --           --
 Manufactured housing income................................     4,643        4,335        8,412
 Investment securities gains, net...........................     3,341          507        8,527
 Loan sales and servicing...................................    12,089       10,529        9,035
 Other operating income.....................................     8,856       15,268       11,381
                                                              --------      -------      -------
   Total other income.......................................   182,419      163,891      154,710
                                                              --------      -------      -------
Other expenses:
 Salaries, wages, pension and benefits......................   132,119      128,167      138,862
 Net occupancy expense......................................    20,497       20,739       20,178
 Equipment expense..........................................    17,133       17,589       19,198
 Stationary, supplies and postage...........................    11,371       12,296       13,241
 Bankcard, loan processing and other costs..................    24,935       19,133       28,702
 Professional fees..........................................    10,742        9,878       18,382
 Amortization of intangible assets..........................     9,370       10,552       10,989
 Other operating expenses...................................   102,430       56,838       66,954
                                                              --------      -------      -------
   Total other expenses.....................................   328,597      275,192      316,506
                                                              --------      -------      -------
   Income before taxes, extraordinary item and cumulative
     effect of change in accounting method..................   183,471      232,235      184,760
Federal income taxes........................................    60,867       72,448       59,043
                                                              --------      -------      -------
   Income before extraordinary item and change in accounting
     method.................................................   122,604      159,787      125,717
 Extraordinary item, extinguishment of debt, net of taxes of
   $3,148...................................................        --           --       (5,847)
 Cumulative effect of Residual Interest accounting change,
   net of taxes of $3,392...................................    (6,299)          --           --
                                                              --------      -------      -------
   Net income...............................................  $116,305      159,787      119,870
                                                              ========      =======      =======
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities:
 Unrealized holding gains (losses), net of tax expense
   (benefit), arising during period.........................    15,030       30,954      (56,483)
 Less: reclassification adjustment for gains (losses)
   realized in net income, net of taxes.....................    (2,172)        (330)      (5,543)
                                                              --------      -------      -------
 Net unrealized gains (losses), net of tax expense
   (benefit)................................................    17,202       31,284      (50,940)
                                                              --------      -------      -------
Comprehensive income........................................  $133,507      191,071       68,930
                                                              ========      =======      =======
 Net income applicable to common shares.....................  $122,482      159,258      119,563
                                                              ========      =======      =======
Weighted average number of common shares
 outstanding -- basic.......................................    85,594       88,122       90,320
Weighted average number of common shares
 outstanding -- diluted.....................................    86,289       88,861       91,523
Basic EPS before extraordinary item and change in accounting
 method.....................................................  $   1.43         1.81         1.38
                                                              ========      =======      =======
Diluted EPS before extraordinary item and change in
 accounting method..........................................  $   1.42         1.80         1.37
                                                              ========      =======      =======
EPS effect of extraordinary charge, net of taxes............  $     --           --        (0.06)
                                                              ========      =======      =======
EPS effect of cumulative change in accounting method, net of
 taxes......................................................  $  (0.07)          --           --
                                                              ========      =======      =======
Basic Earnings per Share....................................  $   1.36         1.81         1.32
                                                              ========      =======      =======
Diluted Earnings per Share..................................  $   1.35         1.80         1.31
                                                              ========      =======      =======

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  ACCUMULATED
                                                                     OTHER                                 TOTAL
                                 PREFERRED   COMMON    CAPITAL   COMPREHENSIVE   RETAINED   TREASURY   SHAREHOLDERS'
                                   STOCK      STOCK    SURPLUS      INCOME       EARNINGS    STOCK        EQUITY
                                 ---------   -------   -------   -------------   --------   --------   -------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at December 31, 1998...   $9,299     122,387   117,845        5,858      668,837     (17,570)     906,656
  Net income...................       --         --         --           --      119,871          --      119,871
  Cash dividends -- common
    stock ($0.76/share)........       --         --         --           --      (68,627)         --      (68,627)
  Cash dividends -- preferred
    stock......................       --         --         --           --         (305)         --         (305)
  Options exercised/debentures,
    preferred stock
    converted..................   (5,421)     5,596       (915)          --           --      12,549       11,809
  Treasury shares purchased....       --         --         --           --           --     (85,666)     (85,666)
  Market adjustment investment
    securities.................       --         --         --      (50,940)          --          --      (50,940)
  Other........................       --        (46)        --           --           35         788          777
                                  ------     -------   -------      -------      -------    --------      -------
Balance at December 31, 1999...    3,878     127,937   116,930      (45,082)     719,811     (89,899)     833,575
  Net income (loss)............       --         --         --           --      159,787          --      159,787
  Cash dividends -- common
    stock ($0.86 per share)....       --         --         --           --      (76,162)         --      (76,162)
  Cash dividends -- preferred
    stock......................       --         --         --           --         (218)         --         (218)
  Options exercised/debentures,
    preferred stock
    converted..................   (1,377)        --     (3,604)          --           --       6,807        1,826
  Treasury shares purchased....       --         --         --           --           --     (34,890)     (34,890)
  Market adjustment investment
    securities.................       --         --         --       31,284           --          --       31,284
  Other........................       --         --         --           --         (313)         --         (313)
                                  ------     -------   -------      -------      -------    --------      -------
Balance at December 31, 2000...    2,501     127,937   113,326      (13,798)     802,905    (117,982)     914,889
  Net Income...................       --         --         --           --      116,305          --      116,305
  Cash dividends -- common
    stock ($0.93 per share)....       --         --         --           --      (80,050)         --      (80,050)
  Cash dividends -- preferred
    stock......................       --         --         --           --         (122)         --         (122)
  Options exercised (146,540
    shares)....................       --         --     (1,803)          --           --       3,717        1,914
  Preferred stock converted
    (149,001 shares)...........   (1,292)        --     (2,535)          --           --       3,827            0
  Debentures converted (9,092
    shares)....................       --         --       (127)          --           --         207           80
  Treasury shares purchased
    (2,592,402 shares).........       --         --         --           --           --     (65,182)     (65,182)
  Deferred compensation trust
    (246,740 shares)...........       --         --      6,068           --           --        (287)       5,781
  Market adjustment investment
    securities.................       --         --         --       17,202         (527)         --       16,675
  Other........................       --         --        459           --           58          --          517
                                  ------     -------   -------      -------      -------    --------      -------
Balance at December 31, 2001...   $1,209     127,937   115,388        3,404      838,569    (175,700)     910,807
                                  ======     =======   =======      =======      =======    ========      =======

Certain previously reported amounts may have been reclassified to conform to current accounting practices.

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------    --------    ----------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $   116,305     159,787       119,870
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses...............................       61,807      32,708        37,430
    Provision for depreciation and amortization.............       15,569      15,788        15,744
    Amortization of investment securities premiums, net.....          209         606         2,196
    Amortization of income for lease financing..............      (16,464)    (14,140)      (13,679)
    Gains on sales of investment securities, net............       (3,341)       (507)       (8,527)
    Deferred federal income taxes...........................        3,068      20,438       (17,993)
    Increase (decrease) in interest receivable..............       16,794     (11,839)      (18,073)
    Increase (decrease) in interest payable.................      (27,226)     27,558        21,084
    Proceeds from sales of loans............................      269,148     101,192        50,596
    Gains on sales of loans, net............................       (1,587)     (1,718)         (633)
    (Increase) in other real estate and other property......       (2,060)     (7,884)       (3,731)
    (Increase) decrease in other prepaid assets.............          466      (8,360)       (4,757)
    Increase (decrease) in accounts payable.................       15,541     (27,360)       12,805
    (Increase) in bank owned life insurance.................      (12,501)   (139,193)      (29,032)
    Amortization of values ascribed to acquired
      intangibles...........................................        9,370      10,552        10,989
    Other increase (decreases)..............................       51,614     (41,817)       16,028
                                                              -----------    --------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      496,712     115,811       190,317
                                                              -----------    --------    ----------
INVESTING ACTIVITIES
Dispositions of investment securities:
  Available-for-sale -- sales...............................      452,280     310,400       723,164
  Available-for-sale -- maturities..........................      602,057     303,204       498,213
Purchases of investment securities available-for-sale.......   (1,042,518)   (172,643)   (1,784,544)
Net (increase) decrease in federal funds sold...............        8,100      17,000       (18,361)
Net increase in loans and leases, except sales..............     (355,336)   (429,024)     (726,707)
(Increase) in capitalized software..........................       (2,588)    (12,490)       (3,298)
Purchases of premises and equipment.........................      (15,355)    (22,912)      (22,321)
Sales of premises and equipment.............................        4,768       5,449        12,214
                                                              -----------    --------    ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES............     (348,592)     (1,016)    1,321,640
                                                              -----------    --------    ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, NOW and savings
  deposits..................................................      248,638     199,383      (388,003)
Net increase (decrease) in time deposits....................     (324,170)    555,402       402,172
Net increase (decrease) in wholesale borrowings.............       24,875    (739,289)    1,158,039
Repayment of mandatorily redeemable preferred securities....           --          --       (11,022)
Cash dividends -- common and preferred......................      (80,173)    (76,380)      (68,932)
Purchase of treasury shares.................................      (65,182)    (34,890)      (85,666)
Proceeds from exercise of stock options, conversion of
  debentures or conversion of preferred stock...............        1,994       1,826        11,809
                                                              -----------    --------    ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES............     (194,018)    (93,948)    1,018,397
                                                              -----------    --------    ----------
Increase (decrease) in cash and cash equivalents............      (45,898)     20,847      (112,926)
Cash and cash equivalents at beginning of year..............      235,918     215,071       327,997
                                                              -----------    --------    ----------
Cash and cash equivalents at end of year....................  $   190,020     235,918       215,071
                                                              ===========    ========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
    Interest, net of amounts capitalized....................  $   436,513     206,392       156,626
    Income taxes............................................  $    55,065      75,202        48,315
                                                              ===========    ========    ==========

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

(a)  Principles of Consolidation

     The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the "Parent
     Company") and its direct subsidiaries: FirstMerit Bank, National Association, Citizens Investment Corporation,
     Citizens Savings Corporation of Stark County, FirstMerit
     Capital Trust I, FirstMerit Community Development
     Corporation, FirstMerit Credit Life Insurance Company, and
     SF Development Corp.

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

(f)  Loans and Loan Income

     Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is generally accrued on the principal balances of loan outstandings using the "simple-interest" method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is questionable. Loan commitment fees are generally deferred and amortized into other (noninterest) income on a straight-line basis over the commitment period. Unearned discounts on consumer loans are recognized by the interest method.

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

(i)  Provision for Loan Losses

     The provision for loan losses charged to operating expenses is determined based on Management's evaluation of the loan portfolios and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management's judgment, require current recognition.

(j)  Nonperforming Loans

     With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans and leases are in the process of collection and, in Management's opinion, are fully secured. Residential real estate loans over 150 days past due are placed on nonaccrual status, while other consumer loans are generally written off when deemed uncollectable or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, uncollected interest accrued in prior years is charged against the allowance for loan losses and current year accrued interest is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower's financial condition. Under the Corporation's credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans above certain dollar amounts, but exclude certain consumer loans, residential real estate loans, and lease financing assets classified as nonaccrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan's or loan pool's effective interest rate or, as a practical alternative, at the observable market price of the loan or loan pool, or the fair value of the collateral if the loan or loan pool is collateral dependent.

(k)  Allowance for Loan Losses

     The allowance for loan losses is Management's estimate of the amount of probable credit losses in the portfolio. The
     Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans, that may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     uncollectable are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

     The Corporation's allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent an estimation performed according to either Financial Accounting Standards No. 5 or No. 114.
     Management's estimate of each allowance component is based on certain observable data that Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses.
     Refer to Note 5 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

     A key element of the methodology for determining the allowance for loan losses is the Corporation's credit risk-evaluation process, which includes credit-risk grading individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower's ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower's current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual or rotational basis or as Management becomes aware of information affecting a borrower's ability to fulfill its obligation.

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

(n)  Goodwill and Intangible Assets

     The Financial Accounting Standards Board issued Statement of
     Accounting Standards No. 142 (SFAS 142), "Goodwill and Other
     Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization.
     The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The different implementation requirements of the standard are staged in 2002. The Corporation estimates the adoption of SFAS 142 will increase after-tax 2002 earnings by approximately $7 million.

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

(p)  Per Share Data

     Basic earnings per share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period.
     Diluted earnings per share are computed by dividing net income less preferred dividends plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management's discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 22 to the consolidated financial statements illustrates the Corporation's earnings per share calculations for 2001, 2000, and 1999.

(q)  Derivative Instruments and Hedging Activities

     In June 1998, the FASB issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
     133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivative as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualities for hedge accounting exist, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     This statement was originally to be effective for all fiscal quarters beginning after June 15, 1999. In July 1999, the
     FASB issued Statement No. 137, "Accounting for Derivative
     Instruments and Hedging Activities -- Deferral of Effective
     Date of SFAS No. 133." SFAS 137 delayed the implementation of SFAS 133 by one year. As a result, the Corporation adopted SFAS 133 in the first quarter 2001.

     At December 31, 2000, the Corporation had three interest rate swaps ("swaps") that were considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose was to "swap" fixed interest rate liabilities to variable interest rates. The swaps qualified for the "shortcut method of accounting" as prescribed in SFAS 133. The shortcut method results in simpler accounting requirements as ineffectiveness is ignored which eliminates the need for ongoing assessment tests, and only the fair value of the swap and the fair value of the hedged asset or liability is recorded on the Balance Sheet.

     The accounting for the swap that didn't qualify for shortcut treatment requires the fair value of both the swap and the hedged liability to be determined and recorded through earnings each period.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

(r) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

     In September 2000, the FASB issued Statement No. 140,
     "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces and carries over most of the provisions of FASB
     Statement No. 125 and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This
     Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement No. 140 is effective for transfers occurring after March 31, 2001, however, is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The effect of implementation of the Statement's provisions at December 31, 2000 was immaterial to the Corporation. The implementation of the remaining provisions of the Statement effective subsequent to March 31, 2001 had no material effect on its earnings or financial condition.

(s)  Reclassifications

     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(t)  Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement
     Obligations." Statement 143 requires both the recognition of any liability incurred in connection with the retirement of an asset, and the capitalization of the cost as part of the carrying value of the related asset. The capitalized asset is then depreciated over its estimated remaining life. This standard will be implemented in the first quarter of 2003.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or
     Disposal of Long-Lived Assets." This statement supersedes
     Statement No. 121, supersedes the accounting and reporting provisions of APB Opinion No. 30, and amends ARB No. 51.
     Statement No. 144 addresses accounting for a segment of a business accounted for as a discontinued operation and resolves significant implementation issues related to Statement No. 121. This statement will be implemented by the Corporation in 2002.

     Prior to the issuance of Statement No. 144, the Corporation followed Statement No. 121 and reviewed long-lived assets for impairment when recoverability of the assets came into question. When assessing impairment, the Corporation utilizes observable market values, when available, or estimated expected future cash flows based on reasonable and supportable assumptions and projections.

     The adoption of Standard No. 143 and Standard No. 144 are not expected to have a material impact on the Corporation's statements of financial condition, results of operations, or liquidity.

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

3. INVESTMENT SECURITIES

     Investment securities are composed of:

                                                                GROSS         GROSS
                                                AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                                   COST         GAINS         LOSSES        VALUE
                                                ----------    ----------    ----------    ---------
AS OF DECEMBER 31, 2001
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations..........................  $  478,644       6,167           783        484,028
Obligations of state and political
  subdivisions................................     109,136       1,248           435        109,949
Mortgage-backed securities....................   1,147,309      12,867         3,625      1,156,551
Other securities..............................     278,933         623        10,825        268,731
                                                ----------      ------        ------      ---------
                                                $2,014,022      20,905        15,668      2,019,259
                                                ==========      ======        ======      =========
AS OF DECEMBER 31, 2000
Available for sale:
U.S. Treasury securities and U.S. Government
  agency obligations..........................  $  626,488         651         5,022        622,117
Obligations of state and political
  subdivisions................................     101,959         942           157        102,744
Mortgage-backed securities....................   1,003,043       2,880         9,080        996,843
Other securities..............................     291,219         420        11,052        280,587
                                                ----------      ------        ------      ---------
                                                $2,022,709       4,893        25,311      2,002,291
                                                ==========      ======        ======      =========

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers' rights to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED     MARKET
                                                                 COST        VALUE
                                                              ----------   ---------
Due in one year or less.....................................  $   12,409      12,451
Due after one year through five years.......................     310,784     315,643
Due after five years through ten years......................     266,706     269,528
Due after ten years.........................................   1,424,123   1,421,637
                                                              ----------   ---------
                                                              $2,014,022   2,019,259
                                                              ==========   =========

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

4. LOANS

     Loans outstanding by categories are as follows:

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                     AS OF DECEMBER 31,
                                                             ----------------------------------
                                                                2001        2000        1999
                                                             ----------   ---------   ---------
Commercial loans...........................................  $3,486,199   3,251,761   3,122,520
Mortgage loans.............................................     638,908     848,225     878,323
Installment loans..........................................   1,560,905   1,497,270   1,471,149
Home equity loans..........................................     502,521     453,462     408,343
Credit card loans..........................................     132,746     117,494     108,163
Manufactured housing loans.................................     808,476     786,641     753,254
Leases.....................................................     257,565     282,232     272,429
                                                             ----------   ---------   ---------
                                                             $7,387,320   7,237,085   7,014,181
                                                             ==========   =========   =========

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

     Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 5 to the Consolidated Financial Statements as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

                                                                2001      2000      1999
                                                              --------   -------   -------
Aggregate amount at beginning of year.......................  $ 41,691    44,521    26,082
Additions (deductions):
  New loans.................................................    13,767    38,236    35,193
  Repayments................................................   (16,096)  (40,937)  (13,571)
Changes in directors and their affiliations.................      (102)     (129)   (3,183)
                                                              --------   -------   -------
Aggregate amount at end of year.............................  $ 39,260    41,691    44,521
                                                              ========   =======   =======

5. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The Corporation's allowance for loan losses is the sum of various components recognized and measured pursuant to SFAS 5, AICPA SOP "Allowance for Credit Losses" (for pools of loans) and SFAS 114 (for individually impaired loans). The components include the following: (a) a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for consumer loan pools) and (b) a component for industry risk exposure. The Corporation's historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.

     The SFAS 114 component of the allowance for loan losses is determined as part of the Corporation's credit risk-grading process. The credit-risk grading process for commercial loans is summarized as follows:

     "Pass" Loans (Grades 1, 2, 3, 4) are not considered a greater than normal credit risk. Generally, the borrowers have the apparent ability to satisfy obligations to the bank, and the Corporation anticipates insignificant uncollectable amounts based on its individual loan review.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     "Special-Mention" Loans are commercial loans that have identified potential weaknesses that deserve Management's close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution's credit position.

     "Substandard" Loans are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt pursuant to the contractual principal and interest terms. Such loans are characterized by the distinct possibility that the Corporation may sustain some loss if the deficiencies are not corrected. All substandard loans of $300 thousand or more are included in the "Individually Impaired Loans" category and are measured in accordance with SFAS 114.

     "Doubtful" Loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that existing facts, conditions, and values make collection or liquidation in full highly improbable. Such loans are currently managed separately to determine the highest recovery alternatives. All doubtful loans of $100 thousand or more are included in the "Individually Impaired Loans" category and are measured in accordance with SFAS 114.

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

     The industry exposure component of the allowance for loan losses reflects Management's assertion that it is probable there are additional incurred credit losses related to manufactured housing that are not adequately captured in the historical loss experience component. The principal factor influencing Management's assessment of manufactured housing is the decision by the Company to cease originating manufactured housing loans through its Mobile Consultants Inc. subsidiary. Management believes it is probable this decision will lead to lower sale prices for repossessed units and a larger percentage loss for each unit repossessed.

     Transactions in the allowance for loan losses are summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
Balance at January 1,.......................................  $108,285   104,897    96,149
  Additions (deductions):
  Acquisition adjustment/other..............................        --        --     1,028
  Provision for loan losses.................................    61,807    32,708    37,430
  Loans charged off.........................................   (61,885)  (49,428)  (47,836)
  Recoveries on loans previously charged off................    17,028    20,108    18,126
                                                              --------   -------   -------
Balance at December 31,.....................................  $125,235   108,285   104,897
                                                              ========   =======   =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                      DECEMBER 31, 2001
                             ----------------------------------------------------------------------------------------------------
                                                                          LOAN TYPE
                             ----------------------------------------------------------------------------------------------------
                                                                                HOME       MFD     CREDIT      RES
 ALLOWANCE FOR LOAN LOSSES   COMMERCIAL   COMMERCIAL             INSTALLMENT   EQUITY    HOUSING    CARD     MORTGAGE
        COMPONENTS:            LOANS      R/E LOANS    LEASES       LOANS       LOANS     LOANS     LOANS     LOANS       TOTAL
 -------------------------   ----------   ----------   -------   -----------   -------   -------   -------   --------   ---------
Individually Impaired Loan
  Component:
  Loan balance.............  $ 115,476       40,616      1,791            0          0         0         0         0      157,883
  Allowance................     15,789        4,075        200            0          0         0         0         0       20,064
Collective Loan Impairment
  Components:
Historical Loss Experience:
Credit risk-graded loans
  (1)
Grade 1 loan balance.......    113,193       10,653         12                                                            123,858
Grade 1 allowance..........        230           21          0                                                                251
Grade 2 loan balance.......    138,180      140,968      8,983                                                            288,131
Grade 2 allowance..........        293          564         18                                                                875
Grade 3 loan balance.......    181,981      323,438     65,869                                                            571,288
Grade 3 allowance..........      1,043        1,941        296                                                              3,280
Grade 4 loan balance.......  1,064,275    1,162,014     40,897                                                          2,267,186
Grade 4 allowance..........      8,932        9,191        327                                                             18,450
Grade 5 (Special Mention)
  loan balance.............     98,095       74,710      2,231                                                            175,036
Grade 5 allowance..........      3,904        2,241         78                                                              6,223
Grade 6 (Substandard) loan
  balance..................          0       21,054      2,326                                                             23,380
Grade 6 allowance..........          0        2,232        233                                                              2,465
Grade 7 (Doubtful) loan
  balance..................      1,374          172      1,010                                                              2,556
Grade 7 allowance..........        356           69        263                                                                688
Consumer loans based on
  payment status:
Current loan balances......                            121,034    1,505,464    492,785   754,134   126,849   620,275    3,620,541
Current loans allowance....                                749       10,456      1,971    17,100     3,488       620       34,384
30 days past due loan
  balance..................                              9,356       31,066      5,404    37,884     2,171     6,932       92,813
30 days past due
  allowance................                                842        4,824        540     7,577       543        69       14,395
60 days past due loan
  balance..................                              2,499       14,050      2,685     9,732     1,378     2,252       32,596
60 days past due
  allowance................                                375        3,755        537     3,406       689       113        8,875
90+ days past due loan
  balance..................                              1,557       10,325      1,647     6,726     2,348     9,449       32,052
90+ days past due
  allowance................                                311        4,027        494     4,047     1,352     2,192       12,423
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total loans................  $1,712,574   1,773,625    257,565    1,560,905    502,521   808,476   132,746   638,908    7,387,320
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total Allowance for Loan
  Losses...................  $  30,547       20,334      3,692       23,062      3,542    32,130     6,072     2,994      122,373
Other components: (2)
Industry exposure loan
  balance..................          0            0          0            0          0   808,476         0         0      808,476
Industry exposure
  allowance................          0            0          0            0          0     2,862         0         0        2,862
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total Allowance for Loan
  Losses...................  $  30,547       20,334      3,692       23,062      3,542    34,992     6,072     2,994      125,235
                             ==========   =========    =======    =========    =======   =======   =======   =======    =========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                      DECEMBER 31, 2000
                             ----------------------------------------------------------------------------------------------------
                                                                          LOAN TYPE
                             ----------------------------------------------------------------------------------------------------
                                                                                HOME       MFD     CREDIT      RES
 ALLOWANCE FOR LOAN LOSSES   COMMERCIAL   COMMERCIAL             INSTALLMENT   EQUITY    HOUSING    CARD     MORTGAGE
        COMPONENTS:            LOANS      R/E LOANS    LEASES       LOANS       LOANS     LOANS     LOANS     LOANS       TOTAL
 -------------------------   ----------   ----------   -------   -----------   -------   -------   -------   --------   ---------
Individually Impaired Loan
  Component:
  Loan balance.............  $  86,014       21,971      1,402            0          0         0         0         0      109,387
  Allowance................     14,183        4,524      1,270            0          0         0         0         0       19,977
Collective Loan Impairment
  Components:
Historical Loss Experience:
Credit risk-graded loans
  (1)
Grade 1 loan balance.......    109,127       11,213          0                                                            120,340
Grade 1 allowance..........        221           56          0                                                                277
Grade 2 loan balance.......    179,801      158,218     19,060                                                            357,079
Grade 2 allowance..........        394          791         38                                                              1,223
Grade 3 loan balance.......    296,033      313,260     61,763                                                            671,056
Grade 3 allowance..........      1,378        2,334        247                                                              3,959
Grade 4 loan balance.......    897,863      990,196     40,953                                                          1,929,012
Grade 4 allowance..........      8,398       10,489        369                                                             19,256
Grade 5 (Special Mention)
  loan balance.............     80,569       97,236      2,385                                                            180,190
Grade 5 allowance..........      3,073        2,431         83                                                              5,587
Grade 6 (Substandard) loan
  balance..................          0        9,744      4,452                                                             14,196
Grade 6 allowance..........          0        1,189        445                                                              1,634
Grade 7 (Doubtful) loan
  balance..................        516            0        359                                                                875
Grade 7 allowance..........        129            0         90                                                                219
Consumer loans based on
  payment status:
Current loan balances......                            142,971    1,457,981    448,342   709,989   112,257   826,106    3,697,646
Current loans allowance....                                904        9,039      1,569     7,153     2,245       826       21,736
30 days past due loan
  balance..................                              6,566       22,506      2,789    48,781     2,005     8,966       91,613
30 days past due
  allowance................                                657        3,793        223     5,854       501        90       11,118
60 days past due loan
  balance..................                              1,775       11,239      1,566    17,816     1,238     2,241       35,875
60 days past due
  allowance................                                320        3,376        219     3,563       681       112        8,271
90+ days past due loan
  balance..................                                546        5,544        765    10,055     1,994    10,912       29,817
90+ days past due
  allowance................                                109        2,627        229     2,731     1,345     2,525        9,568
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total loans................  $1,649,923   1,601,838    282,232    1,497,270    453,462   786,641   117,494   848,225    7,237,085
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total Allowance for Loan
  Losses...................  $  27,776       21,814      4,532       18,835      2,241    19,301     4,773     3,553      102,825
Other components: (2)
Industry exposure loan
  balance..................          0            0          0            0          0   786,641         0         0      786,641
Industry exposure
  allowance................          0            0          0            0          0     5,460         0         0        5,460
                             ----------   ---------    -------    ---------    -------   -------   -------   -------    ---------
Total Allowance for Loan
  Losses...................  $  27,776       21,814      4,532       18,835      2,241    24,761     4,773     3,553      108,285
                             ==========   =========    =======    =========    =======   =======   =======   =======    =========

6. MANUFACTURED HOUSING ACTIVITY AND RELATED RESTRUCTURE CHARGE

     On October 31, 2001, the Corporation, through its subsidiary Mobile Consultants, Inc. ("MCi"), exited the manufactured housing lending business and thereby stopped origination of new manufactured housing ("MH") finance contracts ("MHF contracts"). The collection and recovery aspect of servicing for existing MHF contracts was retained. In conjunction with the exit of this business, the Corporation recorded a fourth quarter after-tax restructure charge of $41.1 million, or $0.49 per diluted share.

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

     The $21.1 million charge, related to changes in loss severity assumptions, is expected to occur as a result of moving from retail to wholesale repossession liquidations. Previously, MH dealers remarketed MH units on the Corporation's behalf. With the cessation of originations, this process will not be continued and collection receipts are expected to decline. The estimated corresponding write-downs as a result of this change are as follows: a decline in the fair value of the MH securitized retained interest asset of $5.3 million; an additional liability associated with sold MH finance contracts of $11.4 million; and increased losses expected from sales of repossessed MH units of $4.4 million. Additionally, because of these origination and collection changes, the allowance for loan losses, as it pertains to MH loans, has been increased $9.4 million.

     Estimated severance payments, stay-bonuses and outplacement costs, associated with the elimination of 97 origination and collection positions, total approximately $1.1 million, after taxes. Payout of these involuntary termination benefits is expected to occur predominantly during 2002 and is not expected to have a material impact on the Corporation's cash flows.

     Prior to exiting the manufactured housing lending business, when MCi sold an MHF contract to an unaffiliated financial institution, the Company earned a "manufactured housing brokerage fee." In 2001, 968 MHF contracts totaling $33.2 million were sold generating $2.2 of manufactured housing brokerage fees. In 2000, 867 MHF contracts, totaling $30.9 million, were sold resulting in $1.8 million in manufactured housing brokerage fees. During 1999, 575 MHF contracts totaling $19.7 million were sold which produced $1.3 million in manufactured housing brokerage fees.

     Until originations of manufactured housing finance contracts stopped, the Corporation's subsidiary, FirstMerit Bank, N.A., purchased MHF contracts from MCi, a portion of which, prior to 1999, was securitized and sold to investors.

     At the time of the sales, the Corporation recorded a retained interest in securitized assets representing the discounted future cash flows to be received by the Corporation for 1) servicing income from the ABS pools, 2) principal and interest payments on MHF contracts contributed to the ABS pools as a credit enhancement, referred to as "over-collateralization" and, 3) excess interest spread. Excess interest spread represents the difference between interest collected from the MHF contract borrowers and interest paid to investors in the ABS pool.

     In the second quarter of 2001, the Corporation recorded the cumulative effect of a change in accounting method. Specifically, the requirements of Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"), were adopted, as required, and changed the criteria for recognizing an "other than temporary" adverse change in the timing or amounts of estimated retained interest cash flows. Accordingly, the Corporation wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income. In the fourth quarter of this year, as described earlier in this section, the Corporation further reduced the carrying value of this asset by $5.3 million, after taxes.

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

     The components of mortgage servicing rights are as follows:

                                                               2001      2000     1999
                                                              -------   ------   ------
Balance at January 1, net...................................  $10,422   12,929   11,265
  Additions.................................................    8,329    5,095    3,964
  Sales.....................................................       --   (5,465)      --
  Scheduled amortization....................................   (2,965)  (2,217)  (2,213)
  Less: allowance for impairment/other......................     (516)      80      (87)
                                                              -------   ------   ------
Balance at December 31, net.................................  $15,270   10,422   12,929
                                                              =======   ======   ======

     In 2001, 2000 and 1999, the Corporation's income before federal income taxes was increased by approximately $4.8 million, $2.5 million and $1.7 million, respectively, as a result of mortgage servicing rights activity.

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

     At year-ends 2001 and 2000, the Corporation serviced mortgage loans for outside investors of approximately $1.8 billion and $2.2 billion, respectively. The following table provides servicing information for the year-ends indicated:

                                                                2001        2000        1999
                                                             ----------   ---------   ---------
Balance, January 1,........................................  $2,218,377   2,274,123   1,802,899
Additions:
  Loans originated and sold to investors...................     554,838     163,596     104,019
  Existing loans sold to investors.........................     109,600       8,851     687,949
Reductions:
  Loans sold servicing released............................     (17,951)    (32,080)     (3,130)
  Regular amortization, prepayments and foreclosures.......  (1,040,986)   (196,113)   (317,614)
                                                             ----------   ---------   ---------
Balance, December 31,......................................  $1,823,878   2,218,377   2,274,123
                                                             ==========   =========   =========

8. RESTRICTIONS ON CASH AND DIVIDENDS

     The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $6.0 million during 2001. The level of this balance is based upon amounts and types of customers' deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2001, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

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

9. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                  YEAR-ENDS,       ESTIMATED
                                                              ------------------    USEFUL
                                                                2001      2000       LIVES
                                                              --------   -------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Land........................................................  $ 19,786    17,711          --
Buildings...................................................   117,895   116,668   10-35 yrs
Equipment...................................................    98,980   101,226    3-15 yrs
Leasehold improvements......................................    16,087    16,978    1-20 yrs
                                                              --------   -------   ---------
                                                               252,748   252,583
Less accumulated depreciation and amortization..............   123,836   118,689
                                                              --------   -------
                                                              $128,912   133,894
                                                              ========   =======

     Amounts included in other expenses for depreciation and amortization aggregated $15,569, $15,788 and $15,774 for the years ended 2001, 2000 and 1999, respectively.

     At December 31, 2001, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

YEARS ENDING                                                      LEASE
DECEMBER 31,                                                   COMMITMENTS
------------                                                   -----------
2002........................................................     $ 7,182
2003........................................................       6,540
2004........................................................       5,967
2005........................................................       4,859
2006........................................................       3,754
2007-2025...................................................      18,875
                                                                 -------
                                                                 $47,177
                                                                 =======

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

     During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation's wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

in the open market. The activity and balances resulting from these open market acquisitions have been eliminated, when appropriate, in the Consolidated Financial Statements and the related Notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2001 and 2000.

     Residential mortgage loans totaling $866 million, $962 million and $1.1 billion at year-ends 2001, 2000 and 1999, respectively, were pledged to secure Federal Home Loan Bank ("FHLB") advances. Federal Home Loan Mortgage Corporation ("Freddie Mac") Preferred Stock of approximately $9.1 million and corporate bonds of other financial institutions totaling $9.1 million were pledged against the line of credit outstanding of $10.0 million at year-end 2001. FANNIE MAE ("FNMA") Preferred Stock and Freddie Mac Preferred Stock of approximately $20.3 million and corporate bonds of other financial institutions totaling $14.0 million were pledged against the line of credit outstanding of $22.0 million at year-end 2000. FNMA and Freddie Mac Preferred Stock of approximately $19.5 million and corporate bonds of another financial institution totaling $14.5 million were pledged against the line of credit outstanding of $22.0 million at year-end 1999.

12. FEDERAL INCOME TAXES

     Federal Income Taxes are comprised of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   ------    -------
Taxes currently payable.....................................  $54,407   52,010     73,888
Deferred expense (benefit)..................................    3,068   20,438    (17,993)
                                                              -------   ------    -------
                                                              $57,475   72,448     55,895
                                                              =======   ======    =======

     Actual Federal income tax expense differs from expected Federal income tax as shown in the following table:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
Statutory rate..............................................   35.0%     35.0%     35.0%
Increase (decrease) in rate due to:
  Interest income on tax-exempt securities and tax-free
     loans, net.............................................   (1.0)%    (0.8)%    (1.3)%
  Goodwill amortization.....................................    2.9%      1.0%      1.2%
  Reduction in excess tax reserves..........................   (0.3)%    (2.7)%    (3.3)%
  Merger expenses at acquisition............................     --        --       0.6%
  Bank owned life insurance.................................   (2.5)%    (0.6)%    (0.6)%
  Dividends received deduction..............................   (0.4)%    (0.3)%    (0.3)%
  Non-deductible meals and entertainment....................    0.2%      0.1%      0.2%
  Other.....................................................   (0.8)%    (0.5)%     0.3%
                                                               ----      ----      ----
  Effective tax rates.......................................   33.1%     31.2%     31.8%
                                                               ====      ====      ====

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Principal components of the Corporations net deferred tax (liability) are summarized as follows:

                                                                  YEAR-ENDS,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Deferred tax assets:
  Allowance for credit losses...............................  $ 43,734     36,034
  Loan fees and expenses....................................    (6,448)      (286)
  Employee benefits.........................................     6,519      8,171
  Available for sale securities.............................    (1,833)     7,146
  Valuation reserves........................................    16,188      5,608
  Purchase accounting and acquisition adjustments...........     5,225      6,359
                                                              --------    -------
                                                                63,385     63,032
                                                              --------    -------
Deferred tax liabilities:
  Leased assets and depreciation............................   (55,244)   (47,899)
  FHLB Stock................................................   (15,585)   (13,533)
  Mortgage banking and loan fees............................    (7,997)    (7,268)
  Other.....................................................      (675)     1,598
                                                              --------    -------
                                                               (79,501)   (67,102)
                                                              --------    -------
Total net deferred tax (liability)..........................  $(16,116)    (4,070)
                                                              ========    =======

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The following table sets forth both plans' funded status and amounts recognized in the Corporation's consolidated financial statements.

                                              PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                        ----------------------------   ---------------------------
                                          2001      2000      1999      2001      2000      1999
                                        --------   -------   -------   -------   -------   -------
Change in Benefit Obligation
Projected Benefit Obligation (PBO)/,
  Accumulated Postretirement Benefit
  Obligation (APBO), beginning of
  year................................  $ 81,170    79,600    73,689    26,784    27,438    27,901
  Service Cost........................     4,193     4,227     4,099       906       854       992
  Interest Cost.......................     6,369     5,857     5,339     2,078     1,934     2,030
  Plan amendments.....................        --        --     2,626    (2,626)       --        --
  Participant contributions...........        --        --        --       312       370       275
  Actuarial (gain) loss...............    13,491    (4,169)   (1,705)    7,777    (2,052)   (2,293)
  Benefits Paid.......................    (5,933)   (4,345)   (4,448)   (1,993)   (1,760)   (1,467)
                                        --------   -------   -------   -------   -------   -------
PBO/APBO, end of year.................    99,290    81,170    79,600    33,238    26,784    27,438
                                        ========   =======   =======   =======   =======   =======
Change in Plan Assets
Fair Value of Plan Assets, beginning
  of year.............................   116,508    93,796    80,479        --        --        --
  Actuarial return on plan assets.....   (27,915)   19,979    14,230        --        --        --
  Asset transfer from CoBancorp.......        --        --     3,045        --        --        --
  Participant contributions...........        --        --        --       312       370       275
  Employer contributions..............       617     7,078       490     1,681     1,390     1,192
  Benefits paid.......................    (5,933)   (4,345)   (4,448)   (1,993)   (1,760)   (1,467)
                                        --------   -------   -------   -------   -------   -------
Fair Value of Plan Assets, end of
  year................................    83,277   116,508    93,796         0         0         0
                                        ========   =======   =======   =======   =======   =======
Funded Status.........................   (16,013)   35,337    14,196   (33,238)  (26,784)  (27,438)
Unrecognized Transition (asset)
  obligation..........................      (105)     (172)     (379)    6,871     9,846    10,667
Prior service costs...................     4,764     3,291     3,654        --       514       556
Cumulative net (gain) or loss.........    18,725   (31,226)  (15,627)    3,444    (4,460)   (2,527)
                                        --------   -------   -------   -------   -------   -------
(Accrued) prepaid
  pension/postretirement cost.........     7,371     7,230     1,844   (22,923)  (20,884)  (18,742)
                                        ========   =======   =======   =======   =======   =======
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost................    10,672     9,720     3,297        --        --        --
  Accrued benefit liability...........   (10,249)   (7,357)   (6,185)  (22,923)  (20,884)  (18,742)
  Intangible asset....................     5,568     4,125     4,277        --        --        --
  Accumulated other comprehensive
     income...........................     1,380       742       455        --        --        --
                                        --------   -------   -------   -------   -------   -------
Net amount recognized.................  $  7,371     7,230     1,844   (22,923)  (20,884)  (18,742)
                                        ========   =======   =======   =======   =======   =======

                                      PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                    ---------------------   -------------------------------------
                                    2001     2000    1999      2001          2000         1999
                                    -----    ----    ----   -----------   ----------   ----------
Weighted-average assumptions as of
  December 31
Discount Rate.....................   7.25%   8.00%   7.75%        7.25%        8.00%        7.75%
Long-term rate of return on
  assets..........................  10.00%   9.50%   9.25%           --           --           --
Rate of compensation increase.....   3.75%   4.00%   4.00%           --           --           --
Medical trend
  rates -- non-medicare risk......     --      --      --     5% to 10%     5% to 6%     5% to 7%
Medical trend rates -- medicare
  risk............................     --      --      --    10% to 40%     5% to 6%     5% to 7%

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                      1-PERCENTAGE     1-PERCENTAGE
                                                     POINT INCREASE   POINT DECREASE
                                                     --------------   --------------
Effect on total of service and interest cost
  components.......................................      $  301             (276)
Effect on postretirement benefit obligation........       2,512           (2,336)

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                              ------------------------   -------------------------
                                               2001     2000     1999     2001      2000     1999
                                              ------   ------   ------   -------   ------   ------
Components of Net Periodic
  Pension/Postretirement Cost
Service Cost................................  $4,193    4,227    4,099      906      854      992
Interest Cost...............................   6,369    5,857    5,339    2,078    1,935    2,030
Expected return on assets...................  (9,649)  (8,224)  (7,208)      --       --       --
Amorization of unrecognized
  Transition (asset)........................     (67)    (207)    (207)     821      821      821
  Prior service costs.......................     473      364      364       43       43       43
Cumulative net (gain) loss..................    (844)    (325)      70     (128)    (120)      --
                                              ------   ------   ------   ------    -----    -----
Net periodic pension/postretirement cost....  $  475    1,692    2,457    3,720    3,533    3,886
                                              ======   ======   ======   ======    =====    =====

     The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

     Accumulated Benefit Obligation for the Corporation's pension plan were ($84,974), ($68,129), and ($65,804) for the periods ended December 31, 2001,
2000, and 1999, respectively.

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

14. STOCK OPTIONS

     The Corporation's 1992, 1997 and 1999 Stock Plans (the "Plans") provide qualified and non-qualified options to certain key employees (and to all full-time employees in the case of the 1999 stock plan) for up to 5,966,556 common shares of the Corporation. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                 2001             2000               1999
                                              -----------   ----------------   ----------------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Pro forma amounts:
  Net income................................  $   106,508            154,382            114,717
  Earnings per share (basic)................         1.24               1.75               1.27
  Earnings per share (diluted)..............         1.23               1.74               1.25
Assumptions:
  Dividend yield............................         3.59%              2.92%              2.52%
  Expected volatility.......................        31.00%      24.63%-24.75%      24.11%-25.55%
  Risk free interest rate...................   3.86%-5.08%        4.95%-6.83%        5.04%-6.42%
  Expected lives............................    5-7 years          5-7 years        3-9.5 years

     A summary of stock option activity is as follows:

                                            OPTIONS           OPTIONS     RANGE OF OPTION   AVERAGE OPTION
                                      AVAILABLE FOR GRANT   OUTSTANDING   PRICE PER SHARE   PRICE PER SHARE
                                      -------------------   -----------   ---------------   ---------------
December 31, 1998...................       1,790,020         3,209,272        4.43-34.00        $19.46
  New shares reserved...............       4,000,000                --                --            --
  Canceled..........................        (146,575)         (196,702)       7.16-30.38         24.70
  Exercised.........................              --          (938,468)       4.43-27.04         14.91
  Granted...........................      (1,838,982)        1,838,982       25.69-28.63         26.38
                                          ----------         ---------     -------------
December 31, 1999...................       3,804,463         3,913,084        4.43-34.00         22.60
  Canceled..........................              --          (158,671)       6.31-30.38         25.19
  Exercised.........................              --          (203,081)       4.43-24.84         13.67
  Granted...........................        (386,819)          386,819       16.44-27.06         17.18
                                          ----------         ---------     -------------
December 31, 2000...................       3,417,644         3,938,151        4.43-34.00         22.60
  Canceled..........................              --           (62,812)      16.44-30.38         25.70
  Exercised.........................              --          (194,902)       5.30-24.84         16.15
  Granted...........................      (1,592,324)        1,592,324       23.48-26.19         25.86
                                          ----------         ---------     -------------
December 31, 2001...................       1,825,320         5,272,761        4.43-34.00         23.64
                                          ==========         =========     =============

     The ranges of exercise prices and the remaining contractual life of options as of December 31, 2001 were as follows:

RANGE OF EXERCISE PRICES                             $0 - $9   $10 - $18   $19 - $26   $27 - $34
------------------------                             -------   ---------   ---------   ---------
Options outstanding:
Outstanding as of December 31, 2001................   60,749     984,632   3,532,522    694,858
Wtd-avg remaining contractual life (in years)......     2.43        5.09        7.67       6.66
Weighted-average exercise price....................  $  8.50       14.67       25.29      29.24
Options exerciseable:
Outstanding as of December 31, 2001................   60,749     866,463   2,527,957    606,709
Wtd-avg remaining contractual life (in years)......     2.43        4.67        7.73       6.64
Weighted-average exercise price....................  $  8.50       14.43       25.12      29.07

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

15. PARENT COMPANY

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

                                                                AS OF DECEMBER 31,
                                                              -----------------------
CONDENSED BALANCE SHEETS                                         2001         2000
------------------------                                      ----------    ---------
ASSETS
Cash and due from banks.....................................  $      740       29,187
Investment securities.......................................       8,999        1,207
Loans to subsidiaries.......................................      23,376        7,282
Investment in subsidiaries, at equity in underlying value of
  their net assets..........................................     889,316      886,315
Other assets................................................      82,900       88,954
                                                              ----------    ---------
                                                              $1,005,331    1,012,945
                                                              ==========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Convertible subordinated debt...............................  $   41,137       41,217
Wholesale borrowings........................................      51,547       51,547
Accrued and other liabilities...............................       1,840        5,292
Shareholders' equity........................................     910,807      914,889
                                                              ----------    ---------
                                                              $1,005,331    1,012,945
                                                              ==========    =========

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
CONDENSED STATEMENTS OF INCOME                                  2001       2000       1999
------------------------------                                --------    -------    -------
Income:
Cash dividends from subsidiaries............................  $134,925    160,600     62,000
Other income................................................     1,063      2,134      5,740
                                                              --------    -------    -------
                                                               135,988    162,734     67,740
Interest and other expenses.................................     3,849     10,410     11,839
                                                              --------    -------    -------
Income before federal income tax benefit and equity in
  undistributed income of subsidiaries......................   132,139    152,324     55,901
Federal income tax (benefit)................................    (1,457)    (9,267)    (9,501)
                                                              --------    -------    -------
                                                               133,596    161,591     65,402
Equity in undistributed income (loss) of subsidiaries.......   (17,291)    (1,804)    54,468
                                                              --------    -------    -------
Net income..................................................  $116,305    159,787    119,870
                                                              ========    =======    =======

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                              2001         2000       1999
----------------------------------                            ---------    --------    -------
Operating activities:
Net income..................................................  $ 116,305     159,787    119,870
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in undistributed income of subsidiaries..............     17,291       1,804    (54,468)
Other.......................................................      3,847     (74,659)   (72,302)
                                                              ---------    --------    -------
Net cash provided (used) by operating activities............    137,443      86,932     (6,900)
                                                              ---------    --------    -------
Investing activities:
Proceeds from maturities of investment securities...........      6,227       6,726      9,588
Loans to subsidiaries.......................................    (24,951)         --     (5,414)
Repayment of loans to subsidiaries..........................      8,857     131,750         --
Payments for investments in and advances to subsidiaries....     (2,084)     (7,202)        --
Net decrease in loans.......................................         --         543     13,734
Purchases of investment securities..........................    (16,280)     (6,190)    (1,512)
                                                              ---------    --------    -------
Net cash provided (used) by investing activities............    (28,231)    125,627     16,396
                                                              ---------    --------    -------
Financing activities:
Net increase (decrease) in wholesale borrowings.............        (80)    (78,797)   119,520
Cash dividends..............................................    (80,172)    (76,380)   (68,932)
Proceeds from exercise of stock options.....................      7,775       1,826     11,809
Purchase of treasury shares.................................    (65,182)    (34,890)   (85,666)
                                                              ---------    --------    -------
Net cash provided (used) by financing activities............   (137,659)   (188,241)   (23,269)
                                                              ---------    --------    -------
Net increase (decrease) in cash and cash equivalents........    (28,447)     24,318    (13,773)
Cash and cash equivalents at beginning of year..............     29,187       4,869     18,642
                                                              ---------    --------    -------
Cash and cash equivalents at end of year....................  $     740      29,187      4,869
                                                              =========    ========    =======

16. SEGMENT INFORMATION

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation's operations through its major line of business Supercommunity Banking. Parent Company and Other Subsidiaries include activities that are not directly attributable to Super Community Banking. Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation's business is conducted solely in the United States.

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

                                                                                 2001
                                                              -------------------------------------------
                                                                               PARENT CO.
                                                              SUPERCOMMUNITY   OTHER SUBS
                                                                 BANKING          ELIMS      CONSOLIDATED
                                                              --------------   -----------   ------------
                                                                        (DOLLARS IN THOUSANDS)
SUMMARY OF OPERATIONS:
 Net interest income........................................   $   386,202         5,254         391,456
 Provision for loan losses..................................        61,807            --          61,807
 Other income...............................................       180,748         1,671         182,419
 Other expenses.............................................       327,868           729         328,597
 Net income.................................................       111,796         4,509         116,305
AVERAGE BALANCES:
 Assets.....................................................    10,141,784        39,125      10,180,909
 Loans......................................................     7,371,083         2,410       7,373,493
 Earning assets.............................................     9,391,420        16,778       9,408,198
 Deposits...................................................     7,450,733        (9,136)      7,441,597
 Shareholders' equity.......................................       813,103       108,131         921,234
PERFORMANCE RATIOS:
 Return on average equity...................................         13.75%                        12.65%
 Return on average assets...................................          1.10%                         1.14%
 Efficiency ratio, excludes unusual charges.................         48.55%                        48.09%

                                                                                 2000
                                                              -------------------------------------------
                                                                               PARENT CO.
                                                              SUPERCOMMUNITY   OTHER SUBS
                                                                 BANKING          ELIMS      CONSOLIDATED
                                                              --------------   -----------   ------------
                                                                        (DOLLARS IN THOUSANDS)
SUMMARY OF OPERATIONS:
 Net interest income........................................       383,398        (7,154)        376,244
 Provision for loan losses..................................        32,611            97          32,708
 Other income...............................................       161,509         2,382         163,891
 Other expenses.............................................       273,215         1,977         275,192
 Net income.................................................       157,862         1,925         159,787
AVERAGE BALANCES:
 Assets.....................................................    10,310,415        58,222      10,368,637
 Loans......................................................     7,272,807         2,229       7,275,036
 Earning assets.............................................     9,652,212        12,039       9,664,251
 Deposits...................................................     7,431,772       (16,762)      7,415,010
 Shareholders' equity.......................................       881,717       (19,608)        862,109
PERFORMANCE RATIOS:
 Return on average equity...................................         17.90%                        18.60%
 Return on average assets...................................          1.53%                         1.54%
 Efficiency ratio, excludes unusual charges.................         47.87%                        48.69%

                                                                                 1999
                                                              -------------------------------------------
                                                                               PARENT CO.
                                                              SUPERCOMMUNITY   OTHER SUBS
                                                                 BANKING          ELIMS      CONSOLIDATED
                                                              --------------   -----------   ------------
                                                                        (DOLLARS IN THOUSANDS)
SUMMARY OF OPERATIONS:
 Net interest income........................................       386,891        (2,905)        383,986
 Provision for loan losses..................................        36,429         1,001          37,430
 Other income...............................................       154,003           707         154,710
 Other expenses.............................................       314,211         2,295         316,506
 Net income.................................................       115,989         3,881         119,870
AVERAGE BALANCES:
 Assets.....................................................     9,513,827       (20,780)      9,493,047
 Loans......................................................     6,859,513         5,817       6,865,330
 Earning assets.............................................     8,842,908       (45,313)      8,797,595
 Deposits...................................................     6,836,327       (37,646)      6,798,681
 Shareholders' equity.......................................       855,980        24,144         880,124
PERFORMANCE RATIOS:
 Return on average equity...................................         18.00%                        13.67%
 Return on average assets...................................          1.62%                         1.26%
 Efficiency ratio, excludes unusual charges.................         50.28%                        50.86%

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

     The table below presents estimated revenues from external customers, by product and service group for the periods depicted.

                                                        RETAIL    COMMERCIAL   TRUST     TOTAL
                                                       --------   ----------   ------   -------
2001
  Interest and fees..................................  $406,171    401,043     22,593   829,807
  Service charges....................................    50,605     16,817         --    67,422
  Sales and servicing................................    12,089         --         --    12,089
                                                       --------    -------     ------   -------
     Totals..........................................  $468,865    417,860     22,593   909,318
                                                       ========    =======     ======   =======
2000
  Interest and fees..................................  $414,031    447,018     21,580   882,629
  Service charges....................................    49,048     13,180         --    62,228
  Sales and servicing................................    10,529         --         --    10,529
                                                       --------    -------     ------   -------
     Totals..........................................  $473,608    460,198     21,580   955,386
                                                       ========    =======     ======   =======
1999
  Interest and fees..................................  $387,083    367,853     18,708   773,644
  Service charges....................................    45,102     11,780         --    56,882
  Sales and servicing................................     9,035         --         --     9,035
                                                       --------    -------     ------   -------
     Totals..........................................  $441,220    379,633     18,708   839,561
                                                       ========    =======     ======   =======

17. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These disclosures do not attempt to estimate or represent the Corporation's fair value as a whole. Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument, and may change in subsequent reporting periods due to market conditions or other factors.

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

     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

          Investment Securities -- The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

          Federal funds sold -- The carrying amount is considered a reasonable estimate of fair value.

          Net loans -- The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

          Cash and due from banks -- The carrying amount is considered a reasonable estimate of fair value.

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

          Accrued interest receivable -- The carrying amount is considered a reasonable estimate of fair value.

          Deposits -- SFAS No. 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, to be established at carrying value because of the customers' ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

          Wholesale borrowings -- The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation's long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

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

          Accrued interest payable -- The carrying amount is considered a reasonable estimate of fair value.

                                                                    YEAR-ENDS
                                                  ----------------------------------------------
                                                           2001                    2000
                                                  ----------------------   ---------------------
                                                   CARRYING      FAIR      CARRYING      FAIR
                                                    AMOUNT       VALUE      AMOUNT       VALUE
                                                  ----------   ---------   ---------   ---------
Financial assets:
  Investment securities.........................  $2,019,259   2,019,259   2,002,291   2,002,291
  Federal funds sold............................          --          --       8,100       8,100
  Net loans & loans held for sale...............   7,306,985   7,297,778   7,264,553   7,168,940
  Cash and due from banks.......................     190,020     190,020     235,918     235,918
  Accrued interest receivable...................      54,624      54,624      71,418      71,418
Financial liabilities:
  Deposits......................................   7,539,400   7,593,911   7,614,932   7,646,426
  Wholesale borrowings..........................   1,588,279   1,633,107   1,563,404   1,578,148
  Accrued interest payable......................      42,755      42,755      69,981      69,981
  Derivative instruments........................          --        (312)         --      11,397

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

                                                                    YEARS ENDED,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Commitments to extend credit................................  $1,834,906     2,440,497
Standby letters of credit and financial guarantees
  written...................................................     241,381       201,885
Loans sold with recourse....................................      21,549        41,508
Interest rate swaps.........................................      35,000       221,450
Purchased options...........................................          --            --
Futures contracts sold......................................          --            --
Forward contracts sold......................................      56,549        53,637

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

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial and per share data for the years ended 2001 and 2000 are summarized as follows:

                                                                   QUARTERS
                                                   -----------------------------------------
                                                    FIRST      SECOND     THIRD      FOURTH
                                                   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Total interest income.....................  2001   $189,779    183,498    181,235    172,387
                                            ====   ========   ========   ========   ========
                                            2000   $190,046    197,247    202,352    201,850
                                            ====   ========   ========   ========   ========
Net interest income.......................  2001   $ 90,357     95,091    101,184    104,824
                                            ====   ========   ========   ========   ========
                                            2000   $ 96,451     95,289     92,326     92,178
                                            ====   ========   ========   ========   ========
Provision for loan losses.................  2001   $ 11,816      9,394     10,931     29,666
                                            ====   ========   ========   ========   ========
                                            2000   $ 11,714      8,346      5,447      7,201
                                            ====   ========   ========   ========   ========
Income after income taxes but before
  cumulative change in accounting
  method..................................  2001   $ 39,193     39,684     41,901      1,826
                                            ====   ========   ========   ========   ========
                                            2000   $ 39,699     39,976     40,065     40,047
                                            ====   ========   ========   ========   ========
Net income................................  2001   $ 39,193     33,385     41,901      1,826
                                            ====   ========   ========   ========   ========
                                            2000   $ 39,699     39,976     40,065     40,047
                                            ====   ========   ========   ========   ========
Net income per basic share before
  cumulative effect of change in
  accounting method.......................  2001   $   0.45       0.47       0.49       0.02
                                            ====   ========   ========   ========   ========
                                            2000   $   0.45       0.45       0.45       0.46
                                            ====   ========   ========   ========   ========
Effect of cumulative change in accounting
  method..................................  2001   $     --      (0.07)        --         --
                                            ====   ========   ========   ========   ========
                                            2000   $     --         --         --         --
                                            ====   ========   ========   ========   ========
Net income per basic share................  2001   $   0.45       0.40       0.49       0.02
                                            ====   ========   ========   ========   ========
                                            2000   $   0.45       0.45       0.45       0.46
                                            ====   ========   ========   ========   ========
Net income per diluted share before
  cumulative effect of change in
  accounting method.......................  2001   $   0.45       0.46       0.49       0.02
                                            ====   ========   ========   ========   ========
                                            2000   $   0.45       0.45       0.45       0.45
                                            ====   ========   ========   ========   ========
Effect of cumulative change in accounting
  method..................................  2001   $     --      (0.07)        --         --
                                            ====   ========   ========   ========   ========
                                            2000   $     --         --         --         --
                                            ====   ========   ========   ========   ========
Net income per diluted share..............  2001   $   0.45       0.39       0.49       0.02
                                            ====   ========   ========   ========   ========
                                            2000   $   0.45       0.45       0.45       0.45
                                            ====   ========   ========   ========   ========

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

22. EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2001           2000          1999
                                                       -----------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
BASIC EPS:
  Income after taxes but before extraordinary item
     and cumulative effect of change in accounting
     method..........................................  $   122,604       159,787       125,717
  Extraordinary item -- extinguishment of debt, net
     of taxes........................................           --            --        (5,847)
  Cumulative effect of accounting change for
     asset-backed retained interest asset, net of
     taxes...........................................       (6,299)           --            --
                                                       -----------    ----------    ----------
  Net income.........................................      116,305       159,787       119,870
  Less: preferred stock dividends....................         (122)         (218)         (307)
                                                       -----------    ----------    ----------
  Net income available to common shareholders........  $   116,183       159,569       119,563
                                                       -----------    ----------    ----------
  Average common shares outstanding..................   85,594,443    88,121,861    90,320,389
  After-tax earnings per basic common share before
     extraordinary item and change in accounting
     method..........................................  $      1.43          1.81          1.38
  Extraordinary item -- extinguishment of debt, net
     of taxes........................................           --            --         (0.06)
  Cumulative change in accounting, net of taxes......        (0.07)           --            --
                                                       -----------    ----------    ----------
  Basic net income per share.........................  $      1.36          1.81          1.32
                                                       ===========    ==========    ==========

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2001           2000          1999
                                                       -----------    ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
DILUTED EPS:
  Income available to common shareholders before
     extraordinary item and change in accounting
     method..........................................  $   122,482       159,569       125,410
  Add: preferred stock dividends.....................          122           218           307
  Add: interest expense on convertible bonds, net of
     tax.............................................           42            39            75
                                                       -----------    ----------    ----------
                                                           122,646       159,826       125,792
  Extraordinary item -- extinguishment of debt, net
     of taxes........................................           --            --        (5,847)
  Cumulative effect of accounting change for
     asset-backed retained interest asset, net of
     taxes...........................................       (6,299)           --            --
                                                       -----------    ----------    ----------
  Income used in diluted earnings per share
     calculation.....................................  $   116,347       159,826       119,945
                                                       -----------    ----------    ----------
  Average common shares outstanding..................   85,594,443    88,121,861    90,320,389
  Add: common stock equivalents:
     Stock option plans..............................      420,756       300,649       569,817
     Convertible debentures/preferred securities.....      273,404       438,682       633,183
                                                       -----------    ----------    ----------
  Average common and common stock equivalent shares
     outstanding.....................................   86,288,603    88,861,192    91,523,389
  After-tax earnings per diluted common share before
     extraordinary item and change in accounting
     method..........................................  $      1.42          1.80          1.37
  Extraordinary item -- extinguishment of debt, net
     of taxes........................................           --            --         (0.06)
  Cumulative change in accounting, net of taxes......        (0.07)           --            --
                                                       -----------    ----------    ----------
  Basic net income per share.........................  $      1.35          1.80          1.31
                                                       ===========    ==========    ==========

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

                    FIRSTMERIT CORPORATION AND SUBSIDIARIES

                                                                      ADEQUATELY
                                                ACTUAL               CAPITALIZED:            WELL CAPITALIZED:
                                          ------------------        ---------------        ---------------------
AS OF DECEMBER 31, 2001                     AMOUNT     RATIO        AMOUNT    RATIO        AMOUNT         RATIO
-----------------------                   ----------   -----        -------   -----        -------        ------
Total Capital (to Risk Weighted
  Assets)...............................  $1,043,061   12.07%    $  691,087   8.00%     $  863,859     $  10.00%
                                          ----------   -----   ---  -------   ----    ---  -------   ---  ------
Tier I Capital (to Risk Weighted
  Assets)...............................     784,818    9.09%    $  345,544   4.00%     $  518,316     $   6.00%
                                          ----------   -----   ---  -------   ----    ---  -------   ---  ------
Tier I Capital (to Average Assets)......     784,818    7.75%    $  303,753   3.00%     $  506,255     $   5.00%
                                          ----------   -----   ---  -------   ----    ---  -------   ---  ------

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
And Shareholders of FirstMerit Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSE COOPERS LLP
Chicago, Illinois
January 31, 2002

FIRSTMERIT CORPORATION AND
AFFILIATES EMPLOYEES' SALARY
SAVINGS RETIREMENT PLAN
REPORT ON AUDITS OF FINANCIAL STATEMENTS AND
SUPPLEMENTAL SCHEDULES
DECEMBER 31, 2001 AND 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
FirstMerit Corporation



In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the FirstMerit Corporation and Affiliates Employees' Salary Savings Retirement Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for benefits for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 2001 and reportable transactions for the year ended December 31, 2001 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PricewaterhouseCoopers LLP


April 19, 2002

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

CONTENTS
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


                                                                                        PAGES

Report of Independent Accountants                                                         1

Financial Statements:

    Statements of Net Assets Available for Plan Benefits
         at December 31, 2001 and 2000                                                    2

    Statements of Changes in Net Assets Available for Plan Benefits
         for the years ended December 31, 2001 and 2000                                   3

    Notes to Financial Statements                                                       4-9

Supplemental Schedules:

    Schedule of Assets Held at end of year                                               10

    Schedule of Reportable Transactions for the year ended December 31, 2001             11

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------



                                                       2001               2000
Assets:
 Investments, at fair value                        $ 38,533,206       $ 41,900,279
 FirstMerit Corporation Common Stock                 58,722,776         58,373,092
                                                   ------------       ------------
       Total investments                             97,255,982        100,273,371
                                                   ------------       ------------
 Receivables:
   Contributions receivable from participants           222,192            206,628
   Contributions receivable from employers               82,395             78,939
   Loans to participants                                910,771            811,043
                                                   ------------       ------------
       Total receivables                              1,215,358          1,096,610
                                                   ------------       ------------
 Other:
   (Book overdraft) cash                                 (5,517)           469,739
                                                   ------------       ------------
       Net assets available for plan benefits      $ 98,465,823       $101,839,720
                                                   ============       ============

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                          2001                2000
Additions:
 Contributions:
   Participants' contributions                                     $   5,680,026       $   5,277,515
   Employer's contributions                                            2,498,502           3,021,257
                                                                   -------------       -------------

                                                                       8,178,528           8,298,772
                                                                   -------------       -------------

 Investment income:
   Interest                                                               57,221              47,468
   Dividends                                                           2,493,423           2,383,811
   Net realized (loss) gain and unrealized (depreciation)
    appreciation of investments                                       (6,383,781)          3,944,253
                                                                   -------------       -------------
                                                                      (3,833,137)          6,375,532

 Assets received from new participants                                    74,830           1,295,047
                                                                   -------------       -------------

    Total additions                                                    4,420,221          15,969,351
                                                                   -------------       -------------

Deductions:
 Benefits paid to participants                                         7,794,118           7,038,075
                                                                   -------------       -------------

    Total deductions                                                   7,794,118           7,038,075

    Net (decrease) increase                                           (3,373,897)          8,931,276

Net assets available for plan benefits at beginning of period        101,839,720          92,908,444
                                                                   -------------       -------------

Net assets available for plan benefits at end of period            $  98,465,823       $ 101,839,720
                                                                   =============       =============

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

  1.   DESCRIPTION OF THE PLAN

       The following brief description of the FirstMerit Corporation and Affiliates ("FirstMerit")(the "Company") Employees' Salary Savings Retirement Plan (the "Plan") provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan's provisions.

       A.    GENERAL

             The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit who have six months of service and have attained the age of twenty-one. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

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

       C.    INVESTMENTS

             During 2000, the Company added two new investment options to the Plan. These new options included the Vanguard 500 Portfolio Fund and the Fidelity Balanced Fund. In addition to the two new funds added, the Plan renamed the NewPoint Equity Fund the FirstMerit Equity Fund. The following is a summary of investment options available to participants at December 31, 2001:

             Federated Government Obligations Fund: The fund seeks to provide conservative investors with a high quality portfolio, current income and relative safety. The fund invests in U.S. Treasuries, government agency securities and repurchase agreements backed by government securities.

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

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


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

             FirstMerit Corporation Common Stock: The Plan provides for participants to invest directly in Common Shares of the Company. Each participant electing to purchase Common Shares of the Company through the Plan is permitted to vote such Common Shares in the same manner as any other shareholder and is furnished proxy materials to such effect. Dividends paid by FirstMerit are reinvested in the Plan (see Note H).

       D.    PARTICIPANTS' ACCOUNTS

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

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


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

       F.    LOANS

             The loan feature allows participants to borrow against amounts accumulated in the Plan on their behalf. The plan document sets forth guidelines as to certain limitations, and permissible interest rates and repayment terms.

       G.    ADMINISTRATIVE EXPENSES

             All expenses associated with administering the Plan, including the trustee's fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by FirstMerit.

       H.    AMENDMENT

             In September 2000, management of the Company approved an amendment to the Plan in an attempt to obtain an annual tax deduction under the Internal Revenue Service ("IRS") Code Section 401(k) for dividends paid on FirstMerit Stock held in the Plan. The Company applied for the 401(k) election and the Plan was amended after a favorable determination letter was received from the IRS. Due to the amendment to the Plan, participants who hold FirstMerit Stock in the Plan received dividend distributions instead of having the dividends reinvested in their participation account. The amount of dividends distributed in 2001 was $1,510,677 and is included in benefits paid to participants in the Statements of Changes in Net Assets Available for Plan Benefits.

             Effective January 1, 2002, per the amendment, management of the Company has elected to allow employees the option of reinvesting their quarterly dividends.



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

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


       C.    INVESTMENTS

             Investments in securities are stated at fair value. The fair value of marketable securities is based on quotations obtained from national securities exchanges.

             The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2001 and 2000, respectively, and the current value of each unit based upon quotations obtained from national securities exchanges on which the funds are traded as of the last trading day of the reporting period.

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



      D.     RISK AND UNCERTAINTIES

             The Plan generates a significant portion of its revenues from investments in domestic and international mutual funds, bonds and FirstMerit Corporation common stock. As a result, the Plan's revenues and net assets available for plan benefits are dependent on the performance and volatility of the both the U.S. and global financial markets and economic conditions.



      E.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

             Management has determined that the carrying amount of financial instruments, as reported on the Statements of Net Assets Available for Plan Benefits, approximates fair value.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

  3.   INVESTMENTS

       The Plan's investments are maintained in Investment Funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan's Net Assets Available for Plan Benefits at December 31, 2001 and 2000:

                                                             2001           2000

       Mutual funds:
         Fidelity Advisor Equity Portfolio Growth Fund    $ 9,763,432    $11,596,972

         Fidelity Blue Chip Growth Fund                    10,630,086     12,292,561

         FirstMerit Equity Fund                             5,588,522      6,885,591

       FirstMerit Corporation Common Stock                 58,722,776     58,373,092



       As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Plan Benefits, net realized gain and appreciation (depreciation) of investments, which consist of realized gains or losses and unrealized appreciation (depreciation). Total realized gains for 2001 and 2000 were $1,250,150 and $4,463,107, respectively, and the unrealized depreciation was $(7,633,931) and $(518,854) for 2001 and 2000, respectively.

       Specifically, the Plan's investments (including investments bought, sold, and held during the period appreciated (depreciated) in value as follows:

                                                  2001            2000

       Mutual funds                           $(6,503,033)    $(8,259,098)
       FirstMerit Corporation Common Stock     (1,130,898)      7,740,244
                                              -----------     -----------

             Total                            $(7,633,931)    $  (518,854)
                                              ===========     ===========


  4.   FEDERAL INCOME TAXES

       The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501(a).

       The Plan obtained its latest determination letter on May 9, 2001, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------
       Therefore, no provision for income taxes has been included in the Plan's financial statements.


5.     PLAN TERMINATION

       Although they have not expressed any intent to do so, the Plan may be terminated by unanimous action of the FirstMerit Corporation Board of Directors. In the event the plan is terminated, FirstMerit will direct the trustee to distribute the assets of the trust fund, after payment of any expenses properly chargeable against the trust fund, to participants in proportion to the value of their total account balances as of the date of termination, in cash or in kind and in such a manner as FirstMerit shall determine.

6.     FORFEITURES

       At December 31, 2001 and 2000, forfeited nonvested accounts totalled $189,741 and $435,049, respectively. These amounts will be used to reduce future Company contributions to the Plan. Company contributions were reduced by forfeited nonvested accounts in 2001 and 2000 in the amounts of $700,000 and $43,090, respectively.

7.     TRANSACTIONS WITH PARTY-IN-INTEREST

       Transactions involving participant notes, common shares of FirstMerit Corporation and the funds administered by FirstMerit Corporation, trustee of the Plan, are considered party-in-interest transactions. These transactions are not, however, considered prohibited transactions under 29 CFR 408(b) of the ERISA regulations. At December 31, 2001 and 2000, the Plan held units of participation in the FirstMerit Equity Fund (formerly called the NewPoint Equity Fund), a mutual fund in which the Trust and Financial Services Division of FirstMerit Bank, N.A. is the advisor to the fund. As of December 31, 2001 and 2000, the fund had a total cost of $6,682,310 and $6,164,387 and a total market value of $5,588,522 and $6,885,591, respectively. During fiscal periods 2001 and 2000, transactions with the fund included aggregate purchases of $1,327,540 and $2,251,474 and aggregate sales totalling $704,158 and $1,483,897, respectively.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF ASSETS HELD AT END OF YEAR
--------------------------------------------------------------------------------

                                                                          COST         CURRENT VALUE

 Mutual Funds:
  Federated Government Obligations Fund                               $     95,542     $     95,542
  Federated Short/Intermediate Government Fund                           2,078,131        2,132,703
  Federated Capital Preservation Fund                                    4,270,992        4,270,992
  Fidelity Advisor Series IV Ltd. Term Bond Fund                         2,230,024        2,273,423
  Fidelity Advisor Equity Portfolio Growth Fund                         10,228,696        9,763,432
  Fidelity Balanced Fund                                                   418,001          413,881
  Fidelity Blue Chip Growth Fund                                        10,626,079       10,630,086
  Fidelity Overseas Fund                                                 2,727,809        2,161,810
 (*) FirstMerit Equity Fund                                              6,682,310        5,588,522
  Vanguard 500 Portfolio                                                 1,339,844        1,202,815
                                                                      ------------     ------------

                                                                        40,697,428       38,533,206

(*) FirstMerit Corporation Common Stock                                 37,413,766       58,722,776
    Cash                                                                    (5,517)          (5,517)
(*) Loans to participants - various interest rates, 5 year maximum
    unless mortgage 20 year maximum                                        910,771          910,771
                                                                      ------------     ------------

                                                                      $ 79,016,448     $ 98,161,236
                                                                      ============     ============

(*)Party-in-interest

FIRSTMERIT CORPORATION AND AFFILIATES
-------------------------------------------------------------------------------
EMPLOYEES' SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF REPORTABLE TRANSACTIONS
FOR THE YEAR ENDED DECEMBER 31, 2001

                                           NUMBER       NUMBER OF   PURCHASE    SELLING      COST OF         GAIN
                                         OF SHARES    TRANSACTIONS    PRICE      PRICE        ASSET        ON SALE

Category II: Series of transactions
with same broker exceeds 5% of value


FirstMerit Corporation Common Stock        207,085           26    5,223,383                 5,223,383            -
Issue: 337915102


FirstMerit Corporation Common Stock        105,342           23                 2,628,651    2,810,262     (181,611)
Issue: 337915102



Category III: Series of transactions
in same security exceeds 5% of value


FirstMerit Corporation Common Stock        208,713           28    5,263,509                 5,263,509            -
Issue: 337915102


FirstMerit Corporation Common Stock        165,767          212                 4,158,748    4,423,720     (264,972)
Issue: 337915102


Federated Government Obligations Fund    5,307,269          194    5,307,269                 5,307,269            -
Issue: 60934N104


Federated Government Obligation Fund     5,226,040          122                 5,226,040    5,226,040            -
Issue: 601934N104





There were no qualified transactions for Categories I or IV during the year.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 30th day of April, 2002.



                             FirstMerit Corporation




                             By: /s/ Terrence E. Bichsel
                                 -------------------------------
                                     Terrance E. Bichsel
                                     Executive Vice President, Financial
                                     Administration (Chief Financial Officer and
                                     Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  3.1     Amended and Restated Articles of Incorporation of FirstMerit
          Corporation, as amended (incorporated by reference from
          Exhibit 3.1 to the Form 10-K/A filed by the Registrant on
          April 29, 1999)
  3.2     Amended and Restated Code of Regulations of FirstMerit
          Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
  4.1     Shareholders Rights Agreement dated October 21, 1993,
          between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on
          June 22, 1998)
  4.2     Instrument of Assumption of Indenture between FirstMerit
          Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation's 6 1/4% Convertible
          Subordinated Debentures, due May 1, 2008 (incorporated by
          reference from Exhibit 4(b) to the Form 10-Q filed by the
          registrant on November 13, 1998)
  4.3     Supplemental Indenture, dated as of February 12, 1999,
          between FirstMerit and Firstar Bank Milwaukee, National
          Association, as Trustee relating to the obligations of the
          FirstMerit Capital Trust I, fka Signal Capital Trust I
          (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
  4.4     Indenture dated as of February 13, 1998 between Firstar Bank
          Milwaukee, National Association, as trustee and Signal Corp
          (incorporated by reference from Exhibit 4.1 to the Form S-4,
          No. 333-52581-01, filed by FirstMerit Capital Trust I, fka
          Signal Capital Trust I, on May 13, 1998)
  4.5     Amended and Restated Declaration of Trust of FirstMerit
          Capital Trust I, fka Signal Capital Trust I, dated as of
          February 13, 1998 (incorporated by reference from Exhibit
          4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit
          Capital Trust I, fka Signal Capital Trust I, on May 13,
          1998)
  4.6     Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by
          FirstMerit Capital Trust I, fka Signal Capital Trust I, on
          May 13, 1998)
  4.7     Series B Capital Securities Guarantee Agreement
          (incorporated by reference from Exhibit 4.7 to the Form No.
          333-52581-01, filed by FirstMerit Capital Trust I, fka
          Signal Capital Trust I, on May 13, 1998)
  4.8     Form of 8.67% Junior Subordinated Deferrable Interest
          Debenture, Series B (incorporated by reference from Exhibit
          4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit
          Capital Trust I, fka Signal Capital Trust I, on May 13,
          1998)
 10.1     Amended and Restated 1992 Stock Option Program of FirstMerit
          Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
 10.2     Amended and Restated 1992 Directors Stock Option Program
          (incorporated by reference from Exhibit 10.2 to the Form
          10-K filed by the registrant on March 9, 2001) *
 10.3     Amended and Restated 1995 Restricted Stock Plan
          (incorporated by reference from Exhibit 10.3 to the Form
          10-K filed by the registrant on March 9, 2001)*
 10.4     Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
 10.5     Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
 10.6     Amended and Restated 1987 Stock Option and Incentive Plan
          (SF) (incorporated by reference from Exhibit 10.6 to the
          Form 10-K filed by the registrant on March 9, 2001)*
 10.7     Amended and Restated 1996 Stock Option and Incentive Plan
          (SF) (incorporated by reference from Exhibit 10.7 to the
          Form 10-K filed by the registrant on March 9, 2001)*
 10.8     Amended and Restated 1994 Stock Option and Incentive Plan
          (SF) ((incorporated by reference from Exhibit 10.8 to the
          Form 10-K filed by the registrant on March 9, 2001)*
 10.9     Amended and Restated 1989 Stock Incentive Plan (SB)
          (incorporated by reference from Exhibit 10.9 to the Form
          10-K filed by the registrant on March 9, 2001) *
 10.10    Amended and Restated Stock Option and Incentive Plan (SG)
          (incorporated by reference from Exhibit 10.10 to the Form
          10-K filed by the registrant on March 9, 2001)*

EXHIBIT
NUMBER
-------
 10.11    Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No.
          333-63797) filed by the registrant on February 12, 1999)*
 10.12    Amended and Restated 1997 Omnibus Incentive Plan (SG)
          (incorporated by reference from Exhibit 10.12 to the Form
          10-K filed by the registrant on March 9, 2001)*
 10.13    Amended and Restated 1993 Stock Option Plan (FSB)
          (incorporated by reference from Exhibit 10.13 to the Form
          10-K filed by the registrant on March 9, 2001)*
 10.14    Amended and Restated Executive Deferred Compensation Plan
          (incorporated by reference from Exhibit 10.14 to the Form
          10-K/A filed by the registrant on April 30, 2001)*
 10.15    Amended and Restated Director Deferred Compensation Plan
          (incorporated by reference from Exhibit 10.15 to the Form
          10-K/A filed by the registrant on April 30, 2001)*
 10.16    Executive Supplemental Retirement Plan*
 10.17    Form of Amended and Restated Membership Agreement with
          respect to the Executive Supplemental Retirement Plan
          (incorporated by reference from Exhibit 10.39 to the Form
          10-K filed by the Registrant on March 22, 1999)*
 10.18    Unfunded Supplemental Benefit Plan (incorporated by
          reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*
 10.19    First Amendment to the Unfunded Supplemental Benefit Plan*
 10.20    Executive Life Insurance Program Summary*
 10.21    Long Term Disability Plan*
 10.22    SERP Agreement dated October 23, 1998 for Charles F.
          Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
 10.23    Amended and Restated Employment Agreement of John R. Cochran
          (incorporated by reference from Exhibit 10.24 to the Form
          10-K/A filed by the registrant on April 30, 2001)*
 10.24    Restricted Stock Award Agreement of John R. Cochran dated
          March 1, 1995*
 10.25    First Amendment to Restricted Stock Award Agreement for John
          R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
 10.26    Second Amendment to Restricted Stock Award Agreement for
          John R. Cochran (incorporated by reference from Exhibit
          10.27 to the Form 10-K/A filed by the registrant on April
          30, 2001)*
 10.27    Restricted Stock Award Agreement of John R. Cochran dated
          April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24,
          1998)*
 10.28    First Amendment to Restricted Stock Award Agreement for John
          R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
 10.29    Amended and Restated SERP Agreement for John R. Cochran
          (incorporated by reference from Exhibit 10.30 to the Form
          10-K/A filed by the registrant on April 30, 2001)*
 10.30    Employment Agreement of Sid A. Bostic dated April 17, 2002*
 10.31    Restricted Stock Award Agreement of Sid A. Bostic dated
          February 1, 1998 (incorporated by reference from Exhibit
          10.20 to the Form 10-K filed by the registrant on February
          24, 1998)*
 10.32    First Amendment to Restricted Stock Award Agreement of Sid
          A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
 10.33    Form of FirstMerit Corporation Change in Control Termination
          Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*
 10.34    Form of FirstMerit Corporation Displacement Agreement
          (incorporated by reference from Exhibit 10.33 to the Form
          10-K filed by the registrant on March 9, 2001)*

EXHIBIT
NUMBER
-------
 10.35    Form of Director and Officer Indemnification Agreement and
          Undertaking
 10.36    2002 Stock Plan*
 10.37    Credit Agreement among FirstMerit Corporation, Bank One,
          N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
 10.38    Distribution Agreement, by and among FirstMerit Bank, N.A.
          and the Agents, dated July 15, 1999 (incorporated by
          reference from Exhibit 10.41 to the Form 10-K filed by the
          Registrant on March 10, 2000)
 21       Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on
          March  , 2002)
 23       Consent of PricewaterhouseCoopers, LLP

FIRSTMERIT CORPORATION AND
AFFILIATES EMPLOYEES' STOCK PURCHASE PLAN
REPORT ON AUDITS OF FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of the FirstMerit Corporation:


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the FirstMerit Corporation and Affiliates Employees' Stock Purchase Plan (the "Plan") at December 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 19, 2002

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

CONTENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                           PAGE

Report of Independent Accountants                                            1

Financial Statements:

  Statements of Net Assets Available for Plan Benefits
      at December 31, 2001 and 2000                                          2

  Statements of Changes in Net Assets Available for Plan
       Benefits for the years ended December 31, 2001 and 2000               3

Notes to Financial Statements                                              4-6

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
AT DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         2001        2000
Assets:
 Cash                                                  $ 55,689    $150,941

 Investment in FirstMerit Corporation Common Stock,
   at fair value                                         59,625       6,496
                                                       --------    --------

    Net assets available or plan benefits              $115,314    $157,437
                                                       ========    ========































The accompanying notes are an integral part of the financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                 2001            2000
Additions to plan assets attributable to:
 Employee contributions                                      $   963,202     $ 1,038,616
 Employer contributions                                          225,000         225,000
 Dividend income                                                   5,538           6,684
 Net appreciation (depreciation) in fair value of
   FirstMerit Corporation Common Stock                            14,669         (25,990)
                                                               ---------       ---------
     Total additions                                           1,208,409       1,244,310
                                                               ---------       ---------
Deductions from plan assets attributable to:
 Benefits paid to participants                                 1,146,380       1,224,932
 Service fees                                                     30,172          31,252
 Excess employer contribution                                     73,980               -
                                                               ---------       ---------
     Total deductions                                          1,250,532       1,256,184
                                                               ---------       ---------
     Net decrease                                                (42,123)        (11,874)

Net assets available for plan benefits, beginning of year        157,437         169,311
                                                               ---------       ---------
Net assets available for plan benefits, end of year          $   115,314     $   157,437
                                                               =========       =========




The accompanying notes are an integral part of the financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


  1.   PLAN DESCRIPTION

       The following brief description of the FirstMerit Corporation (the "Corporation") Employee Stock Purchase Plan (the "Plan") is provided for general information purposes only. Participants should refer to the Prospectus for more complete information.

       GENERAL
       The Board of Directors of the Corporation established the Plan on February 13, 1992, which was approved by the shareholders at the annual meeting on April 8, 1992. The Plan provides eligible employees of the Corporation with the opportunity to acquire the Corporation's Common Shares on a payroll deduction basis. On January 1, 1997, the plan was amended to provide for the transfer of all existing participant plan assets to individual employees' brokerage accounts maintained by Merrill Lynch. This amendment also provides for the monthly additions in participant account balances to be transferred to the individual employees' brokerage account. These transfers are reflected as benefits paid to Plan participants in the Statement of Changes in Net Assets Available for Plan Benefits.

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

       VESTING
       Participants are 100% vested in their account balances at all times.

       PURCHASES OF COMMON SHARES
       Under the Plan, up to 400,000 of the Corporation's Common Shares may be issued, subject to adjustment in the event of certain transactions affecting the Corporation's capital structure. Each participant in the Plan on a grant date is granted the option to purchase, from such funds as contributed by the participant, whole Common Shares of the Corporation at the option price of 85% of the fair market value of such shares valued as of the business day immediately preceding the grant date. Common shares granted pursuant to the Plan may be authorized but unissued shares, shares now or hereafter held in the treasury of the Company, or shares purchased on the open market. When shares are purchased on the open market, the employer must reimburse the Plan for 15% of the purchase price through employer contributions.

       ELIGIBILITY
       Any person who has been employed by the Corporation or any of its affiliates for at least six months and who currently is employed on a regular basis (any person customarily employed at least 20 hours per week) is eligible to participate in the Plan. Executive officers of the Corporation are not considered eligible employees.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


       TRANSFERABILITY
       Rights to purchase the Corporation's Common Shares under the Plan are not transferable, except by will or the laws of descent of distribution, and they may not be subjected to any lien or liability. Options expire on termination of employment for any reason other than disability or leave of absence. No participant may purchase shares under the Plan if, after the purchase, the participant would own more than 5% of the outstanding Common Shares of the Corporation. In addition, no participant may purchase shares exceeding $25,000 in fair market value in any one calendar year.



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

       CONTRIBUTIONS RECEIVABLE
       Contributions receivable consists of participant payroll deductions not yet transferred to the Plan.

       ADMINISTRATIVE EXPENSES
       Administrative expenses of the Plan are paid by the Corporation.

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       Management has determined that the carrying amount of financial instruments, as reported on the statement of net assets available for plan benefits, approximates fair value.

       INVESTMENTS
       The investment in the Corporation's common shares is valued at fair market value using readily available published market values.

       The Plan presents in the statements of changes in net assets available for plan benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the unrealized appreciation (depreciation) on those investments.

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES' STOCK PURCHASE PLAN

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


  3.   RIGHT TO TERMINATE

       Although it has not expressed any interest to do so, the Corporation has the right to terminate the Plan at any time. In the event of Plan termination any remaining assets in the Plan must be used solely for distributions to Plan participants.



  4.   INCOME TAX STATUS

       The Plan is a non-qualified plan under the Internal Revenue Code. However, the Plan is exempt from federal income taxes.



  5.   SUBSEQUENT EVENT

       Effective January 1, 2002, the Plan no longer provides for a 15% discount on the purchase of FirstMerit Corporation common shares. As a result, future purchases made through the Plan will be at 100% of fair market value.