Form 10-Q
period 2002-03-31
FIRSTMERIT CORP /OH/
filed 2002-05-14
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2002

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
May 10 2002
84,981,317

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   NO

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

         The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of March 31, 2002 (unaudited), December 31, 2001 and March 31, 2001 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (unaudited) and 2001 (unaudited)

Notes to Consolidated Financial Statements as of March 31, 2002 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions as of March 31, 2002, December 31, 2001 and March 31, 2001 and Results of Operations for the quarters ended March 31, 2002 and 2001 and for the year ended December 31, 2001

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2001)	March 31	December 31	March 31

	2002	2001	2001

ASSETS

Investment securities	$2,067,785	2,019,259	1,839,667

Federal funds sold & other investments	—	—	100

Loans held for sale	73,098	44,900	100,415

Loans:

Commercial loans	3,537,540	3,486,199	3,452,384

Mortgage loans	607,770	638,908	817,871

Installment loans	1,533,784	1,560,905	1,400,492

Home equity loans	526,004	502,521	455,553

Credit card loans	129,239	132,746	115,999

Manufactured housing loans	784,333	808,476	795,226

Leases	247,707	257,565	292,163

Total loans	7,366,377	7,387,320	7,329,688

Less allowance for possible loan losses	122,790	125,235	110,142

Net loans	7,243,587	7,262,085	7,219,546

Cash and due from banks	179,614	190,020	231,720

Premises and equipment, net	126,419	128,912	132,452

Intangible assets	139,343	139,496	145,962

Accrued interest receivable and other assets	403,180	408,702	426,272

	$10,233,026	10,193,374	10,096,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,129,093	1,153,184	1,025,505

Demand-interest bearing	717,030	718,173	679,178

Savings and Money Market	2,150,057	1,943,143	1,877,416

Certificates and other time deposits	3,672,500	3,724,900	3,871,374

Total deposits	7,668,680	7,539,400	7,453,473

Wholesale borrowings	1,485,565	1,588,279	1,571,699

Total funds	9,154,245	9,127,679	9,025,172

Accrued taxes, expenses, and other liabilities	157,069	154,888	158,527

Total liabilities	9,311,314	9,282,567	9,183,699

Commitments and contingencies

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding

Cumulative convertible preferred stock, Series B, without par value:

designated 220,000 shares; 50,637, 97,955 and 50,637 shares outstanding at March 31, 2002, March 31, 2001 and December 31, 2001, respectively	1,209	1,209	2,357

Common stock, without par value:

authorized 300,000,000 shares; issued 91,979,362 shares	127,937	127,937	127,937

Capital surplus	114,528	115,388	111,843

Accumulated other comprehensive income	(6,229)	3,404	(2,683)

Retained earnings	861,482	838,569	821,836

Treasury stock, at cost, 7,027,145, 6,144,690 and 6,988,076 at March 31, 2002, March 31, 2001 and December 31, 2001, respectively	(177,215)	(175,700)	(148,855)

Total shareholders’ equity	921,712	910,807	912,435

	$10,233,026	10,193,374	10,096,134

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(Unaudited)

(in thousands except per share data)	Quarter ended March 31, 2002	Quarter ended March 31, 2001

Interest and fees on loans	$136,328	157,662

Interest and dividends on securities	28,326	32,117

Total interest income	164,654	189,779

Interest on deposits and borrowings:

Demand-interest bearing	475	1,180

Savings and money market	6,277	14,300

Certificates and other time deposits	40,524	60,997

Wholesale borrowings	12,712	22,945

Total interest expense	59,988	99,422

Net interest income	104,666	90,357

Provision for loan losses	19,314	11,816

Net interest income after provision for loan losses	85,352	78,541

Other income:

Trust fees	5,166	5,153

Service charges on deposits	12,458	12,291

Credit card fees	8,872	8,335

ATM and other service fees	3,087	3,500

Bank owned life insurance income	3,261	3,086

Investment services and insurance	2,371	2,425

Gain from sale of partnership interest	—	5,639

Manufactured housing income	629	1,470

Investment securities gains	3,599	452

Loan sales and servicing	3,831	1,680

Other operating income	4,291	3,153

Total other income	47,565	47,184

Other expenses:

Salaries, wages, pension and benefits	33,547	31,577

Net occupancy expense	5,634	4,999

Equipment expense	3,875	4,213

Stationery, supplies and postage	2,925	2,765

Bankcard, loan processing and other costs	6,444	4,882

Professional services	2,303	3,092

Amortization of intangibles	153	2,389

Other operating expenses	14,379	13,640

Total other expenses	69,260	67,557

Income before income tax expense	63,657	58,168

Federal income taxes	20,189	18,975

Net income	$43,468	39,193

Other comprehensive income (loss), net of tax	(9,633)	11,115

Comprehensive income	$33,835	50,308

Net income applicable to common shares	$43,448	39,153

Net income used in diluted EPS calculation	$43,478	39,204

Wtd-avg common shares outstanding — basic	84,909	86,694

Wtd-avg common shares outstanding — diluted	85,703	87,508

Per share data based on average number of shares outstanding:

Basic net income per share	$0.51	0.45

Diluted net income per share	$0.51	0.45

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Quarters Ended
(Unaudited)	March 31,

Operating Activities	2002	2001

Net income	$43,468	39,193

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	19,314	11,816

Provision for depreciation and amortization	3,852	3,912

Amortization of investment securities premiums, net	500	19

Amortization of income for lease financing	(1,570)	(4,829)

(Gains) losses on sales of investment securities net	(3,599)	(452)

Deferred federal income taxes	7,382	9,239

(Increase) decrease in interest receivable	(2,264)	9,781

Increase (decrease) in interest payable	4,415	(3,338)

Proceeds from sales of loans	111,177	138,325

Gain on sales of loans	(505)	(542)

Amortization of intangible assets	153	2,389

Other decreases	3,483	10,706

NET CASH PROVIDED BY OPERATING ACTIVITIES	185,806	216,219

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	194,735	184,521

Available-for-sale — maturities	151,410	104,842

Purchases of investment securities available-for-sale	(406,392)	(109,206)

Net decrease in federal funds sold	—	8,000

Net increase in loans and leases, except sales	(138,116)	(200,178)

Purchases of premises and equipment	(2,134)	(2,791)

Sales of premises and equipment	775	321

NET CASH (USED) IN INVESTING ACTIVITIES	(199,722)	(14,491)

Financing Activities

Net increase (decrease) in demand and savings deposits	181,680	16,237

Net increase (decrease) in time deposits	(52,400)	(177,696)

Net increase (decrease) in wholesale borrowings	(102,714)	8,295

Cash dividends — common and preferred	(20,556)	(20,262)

Purchase of treasury shares	(6,268)	(33,369)

Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	3,768	869

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,510	(205,926)

(Decrease) in cash and cash equivalents	(10,406)	(4,198)

Cash and cash equivalents at beginning of quarter	190,020	235,918

Cash and cash equivalents at end of quarter	$179,614	231,720

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the quarter for:

Interest, net of amounts capitalized	$21,371	57,435

Federal income taxes	$—	—

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2002 (unaudited)

1.     Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp.

     The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of March 31, 2002 and 2001, and for the three months ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2001.

2.     Manufactured Housing Activity and Related 2001 Restructure Charge — In the fourth quarter of 2001, the Corporation exited the manufactured housing (“MH”) lending business and thereby stopped originating manufactured housing finance contracts. The collection and recovery aspect of servicing for existing MH contracts was retained. The following table shows the balances of the related restructure liability since its inception.

Dollars in thousands

	December 31, 2001	Cash Payments	March 31, 2002	Balance Sheet Category

Restructure liability	$18,630	(638)	17,992	Accrued taxes, expenses and other liabilities

3.     Goodwill and Intangible Assets — During the first quarter of 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 specifies that intangible assets with indefinite useful lives and goodwill are no longer subject to periodic amortization. Rather, the standard requires goodwill to be periodically tested for impairment and, if impaired, written down to its fair value.

     The Corporation’s goodwill of $131.7 million at March 31, 2002 was primarily a result of the 1998 purchase acquisition of CoBancorp, Inc. As part of the implementation of SFAS 142, the Corporation’s goodwill was tested for impairment. The results of this testing indicated goodwill impairment had not occurred.

     The Corporation’s remaining intangible assets subject to amortization totaled $7.1 million at March 31, 2002, and primarily represent the core deposit premium associated with the CoBancorp, Inc. purchase. The original core deposit premium recorded was $10.1 million. The remaining amortization period of these core deposits is approximately 8 years. Core deposit amortization expense totaled $222 thousand for the 2002 first quarter and that amount is considered representative of expected amortization in future quarters.

     The following table illustrates the after-tax impact of SFAS 142 on current and prior periods.

	1Q 2002	1Q 2001	Full Year 2001

Goodwill amortization	$—	2,004	7,833
Other intangible asset amortization	153	114	452
Total amortization expense	153	2,118	8,285
Reported net income	43,468	39,193	116,305

Reported net income	43,468	39,193	116,305
Add back: goodwill amortization	—	2,004	7,833
Adjusted net income	$43,468	41,197	124,138

Basic earnings per share:
Reported net income	$0.51	0.45	1.36
Goodwill amortization	—	0.02	0.09
Adjusted net income	0.51	0.47	1.45

Diluted earnings per share:
Reported net income	0.51	0.45	1.35
Goodwill amortization	—	0.02	0.09
Adjusted net income	$0.51	0.47	1.44

4.     Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities
classified as available for sale are as follows:

	March 31, 2002
		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

US Treasuries and agencies	$595,104	2,580	3,126	594,558
Obligations of state and political subdivisions	113,137	1,025	678	113,484
Mortgage-backed securities	1,090,034	6,998	5,124	1,091,908
Other securities	279,093	502	11,760	267,835

	$2,077,368	11,105	20,688	2,067,785

			Book Value	Market Value

Due in one year or less			$75,158	75,458
Due after one year through five years			1,383,318	1,387,869
Due after five years through ten years			350,118	346,883
Due after ten years			268,774	257,575

			$2,077,368	2,067,785

          Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

          The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.6 billion at March 31, 2002, and $1.4 billion at both December 31, 2001 and March 31, 2001.

5.     Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the first quarters of the current and prior year, and for the year ended December 31, 2001 is shown in the following table.

ALLOWANCE FOR LOAN LOSSES ACTIVITY

			Year ended,
	Quarter ended,		December 31,		Quarter ended,
Dollars in thousands	March 31, 2002		2001		March 31, 2001

Allowance — beginning of period	$125,235		108,285		108,285
Reclassification to lease residual interest reserve	(2,540)		—		—
Loans charged off:
Commercial	3,158		10,100		1,777
Mortgage	845		469		46
Installment	8,870		22,978		5,331
Home equity	918		1,859		259
Credit cards	2,609		7,693		2,641
Manufactured housing	7,514		15,339		4,066
Leases	685		3,447		741

Total charge-offs	$24,599		61,885		14,861

Recoveries:
Commercial	373		892		143
Mortgage	19		92		20
Installment	3,393		9,104		2,321
Home equity	174		669		182
Credit cards	646		1,658		865
Manufactured housing	579		3,654		969
Leases	196		959		402

Total recoveries	$5,380		17,028		4,902

Net charge-offs	$19,219		44,857		9,959

Provision for loan losses	19,314		61,807		11,816

Allowance — end of period	$122,790		125,235		110,142

Annualized net charge offs as a percentage of average loans	1.05%		0.61%		0.55%

Allowance for loan losses as a % of loans outstanding at end of period	1.67%		1.70%		1.50%

Allowance for loan losses as a multiple of annualized net charge offs	1.58	X	2.79	X	2.73	X

6.     Asset Quality — Nonperforming assets are defined by the Corporation as nonaccrual loans, restructured loans, and other real estate. Impaired loans are defined as loans for which, based on current information or events, it is probable the Corporation will be unable to collect all amounts due according to the loan contract. Impaired loans must be valued based on the present value of the loans’ expected future cash flows (at the loans’ effective interest rates), at the loans’ observable market prices, or at the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

(Dollars in thousands)

Nonperforming Assets	March 31,	December 31,	March 31,
	2002	2001	2001

Impaired Loans:
Nonaccrual	$58,557	54,125	28,991
Restructured	60	84	141

Total impaired loans	58,617	54,209	29,132

Other Loans:
Nonaccrual	4,427	3,128	1,552
Restructured	—	—	—

Total nonperforming loans	63,044	57,337	30,684

Other real estate (ORE)	9,855	10,163	7,471

Total nonperforming assets	72,899	67,500	38,155

Loans past due 90 days or more accruing interest	$34,705	43,220	29,514

Total nonperforming assets as a percentage of total loans and ORE	0.99%	0.91%	0.52%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

7.     Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

Dollars in thousands	Quarter ended	Quarter ended
	March 31, 2002	March 31, 2001

BASIC EPS:
Net income	$43,468	39,193
Less: preferred stock dividends	(20)	(40)
Net income applicable to common shares	43,448	39,153
Average common shares outstanding	84,909,310	86,694,266
Net income per common share — basic	$0.51	0.45
DILUTED EPS:
Net income applicable to common shares	$43,448	39,153
Add: preferred stock dividends	20	40
Add: interest expense on convertible bonds	10	11
Net income used in diluted EPS calculation	43,478	39,204
Average common shares outstanding	84,909,310	86,694,266
Equivalents from stock options	585,140	462,497
Equivalents from convertible debentures	69,566	79,266
Equivalents from convertible preferred securities	139,357	271,726
Average common shares and equivalents outstanding	85,703,373	87,507,755
Net income per common share — diluted	$0.51	0.45

8.     Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity Banking. Included in the Parent Company, Other Subsidiaries and Eliminations category are certain nonbank affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

     The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following tables present a summary of financial results and significant performance measures for the three months ended March 31, 2002 and 2001:

1st Quarter 2002		Parent Company,
	Supercommunity	Other Subsidiaries	FirstMerit
(Dollars in thousands)	Banking	and Eliminations	Consolidated

OPERATIONS:
Net interest income	$103,380	1,286	104,666
Provision for loan	19,314	—	19,314
losses Other income	47,133	432	47,565
Other expenses	68,985	275	69,260
Net income	$42,521	947	43,468
AVERAGES:
Assets	$10,229,474	44,176	10,273,650
Loans	7,395,523	2,686	7,398,209
Earnings assets	9,536,476	18,566	9,555,042
Deposits	7,663,565	(24,417)	7,639,148
Shareholders’ equity	$779,774	140,707	920,481

1st Quarter 2001		Parent Company,
	Supercommunity	Other Subsidiaries	FirstMerit
(Dollars in thousands)	Banking	and Eliminations	Consolidated

OPERATIONS:
Net interest income	$90,772	(415)	90,357
Provision for loan	11,816	—	11,816
losses Other income	46,848	336	47,184
Other expenses	67,208	349	67,557
Net income	$39,602	(409)	39,193
AVERAGES:
Assets	$10,070,818	38,001	10,108,819
Loans	7,303,023	2,436	7,305,459
Earnings assets	9,309,633	15,812	9,325,445
Deposits	7,475,509	(16,501)	7,459,008
Shareholders’ equity	$777,750	138,082	915,832

9.     Accounting for Derivatives — The Corporation follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) in accounting for its derivative activities. The Corporation has three interest rate swaps that are accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities to floating interest rates. Two swaps are accounted for under the short-cut method and one is accounted for under the long-haul method.

     For the quarter ended March 31, 2002, a gain of $71 thousand is included in other operating income representing the mark-to-market adjustment on the interest rate swaps.

10.     Contingencies — The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition and results of operations.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended

(Dollars in thousands)	March 31, 2002			December 31, 2001			March 31, 2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,707,091	23,673	5.62%	1,559,049	94,292	6.05%	1,501,249	23,309	6.30%

Obligations of states and political subdivisions (tax-exempt)	111,644	2,283	8.29%	106,002	9,043	8.53%	99,729	2,108	8.57%

Other securities	280,813	3,275	4.73%	294,629	17,850	6.06%	301,936	5,159	6.93%

Total investment securities	2,099,548	29,231	5.65%	1,959,680	121,185	6.18%	1,902,914	30,576	6.52%

Federal funds sold & other interest-earning assets	511	2	1.59%	2,182	78	3.57%	2,278	29	5.16%

Loans held for sale	56,774	870	6.21%	72,843	5,499	7.55%	114,794	2,319	8.19%

Loans	7,398,209	135,477	7.43%	7,373,493	603,789	8.19%	7,305,459	157,689	8.75%

Total earning assets	9,555,042	165,580	7.03%	9,408,198	730,551	7.77%	9,325,445	190,613	8.29%

Allowance for possible loan losses	(124,403)			(110,726)			(108,616)

Cash and due from banks	175,087			188,198			193,394

Other assets	667,924			695,239			698,596

Total assets	$10,273,650			10,180,909			10,108,819

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-

non-interest bearing	$1,125,834	—	—	1,058,611	—	—	1,015,171	—	—

Demand-

interest bearing	690,285	475	0.28%	667,406	3,769	0.56%	647,726	1,180	0.74%

Savings	2,076,168	6,277	1.23%	1,915,006	44,236	2.31%	1,832,240	14,300	3.17%

Certificates and other time deposits	3,746,861	40,524	4.39%	3,800,574	210,977	5.55%	3,963,871	60,997	6.24%

Total deposits	7,639,148	47,276	2.51%	7,441,597	258,982	3.48%	7,459,008	76,477	4.16%

Wholesale borrowings	1,553,238	12,712	3.32%	1,660,586	76,461	4.60%	1,583,314	22,945	5.88%

Total interest bearing liabilities	8,066,552	59,988	3.02%	8,043,572	335,443	4.17%	8,027,151	99,422	5.02%

Other liabilities	160,783			157,492			150,665

Shareholders’ equity	920,481			921,234			915,832

Total liabilities and shareholders’ equity	$10,273,650			10,180,909			10,108,819

Net yield on earning assets	$9,555,042	105,592	4.48%	9,408,198	395,108	4.20%	9,325,445	91,191	3.97%

Interest rate spread			4.01%			3.60%			3.27%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         FirstMerit Corporation recorded first quarter 2002 net income of $43.5 million, an increase of 10.9% from the $39.2 million reported for the prior year quarter. First quarter 2002 earnings were $0.51 per diluted share, an increase of 13.3% from the $0.45 per share reported last year.

         For the first quarter of 2002, returns on average common equity (“ROE”) and average assets (“ROA”) were 19.2% and 1.72%, respectively, compared with 17.4% and 1.57% for the prior year quarter.

         Total revenue on a fully-taxable equivalent basis, excluding gains from the sale of securities, totaled $149.6 million for the quarter, an increase of 8.4% above the $138.1 million earned during the three months ended March 31, 2001. Net interest income was $104.7 million, up 15.8% from the $91.2 million reported during the year-ago quarter. The increase in net interest income occurred from a combination of margin expansion and a 2.5% increase in average earning assets. The net interest margin was 4.48% for the first quarter, compared with 3.97% a year ago and 4.41% for fourth quarter of 2001.

         Excluding gains from the sale of investment securities, noninterest income was $44.0 million, a decrease of 5.9%. First quarter 2001 included a one-time $5.6 million pre-tax gain from the sale of a partnership. Excluding the one-time gain in 2001, noninterest income in the 2002 first quarter was 7% greater than last year.

         Noninterest expense rose 2.5% for the quarter, from $67.6 million last year to $69.3 million for 2002. The efficiency ratio, which measures the percentage of operating costs to net revenue, improved to 46.2% this quarter, compared with 47.3% for the prior year.

         Total assets at March 31, 2002 were $10.2 billion, up 1.4% from last year’s first quarter. Loans were virtually unchanged, up 0.5%, with a continuing shift away from mortgages held in portfolio, which declined $210 million, or 25.7%, toward higher-yielding consumer loans (installment plus home equity), which increased $204 million, or 11.0%, compared with the first quarter of 2001.

         Total deposits increased 2.9% to $7.7 billion, but the mix changed substantially. Core deposits, defined as demand deposits, savings and money market savings accounts, increased 11.6% and account for 52% of total deposits, compared with 48% the prior year, reflecting the success of several market-rate sensitive deposit products.

         The loan loss provision was $19.3 million for the first quarter of 2002, compared with $11.8 million for the prior year quarter and $29.7 million for the fourth quarter of 2001. The allowance for loan losses now stands at 1.67% of total loans, compared with 1.50% for the year-ago quarter. First quarter net charge-offs were $19.2 million, or 1.05% of average loans outstanding, compared with 0.55% for the 2001 first quarter. Non-performing assets, as a percentage of outstanding loans and other real estate, were 0.99% compared with 0.52% a year ago. Reserve coverage of non-performing loans now stands at 195%.

         Shareholders’ equity was $921.7 million at quarter end. Average equity to assets was 8.96% for the 2002 quarter compared to 9.06% for the prior-year period. Common dividends per share were $0.24 for the quarter, representing a payout of 47% of net income. At quarter end, there were 85 million shares outstanding.

         The components of change in per share income from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 were as follows:

Changes in Earnings per Share

Diluted net income per share for the quarter ended March 31, 2001	$0.45

Increases (decreases) due to:

Net interest income — taxable equivalent	0.16

Provision for possible loan losses	(0.08)

Other income	0.02

Other expenses	(0.02)

Federal income taxes — taxable equivalent	(0.01)

Change in share base	(0.01)

Net change in diluted net income per share quarter-over-quarter	0.06

Diluted net income per share for the quarter ended March 31, 2002	$0.51

Net Interest Income

         Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). For the purpose of this discussion, net interest income is presented on a fully-taxable equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

         Net interest income FTE for the quarter ended March 31, 2002 was $105.6 million compared to $91.2 million for the three months ended March 31, 2001. The increase in net interest income occurred because interest expense on deposits and wholesale borrowings decreased $39.4 million, compared to the year ago quarter, while interest income declined $25.0 million during the same period.

         The decrease in interest income was entirely rate driven as lower yields earned on loans lessened interest income by $23.9 million. The decline in interest expense was primarily rate driven, as well, and affected all deposit categories. Specifically, lower interest rates paid on CDs, wholesale borrowings and savings and money market accounts decreased interest expense by $18.1 million, $10.2 million and $8.8 million, respectively. The following table provides specific information about interest rate (“rate”) and average outstanding balance (“volume”) changes compared to the first quarter last year.

Changes in Net Interest Differential -
Fully-Taxable Equivalent Rate/Volume Analysis
(Dollars in thousands)

	Quarters ended March 31, 2002 and 2001
	Increase (Decrease)
	Interest Income/Expense

	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$2,748	(4,093)	(1,345)

Loans held for sale	(889)	(560)	(1,449)

Loans	1,698	(23,910)	(22,212)

Federal funds sold	(7)	(20)	(27)

Total interest income	$3,550	(28,583)	(25,033)

INTEREST EXPENSE

Demand-interest bearing	$29	(734)	(705)

Savings and money market accts	737	(8,760)	(8,023)

Certificate of deposits (“CDs”)	(2,347)	(18,126)	(20,473)

Wholesale borrowings	(71)	(10,162)	(10,233)

Total interest expense	$(1,652)	(37,782)	(39,434)

Net interest income	$5,202	9,199	14,401

Net Interest Margin

         The following schedule shows the relationship of the tax equivalent adjustment and the net interest margin.

Net Interest Margin

	Quarters ended
(000s)	March 31, 2002	March 31, 2001

Net interest income per financial statements	$104,666	90,357

Tax equivalent adjustment	926	834

Net interest income — FTE	$105,592	91,191

Average earning assets	$9,555,042	9,325,445

Net interest margin	4.48%	3.97%

         Average loan outstandings for the quarter ended March 31, 2002 were $7.4 billion, up 1.3%, from $7.3 billion for the same quarter last year. Increases occurred in every loan category except mortgage loans and leases. Consistent with the Corporation’s loan mix strategy, the proceeds from mortgage loan principal repayments, which decreased average mortgage loans held in portfolio by $205.5 million or 24.5%, were used to fund growth in higher-yielding commercial and consumer loans. Specific category increases in average loan outstandings, compared to the same 2001 period, were as follows: commercial loans up $115.7 million or 3.4%; installment loans up $142.0 million or 10.1%; home equity loans up $57.9 million or 12.8% and credit card loans up $15.4 million or 13.2%. Manufactured housing loan outstandings increased negligibly, on average, compared to the same period last year. Average outstanding loans for the 2002 and 2001 first quarters equaled 77.4% and 78.3% of average earning assets, respectively.

         Average deposits were $7.6 billion during the 2002 first quarter, up $180.1 million from the same period last year. The growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. As of March 31, 2002, core deposits represented 51.0% of total average deposits compared to 46.9% in 2001.

         Average CDs and wholesale borrowings declined $217.0 million and $30.1 million, respectively, from March 31, 2001. Wholesale borrowings as a percentage of total interest-bearing funds equaled 19.3% for the 2002 first quarter and 19.7% for the same 2001 quarter. Average interest-bearing liabilities funded 84.4% of average earning assets in the current year quarter and 86.1% during the three months ended March 31, 2001.

         In summary, loan growth over the past year continues to occur mainly in higher-yielding commercial, installment, home equity and credit card outstandings, resulting in a lower concentration of residential mortgage loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs and wholesale borrowings declined.

Other Income

         Other (noninterest) income for the quarter totaled $47.6 million, an increase of $0.4 million from the $47.2 million earned during the same period last year. The prior year quarter included a pre-tax gain of $5.6 million from the sale of a partnership. Excluding this gain, and the effect of securities sales in both years’ quarters, the increase in other income was $2.9 million, or 7.0%. On this same adjusted basis, other income as a percentage of net revenue during the quarter was 29.4% compared to 31.1% a year ago. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus other income less the effect of securities sales.

         The specific noninterest income changes, compared to the same quarter last year, were as follows: trust department income was $5.2 million, unchanged from 2001; service charges on customer deposit accounts totaled $12.5 million, up $0.2 million; credit card fees, including merchant services, increased 6.4%, to $8.9 million; ATM and other service fees declined $0.4 million; income from bank owned life insurance (“BOLI”) increased $0.2 million; income from investment services and insurance sales declined $0.1 million; manufactured housing income decreased $0.9 million due to the cessation of MH originations and its related fees, and because servicing income continues to decline as serviced MH assets paydown; loan sales and servicing income was a beneficiary of low interest rates and increased volume and totaled $3.8 million, an increase of $2.2 million from last year’s total; and other operating income was $4.3 million, up $1.1 million from 2001 due in part to a $0.6 million gain from the sale of land and higher cash management fees.

         The Corporation recognizes other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is always looking for new opportunities to increase noninterest income.

Other Expenses

         Other expenses totaled $69.3 million for the first quarter compared to $67.6 million in 2001, an increase of 2.5%. Even though total expenses were higher in the current year quarter, the efficiency ratio for the quarter improved from 47.25% to 46.21% because of the strong increase in net interest income. The 2002 first quarter efficiency ratio indicates 46.21 cents in operating costs were used to generate each dollar of net revenue.

         For the three months ended March 31, 2002, increases in operating costs occurred in salaries and benefits, reflecting higher health care and prescription drug costs, loan processing expenses, associated with increased loan volumes, and higher occupancy and miscellaneous other operating expenses. Operating costs that declined from prior year levels included equipment expense, which benefited from lower copier costs, taxes other than federal income taxes, professional services and amortization of intangibles. The $2.2 million decline in amortization expense was a direct result of the implementation of SFAS 142 during the quarter. See Note 3 to the consolidated financial statements for further information regarding Statement No. 142 and its impact on the Corporation’s results.

FINANCIAL CONDITION

Investment Securities

         The book value and market value of investment securities including mortgage-backed securities and derivatives at March 31, 2002, by contractual maturity, are included in note 4 to the consolidated financial statements.

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

Loans

         Total loans outstanding at March 31, 2002 totaled $7.37 billion compared to $7.39 billion at December 31, 2001 and $7.33 billion at March 31, 2001.

	As of March 31, 2002	As of March 31, 2001

Commercial loans	$3,537,540	3,452,384

Mortgage loans	607,770	817,871

Installment loans	1,533,784	1,400,492

Home equity loans	526,004	455,553

Credit card loans	129,239	115,999

Manufactured housing loans	784,333	795,226

Leases	247,707	292,163

Total Loans	$7,366,377	7,329,688

         At quarter end, the Corporation’s commercial loans were $3.54 billion, or 2.5% higher than the March 31, 2001 balance of $3.45 billion; installment loans were $1.53 billion, up 9.5%, home equity loans were $526.0 million, up 15.5%; and credit card loans were $129.2 million, up 11.4%. Declines were noted in the following March-over-March loan balances: residential mortgage loans held in portfolio were down $210.1 million or 25.7%; manufactured housing loans totaled $784.3 million, down $10.9 million; and leases were down $44.5 million or 15.2%. Through secondary market sales of conforming single-family mortgages, and principal repayments of mortgage loans held in its portfolio, the Corporation continues to increase its loan mix from lower-yielding mortgage loans to higher-earning commercial and consumer credits. Maturity cashflows and interest rate information for commercial loans is presented in the following table.

Commercial Loan Cashflow Schedule	As of March 31, 2002

Due in one year or less	$1,446,057

Due after one year but within five years	1,328,120

Due after five years	763,363

Totals	$3,537,540

Due after one year with a predetermined fixed interest rate	$1,549,572

Due after one year with a floating interest rate	541,911

Totals	$2,091,483

         The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

Deposits

         The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2002		December 31, 2002		March 31, 2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,125,834	—	1,058,611	—	1,015,171	—

Interest-bearing DDA	690,285	0.28%	667,406	0.56%	647,726	0.74%

Savings deposits	2,076,168	1.23%	1,915,006	2.31%	1,832,240	3.17%

CDs and other time	3,746,861	4.39%	3,800,574	5.55%	3,963,871	6.24%

	$7,639,148	2.51%	7,441,597	3.48%	7,459,008	4.16%

         Average CDs totaled $3.746 billion for the quarter ended March 31, 2002, down 5.5% from $3.964 billion for the 2001 quarter. On a percentage basis, average CDs were 46.4% and 49.4%, respectively, of total interest-bearing funds for the March 31, 2002 and 2001 quarters. Average savings deposits, including money market accounts, were 25.7% of interest-bearing funds during the quarter ended March 31, 2002 and 22.8% for the same period last year. Interest-bearing demand deposits were 8.6% of total interest-bearing funds during the three months ended March 31, 2002 compared to 8.1% for the quarter ended March 31, 2001. Wholesale borrowings decreased from 19.7% of interest-bearing funds during the three months ended March 31, 2001 to 19.1% for the March 31, 2002 quarter. Interest-bearing liabilities funded 84.4% of average earning assets during the quarter ended March 31, 2002 and 86.1% during the quarter ended March 31, 2001. In summary, there was a significant increase in average core deposits, defined as checking accounts, savings accounts and money market savings products, during the quarter compared to the same period in 2001. The Corporation’s change in funding mix from higher priced CDs and wholesale borrowings toward relatively inexpensive core deposits contributed significantly to the improved net interest margin compared to the first quarter last year.

         The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of March 31, 2002 by time remaining until maturity.

(Dollars in thousands)

Maturing in:	Amount

Under 3 months	$427,474

3 to 12 months	427,473

Over 12 months	494,982

$1,349,929

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

         The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2002:

Immediate Change in Rates and Resulting Percentage Change in Net Interest Income:

	-200	-100	+100	+200
	basis points	basis points	basis points	basis points

March 31, 2002	*	(1.55%)	0.24%	0.48%

*	- this scenario is not considered relevant due to the current, relatively low interest rate environment.

         Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by the ALCO department. The ALCO department uses a sophisticated data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities, e.g., savings, money market and interest-bearing checking accounts, balance trends and repricing relationships reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly. Each year the forecasting accuracy of the model is tested in a back-test study. This study measures how closely the model would have predicted future net interest income by substituting actual interest rates and balance sheet volumes in a historical model, such as the risk model from one year ago. All other assumptions remain as they were in the historical model. Net interest income is simulated and compared to actual results. The results of the back-test performed in 2001, using the volatile period of January 2001 through November 2001, showed the model’s assumptions were appropriate as simulated net interest income was within 0.5% of realized net interest income. ALCO and the Board of Directors review the results of the back-test study.

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

Capital Resources

         Shareholders’ equity at March 31, 2002 totaled $921.7 million compared to $910.8 million at December 31, 2001 and $912.4 million at March 31, 2001.

The following table reflects the various measures of capital:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2002		2001		2001

(In thousands)

Total equity	$921,712	9.01%	910,807	8.94%	912,435	9.04%

Common equity	920,503	9.00%	909,598	8.92%	910,078	9.01%

Tangible common equity (a)	781,160	7.74%	770,102	7.66%	761,084	7.65%

Tier 1 capital (b)	806,174	9.33%	784,818	9.09%	783,914	9.14%

Total risk-based capital (c)	1,063,871	12.31%	1,043,061	12.07%	1,042,337	12.16%

Leverage (d)	$806,174	7.97%	784,818	7.75%	783,914	7.87%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

         The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2002, the Corporation’s risk-based capital equaled 12.31% of risk adjusted assets, exceeding minimum guidelines.

         The cash dividend of $0.24 paid in the first quarter has an indicated annual rate of $0.96 per share.

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

         The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

         The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation is able to raise significant liquidity in the form of deposit gathering campaigns. During the first quarter of 2002, the Corporation raised over $130 million in public fund money market deposits. The product’s pricing features limited disintermediation from other lower cost bank deposit products.

         Funding Trends for the Quarter — During the three months ended March 31, 2002, increases in the Corporation’s core deposit base were used to paydown short-term borrowings. On average, when compared to the fourth quarter of 2001, the following changes occurred: deposits increased $152 million; wholesale borrowings declined $126 million; retail CDs increased $38 million; higher priced brokered and Jumbo CDs decreased $31 million; and money market savings accounts rose $130 million.

         Parent Company Liquidity — FirstMerit Corporation (the Parent Company) manages its liquidity principally through dividends from the bank subsidiary. During the first quarter of 2002, FirstMerit Bank paid FirstMerit Corporation a total of $21.0 million in dividends. As of March 31, 2002, FirstMerit Bank had an additional $0.5 million available to pay dividends without regulatory approval. In addition, the parent company has a $100 million revolving loan commitment from a syndicate of banks, which is used for general corporate purposes. The loan commitment is repaid with earnings from the banking subsidiary. The pricing on the loan commitment is based on LIBOR; the outstanding balance at March 31, 2002 was $0.

PART II. — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (see exhibit index)

(b)	Form 8-K

         There were no Form 8-K filings during the first quarter 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE:  May 14, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001)*

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

EXHIBIT
NUMBER

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.20	Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.22	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.24	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.26	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.28	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.29	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.30	Employment Agreement of Sid A. Bostic dated April 17, 2002 (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.31	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.20 to the Form 10-K filed by the registrant on February 24, 1998)*

10.32	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.33	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 9, 2001)*

10.34	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*

EXHIBIT
NUMBER

10.35	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

10.36	2002 Stock Plan (incorporated by reference from Exhibit 10.36 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.38	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 8, 2002)

*	Management Contract or Compensatory Plan or Arrangement