Form 10-Q
period 2002-06-30
FIRSTMERIT CORP /OH/
filed 2002-08-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2002

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
August 5, 2002
84,637,148

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

Consolidated Balance Sheets as of June 30, 2002 (unaudited), December 31, 2001 and June 30, 2001 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2002 (unaudited) and 2001 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 (unaudited) and 2001 (unaudited)

Notes to Consolidated Financial Statements as of June 30, 2002 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions as of June 30, 2002, December 31, 2001 and June 30, 2001 and Results of Operations for the quarters and six-month periods ended June 30, 2002 and 2001 and for the year ended December 31, 2001

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited, except December 31, 2001)	June 30	December 31	June 30

	2002	2001	2001

ASSETS

Investment securities	$2,339,024	2,019,259	1,980,302

Loans held for sale	67,131	44,900	30,313

Commercial loans	3,510,379	3,486,199	3,525,077

Mortgage loans	587,377	638,908	673,661

Installment loans	1,554,265	1,560,905	1,461,926

Home equity loans	549,866	502,521	464,685

Credit card loans	133,952	132,746	122,506

Manufactured housing loans	767,986	808,476	816,362

Leases	233,315	257,565	286,489

Total loans	7,337,140	7,387,320	7,350,706

Less allowance for loan losses	122,790	125,235	110,620

Net loans	7,214,350	7,262,085	7,240,086

Cash and due from banks	226,468	190,020	252,395

Premises and equipment, net	124,665	128,912	133,394

Intangible assets	139,145	139,496	147,388

Accrued interest receivable and other assets	403,668	408,702	414,747

	$10,514,451	10,193,374	10,198,625

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,188,962	1,153,184	1,072,049

Demand-interest bearing	730,090	718,173	679,513

Savings and Money Market	2,098,569	1,943,143	1,933,271

Certificates and other time deposits	3,723,019	3,724,900	3,761,712

Total deposits	7,740,640	7,539,400	7,446,545

Wholesale borrowings	1,653,521	1,588,279	1,710,665

Total funds	9,394,161	9,127,679	9,157,210

Accrued taxes, expenses, and other liabilities	161,368	154,888	135,165

Total liabilities	9,555,529	9,282,567	9,292,375

Commitments and contingencies	—	—	—

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares	—	—	—

Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—

Cumulative convertible preferred stock, Series B, without par value:

designated 220,000 shares; 49,697, 97,955 and 86,455 shares outstanding at
June 30, 2002, June 30, 2001 and December 31, 2001, respectively	1,194	1,209	2,056

Common stock, without par value:

authorized 300,000,000 shares; issued 92,026,350 shares	127,937	127,937	127,937

Capital surplus	112,226	115,388	111,536

Accumulated other comprehensive income	14,756	3,404	(6,557)

Retained earnings	882,679	838,569	835,031

Treasury stock, at cost, 7,105,072, 6,144,690 and 6,727,281 at June 30, 2002, June 30, 2001 and December 31, 2001, respectively	(179,870)	(175,700)	(163,753)

Total shareholders’ equity	958,922	910,807	906,250

	$10,514,451	10,193,374	10,198,625

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME

		(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:

Interest and fees on loans, including held for sale	$135,137	156,492	271,465	314,154

Interest and dividends on securities	28,097	27,006	56,423	59,123

Total interest income	163,234	183,498	327,888	373,277

Interest expense:

Demand-interest bearing	478	1,051	953	2,231

Savings	6,227	12,133	12,504	26,433

Certificates and other time deposits	37,226	54,907	77,750	115,904

Interest on wholesale borrowings	13,530	20,316	26,242	43,261

Total interest expense	57,461	88,407	117,449	187,829

Net interest income	105,773	95,091	210,439	185,448

Provision for loan losses	18,762	9,394	38,076	21,210

Net interest income after provision for loan losses	87,011	85,697	172,363	164,238

Other income:

Trust department income	5,398	5,582	10,564	10,735

Service charges on deposits	13,451	13,737	25,909	26,028

Credit card fees	9,776	9,243	18,648	17,578

ATM and other service fees	3,310	4,050	6,397	7,550

Bank owned life insurance income	3,221	3,157	6,482	6,243

Investment services and life insurance fees	2,948	3,011	5,319	5,436

Gain from sale of partnership interest	—	—	—	5,639

Manufactured housing income	457	1,227	1,086	2,697

Securities gains (losses)	1,044	(44)	4,643	408

Loan sales and servicing	1,128	3,029	4,959	4,709

Other operating income	3,165	2,969	7,456	6,122

Total other income	43,898	45,961	91,463	93,145

	130,909	131,658	263,826	257,383

Other expenses:

Salaries, wages, pension and employee benefits	33,178	33,067	66,725	64,644

Net occupancy expense	5,327	4,878	10,961	9,877

Equipment expense	3,917	4,172	7,792	8,385

Stationery, supplies and postage	2,670	2,711	5,595	5,476

Bankcard, loan processing and other costs	6,975	6,152	13,419	11,034

Professional services	2,451	2,814	4,754	5,906

Amortization of intangibles	198	2,331	351	4,720

Other operating expense	14,785	16,699	29,164	30,339

Total other expenses	69,501	72,824	138,761	140,381

Income before Federal income taxes and cumulative effect of change in accounting principle	61,408	58,834	125,065	117,002

Federal income taxes	19,376	19,150	39,565	38,125

Income after taxes but before cumulative effect of change in accounting principle	42,032	39,684	85,500	78,877

Cumulative effect of change in accounting principle, net of tax (impairment of retained interest asset)	—	(6,299)	—	(6,299)

Net income	$42,032	33,385	85,500	72,578

Other comprehensive income, net of taxes	20,985	(3,874)	11,352	7,241

Comprehensive Income	$63,017	29,511	96,852	79,819

Basic net income per share:

Income before cumulative change in accounting principle	$0.49	0.46	1.00	0.91

Cumulative effect of change in accounting principle, net of tax	—	(0.07)	—	(0.07)

Basic net income	$0.49	0.39	1.00	0.84

Diluted net income per share:

Income before cumulative change in accounting principle	$0.49	0.46	1.00	0.91

Cumulative effect of change in accounting principle, net of tax	—	(0.07)	—	(0.07)

Diluted net income	$0.49	0.39	1.00	0.84

Dividends paid	$0.24	0.23	0.48	0.46

Weighted-average shares outstanding — basic	85,005	85,513	84,981	86,100

Weighted-average shares outstanding — diluted	85,780	86,255	85,767	86,876

     See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
(Unaudited)	June 30,

Operating Activities	2002	2001

Net income	$85,500	72,578

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	38,076	21,210

Provision for depreciation and amortization	7,768	7,829

Amortization of investment securities premiums, net	1,127	54

Amortization of income for lease financing	(8,056)	(9,658)

Gains on sales of investment securities, net	(4,643)	(408)

Deferred federal income taxes	14,683	11,027

(Increase) decrease in interest receivable	(4,217)	9,497

Decrease in interest payable	(5,201)	(18,675)

Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	309,752	334,405

Gain on sales of loans	(483)	(542)

Amortization of intangible assets	351	2,389

Other decreases	303	14,113

NET CASH PROVIDED BY OPERATING ACTIVITIES	434,960	443,819

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	336,411	283,504

Available-for-sale — maturities	247,404	303,145

Purchases of investment securities available-for-sale	(882,599)	(553,974)

Net decrease in federal funds sold	—	8,100

Net increase in loans and leases, except sales	(313,785)	(351,261)

Purchases of premises and equipment	(4,358)	(8,846)

Sales of premises and equipment	837	1,517

NET CASH (USED) IN INVESTING ACTIVITIES	(616,090)	(317,815)

Financing Activities

Net increase in demand and savings deposits	203,121	118,971

Net decrease in time deposits	(1,881)	(287,358)

Net increase in wholesale borrowings	65,242	147,261

Cash dividends — common and preferred	(41,390)	(39,989)

Purchase of treasury shares	(12,784)	(49,484)

Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	5,270	1,072

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	217,578	(109,527)

Increase in cash and cash equivalents	36,448	16,477

Cash and cash equivalents at beginning of period	190,020	235,918

Cash and cash equivalents at end of period	$226,468	252,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for:

Interest, net of amounts capitalized	$47,707	101,995

Federal income taxes	$18,331	20,225

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2002 (unaudited)

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

     The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of June 30, 2002 and 2001, and for the three-month and six-month periods ended June 30, 2002 and June 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2001.

2.     Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Footnote number one (Summary of Significant Accounting Policies) and footnote five (Allowance for loan losses), as described in the 2001 Annual Report and Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within the same Summary of Significant Accounting Policies footnote, as well as in footnote twelve (Federal Income Taxes). Within the “Other Income” section of the second quarter 2002 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year end in the Summary of Significant Accounting Policies footnote and within footnote seven (Mortgage Servicing Rights and Mortgage Servicing).

3.     Manufactured Housing Activity and Related 2001 Restructure Charge — In the fourth quarter of 2001, the Corporation exited the manufactured housing (“MH”) lending business and thereby stopped originating manufactured housing finance contracts. The collection and recovery aspect of servicing for existing MH contracts was retained. The following table shows the balance of the related restructure liability since its inception. Management has evaluated the expected future costs to be incurred associated with the restructure liability and believes the recorded liability as of June 30, 2002 is appropriate to provide for these costs.

Dollars in thousands

	12/31/01	Payments	6/30/02	Balance Sheet Category

Restructure liability	$18,630	2,087	16,543	Accrued taxes, expenses and other liabilities

4.     Goodwill and Intangible Assets - During the first quarter of 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 specifies that intangible assets with indefinite useful lives and goodwill are no longer subject to periodic amortization. Rather, the standard requires goodwill to be periodically tested for impairment and, if impaired, written down to its fair value.

     The Corporation’s goodwill of $141.7 million at June 30, 2002 was primarily a result of the 1998 purchase acquisition of CoBancorp, Inc. As part of the implementation of SFAS 142, the Corporation’s goodwill was tested for impairment during the 2002 first quarter. The results of this testing indicated goodwill impairment had not occurred.

     The Corporation’s remaining intangible assets subject to amortization at June 30, 2002 include a core deposit premium associated with the CoBancorp, Inc. purchase. The original core deposit premium recorded was $10.1 million. The remaining amortization period of this core deposit intangible asset is approximately 8 years. Core deposit amortization expense totaled approximately $200 thousand in both 2002 quarters, and that amount is considered representative of expected amortization in future quarters.

     The following table illustrates the after-tax income statement and earnings per share impact of SFAS 142 on current and prior periods.

	1Q 2002	2Q 2002	1Q 2001	2Q 2001
Goodwill amortization	$—	—	2,004	2,004

Other intangible asset amortization	153	198	114	327

Total amortization expense	153	198	2,118	2,331

Reported net income after change in acctg method	43,468	42,032	39,193	33,385

Reported net income after change in acctg method	43,468	42,032	39,193	33,385

Add back : goodwill amortization	—	—	2,004	2,004

Adjusted net income	$43,468	42,032	41,197	35,389

Basic earnings per share:

Reported net income after change in acctg method	$0.51	0.49	0.45	0.39

Goodwill amortization	—	—	0.02	0.02

Adjusted net income	0.51	0.49	0.47	0.41

Diluted earnings per share:

Reported net income after change in acctg method	0.51	0.49	0.45	0.39

Goodwill amortization	—	—	0.02	0.02

Adjusted net income	$0.51	0.49	0.47	0.41

5.     Investment Securities— All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities
classified as available for sale are as follows:

		June 30, 2002

		Gross	Gross
	Book	Unrealized	Unrealized	Market
	Value	Gains	Losses	Value

US Treasuries and agencies	$695,467	8,054	335	703,186

Obligations — state/political subdivisions	111,994	2,344	65	114,273

Mortgage-backed securities	1,229,752	23,220	368	1,252,604

Other securities	279,109	845	10,993	268,961

	$2,316,322	34,463	11,761	2,339,024

EXPECTED MATURITIES:	Book Value	Market Value

Due in one year or less	$266,980	269,482

Due after one year through five years	1,848,458	1,875,920

Due after five years through ten years	120,250	120,511

Due after ten years	80,634	73,111

	$2,316,322	2,339,024

     Expected maturities based on average remaining life will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. As of June 30, 2002, the duration of the portfolio was 1.8 years compared to 2.16 years at December 31, 2001. The last paragraph of the Market Risk section of this document provides additional information with regard to shortening the securities' duration and the related investment strategy.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.6 billion at June 30, 2002, and $1.4 billion at both December 31, 2001 and June 30, 2001.

6.     Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the first half of the current and prior year, and for the year ended December 31, 2001 is shown in the following table.

Allowance for Loan Losses Activity

	Six months		Year ended		Six months
	ended,		December		ended,
Dollars in thousands	June 30, 2002		31, 2001		June 30, 2001

Allowance — beginning of period	$125,235		108,285		108,285

Reclass to lease residual reserve	(2,540)		—		—

Loans charged off:

Commercial	8,332		10,100		4,305

Mortgage	293		469		155

Installment	16,905		22,978		9,699

Home equity	1,581		1,859		893

Credit cards	5,701		7,693		5,203

Manufactured housing	13,579		15,339		7,511

Leases	1,495		3,447		1,267

Total charge-offs	$47,886		61,885		29,033

Recoveries:

Commercial	469		892		696

Mortgage	31		92		18

Installment	6,291		9,104		4,585

Home equity	513		669		383

Credit cards	1,168		1,658		1,966

Manufactured housing	1,094		3,654		1,790

Leases	339		959		720

Total recoveries	$9,905		17,028		10,158

Net charge-offs	$37,981		44,857		18,875

Provision for loan losses	38,076		61,807		21,210

Allowance — end of period	$122,790		125,235		110,620

Annualized net charge offs as a percentage of average loans	1.04%		0.61%		0.52%

Allowance for loan losses as a % of loans outstanding at end of period	1.67%		1.70%		1.50%

Allowance for loan losses as a multiple of annualized net charge offs	1.60	X	2.79	X	2.91	X

7.     Asset Quality — Nonperforming assets are defined by the Corporation as nonaccrual loans, restructured loans, and other real estate. Impaired loans are defined as loans for which, based on current information or events, it is probable the Corporation will be unable to collect all amounts due according to the loan contract. Impaired loans must be valued based on the present value of the loans’ expected future cash flows (at the loans’ effective interest rates), at the loans’ observable market prices, or at the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

(Dollars in thousands)

Nonperforming Assets	June 30,	December 31,	June 30,
	2002	2001	2001

Impaired Loans:

Nonaccrual	$79,810	54,125	38,571

Restructured	54	84	87

Total impaired loans	79,864	54,209	38,658

Other Loans:

Nonaccrual	10,741	3,128	1,509

Restructured	—	—	—

Total nonperforming loans	90,605	57,337	40,167

Other real estate (ORE)	4,856	10,163	8,357

Total nonperforming assets	95,461	67,500	48,524

Loans past due 90 days or more
accruing interest	$28,736	43,220	42,089

Total nonperforming assets as a percentage of total loans and ORE	1.30%	0.91%	0.66%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

8.     Earnings per Share - The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter ended	YTD ended	Quarter ended	YTD ended
Dollars in thousands	June 30, 2002	June 30, 2002	June 30, 2001	June 30, 2001

BASIC EPS:

Income before change in accounting principle	$42,032	85,500	39,684	78,877

Change in accounting principle	—	—	(6,299)	(6,299)

Net income	42,032	85,500	33,385	72,578

Less preferred stock dividends	(20)	(40)	(39)	(79)

Income available to common shareholders before change in accounting method	42,012	85,460	39,645	78,798

Income available to common shareholders after change in accounting method	42,012	85,460	33,346	72,499

Average common shares outstanding	85,005,091	84,980,829	85,512,873	86,100,306

Income per share before accounting change	$0.49	1.00	0.46	0.91

Per share effect of change in accounting method	—	—	(0.07)	(0.07)

Net income per share — basic	$0.49	1.00	0.39	0.84

DILUTED EPS:

Income available to common shareholders before change in accounting method	$42,012	85,460	39,645	78,798

Income available to common shareholders after change in accounting method	42,012	85,460	33,346	72,499

Add: preferred stock dividends	20	40	39	79

Add: interest expense on convertible bonds	9	19	11	22

Income before change in accounting method used in diluted EPS calculation	42,041	85,519	39,695	78,899

Income after change in accounting method used in diluted EPS calculation	$42,041	85,519	33,396	72,600

Average common shares outstanding	85,005,091	85,980,829	85,512,873	86,100,306

Equivalents from stock options	571,573	579,621	424,424	443,138

Equivalents from convertible bonds	65,643	67,593	78,091	78,675

Equivalents from convertible preferred stock	137,859	138,604	239,825	254,283

Common stock/equivalents	85,780,166	85,766,647	86,255,213	86,876,492

Income per share before accounting change	$0.49	1.00	0.46	0.91

Effect of change in accounting method	—	—	(0.07)	(0.07)

Net income per share — diluted	$0.49	1.00	0.39	0.84

9.     Segment Information - The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity Banking. Included in the Parent Company, Other Subsidiaries and Eliminations category are certain nonbank affiliates, and eliminations of certain intercompany transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

     The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following tables present a summary of financial results for the three-month and six-month periods ended June 30, 2002 and 2001:

(Dollars in thousands,
except averages in
millions)
			Parent Company,
	Supercommunity		Other Subsidiaries,
Second Qtr 2002	Banking		Eliminations		FirstMerit Consolidated
OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$104,469	207,849	1,304	2,590	105,773	210,439

Provision for loan losses	18,762	38,076	—	—	18,762	38,076

Other income	43,476	90,609	422	854	43,898	91,463

Other expenses	69,232	138,217	269	544	69,501	138,761

Net income	$41,013	83,534	1,019	1,966	42,032	85,500

AVERAGES:

Assets	$10,390	10,299	30	42	10,420	10,341

Loans	7,359	7,377	3	3	7,362	7,380

Earnings assets	9,672	9,604	18	19	9,690	9,623

Deposits	7,707	7,685	(25)	(24)	7,682	7,661

Shareholders’ equity	$799	790	139	139	938	929

(Dollars in thousands,
except averages in
millions)
			Parent Company,
	Supercommunity		Other Subsidiaries and
Second Qtr 2001	Banking		Eliminations		FirstMerit Consolidated
OPERATIONS:	2Q	YTD	2Q	YTD	2Q	YTD

Net interest income	$95,797	186,569	(706)	(1,121)	95,091	185,448

Provision for loan losses	9,394	21,210	—	—	9,394	21,210

Other income	45,499	92,347	462	798	45,961	93,145

Other expenses	72,872	140,080	(48)	(301)	72,824	140,381

Net income after change in
accounting method	$33,857	73,459	(472)	(881)	33,385	72,578

AVERAGES:

Assets	$10,102	10,087	26	32	10,128	10,119

Loans	7,348	7,326	2	2	7,350	7,328

Earnings assets	9,334	9,322	17	16	9,351	9,338

Deposits	7,395	7,435	(5)	(10)	7,390	7,425

Shareholders’ equity	$802	790	105	121	907	911

10.     Accounting for Derivatives - The Corporation follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for its derivative activities. The Corporation has three interest rate swaps that are accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities to floating interest rates. Two swaps are accounted for under the short-cut method and one is accounted for under the long-haul method. For the six months ended June 30, 2002, a loss of $90 thousand is included as a reduction to other operating income representing the ineffectiveness recognized on the interest rate swaps. At June 30, 2002, the interest rate swaps are included in the wholesale borrowings, CDs and loans held for sale balance sheet categories at $770 thousand, $131 thousand, and $64 thousand, respectively.

11.     Contingencies - The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition and results of operations.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended

(Dollars in thousands)	June 30, 2002			December 31, 2001			June 30, 2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,856,112	23,726	5.13%	1,559,049	94,292	6.05%	1,503,418	20,814	5.55%

Obligations of states and political subdivisions (tax-exempt)	113,111	2,159	7.66%	106,002	9,043	8.53%	102,902	2,205	8.59%

Other securities	278,343	3,025	4.36%	294,629	17,850	6.06%	299,810	4,845	6.48%

Total investment securities	2,247,566	28,910	5.16%	1,959,680	121,185	6.18%	1,906,130	27,864	5.86%

Federal funds sold & other interest-earning assets	2,747	12	1.75%	2,182	78	3.57%	1,170	14	4.80%

Loans held for sale	78,420	1,205	6.16%	72,843	5,499	7.55%	93,012	534	2.30%

Loans	7,361,674	133,978	7.30%	7,373,493	603,789	8.19%	7,350,304	155,982	8.51%

Total earning assets	9,690,407	164,105	6.79%	9,408,198	730,551	7.77%	9,350,616	184,394	7.91%

Allowance for possible loan losses	(122,716)			(110,726)			(111,001)

Cash and due from banks	170,915			188,198			184,427

Other assets	681,670			695,239			704,452

Total assets	$10,420,276			10,180,909			10,128,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand- non-interest bearing	$1,146,763	—	—	1,058,611	—	—	1,057,315	—	—

Demand- interest bearing	727,201	478	0.26%	667,406	3,769	0.56%	669,298	1,051	0.63%

Savings	2,117,347	6,227	1.18%	1,915,006	44,236	2.31%	1,911,757	12,133	2.55%

Certificates and other time deposits	3,690,503	37,226	4.05%	3,800,574	210,977	5.55%	3,751,908	54,907	5.87%

Total deposits	7,681,814	43,931	2.29%	7,441,597	258,982	3.48%	7,390,278	68,091	3.70%

Wholesale borrowings	1,631,782	13,530	3.33%	1,660,586	76,461	4.60%	1,695,455	20,316	4.81%

Total interest bearing liabilities	8,166,833	57,461	2.82%	8,043,572	335,443	4.17%	8,028,418	88,407	4.42%

Other liabilities	168,417			157,492			136,059

Shareholders’ equity	938,263			921,234			906,702

Total liabilities and shareholders’ equity	$10,420,276			10,180,909			10,128,494

Net yield on earning assets	$9,690,407	106,644	4.41%	9,408,198	395,108	4.20%	9,350,616	95,987	4.12%

Interest rate spread			3.97%			3.60%			3.49%

     Notes:   Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.
                   Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

     FirstMerit Corporation reported second quarter 2002 net income of $42.0 million, or $0.49 per diluted share. This compares with income of $39.7 million, or $0.46 per diluted share for the 2001 second quarter, which is after taxes but before the cumulative effect of a change in accounting principle.

     For the first six months of 2002, FirstMerit reported net income of $85.5 million, or $1.00 per diluted share. This compares with income of $78.9 million, or $0.91 per diluted share for the same 2001 period, which is after taxes but before the impact of the cumulative effect of a change in accounting principle.

     For the second quarter of 2002, returns on average common equity (“ROE”) and average assets (“ROA”) were 18.0% and 1.62%, respectively, compared with 17.6% and 1.57% for the prior year quarter, which excludes the cumulative effect of a change in accounting principle. For the first half of 2002, ROE and ROA were 18.6% and 1.67%, respectively, compared to corresponding ratios of 17.5% and 1.57% for the same 2001 period, which excludes the cumulative effect of a change in accounting principle.

     Total operating revenues (net interest income plus noninterest income), excluding gains from the sale of securities, were $148.6 million for the second quarter of 2002, an increase of 5.3% from the $141.1 million earned in the prior-year second quarter. Net interest income, on a fully-taxable equivalent basis, was $106.6 million, up 11.1% over the $96.0 million reported in the year-ago quarter. This increase was a result of a combination of margin expansion and a 3.6% increase in average earning assets compared to the second quarter of 2001. The net interest margin was 4.41% for this quarter, compared with 4.12% for the year-ago quarter.

     For the six months ended June 30, 2002, operating revenues less securities gains totaled $297.3 million, up $19.1 million, or 6.9%, from the $278.2 million recorded in the prior year first half. Net interest income, on a fully-taxable equivalent basis, was $212.2 million, up 13.4% over the $187.2 million earned during the six months ended June 30, 2001. The net interest margin was 4.45% for the half, compared with 4.04% for the year-ago six-month period. This increase was also a result of a margin expansion and an increase in average earning assets compared to the 2001 first six months.

     Excluding net gains or losses from the sale of investment securities, noninterest income was $42.9 million, a decrease of 6.8% from the 2001 second quarter. The majority of the decline is attributed to a $1.3 million write-down in mortgage servicing rights, and the discontinuation of manufactured housing brokered loans during the 2001 fourth quarter.

     For the year-to-date period, noninterest income less securities gains was $86.8 million, down 6.4% from the $92.7 million recorded one year ago. The 2001 six-month period includes a $5.6 million gain from the sale of a partnership. If the $5.6 million gain from the sale of a partnership is excluded from prior year first half results, recurring noninterest income for that period would have been $87.1 million, about the same as the $86.8 million earned during the six months ended June 30, 2002.

     Noninterest expense declined 4.6% from $72.8 million last year to $69.5 million for the current 2002 quarter, mainly the result of a $1.9 million decline in other operating expenses and a $2.1 million decline in the amortization of intangibles, reflecting the recent accounting change under SFAS 142 which was adopted January 1, 2002. The efficiency ratio improved to 46.4% this quarter, compared with 49.7% for the same period last year. For the 2002 first half, noninterest expense totaled $138.8 million compared to $140.4 million in 2001, which includes goodwill amortization expense of $4.0 million.

     Total assets at June 30, 2002 were $10.5 billion, up 3.1% from last year’s second quarter-end. Loans were virtually unchanged at $7.3 billion, with a continuing shift away from mortgages held in portfolio, manufactured housing and auto leasing, toward consumer loans (installment, home equity and credit card), which increased $189 million, or 9.2%, compared with the second quarter of 2001. Investment securities rose 18%, to $2.3 billion, reflecting an increase in short-maturity instruments. The duration of the investment portfolio was 1.8 years at June 30, 2002, compared to 2.6 years as of June 30, 2001 and 2.3 years at March 31, 2002.

     Total deposits increased 4.0% to $7.7 billion. Core deposits, defined as demand deposits, savings and money market savings accounts, increased 9.0% since the second quarter of last year, and currently account for 51.9% of total deposits, compared with 49.5% the prior year quarter, reflecting the success of several market-rate sensitive deposit products and a bias toward greater liquidity on the part of consumers.

     The loan loss provision was $18.8 million for the second quarter of 2002 as compared to $9.4 million for the same period last year. For the first half, the loan loss provision was $38.1 million versus $21.2 million in the year ago period. Net charge-offs for the three months and six months ended June 30, 2002 were $18.8 million and $38.0 million, respectively. Net charge-offs for last year’s quarter and half were $8.9 million and $18.9 million, respectively. The allowance for loan losses at June 30, 2002 is 1.67% of total loans, and non-performing assets, as a percentage of outstanding loans and other real estate, is 1.30%. For the prior year quarter, the allowance for loan losses was 1.50% of period-end loans, and nonperforming assets were 0.66% percent of outstanding loans and other real estate. The present level of the allowance for loan losses has been deemed appropriate by the Corporation following a thorough analysis of portfolio risk and nonperforming assets.

     Shareholders’ equity was $958.2 million at quarter-end. Average equity to assets was 9.00% for the 2002 quarter compared to 8.95% for the prior-year period. Common dividends per share were $0.24 for the quarter, representing a payout of 49% of net income. At quarter-end, there were 84.9 million shares outstanding.

     The components of change in income per share for the current and prior year three-month and year-to-date periods were as follows:

Changes in Earnings per Share	2002		2001

	2nd Qtr	YTD	2nd Qtr	YTD

Diluted net income per share for the beginning of each period indicated	$0.39	0.84	0.45	0.90

Increases (decreases) due to:

Net interest income — taxable equivalent	0.12	0.29	—	(0.07)

Provision for possible loan losses	(0.11)	(0.19)	(0.01)	(0.01)

Other income	(0.02)	(0.02)	0.08	0.16

Other expenses	0.04	0.03	(0.05)	(0.06)

Federal income taxes — taxable equivalent	0.00	(0.02)	(0.02)	(0.03)

Cumulative change in accounting method	0.07	0.07	(0.07)	(0.07)

Change in share base	0.00	0.00	0.01	0.02

Net change in diluted net income per share period-over-period	0.10	0.16	(0.06)	(0.06)

Diluted net income per share for the period ended June 30,	$0.49	1.00	0.39	0.84

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

     FTE net interest income for the quarter ended June 30, 2002 was $106.6 million compared to $96.0 million for the three months ended June 30, 2001. The $10.6 million rise in net interest income occurred because the $30.9 million decline in interest expense, compared to the same quarter last year, was greater than the $20.3 million decline in interest income during the same period.

     Consistent with current year second quarter results, the six-month net interest income of $212.2 million was greater than last year’s $187.2 million because the decrease in interest expense more than offset the decline in interest income.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2002 quarter and first half, compared to the same 2001 periods, were almost exclusively rate driven as lower yields on earning assets lessened interest income by $24.6 million and $53.3 million, respectively, during those periods. The table also depicts similar three-month and six-month declines in interest expense, again caused by the significant drop in interest rates from 2001 through the half-way point of 2002. The lower rates paid on customer deposits and wholesale borrowings in the 2002 quarter and first half, compared to the same 2001 periods, decreased interest expense by $30.4 million and $68.0 million, respectively.

(Dollars in thousands)	Quarters ended June 30,			Six months ended June 30,

RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)

	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME FTE
Investment Securities	$4,346	(3,300)	1,046	7,166	(9,784)	(2,618)

Loans held for sale	(224)	895	671	(1,110)	(953)	(2,063)

Loans	207	(22,211)	(22,004)	1,886	(42,498)	(40,612)

Federal funds sold	7	(9)	(2)	0	(29)	(29)

Total interest income	$4,336	(24,625)	(20,289)	7,942	(53,264)	(45,322)

INTEREST EXPENSE

Demand-interest bearing	$38	(611)	(573)	68	(1,346)	(1,278)

Savings/money market accts	605	(6,511)	(5,906)	1,342	(15,271)	(13,929)

Certificate of deposits (“CDs”)	(619)	(17,062)	(17,681)	(2,902)	(35,252)	(38,154)

Wholesale borrowings	(535)	(6,251)	(6,786)	(963)	(16,056)	(17,019)

Total interest expense	$(511)	(30,435)	(30,946)	(2,455)	(67,925)	(70,380)

Net interest income	$4,847	5,810	10,657	10,397	14,661	25,058

Net Interest Margin

     The following table provides 2002 FTE net interest income and net interest margin totals as well as 2001 comparative amounts.

(Dollars in thousands)	Quarters ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net interest income	$105,773	95,091	210,439	185,448

Tax equivalent adjustment	871	896	1,797	1,730

Net interest income — FTE	$106,644	95,987	212,236	187,178

Average earning assets	$9,690,407	9,350,616	9,623,097	9,338,267

Net interest margin	4.41%	4.12%	4.45%	4.04%

     Average loan outstandings totaled $7.4 billion for both the current year and prior year second quarters. Second quarter 2002 over second quarter 2001 increases occurred in commercial, installment, home equity and credit card loans, while residential mortgages, manufactured housing loans and leases declined. The loan migration toward higher-yielding consumer and commercial credits is consistent with the Corporation’s loan strategy. Principal repayments from mortgage and manufactured housing loans were used to fund the loan growth noted in the commercial and other consumer portfolios. Efforts to grow loan outstandings were tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to second quarter 2001, were as follows: commercial loans up $46.3 million or 1.3%; installment loans up $108.5 million or 7.6%; home equity loans up $78.0 million or 17.0%; credit card loans up $14.0 million or 11.7%; manufactured housing (“MH”) loans down $21.9 million, or 2.7%; residential mortgage loans down $163.8 million, or 21.3%, and leases down $49.7 million, or 17.2%. The significant decline in average mortgage loans was due to normal principal repayment, loan refinancing activity, and the creation of mortgage-backed securities during the second quarter of 2001. Average outstanding loans for the 2002 and 2001 second quarters equaled 76.0% and 78.6% of average earning assets, respectively.

     Average deposits were $7.7 billion during the 2002 second quarter, up $291.5 million from the same period last year. The growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended June 30, 2002, average core deposits represented 52.0% of total average deposits compared to 49.2% for the 2001 second quarter. Average CDs and wholesale borrowings declined $61.4 million and $42.2 million, respectively, compared to the same categories in the 2001 second quarter. Wholesale borrowings as a percentage of total interest-bearing funds equaled 20.0% for the 2002 second quarter and 20.9% for the same 2001 quarter. Average interest-bearing liabilities funded 84.3% of average earning assets in the current year quarter and 85.6% during the three months ended June 30, 2001.

     In summary, loan growth over the past year continues to occur mainly in higher-yielding commercial, installment, home equity and credit card outstandings, resulting in a lower concentration of manufactured housing and residential mortgage loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs and wholesale borrowings declined.

Other Income

     Other (noninterest) income for the quarter totaled $43.9 million, an decrease of $2.1 million from the $46.0 million earned during the same period last year. For the first half of 2002, other income was $91.5 million, 1.8% less than the first six months of 2001. The prior year first half included a pre-tax gain of $5.6 million from the sale of a partnership. Excluding the effect of securities sales in both years’ six-month totals, and the first quarter 2001 gain from the sale of a partnership, other income was approximately $87 million for both first half periods.

     The largest contributor to the $2.1 million quarter-over-quarter decline in total other income was a $1.3 million write-down of mortgage servicing rights (“MSRs”). Write-downs of this asset generally occur in a low interest rate environment when modeling indicates a higher probability of increased principal repayment, leading to lower outstanding balances on serviced loans and, therefore, a lower value of the related servicing asset. This servicing asset after the write-down totaled $15.8 million.

     Excluding securities gains and losses, other income as a percentage of net revenue, also negatively impacted by the MSR write-down, was 28.67% compared to 32.40% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully-taxable equivalent basis, plus other income less the effect of securities sales. Other income as a percentage of net revenue for the 2002 second quarter was 29.28%, when the MSR write-down is excluded from the calculation.

     Other changes, compared to second quarter last year, were as follows: trust department income, which has been negatively impacted by lower stock market values, was $5.4 million, down $0.2 million; service charges on customer deposit accounts totaled $13.5 million, down 2.0%; credit card fees, including merchant services, increased 5.8%, to $9.8 million; ATM and other service fees declined $0.7 million; income from bank owned life insurance (“BOLI”) increased $0.1 million; investment services and life insurance fees declined $0.1 million; MH income decreased $0.8 million since the Corporation ceased MH origination during the fourth quarter of last year; and other operating income totaled $3.2 million during the quarter, consistent with last year’s $3.0 million.

     Results for the year-to-date other income categories were consistent with the quarterly trends just discussed. As stated in the opening paragraph of this section, total noninterest income for 2001 included a $5.6 million gain from the sale of a partnership.

     The Corporation recognizes other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is always looking for new opportunities to increase noninterest income.

Other Expenses

     Other (noninterest) expenses totaled $69.5 million for the second quarter compared to $72.8 million in 2001, a decrease of $3.3 million, or 4.6%. Other expenses for the first half were $138.8 million, down $1.6 million from the six months ended June 30, 2001.

     Operating expenses for the 2002 quarter and first half, compared to the prior year, were reduced as a result of the first quarter 2002 implementation of SFAS 142, which eliminated amortization of goodwill. If the prior year periods were adjusted to exclude amortization expense on goodwill, total operating costs for the quarter and half would have been $70.8 million and $136.8 million, respectively. On this adjusted basis, 2002 second quarter expenses were $1.3 million less than last year while 2002 first half costs were $2.0 million greater than year ago results. Note 4 to the consolidated financial statements contains additional information regarding Statement No. 142 and its impact on the Corporation’s results.

     For the three months ended June 30, 2002, all categories of operating costs, except salaries and benefits, net occupancy, and loan processing, were less than amounts incurred in the prior year quarter. Salaries and benefits, the single largest component of noninterest expenses, increased only 0.33%, despite annual pay increases approximating 4% that became effective April 1, 2002; bankcard, loan processing and other costs increased $0.8 million as a result of higher refinancing/new origination activity; professional services costs declined $0.4 million, or 12.9%; and other operating expenses decreased $1.9 million, or 11.5%, mainly due to decreases in other tax expense (taxes other than Federal income tax), advertising costs, and telecommunication costs. The same trends exhibited during the quarter were also evident in the first half results.

     The efficiency ratio for the quarter improved from 49.65% to 46.36% because of the reduction in overall operating costs as well as the increase in net interest income. The 2002 first quarter efficiency ratio indicates 46.36 cents in operating costs were used to generate each dollar of net revenue. The efficiency ratio for the first half was 46.28% compared to 48.47% for the same prior year period.

FINANCIAL CONDITION

Investment Securities

     The book value and market value of investment securities, including mortgage-backed securities and derivatives, at June 30, 2002, by average remaining term are included in note 5 to the consolidated financial statements.

     These securities are purchased within an overall strategy to maximize future earnings taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer term investments.

Loans

     Total loans outstanding at June 30, 2002 totaled $7.34 billion compared to $7.39 billion at December 31, 2001 and $7.35 billion at June 30, 2001.

(Dollars in thousands)	As of June 30, 2002	As of June 30, 2001

Commercial loans	$3,510,379	3,525,077

Mortgage loans	587,377	673,661

Installment loans	1,554,265	1,461,926

Home equity loans	549,866	464,685

Credit card loans	133,952	122,506

Manufactured housing loans	767,986	816,362

Leases	233,315	286,489

Total Loans	$7,337,140	7,350,706

     At quarter end, the Corporation’s commercial loans were $3.51 billion, down approximately $15 million, or less than one-half of one percent, from the balance at June 30, 2001; installment loans were $1.55 billion, up 6.3%, home equity loans were $549.9 million, up 18.3%; credit card loans were $134.0 million, up 9.3%; residential mortgage loans held in portfolio were down $86.3 million or 12.8%; manufactured housing loans totaled $768.0 million, down $48.4 million; and leases were down $53.2 million or 18.6%. The Corporation continues to increase its loan mix from lower-yielding mortgage loans to higher-earning commercial and consumer credits. As discussed in earlier sections of this document, the Corporation ceased origination of manufactured housing loans during the fourth quarter of 2001.

     Expected cashflows and interest rate information for commercial loans is presented in the following table.

Commercial Loan Cashflow Schedule	As of June 30, 2002

Due in one year or less	$1,420,323

Due after one year but within five years	1,342,877

Due after five years	747,179

Totals	$3,510,379

Due after one year with a predetermined fixed interest rate	$1,533,362

Due after one year with a floating interest rate	556,693

Totals	$2,090,055

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2002		December 31, 2001		June 30, 2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,146,763	—	1,058,611	—	1,057,315	—

Interest-bearing DDA	727,201	0.26%	667,406	0.56%	669,298	0.63%

Savings deposits	2,117,347	1.18%	1,915,006	2.31%	1,911,757	2.55%

CDs and other time	3,690,503	4.05%	3,800,574	5.55%	3,751,908	5.87%

Total	$7,681,814	2.29%	7,441,597	3.48%	7,390,278	3.70%

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $1.87 billion during the 2002 second quarter, up $147.4 million from second quarter 2001. Savings deposits, including money market savings accounts averaged $2.1 billion, $205.6 million higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $352.9 million, or 9.7%, and represented 24.6% of total average deposits for the second quarter compared to 23.4% last year. Additionally, the average yield paid on core deposits during the quarter was 141 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.69 billion for the second quarter, down 1.6% from the same quarter last year. Average rates paid on CDs fell 1.82% from 5.87% in the 2001 quarter to 4.05% this year. On a percentage basis, average CDs were 45.2% and 46.7%, respectively, of total interest-bearing funds for the June 30, 2002 and 2001 quarters.

     Wholesale borrowings decreased from 21.1% of interest-bearing funds during the three months ended June 30, 2001 to 20.0% for the June 30, 2002 quarter. Interest-bearing liabilities funded 85.9% of average earning assets during the quarter ended June 30, 2002 and 85.6% during the quarter ended June 30, 2001. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2001. The Corporation’s change in funding mix from higher priced CDs and wholesale borrowings toward less expensive core deposits contributed significantly to the improved net interest margin compared to the second quarter last year.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2002.

(Dollars in thousands)

Maturing in:	Amount

Under 3 months	$352,289

3 to 12 months	547,585

Over 12 months	506,926

$1,406,800

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

     The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2002:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200	-100	+100	+200
	basis points	basis points	basis points	basis points

June 30, 2002	*	(2.6%)	1.19%	2.19%

*	- this scenario is not considered relevant due to the current, relatively low interest rate environment.

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

     During the quarter, the Corporation reinvested portfolio cash flows into short-term securities in anticipation of rising market interest rates and to avoid locking in long-term yields in a low interest rate environment. As a result of the reinvestment strategy, the duration, or risk-maturity, of the investment portfolio fell from 2.3 years at March 31, 2002 to 1.8 years as of June 30, 2002. The composition of floating and adjustable rate securities has increased materially as the investment portfolio has been used to adjust the interest rate sensitivity of the overall balance sheet. Since December 31, 2001, the book value of the investment portfolio has increased approximately $301 million reflecting excess liquidity from core deposit growth and increases in repurchase agreements, a component of “other borrowings.” Of the $301 million increase, variable rate securities, whose yield will increase as market interest rates rise, increased approximately $489 million while fixed rate securities decreased by $188 million. Also during the quarter, the Corporation focused on extending retail liability maturities. During the quarter, CDs with maturities greater than one year increased by $93 million.

Capital Resources

     Shareholders’ equity at June 30, 2002 totaled $958.9 million compared to $910.8 million at December 31, 2001 and $906.3 million at June 30, 2001.

The following table reflects the various measures of capital:

	June 30,	December 31,			June 30,
	2002	2001			2001
(In thousands)
Total equity	$958,922	9.12%	910,807	8.94%	906,250	8.89%

Common equity	957,728	9.11%	909,598	8.92%	904,194	8.87%

Tangible common equity (a)	818,583	7.89%	770,102	7.66%	757,477	7.54%

Tier 1 capital (b)	812,267	9.34%	784,818	9.09%	784,220	9.06%

Total risk-based capital (c)	1,070,650	12.31%	1,043,061	12.07%	1,043,582	12.06%

Leverage (d)	$812,267	7.92%	784,818	7.75%	784,220	7.85%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2002, the Corporation’s risk-based capital equaled 12.31% of risk adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.24 paid in the second quarter has an indicated annual rate of $0.96 per share.

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

     Funding Trends for the Quarter - During the three months ended June 30, 2002, increases in the Corporation’s core deposit base of $203 million were used to purchase investment portfolio securities as loans decreased $50 million. In addition, the Corporation purchased short-term investment securities which were funded with equivalent-term repurchase agreements (a component of wholesale borrowings). As a result, repurchase agreements increased by $114 million during the quarter.

     Parent Company Liquidity - FirstMerit Corporation (the Parent Company) manages its liquidity principally through dividends from the bank subsidiary. During the second quarter and first half of 2002, FirstMerit Bank paid FirstMerit Corporation a total of $21 million and $42 million, respectively, in dividends. As of June 30, 2002, FirstMerit Bank had an additional $42 million available to pay dividends without regulatory approval. In addition, the parent company has a $100 million revolving loan commitment from a syndicate of banks, which is used for general corporate purposes. The loan commitment is repaid with earnings from the banking subsidiary. The pricing on the loan commitment is based on LIBOR; the outstanding balance at June 30, 2002 was $0 million.

FORWARD-LOOKING, SAFE-HARBOR STATEMENT

     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 2001.

PART II. — OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2002, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted a proposal, as stated in the Proxy Statement dated March 8, 2002, to elect four Class II directors. The proposal was voted on and approved by the shareholders. The voting results for election of the directors are as follows:

         1.     The election of four Class II directors, being:

			Authority
	For	Against	Withheld
Karen S. Belden	66,627,057	*	1,478,054

R. Cary Blair	66,663,906	*	1,441,202

Robert W. Briggs	65,728,131	*	2,376,977

Clifford J. Isroff	66,593,736	*	938,472

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

         All Class I directors (John R. Cochran, Richard Colella, Philip A. Lloyd, II, Roger T. Read, and Richard N. Seaman), except for Charles F. Valentine who retired April 1, 2002 and Class III directors (John C. Blickle, Sid A. Bostic, Terry L. Haines, Robert G. Merzweiler and Jerry M. Wolf) continued in their positions.

2.	A proposal to fix the number of directors at fifteen (as described in the proxy statement) was approved. The voting results, as certified by EquiServe (the Inspector of Election), for the proposal are as follows:

For	66,400,767

Against	1,335,145

Witheld	369,195

3.	A proposal to adopt the FirstMerit Corporation 2002 Stock Plan (as described in the proxy statement) was approved. The voting results, as certified by EquiServe (the Inspector of Election), for the proposal are as follows:

For	52,446,288

Against	14,706,267

Withheld	935,281

Broker non-votes	17,271

Broker non-votes, as well as votes withheld, are treated as votes against the proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on February 24, 1998)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.5	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF)1998 (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001)*

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	FirstMerit Corporation 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	FirstMerit Corporation 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10(d) to the Form 10-K filed by the registrant on March 15, 1996)*

10.17	Form of Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10(v) to the Form 10-K filed by the registrant on March 2, 1995)*

10.20	Executive Committee Life Insurance Program Summary (incorporated by reference from Exhibit 10(w) to the Form 10-K filed by the registrant on March 2, 1995)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10(x) to the Form 10-K filed by the registrant on March 2, 1995)*

10.22	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.24	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10(e) to the Form 10-Q filed by the registrant on May 15, 1995)*

10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.26	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.28	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.29	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.30	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the Registrant on March 9, 2001)*

10.31	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.33 to the Form 10-K filed by the registrant on March 9, 2001)*

10.32	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10(s) to the Form 8-K/ A filed by the registrant on April 27, 1995)*

10.33	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 29,1999 (incorporated by reference from Exhibit 10.40 to the Form 10-K filed by the registrant on March 9, 2001)*

10.34	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000) *

10.35	Employment Agreement of David G. Lucht dated May 16, 2002. *

10.36	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002.*

21	Direct and Indirect subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 8, 2002)

25.1	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Property Trustee under the Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

25.2	Form T-1 Statement of Eligibility of Firstar Trust Company to act as Debenture Trustee under the FirstMerit Capital Trust I, fka Signal Capital Trust I, Indenture (incorporated by reference from Exhibit 26.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

* Management Contract or Compensatory Plan or Arrangement

     (b)  Form 8-K

There were no Form 8-K filings during the second quarter 2002. Registrant filed on August 13, 2002, a Form 8-K for the purpose of filing certifications of its Chief Executive Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

	By:	/s/TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: August 13, 2002