Form 10-Q
period 2002-09-30
FIRSTMERIT CORP /OH/
filed 2002-11-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2002

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
November 1, 2002
84,491,815

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

Consolidated Balance Sheets as of September 30, 2002 (unaudited), December 31, 2001 and September 30, 2001 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2002 (unaudited) and 2001 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 (unaudited) and 2001 (unaudited)

Notes to Consolidated Financial Statements as of September 30, 2002 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition as of September 30, 2002, December 31, 2001 and September 30, 2001 and Results of Operations for the quarters and nine-month periods ended September 30, 2002 and 2001 and for the year ended December 31, 2001

ITEM 4. CONTROLS AND PROCEDURES

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2001)	September 30	December 31	September 30
	2002	2001	2001

ASSETS

Investment securities	$2,298,707	2,019,259	2,002,565

Loans held for sale	98,285	44,900	56,221

Commercial loans	3,476,294	3,486,199	3,502,831

Mortgage loans	609,633	638,908	656,892

Installment loans	1,591,149	1,560,905	1,532,681

Home equity loans	575,906	502,521	479,780

Credit card loans	138,166	132,746	128,353

Manufactured housing loans	740,646	808,476	818,501

Leases	216,228	257,565	271,774

Total loans	7,348,022	7,387,320	7,390,812

Less allowance for loan losses	122,790	125,235	110,498

Net loans	7,225,232	7,262,085	7,280,314

Cash and due from banks	218,233	190,020	225,362

Premises and equipment, net	116,094	121,307	124,650

Intangible assets	143,718	145,462	151,036

Accrued interest receivable and other assets	395,675	410,341	416,117

	$10,495,944	10,193,374	10,256,265

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,237,961	1,153,184	1,055,830

Demand-interest bearing	725,814	718,173	682,906

Savings and money market	2,135,886	1,943,143	1,958,706

Certificates and other time deposits	3,735,338	3,724,900	3,723,067

Total deposits	7,834,999	7,539,400	7,420,509

Wholesale borrowings	1,517,270	1,588,279	1,740,892

Total funds	9,352,269	9,127,679	9,161,401

Accrued taxes, expenses, and other liabilities	171,726	154,888	153,165

Total liabilities	9,523,995	9,282,567	9,314,566

Commitments and contingencies	—	—	—

Shareholders’ equity:

Preferred stock, without par value: authorized 7,000,000 shares	—	—	—

Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—

Cumulative convertible preferred stock, Series B, without par value:

designated 220,000 shares; 47,887, 51,605 and 97,955 shares outstanding at September 30, 2002, December 31, 2001, and

September 30, 2001 respectively	1,152	1,209	1,242

Common stock, without par value:

authorized 300,000,000 shares; issued 92,026,350 shares	127,937	127,937	127,937

Capital surplus	112,265	115,388	109,767

Accumulated other comprehensive income	26,249	3,404	17,311

Retained earnings	893,758	838,569	857,234

Treasury stock, at cost, 7,511,059, 6,988,076 and 7,086,681 at September 30, 2002, December 31, 2001, and September 30, 2001 respectively	(189,412)	(175,700)	(171,792)

Total shareholders’ equity	971,949	910,807	941,699

	$10,495,944	10,193,374	10,256,265

     See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:

Interest and fees on loans, including held for sale	$134,758	151,472	406,223	465,626

Interest and dividends on securities	28,220	29,763	84,643	88,886

Total interest income	162,978	181,235	490,866	554,512

Interest expense:

Demand-interest bearing	443	907	1,396	3,138

Savings and money market	6,160	10,679	18,664	37,112

Certificates and other time deposits	36,091	50,093	113,841	165,997

Wholesale borrowings	13,498	18,372	39,740	61,633

Total interest expense	56,192	80,051	173,641	267,880

Net interest income	106,786	101,184	317,225	286,632

Provision for loan losses	34,552	10,931	72,628	32,141

Net interest income after provision for loan losses	72,234	90,253	244,597	254,491

Other income:

Trust department income	4,746	5,182	15,310	15,917

Service charges on deposits	14,541	13,723	40,450	39,751

Credit card fees	9,727	8,886	28,375	26,464

ATM and other service fees	3,341	3,889	9,738	11,439

Bank owned life insurance income	3,265	3,188	9,747	9,431

Investment services and insurance	3,234	3,344	8,553	8,780

Gain from sale of partnership	—	—	—	5,639

Manufactured housing income	447	1,087	1,533	3,784

Securities gains	3,054	235	7,697	643

Loan sales and servicing (loss) income	(1,489)	3,482	3,470	8,191

Other operating income	2,619	1,294	10,075	7,416

Total other income	43,485	44,310	134,948	137,455

	115,719	134,563	379,545	391,946

Other expenses:

Salaries, wages, pension and employee benefits	34,419	32,896	101,144	97,540

Net occupancy expense	5,163	5,515	16,124	15,392

Equipment expense	3,857	4,381	11,649	12,766

Stationary, supplies and postage	2,892	3,003	8,487	8,479

Bankcard, loan processing and other costs	6,730	7,366	20,149	18,400

Professional services	2,233	2,745	6,987	8,651

Amortization of intangibles	222	2,353	666	7,116

Other operating expense	15,014	13,844	44,085	44,140

Total other expenses	70,530	72,103	209,291	212,484

Income before federal income taxes and cumulative effect of change in accounting principle	45,189	62,460	170,254	179,462

Federal income taxes	12,952	20,559	52,517	58,684

Income after taxes but before cumulative effect of

change in accounting principle	32,237	41,901	117,737	120,778

Cumulative effect of change in accounting principle, net of tax (impairment of retained interest asset)	—	—	—	(6,299)

Net income	$32,237	41,901	117,737	114,479

Other comprehensive income, net of taxes	11,493	23,868	22,845	31,109

Comprehensive Income	$43,730	65,769	140,582	145,588

Basic net income per share:

Income before cumulative change in accounting principle	$0.38	0.49	1.38	1.40

Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.07)

Basic net income	$0.38	0.49	1.38	1.33

Diluted net income per share:

Income before cumulative change in accounting principle	$0.38	0.49	1.38	1.40

Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.07)

Diluted net income	$0.38	0.49	1.38	1.33

Dividends paid	$0.25	0.23	0.73	0.69

Weighted-average shares outstanding — basic	84,639	85,252	84,866	85,815

Weighted-average shares outstanding — diluted	85,124	85,875	85,498	86,540

See accompanying notes to consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
(Unaudited)	September 30,

Operating Activities	2002	2001

Net income	$117,737	114,479

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	72,628	32,141

Provision for depreciation and amortization	11,619	11,686

Amortization of investment securities premiums, net	1,857	117

Amortization of income for lease financing	(10,985)	(10,958)

(Gains) losses on sales of investment securities, net	(7,697)	(643)

Deferred federal income taxes	15,725	9,627

Decrease in interest receivable	99	12,001

Increase (decrease) in interest payable	1,517	(22,499)

Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	443,376	476,359

(Gains) losses on sales of loans	(421)	(357)

Amortization of intangible assets	666	7,052

Other increases (decreases)	(4,483)	20,042

NET CASH PROVIDED BY OPERATING ACTIVITIES	641,638	649,047

Investing Activities

Dispositions of investment securities:

Available-for-sale — sales	466,361	323,737

Available-for-sale — maturities	388,687	437,161

Purchases of investment securities available-for-sale	(1,093,509)	(713,595)

Net decrease in federal funds sold	—	8,100

Net increase in loans and leases, except sales	(521,130)	(569,167)

Purchases of premises and equipment	(7,005)	(11,955)

Sales of premises and equipment	8,204	1,820

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(758,392)	(523,899)

Financing Activities

Net increase in demand and savings deposits	285,161	131,580

Net increase (decrease) in CDs and other time deposits	10,438	(326,003)

Net increase (decrease) in wholesale borrowings	(71,009)	177,488

Cash dividends — common and preferred stock	(62,548)	(59,682)

Purchase of treasury shares	(22,456)	(60,606)

Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	5,381	1,519

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	144,967	(135,704)

Increase (decrease) in cash and cash equivalents	28,213	(10,556)

Cash and cash equivalents at beginning of period	190,020	235,918

Cash and cash equivalents at end of period	$218,233	225,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the period for:

Interest, net of amounts capitalized	$70,441	136,618

Federal income taxes	$33,891	34,227

See accompanying notes to consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements
 September 30, 2002 (unaudited)

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

     The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of September 30, 2002 and 2001, and for the three-month and nine-month periods ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2001.

2.     Recent Accounting Pronouncements — In October 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions.” SFAS 147 requires the excess of the fair value of tangible and identifiable intangible assets acquired in a business combination to be accounted for in accordance with Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Beginning October 1, 2002, SFAS 147 supersedes certain specialized accounting treatment required by Statement 72 (“SFAS 72”), “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS 147 is effective for acquisitions for which the acquisition date is on or after October 1, 2002. The provisions for accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. The adoption of this standard may result in certain minor balance sheet reclassifications between the Corporation’s other intangible assets and goodwill, and is not expected to have a material impact on the Corporation’s results of operations, financial position, or liquidity.

     In July 2002, FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 becomes effective for the Corporation beginning January 1, 2003. This statement requires costs associated with exit or disposal activities, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Corporation for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which in some cases required certain costs to be recognized before a liability was actually incurred. The adoption of this standard is not expected to have a material impact on the Corporation’s results of operations, financial position, or liquidity.

     In April 2002, FASB issued Statement 145 (“SFAS 145”), “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 (“SFAS 13”), and Technical Corrections.” SFAS 145 updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The changes required by SFAS 145 are expected to have little or no impact on the Corporation’s results of operations, financial position, or liquidity.

3.     Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for loan losses), as described in the 2001 Annual Report and Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1 as well as in Note 12 (Federal Income Taxes) as described in the 2001 Annual Report and Form 10-K. Within the “Other Income” section of the third quarter 2002 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year end in Note 1 and within Note 7 (Mortgage Servicing Rights and Mortgage Servicing).

4.     Manufactured Housing Activity and Related 2001 Restructure Charge — In the fourth quarter of 2001, the Corporation exited the manufactured housing (“MH”) lending business and thereby stopped originating manufactured housing finance contracts. The collection and recovery aspect of servicing for existing MH contracts was retained. The following table shows the balance of the related restructure liability since its inception. Management has evaluated the expected future costs to be incurred associated with the restructure liability and believes the recorded liability as of September 30, 2002 is appropriate to provide for these costs.

Dollars in thousands

	12/31/01	Payments	9/30/02	Balance Sheet Category

Restructure liability	$18,630	2,656	15,974	Accrued taxes, expenses and other liabilities

5.     Goodwill and Intangible Assets — On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 specifies that intangible assets with indefinite useful lives and goodwill are no longer subject to periodic amortization. Rather, the standard requires goodwill to be periodically tested for impairment and, if impaired, written down to its fair value.

     The Corporation’s goodwill of $137.1 million at September 30, 2002 was primarily a result of the 1998 purchase acquisition of CoBancorp, Inc. As part of the implementation of SFAS 142, the Corporation’s goodwill was tested for impairment during the 2002 first quarter. The results of this testing indicated no impairment of goodwill.

     The Corporation’s remaining intangible assets subject to amortization at September 30, 2002 include a core deposit premium associated with the CoBancorp, Inc. purchase. The original core deposit premium recorded was $10.1 million. The remaining amortization period of this core deposit intangible asset is approximately 8 years. Core deposit amortization expense totaled approximately $200 thousand in each 2002 quarter, and that amount is considered representative of expected amortization in future quarters. The following table illustrates the after-tax income statement and earnings per share impact of SFAS 142 on current and prior periods.

	3Q YTD				3Q YTD
	3Q 2002		2002	3Q 2001	2001

Goodwill amortization		$—	—	2,131	6,450
Other intangible asset amortization		222	666	222	666
Total amortization expense		222	666	2,353	7,116
Net income		32,237	117,737	41,901	114,479

Net income		32,237	117,737	41,901	114,479
Add back : goodwill amortization		—	—	2,131	6,450
Adjusted net income		$32,237	117,737	44,032	120,929

Basic earnings per share:
Net income		$0.38	1.38	0.49	1.33
Goodwill amortization		—	—	0.02	0.06
Adjusted net income		$0.38	1.38	0.51	1.39

Diluted earnings per share:	$
Net income		0.38	1.38	0.49	1.33
Goodwill amortization		—	—	0.02	0.06
Adjusted net income		$0.38	1.38	0.51	1.39

6.     Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available for sale are as follows:

	September 30, 2002

	Book	Gross Unrealized	Gross Unrealized	Market
	Value	Gains	Losses	Value

US Treasuries and agencies	$675,213	9,078	79	684,212

Obligations — state/political subdivisions	109,768	4,004	0	113,772

Mortgage-backed securities	1,203,682	38,787	15	1,242,454

Other securities	269,661	1,353	12,745	258,269

	$2,258,324	53,222	12,839	2,298,707

Expected Maturities:	Book Value	Market Value

Due in one year or less	$342,330	345,781

Due after one year through five years	1,767,233	1,812,038

Due after five years through ten years	70,394	71,875

Due after ten years	78,367	69,013

	$2,258,324	2,298,707

     Expected maturities based on average remaining life will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. As of September 30, 2002, the duration of the portfolio was 1.1 years compared to 2.16 years at December 31, 2001. The last paragraph of the Market Risk section of this document provides additional information with regard to shortening the securities’ duration and the related investment strategy.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.8 billion at September 30, 2002, $1.4 billion at December 31, 2001 and $1.5 billion at September 30, 2001.

7.     Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the nine months ended September 30, 2002 and 2001, and for the year ended December 31, 2001 is shown in the following table.

Allowance for Loan Losses Activity

	Nine months	Year ended	Nine months
	ended,	December 31,	ended,
Dollars in thousands	September 30, 2002	2001	September 30, 2001

Allowance — beginning of period	$125,235	108,285	108,285

Reclass to lease residual reserve	(2,540)	—	—

Loans charged off:

Commercial	25,504	10,100	5,983

Mortgage	593	469	280

Installment	26,939	22,978	14,681

Home equity	2,847	1,859	1,196

Credit cards	8,885	7,693	5,730

Manufactured housing	19,778	15,339	12,000

Leases	3,177	3,447	2,483

Total charge-offs	$87,723	61,885	42,353

Recoveries:

Commercial	768	892	830

Mortgage	41	92	69

Installment	9,119	9,104	6,309

Home equity	811	669	531

Credit cards	1,886	1,658	1,068

Manufactured housing	2,155	3,654	2,779

Leases	410	959	839

Total recoveries	$15,190	17,028	12,425

Net charge-offs	$72,533	44,857	29,928

Provision for loan losses	72,628	61,807	32,141

Allowance — end of period	$122,790	125,235	110,498

Annualized net charge-offs as a percentage of average loans	1.32%	0.61%	0.54%

Allowance for loan losses as a % of loans outstanding at end of period	1.67%	1.70%	1.50%

Allowance for loan losses as a

multiple of annualized net charge-offs	1.27X	2.79X	2.76X

8.     Asset Quality — Nonperforming assets are defined by the Corporation as nonaccrual loans, restructured loans, and other real estate. Impaired loans are defined as loans for which, based on current information or events, it is probable the Corporation will be unable to collect all amounts due according to the loan contract. Impaired loans must be valued based on the present value of the loans’ expected future cash flows (at the loans’ effective interest rates), at the loans’ observable market prices, or at the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

(Dollars in thousands)

Nonperforming Assets	September 30,	December 31,	September 30,
	2002	2001	2001

Impaired Loans:

Nonaccrual	$79,017	54,125	51,803

Restructured	48	84	84

Total impaired loans	79,065	54,209	51,887

Other Loans:

Nonaccrual	7,907	3,128	3,041

Restructured	—	—	—

Total nonperforming loans	86,972	57,337	54,928

Other real estate (“ORE”)	5,413	10,163	9,243

Total nonperforming assets	92,385	67,500	64,171

Loans past due 90 days or more accruing interest	$32,763	43,220	29,912

Total nonperforming assets as a percentage of total loans and ORE	1.26%	0.91%	0.87%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

9.     Earnings per Share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter ended	Nine months ended	Quarter ended	Nine months ended
Dollars in thousands	September 30, 2002	September 30, 2002	September 30, 2001	September 30, 2001

BASIC EPS:
Income before change in accounting principle	$32,237	117,737	41,901	120,778
Change in accounting principle	—	—	—	(6,299)
Net income	32,237	117,737	41,901	114,479
Less preferred stock dividends	(20)	(60)	(22)	(101)
Income available to common shareholders before change in accounting principle	32,217	117,677	41,879	120,667
Income available to common shareholders after change in accounting principle	$32,217	117,677	41,879	114,378
Average common shares outstanding	84,639	84,866	85,252	85,815

Income per share before accounting change	$0.38	1.38	0.49	1.40
Per share effect of change in accounting principle	—	—	—	(0.07)
Net income per share — basic	$0.38	1.38	0.49	1.33
DILUTED EPS:
Income available to common shareholders before change in accounting principle	$32,217	117,677	41,879	120,667
Income available to common shareholders after change in accounting principle	32,217	117,677	41,879	114,378
Add: preferred stock dividends	20	60	22	101
Add: interest expense on convertible bonds	8	27	10	32

Income before change in accounting principle used in diluted EPS calculation	32,245	117,764	41,911	120,810
Income after change in accounting principle used in diluted EPS calculation	$32,245	117,764	41,911	114,511
Avg common shares outstanding	84,639	84,866	85,252	85,815
Equivalents from stock options	287	429	407	432
Equivalents-convertible bonds	65	67	72	76
Equivalents from convertible preferred stock	133	137	144	217
Common stock/equivalents	85,124	85,498	85,875	86,540
Income per share before change in accounting principle	$0.38	1.38	0.49	1.40
Effect of change in accounting principle	—	—	—	(0.07)

Net income per share — diluted	$0.38	1.38	0.49	1.33

10.     Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity Banking. Included in the Parent Company, Other Subsidiaries and Eliminations category are certain nonbank affiliates, and eliminations of certain intercompany transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

     The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following tables present a summary of financial results for the three-month and nine-month periods ended September 30, 2002 and 2001:

			Parent Company,
	Supercommunity		Other Subsidiaries,
September 30, 2002	Banking		Eliminations		FirstMerit Consolidated
OPERATIONS (000s) :	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD

Net interest income	$105,463	313,312	1,323	3,913	106,786	317,225
Provision for loan losses	34,552	72,628	—	—	34,552	72,628
Other income	43,084	133,693	401	1,255	43,485	134,948
Other expenses	70,330	208,547	200	744	70,530	209,291
Net income	$30,022	113,556	2,215	4,181	32,237	117,737
AVERAGES (millions) :
Assets	$10,412	10,341	57	47	10,469	10,388
Loans	7,351	7,368	3	3	7,354	7,371
Earnings assets	9,726	9,645	19	19	9,745	9,664
Deposits	7,780	7,717	(18)	(22)	7,762	7,695
Shareholders’ equity	$828	803	136	138	964	941

11.     Accounting for Derivatives — The Corporation follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for its derivative activities. As of September 30, 2002, the Corporation has one interest rate swap that is accounted for as a fair value hedges under SFAS 133 since its purpose is to “swap” a fixed interest rate liability to a floating interest rate. The swap is accounted for under the long-haul method of accounting. At quarter end, the interest rate swap is included in the Consolidated Balance Sheet within wholesale borrowings at $3.6 million. During the quarter, an interest rate swap previously used to hedge brokered CDs was called at its par value by the issuer. The Corporation, in turn, called for the immediate redemption of the associated brokered CDs.

     The Corporation also enters into various derivative contracts that primarily focus on providing derivative products to customers. These derivative contracts are not linked to specific assets or liabilities on the balance sheets or to forecasted transactions and, therefore, do not qualify for hedge accounting. Interest rate lock commitments issued on residential mortgage loans intended for resale are considered free-standing derviative instruments. The interest rate exposure on these commitments is economically hedged mainly with forward contracts. For the three and nine months ended September 30, 2002 and 2001, the Corporation recorded net gains of $582 thousand and $492 thousand in 2002, and $95 thousand and $253 thousand in 2001, respectively, on the net change in interest rate locks and forward contracts. The Corporation’s free-standing derivatives related to interest rate locks and forward commitments to sell loans are recorded in other assets at $647 thousand as of September 30, 2002, $155 thousand at December 31, 2001 and $253 thousand at September 30, 2001.

12.     Contingencies — The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition and results of operations.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended
	September 30, 2002			December 31, 2001			September 30, 2001

	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,938,352	23,956	4.90%	1,559,049	94,292	6.05%	1,595,676	24,212	6.02%

Obligations of states and political subdivisions (tax-exempt)	110,207	2,114	7.61%	106,002	9,043	8.53%	110,028	2,355	8.49%

Other securities	270,691	2,917	4.28%	294,629	17,850	6.06%	292,326	4,108	5.58%

Total investment securities	2,319,250	28,987	4.96%	1,959,680	121,185	6.18%	1,998,030	30,675	6.09%

Federal funds sold & other interest-earning assets	2,359	10	1.68%	2,182	78	3.57%	2,163	19	3.48%

Loans held for sale	70,023	900	5.10%	72,843	5,499	7.55%	33,483	537	6.36%

Loans	7,353,815	133,884	7.22%	7,373,493	603,789	8.19%	7,402,712	150,957	8.09%

Total earning assets	9,745,447	163,781	6.67%	9,408,198	730,551	7.77%	9,436,388	182,188	7.66%

Allowance for loan losses	(121,456)			(110,726)			(111,118)

Cash and due from banks	181,295			188,198			192,359

Other assets	664,160			695,239			694,508

Total assets	$10,469,446			10,180,909			10,212,137

LIABILITIES AND SHAREHOLDERS’EQUITY

Deposits:

Demand- non-interest bearing	$1,204,376	—	—	1,058,611	—	—	1,063,015	—	—

Demand- interest bearing	710,964	443	0.25%	667,406	3,769	0.56%	667,776	907	0.54%

Savings and money market	2,111,613	6,160	1.16%	1,915,006	44,236	2.31%	1,949,555	10,679	2.17%

Certificates and other time deposits	3,735,110	36,091	3.83%	3,800,574	210,977	5.55%	3,749,049	50,093	5.30%

Total deposits	7,762,063	42,694	2.18%	7,441,597	258,982	3.48%	7,429,395	61,679	3.29%

Wholesale borrowings	1,565,841	13,498	3.42%	1,660,586	76,461	4.60%	1,704,650	18,372	4.28%

Total interest bearing liabilities	8,123,528	56,192	2.74%	8,043,572	335,443	4.17%	8,071,030	80,051	3.93%
Other liabilities	177,321			157,492			157,693

Shareholders’ equity	964,221			921,234			920,399

Total liabilities and shareholders’ equity	$10,469,446			10,180,909			10,212,137

Net yield on earning assets	$9,745,447	107,589	4.38%	9,408,198	395,108	4.20%	9,436,388	102,137	4.29%

Interest rate spread			3.93%			3.60%			3.73%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

     FirstMerit Corporation reported third quarter 2002 net income of $32.2 million, or $0.38 per diluted share (“EPS”). This compares with net income of $41.9 million, or $0.49 per diluted share for the 2001 third quarter.

     For the nine months ended September 30, 2002, FirstMerit reported net income of $117.7 million, or $1.38 per diluted share. In the same year-ago period, the Corporation reported net income of $114.5 million, and diluted EPS of $1.33. The year-to-date 2001 net income and per share amounts, excluding the impact of a cumulative change in accounting principle, were $120.8 million, and $1.40, respectively.

     For the third quarter of 2002, returns on average common equity (“ROE”) and average assets (“ROA”) were 13.28% and 1.22%, respectively, compared with 18.1% and 1.63% for the prior year quarter. For the current year nine-month period, ROE and ROA were 16.75% and 1.52%, respectively, compared to corresponding ratios, that exclude the cumulative effect of a change in accounting principle, of 17.70% and 1.59% for the same 2001 period.

     Total operating revenues (net interest income on a fully-taxable equivalent (“FTE”) basis plus noninterest income), excluding net gains from the sale of securities, were $148.0 million for the third quarter of 2002, an increase of $1.8 million from the $146.2 million earned in the prior-year third quarter. FTE net interest income was $107.6 million, up 5.3% over the $102.1 million reported in the year-ago quarter. This increase was a result of a combination of margin expansion and a 3.3% increase in average earning assets compared to the third quarter of 2001. The net interest margin was 4.38% for this quarter, compared with 4.29% for the year-ago quarter.

     For the nine months ended September 30, 2002, operating revenues less net securities gains totaled $447.1 million, up $20.9 million, or 4.9%, from the $426.1 million recorded in the same period last year. FTE net interest income was $319.8 million, up 10.5% over the $289.3 million earned during the nine months ended September 30, 2001. The net interest margin was 4.42% for the year-to-date period, compared with 4.13% for the year-ago period. This increase was also a result of a margin expansion and an increase in average earning assets.

     Excluding net gains from the sale of investment securities, noninterest income was $40.4 million, a decrease of 8.3% from the 2001 third quarter. The majority of the decline was due to a pretax impairment charge on mortgage servicing rights (“MSRs”) of $4.2 million, and lower manufactured housing (“MH”) fees because of the discontinuation of MH loan originations during the 2001 fourth quarter.

     For the year-to-date period, noninterest income less securities gains was $127.3 million, down 7.0% from the $136.8 million recorded one year ago. The 2002 nine-month period includes MSR impairment charges totaling $5.5 million. The 2001 nine-month period includes a $5.6 million pretax gain from the sale of a partnership. Excluding these items, adjusted noninterest income for the 2002 year-to-date period totaled $132.8 million, up slightly from the adjusted 2001 total of $131.2 million.

     Noninterest expense declined 2.2% from $72.1 million last year to $70.5 million for the current 2002 quarter. The decline was mainly due to a $2.1 million decline in intangible asset amortization expense — a result of the Corporation’s January 1, 2002 implementation of SFAS 142. The efficiency ratio improved to 47.50% this quarter, compared with 47.70% for the same period last year. For the nine months ended September 30, 2002, noninterest expense totaled $209.3 million compared to $212.5 million in 2001, which includes goodwill amortization expense of $6.5 million.

     Total assets at September 30, 2002 were $10.5 billion, up 2.3% from last year’s third quarter amount. Loans were virtually unchanged at $7.3 billion, with a loan mix shift away from mortgages held in portfolio, manufactured housing and auto leasing, toward consumer loans (installment, home equity and credit card), which increased $164.4 million, or 7.7%, compared with third quarter 2001 balances. Investment securities rose 14.8%, to $2.3 billion, reflecting an increase in short-maturity instruments. The duration of the investment portfolio was 1.1 years at September 30, 2002 compared to 1.8 years at June 30, 2002, 2.3 years at March 31, 2002, and 1.7 years as of September 30, 2001.

     Total deposits increased 5.6% to $7.8 billion. Core deposits, defined as demand deposits, savings and money market savings accounts, increased 10.9% since the third quarter of last year, and currently account for 52.3% of total deposits, compared with 49.8% the prior year quarter, reflecting the success of several market-rate sensitive deposit products and a bias toward greater liquidity on the part of consumers during this period of relatively low stock market values.

     The loan loss provision was $34.6 million for the third quarter of 2002 as compared to $10.9 million for the same period last year. For the year-to-date period, the loan loss provision was $72.6 million versus $32.1 million for the same period one year ago. Net charge-offs for the three months and nine months ended September 30, 2002 were $34.6 million and $72.5 million, respectively. Net charge-offs for last year’s quarter and year-to-date periods were $11.1 million and $29.9 million, respectively. The allowance for loan losses at September 30, 2002 is 1.67% of total loans, and nonperforming assets, as a percentage of outstanding loans and other real estate, is 1.26%. For the prior year quarter, the allowance for loan losses was 1.50% of period-end loans, and nonperforming assets were 0.87% percent of outstanding loans and other real estate. The present level of the allowance for loan losses has been deemed appropriate by the Corporation following a thorough analysis of portfolio risk and nonperforming assets.

     Shareholders’ equity was $972.0 million at quarter end. Average equity to assets was 9.21% for the 2002 quarter compared to 9.01% for the prior-year period. Common dividends per share were $0.25 for the quarter, representing a payout of 66% of net income. At quarter-end, there were 84.5 million shares outstanding.

     The components of change in income per share for the current and prior year three- month and year-to-date periods were as follows:

Changes in Earnings per Share	2002		2001

	3rd Qtr	YTD	3rd Qtr	YTD

Diluted net income per share for the beginning of each period indicated	$0.49	1.33	0.45	1.35

Increases (decreases) due to:

Net interest income — taxable equivalent	0.06	0.36	0.10	0.03

Provision for loan losses	(0.27)	(0.47)	(0.06)	(0.08)

Other income	(0.01)	(0.04)	0.03	0.21

Other expenses	0.02	0.04	(0.03)	(0.09)

Federal income taxes — taxable equivalent	0.09	0.07	(0.02)	(0.05)

Cumulative change in accounting principle	—	0.07	—	(0.07)

Change in share base	—	0.02	0.02	0.03

Net change in diluted net income per share period-over-period	(0.11)	0.05	0.04	(0.02)

Diluted net income per share for the end of each period indicated	$0.38	1.38	0.49	1.33

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

     FTE net interest income for the quarter ended September 30, 2002 was $107.6 million compared to $102.1 million for the three months ended September 30, 2001. The $5.5 million rise in net interest income occurred because the $23.9 million decline in interest expense, compared to the same quarter last year, was greater than the $18.4 million decline in interest income during the same period.

     Consistent with current year third quarter results, the nine-month net interest income of $319.8 million was greater than last year’s $289.3 million because the $94.2 million decrease in interest expense more than offset the $63.7 million decline in interest income.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2002 quarter and nine months ended September 30, 2002, compared to the same 2001 periods, were almost exclusively rate driven as lower yields on earning assets lessened interest income by $21.9 million and $75.3 million, respectively, during those periods. The table also depicts similar three-month and nine-month declines in interest expense, again caused by the significant drop in interest rates from 2001 through the third quarter of 2002. The lower rates paid on customer deposits and wholesale borrowings in the 2002 quarter and nine-month periods, compared to the same 2001 periods, decreased interest expense by $23.0 million and $91.4 million, respectively.

(Dollars in thousands)	Quarters ended Sept. 30, 2002			Nine months ended Sept. 30, 2002

RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)

	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME FTE

Investment Securities	$3,908	(5,596)	(1,688)	11,099	(15,405)	(4,306)

Loans held for sale	470	(107)	363	(508)	(1,193)	(1,701)

Loans	(890)	(16,183)	(17,073)	980	(58,664)	(57,684)

Federal funds sold	1	(10)	(9)	1	(39)	(38)

Total interest income	$3,489	(21,896)	(18,407)	11,572	(75,301)	(63,729)

INTEREST EXPENSE

Demand-interest bearing	$27	(491)	(464)	94	(1,836)	(1,742)

Savings/money market accts	473	(4,992)	(4,519)	1,810	(20,258)	(18,448)

Certificate of deposits (“CDs”)	(135)	(13,867)	(14,002)	(2,956)	(49,200)	(52,156)

Wholesale borrowings	(1,213)	(3,661)	(4,874)	(1,800)	(20,093)	(21,893)

Total interest expense	$(848)	(23,011)	(23,859)	(2,852)	(91,387)	(94,239)

Net interest income	$4,337	1,115	5,452	14,424	16,086	30,510

Net Interest Margin

     The following table provides 2002 FTE net interest income and net interest margin totals as well as 2001 comparative amounts.

	Quarters ended		Nine months ended
(Dollars in thousands)	September 30,		September 30,

	2002	2001	2002	2001

Net interest income	$106,786	101,184	317,225	286,632

Tax equivalent adjustment	803	953	2,600	2,683

Net interest income — FTE	$107,589	102,137	319,825	289,315

Average earning assets	$9,745,447	9,436,388	9,664,329	9,371,223

Net interest margin	4.38%	4.29%	4.42%	4.13%

     Average loan outstandings totaled $7.4 billion for both the current year and prior year third quarters. Increases in average loan balances from third quarter 2001 to third quarter this year occurred in installment, home equity and credit card loans, while commercial loans, residential mortgages, manufactured housing loans and leases declined. The loan migration toward higher-yielding consumer credits is consistent with the Corporation’s loan strategy. Principal repayments primarily from mortgage and manufactured housing loans were used to fund the loan growth noted in the other consumer portfolios. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to third quarter 2001, were as follows: commercial loans down $18.5 million or 0.5%; installment loans, direct and indirect on a combined basis, up $57.4 million or 3.8%; home equity loans continue to be a popular product in this low interest rate environment and rose $90.8 million or 19.2%; credit card loans up $12.7 million or 10.2%; manufactured housing (“MH”) loans, for which new origination ceased October 31, 2001, were down $61.3 million, or 7.5%; residential mortgage loans down $73.3 million, or 10.8%, and leases down $56.6 million, or 20.2%. The significant decline in average mortgage loans was primarily due to normal principal repayment, and loan refinancing activity. Average outstanding loans for the 2002 and 2001 third quarters equaled 75.5% and 78.4% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments as liquidity remains high and overall loan demand flat.

     Average deposits were $7.8 billion during the 2002 third quarter, up $332.7 million, or 4.5%, from the same period last year. The growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended September 30, 2002, average core deposits represented 51.9% of total average deposits compared to 49.5% for the 2001 third quarter. Average CDs and wholesale borrowings declined $13.9 million and $138.8 million, respectively, compared to the same categories in the prior year quarter. Average wholesale borrowings as a percentage of total interest-bearing funds equaled 19.3% for the 2002 third quarter and 21.1% for the same quarter one year ago. Average interest-bearing liabilities funded 83.4% of average earning assets in the current year quarter and 85.5% during the three months ended September 30, 2001.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, home equity and credit card outstandings, resulting in a lower concentration of commercial, manufactured housing and residential mortgage loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs and wholesale borrowings declined.

Other Income

     Other (noninterest) income for the quarter totaled $43.5 million, a decrease of $0.8 million from the $44.3 million earned during the same period one year ago. For the nine month year-to-date period, other income was $134.9 million, $2.5 million more than last year’s amount.

     As stated earlier in this document, the MSR impairment charges experienced in the current year third quarter and year-to-date periods, had a significant impact on other income. These impairment charges totaled $4.2 million and $5.5 million, respectively, for the 2002 three-month and nine-month periods. MSR impairment charges generally occur in a low interest rate environment when financial modeling indicates a higher probability of increased principal repayment, leading to lower outstanding balances on serviced loans and, therefore, a lower estimated value of the associated servicing asset. This servicing asset after the write-downs totaled $11.2 million. These MSR impairment charges are included in the “loan sales and servicing income (loss)” category of the consolidated income statements. The prior year nine-month period includes a one-time pre-tax gain of $5.6 million from the sale of a partnership.

     Other income as a percentage of net revenue for the third quarter, was 27.31% compared to 30.14% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully-taxable equivalent (“FTE”) basis, plus other income, less gains from securities sales. Other income as a percentage of net revenue for the 2002 nine-month period was 28.46% compared to 32.11% in 2001. These same 2002 ratios, excluding the impact of the MSR charges, were 29.3% for both the quarterly and year-to-date periods.

     Other changes, compared to third quarter last year, were as follows: trust department income, which has been negatively impacted by lower stock market values, was $4.7 million, down $0.4 million; service charges on customer deposit accounts totaled $14.5 million, up 6.0%; credit card fees, including merchant services, increased 9.5%, to $9.7 million; ATM and other service fees declined $0.5 million; income from bank owned life insurance (“BOLI”) increased $0.1 million; investment services and life insurance fees decreased $0.1 million; MH income decreased $0.6 million, because the Corporation ceased MH loan origination during the fourth quarter of last year; and securities gains, loan sales and servicing (loss) income, and other operating income, on a combined basis, decreased $0.8 million compared to the year ago quarter.

     Results for the year-to-date categories were consistent with the quarterly trends just discussed. As stated in the opening paragraph of this section, total noninterest income for the 2001 nine-month period included a one-time $5.6 million gain from the sale of a partnership.

     The Corporation recognizes other income (fee income) as an important complement to net interest income as it provides a source of revenues not sensitive to the interest rate environment. Consequently, the Corporation is always looking for new opportunities to increase noninterest income.

Other Expenses

     Other (noninterest) expenses totaled $70.5 million for the third quarter compared to $72.1 million in 2001, a decrease of $1.6 million, or 2.2%. Other expenses for the nine months ended September 30, 2002, were $209.3 million, down $3.2 million from the nine months ended September 30, 2001.

     Operating expenses for the 2002 quarter and nine-month period, compared to the prior year, were reduced as a result of the first quarter 2002 implementation of SFAS 142, which eliminated goodwill amortization expense. If the prior year periods were adjusted to exclude amortization expense on goodwill, total operating costs for the 2001 quarter and year-to-date periods would have been $70.0 million and $206.0 million, respectively. On this adjusted basis, 2002 third quarter expenses were $0.5 million more than last year while 2002 nine-month costs were $3.3 million more than year ago results. Note 5 to the consolidated financial statements contains additional information regarding Statement No. 142 and its impact on the Corporation’s results.

     For the three months ended September 30, 2002, all categories of operating costs, except salaries and benefits, and other operating expenses, were less than amounts incurred during the prior year quarter. The declines in net occupancy, equipment, stationary, supplies and postage, loan processing, and professional services were mainly a result of the Corporation’s emphasis on expense management during this period of higher asset quality costs. Salaries and benefits, the single largest component of noninterest expenses, increased 4.6%, primarily due to higher prescription drug costs as well as annual pay increases approximating 4% that became effective April 1, 2002. The trends that occurred during the quarter were also prevalent in the nine-month results.

     The efficiency ratio for the quarter improved 20 basis points from 47.70% to 47.50% because of tight expense control and higher net interest income compared to the 2001 third quarter. The efficiency ratio for the three months ended September 30, 2002 indicates 47.50 cents of operating costs were spent in order to generate each dollar of net revenue. The efficiency ratio for the year-to-date period at 46.66% was also better than the prior year ratio of 48.19%.

FINANCIAL CONDITION

Investment Securities

     The book value and market value of investment securities, including mortgage-backed securities and derivatives, at September 30, 2002, by average remaining term, are included in Note 6 to the unaudited consolidated financial statements.

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

Loans

     Total loan outstandings at September 30, 2002 were $7.35 billion compared to $7.39 billion at both December 31, 2001 and September 30, 2001.

	As of	As of
(Dollars in thousands)	September 30, 2002	September 30, 2001

Commercial loans	$3,476,294	3,502,831

Mortgage loans	609,633	656,892

Installment loans	1,591,149	1,532,681

Home equity loans	575,906	479,780

Credit card loans	138,166	128,353

Manufactured housing (“MH”) loans	740,646	818,501

Leases	216,228	271,774

Total Loans	$7,348,022	7,390,812

     Specific changes within each loan category, compared to a year ago, were as follows: commercial loans were down slightly (76 basis points) at $3.48 billion as growth has been slowed by a less than robust local economy; installment loans, at $1.59 billion, were up 3.8%, mainly due higher indirect loan volume on previously owned vehicles; home equity loans at $575.9 million were up 20.0%, a result of the low interest rate environment as well as ongoing marketing efforts associated with this product; credit card loans at $138.2 million were up 7.6% as this portfolio’s history of growth in each successive quarter continued; residential mortgage loans held in portfolio were down $47.3 million or 7.2% as scheduled and prepaid principal reductions exceeded new variable rate originations; MH loans totaled $740.6 million, down $77.9 million as payoffs continue on the remaining portfolio (origination of MH loans was stopped in the fourth quarter of 2001); and lease outstandings decreased $55.5 million or 20.4%. The Corporation continues to sell its conforming fixed rate mortgage loans in the secondary mortgage market while retaining servicing. These results, with the exception of the slight decline in commercial loans, demonstrate the Corporation’s emphasis on increasing the amount of higher-earning commercial and consumer credits while lessening lower-yielding residential mortgage balances.

     Expected cash flow and interest rate information for commercial loans is presented in the following table.

As of
Commercial Loan Cash Flow Schedule	September 30, 2002

Due in one year or less	$1,633,522

Due after one year but within five years	1,415,005

Due after five years	427,767

Totals	$3,476,294

Due after one year with a predetermined fixed interest rate	$1,328,760

Due after one year with a floating interest rate	514,012

Totals	$1,842,772

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)	Quarter Ended		Year Ended		Quarter Ended
	September 30,				September 30,
	2002		December 31, 2001		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	1,204,376	—	1,058,611	—	1,063,015	—

Interest-bearing DDA	710,964	0.25%	667,406	0.56%	667,776	0.54%

Savings deposits	2,111,613	1.16%	1,915,006	2.31%	1,949,555	2.17%

CDs and other time	3,735,110	3.83%	3,800,574	5.55%	3,749,049	5.30%

Total	7,762,063	2.18%	7,441,597	3.48%	7,429,395	3.29%

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $1.92 billion during the 2002 third quarter, up $184.5 million or 10.7% from third quarter 2001. Savings deposits, including money market savings accounts averaged $2.11 billion, $162.1 million or 8.3% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $346.6 million or 9.4%, and represented 51.9% of total average deposits for the third quarter compared to 49.5% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.93% was 82 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.74 billion for the third quarter, down 0.37% from the same quarter last year. Average rates paid on CDs fell 1.47% from 5.30% in the 2001 quarter to 3.83% this year. On a percentage basis, average CDs were 46.0% and 46.5%, respectively, of total interest-bearing funds for the September 30, 2002 and 2001 quarters.

     Wholesale borrowings decreased from 21.2% of interest-bearing funds during the three months ended September 30, 2001 to 19.3% for the September 30, 2002 quarter. Interest-bearing liabilities funded 83.4% of average earning assets during the quarter ended September 30, 2002 and 85.2% during the quarter ended September 30, 2001. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2001. The Corporation’s change in funding mix from higher priced CDs and wholesale borrowings toward less expensive core deposits contributed to the improved net interest margin compared to the third quarter last year.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2002.

(Dollars in thousands)
Maturing in:	Amount

Under 3 months	$487,411

3 to 12 months	407,392

Over 12 months	547,681

$1,442,484

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

     Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Options risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

     The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2002:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	- 200 basis	-100 basis	+100 basis	+200 basis
	points	points	points	points

September 30, 2002	*	(3.50%)	1.90%	3.01%

*     - this scenario is not considered relevant due to the current, relatively low interest rate environment.

     Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by the ALCO department. The ALCO department uses a sophisticated data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts, balance trends, and repricing relationships) reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly. Each year, during the fourth quarter, the forecasting accuracy of the model is tested in a back-test study. This study measures how closely the model would have predicted future net interest income by substituting actual interest rates and balance sheet volumes in a historical model, such as the risk model from one year ago. All other assumptions remain as they were in the historical model. Net interest income is simulated and compared to actual results. The results of the back-test performed in December 2001, using the volatile period of January 2001 through November 2001, showed the model’s assumptions were appropriate as simulated net interest income was within 0.5% of realized net interest income. ALCO and the Board of Directors review the results of the back-test study.

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

     During the quarter, the Corporation reinvested portfolio cash flows into short-term securities in anticipation of rising market interest rates and to avoid locking in long-term yields in a low interest rate environment. As a result of the reinvestment strategy, the duration, or risk-maturity, of the investment portfolio has fallen from its recent high-water mark of 2.3 years at March 31, 2002 to 1.1 years as of September 30, 2002. The composition of floating and adjustable rate securities has increased materially as the investment portfolio has been used to adjust the interest rate sensitivity of the overall balance sheet. Since December 31, 2001, the market value of the investment portfolio has increased approximately $279 million reflecting excess liquidity from core deposit growth and increases in repurchase agreements, a component of “other borrowings.” Of the $279 million increase, variable rate securities, whose yield will increase as market interest rates rise, increased approximately $540 million while fixed rate securities decreased $261 million. Also during the quarter, the Corporation focused on extending retail liability maturities. During the quarter, CDs with remaining maturities greater than one year increased by $110 million, of that, approximately $52 million were retail CDs with balances less than $0.1 million.

     Capital Resources

     Shareholders’ equity at September 30, 2002 totaled $xxx.x million compared to $910.8 million at December 31, 2001 and $941.7 million at September 30, 2001.

     The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
	2002		2001		2001
(In thousands)
Total equity	$971,949	9.26%	910,807	8.94%	941,699	9.18%

Common equity	970,797	9.25%	909,598	8.92%	940,457	9.17%

Tangible common equity (a)	827,079	7.99%	770,102	7.66%	796,017	7.87%

Tier 1 capital (b)	819,929	9.49%	784,818	9.09%	798,107	9.13%

Total risk-based capital (c)	1,077,614	12.47%	1,043,061	12.07%	1,058,489	12.11%

Leverage (d)	$819,929	7.96%	784,818	7.75%	798,107	7.95%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2002, the Corporation’s risk-based capital equaled 12.47% of risk adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.25 paid in the third quarter has an indicated annual rate of $1.00 per share.

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

     Funding Trends for the Quarter — During the three months ended September 30, 2002, increases in the Corporation’s core deposit base of $82 million and decreases in investment securities of $40 million were used to reduce wholesale borrowings by $136 milllion.

     Parent Company Liquidity — FirstMerit Corporation (the Parent Company) manages its liquidity principally through dividends from the bank subsidiary. During the third quarter and nine months ended September 30, 2002, FirstMerit Bank paid FirstMerit Corporation a total of $21 million and $63 million, respectively, in dividends. As of September 30, 2002, FirstMerit Bank had an additional $51 million available to pay dividends without regulatory approval. In addition, the parent company has a $100 million revolving loan commitment from a syndicate of banks, which is used for general corporate purposes. The loan commitment is repaid with earnings from the banking subsidiary. The pricing on the loan commitment is based on LIBOR; the outstanding balance at September 30, 2002 was zero.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the ninety-day period prior to the date of filing this quarterly report, management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

There have been no significant changes in internal controls or in other factors that could significantly affect the Corporation’s internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Index
Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incoprated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordi nated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13,1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.5	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF)1998 (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended & Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended & Restated1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001)*

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/ A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	Amended and Restated FirstMerit Corporation 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated FirstMerit Corporation 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K filed by the registrant on April 30, 2001)*

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.17	Form of Amended and Restated Membership Agreement with respect to the FirstMerit Corporation Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K filed by the registrant on February 24, 1998)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.20	Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.22	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.23	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.24	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.25	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.26	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.18 to the Form 10-K filed by the registrant on February 24, 1998)*

10.27	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.28	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.29	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement*

10.30	Form of FirstMerit Corporation Amended and Restated Displacement Agreement*

10.31	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.32	Credit Agreement among FirstMerit Corporation, Bank of America, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)*

10.33	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)*

10.34	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*

10.35	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*

21	Direct and Indirect subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the registrant on March 8, 2002)

* Management Contract or Compensatory Plan or Arrangement

(b) Form 8-K

(i) On November 13, 2002, the registrant filed a Form 8-K to make public the certifications made by its Chief Executive Officer and Chief Financial Officer in connection with the filing of the registrant’s Form 10-Q for its fiscal quarter ended September 30, 2002. These certifications were made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The report was filed pursuant to Form 8-K, Item 9, to make public information the registrant elected to disclose pursuant to Regulation FD, Rules 100-103.

(ii) On September 26, 2002, the registrant filed a Form 8-K to report that it had issued the same day a press release announcing that it expected third quarter 2002 results to be affected by a higher provision for loan losses and an impairment charge for its servicing rights.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By: /s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: November 13, 2002

FIRSTMERIT CORPORATION

Certifications

I, John R. Cochran, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FirstMerit Corporation;

2.	Based upon my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ JOHN R. COCHRAN John R. Cochran, Chairman and Chief Executive Officer

FIRSTMERIT CORPORATION
Certifications

I, Terrence E. Bichsel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FirstMerit Corporation;

2.	Based upon my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer