Form 10-K
period 2002-12-31
FIRSTMERIT CORP /OH/
filed 2003-03-06
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     State the approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2003: $1,652,965,859.

     Indicate the number of shares outstanding of registrant’s common stock as of February 14, 2003: 84,529,797 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 6, 2003, are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

BUSINESS OF FIRSTMERIT

Overview

      Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.7 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

      At December 31, 2002, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries (“FirstMerit Bank”), operated a network of 157 full service banking offices and 174 automated teller machines. Its offices span a total of 21 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Huron, Knox, Lake, Lorain, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area (“MSA”) in the country (which combines the primary MSAs for Cleveland, Lorain/ Elyria and Akron, Ohio).

Subsidiaries and Operations

      Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio, and western Pennsylvania. FirstMerit’s largest and principal banking subsidiary is FirstMerit Bank.

      FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into two regional divisions, being a northern and southern division, which are further divided into eight geographic areas designated as follows: FirstMerit Bank/ Akron; FirstMerit Bank/ Citizens (Canton); FirstMerit Bank/ Cleveland; FirstMerit Bank/ Columbus; FirstMerit Bank/ Elyria; FirstMerit Bank/ Old Phoenix (Medina); FirstMerit Bank/ Mid-Ohio; and FirstMerit Bank/ New Castle, Pennsylvania. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit therefore can offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

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

      FirstMerit Bank is the parent corporation of 16 wholly-owned subsidiaries (the “Subsidiaries”). In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company (“FirstMerit Leasing”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers securities brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

      FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. MCI was acquired in connection with FirstMerit’s acquisition of Signal Corp (“Signal”) in 1999. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, but would continue to service existing loan contracts until maturity.

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

Recent Transactions

      FirstMerit engages in discussions concerning possible acquisitions of other financial institutions and financial services companies on a regular basis. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. FirstMerit’s most recent transaction was its acquisition of Signal in 1999. Signal was a bank holding company, which had as its primary wholly-owned subsidiaries: Signal Bank, N.A., a national bank; Summit Bank, N.A., a national bank; First Federal Savings Bank of New Castle, a federal savings bank; and MCI. At the time of the acquisition, Signal had total assets of $1.95 billion, total deposits of $1.38 billion, and stockholders’ equity of $137.8 million.

      FirstMerit believes strategic acquisitions have strengthened and will continue to further strengthen its competitive position in the northeastern and central Ohio and western Pennsylvania markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses and continues to explore acquisition opportunities that would meet its objectives.

Competition

      The financial services industry is highly competitive. FirstMerit and its Subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. The Subsidiaries’ primary financial institution competitors include National City Bank, KeyBank, Bank One, U.S. Bancorp and Fifth Third Bank.

      Under the Gramm-Leach-Bliley Act, effective March 11, 2000 (the “GLB Act”), securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act continues to change the competitive environment in which FirstMerit and its Subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties. Mergers between financial institutions within Ohio and in other states have added competitive pressure, which pressure has intensified due to continued growth in interstate banking. FirstMerit competes in its markets by offering quality services at competitive prices.

PROMPT FILINGS

      FirstMerit has not filed a Form 10-K, Form 10-Q or Form 8-K with the Securities and Exchange Commission (“SEC”) since new prompt notice requirements became effective for filings made after November 15, 2002. This Form 10-K has been posted on the Company’s website, www.firstmerit.com, on the date of filing with the SEC, and the Company intends to post all future filings of Form 10-K, 10-Q and 8-K on its website on the date of filing with the SEC.

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

      As discussed in more detail below, this regulatory environment, among other things, may restrict FirstMerit’s ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It also may require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Regulatory Agencies

      Bank Holding Company. FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the BHCA.

      Subsidiary Bank. FirstMerit’s national banking subsidiary, FirstMerit Bank, is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Deposit Insurance Corporation (“FDIC”).

      Nonbank Subsidiaries. Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s brokerage subsidiary is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities regulators. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

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

      The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. FirstMerit will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. Banks also are permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Dividend Restrictions

      FirstMerit is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. FirstMerit’s principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from these subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay without regulatory approval. Dividends payable by a national bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.

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

Holding Company Structure

      Transfer of Funds from Banking Subsidiary. FirstMerit’s banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to FirstMerit and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates also are generally required to be on arm’s-length terms.

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

      Depositor Preference. The Federal Deposit Insurance Act (“FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, the insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FirstMerit, with respect to any extensions of credit they have made to such insured depository institution.

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

      FirstMerit, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2002, FirstMerit met both requirements, with Tier 1 and total capital equal to 9.65% and 12.63% of its respective total risk-weighted assets.

      Federal Reserve Board, FDIC and OCC rules require FirstMerit to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

      The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. FirstMerit’s leverage ratio at December 31, 2002 was 8.11%.

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

      As of December 31, 2002, FirstMerit believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance Assessments

      The FDIC insures the deposits of FirstMerit’s depository institution subsidiary through the Bank Insurance Fund (“BIF”), up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

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

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $.017 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Privacy Provisions of Gramm-Leach-Bliley Act

      Under the GLB Act, federal banking regulators were required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The final rules were effective November 13, 2000, but compliance was optional until July 1, 2001. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Summary Results of Operations

      FirstMerit recorded net income of $154.4 million, or $1.81 per diluted share for the 2002 fiscal year, compared to $116.3 million, or $1.35 per diluted share for the 2001 fiscal year. Included in 2001 results are a one-time fourth quarter after-tax restructuring charge of $41.1 million, or $0.48 per share, associated with the Corporation’s exit from the manufactured housing finance business, and a non-recurring after-tax charge of $6.3 million, or $0.07 per share, taken in the second quarter to reflect the cumulative effect of a change in accounting principle mandated by new asset-backed residual interest accounting rules. Excluding both aforementioned charges, 2001 net income would have been $163.7 million, or $1.91 per diluted share.

      For 2002, returns on average common equity (“ROE”) and average assets (“ROA”) were 16.3% and 1.48%, respectively, compared to 17.8% and 1.61% for 2001, excluding both previously mentioned one-time after-tax charges.

      Total operating revenue, defined as net interest income on a fully tax-equivalent basis plus non-interest income, was $611.4 million for 2002, a 5.9% increase above the $577.6 million reported in 2001. Excluding gains from the sale of securities and the one-time pre-tax restructuring charge of $2.6 million in the fourth quarter of 2001 associated with the Corporation’s exit from the manufactured housing business, operating revenue was $602.9 million in 2002 compared with $576.8 million in 2001, an increase of 4.6%. Fully tax-equivalent net interest income increased 7.6% to $425.0 million from $395.1 million, reflecting the combined impact of a 19 basis point expansion in the net interest margin to 4.39%, and a 2.9% increase in average earnings assets to $9.7 billion.

      Other (“non-interest”) income rose to $186.4 million in 2002, a 2.2% increase over 2001. Excluding gains from the sale of securities and the one-time restructuring charge of $2.6 million in 2001, non-interest income declined 2.0%, to $178.0 million. The major contributors were a 57.8% decline in manufactured housing fee income resulting from the discontinuation of manufactured housing loan originations in the fourth quarter of 2001, as well as the impact of a $4.2 million pre-tax impairment charge on mortgaging service rights taken in the third quarter of 2002 and the inclusion, in 2001, of a $5.6 million gain from the sale of a partnership.

      Other (“non-interest”) expenses declined 13.0% to $287.0 million. Excluding the fourth quarter 2001 pre-tax restructuring charges of $41.9 million related to the exit from manufactured housing, and netting the impact of intangible amortization from 2001 expenses to conform with results presented in 2002 when SFAS 142 was adopted as of January 1, non-interest expense rose 3.2%. The efficiency ratio improved to 47.46% in 2002 from 48.09% in 2001, after adjusting for non-recurring charges taken in 2001.

      Nonperforming assets were 1.24% of period-end loans plus other real estate at the end of 2002, compared with 0.91% at the end of the prior year. Net charge-offs were $98.5 million for 2002, or 1.34% of average loans, compared with 0.61% for 2001. Loans “past due and still accruing interest” ended the year at $43 million, unchanged from 2001 year-end. The loan loss provision was $98.6 million for 2002, up 59.6% from the $61.8 million taken for 2001. The allowance for loan losses as a percentage of year-end loans was unchanged from prior year-end at 1.70%. Further discussion of asset quality is located within the management’s discussion and analysis of financial condition and results of operations section of this report.

      Assets at December 31, 2002 totaled $10.7 billion, a 4.8% increase from December 31, 2001. Growth in investment securities accounted for the increase, partially offset by a 2.3% decline in loans.

      Deposits totaled $7.7 billion at December 31, 2002, an increase of 2.3% over deposits at December 31, 2001. The Corporation reduced its reliance on time deposits by 3.7%. Core deposits, namely demand, savings, and money market accounts, increased 8.1%. Core deposits accounted for 53.5% of deposits, compared to 50.6% last year. Additional deposit information is contained within the management’s discussion and analysis of financial condition and results of operations section of this report.

      Shareholders’ equity was $964.7 million at December 31, 2002. Average equity to average assets was 9.11% for 2002 compared to 9.05% for 2001. Common dividends per share totaled $0.98 in 2002, representing an increase of 5.4% above 2001. During 2002, 908,800 shares were repurchased, and there were 84.5 million shares of common stock outstanding at December 31, 2002.

ITEM 2. PROPERTIES

FirstMerit Corporation

      FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 88,000 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio. In early 2001, FirstMerit Bank sold its interest in the partnership which owned this building and entered into a five-year lease for the building with the new, third party owner. As part of the transaction, FirstMerit Bank was granted an option to acquire the building. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

      The facilities owned or leased by FirstMerit and its Subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

      The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank/ Akron is the principal tenant of the building, occupying approximately 140,312 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 102 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 55 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

      FirstMerit Bank also owns 15.5 acres near downtown Akron, on which is located FirstMerit’s Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and the Subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property.

      The Trust and the Organizational & Development Departments of FirstMerit Bank are located in Main Place, a four-story office building located in downtown Akron. These departments occupy approximately 19,296 square feet of leased space in Main Place.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons are the executive officers of FirstMerit as of December 31, 2002. Unless otherwise stated, each listed position was held on January 1, 1998.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

John R. Cochran	59	03-01-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank since February 1, 1998; previously President and Chief Executive Officer of FirstMerit and FirstMerit Bank
Terrence E. Bichsel	53	9-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank since September 16, 1999; previously Vice President, Finance and Performance Management, Banc One Corporation
Robert P. Brecht	53	08-09-91	Executive Vice President of FirstMerit and of FirstMerit Bank
Gary J. Elek	51	02-11-88	Executive Vice President of FirstMerit and Executive Vice President of FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank
Jack R. Gravo	56	02-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation
Bruce M. Kephart	51	07-25-95	Executive Vice President of FirstMerit and Division President of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank
David G. Lucht	45	05-16-02	Executive Vice President of FirstMerit and FirstMerit Bank since May 16, 2002; previously Executive Vice President, Credit Administration of National City Bank
Richard G. Norton	54	01-01-95	Executive Vice President of FirstMerit and Division President of FirstMerit Bank since October 1, 2001; Regional President of FirstMerit Bank, Senior Vice President of FirstMerit and Managing Officer of FirstMerit Bank
George P. Paidas	56	04-13-94	Executive Vice President of FirstMerit and President of Wealth Management Services of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank
Terry E. Patton	54	04-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank
Larry A. Shoff	46	9-1-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank since September 1, 1999; previously Senior Vice President of Wells Fargo Services Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System under the trading symbol FMER. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

Stock Performance and Dividends(1)

	Bids		Per Share

Quarter			Dividend	Book
Ending	High	Low	Rate	Value(2)

03-31-01	$26.45	23.11	0.23	10.60
06-30-01	26.41	23.35	0.23	10.61
09-30-01	28.00	23.21	0.23	11.08
12-31-01	27.94	21.10	0.24	10.70
03-31-02	29.51	26.10	0.24	10.84
06-30-02	29.50	26.35	0.24	11.28
09-30-02	27.58	19.42	0.25	11.49
12-31-02	23.49	18.55	0.25	11.41

(1)	This table sets forth the high and low closing bid quotations, dividend rates and book values per share for the calendar periods indicated. These quotations furnished by the National Quotations Bureau Incorporated, represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

      On February 10, 2003 there were approximately 9,441 shareholders of record of FirstMerit Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands except per share data)
Results of Operations
Interest income	$648,013	726,899	791,495	684,851	642,557
Conversion to fully-tax equivalent	3,359	3,652	3,842	4,251	3,492

Interest income*	651,372	730,551	795,337	689,102	646,049
Interest expense	226,417	335,443	415,251	300,865	286,376

Net interest income*	424,955	395,108	380,086	388,237	359,673
Provision for loan losses	98,628	61,807	32,708	37,430	40,921
Other income	186,402	182,419	163,891	154,710	140,148
Other expenses	287,030	328,597	275,192	316,506	345,029

Income before federal income taxes*	225,699	187,123	236,077	189,011	113,871
Federal income taxes	67,974	60,867	72,448	59,043	37,862
Fully-tax equivalent adjustment	3,359	3,652	3,842	4,251	3,492

Federal income taxes*	71,333	64,519	76,290	63,294	41,354
Income before extraordinary item and cumulative effect of a change in accounting principle	154,366	122,604	159,787	125,717	72,517
Extraordinary item — charge from extinguishment of debt, net of taxes	—	—	—	(5,847)	—
Cumulative effect of a change in accounting principle — reduction in value of retained interest in securitized manufactured housing loans, net of taxes	—	(6,299)	—	—	—

Net income (a)	$154,366	116,305	159,787	119,870	72,517

Per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$1.82	1.43	1.81	1.38	0.83
Extraordinary item (net of tax effect)	—	—	—	(0.06)	—
Cumulative effect of a change in accounting principle, net of taxes	—	(0.07)	—	—	—

Basic net income (a)	$1.82	1.36	1.81	1.32	0.83

Diluted net income (a)	$1.81	1.35	1.80	1.31	0.82

Cash dividends	$0.98	0.93	0.86	0.76	0.66
Performance Ratios
Return on total assets (“ROA”) (a)	1.48%	1.14%	1.54%	1.26%	0.85%
Return on common shareholders’ equity (“ROE”) (a)	16.31%	12.65%	18.60%	13.62%	8.61%
Common stock dividend payout ratio (a)	58.14%	48.95%	47.78%	43.93%	62.22%
Net interest margin — tax-equivalent basis	4.39%	4.20%	3.93%	4.41%	4.56%
Efficiency ratio [excludes one-time items described in (a)]	47.46%	48.09%	48.69%	50.86%	57.69%
Book value per common share	$11.41	10.70	10.48	9.39	9.97
Average shareholders’ equity to total assets	9.11%	9.05%	8.31%	9.27%	9.88%

	Years ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands except per share data)
Balance Sheet Data
Total assets (at year end)	$10,688,206	10,193,374	10,215,203	10,115,477	9,026,024
Daily averages:
Total assets	$10,405,563	10,180,909	10,368,637	9,493,047	8,520,575
Earning assets	9,685,381	9,408,198	9,664,251	8,797,597	7,892,086
Deposits and other funds	9,287,869	9,102,183	9,366,851	8,464,706	7,519,057
Shareholders’ equity	947,592	921,234	862,109	880,124	841,865

*	Fully-tax equivalent basis

(a)	The 2001 net income, provision for loan losses, other income, other expenses, and profitability ratios shown include the effects of a one-time restructuring charge related to the exit of the manufactured housing finance business of $41.1 million, after taxes. The specific income statement classifications affected by the charge, as shown in the preceding table, were as follows: other income $2.6 million, other expenses $41.9 million, and the provision for loan losses $14.5 million. Net income for 2001 also was reduced by a cumulative effect of a change in accounting principle for securitized retained interest assets of $6.3 million, after taxes. Results excluding these charges can be found in the “Earnings Summary” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The 1999 net income, provision for loan losses, and profitability ratios shown include 1) merger-related expenses associated with the Signal pooling-of-interests acquisition of $32.3 million after taxes, and 2) an extraordinary charge from early extinguishment of Signal debt prior to the Signal merger of $5.8 million after taxes.

The 1998 net income, provision for loan losses, and profitability ratios shown include 1) merger-related expenses associated with the Security First pooling-of-interests acquisition of $12.8 million after taxes, 2) merger costs from the Signal’s acquisition of First Shenango of $3.0 million after taxes, 3) a loss from the sale of a subsidiary of $5.5 million after taxes, and 4) an $18.8 million after-tax valuation charge related to residual interest on manufactured housing asset-backed securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2002, 2001 AND 2000

      The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2002, 2001 and 2000. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

      The Corporation recorded net income of $154.4 million, or $1.81 per diluted share for the 2002 fiscal year, compared to $116.3 million, or $1.35 per diluted share for the 2001 fiscal year. Included in 2001 results are a one-time fourth quarter after-tax restructuring charge of $41.1 million, or $0.48 per share, associated with the Corporation’s exit from the manufactured housing finance business, and a non-recurring after-tax charge of $6.3 million, or $0.07 per share, taken in the second quarter to reflect the cumulative effect of a change in accounting principle mandated by new asset-backed residual interest accounting rules. Excluding both aforementioned charges, 2001 net income would have been $163.7 million, or $1.90 per diluted share.

      Fourth quarter 2002 net income of $36.6 million, or $0.43 per diluted share, compares to $1.8 million, or $0.02 per diluted share, for the fourth quarter of 2001. Excluding the one-time after-tax charge of $41.1 million, or $0.48 per share, fourth quarter 2001 net income would have been $43.0 million, or $0.50 per diluted share.

      For 2002, returns on average common equity (“ROE”) and average assets (“ROA”) were 16.3% and 1.48%, respectively, compared to 17.8% and 1.61% for 2001, excluding both previously mentioned one-time after-tax charges. For the 2002 fourth quarter, ROE and ROA were 15.0% and 1.39%, respectively, compared with 18.1% and 1.66% for the prior year quarter, excluding the one-time after-tax restructuring charge of $41.1 million.

      Total operating revenue, defined as net interest income on a fully tax-equivalent basis plus non-interest income, was $611.4 million for 2002, a 5.9% increase above the $577.6 million reported in 2001. Excluding gains from the sale of securities and the one-time pre-tax restructuring charge of $2.6 million in the fourth quarter of 2001 associated with the Corporation’s exit from the manufactured housing business, operating revenue was $602.9 million in 2002 compared with $576.8 million in 2001, an increase of 4.6%. Fully tax-equivalent net interest income increased 7.6% to $425.0 million from $395.1 million, reflecting the combined impact of a 19 basis point expansion in the net interest margin to 4.39%, and a 2.9% increase in average earnings assets to $9.7 billion. The Corporation continues to experience the impact of the low interest rate environment; fourth quarter net interest income was flat compared to the same period last year despite a 2.4% increase in average earning assets. Net interest income is more fully discussed in the management’s discussion and analysis of financial condition and results of operations section of this report.

      Other (“non-interest”) income rose to $186.4 million in 2002, a 2.2% increase over 2001. Excluding gains from the sale of securities and the one-time restructuring charge of $2.6 million in 2001, non-interest income declined 2.0%, to $178.0 million. The major contributors were a 57.8% decline in manufactured housing fee income resulting from the discontinuation of manufactured housing loan originations in the fourth quarter of 2001, as well as the impact of a $4.2 million pre-tax impairment charge on mortgaging service rights taken in the third quarter of 2002 and the inclusion, in 2001, of a $5.6 million gain from the sale of a partnership. The impairment of mortgage servicing rights occurred primarily as a result of lower interest rates which caused higher loan prepayments. For the fourth quarter of this year, excluding gains from the sale of securities and the one-time restructuring charge, non-interest income rose 13% boosted by a 70% improvement in investment services and insurance income combined with a 62% improvement in loan sales and servicing income.

      Other (“non-interest”) expenses declined 13.0% to $287.0 million. Excluding the fourth quarter 2001 pre-tax restructuring charges of $41.9 million related to the exit from manufactured housing, and netting the impact of intangible amortization from 2001 expenses to conform with results presented in 2002 when SFAS 142 was adopted as of January 1, non-interest expense rose 3.2%. The Corporation maintained its strong expense disciplines throughout 2002. The efficiency ratio improved to 47.46% in 2002 from 48.09% in 2001, after adjusting for non-recurring charges taken in 2001.

      Nonperforming assets were 1.24% of period-end loans plus other real estate at the end of 2002, compared with 0.91% at the end of the prior year. Net charge-offs were $98.5 million for 2002, or 1.34% of average loans, compared with 0.61% for 2001. Fourth quarter net charge-offs were $26 million in 2002, compared with $14.9 million in 2001. Loans “90 days past due and still accruing interest” ended the year at $43 million, unchanged from 2001 year-end. The loan loss provision was $98.6 million for 2002, up 59.6% from the $61.8 million taken for 2001. The allowance for loan losses as a percentage of year-end loans was unchanged from prior year-end at 1.70%. Note 4 to the consolidated financial statements provides additional allowance for loan losses information. Asset quality is further discussed in the management’s discussion and analysis of financial condition and results of operations section of this report.

      Assets at December 31, 2002 totaled $10.7 billion, a 4.8% increase from December 31, 2001. Growth in investment securities accounted for the increase, partially offset by a 2.3% decline in loans. Consistent with the Company’s strategy to invest in higher-yielding loans, the loan portfolio continued to shift toward consumer loans, up 4.9%, and away from residential mortgages and manufactured housing, down 12.3% and 11.7%, respectively. Commercial loans declined by 1.6%, impacted by ongoing sluggish economic conditions.

      Deposits totaled $7.7 billion at December 31, 2002, an increase of 2.3% over deposits at December 31, 2001. The Corporation reduced its reliance on time deposits by 3.7%. Core deposits, namely demand, savings, and money market accounts, increased 8.1%. Core deposits accounted for 53.5% of deposits, compared to 50.6% last year.

      Shareholders’ equity was $964.7 million at December 31, 2002. Average equity to average assets was 9.11% for 2002 compared to 9.05% for 2001. Common dividends per share totaled $0.98 in 2002, representing an increase of 5.4% above 2001. During 2002, 908,800 shares were repurchased, and there were 84.5 million shares of common stock outstanding at December 31, 2002.

	From December 31, 2001	From December 31, 2000
	to December 31, 2002	to December 31, 2001

Changes in Earnings per Share:
Net income per diluted share — beginning of year indicated	$1.35	1.80
Net interest income — taxable equivalent	0.35	0.17
Provision for loan losses	(0.43)	(0.34)
Trust services	(0.01)	(0.02)
Service charges on deposit accounts	0.03	0.07
Credit card fees	0.03	0.04
ATM and other service fees	(0.02)	(0.01)
Bank owned life insurance income	0.01	0.10
Investment services and insurance	0.02	(0.01)
Gain from sale of partnership	(0.07)	0.07
Manufactured housing income	(0.03)	—
Securities gains net	0.06	0.03
Loan sales and servicing income	(0.03)	0.02
Other operating income	0.05	(0.07)
Salaries and employee benefits	(0.07)	(0.04)
Net occupancy	(0.01)	—
Equipment expense	0.02	0.01
Intangible amortization expense	0.10	0.01
Other operating expenses	0.45	(0.59)
Federal income taxes — taxable equivalent	(0.08)	0.14
Cumulative effect of a change in accounting principle	0.07	(0.07)
Change in share base	0.02	0.04

Net change in net income	0.46	(0.45)

Net income per diluted share — end of year indicated	$1.81	1.35

Supercommunity Banking Results

      The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 15 to the consolidated financial statements provides performance data for this line of business.

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

	2002

	Average	Net	Net
	Earning	Interest	Interest
(Dollars in thousands)	Assets	Spread	Income

Interest-bearing liabilities	$8,104,227	3.94%	318,543
Non-interest-bearing liabilities and equity	1,581,154	6.73% *	106,412

	$9,685,381		424,955

	2001

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$8,043,572	3.60%	289,077
Non-interest-bearing liabilities and equity	1,364,626	7.77% *	106,031

	$9,408,198		395,108

	2000

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$8,333,859	3.25%	270,595
Non-interest-bearing liabilities and equity	1,330,392	8.23% *	109,491

	$9,664,251		380,086

*	Yield on earning assets

      Net interest income, on an FTE basis, increased $29.8 million, or 7.6%, to $425.0 million in 2002 compared to $395.1 million in 2001 and $380.1 million in 2000. The increase from 2001 occurred because the decline in interest expense outpaced the decline in interest income. Specifically, interest expense fell $109.0 million while interest income dropped $79.2 million. The overall lower interest rate environment in 2002, compared with the prior year, had the following effect on interest-bearing assets and liabilities.

      The average yield on earning assets dropped 104 basis points from 7.77% in 2001 to 6.73% in 2002 lowering interest income by $92.5 million. Higher outstanding balances on total average earning assets caused interest income to increase $13.3 million from year-ago levels. Average balances for investment securities were $14.6 million higher than last year, but lower rates earned on the securities lessened interest income by $22.1 million. Average loan outstandings were down slightly from last year while lower yields earned on the loans, decreased 2002 loan interest income by $68.9 million.

      The decline in interest expense was primarily rate-driven as lower interest rates paid on customer deposits and wholesale borrowings accounted for $104.6 million, or 95.9%, of the decrease in interest expense compared to last year. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the Corporation placed less reliance on certificates of deposits (“CDs”) and wholesale borrowings to fund loans and operations in 2002. Specifically, lower average outstandings for CDs and wholesale borrowings lessened interest expense in 2002 by $3.4 million and $3.3 million, respectively. Lower interest rates paid on these same instruments caused interest expense to decline $59.2 million on CDs and $20.8 million on wholesale borrowings. The cost of funds for the year, as a percentage of average earning assets, decreased 1.23% from 3.57% in 2001 to 2.34% in 2002.

      The following table illustrates the specific year-over-year impact to net interest income based on changes in the rate and volume components of interest-earning assets and interest-bearing liabilities.

CHANGES IN NET INTEREST DIFFERENTIAL —

FULLY-TAX EQUIVALENT RATE/ VOLUME ANALYSIS

	Years Ended December 31,

	2002 and 2001			2001 and 2000

	Increase (Decrease) In			Increase (Decrease) In Interest
	Interest Income/Expense			Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
INTEREST INCOME
Investment securities:
Taxable	$14,209	(20,684)	(6,475)	(16,841)	(10,116)	(26,957)
Tax-exempt	362	(1,412)	(1,050)	(887)	357	(530)
Loans held for sale	348	(1,433)	(1,085)	(1,412)	(1,071)	(2,483)
Loans	(1,635)	(68,899)	(70,534)	8,062	(39,760)	(31,698)
Federal funds sold	8	(43)	(35)	(1,681)	(1,437)	(3,118)

Total interest income	13,292	(92,471)	(79,179)	(12,759)	(52,027)	(64,786)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	124	(2,099)	(1,975)	181	(117)	64
Savings	2,206	(22,572)	(20,366)	2,900	(11,547)	(8,647)
Certificates and other time deposits (“CDs”)	(3,421)	(59,155)	(62,576)	(8,691)	(16,444)	(25,135)
Wholesale borrowings	(3,341)	(20,768)	(24,109)	(14,587)	(31,503)	(46,090)

Total interest expense	(4,432)	(104,594)	(109,026)	(20,197)	(59,611)	(79,808)

Net interest income	$17,724	12,123	29,847	7,438	7,584	15,022

Note: The variance created by a combination of rate and volume has been allocated entirely to the volume column.

      The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non-interest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

      The net interest margin for 2002 was 4.39% compared to 4.20% in 2001 and 3.93% in 2000. As discussed in the previous section, the increase in the net interest margin during 2002 was primarily a result of lower interest rates paid on customer deposits and wholesale borrowings outpacing lower yields earned on loans and securities.

	2002	2001	2000

	(Dollars in thousands)
Net interest income	$421,596	391,456	376,244
Tax equivalent adjustment	3,359	3,652	3,842

Net interest income — FTE	$424,955	395,108	380,086

Average earning assets	$9,685,381	9,408,198	9,664,251

Net interest margin	4.39%	4.20%	3.93%

Other Income

      Excluding securities gains, other income totaled $178.0 million in 2002, a decrease of $1.1 million, or 0.6%, from 2001, and an increase of $14.6 million, or 8.9% from 2000. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	2002	2001	2000

	(Dollars in thousands)
Trust fees	$20,013	21,113	22,593
Service charges on deposits	56,369	53,477	47,728
Credit card fees	38,389	35,372	32,160
ATM and other service fees	12,692	14,690	15,280
Bank owned life insurance income	13,073	12,542	4,138
Investment services and life insurance fees	12,624	10,657	11,353
Gain from sale of partnership	—	5,639	—
Manufactured housing income	1,960	4,643	4,335
Investment securities gains, net	8,445	3,341	507
Loan sales and servicing	9,768	12,089	10,529
Other operating income	13,069	8,856	15,268

	$186,402	182,419	163,891

      Trust fees decreased $1.1 million, or 5.2%, to $20.0 million in 2002. The decline was mainly attributable to lower revenue earned on accounts whose fees were based on declining stock market valuations.

      Service charges on deposits rose $2.9 million, or 5.4%, compared to last year. These fees are primarily based on the number of accounts, average account balances and customer checking and savings account activity. Credit card fees rose $3.0 million or 8.5% in 2002. The increase in card fees was due to higher debit card volume, increased merchant activity, increased home equity card usage and competitive cash advance and late fees.

      ATM and other service fees declined $2.0 million, or 13.6%, compared to 2001. Lower fees earned on official bank checks as well as lower fees earned on ATM activity were the main reasons for the decline. Investment services and life insurance fees increased $2.0 million, or 18.5% during 2002 as a result of higher commission income based on the success of the Corporation’s campaign to convert maturing CDs into annuity products.

      Loan sales and servicing income was down $2.3 million (19.2%) as a result of pretax impairment charges on mortgage servicing rights taken in the 2002 second and third quarters totaling $5.5 million. Fees from increased mortgage loan originations, as well as gains on sales of conforming single-family mortgage loans to the mortgage loan secondary markets, partially offset the losses incurred from the impairment of mortgage servicing rights.

      Other operating income totaled $13.1 million for 2002. The increase from 2001’s total resulted from a gain from the sale of land, higher loan refinancing fees, and the fact that the 2001 period included a $2.6 million restructure loss associated with the Corporation’s exit from the Manufactured Housing financing business. Excluding securities gains, other income as a percentage of net revenue equaled 29.5% compared to 31.2% in 2001. Net revenue is defined as net interest income on tax-equivalent basis plus other income less securities gains.

Federal Income Tax

      Federal income tax expense totaled $68.0 million in 2002 compared to $57.5 million in 2001, and $72.4 million in 2000. The effective federal income tax rate for 2002 was 30.6%, compared to 33.1% in 2001 and 31.2% in 2000. Further federal income tax information is contained in Note 11 to the consolidated financial statements.

Other Expenses

      Other expenses were $287.0 million in 2002 compared to $328.6 million in 2001 and $275.2 million in 2000. Excluding restructure charges related to the Corporation’s exit from manufactured housing (“MH”) lending activities, other expenses for 2001 totaled $286.7 million. A break-out of the 2001 restructure charges is shown in the “restructure adjustments” column in the following table. Note 5 to the consolidated financial statements also provides additional information related to these MH costs.

      Expenses in the table that exclude MH exit costs are referred to as “core” expenses throughout this section. Core expenses put 2001 costs on a “like-basis” with costs for the other periods shown. Core expenses are not considered to be in compliance with generally accepted accounting principles (“GAAP”) and, therefore, may not be comparable to similarly titled results presented by other companies.

		2001

			Restructure
Other Expenses	2002	Reported	Adjustments	Core	Inc (Dec)%

	(Dollars in thousands)
Salaries and wages	$109,362	106,808	(1,143)	105,665	3,697	3.5%
Pension and benefits	29,097	25,311	—	25,311	3,786	15.0%

Salaries, wages, pension and benefits	138,459	132,119	(1,143)	130,976	7,483	5.7%
Net occupancy expense	21,110	20,497	—	20,497	613	3.0%
Equipment expense	15,726	17,133	—	17,133	(1,407)	-8.2%
Taxes, other than federal income taxes	6,227	7,610	—	7,610	(1,383)	-18.2%
Stationery, supplies and postage	11,632	11,371	—	11,371	261	2.3%
Bankcard, loan processing, and other fees	26,829	24,935	—	24,935	1,894	7.6%
Advertising	5,582	5,339	—	5,339	243	4.6%
Professional services	9,403	10,742	—	10,742	(1,339)	-12.5%
Telephone	4,308	5,087	—	5,087	(779)	-15.3%
Amortization of intangibles	888	9,370	—	9,370	(8,482)	-90.5%
Other operating expenses	46,866	84,394	(40,724)	43,670	3,196	7.3%

Total other expenses	$287,030	328,597	(41,867)	286,730	300	0.1%

      Salaries, wages, pension and benefits totaled $138.5 million in 2002, an increase of $7.5 million or 5.7% from last year’s core results. The increase in salaries and wages reflects annual employee merit increases while higher benefit costs are primarily due to increased pension expense and health care costs related to self-insured medical plans.

      Equipment expense decreased $1.4 million or 8.2% in part due to lower equipment lease costs and reduced costs associated with computer and other equipment repair. Taxes, other than federal income taxes, declined $1.4 million or 18.2% due to lower state franchise taxes and state income taxes due to the Corporation’s exit from the Manufactured Housing financing business in the fourth quarter of 2001.

      Bankcard, loan processing and other fees rose $1.9 million, or 7.6%, as a result of higher mortgage, bankcard and home equity activity caused by the low interest rate environment. Telephone expenses were down $779 thousand or 15.3% as streamlining the communication systems throughout the organization continues.

      Amortization of intangible assets was $0.9 million in 2002 compared to $9.4 million in 2001. The $8.5 million decrease in 2002 amortization expense was a result of the Corporation’s January 1, 2002 implementation of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), and its elimination of goodwill amortization expense.

      Other operating expenses increased $3.2 million, or 7.3% from last year’s level due in part to the establishment of higher reserves associated with automobile lease residual values.

      The efficiency ratio for 2002 was 47.46% compared to 48.09% in 2001. The “lower-is-better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue — that is, during 2002, 47.46 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” securities have been classified as available-for-sale. In this classification, adjustment to fair value of the securities available-for-sale in the form of unrealized holding gains and losses, is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. The pretax adjustment to increase fair value at year-end 2002 was $27.8 million and to increase fair value at year-end 2001 was $23.1 million.

      At year-ends 2002 and 2001, investment securities totaled $2.5 billion and $2.0 billion, respectively. The 25% increase in the total portfolio occurred primarily in the U.S. Treasury & Government agency obligations and mortgage-backed securities categories. The increase reflects the reinvestment of funds generated from higher levels of core deposits gathered during the year. Additional discussion of the increase in investment securities is located in the Liquidity Risk Management section of this report.

      A summary of investment securities’ carrying value is presented below as of year-ends 2002 and 2001. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

Carrying Value of Investment Securities

	Year-ends
			Dollar	%
	2002	2001	Change	Change

	(Dollars in thousands)
U.S. Treasury & Government agency obligations	$727,346	484,028	243,318	50%
Obligations of states and political subdivisions	110,131	109,949	182	0%
Mortgage-backed securities	1,422,896	1,156,551	266,345	23%
Other securities	257,307	268,731	(11,424)	-4%

	$2,517,680	2,019,259	498,421	25%

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

U.S. Treasury securities	$252	6.25%	270	7.25%	550	5.00%	—	—
U.S. Government agency obligations	1,276	4.72%	226,402	4.15%	183,149	3.70%	315,447	3.00%
Obligations of states and political subdivisions	10,055	7.99% *	27,607	7.15% *	22,199	6.34% *	50,270	4.84%*
Mortgage-backed securities	8,772	5.17%	1,389,228	5.11%	23,651	3.74%	1,245	5.31%
Other securities	1,356	4.55%	—	—	4,313	3.63%	251,638	4.20%

	$21,711	6.42%	1,643,507	5.01%	233,862	3.96%	618,600	3.64%

Percent of total	0.86%		65.28%		9.29%		24.57%

* Fully-taxable equivalent based upon federal income tax structure applicable at December 31, 2002.

      At year-end 2002, Collateralized Mortgage Obligations (“CMOs”) totaled $460.2 million, representing approximately 18.9% of the investment portfolio. The duration of total CMOs is slightly less than the total portfolio. The aggregate book value of all privately issued mortgage-backed securities does not exceed 10% of shareholders’ equity.

      As a result of the historically low interest rate environment, the average yield on the portfolio was 5.05% in 2002 compared to 6.18% in 2001 and 6.61% in 2000.

Loans

      Total loans outstanding at year-end 2002 decreased 2.3% compared to one year ago, or were $7.2 billion compared to $7.4 billion at year-end 2001. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Commercial loans	$3,430,396	3,486,199	3,251,761	3,122,520	2,613,838
Mortgage loans	560,510	638,908	848,225	878,323	1,612,013
Installment loans	1,564,588	1,560,905	1,497,270	1,471,149	1,270,014
Home equity loans	597,060	502,521	453,462	408,343	306,358
Credit card loans	141,575	132,746	117,494	108,163	99,541
Manufactured housing loans	713,715	808,476	786,641	753,254	289,308
Leases	206,461	257,565	282,232	272,429	170,898

Total loans	$7,214,305	7,387,320	7,237,085	7,014,181	6,361,970
Less allowance for loan losses	122,790	125,235	108,285	104,897	96,149

Net loans	$7,091,515	7,262,085	7,128,800	6,909,284	6,265,821

At December 31, 2002

Commercial Loans

Due in one year or less	$1,599,496
Due after one year but within five years	1,417,143
Due after five years	413,757

Total	$3,430,396

Loans due after one year with interest at a predetermined fixed rate	$1,268,313
Loans due after one year with interest at a floating rate	562,587

Total	$1,830,900

      The manufacturing-based economy in Northeast Ohio continued to struggle during 2002. As a result, period-end commercial loans were flat, totaling $3.4 billion, the same as last year.

      Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. Mortgage loans not yet sold to the secondary markets are contained within the loans held for sale category of the balance sheet. The year-over-year decline in mortgage loans held in portfolio on the Corporation’s balance sheets totaled $78.4 million, or 12.27%, and occurred through scheduled repayment activity as well as loans refinanced at other financial institutions. Proceeds from the sales of mortgage loans sold in the secondary markets were used to fund growth in higher-yielding home equity and credit card loans.

      Outstanding home equity loan balances increased $94.5 million or 19% from December 31, 2001 as a result of continued marketing campaigns, their potential tax advantages, and the historically low interest rate environment. Credit card outstandings grew $8.8 million, or 7%, to $141.6 million at December 31, 2002. The increase is attributed to the opening of approximately 6,000 new accounts, an increase of approximately $10 million spent by card users over the prior year and the introduction of a new “wealth” card in November 2002.

      Installment loans increased $3.7 million primarily due to an increase in used car loan originations. Manufactured housing balances fell $94.8 million or 12% during the year since originations of manufactured housing loans ceased October 31, 2001. The Corporation’s exit from the manufactured housing financing business is discussed further in Note 5 to the consolidated financial statements and in the Other Income and Other Expenses sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses

      The Corporation maintains what Management believes is an adequate allowance for loan losses. FirstMerit Corporation and FirstMerit Bank regularly analyze the adequacy of their allowances through ongoing reviews of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2002 and 2001.

      At December 31, 2002, the allowance for loan losses was $122.8 million, or 1.70% of loans outstanding, compared to $125.2 million, or 1.70% at year-end 2001, and $108.3 million, or 1.50% at year-end 2000. The allowance equaled 149.1% of nonperforming loans at year-end 2002 compared to 218.4% at year-end 2001.

      Net charge-offs were $98.5 million in 2002 compared to $44.9 million in 2001 and $29.3 million in 2000. As a percentage of average loans outstanding, net charge-offs equaled 1.34% in 2002, 0.61% in 2001 and 0.40% in 2000. Losses are charged against the allowance for loan losses as soon as they are identified.

	December 31, 2002

	Loan Type

	Commercial	Commercial R/E		Installment	Home Equity	Mfd Housing	Credit Card
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans

Individually Impaired Loan Component:
Loan balance	$43,761	17,984	478	0	0	0	0
Allowance	12,040	1,933	200	0	0	0	0
Collective Loan Impairment Components:
Historical Loss Experience:
Credit risk-graded loans:
Grade 1 loan balance	57,446	1,023	0
Grade 1 allowance	109	2	0
Grade 2 loan balance	103,814	120,547	11,624
Grade 2 allowance	269	386	27
Grade 3 loan balance	265,957	295,551	43,437
Grade 3 allowance	1,444	1,128	213
Grade 4 loan balance	1,045,682	1,124,308	57,904
Grade 4 allowance	12,923	9,861	677
Grade 5 (Special Mention) loan balance	82,475	63,106	1,991
Grade 5 allowance	2,879	1,064	66
Grade 6 (Substandard) loan balance	109,644	86,009	3,689
Grade 6 allowance	10,133	4,857	295
Grade 7 (Doubtful) loan balance	165	92	173
Grade 7 allowance	47	18	47
Consumer loans based on payment status:
Current loan balances			99,986	1,500,149	591,266	667,360	135,299
Current loans allowance			500	10,762	2,365	15,016	4,129
30 days past due loan balance			7,228	33,712	3,993	34,512	2,315
30 days past due allowance			651	5,253	399	6,902	643
60 days past due loan balance			2,656	12,215	1,304	8,643	1,681
60 days past due allowance			398	3,271	261	3,025	933
90+ days past due loan balance			1,536	7,102	497	3,200	2,279
90+ days past due allowance			307	2,770	149	1,780	1,441

Total loans	1,708,944	1,708,620	230,702	1,553,178	597,060	713,715	141,574

Total Allowance for Loan Losses	$39,844	19,249	3,381	22,056	3,174	26,723	7,146

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2002

	Loan Type

	Res Mortgage
Allowance for Loan Losses Components:	Loans	Total

Individually Impaired Loan Component:
Loan balance	0	62,223
Allowance	0	14,173
Collective Loan Impairment Components:
Historical Loss Experience:
Credit risk-graded loans:
Grade 1 loan balance		58,469
Grade 1 allowance		111
Grade 2 loan balance		235,985
Grade 2 allowance		682
Grade 3 loan balance		604,945
Grade 3 allowance		2,785
Grade 4 loan balance		2,227,894
Grade 4 allowance		23,461
Grade 5 (Special Mention) loan balance		147,572
Grade 5 allowance		4,009
Grade 6 (Substandard) loan balance		199,342
Grade 6 allowance		15,285
Grade 7 (Doubtful) loan balance		430
Grade 7 allowance		112
Consumer loans based on payment status:
Current loan balances	543,935	3,537,995
Current loans allowance	217	32,989
30 days past due loan balance	5,697	87,457
30 days past due allowance	24	13,872
60 days past due loan balance	1,372	27,871
60 days past due allowance	29	7,917
90+ days past due loan balance	9,508	24,122
90+ days past due allowance	947	7,394

Total loans	560,512	7,214,305

Total Allowance for Loan Losses	1,217	122,790

	Loan Type

	December 31, 2001

					Home	Mfd	Credit	Res
	Commercial	Commercial		Installment	Equity	Housing	Card	Mortgage
Allowance for Loan Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Loans	Total

Individually Impaired Loan Component:
Loan balance	$115,476	40,616	1,791	—	—	—	—	—	157,883
Allowance	15,789	4,075	200	—	—	—	—	—	20,064
Collective Loan Impairment Components:
Historical Loss Experience:
Credit risk-graded loans:
Grade 1 loan balance	113,193	10,653	12						123,858
Grade 1 allowance	230	21	—						251
Grade 2 loan balance	138,180	140,968	8,983						288,131
Grade 2 allowance	293	564	18						875
Grade 3 loan balance	181,981	323,438	65,869						571,288
Grade 3 allowance	1,043	1,941	296						3,280
Grade 4 loan balance	1,064,275	1,162,014	40,897						2,267,186
Grade 4 allowance	8,932	9,191	327						18,450
Grade 5 (Special Mention) loan balance	98,095	74,710	2,231						175,036
Grade 5 allowance	3,904	2,241	78						6,223
Grade 6 (Substandard) loan balance	—	21,054	2,326						23,380
Grade 6 allowance	—	2,232	233						2,465
Grade 7 (Doubtful) loan balance	1,374	172	1,010						2,556
Grade 7 allowance	356	69	263						688
Consumer loans based on payment status:
Current loan balances			121,034	1,505,464	492,785	754,134	126,849	620,275	3,620,541
Current loans allowance			749	10,456	1,971	17,100	3,488	620	34,384
30 days past due loan balance			9,356	31,066	5,404	37,884	2,171	6,932	92,813
30 days past due allowance			842	4,824	540	7,577	543	69	14,395
60 days past due loan balance			2,499	14,050	2,685	9,732	1,378	2,252	32,596
60 days past due allowance			375	3,755	537	3,406	689	113	8,875
90+ days past due loan balance			1,557	10,325	1,647	6,726	2,348	9,449	32,052
90+ days past due allowance			311	4,027	494	4,047	1,352	2,192	12,423

Total loans	1,712,574	1,773,625	257,565	1,560,905	502,521	808,476	132,746	638,908	7,387,320

Total Allowance for Loan Losses	30,547	20,334	3,692	23,062	3,542	32,130	6,072	2,994	122,373
Other components:
Industry exposure loan balance	—	—	—	—	—	808,476	—	—	808,476
Industry exposure allowance	—	—	—	—	—	2,862	—	—	2,862

Total Allowance for Loan Losses	$30,547	20,334	3,692	23,062	3,542	34,992	6,072	2,994	125,235

      A five-year summary of activity follows:

Allowance for Loan Losses

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance for loan losses at January 1,	$125,235	108,285	104,897	96,149	67,736
Loans charged off:
Commercial	31,970	10,100	7,089	7,539	3,894
Mortgage	622	469	885	1,375	640
Installment	37,272	22,978	20,269	19,370	20,510
Home equity	3,768	1,859	1,673	1,975	849
Credit cards	12,417	7,693	6,817	7,442	5,177
Manufactured housing	27,934	15,339	10,886	9,091	590
Leases	6,342	3,447	1,809	1,043	1,274

Total	120,325	61,885	49,428	47,835	32,934

Recoveries:
Commercial	1,836	892	4,805	3,997	1,930
Mortgage	41	92	77	17	1,198
Installment	12,446	9,104	9,162	8,363	7,139
Home equity	1,002	669	686	523	265
Credit cards	2,567	1,658	1,651	3,968	1,045
Manufactured housing	3,411	3,654	3,053	578	102
Leases	489	959	674	679	532

Total	21,792	17,028	20,108	18,125	12,211

Net charge-offs	98,533	44,857	29,320	29,710	20,723

Acquisition adjustment	—	—	—	1,028	8,215
Reclassification to lease residual reserve	(2,540)	—	—	—	—
Provision for loan losses	98,628	61,807	32,708	37,430	40,921

Allowance for loan losses at December 31,	$122,790	125,235	108,285	104,897	96,149

Average loans outstanding	$7,350,952	7,373,493	7,275,036	6,865,330	6,131,665

Ratio to average loans:
Net charge-offs	1.34%	0.61%	0.40%	0.43%	0.34%
Provision for loan losses	1.34%	0.84%	0.45%	0.55%	0.67%

Loans outstanding at end of year	$7,214,305	7,387,320	7,237,085	7,014,181	6,361,970

Allowance for loan losses:
As a percentage of loans outstanding at end of year	1.70%	1.70%	1.50%	1.50%	1.51%
As a multiple of net charge-offs	1.25	2.79	3.69	3.53	4.64

Asset Quality

      Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

      The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its Subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices.

      The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

Nonperforming Assets are defined as follows:

*	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

*	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

*	Other real estate (“ORE”) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Impaired Loans:
Nonaccrual	$72,035	54,125	28,039	20,159	10,883
Restructured	48	84	150	47	85

Total impaired loans	72,083	54,209	28,189	20,206	10,968
Other Loans:
Nonaccrual	10,248	3,128	2,135	1,905	8,456
Restructured	—	—	—	—	—

Total Other nonperforming loans	10,248	3,128	2,135	1,905	8,456

Total nonperforming loans	82,331	57,337	30,324	22,111	19,424

ORE	7,203	10,163	6,067	3,173	3,789

Total nonperforming assets	89,534	67,500	36,391	25,284	23,213

Loans past due 90 days or more accruing interest	$43,534	43,220	31,440	30,878	18,911

Total nonperforming assets as a percentage of total loans and ORE	1.24%	0.91%	0.50%	0.36%	0.36%

      Nonperforming assets at December 31, 2002 were $89.5 million, $67.5 million at year-end 2001 and $36.4 million at year-end 2000. As a percentage of total loans outstanding plus ORE, nonperforming assets were 1.24% at year-end 2002, 0.91% at December 31, 2001 and 0.50% at year-end 2000. The average balances of impaired loans for the years ended 2002 and 2001 were $72.4 million and $43.5 million, respectively.

      For the year ended 2002, impaired assets earned thirty-nine thousand in interest income. Had they not been impaired, they would have earned $6.4 million. During 2002, total nonperforming loans earned $193 thousand in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $7.3 million.

      In addition to nonperforming loans and loans 90 days past due and still accruing interest, Management identified potential problem loans (classified as substandard and doubtful) totaling $179.7 million at year-end 2002. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Deposits and Wholesale Borrowings

      Average deposits for 2002 totaled $7.7 billion, compared to $7.4 billion in 2001, an increase of 3.8%. Increases in non interest-bearing and interest-bearing demand accounts, as well as in savings and money market deposits, were a result of uncertainty in the stock market that kept investors liquid. Because of the influx in liquid deposits, the Corporation was able to replace higher costing CDs with lower-yielding checking and savings instruments, and paydown wholesale borrowings. The following ratios and table provide additional information about the change in the mix of customer deposits.

      Total demand deposits comprised 24.6% of average deposits in 2002 compared with 23.2% last year and 22.5% in 2000. Savings accounts, including money market products, made up 27.3% of average deposits in 2002 compared to 25.7% in 2001 and 24.1% in 2000. Certificates and other time deposits (“CDs”) made up 48.1% of average deposits in 2002, 51.1% in 2001 and 53.4% in 2000.

      The average cost of deposits and wholesale borrowings was down 138 basis points compared to one year ago, or 2.79% in 2002 compared to 4.17% last year.

	Years Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand deposits- non-interest bearing	$1,183,642	—	1,058,611	—	$1,032,992	—
Demand deposits- interest bearing	716,992	0.25%	667,406	0.56%	635,414	0.58%
Savings and money market accounts	2,110,039	1.13%	1,915,006	2.31%	1,789,464	2.96%
Certificates and other time deposits	3,714,937	3.99%	3,800,574	5.55%	3,957,140	5.97%

Total customer deposits	7,725,610	2.25%	7,441,597	3.48%	7,415,010	3.95%
Wholesale borrowings	1,562,259	3.35%	1,660,586	4.60%	1,951,841	6.28%

Total funds	$9,287,869		9,102,183		9,366,851

      The following table summarizes CDs in amounts of $0.1 million or more as of year-end 2002, by time remaining until maturity.

Time until maturity:	Amount

Under 3 months	$364,060
3 to 12 months	252,453
Over 12 months	194,535

$811,048

Interest Rate Sensitivity

      Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy which provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies to trends within the financial markets and within the industry.

      The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion which it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period. The Corporation uses the GAP analysis and other tools to monitor rate risk.

      Focusing on estimated repricing activity within 90 days subsequent to year end, the Corporation was in an asset-sensitive position as illustrated in the following table:

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

Interest Earning Assets:
Loans and leases	$2,306,768	153,715	115,171	387,146	904,983	3,516,491	7,384,274
Investment securities	293,469	69,160	190,606	252,331	291,862	1,420,252	2,517,680

Total Interest Earning Assets	$2,600,237	222,875	305,777	639,477	1,196,845	4,936,743	9,901,954

Interest Bearing Liabilities:
Demand — interest bearing	7,425	7,346	84,321	21,347	40,700	616,632	777,771
Savings	18,171	17,955	562,156	51,970	98,514	1,333,595	2,082,361
Certificate and time deposits (“CDs”)	416,225	367,901	389,015	545,573	398,862	1,468,911	3,586,487
Wholesale borrowings	1,025,191	0	23,450	24,088	46,760	701,631	1,821,120

Total Interest Bearing Liabilities	$1,467,012	393,202	1,058,942	642,978	584,836	4,120,769	8,267,739

Total GAP	$1,133,225	(170,327)	(753,165)	(3,501)	612,009	815,974	1,634,215

Cumulative GAP	$1,133,225	962,898	209,733	206,232	818,241	1,634,215

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

      Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as NOW accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

      The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modelling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of year-end 2002 and 2001:

	Effect on Net Interest Income of Immediate Change in Rates:

	-100 bp	+100 bp	+200 bp

December 31, 2002	$(12,305)	$8,123	$13,399
	(3.01)%	1.99%	3.28%
December 31, 2001	$(2,300)	$(4,100)	$(8,700)
	(0.5)%	(0.9)%	(2.0)%

      Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by ALCO. ALCO uses a sophisticated data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities, e.g., savings, money market and interest-bearing checking accounts, balance trends and repricing relationships reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly. Each year the forecasting accuracy of the model is tested in a back-test study. This study measures how closely the model would have predicted future net interest income by substituting actual interest rates and balance sheet volumes in a historical model, such as the risk model from one year ago. All other assumptions remain as they were in the historical model. Net interest income is simulated and compared to actual results. The results of the back-test performed in 2002, using the period of January 2002 through November 2002, showed the model’s assumptions were appropriate as simulated net interest income was within 0.7% of realized net interest income. ALCO and the Board of Directors review the results of the back-test study.

      The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allows management to measure longer-term repricing and option risk in the balance sheets.

Capital Resources

      Shareholders’ equity at December 31, 2002 totaled $964.7 million compared to $910.8 million at December 31, 2001, an increase of 5.9%.

	2002		2001		2000

	(In thousands)
Total equity	$964,657	9.03%	910,807	8.94%	914,889	8.96%
Common equity	963,564	9.02%	909,598	8.92%	912,388	8.93%
Tangible common equity (a)	817,894	7.76%	770,102	7.66%	761,060	7.56%
Tier 1 capital (b)	833,398	9.65%	784,818	9.09%	794,736	9.34%
Total risk-based capital (c)	1,091,054	12.63%	1,043,061	12.07%	1,053,322	12.38%
Leverage (d)	$833,398	8.11%	784,818	7.75%	794,736	7.80%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”) set capital guidelines for a financial institution to be considered “well-capitalized.” These guidelines require a risk-based capital ratio of 10%, a Tier I capital of 6% and a leverage ratio of 5%. At year-end 2002, the Corporation’s risk-based capital equaled 12.63% of risk-adjusted assets, its Tier I capital ratio equaled 9.65% and its leverage ratio equaled 8.11%.

      During 2002, the Corporation’s Directors increased the quarterly cash dividend, marking the twenty-first consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.25 has an indicated annual rate of $1.00 per share. Over the past five years the dividend has increased at an annual rate of approximately 10%.

Liquidity Risk Management

      Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation considers core earnings, strong capital ratios and credit quality essential for maintaining high credit ratings, which allow the Corporation cost-effective access to market-based liquidity. The Corporation relies on a large, stable deposit base and a diversified base of wholesale funding sources to manage liquidity risk. Customer-based deposits, the Corporation’s largest and most cost effective source of liquidity, accounted for 83.2% of the average funding base in 2002 compared to 81.8% in 2001.

      The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses funds. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable deposit base.

      The Corporation’s primary source of liquidity is its deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. Additionally, liquidity is provided from sales of investment portfolio securities, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale.

      Funding Trends for the Year. During 2002, increases in total deposits and slight decreases in loans were used to purchase short-term investment portfolio securities and reduce wholesale borrowings. On average the investment portfolio increased $293 million while total deposits grew $284 million and wholesale borrowings decreased $98 million. Higher costing retail and jumbo certificates of deposit were allowed to mature as the Corporation grew lower cost demand and non-maturity deposits by $370 million or 10%.

      Parent Company Liquidity. The Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2002, FirstMerit Bank paid FirstMerit Corporation a total of $149.2 million in dividends. As of year-end 2002, FirstMerit Bank had a minimal amount available to pay dividends without regulatory approval.

Regulation and Supervision

      Financial institutions are subject to a strict uniform system of capital-based regulation. Under this system, there are five different categories of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2002, FirstMerit Corporation, on a consolidated basis, as shown in the Capital Resources section of this report, as well as its subsidiary bank exceeded the minimum capital levels of the well capitalized category.

Effects of Inflation

      The assets and liabilities of the Corporation are primarily monetary in nature and are more directly affected by the fluctuation in interest rates than inflation. Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies. Interest rates and inflation do not move with the same velocity or within the same time frame, therefore, a direct relationship to the inflation rate cannot be shown. The financial information presented in this report, based on historical data, has a direct correlation to the influence of market levels of interest rates. Therefore, Management believes that there is no material benefit in presenting a statement of financial data adjusted for inflationary changes.

Critical Accounting Policies

      The Corporation’s most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management has determined that accounting for the allowance for loan losses, income taxes and mortgage servicing rights are deemed critical because of the valuation techniques used, and the sensitivity of these financial statement amounts to the methods, assumptions and estimates underlying these balances. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

      As explained in Note 1 and Note 4 to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. Changes in economic conditions can result in significant changes to Management’s estimate of the allowance for loan losses.

      The income tax amounts in Note 11 reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. The income tax returns, which are usually filed nine months after year-end, are subject to review and possible revision by the taxing authorities, until the statue of limitations has expired. These statutes usually expire within three years of from the time the respective tax returns are filed.

      Accounting for mortgage servicing rights is more fully discussed in Note 6 to the consolidated financial statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. The Corporation uses discounted cash flow modeling techniques in determining this asset’s value. The modeled results utilize estimates about the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experiences, costs to service the loans and discount rates to consider the risks involved in the estimation process. Management believes its modeling technique and assumptions are consistent with those currently utilized by other financial institutions.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and accompanying notes, and the reports of management and independent auditors, are set forth immediately following Item 9 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two year period ending December 31, 2002.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,

	2002	2001

	(In thousands)
ASSETS
Investment securities (at market value)	$2,517,680	2,019,259
Loans held for sale	169,969	44,900
Commercial loans	3,430,396	3,486,199
Mortgage loans	560,510	638,908
Installment loans	1,564,588	1,560,905
Home equity loans	597,060	502,521
Credit card loans	141,575	132,746
Manufactured housing loans	713,715	808,476
Leases	206,461	257,565

Total earning assets	9,901,954	9,451,479

Allowance for loan losses	(122,790)	(125,235)
Cash and due from banks	233,568	190,020
Premises and equipment, net	116,282	128,912
Intangible assets	145,670	139,496
Accrued interest receivable and other assets	413,522	408,702

Total assets	$10,688,206	10,193,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,264,640	1,153,184
Demand-interest bearing	777,771	718,173
Savings and money market accounts	2,082,361	1,943,143
Certificates and other time deposits	3,586,487	3,724,900

Total deposits	7,711,259	7,539,400

Wholesale borrowings	1,821,120	1,588,279
Accrued taxes, expenses, and other liabilities	191,170	154,888

Total liabilities	9,723,549	9,282,567

Commitments and contingencies (Notes 17 and 18)	—	—
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; 45,436 and 50,637 shares outstanding at December 31, 2002 and 2001, respectively	1,093	1,209
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at December 31, 2002 and 2001	127,937	127,937
Capital surplus	112,300	115,388
Accumulated other comprehensive income	3,924	3,404
Retained earnings	909,238	838,569
Treasury stock, at cost, 7,520,875 and 6,988,076 shares, at December 31, 2002 and 2001, respectively	(189,835)	(175,700)

Total shareholders’ equity	964,657	910,807

Total liabilities and shareholders’ equity	$10,688,206	10,193,374

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2002	2001	2000

	(In thousands except per share data)
Interest income:
Interest and fees on loans	$536,958	609,195	643,256
Interest and dividends on investment securities	111,055	117,704	148,239

Total interest income	648,013	726,899	791,495

Interest expense:
Interest on deposits:
Demand-interest bearing	1,794	3,769	3,705
Savings and money market accounts	23,870	44,236	52,883
Certificates and other time deposits	148,401	210,977	236,112
Interest on wholesale borrowings	52,352	76,461	122,551

Total interest expense	226,417	335,443	415,251

Net interest income	421,596	391,456	376,244
Provision for loan losses	98,628	61,807	32,708

Net interest income after provision for loan losses	322,968	329,649	343,536

Other income:
Trust fees	20,013	21,113	22,593
Service charges on deposits	56,369	53,477	47,728
Credit card fees	38,389	35,372	32,160
ATM and other service fees	12,692	14,690	15,280
Bank owned life insurance income	13,073	12,542	4,138
Investment services and life insurance fees	12,624	10,657	11,353
Gain from sale of partnership	—	5,639	—
Manufactured housing income	1,960	4,643	4,335
Investment securities gains, net	8,445	3,341	507
Loan sales and servicing	9,768	12,089	10,529
Other operating income	13,069	8,856	15,268

Total other income	186,402	182,419	163,891

Other expenses:
Salaries, wages, pension and benefits	138,459	132,119	128,167
Net occupancy expense	21,110	20,497	20,739
Equipment expense	15,726	17,133	17,589
Stationery, supplies and postage	11,632	11,371	12,296
Bankcard, loan processing and other costs	26,829	24,935	19,133
Professional fees	9,403	10,742	9,878
Amortization of intangible assets	888	9,370	10,552
Other operating expenses	62,983	102,430	56,838

Total other expenses	287,030	328,597	275,192

Income before taxes, and the cumulative effect of a change in accounting principle	222,340	183,471	232,235
Federal income taxes	67,974	60,867	72,448

Income before the cumulative effect of a change in accounting principle	154,366	122,604	159,787
Cumulative effect of change in accounting principle — write-down of asset-backed securities residual interest asset, net of taxes of $3,392	—	(6,299)	—

Net income	$154,366	116,305	159,787

Other comprehensive income (loss), net of tax:
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	18,063	15,030	30,954
Minimum pension liability adjustment during period	(23,032)	—	—
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	(5,489)	(2,172)	(330)

Net unrealized gains (losses), net of tax expense (benefit)	520	17,202	31,284

Comprehensive income	$154,886	133,507	191,071

Net income applicable to common shares	$154,286	122,482	159,258

Weighted average number of common shares outstanding — basic	84,772	85,594	88,122
Weighted average number of common shares outstanding — diluted	85,317	86,289	88,861
Basic EPS before the cumulative effect of a change in accounting principle	$1.82	1.43	1.81

Diluted EPS before the cumulative effect of a change in accounting principle	$1.81	1.42	1.80

EPS effect of a cumulative change in accounting principle, net of taxes	$—	(0.07)	—

Basic Earnings per Share	$1.82	1.36	1.81

Diluted Earnings per Share	$1.81	1.35	1.80

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 1999	$3,878	127,937	116,930	(45,082)	719,811	(89,899)	833,575
Net income	—	—	—	—	159,787	—	159,787
Cash dividends — common stock ($0.86 per share)	—	—	—	—	(76,162)	—	(76,162)
Cash dividends — preferred stock	—	—	—	—	(218)	—	(218)
Options exercised/ debentures, preferred stock converted	(1,377)	—	(3,604)	—	—	6,807	1,826
Treasury shares purchased	—	—	—	—	—	(34,890)	(34,890)
Net unrealized gain on investment securities	—	—	—	31,284	—	—	31,284
Other	—	—	—	—	(313)	—	(313)

Balance at December 31, 2000	2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889
Net Income	—	—	—	—	116,305	—	116,305
Cash dividends — common stock ($0.93 per share)	—	—	—	—	(80,050)	—	(80,050)
Cash dividends — preferred stock	—	—	—	—	(122)	—	(122)
Options exercised (146,540 shares)	—	—	(1,803)	—	—	3,717	1,914
Preferred stock converted (149,001 shares)	(1,292)	—	(2,535)	—	—	3,827	0
Debentures converted (9,092 shares)	—	—	(127)	—	—	207	80
Treasury shares purchased (2,592,402 shares)	—	—	—	—	—	(65,182)	(65,182)
Deferred compensation trust (246,740 shares)	—	—	6,068	—	—	(287)	5,781
Net unrealized gain (loss) on investment securities	—	—	—	17,202	(527)	—	16,675
Other	—	—	459	—	58	—	517

Balance at December 31, 2001	1,209	127,937	115,388	3,404	838,569	(175,700)	910,807
Net Income	—	—	—	—	154,366	—	154,366
Cash dividends — common stock ($0.98 per share)	—	—	—	—	(83,617)	—	(83,617)
Cash dividends — preferred stock	—	—	—	—	(80)	—	(80)
Options exercised (354,395 shares)	—	—	(4,055)	—	—	9,329	5,274
Preferred stock converted (13,310 shares)	(116)	—	(198)	—	—	314	0
Debentures converted (8,296 shares)	—	—	(154)	—	—	226	72
Treasury shares purchased (908,800 shares)	—	—	—	—	—	(22,993)	(22,993)
Deferred compensation trust (38,428 shares)	—	—	1,011	—	—	(1,011)	0
Net unrealized gain on investment securities	—	—	—	23,552	—	—	23,552
Minimum pension liability adjustment	—	—	—	(23,032)	—	—	(23,032)
Other	—	—	308	—	—	—	308

Balance at December 31, 2002	$1,093	127,937	112,300	3,924	909,238	(189,835)	964,657

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net income	$154,366	116,305	159,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98,628	61,807	32,708
Provision for depreciation and amortization	15,379	15,569	15,788
Amortization of investment securities premiums, net	3,374	209	606
Amortization of income for lease financing	(14,336)	(16,464)	(14,140)
Gains on sales of investment securities, net	(8,445)	(3,341)	(507)
Deferred federal income taxes	10,134	3,068	20,438
(Increase) decrease in interest receivable	162	16,794	(11,839)
Increase (decrease) in interest payable	(5,195)	(27,226)	27,558
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	672,293	686,030	101,192
Gains on sales of loans, net	(1,365)	(1,587)	(1,718)
(Increase) in other real estate and other property	(753)	(2,060)	(7,884)
(Increase) decrease in other prepaid assets	(319)	466	(8,360)
Increase (decrease) in accounts payable	12,057	15,541	(27,360)
(Increase) in bank owned life insurance	(13,073)	(12,501)	(139,193)
Amortization of intangible assets	888	9,370	10,552
Other increases (decreases)	(14,022)	51,614	(41,817)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$909,773	913,594	115,811

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	$533,822	452,280	310,400
Available-for-sale — maturities	639,929	602,057	303,204
Purchases of investment securities available-for-sale	(1,627,757)	(1,042,518)	(172,643)
Net decrease in federal funds sold	—	8,100	17,000
Net increase in loans and leases, except sales	(709,719)	(772,218)	(429,024)
(Increase) decrease in capitalized software	1,876	(2,588)	(12,490)
Purchases of premises and equipment	(11,454)	(15,355)	(22,912)
Sales of premises and equipment	6,831	4,768	5,449

NET CASH USED BY INVESTING ACTIVITIES	$(1,166,472)	(765,474)	(1,016)

Financing Activities
Net increase in demand and savings deposits	$310,272	248,638	199,383
Net increase (decrease) in CDs and other time deposits	(138,413)	(324,170)	555,402
Net increase (decrease) in wholesale borrowings	229,732	24,875	(739,289)
Cash dividends — common and preferred	(83,697)	(80,173)	(76,380)
Purchase of treasury shares	(22,993)	(65,182)	(34,890)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	5,346	1,994	1,826

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$300,247	(194,018)	(93,948)

Increase (decrease) in cash and cash equivalents	$43,548	(45,898)	20,847
Cash and cash equivalents at beginning of year	190,020	235,918	215,071

Cash and cash equivalents at end of year	$233,568	190,020	235,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$95,556	436,513	206,392

Income taxes	$49,441	55,065	75,202

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of and for the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)

      FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 157 banking offices in 22 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1. Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the more significant accounting policies.

(a)	Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its subsidiaries: FirstMerit Bank, N. A., Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

(c)	Critical Accounting Policies

Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 4 (Allowance for loan losses) provides considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 11 (Federal Income Taxes). Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) discusses the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions.

(d)	Investment Securities

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, securities available-for-sale and trading at fair value. Adjustment to fair value of the securities available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon sale and are determined by the specific identification method.

The Corporation’s investment portfolio is designated as available-for-sale. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk. During a portion of 2000 and 1999, the Corporation maintained a relatively small trading account that was used as a hedge against variations in deferred compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(e)	Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances on deposit with correspondent banks and checks in the process of collection.

(f)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on lease terms or useful lives, whichever is less.

(g)	Loans and Loan Income

Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheets, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is questionable. Loan commitment fees are generally deferred and amortized into other (noninterest) income on a straight-line basis over the commitment period. Unearned discounts on consumer loans are recognized by the interest method.

(h)	Loans held for sale

Loans classified as held for sale are generally originated with that purpose in mind. As a result, these loans are carried at the lower of cost or market value. Upon their sale, differences between carrying value and sales proceeds realized are recorded to income or expense as appropriate.

(i)	Lease financing

The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. Residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other than temporary are recognized in the period such determinations are made.

(j)	Provision for Loan Losses

The provision for loan losses charged to operating expenses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management’s judgment, require current recognition.

(k)	Nonperforming Loans

With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans and leases are in the process of collection and, in Management’s opinion, are fully secured. Interest on residential real estate loans is accrued until management deems it uncollectable based on the specific identification method. Consumer loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectable which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectable accrued in the current year is reversed against interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain consumer loans, residential real estate loans, and lease financing assets classified as nonaccrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s or loan pool’s effective interest rate or, as a practical alternative, at the observable market price of the loan or loan pool, or the fair value of the collateral if the loan or loan pool is collateral dependent.

(l)	Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses in the portfolio. The Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans that may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Corporation’s allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent an estimation performed according to either Statement of Financial Accounting Standards No. 5 or No. 114. Management’s estimate of each component of the allowance for loan losses is based on certain observable data Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 4 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

A key element of the methodology for determining the allowance for loan losses is the Corporation’s credit risk-evaluation process, which includes credit-risk grading individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information affecting a borrower’s ability to fulfill its obligation.

(m)	Mortgage Servicing Fees

The Corporation generally records loan administration fees for servicing loans for investors as income is earned. Servicing fees and late fees related to delinquent loan payments are also recorded as income as earned.

(n)	Federal Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(o)	Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Corporation implemented SFAS 142 effective January 1, 2002. Net income for 2002 was approximately $8 million higher than 2001 and 2000 results because of the implementation of this new standard. Based on the Corporation’s modeling of the value of goodwill performed just prior to the end of the 2002 first quarter, no impairment of goodwill was indicated. The Corporation will perform its next annual test for impairment of goodwill prior to its March 31, 2003 10-Q filing.

(p)	Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported on the accrual basis of accounting.

(q)	Per Share Data

Basic earnings per share are computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income less preferred dividends plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 21 to the consolidated financial statements illustrates the Corporation’s earnings per share calculations for 2002, 2001, and 2000.

(r)	Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualities for hedge accounting exist, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At December 31, 2002, the Corporation had three interest rate swaps that were considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate liabilities to variable interest rates. Two of the swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for shortcut accounting, then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. The remaining hedge does not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, is accounted for using the “long-haul method.” The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedged deemed to be ineffective reported in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing risk associated with its mortgage commitment pipeline.

The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various hedges of its mortgage production by selling loans forward to investors using forward commitments. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivative hedges. Accordingly, IRLCs are recorded at fair value with changes in value recorded to current earnings. Derivative contracts used to economically hedge the IRLCs are also classified and accounted for as nondesignated derivatives. Since a derivative instrument cannot hedge another derivative instrument for accounting purposes, the pipeline is effectively accounted for as if it were marked to market value.

The effect of nondesignated IRLCs and related derivative contracts on the balance sheets and income statements of the Corporation were not material for any period presented in this report.

(s)	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Liabilities.” SFAS 140 replaces and carries over most of the provisions of FASB Statement No. 125 and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Statement No. 140 is effective for transfers occurring after March 31, 2001, however, is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The effect of implementation of the Statement’s provisions at December 31, 2000 was immaterial to the Corporation. The implementation of the remaining provisions of the Statement effective subsequent to March 31, 2001 had no material effect on its earnings or financial condition.

(t)	Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(u)	Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(v)	Recently Issued Accounting Standards

In August 2001, FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires recognition of a retired asset liability, when incurred, through capitalization of the carrying value of the related asset. The capitalized asset is then depreciated over its estimated remaining life. This standard will be implemented in the first quarter of 2003.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS 121, supersedes the accounting and reporting provisions of APB Opinion No. 30, and amends ARB No. 51. SFAS 144 addresses accounting for a segment of a business accounted for as a discontinued operation and resolves significant implementation issues related to SFAS 121. This statement will be implemented by the Corporation in 2002.

Prior to the issuance of SFAS 144, the Corporation followed SFAS 121 and reviewed long-lived assets for impairment when recoverability of assets came into question. When assessing impairment, the Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

utilizes observable market values, when available, or estimated expected future cash flows based on reasonable and supportable assumptions and projections.

In April 2002, FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” SFAS 145 updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. The statement rescinds SFAS 4 and SFAS 64, which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion 30, which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. The statement also rescinds SFAS 44 related to the accounting for intangible assets for motor carriers and amends SFAS 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such.

In July 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 becomes effective for the Corporation, beginning January 1, 2003. This statement requires costs associated with exit or disposal activities, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the Corporation for such cost. Applicable costs include employee termination benefits, contract termination costs, and costs to consolidate facilities or relocate employees. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” which in some cases required certain costs to be recognized before a liability was actually incurred.

In October 2002, FASB issued SFAS 147, “Acquisitions of Certain Financial Institutions.” SFAS 147 requires the excess of the fair value of tangible and identifiable intangible assets acquired in a business combination to be accounted for in accordance with Statement 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Beginning October 1, 2002, SFAS 147 supersedes certain specialized accounting treatment required by SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS 147 is effective for acquisitions for which the acquisition date is on or after October 1, 2002. The provisions for accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002.

In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 is an amendment of SFAS 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 123 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation anticipates using the Modified Prospective Method of transition for its adoption of SFAS 123 effective January 1, 2003. The Modified Prospective Method, as described in SFAS 148, recognizes the cost of unvested options and new awards in the year of adoption as compensation expense. New awards in the context of this Note refer to awards granted, modified, or settled in periods subsequent to adoption of the fair value based method of SFAS 123.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Corporation as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 17.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance.

It is our understanding that FIN 46 may require companies to “unwind” synthetic lease transactions and reflect these “unwound” arrangements in their consolidated financial statements. If this were to occur, the Corporation would be required to reverse the accounting entries made March 30, 2001 related to its sale of its interest in the FirstMerit Cascade III headquarters building, including the $3.7 million after-tax gain associated with this transaction. The effect of this transaction on the consolidated balance sheets was immaterial. If the Corporation is required to reverse its previously recognized gain, the reversal would be shown in the consolidated income statements as a cumulative effect of a change in accounting principle, net of related taxes.

Unless otherwise noted, the adoption of these standards are not expected to have a material impact on the Corporation’s statements of financial condition, results of operations, or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

2.	Investment Securities

      The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2002
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$717,753	9,785	192	727,346
Obligations of state and political subdivisions	106,864	3,267	0	110,131
Mortgage-backed securities	1,384,446	38,450	0	1,422,896
Other securities	267,145	1,343	11,181	257,307

	$2,476,208	52,845	11,373	2,517,680

As of December 31, 2001
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$478,644	6,167	783	484,028
Obligations of state and political subdivisions	109,136	1,248	435	109,949
Mortgage-backed securities	1,147,309	12,867	3,625	1,156,551
Other securities	278,933	623	10,825	268,731

	$2,014,022	20,905	15,668	2,019,259

      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market
	Cost	Value

Due in one year or less	$343,236	346,711
Due after one year through five years	1,695,875	1,737,989
Due after five years through ten years	60,561	61,810
Due after ten years	376,536	371,170

	$2,476,208	2,517,680

      Proceeds from sales of investment securities during the years 2002, 2001 and 2000 were $533,822, $452,280 and $310,400, respectively. Gross gains of $8,485, $12,328 and $2,513 and gross losses of $40, $8,987 and $2,006 were realized on these sales, respectively.

      The carrying value of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to $1,809,910 and $1,364,240 at December 31, 2002 and December 31, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

3. Loans

      Loans outstanding by categories are as follows:

	As of December 31,

	2002	2001

Commercial loans	$3,430,396	3,486,199
Mortgage loans	560,510	638,908
Installment loans	1,564,588	1,560,905
Home equity loans	597,060	502,521
Credit card loans	141,575	132,746
Manufactured housing loans	713,715	808,476
Leases	206,461	257,565

	$7,214,305	7,387,320

      Within the commercial loan category, commercial real estate construction loans totaled $406.5 million and $416.8 million at December 31, 2002 and 2001, respectively. The allowance for loan losses associated with these loans was approximately $4.4 million and $5.0 million at December 31, 2002 and 2001, respectively. Single-family real estate construction loans and their related allowance for loan losses were relatively immaterial at December 31, 2002 and 2001.

      Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 4 to the Consolidated Financial Statements as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000

Aggregate amount at beginning of year	$31,459	33,890	36,720
Additions (deductions):
New loans	8,901	13,767	38,236
Repayments	(8,570)	(16,096)	(40,937)
Changes in directors and their affiliations	(145)	(102)	(129)

Aggregate amount at end of year	$31,645	31,459	33,890

4.	Allowance for Loan Losses

      The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to SFAS 5, “Accounting for Contingencies,” for pools of loans and SFAS 114, “Accounting by Creditors for Impairment of a Loan,” for individually impaired loans. The components include the following: (a) a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for consumer loan pools) and (b) a component for industry risk exposure. The Corporation’s historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

      “Special-Mention” Loans (Grade 5) are commercial loans that have identified potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution’s credit position.

      “Substandard” Loans (Grade 6) are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt pursuant to the contractual principal and interest terms. Such loans are characterized by the distinct possibility that the Corporation may sustain some loss if the deficiencies are not corrected. All nonaccrual substandard loans of $300 thousand or more are included in the “Individually Impaired Loans” category and are measured in accordance with SFAS 114.

      “Doubtful” Loans (Grade 7) have all the weaknesses inherent in those classified as substandard, with the added characteristic that existing facts, conditions, and values make collection or liquidation in full highly improbable. Such loans are currently managed separately to determine the highest recovery alternatives. All doubtful loans of $100 thousand and more are included in the “Individually Impaired Loans” category and are measured in accordance with SFAS 114.

      Once it is determined that it is probable an individual loan is impaired, the Corporation measures the amount of impairment for the loan using the expected future cash flows of the loan discounted at the loan’s effective interest rate and the value of the collateral securing the loan.

      SFAS 5, as amended, components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analyses of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring impairment in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans over the remaining life of the pool discounted at the average pool interest rate.

      Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,

	2002	2001	2000

Balance at January 1,	$125,235	108,285	104,897
Reclassification to lease residual reserve	(2,540)	—	—
Provision for loan losses	98,628	61,807	32,708
Loans charged off	(120,325)	(61,885)	(49,428)
Recoveries on loans previously charged off	21,792	17,028	20,108

Balance at December 31,	$122,790	125,235	108,285

5. Manufactured Housing Activity and Related Restructure Charge

      On October 31, 2001, the Corporation, through its subsidiary Mobile Consultants, Inc. (“MCi”), exited the manufactured housing lending business and thereby stopped origination of new manufactured housing finance contracts (“MHF contracts”). The collection and recovery aspect of servicing for existing MHF contracts was retained. In conjunction with the exit of this business, the Corporation recorded a fourth quarter after-tax restructure charge of $41.1 million, or $0.49 per diluted share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

      The $21.1 million charge, related to changes in loss severity assumptions, occurred as a result of a more ineffective collection process. That is, in addition to originating MH loans in their respective territories, these personnel also performed field collection duties. Since these positions have been eliminated, collection receipts declined. The estimated corresponding write-downs as a result of this change are as follows: a decline in the fair value of the MH securitized retained interest asset of $5.3 million; additional recourse liability associated with sold MH finance contracts of $11.4 million; and increased losses expected from sales of repossessed MH units of $4.4 million. Additionally, because of these origination and collection changes, the allowance for loan losses, as it pertains to MH loans, was increased $9.4 million.

      Estimated severance payments, stay-bonuses and outplacement costs, associated with the elimination of 97 origination and collection positions, totaled approximately $1.1 million, before taxes. Payout of these involuntary termination benefits occurred predominantly during 2002 and did not have a material impact on the Corporation’s cash flows.

      Prior to exiting the manufactured housing lending business, when MCi sold an MHF contract to an unaffiliated financial institution, the company earned a “manufactured housing brokerage fee.” In 2002, one MHF contract totaling twenty-seven thousand dollars was sold generating eleven hundred dollars of manufactured housing brokerage fees. In 2001, 968 MHF contracts, totaling $33.2 million, were sold resulting in $2.2 million in manufactured housing brokerage fees. During 2000, 867 MHF contracts totaling $30.9 million were sold which produced $1.8 million in manufactured housing brokerage fees.

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

      In the second quarter of 2001, the Corporation recorded the cumulative effect of a change in accounting method. Specifically, the requirements of Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20), were adopted, as required, and changed the criteria for recognizing an “other than temporary” adverse change in the timing or amounts of estimated retained interest cash flows. Accordingly, FirstMerit wrote down the value of its manufactured housing residual interest assets by $9.7 million ($6.3 million after-tax) to $13.0 million. Prior to implementation of EITF 99-20, these estimated changes would have been recorded through comprehensive income rather than through earnings. After the initial implementation of these new rules, adverse changes, if any, will be recorded directly against income. In the fourth quarter of 2001, as described earlier in this section, the Corporation further reduced the carrying value of this asset by $5.3 million, after taxes.

      The retained interest in securitized assets was $4.9 million at December 31, 2002 and 2001. Total manufactured housing income, consisting primarily of gains on sale of ABS pools, brokerage fees, and servicing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

income totaled $1.8 million, $3.0 million and $4.3 million for 2002, 2001 and 2000, respectively. The total amount of MHF contracts serviced totaled $912.4 million, $1.3 billion and $1.4 billion at December 31, 2002, 2001 and 2000, respectively. The amount of MHF contracts serviced for others totaled $371.3 million, $447.4 million and $543.5 million at December 31, 2002, 2001 and 2000, respectively. The related MHF servicing asset totaled $1.2 million at December 31, 2002 and 2001 and $2.1 million at December 31, 2000.

6. Mortgage Servicing Rights and Mortgage Servicing Activity

      The Corporation originates mortgage loans for sale in the secondary market. Upon sale of the mortgage loans, the Corporation allocates a portion of the loans sold to mortgage servicing rights based on the estimated value of such servicing rights. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized over the average life of the loans using the net cash flow method.

      The components of mortgage servicing rights are as follows:

	2002	2001	2000

Balance at beginning of year, net	$15,270	10,422	12,929
Additions	7,597	8,329	5,095
Sales	—	—	(5,465)
Scheduled amortization	(4,740)	(2,965)	(2,217)
Less: allowance for impairment/ other	(5,307)	(516)	80

Balance at end of year, net	$12,820	15,270	10,422

      In 2002, 2001 and 2000, the Corporation’s income before federal income taxes was decreased by approximately $2.5 million, increased by $4.8 million and decreased by $2.5 million, respectively, as a result of mortgage servicing rights activity.

      On a quarterly basis, the Corporation assesses its capitalized mortgage servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its mortgage servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the mortgage servicing rights is reduced through the use of a valuation allowance and a corresponding charge to earnings.

      At year-ends 2002 and 2001, the Corporation serviced mortgage loans for outside investors of approximately $1.8 billion. The following table provides servicing information for the year-ends indicated:

	2002	2001	2000

Balance, January 1,	$1,823,878	2,218,377	2,274,123
Additions:
Loans originated and sold to investors	563,212	554,838	163,596
Existing loans sold to investors	0	109,600	8,851
Reductions:
Loans sold servicing released	(22,069)	(17,951)	(32,080)
Regular amortization, prepayments and foreclosures	(543,853)	(1,040,986)	(196,113)

Balance, December 31,	$1,821,168	1,823,878	2,218,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

7. Restrictions on Cash and Dividends

      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $6.0 million during 2002. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2002, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

      Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2002 were restricted, by the regulatory agencies, principally to the total of 2002 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8. Premises and Equipment

      The components of premises and equipment are as follows:

	Year-ends,
			Estimated
	2002	2001	useful lives

	(Dollars in thousands)
Land	$19,551	19,786	—
Buildings	116,172	117,895	10-35 yrs
Equipment	91,853	98,980	3-15 yrs
Leasehold improvements	16,252	16,087	1-20 yrs

	243,828	252,748
Less accumulated depreciation and amortization	127,546	123,836

	$116,282	128,912

      Amounts included in other expenses for depreciation and amortization aggregated $15,379, $15,569 and $15,788 for the years ended 2002, 2001 and 2000, respectively.

      At December 31, 2002, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years ending	Lease
December 31,	commitments

2003	$7,287
2004	6,697
2005	5,597
2006	4,700
2007	4,191
2008-2027	13,872

$42,344

      Rentals paid under noncancelable operating leases amounted to $7,485, $7,888 and $8,086 in 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

9. Certificates and Other Time Deposits

      The aggregate amounts of certificates and other time deposits of $0.1 million and over at December 31, 2002 and 2001 were $811,048 and $886,377, respectively. Interest expense on these certificates and time deposits amounted to $26,929 in 2002, $29,179 in 2001, and $64,548 in 2000.

10. Wholesale Borrowings

      In total, the average balance of wholesale borrowings for the years ended 2002, 2001 and 2000 amounted to $1,562,259 $1,660,586 and $1,951,841, respectively. In 2002, the weighted average annual interest rate amounted to 3.35%, compared to 4.60% in 2001 and 6.28% in 2000. The maximum amount of these borrowings at any month end totaled $1,821,121 during 2002, $1,861,058 in 2001 and $2,344,534 during 2000.

      The debt components and their respective terms are as follows.

      During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors.

      At year-ends 2002, 2001 and 2000, securities sold under agreements to repurchase totaled $1,220,821, $1,012,930 and $1,090,021, respectively. The average annual interest rates for these instruments were 1.73%, compared to 3.65% in 2001 and 6.01% in 2000.

      As of December 31, 2002, 2001 and 2000, the Corporation had $379,763, $387,678 and $272,067, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The balances of advances outstanding at year-end 2002 included: $33,242 with maturities within one year, $86,986 with maturities from one to five years and $259,535 with maturities over five years. The FHLB advances have interest rates that range from 4.03% to 8.05%.

      At year-end 2002, the Corporation had one fully drawn line of credit with a financial institution. The line had an outstanding balance of $40,000 with a corresponding interest rate of 1.69%. The line carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points.

      At year-end 2001, the Corporation had two lines of credit with two different financial institutions. One line had an outstanding balance of $10,000 with a corresponding interest rate of 2.37% and the other line had no outstanding balance. As of year-end 2001, the unused portions of these lines totaled $130,000. The line with the outstanding balance carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points. The line that was unused at December 31, 2001 had an interest rate that varies based on the terms of the draw. That is, there were three types of draws allowed with each one tied to a different index.

      The lines of credits in existence at December 31, 2002 and 2001 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

      At year-ends 2002, 2001 and 2000, the Corporation had $5,564, $5,637 and $5,717, respectively, of convertible subordinated debentures outstanding.

      The first of two sets of convertible bonds totaling $564 at year-end 2002, consists of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of bonds totaled $5,000 at year-end 2002, carry an interest rate of 9.13% and are due in 2004.

      At December 31, 2002, 2001 and 2000, other borrowings totaled $3,522, $584 and $2,149, respectively. These borrowings carry interest rates ranging from 7.824% through 9.85%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been eliminated, when appropriate, in the Consolidated Financial Statements and the related Notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2002 and 2001.

      Residential mortgage loans totaling $946 million, $866 million and $962 million at year-ends 2002, 2001 and 2000, respectively, were pledged to secure FHLB advances.

      Federal Home Loan Mortgage Corporation (“FHLMC”) Preferred Stock of approximately $9.6 million and corporate bonds of other financial institutions totaling $24.1 million were pledged against the line of credit outstanding of $40.0 million at year-end 2002.

      FHLMC Preferred Stock of approximately $9.1 million and corporate bonds of other financial institutions totaling $9.1 million were pledged against the line of credit outstanding of $10.0 million at year-end 2001.

      Federal National Mortgage Association (“FNMA”) Preferred Stock and FHLMC Preferred Stock of approximately Stock of approximately $20.3 million and corporate bonds of other financial institutions totaling $14.0 million were pledged against the line of credit outstanding of $22.0 million at year-end 2000.

11. Federal Income Taxes

      Federal Income Taxes are comprised of the following:

	Years ended December 31,

	2002	2001	2000

Taxes currently payable	$57,840	54,407	52,010
Deferred expense	10,134	3,068	20,438

	$67,974	57,475	72,448

      Actual Federal income tax expense differs from expected Federal income tax as shown in the following table:

	Years ended December 31,

	2002	2001	2000

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(0.8)%	(1.0)%	(0.8)%
Goodwill amortization	—	2.9%	1.0%
Reduction in excess tax reserves	(0.7)%	(0.3)%	(2.7)%
Bank owned life insurance	(2.0)%	(2.5)%	(0.6)%
Dividends received deduction	(0.2)%	(0.4)%	(0.3)%
Non-deductible meals and entertainment	0.2%	0.2%	0.1%
Other	(0.9)%	(0.8)%	(0.5)%

Effective tax rates	30.6%	33.1%	31.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      Principal components of the Corporations net deferred tax (liability) are summarized as follows:

	Year-Ends,

	2002	2001

Deferred tax assets:
Allowance for credit losses	$42,903	$43,734
Loan fees and expenses	(8,545)	(6,448)
Employee benefits	9,140	6,519
Available for sale securities	(14,515)	(1,833)
Valuation reserves	7,137	16,188
Purchase accounting and acquisition adjustments	3,538	5,225

	$39,658	63,385

Deferred tax liabilities:
Leased assets and depreciation	(50,458)	(55,244)
FHLB Stock	(16,442)	(15,585)
Mortgage banking and loan fees	2,022	(7,997)
Other	(1,030)	(675)

	(65,908)	(79,501)

Total net deferred tax (liability)	$(26,250)	$(16,116)

      In addition, the Corporation invests in limited partnerships to generate low-income housing credits. These investments result in credits, which are recognized in the current period income tax expense in the period they are available from the partnerships. These investments are being accounted for in accordance with AICPA Statement of Position 78-9 (“SOP 78-9”). SOP 78-9 requires the investment in these partnerships to be amortized as a reduction to income before taxes.

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

      The Corporation also sponsors a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporations’s medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table sets forth the both plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Post-retirement Benefits

	2002	2001	2000	2002	2001	2000

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$99,290	81,170	79,600	33,238	26,784	27,438
Service Cost	5,346	4,193	4,227	1,124	906	854
Interest Cost	7,043	6,369	5,857	2,348	2,078	1,934
Plan amendments	332	—	—	—	(2,626)	—
Effect of settlement	(1,325)
Participant contributions	—	—	—	354	312	370
Actuarial (gain) loss	8,933	13,491	(4,169)	2,280	7,777	(2,052)
Benefits Paid	(6,810)	(5,933)	(4,345)	(2,050)	(1,993)	(1,760)

PBO/APBO, end of year	$112,809	99,290	81,170	37,294	33,238	26,784

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$83,277	116,508	93,796	—	—	—
Actuarial return on plan assets	(8,033)	(27,915)	19,979	—	—	—
Participant contributions	—	—	—	354	312	370
Employer contributions	1,643	617	7,078	1,696	1,681	1,390
Benefits paid	(6,810)	(5,933)	(4,345)	(2,050)	(1,993)	(1,760)

Fair Value of Plan Assets, end of year	$70,077	83,277	116,508	0	0	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Pension Benefits			Post-retirement Benefits

	2002	2001	2000	2002	2001	2000

Funded Status	$(42,732)	(16,013)	35,337	(37,294)	(33,238)	(26,784)
Unrecognized Transition (asset) obligation	(70)	(105)	(172)	6,246	6,871	9,846
Prior service costs	1,829	4,764	3,291	—	—	514
Cumulative net (gain) or loss	47,382	18,725	(31,226)	5,716	3,444	(4,460)

(Accrued) prepaid pension/ postretirement cost	$6,409	7,371	7,230	(25,332)	(22,923)	(20,884)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	10,672	9,720	—	—	—
Accrued benefit liability	(18,638)	(10,249)	(7,357)	(25,332)	(22,923)	(20,884)
Intangible asset	2,013	5,568	4,125		—	—
Accumulated other comprehensive income	23,034	1,380	742	—	—	—

Net amount recognized	$6,409	7,371	7,230	(25,332)	(22,923)	(20,884)

Weighted-average assumptions as of December 31
Discount Rate	6.75%	7.25%	8.00%	6.75%	7.25%	8.00%
Long-term rate of return on assets	9.00%	10.00%	9.50%	—	—	—
Rate of compensation increase	3.75%	3.75%	4.00%	—	—	—
Medical trend rates — non-medicare risk	—	—	—	7% to 11%	5% to 10%	5% to 6%
Medical trend rates — medicare risk	—	—	—	7% to 25%	10% to 40%	5% to 6%

      For measurement purposes, the assumed annual rate increase in the per capita cost of covered health care benefits was twenty-five percent for Medicare Risk HMOs and eleven percent for all other health care plans. Both rates were assumed to decrease gradually to seven percent in 2009 and remain level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$401	(362)
Effect on postretirement benefit obligation for health care benefits	3,653	(3,327)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Pension Benefits			Post-retirement Benefits

	2002	2001	2000	2002	2001	2000

Components of Net Periodic Pension/Postretirement Cost
Service Cost	$5,346	4,193	4,227	$1,124	906	854
Interest Cost	7,043	6,369	5,857	2,348	2,078	1,935
Expected return on assets	(10,313)	(9,649)	(8,224)	—	—	—
Amortization of unrecognized
Transition (asset)	(35)	(67)	(207)	624	821	821
Prior service costs	500	473	364	—	43	43
Cumulative net (gain) loss	50	(844)	(325)	9	(128)	(120)

Net periodic pension/postretirement cost	$2,591	475	1,692	$4,105	3,720	3,533

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

      The Accumulated Benefit Obligation for the Corporation’s pension plan was ($88,714), ($84,974) and ($68,129) for the periods ended December 31, 2002, 2001 and 2000, respectively.

      The Corporation maintains a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications.

      Total savings plan expenses were $3,208, $2,533 and $2,817 for 2002, 2001 and 2000, respectively.

13. Stock Options

      The Corporation’s 1982, 1992, 1997, 1999 and 2002 Stock Plans (the “Plans”) permit the granting of stock options to eligible employees for up to 5,966,556 common shares of the Corporation. At the time of the filing of this report, there had not yet been any stock options granted under the 2002 plan.

      In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

      Options under these Plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation and Nominating Committee of the Board and approved by the non-employee directors of the Board. Options are cancelable within defined periods based upon the reason for termination of employment.

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Corporation continues to account for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees,” and makes no charges against income with respect to options granted.

      However, SFAS No. 123 does require the disclosure of the pro forma effect on net income and earnings per share that would result if the fair value compensation element were to be recognized as expense. The following table shows the pro forma earnings and earnings per share for 2002, 2001 and 2000 along with significant assumptions used in determining the fair value of the compensation amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	2002	2001	2000

	(Dollars in thousands except per share data)
Pro forma amounts:
Net income	$152,055	106,508	154,382
Earnings per share (basic)	1.79	1.24	1.75
Earnings per share (diluted)	1.78	1.23	1.74
Assumptions:
Dividend yield	3.85%	3.59%	2.92%
Expected volatility	33.09%	31.00%	24.63%-24.75%
Risk free interest rate	3.53%-4.76%	3.86%-5.08%	4.95%-6.83%
Expected lives	4-7 years	5-7 years	5-7 years

      A summary of stock option activity is as follows:

	Options	Options	Range of Option	Average Option
	Available for Grant	Outstanding	Price per Share	Price per Share

December 31, 1999	3,666,726	3,913,084	4.43-34.00	$22.60
Canceled	—	(158,671)	6.31-30.38	25.19
Exercised	—	(203,081)	4.43-24.84	13.67
Granted	(386,819)	386,819	16.44-27.06	17.18

December 31, 2000	3,279,907	3,938,151	4.43-34.00	$22.60
Canceled	—	(62,812)	16.44-30.38	25.70
Exercised	—	(194,902)	5.30-24.84	16.15
Granted	(1,687,583)	1,592,324	23.48-26.19	25.86

December 31, 2001	1,686,263	5,272,761	4.43-34.00	$23.64
Canceled	—	(100,834)	7.80-30.38	25.64
Exercised	—	(427,381)	4.43-27.47	17.23
Granted	(1,067,673)	1,067,673	21.76-29.26	27.72

December 31, 2002	619,910	5,812,219	4.43-34.00	$24.82

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 2002 were as follows:

Range of exercise prices	$0 – $9	$10 – $18	$19 – $26	$27 – $34

Options outstanding:
Outstanding as of December 31, 2002	18,321	724,985	3,378,581	1,690,332
Wtd-avg remaining contractual life (in years)	1.82	4.18	6.70	7.57
Weighted-average exercise price	$8.09	$14.60	$25.33	$28.37
Options exerciseable:
Outstanding as of December 31, 2002	18,321	650,171	3,174,346	750,357
Wtd-avg remaining contractual life (in years)	1.82	3.84	6.68	5.92
Weighted-average exercise price	$8.09	$14.39	$25.36	$29.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

14. Parent Company

      Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,

Condensed Balance Sheets	2002	2001

ASSETS
Cash and due from banks	$6,545	740
Investment securities	12,795	8,999
Loans to subsidiaries	67,000	23,376
Investment in subsidiaries, at equity in underlying value of their net assets	890,907	889,316
Other assets	84,847	82,900

	$1,062,094	1,005,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Convertible subordinated debt	$41,064	41,137
Wholesale borrowings	54,656	51,547
Accrued and other liabilities	1,717	1,840
Shareholders’ equity	964,657	910,807

	$1,062,094	1,005,331

	Years Ended December 31,

Condensed Statements of Income	2002	2001	2000

Income:
Cash dividends from subsidiaries	$150,606	134,925	160,600
Other income	701	1,063	2,134

	151,307	135,988	162,734
Interest and other expenses	1,814	3,849	10,410

Income before federal income tax benefit and equity in undistributed income of subsidiaries	149,493	132,139	152,324
Federal income tax (benefit)	(1,733)	(1,457)	(9,267)

	151,226	133,596	161,591
Equity in undistributed income (loss) of subsidiaries	3,140	(17,291)	(1,804)

Net income	$154,366	116,305	159,787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

Condensed Statements of Cash Flows	2002	2001	2000

Operating activities:
Net income	$154,366	116,305	159,787
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(3,142)	17,291	1,804
Other	(100)	3,847	(74,659)

Net cash provided by operating activities	151,124	137,443	86,932

Investing activities:
Proceeds from maturities of investment securities	—	6,227	6,726
Loans to subsidiaries	(107,000)	(24,951)	—
Repayment of loans to subsidiaries	63,376	8,857	131,750
Payments for investments in and advances to subsidiaries	(206)	(2,084)	(7,202)
Net decrease in loans	—	—	543
Purchases of investment securities	—	(16,280)	(6,190)

Net cash provided (used) by investing activities	(43,830)	(28,231)	125,627

Financing activities:
Net (decrease) in wholesale borrowings	(73)	(80)	(78,797)
Cash dividends	(83,697)	(80,172)	(76,380)
Proceeds from exercise of stock options	5,274	7,775	1,826
Purchase of treasury shares	(22,993)	(65,182)	(34,890)

Net cash (used) by financing activities	(101,489)	(137,659)	(188,241)

Net increase (decrease) in cash and cash equivalents	5,805	(28,447)	24,318
Cash and cash equivalents at beginning of year	740	29,187	4,869

Cash and cash equivalents at end of year	$6,545	740	29,187

15. Segment Information

      The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation’s operations through its major line of business Supercommunity Banking. Parent Company and Others include activities that are not directly attributable to Supercommunity Banking.

      Included in this category are certain nonbanking affiliates, eliminations of certain intercompany transactions and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States.

      The accounting policies of the segment are the same as those described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements.

      The Corporation evaluates performance based on profit or loss from operations before income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table presents a summary of financial results and significant performance measures for the periods depicted.

	2002

		Parent Co.,
	Supercommunity	Other Subs,
	Banking	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$416,396	5,200	421,596
Provision for loan losses	98,628	—	98,628
Other income	184,760	1,642	186,402
Other expenses	286,026	1,004	287,030
Net income	149,229	5,137	154,366
Average balances:
Assets	10,358,460	47,103	10,405,563
Loans	7,347,446	3,506	7,350,952
Earning assets	9,664,397	20,984	9,685,381
Deposits	7,745,886	(20,276)	7,725,610
Shareholders’ equity	810,815	136,777	947,592
Performance ratios:
Return on average equity	18.40%		16.31%
Return on average assets	1.44%		1.48%
Efficiency ratio, excludes unusual charges	47.84%		47.46%

	2001

		Parent Co.,
	Supercommunity	Other Subs,
	Banking	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$386,202	5,254	391,456
Provision for loan losses	61,807	—	61,807
Other income	180,748	1,671	182,419
Other expenses	327,868	729	328,597
Net income	111,796	4,509	116,305
Average balances:
Assets	10,141,784	39,125	10,180,909
Loans	7,371,083	2,410	7,373,493
Earning assets	9,391,420	16,778	9,408,198
Deposits	7,450,733	(9,136)	7,441,597
Shareholders’ equity	813,103	108,131	921,234
Performance ratios:
Return on average equity	13.75%		12.65%
Return on average assets	1.10%		1.14%
Efficiency ratio, excludes unusual charges	48.55%		48.09%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	2000

		Parent Co.,
	Supercommunity	Other Subs,
	Banking	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income (expense)	$383,398	(7,154)	376,244
Provision for loan losses	32,611	97	32,708
Other income	161,509	2,382	163,891
Other expenses	273,215	1,977	275,192
Net income	157,862	1,925	159,787
Average balances:
Assets	10,310,415	58,222	10,368,637
Loans	7,272,807	2,229	7,275,036
Earning assets	9,652,212	12,039	9,664,251
Deposits	7,431,772	(16,762)	7,415,010
Shareholders’ equity	881,717	(19,608)	862,109
Performance ratios:
Return on average equity	17.90%		18.60%
Return on average assets	1.53%		1.54%
Efficiency ratio, excludes unusual charges	47.87%		48.69%

16. Fair Value Disclosure of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

      Derivative financial instruments — The fair value of exchange-traded derivative financial instruments and mortgage-related derivatives was based on quoted market prices or dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

      Accrued interest payable — The carrying amount is considered a reasonable estimate of fair value.

      The estimated fair values of the Corporation’s financial instruments based on the assumptions described above are as follows:

	Years ended December 31,

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,517,680	2,517,680	2,019,259	2,019,259
Net loans & loans held for sale	7,261,484	7,274,351	7,306,985	7,297,778
Cash and due from banks	233,568	233,568	190,020	190,020
Accrued interest receivable	54,462	54,462	54,624	54,624
Financial liabilities:
Deposits	$7,712,039	7,774,734	7,539,400	7,593,911
Wholesale borrowings	1,821,120	1,892,678	1,588,279	1,633,107
Accrued interest payable	37,560	37,560	42,755	42,755
Derivative instruments	—	3,096	—	(312)

17. Financial Instruments with Off-Balance-Sheet Risk

      The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and loans sold with recourse and derivative instruments. See Note 1(o) to the consolidated financial statements for more information on derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years ended December 31,

	2002	2001

Commitments to extend credit	$2,434,270	1,834,906
Standby letters of credit and financial guarantees written	233,026	230,039
Loans sold with recourse	158,768	166,161
Interest rate swaps	7,113	5,100
Forward contracts sold	5,476	1,533

      Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Corporation upon extension of credit is based on Management’s credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

      Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $42.6 million and $53.3 million at December 31, 2002 and 2001, respectively, the remaining guarantees extend in varying amounts through 2012. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

      Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments are not recorded as assets or liabilities on the balance sheet at December 31, 2002 or December 31, 2001. As a normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain liability portfolios. Specifically, during 2002, the Corporation swapped $40.0 million of fixed rate CDs to floating rate liabilities and $21.5 million of trust preferred securities to floating rate liabilities. At December 31, 2001, one swap that converted $35.0 million of fixed rate CDs to floating rate liabilities was outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

18. Contingencies

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

19. Quarterly Financial Data (Unaudited)

      Quarterly financial and per share data for the years ended 2002 and 2001 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)
Total interest income	2002	$164,654	163,234	162,978	157,147

	2001	189,779	183,498	181,235	172,387

Net interest income	2002	$104,666	105,773	106,786	104,371

	2001	90,357	95,091	101,184	104,824

Provision for loan losses	2002	$19,314	18,762	34,552	26,000

	2001	11,816	9,394	10,931	29,666

Income after income taxes but before cumulative effect of change in accounting principle	2002	$43,468	42,032	32,237	36,629

	2001	39,193	39,684	41,901	1,826

Net income	2002	$43,468	42,032	32,237	36,629

	2001	39,193	33,385	41,901	1,826

Net income per basic share before cumulative effect of change in accounting principle	2002	$0.51	0.49	0.38	0.44

	2001	0.45	0.47	0.49	0.02

Cumulative effect of change in accounting principle	2002	$—	—	—	—

	2001	—	(0.07)	—	—

Net income per basic share	2002	$0.51	0.49	0.38	0.44

	2001	0.45	0.40	0.49	0.02

Net income per diluted share before cumulative effect of change in accounting principle	2002	$0.51	0.49	0.38	0.43

	2001	0.45	0.46	0.49	0.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)
Cumulative effect of change in accounting principle	2002	$—	—	—	—

	2001	—	(0.07)	—	—

Net income per diluted share	2002	$0.51	0.49	0.38	0.43

	2001	0.45	0.39	0.49	0.02

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

21. Earnings Per Share

      The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Basic EPS:
Income after taxes but before extraordinary item and the cumulative effect of a change in accounting principle	$154,366	122,604	159,787
Cumulative effect of a change in accounting principle for asset-backed retained interest asset, net of taxes	—	(6,299)	—

Net income	154,366	116,305	159,787
Less: preferred stock dividends	(80)	(122)	(218)

Net income available to common shareholders	$154,286	116,183	159,569

Average common shares outstanding	84,772,144	85,594,443	88,121,861
After-tax earnings per basic common share before the cumulative effect of a change in accounting principle	$1.82	1.43	1.81
Cumulative effect of a change in accounting principle, net of tax	—	(0.07)	—

Basic net income per share	$1.82	1.36	1.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Diluted EPS:
Income available to common shareholders before the cumulative effect of a change in accounting principle	$154,286	122,482	159,569
Add: preferred stock dividends	80	122	218
Add: interest expense on convertible bonds, net of tax	36	42	39

	154,402	122,646	159,826
Cumulative effect of a change in accounting principle, net of tax — retained interest asset	—	(6,299)	—

Income used in diluted earnings per share calculation	$154,402	116,347	159,826

Average common shares outstanding	84,772,144	85,594,443	88,121,861
Add: common stock equivalents:
Stock option plans	344,453	420,756	300,649
Convertible debentures/ preferred securities	199,965	273,404	438,682

Average common and common stock equivalent shares outstanding	85,316,562	86,288,603	88,861,192
After-tax earnings per diluted common share before extraordinary item and the cumulative effect of change in accounting principle	$1.81	$1.42	1.80
Cumulative effect of a change in accounting principle, net of tax	—	(0.07)	—

Diluted net income per share	$1.81	1.35	1.80

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

      As of year-end 2002, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Corporation’s categorization as “well capitalized.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Adequately
	Actual			Capitalized:			Well Capitalized:

As of December 31, 2002	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,091,054	12.63%	≥	690,990	8.00%	≥	863,738	≥	10.00%

Tier I Capital (to Risk Weighted Assets)	833,398	9.65%	≥	345,495	4.00%	≥	518,243	≥	6.00%

Tier I Capital (to Average Assets)	833,398	8.11%	≥	308,238	3.00%	≥	513,729	≥	5.00%

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

      The Audit Committee of the Board of Directors is composed of only [outside] directors and has the responsibility for the recommendation of the independent accountants for the Corporation. The Audit Committee meets regularly with management, internal auditors and our independent accountants to review accounting, auditing and financial matters. The independent accountants and the internal auditors have free access to the Audit Committee.

JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Shareholders of FirstMerit Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries (the “Company”) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois
January 16, 2003

AVERAGE CONSOLIDATED BALANCE SHEETS

FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2002			2001			2000

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$1,867,639	93,682	5.02%	1,559,049	94,292	6.05%	1,836,266	117,652	6.41%
Obligations of states and political subdivisions (tax-exempt)	111,027	7,993	7.20	106,002	9,043	8.53	116,401	9,573	8.22
Other securities	274,037	11,985	4.37	294,629	17,850	6.06	295,783	21,447	7.25

Total investment securities	2,252,703	113,660	5.05	1,959,680	121,185	6.18	2,248,450	148,672	6.61
Federal funds sold & other interest-earning assets	2,655	43	1.62	2,182	78	3.57	49,218	3,196	6.49
Loans held for sale	79,071	4,414	5.58	72,843	5,499	7.55	91,547	7,982	8.72
Loans	7,350,952	533,255	7.25	7,373,493	603,789	8.19	7,275,036	635,487	8.74
Total earning assets	9,685,381	651,372	6.73	9,408,198	730,551	7.77	9,664,251	795,337	8.23
Allowance for loan losses	(122,520)			(110,726)			(109,409)
Cash and due from banks	176,727			188,198			217,446
Other assets	665,975			695,239			596,349

Total assets	$10,405,563			10,180,909			10,368,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$1,183,642	—	—	1,058,611	—	—	1,032,992	—	—
Demand — interest bearing	716,992	1,794	0.25%	667,406	3,769	0.56	635,414	3,705	0.58
Savings and money market accounts	2,110,039	23,870	1.13	1,915,006	44,236	2.31	1,789,464	52,883	2.96
Certificates and other time deposits	3,714,937	148,401	3.99	3,800,574	210,977	5.55	3,957,140	236,112	5.97

Total deposits	7,725,610	174,065	2.25	7,441,597	258,982	3.48	7,415,010	292,700	3.95
Wholesale borrowings	1,562,259	52,352	3.35	1,660,586	76,461	4.60	1,951,841	122,551	6.28

Total interest bearing liabilities	8,104,227	226,417	2.79	8,043,572	335,443	4.17	8,333,859	415,251	4.98
Other liabilities	170,102			157,492			139,677
Shareholders’ equity	947,592			921,234			862,109

Total liabilities and shareholders’ equity	$10,405,563			10,180,909			10,368,637

Net yield on earning assets		424,955	4.39		395,108	4.20		380,086	3.93

Interest rate spread			3.94			3.60			3.25

Income on tax-exempt securities and loans		5,495			5,575			6,291

Note: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information about the Directors of FirstMerit, see “Election of Directors” on pages 1 through 6 of FirstMerit’s Proxy Statement dated March 6, 2003 (“Proxy Statement”), which is incorporated herein by reference.

      FirstMerit has adopted a Code of Business Conduct and Ethics that covers all employees, including its principal executive, financial and accounting officers, and is posted on the Company’s website, www.firstmerit.com. Information regarding the Code of Business Conduct and Ethics is incorporated by reference to the information that appears in FirstMerit’s proxy statement on pages 6 and 7 under the caption “Corporate Governance Reforms.”

      The Board of Directors has determined that it has at least one “audit committee financial expert” serving on its Audit Committee. Information regarding the Audit Committee’s financial expert is incorporated by reference to the information that appears in FirstMerit’s proxy statement on pages 6 and 7 under the caption “Corporate Governance Reforms.”

      Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”

      Disclosure by FirstMerit with respect to compliance with Section 16(a) appears on page 6 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      See “Executive Compensation and Other Information” on pages 7 through 21 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See “Principal Shareholders” and “Election of Directors” at page 21, and pages 1 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

		Number of Securities	Weighted-average	Number of Securities
		to be Issued upon	Exercise Price of	Remaining Available for
		Exercise of	Outstanding	Issuance under Equity
		Outstanding	Options,	Compensation Plans
		Options,Warrants	Warrants and	(excluding securities
		and Rights	Rights	reflected in column (a))
Plan Category		(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	1987	11,906	$9.88	—
	1992	457,758	13.97	—
	1994	13,720	7.64	—
	1996	11,155	15.15	—
	1997	1,795,452	26.39	27,455
	1999	3,165,844	25.80	493,255
	1992D	21,600	13.24	—
	1997AB	122,902	21.94	—
	1997D	88,800	27.60	99,200
	S1993	10,989	24.14	—
	S1997	61,431	24.04	—
	S1997N	50,662	24.33	—

Total		5,812,219		619,910

Equity Compensation Plans Not Approved by Security Holders
NONE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See “Certain Relationships and Related Transactions” at page 20 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      Within the ninety-day period prior to the date of filing this annual report, management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report has been made known to them in a timely manner.

      There have been no significant changes in internal controls or in other factors that could significantly affect the Corporation’s internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2002, 2001 and 2000

Consolidated Statements of Income Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements Years ended December 31, 2002, 2001 and 2000

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

      (b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of 2002.

      (c) Exhibits

See the Exhibit Index.

      (d) Financial Statements

See subparagraph (a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 6th day of March, 2003.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN ____________________________________________ John R. Cochran, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 6th day of March, 2003 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

Signature	Title

/s/ JOHN R. COCHRAN John R. Cochran	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ TERRENCE E. BICHSEL Terrence E. Bichsel	Executive Vice President, Finance and Administration (Chief Financial Officer and Chief Accounting Officer)
/s/ KAREN S. BELDEN* Karen S. Belden	Director
/s/ R. CARY BLAIR* R. Cary Blair	Director
/s/ JOHN C. BLICKLE* John C. Blickle	Director
/s/ ROBERT W. BRIGGS* Robert W. Briggs	Director
/s/ RICHARD COLELLA* Richard Colella	Director
/s/ TERRY L. HAINES* Terry L. Haines	Director
/s/ CLIFFORD J. ISROFF* Clifford J. Isroff	Director
/s/ PHILIP A. LLOYD, II* Philip A. Lloyd, II	Director
/s/ ROBERT G. MERZWEILER* Robert G. Merzweiler	Director
/s/ ROGER T. READ* Roger T. Read	Director
/s/ RICHARD N. SEAMAN* Richard N. Seaman	Director
/s/ JERRY M. WOLF* Jerry M. Wolf	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director filed with this Annual Report.

Dated: March 6, 2003

/s/ STANLEY E. EVERETT _____________________________________________ Stanley E. Everett, Attorney-in-Fact

FIRSTMERIT CORPORATION

CERTIFICATIONS

I, John R. Cochran, certify that:

1.	I have reviewed this annual report on Form 10-K of FirstMerit Corporation.

2.	Based upon my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

JOHN R. COCHRAN,
Chairman and
Chief Executive Officer

Date: March 6, 2003

I, Terrence E. Bichsel, certify that:

1.	I have reviewed this annual report on Form 10-K of FirstMerit Corporation.

2.	Based upon my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

TERRENCE E. BICHSEL,
Executive Vice President and
Chief Financial Officer

Date: March 6, 2003

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	2002 Stock Option Program*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

Exhibit
Number

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	Unfunded Supplemental Benefit Plan*
10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997*
10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.31	Employment Agreement of Sid A. Bostic dated April 17, 2002 (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998*
10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.34	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement*
10.35	Form of FirstMerit Corporation Amended and Restated Displacement Agreement*
10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

Exhibit
Number

10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
10.40	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.41	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers, LLP
24	Power of Attorney

*	Indicates management contract or compensatory plan or arrangement