Form 10-K/A
period 2002-12-31
FIRSTMERIT CORP /OH/
filed 2003-03-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter: $2,309,958,873.

     Indicate the number of shares outstanding of registrant’s common stock as of February 14, 2003: 84,529,797 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 6, 2003, are incorporated by reference in Part III.

EXPLANATORY NOTE

     FirstMerit Corporation amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (filed on March 6, 2003), as set forth in this Form 10-K/A (Amendment No. 1), to include on the cover page of Form 10-K the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant’s principal executive officer and principal financial officer are providing new Rule 13a-14 certifications in connection with this Form 10-K/A (Amendment No. 1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 13th day of March, 2003.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN John R. Cochran, Chairman and Chief Executive Officer

FIRSTMERIT CORPORATION

CERTIFICATIONS

I, John R. Cochran, certify that:

1.	I have reviewed this annual report on Form 10-K/A of FirstMerit Corporation.

2.	Based upon my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

By:

JOHN R. COCHRAN,
Chairman and
Chief Executive Officer

Date: March 13, 2003

I, Terrence E. Bichsel, certify that:

1.	I have reviewed this annual report on Form 10-K/A of FirstMerit Corporation.

2.	Based upon my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 13, 2003