Form 10-K/A
period 2002-12-31
FIRSTMERIT CORP /OH/
filed 2003-04-30
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

     Indicate the number of shares outstanding of registrant’s common stock as of March 31, 2003: 84,891,000 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 6, 2003, are incorporated by reference in Part III.

PLAN FINANCIAL STATEMENTS

     The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2002 for the purpose of furnishing the financial statements of the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan
 Financial Statements And Supplemental
Schedules
December 31, 2002 and 2001

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan

Financial Statements And Supplemental
Schedules
December 31, 2002 and 2001

PricewaterhouseCoopers LLP
One North Wacker
Chicago IL 60606
Telephone (312) 298-2000

Report of Independent Accountants

To the Board of Directors

of FirstMerit Corporation

In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (the “Plan”) at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of December 31, 2002 and reportable transactions for the year ended December 31, 2002 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

April 28, 2003

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Contents
December 31, 2002 and 2001

Pages

Report of Independent Accountants	1
Financial Statements:
Statements of Net Assets Available for Plan Benefits at December 31, 2002 and 2001	2
Statements of Changes in Net Assets Available for Plan Benefits for the years ended December 31, 2002 and 2001	3
Notes to Financial Statements	4-9
Supplemental Schedules:
Schedule of Assets Held at end of year	10
Schedule of Reportable Transactions for the year ended December 31, 2002	11

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Statements of Net Assets Available for Plan Benefits
December 31, 2002 and 2001

		2002	2001

Assets:
	Investments, at fair value	$33,626,716	$38,533,206
	FirstMerit Corporation Common Stock, at fair value	48,686,417	58,722,776

	Total investments	82,313,133	97,255,982

	Receivables:
	Contributions receivable from participants	242,524	222,192
	Contributions receivable from employer	135,625	82,395
	Loans to participants	910,271	910,771

	Total receivables	1,288,420	1,215,358

	Other:
	(Book overdraft) cash	(7,939)	(5,517)

	Net assets available for plan benefits	$83,593,614	$98,465,823

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Statements of Changes in Net Assets Available for Plan Benefits
For the Years Ended December 31, 2002 and 2001

	2002	2001

Additions:
Contributions:
Participants’ contributions	$6,433,340	$5,680,026
Employer’s contributions	2,980,908	2,498,502

	9,414,248	8,178,528

Investment income:
Interest	57,352	57,221
Dividends	2,648,037	2,493,423
Net depreciation of investments	(20,522,376)	(6,383,781)

	(17,816,987)	(3,833,137)
Assets received from new participants	138,661	74,830

Total additions	(8,264,078)	4,420,221

Deductions:
Benefits paid to participants	6,608,131	7,794,118

Total deductions	6,608,131	7,794,118

Net decrease	(14,872,209)	(3,373,897)

Net assets available for plan benefits at beginning of period	98,465,823	101,839,720

Net assets available for plan benefits at end of period	$83,593,614	$98,465,823

The accompanying notes are an integral part of these financial statements.

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

1.	Description of the Plan

The following brief description of the FirstMerit Corporation and Affiliates (“FirstMerit”)(the “Company”) Employees’ Salary Savings Retirement Plan (the “Plan”) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan’s provisions.

A.	General

The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit who have six months of service and have attained the age of twenty-one. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant’s voluntary pretax employee contributions which do not exceed three percent of the participant’s basic compensation. Participants become vested in the Supplemental Matching Program upon achieving five years of service or upon attaining normal retirement age. Effective January 1, 2002 the Plan was amended whereby participants immediately vest in the Supplemental Matching Program.

C.	Investments

During 2002, the Company discontinued use of the FirstMerit Equity Fund, for which the Company acted as investment advisor. As of August 15, 2002, the FirstMerit Equity Fund was merged with the Federated Capital Appreciation Fund, which became a new plan investment option. Two additional funds, the Fidelity Advisor Equity Income Fund and the T. Rowe Price Small-Cap Stock Fund, were also added as investment options in 2002. The following is a summary of investment options (Investment Funds) available to participants at December 31, 2002:

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

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

Federated Capital Preservation Fund: The fund seeks to offer investors stable principal with high current income by investing in Guaranteed Investment Contracts issued by major U.S. and Canadian life insurance companies and other stable value products.

Federated Capital Appreciation Fund: The fund is an established equity fund that seeks value and growth of capital and income over the long-term by investing predominantly in medium to large capitalization common stocks.

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

Fidelity Advisor Equity Portfolio Income Fund: The fund is a value-oriented fund investing predominantly in large-capitalization common stocks.

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

T.	Rowe Price Small-Cap Stock Fund: The fund seeks long-term growth of capital through investment in stock of small companies that are potentially undervalued or have growth prospects.

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

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

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

The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2002 and 2001, respectively, and the current value of each unit is based upon quotations obtained from national securities exchanges on which the funds are traded as of the last trading day of the reporting period.

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

The Plan presents in the Statements of Changes in Net Assets Available for Plan Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

D.	Risk and Uncertainties

The Plan generates a significant portion of its revenues from investments in domestic and international mutual funds, bonds and FirstMerit Corporation common stock. As a result, the Plan’s revenues and net assets available for plan benefits are dependent on the performance and volatility of the both the U.S. and global financial markets and economic conditions.

E.	Fair Value Disclosure of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the Statements of Net Assets Available for Plan Benefits, approximates fair value.

3.	Investments

The Plan’s investments are maintained in Investment Funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2002 and 2001:

	2002	2001

Mutual funds:
Fidelity Advisor Equity Portfolio Growth Fund	$6,827,562	$9,763,432
Fidelity Blue Chip Growth Fund	7,998,187	10,630,086
Federated Capital Preservation Fund	4,431,551	4,270,992
FirstMerit Equity Fund	—	5,588,522
FirstMerit Corporation Common Stock	48,686,417	58,722,776

As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Plan Benefits, net appreciation (depreciation) of investments, which consist of realized gains or losses and change in unrealized appreciation (depreciation). Total realized gains (losses) for 2002 and 2001 were $(43,367) and $1,250,150, respectively, and the change in unrealized appreciation (depreciation) was $(20,479,009) and $(7,633,931) for 2002 and 2001, respectively.

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

Specifically, the change in the unrealized appreciation (depreciation) in the Plan’s investments, which includes investments bought, sold, and held during the period as follows:

	2002	2001

Mutual funds	$(7,176,951)	$(6,503,033)
FirstMerit Corporation Common Stock	(13,302,058)	(1,130,898)

Total	$(20,479,009)	$(7,633,931)

4.	Federal Income Taxes

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

At December 31, 2001, forfeited nonvested accounts totalled $189,741. This amount was used to reduce 2002 Company contributions to the Plan. There were no forfeited nonvested accounts in 2002 due to the Plan amendment as described in Note 1. Company contributions were reduced by forfeited nonvested accounts in 2001 in the amount of $700,000.

7.	Transactions with Party-In-Interest

Transactions involving participant notes, common shares of FirstMerit Corporation and the funds administered by FirstMerit Corporation, trustee of the Plan, are considered party-in-interest transactions. These transactions are not, however, considered prohibited transactions under 29 CFR 408(b) of the ERISA regulations. At December 31, 2002 and 2001, the Plan held units of participation in the FirstMerit Equity Fund (formerly called the NewPoint Equity Fund), a mutual fund in which the Trust and Financial Services Division of FirstMerit Bank, N.A. is the advisor to

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Notes to Financial Statements
December 31, 2002 and 2001

the fund. The FirstMerit Equity Fund merged into the Federated Capital Appreciation Fund in August 2002, as described in Note 1. As of December 31, 2001, the fund had a total cost of $6,682,310 and a total market value of $5,588,522. During fiscal periods 2002 and 2001, transactions with the fund included aggregate purchases of $576,975 and $1,327,540 and aggregate sales totalling $824,710 and $704,158, respectively.

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Schedule of Assets Held at End of Year

		Cost	Current Value

Mutual Funds:
	Federated Government Obligations Fund	$48,687	$48,687
	Federated Short/Intermediate Government Fund	2,686,958	2,765,070
	Federated Capital Preservation Fund	4,431,551	4,431,551
	Fidelity Advisor Series IV Ltd. Term Bond Fund	2,855,772	3,025,428
	Federated Capital Appreciation Fund	6,261,131	3,800,022
	Fidelity Advisor Equity Portfolio Growth Fund	9,936,340	6,827,562
	Fidelity Advisor Equity Portfolio Income	339,777	298,168
	Fidelity Balanced Fund	699,463	635,146
	Fidelity Blue Chip Growth Fund	10,502,624	7,998,187
	Fidelity Overseas Fund	2,735,609	1,842,868
	T Rowe Price Small Cap Stock Fund	481,414	431,394
	Vanguard 500 Portfolio	1,988,561	1,522,633

		42,967,887	33,626,716
*	FirstMerit Corporation Common Stock	40,679,464	48,686,417
	Cash (Book overdraft)	(7,939)	(7,939)
*	Loans to participants - various interest rates, 5 year maximum unless mortgage 20 year maximum	—	910,271

		$83,639,412	$83,215,465

*Party-in-interest

FirstMerit Corporation and Affiliates
Employees’ Salary Savings Retirement Plan

Schedule of Reportable Transactions
For the Year Ended December 31, 2002

	Number	Number of	Purchase	Selling	Cost of	Gain/Loss
	of Shares	Transactions	Price	Price	Asset	on Sale
Category II: Series of transactions with same broker exceeds 5% of value
FirstMerit Corporation Common Stock Issue: 337915102	237,118	26	6,034,670		6,034,670	—
FirstMerit Corporation Common Stock Issue: 337915102	54,460	13		1,500,548	1,476,090	24,458
Category III: Series of transactions in same security exceeds 5% of value
FirstMerit Corporation Common Stock Issue: 337915102	237,118	26	6,034,670		6,034,670	—
FirstMerit Corporation Common Stock Issue: 337915102	123,661	235		3,187,058	3,349,807	(162,749)
Federated Government Obligations Fund Issue: 60934N104	5,711,114	248	5,711,114		5,711,114	—
Federated Government Obligations Fund Issue: 601934N104	5,757,967	89		5,757,967	5,757,967	—

There were no reportable transactions for Categories I or IV during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 30th day of April, 2003.

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

Date: April 30, 2003

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

By:

TERRENCE E. BICHSEL,
Executive Vice President and
Chief Financial Officer

Date: April 30, 2003

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	2002 Stock Option Program*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

Exhibit
Number

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	Unfunded Supplemental Benefit Plan*
10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997*
10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.31	Employment Agreement of Sid A. Bostic dated April 17, 2002 (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998*
10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.34	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement*
10.35	Form of FirstMerit Corporation Amended and Restated Displacement Agreement*
10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

Exhibit
Number

10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
10.40	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.41	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers, LLP
24	Power of Attorney
99.1	Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, as required by 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
99.2	Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation, as required by 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement