Form 10-Q
period 2003-03-31
FIRSTMERIT CORP /OH/
filed 2003-05-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2003

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION
 (Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1339938 (IRS Employer Identification Number)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal Executive Offices)

(330) 996-6300
(Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES   X             NO______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes   X             No______

OUTSTANDING SHARES OF COMMON STOCK, AS OF
May 9, 2003
84,463,971

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

     The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of March 31, 2003 (unaudited), December 31, 2002 and March 31, 2002 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2003 (unaudited) and 2002 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and 2002 (unaudited)

Notes to Consolidated Financial Statements as of March 31, 2003 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Conditions as of March 31, 2003, December 31, 2002 and March 31, 2002 and Results of Operations for the quarters ended March 31, 2003 and 2002 and for the year ended December 31, 2002

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31	March 31
(Unaudited, except December 31, 2002)	2003	2002	2002

ASSETS

Investment securities and fed funds sold	$2,639,604	2,517,680	2,067,785

Loans held for sale	33,855	169,969	73,098

Loans:

Commercial loans	3,444,746	3,430,396	3,537,540

Mortgage loans	528,769	560,510	607,770

Installment loans	1,541,707	1,564,588	1,533,784

Home equity loans	606,535	597,060	526,004

Credit card loans	135,927	141,575	129,239

Manufactured housing loans	686,471	713,715	784,333

Leases	181,167	206,461	247,707

Total loans	7,125,322	7,214,305	7,366,377

Less allowance for loan losses	119,001	122,790	122,790

Net loans	7,006,321	7,091,515	7,243,587

Cash and due from banks	206,073	233,568	179,614

Premises and equipment, net	114,123	116,282	126,419

Intangible assets	145,448	145,670	139,343

Accrued interest receivable and other assets	413,373	413,522	403,180

	$10,558,797	10,688,206	10,233,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand-non-interest bearing	$1,287,200	1,264,640	1,129,093

Demand-interest bearing	758,671	777,771	717,030

Savings and Money Market	2,266,979	2,082,361	2,150,057

Certificates and other time deposits	3,401,074	3,586,487	3,672,500

Total deposits	7,713,924	7,711,259	7,668,680

Wholesale borrowings	1,678,876	1,821,120	1,485,565

Total funds	9,392,800	9,532,379	9,154,245

Accrued taxes, expenses, and other liabilities	190,277	191,170	157,069

Total liabilities	9,583,077	9,723,549	9,311,314

Commitments and Contingencies	—	—	—

Shareholders’ equity:

Preferred Stock, without par value: authorized 7,000,000 shares Preferred Stock, Series A, without par value: designated 800,000 shares; none outstanding Cumulative convertible preferred stock, Series B, without par value:

designated 220,000 shares; 45,436, 50,237 and 45,436 shares outstanding at March 31, 2003, March 31, 2002 and December 31, 2002, respectively	1,093	1,093	1,209

Common stock, without par value:

authorized 300,000,000 shares; issued 92,026,350 shares	127,937	127,937	127,937

Capital surplus	111,945	112,300	114,528

Accumulated other comprehensive income	(1,404)	3,924	(6,229)

Retained earnings	926,241	909,238	861,482

Treasury stock, at cost, 7,541,102, 7,027,145 and 7,520,875 at March 31, 2003, March 31, 2002 and December 31, 2002, respectively	(190,092)	(189,835)	(177,215)

Total shareholders’ equity	975,720	964,657	921,712

	$10,558,797	10,688,206	10,233,026

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
FIRSTMERIT CORPORATION AND SUBSIDIARIES
(Unaudited)

	Three months ended

(in thousands except per share data)	March 31, 2003	March 31, 2002

Interest and fees on loans	$122,151	136,328

Interest and dividends on investment securities	27,392	28,326

Total interest income	149,543	164,654

Interest on deposits and borrowings:

Demand-interest bearing	297	475

Savings and money market	4,628	6,277

Certificates and other time deposits	29,889	40,524

Wholesale borrowings	13,027	12,712

Total interest expense	47,841	59,988

Net interest income	101,702	104,666

Provision for loan losses	23,496	19,314

Net interest income after provision for loan losses	78,206	85,352

Other income:

Trust fees	4,886	5,166

Service charges on deposits	14,888	12,458

Credit card fees	9,726	8,872

ATM and other service fees	2,890	3,087

Bank owned life insurance income	3,229	3,261

Investment services and insurance	3,633	2,371

Manufactured housing income	553	629

Investment securities gains	2,866	3,599

Loan sales and servicing	4,910	3,831

Other operating income	4,271	4,291

Total other income	51,852	47,565

Other expenses:

Salaries, wages, pension and benefits	37,139	33,547

Net occupancy expense	5,984	5,634

Equipment expense	3,907	3,875

Stationery, supplies and postage	3,030	2,925

Bankcard, loan processing and other costs	6,477	6,444

Professional services	2,622	2,303

Amortization of intangibles	222	222

Other operating expenses	14,494	14,310

Total other expenses	73,875	69,260

Income before income tax expense	56,183	63,657

Federal income taxes	17,901	20,189

Net income	$38,282	43,468

Other comprehensive loss, net of tax	(5,328)	(9,633)

Comprehensive income	$32,954	33,835

Net income applicable to common shares	$38,264	43,448

Net income used in diluted EPS calculation	$38,290	43,478

Wtd-avg common shares outstanding — basic	84,513	84,909

Wtd-avg common shares outstanding — diluted	84,891	85,703

Per share data based on average number of shares outstanding:

Basic net income per share	$0.45	0.51

Diluted net income per share	$0.45	0.51

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended
(Unaudited)	March 31,

Operating Activities	2003	2002

Net income	$38,282	43,468

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	23,496	19,314

Depreciation and amortization	3,456	3,852

Amortization of investment securities premiums, net	2,855	500

Amortization of income for lease financing	(3,449)	(1,570)

(Gains) losses on sales of investment securities, net	(2,866)	(3,599)

Deferred federal income taxes	5,762	7,382

(Increase) decrease in interest receivable	2,550	(2,264)

Increase (decrease) in interest payable	(10,564)	4,415

Proceeds from sales of loans held for sale	397,005	111,177

Gain on sales of loans	(2,263)	(505)

Amortization of intangible assets	222	153

Other changes	4,512	3,483

NET CASH PROVIDED BY OPERATING ACTIVITIES	458,998	185,806

Investing Activities
Dispositions of investment securities:

Available-for-sale — sales	249,375	194,735

Available-for-sale — maturities	262,707	151,410

Purchases of investment securities available-for-sale	(608,266)	(406,392)

Net decrease in federal funds sold	(33,000)	—

Net increase in loans and leases	(193,481)	(138,116)

Purchases of premises and equipment	(3,024)	(2,134)

Sales of premises and equipment	1,727	775

NET CASH USED IN INVESTING ACTIVITIES	(323,962)	(199,722)

Financing Activities
Net increase in demand, savings and money market deposits	188,078	181,680

Net decrease in certificates and other time deposits	(185,413)	(52,400)

Net decrease in wholesale borrowings	(143,171)	(102,714)

Cash dividends — common and preferred	(21,279)	(20,556)

Purchase of treasury shares	(1,491)	(6,268)

Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	745	3,768

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(162,531)	3,510

Decrease in cash and cash equivalents	(27,495)	(10,406)

Cash and cash equivalents at beginning of quarter	233,568	190,020

Cash and cash equivalents at end of quarter	$206,073	179,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the quarter for:

Interest, net of amounts capitalized	$29,485	21,371

Federal income taxes	$15,505	—

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2003 (unaudited)

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

     The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of March 31, 2003 and 2002, and for the three months ended March 31, 2003 and March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2002.

2.     Recent Accounting Pronouncements — In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 is an amendment of SFAS 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 123 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation anticipates using the Modified Prospective Method of transition for its adoption of SFAS 123. The Modified Prospective Method, as described in SFAS 148, recognizes the cost of unvested options and new awards in the year of adoption as compensation expense. New awards in the context of this Note refers to awards granted, modified, or settled in periods subsequent to adoption of the fair value based method of SFAS 123. The timing and effect of the initial implementation of this standard has not yet been determined.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying instrument that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Corporation as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 17 to the consolidated financial statements in the Corporation’s December 31, 2002 Form 10-K.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance.

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

3.     Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for loan losses), as described in the 2002 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2002 Form 10-K. Within the “Other Income” section of the first quarter 2003 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year end in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity).

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

	March 31, 2003

	Book	Gross Unrealized	Gross Unrealized	Market
	Value	Gains	Losses	Value

US Treasuries and agencies	$687,788	7,270	7	695,051

Obligations of state and political subdivisions	106,592	3,338	4	109,926

Mortgage-backed securities	1,510,089	30,446	186	1,540,349

Other securities	268,860	1,722	9,304	261,278

	$2,573,329	42,776	9,501	2,606,604

			Book Value	Market Value

Due in one year or less			$321,818	325,937

Due after one year through five years			1,751,993	1,783,163

Due after five years through ten years			356,655	361,663

Due after ten years			142,863	135,841

			$2,573,329	2,606,604

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.8 billion at March 31, 2003 and December 31, 2002, and $1.6 billion at March 31, 2002.

5.     Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operation services, and overseeing their loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the first quarters of the current and prior year, and for the year ended December 31, 2002 is shown in the following table.

Allowance for Loan Losses Activity

	Quarter ended,	Year ended,	Quarter ended,
Dollars in thousands	March 31, 2003	December 31, 2002	March 31, 2002

Allowance — beginning of period	$122,790	125,235	125,235

Reclassification to lease residual interest reserve	—	(2,540)	(2,540)

Loans charged off:

Commercial	10,284	31,970	3,158

Mortgage	103	622	845

Installment	10,834	37,272	8,870

Home equity	803	3,768	918

Credit cards	3,176	12,417	2,609

Manufactured housing	5,831	27,934	7,514

Leases	1,101	6,342	685

Total charge-offs	32,132	120,325	24,599

Recoveries:

Commercial	509	1,836	373

Mortgage	2	41	19

Installment	2,973	12,446	3,393

Home equity	228	1,002	174

Credit cards	427	2,567	646

Manufactured housing	594	3,411	579

Leases	114	489	196

Total recoveries	4,847	21,792	5,380

Net charge-offs	27,285	98,533	19,219

Provision for loan losses	23,496	98,628	19,314

Allowance — end of period	$119,001	122,790	122,790

Annualized net charge offs as a percentage of average loans	1.54%	1.34%	1.05%

Allowance for loan losses as a % of loans outstanding at end of period	1.67%	1.70%	1.67%

Allowance for loan losses as a multiple of annualized net charge offs	1.08X	1.25X	1.58X

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

(Dollars in thousands)	March 31,	December 31,	March 31,
Nonperforming Assets	2003	2002	2002

Impaired Loans:

Nonaccrual	$68,338	72,035	58,557

Restructured	48	48	60

Total impaired loans	68,386	72,083	58,617

Other Loans:

Nonaccrual	12,710	10,248	4,427

Restructured	—	—	—

Total nonperforming loans	$81,096	82,331	63,044

Other real estate (“ORE”)	6,502	7,203	9,855

Total nonperforming assets	$87,598	89,534	72,899

Loans past due 90 days or more accruing interest	$39,615	43,534	34,705

Total nonperforming assets as a percentage of total loans and ORE	1.23%	1.24%	0.99%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

7.     Earnings per Share — The reconciliation of the numerator and denominator of basic earnings per share (“EPS”) with that of diluted EPS is presented as follows:

	Quarter ended	Quarter ended
Dollars in thousands	March 31, 2003	March 31, 2002

BASIC EPS:

Net income	$38,282	43,468

Less: preferred stock dividends	(18)	(20)

Net income applicable to common shares	$38,264	43,448

Average common shares outstanding	84,512,570	84,909,310

Net income per common share — basic	0.45	0.51

DILUTED EPS:

Net income applicable to common shares	$38,264	43,448

Add: preferred stock dividends	18	20

Add: interest expense on convertible bonds	8	10

Average common shares outstanding	84,512,570	84,909,310

Net income used in diluted EPS calculation	$38,290	43,478

Equivalents from stock options	189,881	585,140

Equivalents from convertible debentures	62,405	69,566

Equivalents from convertible preferred securities	126,039	139,357

Average common shares and equivalents outstanding	84,890,895	85,703,373

Net income per common share — diluted	$0.45	0.51

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

     The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following tables present a summary of financial results and significant performance measures for the three months ended March 31, 2003 and 2002:

		Parent Company,
1st Quarter 2003	Supercommunity	Other Subsidiaries	FirstMerit
(Dollars in thousands)	Banking	and Eliminations	Consolidated

OPERATIONS:

Net interest income	$100,438	1,264	101,702

Provision for loan losses	23,496	—	23,496

Other income	51,503	349	51,852

Other expense	73,471	404	73,875

Net income	$37,747	535	38,282

AVERAGES:

Assets	$10,562,604	41,233	10,603,837

Loans	7,163,762	5,515	7,169,277

Earnings assets	9,837,956	26,578	9,864,534

Deposits	7,782,716	(77,131)	7,705,585

Shareholders’ equity	$774,314	198,099	972,413

		Parent Company,
1st Quarter 2002	Supercommunity	Other Subsidiaries	FirstMerit
(Dollars in thousands)	Banking	and Eliminations	Consolidated

OPERATIONS:

Net interest income	$103,380	1,286	104,666

Provision for loan losses	19,314	—	19,314

Other income	47,133	432	47,565

Other expense	68,985	275	69,260

Net income	$42,521	947	43,468

AVERAGES:

Assets	$10,229,474	44,176	10,273,650

Loans	7,395,523	2,686	7,398,209

Earnings assets	9,536,476	18,566	9,555,042

Deposits	7,663,565	(24,417)	7,639,148

Shareholders’ equity	$779,774	140,707	920,481

     9.     Accounting for Derivatives — At March 31, 2003, the Corporation had twenty-one interest rate swaps that were considered fair value hedges according to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate instruments to a variable interest rate basis. Eighteen of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter 2003, two of the swaps are hedged against customer fixed-rate CDs, and the remaining interest rate swap converts the fixed interest rate component of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for shortcut then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. The remaining hedge does not meet all the criteria necessary to be considered shortcut. Therefore the “long-haul accounting method” is utilized. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     The results of the long-haul method of accounting on the Corporation’s consolidated statements of income and comprehensive income was zero since effectiveness and other qualifying criteria were achieved. The derivatives’ impact to the consolidated balance sheets at March 31, 2003, December 31, 2002 and March 31, 2002 was immaterial.

     Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing risk associated with its mortgage commitment pipeline (i.e., the time frame from loan application to loan close) and its warehouse (i.e., the time frame from loan closing until delivery into the secondary mortgage market). Loans within the Corporation’s mortgage commitment pipeline include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various hedges of its mortgage pipeline by selling loans forward to investors using forward commitments.

     In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivative hedges which are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to economically hedge the pipeline loans are also classified and accounted for as nondesignated derivatives and, therefore, marked to fair value through current period earnings.

     Once loans close (i.e., once they enter the warehouse), the forward sale commitments on the warehouse loans continued to be accounted for as nondesignated derivatives and marked to fair value through current period earnings.

     The effect of nondesignated IRLCs and related forward sale derivative contracts on the consolidated balance sheets and consolidated statements of income and comprehensive income of the Corporation were not material for any period presented in this report.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended

(Dollars in thousands)	March 31, 2003			December 31, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$2,200,102	23,547	4.34%	1,867,639	93,682	5.02%

Obligations of states and political subdivisions (tax-exempt)	107,074	1,891	7.16%	111,027	7,993	7.20%

Other securities	266,311	2,547	3.88%	274,037	11,985	4.37%

Total investment securities	2,573,487	27,985	4.41%	2,252,703	113,660	5.05%

Federal funds sold & other interest-earning assets	7,600	21	1.12%	2,655	43	1.62%

Loans held for sale	114,170	1,437	5.10%	79,071	4,414	5.58%

Loans	7,169,277	120,764	6.83%	7,350,952	533,255	7.25%

Total earning assets	9,864,534	150,207	6.18%	9,685,381	651,372	6.73%

Allowance for loan losses	(120,684)			-122,520

Cash and due from banks	190,143			176,727

Other assets	669,844			665,975

Total assets	$10,603,837			10,405,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	$1,238,553	—	—	1,183,642	—	—

Demand- interest bearing	744,516	297	0.16%	716,992	1,794	0.25%

Savings and money market	2,177,493	4,628	0.86%	2,110,039	23,870	1.13%

Certificates and other time deposits	3,545,023	29,889	3.42%	3,714,937	148,401	3.99%

Total deposits	7,705,585	34,814	1.83%	7,725,610	174,065	2.25%

Wholesale borrowings	1,731,566	13,027	3.05%	1,562,259	52,352	3.35%

Total interest bearing liabilities	8,198,598	47,841	2.37%	8,104,227	226,417	2.79%

Other liabilities	194,273			170,102

Shareholders’ equity	972,413			947,592

Total liabilities and shareholders’ equity	$10,603,837			10,405,563

Net yield on earning assets	$9,864,534	102,366	4.21%	9,685,381	424,955	4.39%

Interest rate spread			3.81%			3.94%

[Additional columns below]

[Continued from above table, first column(s) repeated]

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended

(Dollars in thousands)	March 31, 2002

	Average		Average
	Balance	Interest	Rate

ASSETS

Investment securities:

U.S. Treasury securities and U.S Government agency obligations (taxable)	$1,707,091	23,673	5.62%

Obligations of states and political subdivisions (tax-exempt)	111,644	2,283	8.29%

Other securities	280,813	3,275	4.73%

Total investment securities	2,099,548	29,231	5.65%

Federal funds sold & other interest-earning assets	511	2	1.59%

Loans held for sale	56,774	870	6.21%

Loans	7,398,209	135,477	7.43%

Total earning assets	9,555,042	165,580	7.03%

Allowance for loan losses	(124,403)

Cash and due from banks	175,087

Other assets	667,924

Total assets	$10,273,650

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Demand- non-interest bearing	$1,125,834	—	—

Demand- interest bearing	690,285	475	0.28%

Savings and money market	2,076,168	6,277	1.23%

Certificates and other time deposits	3,746,861	40,524	4.39%

Total deposits	7,639,148	47,276	2.51%

Wholesale borrowings	1,553,238	12,712	3.32%

Total interest bearing liabilities	8,066,552	59,988	3.02%

Other liabilities	160,783

Shareholders’ equity	920,481

Total liabilities and shareholders’ equity	$10,273,650

Net yield on earning assets	$9,555,042	105,592	4.48%

Interest rate spread			4.01%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FirstMerit Corporation recorded first quarter 2003 net income of $38.3 million, or $0.45 per diluted share, compared to $36.6 million, or $0.43 per diluted share, for the fourth quarter of 2002 and net income of $43.5 million, or $0.51 per diluted share, for the first quarter of 2002.

     For the first quarter of 2003, return on average common equity (“ROE”) and average assets (“ROA”) were 15.98% and 1.46%, respectively, compared with 15.03% and 1.39% for the fourth quarter of 2002 and 19.20% and 1.72% for the prior year quarter.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus noninterest income, totaled $154.2 million for the first quarter of 2003, a 0.7% increase from the $153.2 million reported in the first quarter of 2002. Net interest income on an FTE basis restates interest on tax-exempt securities and loans as if such interest were subject to federal income tax at the statutory rate. Excluding security gains, total revenue increased 1.2% to $151.4 million. FTE net interest income declined 3.1% from the prior year first quarter, to $102.4 million in 2003 from $105.6 million last year, reflecting the impact of a 27 basis point decline in the net interest margin on a fully-tax equivalent basis to 4.21% partially offset by a 3.2% increase in average earnings assets to $9.9 billion.

     Noninterest income increased 9.0% in the first quarter of 2003, to $51.9 million. Excluding securities gains, noninterest income increased 11.4%, to $49.0 million in the first quarter of this year, compared to $44.0 million for the 2002 quarter. Gains were reported from a higher level of service charges on deposits (up 19.5%), credit card fees (up 9.6%), investment services and life insurance fees (up 53.2%), and loan sales and servicing (up 28.2%).

     Noninterest expense totaled $73.9 million for the first quarter of 2003, a 6.7% increase from the $69.3 million in the prior-year quarter. Approximately 78% of the $4.6 million increase reflected higher salary and benefits expense, most notably, increased pension expense that has been adversely affected by depressed stock market values. The remaining expenses were well-controlled, and together resulted in an increase of 2.9%. The efficiency ratio was 48.66% for this quarter compared to 46.21% for the year-ago quarter.

     Management of credit quality remains a high priority. Nonperforming assets have improved from their second quarter 2002 peak. Net charge-offs for the three months ending March 31, 2003 were $27.3 million, compared to $26.0 million in the 2002 fourth quarter, a peak of $34.6 million for the September 2002 quarter, and $19.2 million for the 2002 first quarter. Nonperforming assets also reduced from year end and the second quarter 2002 peak; at March 31, 2003, nonperforming assets were $87.6 million, or 1.23% of period-end loans plus other real estate compared to $89.5 million, or 1.24% at December 31, 2002, and $95.5 million, or 1.30%, at June 30, 2002, and $72.9 million or 0.99% at March 31, 2002. The allowance for loan losses to period-end loans at March 31, 2003 and March 31, 2002 was 1.67%. At December 31, 2002, the allowance for loan losses was 1.70% of period-end loans.

     Assets at March 31, 2003 totaled $10.6 billion, a 3.2% increase from March 31, 2002. A 26.1% increase in investment securities more than offset a 3.3% decline in total loans from year-to-year. The loan decline continues to reflect the combined impact of a slow economy, particularly on commercial loans, which declined 2.6%, and the planned reduction of retail mortgages, a majority of which are sold to the mortgage secondary markets with servicing being retained by FirstMerit (down 13.0%), manufactured housing (“MH”) loans (down 12.5%) and leases (down 26.9%). Partially offsetting these declines, consumer loan outstandings were up, most notably, home equity loans, which increased 15.3%.

     Deposits totaled $7.7 billion at March 31, 2003 an increase of 0.6% over the last twelve months. The increase reflected a 7.9% growth in core deposits (demand, savings, and money market accounts), partially offset by a 7.4% decline in time deposits. Core deposits accounted for 55.9% of deposits, compared to 52.1% last year.

     Shareholder’s equity was $975.7 million at March 31, 2003. Average equity to average assets was 9.17% for the first quarter of 2003 compared to 8.96% for the same prior-year quarter. Common dividends per share were $0.25, representing a payout of 55.6% of net income. During the quarter, 80,000 common shares were repurchased; period-end common shares outstanding totaled 84.5 million.

     The components of change in per share income from the quarter ended March 31, 2002 to the quarter ended March 31, 2003 were as follows:

Changes in Earnings per Share

Diluted net income per share for the quarter ended March 31, 2002	$0.51

Increases (decreases) due to:

Net interest income — taxable equivalent	(0.04)

Provision for loan losses	(0.05)

Other income	0.05

Other expenses	(0.05)

Federal income taxes — taxable equivalent	0.03

Change in share base	0.00

Net change in diluted net income per share quarter-over-quarter	(0.06)

Diluted net income per share for the quarter ended March 31, 2003	$0.45

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). For the purpose of this discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets.

     Net interest income for the quarter ended March 31, 2003 was $102.4 million compared to $105.6 million for the same period last year. The decline in net interest income occurred as interest earned on loans and securities declined more than interest paid on customer deposits and wholesale borrowings. Specifically, interest income decreased $15.4 million, compared to the year ago quarter, while interest expense dropped $12.1 million during the same period.

     The decrease in interest income was primarily rate driven as lower yields earned on loans and investment securities lessened interest income by $10.9 million and $6.2 million, respectively. The decline in interest expense was primarily rate driven, as well, and affected all deposit categories. Specifically, lower interest rates paid on CDs, savings and money market accounts, and wholesale borrowings decreased interest expense by $9.0 million, $1.9 million and $1.0 million, respectively. The following table provides specific information about interest rate (“rate”) and average outstanding balance (“volume”) changes, on a fully-tax equivalent basis, compared to the first quarter last year.

	Quarters ended March 31, 2003 and 2002
	Increase/(Decrease)
RATE/VOLUME ANALYSIS	Interest Income/Expense

(000s)	Volume	Yield Rate	Total

INTEREST INCOME

Investment Securities	$4,981	(6,227)	(1,246)

Loans held for sale	722	(155)	567

Loans	(3,856)	(10,857)	(14,713)

Federal funds sold	20	(1)	19

Total interest income	$1,867	(17,240)	(15,373)

INTEREST EXPENSE

Demand-interest bearing	$22	(200)	(178)

Savings and money market accts	215	(1,864)	(1,649)

Certificate of deposits (“CDs”)	(1,702)	(8,933)	(10,635)

Wholesale borrowings	1,342	(1,027)	315

Total interest expense	$(123)	(12,024)	(12,147)

Net interest income	$1,990	(5,216)	(3,226)

     Net interest income on a fully-tax equivalent basis as a percentage of average earning assets is defined as the net interest margin.

Net Interest Margin (dollars in thousands)	Three months ended

	March 31, 2003	March 31, 2002

Net interest income per financial statements	$101,702	104,666

Tax equivalent adjustment	664	926

Net interest income — FTE	$102,366	105,592

Average earning assets	$9,864,534	9,555,042

Net interest margin	4.21%	4.48%

     Average loan outstandings for the quarter ended March 31, 2003 were $7.2 billion, down 3.1%, from $7.4 billion for the same quarter last year. Decreases occurred in every loan category except home equity loans and credit card loans. The Corporation’s loan mix strategy continues to focus on commercial, installment, home equity and credit card loans, with less emphasis on holding fixed-rate mortgages in our portfolio as these are primarily sold into the secondary mortgage market with servicing retained by the Corporation. Loan growth as a whole, and commercial loan and lease growth in particular, remain a challenge within our market as northeast Ohio’s manufacturing industries have been more negatively impacted by the current depressed state of the economy, compared to other business segments outside of our operating footprint. Also, the historically low interest rate environment and the Corporation’s marketing campaigns continue to push home equity loans higher.

     Specific category changes in average loan outstandings, compared to the same 2002 period, were as follows: commercial loans down $97.8 million or 2.8%; installment loans unchanged; home equity loans up $87.9 million or 17.2%; credit card loans up $7.8 million or 6.0%; mortgage loans held in portfolio down $68.9 million or 10.9%; MH loans down $96.9 million or 12.1% (originations ceased in the 2001 fourth quarter); and consumer and commercial leases down $60.5 million or 24.1%. Average outstanding loans for the 2003 and 2002 first quarters equaled 72.7% and 77.4% of average earning assets, respectively, as softer overall loan demand has resulted in liquid funds being used for acquisition of securities.

     Average deposits were $7.71 billion during the 2003 first quarter, up $66.4 million from the same period last year. The growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. As of March 31, 2003, core deposits represented 54.0% of total average deposits compared to 51.0% in 2002.

     Average CDs declined $201.8 million from March 31, 2002 as some customers reinvested maturing CDs into fixed-rate annuites, or generally chose to remain liquid by placing funds in core deposits until CD interest rates and stock market values increased. Because of declining CD outstanding balances, consumer loan growth was primarily funded by core deposits and wholesale borrowings. As a result, average wholesale borrowings increased $178.3 million or 11.5% since last year. Wholesale borrowings as a percentage of total interest-bearing funds equaled 21.1% for the 2003 first quarter and 19.3% for the same 2002 quarter. Average interest-bearing liabilities funded 83.1% of average earning assets in the current year quarter and 84.4% during the three months ended March 31, 2002.

Other Income

     Other (noninterest) income for the quarter totaled $51.9 million, an increase of $4.3 million or 9.0% from the $47.6 million earned during the same period last year. Excluding the effect of securities sales in both years’ quarters, the increase in other income was $5.0 million, or 11.4%. Other income as a percentage of net revenue during the quarter was 32.4% compared to 29.4% a year ago. Net revenue is defined as net interest income, on a fully-tax equivalent basis, plus other income less the effect of securities sales.

     The specific noninterest income changes, compared to the same quarter last year, were as follows: trust fees were $4.9 million, down 5.4% from last year mainly due to fees tied to lower stock market values; service charges on customer deposit accounts totaled $14.9 million, up $2.4 million due in part to increases in fee-based core deposit outstandings; credit card fees, including merchant services, increased 9.6%, to $9.7 million as credit card balances and associated fees continue to increase; ATM and other service fees and income from bank owned life insurance (“BOLI”) were relatively unchanged; income from investment services and insurance sales increased $1.3 million due in part to higher annuity sales, as discussed in the net interest income section of this document, as well as increased life insurance policy sales; manufactured housing fee income continues to decrease due to the cessation of MH originations in the fourth quarter 2001and because servicing income continues to decline as serviced MH assets pay down; loan sales and servicing income continues to benefit from low interest rates and increased volume, and totaled $4.9 million, an increase of $1.1 million or 28.2% from last year’s results; and other operating income was $4.3 million, unchanged from a year ago.

     The Corporation recognizes other income as an important complement to net interest income as it provides a source of revenues less-sensitive to the interest rate environment. Consequently, the Corporation remains focused on new noninterest income opportunities.

Other Expenses

     Other (noninterest) expenses totaled $73.9 million for the 2003 first quarter compared to $69.3 million for the same 2002 quarter, an increase of 6.7%. The efficiency ratio at 48.66% was worse than the efficiency ratio of 46.21% recorded for the three months ended March 31, 2002. The 2003 first quarter efficiency ratio indicates it took 48.66 cents in operating costs to generate each dollar of net revenue.

     For the three months ended March 31, 2003, increases in operating costs compared to first quarter 2002 occurred as follows: salaries, wages, pension and benefits rose $3.6 million primarily due to annual merit increases, higher health care costs for employees and retirees, and higher pension expense, which has been negatively impacted by stock market declines; net occupancy costs increased 6.2% due in part to a colder winter that caused an increase in the costs of utilities; professional services were up 13.9% partially due to legal costs incurred in association with the receivership of a business in settlement of its loan default.

FINANCIAL CONDITION

Investment Securities

     The book value and market value of investment securities, including mortgage-backed securities and derivatives, at March 31, 2003, by contractual maturity, are included in Note 4 to the consolidated financial statements.

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

Loans

     Total loans outstanding at March 31, 2003 totaled $7.13 billion compared to $7.21 billion at December 31, 2002 and $7.37 billion at March 31, 2002.

	As of March 31, 2003	As of March 31, 2002

Commercial loans	$3,444,746	3,537,540

Mortgage loans	528,769	607,770

Installment loans	1,541,707	1,533,784

Home equity loans	606,535	526,004

Credit card loans	135,927	129,239

Manufactured housing loans	686,471	784,333

Leases	181,167	247,707

Total Loans	$7,125,322	7,366,377

     Discussion of the Corporation’s loan mix strategy as well as changes in average balances for the three months ended March 31, 2002 compared to the three months ended March 31, 2003 can be found in the Net Interest Income section of this document.

     Maturity cashflows and interest rate information for commercial loans is presented in the following table.

Commercial Loan Cashflow Schedule	As of March 31, 2003

Due in one year or less	$1,605,736

Due after one year but within five years	1,422,965

Due after five years	416,045

Totals	$3,444,746

Due after one year with a predetermined fixed interest rate	$1,224,698

Due after one year with a floating interest rate	614,312

Totals	$1,839,010

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

(Dollars in thousands)	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2003		December 31, 2002		March 31, 2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest DDA	$1,238,553	—	1,183,642	—	1,125,834	—

Interest-bearing DDA	744,516	0.16%	716,992	0.25%	690,285	0.28%

Savings deposits	2,177,493	0.86%	2,110,039	1.13%	2,076,168	1.23%

CDs and other time	3,545,023	3.42%	3,714,937	3.99%	3,746,861	4.39%

	$7,705,585	1.83%	7,725,610	2.25%	7,639,148	2.51%

     Average CDs totaled $3.545 billion for the quarter ended March 31, 2003, down 5.4% from $3.746 billion for the 2002 quarter. On a percentage basis, average CDs were 43.2% and 46.4%, respectively, of total interest-bearing funds for the March 31, 2003 and 2002 quarters. Average savings deposits, including money market accounts, were 26.6% of interest-bearing funds during the quarter ended March 31, 2003 and 25.7% for the same period last year. Interest-bearing demand deposits were 9.1% of total interest-bearing funds during the three months ended March 31, 2003 compared to 8.6% for the quarter ended March 31, 2002. Wholesale borrowings increased from 19.1% of interest-bearing funds during the three months ended March 31, 2002 to 21.1% for the March 31, 2003 quarter. Interest-bearing liabilities funded 83.1% of average earning assets during the quarter ended March 31, 2003 and 84.4% during the quarter ended March 31, 2002.

     In summary, there was a significant increase in average core deposits, defined as checking accounts, savings accounts and money market savings products, during the quarter compared to the same period in 2002. Average CDs declined in part due to customer desire to remain liquid during the low interest rate environment as well as marketing efforts to increase sales of fixed-rate annuities.

     The following table summarizes the certificates and other time deposits in amounts of $100 thousand or more as of March 31, 2003 by time remaining until maturity.

(Dollars in thousands)
Maturing in:	Amount

Under 3 months	$388,080

3 to 12 months	164,405

Over 12 months	209,958

$762,443

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

     The interest rate risk position is measured and monitored using sophisticated and detailed risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2003:

Effect on Net Interest Income of Immediate Change in Rates:

	-100		+100	+200
	basis points		basis points	basis points

March 31, 2003	-	6.43%	+5.58%	+8.91%

     The March 31, 2003 net interest income sensitivity includes the estimated change in the value of mortgage servicing rights (“MSRs”) due to changes in interest rates. Previously, the Corporation did not include the MSRs’ sensitivity in its risk figures. MSRs increase in value as interest rates rise and fall in value when interest rate decline as the expected mortgage loan servicing cash flows are impacted by mortgage loan prepayments. The net interest income sensitivity, net of the MSRs’ interest rate sensitivity, for the -100 basis points, +100 basis points and +200 basis points scenario was -5.49%, +3.77% and +7.02%

respectively. During April 2003, the Corporation hedged the interest rate risk of the MSRs which reduced the Corporation’s asset sensitive position.

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

Capital Resources

     Shareholders’ equity at March 31, 2003 totaled $975.7 million compared to $964.7 million at December 31, 2002 and $921.7 million at March 31, 2002.

     The following table reflects the various measures of capital:

	March 31, 2003		December 31, 2002		March 31, 2002
(In thousands)
Total equity	$975,720	9.24%	964,657	9.03%	921,712	9.01%

Common equity	974,627	9.23%	963,564	9.02%	920,503	9.00%

Tangible common equity (a)	829,179	7.96%	817,894	7.76%	781,160	7.74%

Tier 1 capital (b)	850,589	9.93%	833,398	9.65%	806,174	9.33%

Total risk-based capital (c)	1,107,343	12.93%	1,091,054	12.63%	1,063,871	12.31%

Leverage (d)	850,589	8.17%	833,398	8.11%	806,174	7.97%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2003, the Corporation’s risk-based capital equaled 12.93% of risk adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.25 paid in the first quarter has an indicated annual rate of $1.00 per share.

LIQUIDITY RISK MANAGEMENT

     Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations in a timely manner. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation considers core earnings, strong capital ratios and credit quality essential for maintaining high credit ratings, which allow the Corporation cost-effective access to market-based liquidity. The Corporation relies on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk. Customer-based core deposits, the Company’s largest and most cost effective source of liquidity, accounted for 82.1% as of March 31, 2003 as compared to 83.2% as of December 31, 2002.

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

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. Additionally liquidity is provided from sales of investment portfolio securities, the ability to acquire large and brokered deposits, and the ability to securitize or package loans for sale.

     Funding Trends for the Quarter — During the three months ended March 31, 2003, total loans decreased $89 million, principally due to mortgage loans held for sale declining $136 million as the mortgage loans were delivered to the secondary market. During the same period, investment securities increased $89 million as the company invested excess liquidity in short term investments. Total funding decreased $140 million during the quarter as the Corporation sold mortgage loans held for sale. Deposits at quarter end were $7,714 million, a slight increase during the quarter of $3 million, or .03%. Although the volume of customer deposits was unchanged the composition shifted as retail CDs declined while money market accounts increased. During the three months ended March 31, 2003, in response to customers’ preferences for short-term liquidity, the Corporation introduced a promotional money market product, which increased money market accounts $187 million or 17%, while retail certificates of deposit balances decreased by $180 million during the same period.

     Parent Company Liquidity — The Parent Company manages its liquidity principally through dividends from the bank subsidiary. During the first quarter of 2003, FirstMerit Bank paid FirstMerit Corporation a total of $21 million in dividends. As of March 31, 2003, FirstMerit Bank had an additional $17 million available to pay dividends without regulatory approval. Total cash balances at the parent on March 31, 2003 were $74 million.

FORWARD-LOOKING, SAFE-HARBOR STATEMENT

     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

PART II. — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	2002 Stock Option Program (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 6, 2003)*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

Exhibit
Number

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on March 6, 2003)*
10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*
10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6, 2003)*
10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.31	Employment Agreement of Sid A. Bostic dated April 17, 2002 (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 6, 2003)*
10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*
10.34	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.34 to the Form 10-K filed by the registrant on March 6, 2003)*
10.35	Form of FirstMerit Corporation Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.35 to the Form 10-K filed by the registrant on March 6, 2003)*
10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

Exhibit
Number

10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.39	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
10.40	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.41	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
99.1	Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

*	Indicates management contract or compensatory plan or arrangement

(b)  Form 8-K

     On April 17, 2003, the registrant filed a Form 8-K to announce its financial results for the fiscal quarter ended March 31, 2003.

     On March 13, 2003, the registrant filed a Form 8-K to make public the certifications made by its Chief Executive Officer and Chief Financial Officer in connection with the filing of the registrant’s Form 10-K for its fiscal year ended December 31, 2002. These certifications were made pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The report was filed pursuant to Form 8-K, Item 9, to make public information the registrant elected to disclose pursuant to Regulation FD, Rules 100-103.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By: /s/TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

By: /s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer