Form 10-Q
period 2003-06-30
FIRSTMERIT CORP /OH/
filed 2003-08-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2003

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
August 11, 2003
84,491,183

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO[  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[  ]

FIRSTMERIT CORPORATION

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

     The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of June 30, 2003 (unaudited), December 31, 2002 and June 30, 2002 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2003 (unaudited) and 2002 (unaudited)

Consolidated Statements of Cash Flows for the six months ended June 30, 2003 (unaudited) and 2002 (unaudited)

Notes to Consolidated Financial Statements as of June 30, 2003 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition as of June 30, 2003, December 31, 2002 and June 30, 2002 and Results of Operations for the quarters and six-month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Internal Control over Financial Reporting for the Quarter Ended June 30, 2003.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31	June 30

(Unaudited, except December 31, 2002)	2003	2002	2002

ASSETS
Investment securities and federal fund sold	$2,602,836	2,517,680	2,339,024
Loans held for sale	31,543	169,969	67,131
Commercial loans	3,437,977	3,430,396	3,510,379
Mortgage loans	553,329	560,510	587,377
Installment loans	1,596,973	1,564,588	1,554,265
Home equity loans	627,379	597,060	549,866
Credit card loans	136,973	141,575	133,952
Manufactured housing loans	661,909	713,715	767,986
Leases	167,674	206,461	233,315

Total loans	7,182,214	7,214,305	7,337,140
Less allowance for loan losses	119,192	122,790	122,790

Net loans	7,063,022	7,091,515	7,214,350
Cash and due from banks	308,697	233,568	226,468
Premises and equipment, net	113,701	116,282	117,238
Goodwill	139,254	139,245	139,473
Intangible assets	5,980	6,425	6,871
Accrued interest receivable and other assets	400,420	413,522	403,896

Total assets	$10,665,444	10,688,206	10,514,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,428,645	1,264,640	1,188,962
Demand-interest bearing	766,463	777,771	730,090
Savings and money market accounts	2,428,042	2,082,361	2,098,569
Certificates and other time deposits	3,168,487	3,586,487	3,723,019

Total deposits	7,791,637	7,711,259	7,740,640
Wholesale borrowings	1,718,429	1,821,120	1,653,521

Total funds	9,510,066	9,532,379	9,394,161
Accrued taxes, expenses, and other liabilities	165,328	191,170	161,368

Total liabilities	9,675,394	9,723,549	9,555,529
Shareholders’ equity:
Preferred Stock, without par value authorized 7,000,000 shares
Preferred Stock, Series A, without par value designated 800,000 shares; none outstanding
Cumulative convertible preferred stock, Series B, without par value: designated 220,000 shares; 42,036, 49,697 and 45,436 shares outstanding at June 30, 2003, June 30, 2002 and December 31, 2002, respectively	1,011	1,093	1,194
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 shares	127,937	127,937	127,937
Capital surplus	111,791	112,300	112,226
Accumulated other comprehensive income (loss)	(2,625)	3,924	14,756
Retained earnings	941,974	909,238	882,679
Treasury stock, at cost, 7,537,719, 7,105,072 and 7,520,875 at June 30, 2003, June 30, 2002 and December 31, 2002, respectively	(190,038)	(189,835)	(179,870)

Total shareholders’ equity	990,050	964,657	958,922

Total liabilities and shareholders’ equity	$10,665,444	10,688,206	10,514,451

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(Unaudited)
	(In thousands except per share data)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans, including held for sale	$118,721	135,137	240,872	271,465
Interest and dividends on securities and federal funds sold	25,214	28,097	52,606	56,423

Total interest income	143,935	163,234	293,478	327,888

Interest expense:
Demand-interest bearing	269	478	566	953
Savings and money market accounts	5,529	6,227	10,157	12,504
Certificates and other time deposits	26,083	37,226	55,972	77,750
Wholesale borrowings	13,072	13,530	26,099	26,242

Total interest expense	44,953	57,461	92,794	117,449

Net interest income	98,982	105,773	200,684	210,439
Provision for loan losses	23,442	18,762	46,938	38,076

Net interest income after provision for loan losses	75,540	87,011	153,746	172,363

Other income:
Trust department income	5,442	5,398	10,328	10,564
Service charges on deposits	15,292	13,451	30,180	25,909
Credit card fees	10,989	9,776	20,715	18,648
ATM and other service fees	3,201	3,310	6,091	6,397
Bank owned life insurance income	3,159	3,221	6,388	6,482
Investment services and insurance	2,801	2,948	6,434	5,319
Manufactured housing income	506	457	1,059	1,086
Securities gains	3,106	1,044	5,972	4,643
Loan sales and servicing income	5,701	1,128	10,611	4,959
Other operating income	3,684	3,165	7,955	7,456

Total other income	53,881	43,898	105,733	91,463

	129,421	130,909	259,479	263,826
Other expenses:
Salaries, wages, pension and employee benefits	36,488	33,178	73,627	66,725
Net occupancy expense	5,559	5,327	11,543	10,961
Equipment expense	3,663	3,917	7,570	7,792
Stationery, supplies and postage	2,735	2,670	5,765	5,595
Bankcard, loan processing and other costs	7,324	6,975	13,801	13,419
Professional services	2,739	2,451	5,361	4,754
Amortization of intangibles	223	223	445	445
Other operating expense	16,983	14,760	31,477	29,070

Total other expenses	75,714	69,501	149,589	138,761

Income before Federal income taxes	53,707	61,408	109,890	125,065
Federal income taxes	16,780	19,376	34,681	39,565

Net income	$36,927	42,032	75,209	85,500

Other comprehensive income (loss), net of tax:
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	798	21,664	(2,667)	14,370
Less: reclassification adjustment for securities’ (gains) losses realized in net income, net of taxes	(2,019)	(679)	(3,882)	(3,018)

Net unrealized gains (losses), net of tax (expense) benefit	(1,221)	20,985	(6,549)	11,352

Comprehensive income	$35,706	63,017	68,660	96,852

Basic net income per share	$0.44	0.49	0.89	1.00

Diluted net income per share	$0.44	0.49	0.89	1.00

Dividends paid	$0.25	0.24	0.50	0.48

Weighted-average shares outstanding - basic	84,470	85,005	84,491	84,981
Weighted-average shares outstanding - diluted	84,880	85,780	84,881	85,767

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 30,

(Unaudited)	2003	2002

Operating Activities
Net income	$75,209	85,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46,938	38,076
Depreciation and amortization	7,273	7,768
Amortization of investment securities premiums, net	6,690	1,127
Accretion of income for lease financing	(6,898)	(8,056)
Gains on sales of investment securities, net	(5,972)	(4,643)
Deferred federal income taxes	—	14,683
(Increase) decrease in interest receivable	2,569	(4,217)
Decrease in interest payable	(19,237)	(5,201)
Proceeds from sales of loans held for sale	686,304	309,752
Gains on sales of loans	(5,540)	(483)
Amortization of intangible assets	445	445
Other changes	7,659	209

NET CASH PROVIDED BY OPERATING ACTIVITIES	795,440	434,960

Investing Activities
Dispositions of investment securities:
Available-for-sale - sales	732,349	336,411
Available-for-sale - maturities	653,741	247,404
Purchases of investment securities available-for-sale	(1,479,996)	(882,599)
Net increase in federal funds sold	(1,000)	—
Net increase in loans and leases	(553,885)	(313,785)
Purchases of premises and equipment	(6,507)	(4,358)
Sales of premises and equipment	1,815	837

NET CASH USED IN INVESTING ACTIVITIES	(653,483)	(616,090)

Financing Activities
Net increase in demand, savings and money market deposits	498,378	203,121
Net decrease in certificates and other time accounts	(418,000)	(1,881)
Net increase (decrease) in wholesale borrowings	(103,737)	65,242
Cash dividends - common and preferred	(42,473)	(41,390)
Purchase of treasury shares	(2,036)	(12,784)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	1,040	5,270

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(66,828)	217,578

Increase in cash and cash equivalents	75,129	36,448
Cash and cash equivalents at beginning of period	233,568	190,020

Cash and cash equivalents at end of period	$308,697	226,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the quarter for:
Interest, net of amounts capitalized	$53,709	47,707
Federal income taxes	$46,370	18,331

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2003 (unaudited)

1.     Company Organization and Financial Presentation - FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition FirstMerit Corporation owns all of the common stock of Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp.

     The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of June 30, 2003 and 2002, and for the three months and six months ended June 30, 2003 and June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2002.

2.     Recent Accounting Pronouncements - In May 2003, The Financial Accounting Standard Board (“FASB”) issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation did not enter into or modify any financial instruments after May 31, 2003 that were classified as equity and subject to the provisions of SFAS 150. The Corporation is currently evaluating the impact of this statement, but does not expect it to have a material impact on its consolidated financial position and results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Corporation did not modify or enter into any contracts that would be affected by SFAS 149. Management is in the process of evaluating the impact of this statement, but does not expect it to have a material impact on the Corporation’s consolidated financial position and results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 is an amendment of SFAS 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation is currently evaluating which of the three methods under the transitional guidance of SFAS 148 it will adopt in 2003.

     The following pro forma disclosure illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 for all periods presented. The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions which can materially affect fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. Other models are currently under review and may be used by the Corporation for future disclosure.

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income, as reported	$36,927	42,032	75,209	85,500

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(629)	(577)	(1,275)	(1,154)

Pro forma Net income	$36,298	41,455	73,934	84,346

Basic EPS - as reported	$0.44	0.49	0.89	1.00

Basic EPS - pro forma	$0.43	0.49	0.87	0.99

Diluted EPS - as reported	$0.44	0.49	0.89	1.00

Diluted EPS - pro forma	$0.43	0.48	0.87	0.98

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003. The Corporation did not create any entities post January 31, 2003 that would be affected by the provisions of FIN 46.

     As required by FIN 46, the Corporation is assessing its relationships and arrangements with legal entities formed prior to February 1, 2003 to identify VIEs in which the Corporation holds a significant variable interest and to determine if the Corporation should therefore consolidate or “de-consolidate” these entities. As detailed in Footnote 10 in the audited consolidated financial statements for the fiscal year ended December 31, 2002, the Corporation has a fully-consolidated subsidiary trust that issued corporation-obligated mandatorily redeemable preferred capital securities. These securities are carried as liabilities on the Corporation’s balance sheet. During 1998 and 1999, the Corporation acquired 57.2% of these securities in the open market. Management believes that the Corporation is the primary beneficiary of these trust preferred securities and are properly consolidated under FIN 46.

     The Corporation is currently evaluating the synthetic lease transaction entered into during March, 2001 related to First Merit’s headquarters building under the various adoption methods permitted under FIN 46. The most significant impact of this new guidance would be on the Corporation’s balance sheet since consolidating additional entities will increase assets and liabilities. While consolidation of previously unconsolidated entities under FIN 46 will represent an accounting change, it will not affect the Corporation’s legal rights or obligations to these entities. The Corporation does not believe that the requirements of FIN 46 will have a material impact on the results of operations, financial position, or liquidity. The Corporation will reflect the adoption of this new standard in the third quarter of 2003.

3.     Critical Accounting Policies - The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for loan losses), as described in the 2002 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2002 Form 10-K. Within the “Other Income” section of the first quarter 2003 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year end in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity.)

4.     Investment Securities - All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities
classified as available for sale are as follows:

	June 30, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasuries and agencies	$668,850	6,030	456	674,424
Obligations of state and political subdivisions	99,934	4,875	26	104,783
Mortgage-backed securities	1,556,173	28,391	987	1,583,577
Other securities	245,485	2,156	8,589	239,052

	$2,570,442	41,452	10,058	2,601,836

			Book Value	Market Value

Due in one year or less			$146,669	148,064
Due after one year through five years			2,127,923	2,159,362
Due after five years through ten years			141,424	142,605
Due after ten years			154,426	151,805

			$2,570,442	2,601,836

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.6 billion at June 30, 2003, $1.8 billion at December 31, 2002, and $1.6 billion at June 30, 2002.

5.     Allowance for loan losses (“ALL”) - The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the first six months of the current and prior year, and for the year ended December 31, 2002 is shown in the following table.

Allowance for Loan Losses Activity

	Quarter		Six months		Quarter		Six months
	ended,		ended,		ended,		ended,
Dollars in thousands	June 30, 2003		June 30, 2003		June 30, 2002		June 30, 2002

Allowance — beginning of period	$119,001		122,790		122,790		125,235
Reclassification to lease residual interest reserve	—		—		—		(2,540)
Loans charged off:
Commercial	7,057		17,341		4,541		8,332
Mortgage	194		297		81		293
Installment	9,807		20,641		8,035		16,905
Home equity	872		1,675		663		1,581
Credit cards	3,116		6,292		3,092		5,701
Manufactured housing	5,588		11,419		6,065		13,579
Leases	2,345		3,446		810		1,495

Total charge-offs	$28,979		61,111		23,287		47,886

Recoveries:
Commercial	773		1,282		92		469
Mortgage	2		4		16		31
Installment	3,010		5,983		2,898		6,291
Home equity	266		494		339		513
Credit cards	510		937		522		1,168
Manufactured housing	949		1,543		515		1,094
Leases	218		332		143		339

Total recoveries	$5,728		10,575		4,525		9,905

Net charge-offs	$23,251		50,536		18,762		37,981

Provision for loan losses	23,442		46,938		18,762		38,076

Allowance — end of period	$119,192		119,192		122,790		122,790

Annualized net charge offs as a percentage of average loans	1.30%		1.42%		1.02%		1.04%
Allowance for loan losses as a % of loans outstanding at end of period	1.66%		1.66%		1.67%		1.67%
Allowance for loan losses as a multiple of annualized net charge offs	1.28	X	1.17	X	1.63	X	1.60	X

6.     Asset Quality - Nonperforming assets are defined by the Corporation as nonaccrual loans, restructured loans, and other real estate (“ORE”). Impaired loans are defined as loans for which, based on current information or events, it is probable the Corporation will be unable to collect all amounts due according to the loan contract. Impaired loans must be valued based on the present value of the loans’ expected future cash flows (at the loans’ effective interest rates), at the loans’ observable market prices, or at the fair value of the underlying collateral. Under the Corporation’s credit policies and practices, all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, meet the definition of impaired loans.

(Dollars in thousands)

	June 30,	December 31,	June 30,
Nonperforming Assets	2003	2002	2002

Impaired Loans:
Nonaccrual	$71,081	72,035	79,810
Restructured	46	48	54

Total impaired loans	71,127	72,083	79,864

Other Loans:
Nonaccrual	11,425	10,248	10,741
Restructured	—	—	—

Total nonperforming loans	82,552	82,331	90,605

ORE	5,797	7,203	4,856

Total nonperforming assets	88,349	89,534	95,461

Loans past due 90 days or more accruing interest	$28,603	43,534	28,736

Total nonperforming assets as a percentage of total loans and ORE	1.23%	1.24%	1.30%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

7.     Goodwill and Intangible Assets - SFAS 142, “Goodwill and other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. Based on the Corporation’s modeling of the value of goodwill performed in the first quarter of 2003, no impairment of goodwill was indicated.

8.     Earnings per Share - The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

		Six months		Six months
	Quarter ended	ended	Quarter ended	ended
Dollars in thousands except EPS	June 30, 2003	June 30, 2003	June 30, 2002	June 30, 2002

BASIC EPS:
Net income	$36,927	75,209	42,032	85,500

Less: preferred stock dividends	(18)	(36)	(20)	(40)

Net income applicable to common shares	36,909	75,173	42,012	85,460

Average common shares outstanding	84,469,748	84,491,041	85,005,091	84,980,829

Net income per share - basic	$0.44	0.89	0.49	1.00

DILUTED EPS:
Net income available to common shares	$36,909	75,173	42,012	85,460

Add: preferred stock dividends	18	36	20	40

Add: interest expense on convertible bonds	9	17	9	19

Net income used in diluted EPS calculation	36,936	75,226	42,041	85,519

Avg common shares outstanding	84,469,748	84,491,041	85,005,091	84,980,829

Add: Equivalents from stock options	231,431	206,724	571,573	579,621

Add: Equivalents-convertible bonds	62,405	62,405	65,643	67,593

Add: Equivalents from convertible preferred stock	116,607	121,297	137,859	138,604

Average common shares and equivalents outstanding	84,880,191	84,881,467	85,780,166	85,766,647

Net income per common share - diluted	$0.44	0.89	0.49	1.00

     For the quarters ended June 30, 2003 and 2002, options to purchase 4.9 million and 0.5 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

     The Corporation’s business is conducted solely in the United States. The Corporation evaluates performance based on profit or loss from operations before income taxes. The following tables present a summary of financial results for the three-month and six-month periods ended June 30, 2003 and 2002:

			Parent Company,
	Supercommunity		Other Subsidiaries,
June 30, 2003	Banking		Eliminations		FirstMerit Consolidated

OPERATIONS (000s) :	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD

Net interest income	$97,748	198,186	1,234	2,498	98,982	200,684

Provision for loan losses	23,442	46,563	—	375	23,442	46,938

Other income	53,445	104,948	436	785	53,881	105,733

Other expenses	75,270	148,741	444	848	75,714	149,589

Net income	$36,045	73,792	882	1,417	36,927	75,209

AVERAGES (millions):
Assets	$10,541	10,552	37	38	10,578	10,590

Loans	7,152	7,158	5	5	7,157	7,163

Earnings assets	9,813	9,826	25	25	9,838	9,851

Deposits	7,791	7,787	(81)	(79)	7,710	7,708

Shareholders’ equity	$786	780	197	198	983	978

			Parent Company,
	Supercommunity		Other Subsidiaries,
June 30, 2002	Banking		Eliminations		FirstMerit Consolidated

OPERATIONS (000s) :	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD

Net interest income	$104,469	207,849	1,304	2,590	105,773	210,439

Provision for loan losses	18,762	38,076	—	—	18,762	38,076

Other income	43,476	90,609	422	854	43,898	138,761

Other expenses	69,232	138,217	269	544	69,501	138,761

Net income	$41,013	83,534	1,019	1,966	42,032	85,500

AVERAGES (millions):
Assets	$10,390	10,299	30	42	10,420	10,341

Loans	7,359	7,377	3	3	7,362	7,380

Earnings assets	9,672	9,604	18	19	9,670	9,623

Deposits	7,707	7,685	(25)	(24)	7,682	7,661

Shareholders’ equity	$799	790	139	139	938	929

10.     Accounting for Derivatives - The Corporation follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for its derivative activities. At June 30, 2003, the Corporation had twenty-eight interest rate swaps that were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Twenty-five of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003, two of the swaps hedge customer fixed-rate CDs, and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualified for shortcut then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet and statement of consolidated income. The remaining hedge does not meet all the criteria necessary to be considered shortcut. Therefore, the “long-haul accounting method” is utilized. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     The results of the long-haul method of accounting on the Corporation’s consolidated statements of income and comprehensive income was zero since effectiveness and other qualifying criteria were achieved. The derivatives’ impact to the consolidated balance sheets at June 30, 2003, December 31, 2002 and June 30, 2002 was immaterial.

     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation manages the interest-rate risk and pricing risk associated with its mortgage commitment pipeline (i.e., the time frame from loan application to loan closing) and its warehouse (i.e., the time frame from loan closing until delivery into the secondary mortgage market). Loans within the Corporation’s mortgage commitment pipeline include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest rate risk, the Corporation sells loans forward to investors using forward sales commitments.

     In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives which are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the interest risk on the IRLC and warehouse loans are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded to current period earnings.

     FirstMerit Mortgage Corporation uses mortgage-backed securities for derivative financial instruments to hedge the interest rate risk associated with its portfolio of capitalized MSR’s.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended

(Dollars in thousands)	June 30, 2003			December 31, 2002

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$2,248,147	21,480	3.83%	1,867,639	93,682	5.02%
Obligations of states and political subdivisions (tax-exempt)	105,414	1,894	7.21%	111,027	7,993	7.20%
Other securities	260,639	2,490	3.83%	274,037	11,985	4.37%

Total investment securities	2,614,200	25,864	3.97%	2,252,703	113,660	5.05%
Federal funds sold & other interest-earning assets	2,482	8	1.29%	2,655	43	1.62%
Loans held for sale	63,678	715	4.50%	79,071	4,414	5.58%
Loans	7,157,408	118,057	6.62%	7,350,952	533,255	7.25%
Total earning assets	9,837,768	144,644	5.90%	9,685,381	651,372	6.73%
Allowance for possible loan losses	(119,022)			(122,520)
Cash and due from banks	194,164			176,727
Other assets	664,987			665,975

Total assets	$10,577,897			10,405,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand- non-interest bearing	$1,296,372	—	—	1,183,642	—	—
Demand- interest bearing	753,386	269	0.14%	716,992	1,794	0.25%
Savings	2,367,223	5,529	0.94%	2,110,039	23,870	1.13%
Certificates and other time deposits	3,293,493	26,083	3.18%	3,714,937	148,401	3.99%

Total deposits	7,710,474	31,881	1.66%	7,725,610	174,065	2.25%
Wholesale borrowings	1,703,256	13,072	3.08%	1,562,259	52,352	3.35%

Total interest bearing liabilities	8,117,358	44,953	2.22%	8,104,227	226,417	2.79%
Other liabilities	181,317			170,102
Shareholders’ equity	982,850			947,592

Total liabilities and shareholders’ equity	$10,577,897			10,405,563

Net yield on earning assets	$9,837,768	99,691	4.06%	9,685,381	424,955	4.39%

Interest rate spread			3.68%			3.94%

[Additional columns below]

[Continued from above table, first column(s) repeated]

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended

(Dollars in thousands)	June 30, 2002

	Average		Average
	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,856,112	23,726	5.13%
Obligations of states and political subdivisions (tax-exempt)	113,111	2,159	7.66%
Other securities	278,343	3,025	4.36%

Total investment securities	2,247,566	28,910	5.16%
Federal funds sold & other interest-earning assets	2,747	12	1.75%
Loans held for sale	78,420	1,205	6.16%
Loans	7,361,674	133,978	7.30%
Total earning assets	9,690,407	164,105	6.79%
Allowance for possible loan losses	(122,716)
Cash and due from banks	170,915
Other assets	681,670

Total assets	10,420,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand- non-interest bearing	1,146,763	—	—
Demand- interest bearing	727,201	478	0.26%
Savings	2,117,347	6,227	1.18%
Certificates and other time deposits	3,690,503	37,226	4.05%

Total deposits	7,681,814	43,931	2.29%
Wholesale borrowings	1,631,782	13,530	3.33%

Total interest bearing liabilities	8,166,833	57,461	2.82%
Other liabilities	168,417
Shareholders’ equity	938,263

Total liabilities and shareholders’ equity	10,420,276

Net yield on earning assets	9,690,407	106,644	4.41%

Interest rate spread			3.97%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FirstMerit Corporation reported second quarter 2003 net income of $36.9 million, or $0.44 per diluted share (“EPS”), compared to $42.0 million, or $0.49 per diluted share for the 2002 second quarter.

     For the first six months ended June 30, 2003, FirstMerit reported net income of $75.2 million, or $0.89 per diluted share. In the same year-ago period, the Corporation reported net income of $85.5 million, and diluted EPS of $1.00.

     For the second quarter of 2003, returns on average common equity (“ROE”) and average assets (“ROA”) were 15.09% and 1.40%, respectively, compared with 17.99% and 1.62% for the prior year quarter. For the current year six-month period, ROE and ROA were 15.53% and 1.43%, respectively, compared to corresponding ratios of 18.58% and 1.67% for the same 2002 period.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus noninterest income, excluding gains from the sale of securities was $150.5 million for the second quarter of 2003, a 0.7% increase from the $149.5 million reported in the previous-year quarter. FTE net interest income declined 6.5% to $99.7 million from $106.6 million, reflecting the impact of a 35 basis point decline in the net interest margin to 4.06%, partially offset by a 1.5% increase in average earning assets to $9.8 billion.

     For the quarter ended June 30, 2003, non-interest income less net securities gains was $50.8 million, an increase of 18.4% from the $42.9 million recorded in the same period last year. Much of the fee increase was derived from higher loan sales and servicing income which increased by $4.6 million from $1.1 million in the year-ago quarter; service charges on deposits, up 13.7%, and credit card fees, up 12.4%, also experienced strong growth.

     Non-interest expense totaled $75.7 million for the 2003 second quarter, an 8.9% increase from the prior-year quarter. Salary and benefits expense, which resulted from merit raises, growth in commission income and rising benefits costs, rose 10.0% and accounted for approximately half of the increase in total non-interest expense. The remainder of the increase was spread across all major expense categories.

     Deposits totaled $7.8 billion at June 30, 2003, an increase of 0.7% over the year-ago quarter as a result of continued uncertainty in the stock market that has kept investors liquid. Time deposits declined 14.9% replaced by lower cost core deposits, which increased 15.1%. Core deposits now account for 59.3% of deposits, compared to 51.9% last year. Because of the influx in liquid deposits, the Corporation was able to replace higher costing CDS with lower yielding checking and savings instruments, and pay down wholesale borrowings.

     The loan loss provision was $23.4 million for the second quarter of 2003 as compared to $18.8 million for the same period last year. Non-performing assets declined from their year-ago high of $95.5 million to $88.3 million, or 1.23% of period-end loans plus ORE. Net charge-offs this quarter were $23.3 million, or 1.30% of average loans, up from $18.8 million in the year-ago quarter but down from the third-quarter 2002 high of $34.6 million, or 1.86% of average loans. As a result, the loan loss provision declined for the third consecutive quarter to $23.4 million, maintaining the allowance for loan losses at 1.66%, virtually unchanged from year-ago levels.

     Shareholders’ equity was $990.1 million on June 30, 2003. The Corporation’s capital position remains strong; average equity was 9.29% of average assets for the second quarter of 2003 compared to 9.00% for the prior-year quarter. Common dividends per share were $0.25 for the quarter, representing a payout of 56.8% of net income. Period end common shares outstanding were 84.5 million.

     The components of change in income per share for the current and prior year three-month and year-to-date periods were as follows:

	2003		2002

Changes in Earnings per Share	2nd Qtr	YTD	2nd Qtr	YTD

Diluted net income per share for the beginning of each period indicated	$0.49	1.00	0.39	0.84
Increases (decreases) due to:
Net interest income - taxable equivalent	(0.08)	(0.12)	0.12	0.29
Provision for loan losses	(0.05)	(0.10)	(0.11)	(0.19)
Other income	0.11	0.17	(0.02)	(0.02)
Other expenses	(0.07)	(0.13)	0.04	0.03
Federal income taxes - taxable equivalent	0.03	0.06	0.00	(0.02)
Cumulative effect of a change in accounting principle	0.00	0.00	0.07	0.07
Change in share base	0.01	0.01	0.00	0.00

Net change in diluted net income per share period-over-period	(0.05)	(0.11)	0.10	0.16

Diluted net income per share for the end of each period indicated	$0.44	0.89	0.49	1.00

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

     FTE net interest income for the quarter ended June 30, 2003 was $99.7 million compared to $106.6 million for the three months ended June 30, 2002. The $7.0 million decline in net interest income occurred because the $12.5 million decline in interest expense, compared to the same quarter last year, was less than the $19.5 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the historic or near historic low interest rate environment.

     Consistent with current year second quarter results, the six month net interest income of $202.1 million was less than last year’s $212.2 million because the $24.7 million decrease in interest expense was less than the $34.8 million decline in interest income.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2003 second quarter and six months ended June 30, 2003, compared to the same 2002 periods, were almost exclusively rate driven as lower yields on earning assets lessened interest income by $19.5 million and $34.8 million, respectively, during those periods. The table also depicts similar three-month and six-month declines in interest expense, again caused by the significant drop in interest rates from 2002 through the second quarter of 2003. The lower rates paid on customer deposits and wholesale borrowings in the 2003 quarter and six month periods, compared to the same 2002 periods, decreased interest expense by $10.3 million and $22.5 million, respectively.

(Dollars in thousands)	Quarter ended June 30, 2003			Six months ended June 30, 2003

RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)

	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME FTE
Investment securities	$3,439	(6,485)	(3,046)	8,357	(12,649)	(4,292)
Loans held for sale	(166)	(324)	(490)	512	(434)	78
Loans	(3,369)	(12,552)	(15,921)	(7,219)	(23,416)	(30,635)
Federal funds sold	(1)	(3)	(4)	20	(5)	15

Total interest income	$(97)	(19,364)	(19,461)	1,670	(36,504)	(34,834)

INTEREST EXPENSE
Demand-interest bearing	$9	(218)	(209)	30	(417)	(387)
Savings/money market accts	584	(1,282)	(698)	784	(3,131)	(2,347)
Certificate of deposits (“CDs”)	(3,144)	(7,999)	(11,143)	(4,911)	(16,867)	(21,778)
Wholesale borrowings	389	(847)	(458)	1,918	(2,061)	(143)

Total interest expense	$(2,162)	(10,346)	(12,508)	(2,179)	(22,476)	(24,655)

Net interest income	$2,065	(9,018)	(6,953)	3,849	(14,028)	(10,179)

Net Interest Margin

     The following table provides 2003 FTE net interest income and net interest margin totals as well as 2002 comparative amounts.

	Quarters ended		Six months ended
	June 30,		June 30,

(Dollars in thousands)	2003	2002	2003	2002

Net interest income	$98,982	105,773	200,684	210,439
Tax equivalent adjustment	709	871	1,373	1,797

Net interest income - FTE	$99,691	106,644	202,057	212,236

Average earning assets	$9,837,768	9,690,407	9,851,079	9,623,097

Net interest margin	4.06%	4.41%	4.14%	4.45%

     Average loan outstandings for the current year and prior year second quarters totaled $7.2 billion and $7.4, billion respectively. Increases in average loan balances from second quarter 2002 to second quarter this year occurred in installment, credit card and home equity loans, while commercial, residential mortgage, manufactured housing loans and leases declined. The loan migration toward higher-yielding consumer credits is consistent with the Corporation’s loan strategy. Principal repayments primarily from mortgage and manufactured housing loans were used to fund the loan growth noted in the other consumer and commercial portfolios. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to second quarter 2002, were as follows: commercial loans down $88.2 million or 2.5%; installment loans, direct and indirect on a combined basis, up $23.7 million or 1.5%; home equity loans continue to be a popular product in this low interest rate environment and rose $80.0 million or 14.9%; credit card loans up $3.9 million or 2.9%; manufactured housing (“MH”) loans, for which new origination ceased October 31, 2001, were down $98.3 million, or 12.6%; residential mortgage loans down $58.7 million, or 9.7%, and leases down $66.6 million, or 27.8%. The significant decline in average mortgage loans held on the Corporation’s balance sheet was primarily due to principal repayment, and loan refinancing activity. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2003 and 2002 second quarters equaled 72.8% and 76.0% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments as liquidity remains high and overall loan demand flat.

     Average deposits were $7.7 billion during the 2003 second quarter, up $28.7 million, or 0.4%, from the same period last year. The growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. The increase in core deposits was a result of uncertainty in the stock market that kept investors liquid. For the quarter ended June 30, 2003, average core deposits represented 57.3% of total average deposits compared to 52.0% for the 2002 second quarter. Average CDs and wholesale borrowings declined $397.0 million and $71.5 million, respectively, compared to the same categories in the prior year quarter. Average wholesale borrowings as a percentage of total interest-bearing funds equaled 21.0% for the 2003 second quarter and 20.0% for the same quarter one year ago. Because of the influx in liquid deposits, the Corporation was able to replace higher costing CDs with lower yielding checking and savings instruments and pay down wholesale borrowings. Average interest-bearing liabilities funded 82.5% of average earning assets in the current year quarter and 84.3% during the three months ended June 30, 2002.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, home equity and credit card outstandings, resulting in a lower concentration of commercial, manufactured housing and residential mortgage loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs and wholesale borrowings declined.

Other Income

     Other (non-interest) income for the quarter totaled $53.9 million, an increase of $10.0 million from the $43.9 million earned during the same period one year ago. For the six month year-to-date period, other income was $105.7 million, $14.3 million more than last year’s amount.

     Other income as a percentage of net revenue for the second quarter, was 35.8% compared to 29.4% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully-taxable equivalent (“FTE”) basis, plus other income, less gains from securities sales. Other income as a percentage of net revenue for the 2003 six-month period was 35.0% compared to 30.6% in 2002.

     The remaining changes in other income, compared to second quarter last year, were primarily as follows: trust department income, which has been negatively impacted by lower stock market values, was $5.4 million, up $0.04 million; service charges on deposit accounts totaled $15.3 million, up 13.7% due in part to increases in fee-based core deposits outstanding; credit card fees, including merchant services, increased 12.4%, to $11.0 million; ATM and other service fees declined $0.1 million; income from bank owned life insurance (“BOLI”) decreased $0.1 million; investment services and life insurance fees decreased $0.1 million; MH income increased $0.1 million; securities gains increased $2.1 million; loan sales and servicing income increased $4.6 million; and other operating income, increased $0.5 million compared to the year ago quarter. Results for the year-to-date categories were consistent with the quarterly trends just discussed.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities.

     The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Statements of Income and Comprehensive Income:

	Quarter ended,	Quarter ended,	Year ended,	Quarter ended,	Quarter ended,
	June 30,	March 31,	December 31,	June 30,	March 31,
Dollars in thousands	2003	2003	2002	2002	2002

Balance at beginning of period	$13,510	12,820	15,270	16,581	15,270
Addition of mortgage servicing rights	2,771	4,028	7,597	1,606	2,087
Amortization	(3,077)	(1,728)	(4,740)	(1,156)	(839)
Impairment	(2,593)	(1,610)	(5,307)	(1,216)	63

Balance at end of period	$10,611	13,510	12,820	15,815	16,581

     These balances represent the rights to service approximately $1.8 billion and $1.5 billion of mortgage loans on June 30, 2003 and 2002.

     For purposes of impairment evaluation and measurement, the MSR’s are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The fixed-rate loans are further stratified by rates less than 7.00%, then by a 100 basis point interest rate band, then by rates greater than 8.00%. The MSR’s are amortized over the period of and in proportion to the estimated net servicing revenues. A monthly value impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata.

     The Corporation continues to focus upon non interest income (fee income) as a means by which to diversify revenue.

Other Expenses

     Other (noninterest) expenses totaled $75.7 million for second quarter compared to $69.5 million in 2002, an increase of $6.2 million, or 8.9%. Other expenses for the six months ended June 30, 2003, were $149.6 million, up $10.8 million from the six months ended June 30, 2002.

     For the three months ended June 30, 2003, increases in operating costs compared to second quarter 2002 occurred as follows: salaries, wages, pension and benefits, rose $3.3 million, primarily due to, higher healthcare costs for employees and retirees, higher pension expense, as well as annual pay increases; bankcard, transaction, loan processing and other costs increased as a result of higher refinancing/new origination activity; other operating expense increased $1.5 million primarily due to increases in operating and collection costs. The trends that occurred during the quarter were also prevalent in the six-month results.

     The efficiency ratio of 50.17% for the second quarter, 2003 compares with the efficiency ratio of 46.36% recorded for the second quarter, 2002. The efficiency ratio for the three months ended June 30, 2003 indicates 50.17 cents of operating costs were spent in order to generate each dollar of net revenue.

FINANCIAL CONDITION

Investment Securities

     The amortized cost and market value of investment securities, including mortgage-backed securities, at June 30, 2003, by average remaining term, are included in Note 4 to the unaudited consolidated financial statements.

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

Loans

     Total loan outstandings at June 30, 2003 were $7.18 billion compared to $7.34 billion at June 30, 2002.

	As of	As of
(Dollars in thousands)	June 30, 2003	June 30, 2002

Commercial loans	$3,437,977	3,510,379
Mortgage loans	553,329	587,377
Installment loans	1,596,973	1,554,265
Home equity loans	627,379	549,866
Credit card loans	136,973	133,952
Manufactured housing (“MH”) loans	661,909	767,986
Leases	167,674	233,315

Total Loans	$7,182,214	7,337,140

The commercial loan portfolio was impacted by lower demand for credit in light of current economic conditions and reflected the Corporation’s strategy to maintain the granularity of the commercial portfolio by retaining smaller exposures to individual credits. The decline in MH loans reflects the Corporation’s previous decision to cease origination of these loans. While the Corporation originated $369.1 million of mortgage loans in the second quarter, 2003 compared to $171.2 million in same period of 2002, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 can be found in the Net Interest Income section of this document.

     Expected cash flow and interest rate information for commercial loans is presented in the following table.

As of
Commercial Loan Cash Flow Schedule	June 30, 2003

Due in one year or less	$1,510,352
Due after one year but within five years	1,353,834
Due after five years	573,791

Totals	$3,437,977

Due after one year with a predetermined fixed interest rate	$1,236,241
Due after one year with a floating interest rate	691,384

Totals	$1,927,625

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2003		December 31, 2002		June 30, 2002

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	1,296,372	—	1,183,642	—	1,146,763	—
Interest-bearing DDA	753,386	0.14%	716,992	0.25%	727,201	0.26%
Savings deposits and money market accounts	2,367,223	0.94%	2,110,039	1.13%	2,117,347	1.18%
CDs and other time deposits	3,293,493	3.18%	3,714,937	3.99%	3,690,503	4.05%

Total	7,710,474	1.66%	7,725,610	2.25%	7,681,814	2.29%

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.05 billion during the 2003 second quarter, up $175.8 million or 9.4% from second quarter 2002. Savings deposits, including money market savings accounts averaged $2.37 billion, $249.9 million or 11.8% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $425.7 million or 10.7%, and represented 57.3% of total average deposits for the second quarter compared to 52.0% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.75% was 20 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.29 billion for the second quarter, down 10.8% from the same quarter last year. Average rates paid on CDs fell 87 basis points from 4.05% in the 2002 quarter to 3.18% this year. On a percentage basis, average CDs were 40.6% and 45.2%, respectively, of total interest-bearing funds for the June 30, 2003 and 2002 quarters.

     Wholesale borrowings increased to 21.0% of interest-bearing funds during the three months ended June 30, 2003 from 20.0% for the June 30, 2002 quarter. Interest-bearing liabilities funded 82.5% of average earning assets during the quarter ended June 30, 2003 and 84.3% during the quarter ended June 30, 2002. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2002. The Corporation’s change in funding mix from higher priced CDs and wholesale borrowings toward less expensive core deposits has helped to mitigate the decline in net interest margin compared to the second quarter last year.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2003.

(Dollars in thousands)

Maturing in:	Amount

Under 3 months	$313,487
3 to 12 months	179,150
Over 12 months	178,825

$671,462

Market Risk

     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. The Corporation is primarily exposed to interest rate risk as a result of offering a wide array of financial products to its customers.

     Changes in market interest rates may result in changes in the fair market value of the Corporation’s financial instruments, cash flows, and net interest income. The Corporation seeks to achieve consistent growth in net interest income and capital while managing volatility arising from shifts in market interest rates. The Asset and Liability Committee (“ALCO”) oversees market risk management, establishing risk measures, limits, and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. According to these policies, responsibility for measuring and the management of interest rate risk resides in the Corporate Treasury function.

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

     The interest rate risk position is measured and monitored using risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near-term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2003:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-50 basis	+100 basis	+200 basis
	points	points	points

June 30, 2003	(1.68)%	1.78%	3.02%

     Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by the ALCO department. The ALCO department uses a data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts), balance trends, and repricing relationships reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly. Each year, during the fourth quarter, the forecasting accuracy of the model is tested in a back-test study. This study measures how closely the model would have predicted future net interest income by substituting actual interest rates and balance sheet volumes in a historical model, such as the risk model from one year ago. All other assumptions remain as they were in the historical model. Net interest income is simulated and compared to actual results. The results of the back-test performed in December 2002, using the volatile period of January 2001 through November 2001, showed the model’s assumptions were appropriate as simulated net interest income was within 0.5% of realized net interest income. ALCO and the Board of Directors review the results of the back-test study.

     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet.

     During the quarter, the Corporation reinvested portfolio cash flows into short-term securities in anticipation of rising market interest rates and to avoid locking in long-term yields in a low interest rate environment. The Corporation has primarily invested in hybrid adjustable rate securities whose coupons are fixed for five or seven years and short-term structured mortgage-backed securities, also called collateralized mortgage obligations or “CMOs,” whose average life does not materially extend as interest rates rise. The duration of the portfolio is 1.94 years as of June 30, 2003.

During the quarter, $68 million of higher cost retail CDs were allowed to run off the balance sheet. These funds were replaced with money market account balances, which grew $171 million during the quarter. Brokered CDs decreased $82 million during the quarter. The Corporation’s loan to deposit ratio improved to 92.8% for the quarter ended June 30, 2003 compared to 95.8% at June 30, 2002.

Capital Resources

     Shareholders’ equity at June 30, 2003 totaled $990.1 million compared to $964.7 million at December 31, 2002 and $958.9 million at June 30, 2002.

The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
	2003		2002		2002
(In thousands)
Total equity	$990,050	9.28%	964,657	9.03%	958,922	9.12%
Common equity	989,039	9.27%	963,564	9.02%	957,728	9.11%
Tangible common equity (a)	843,814	8.02%	817,894	7.76%	818,583	7.89%
Tier 1 capital (b)	866,245	10.06%	833,398	9.65%	812,267	9.34%
Total risk-based capital (c)	1,123,519	13.05%	1,091,054	12.63%	1,070,650	12.31%
Leverage (d)	$866,245	8.34%	833,398	8.11%	812,267	7.92%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2003, the Corporation’s risk-based capital equaled 13.05% of risk adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.25 paid in the second quarter has an indicated annual rate of $1.00 per share.

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

     Funding Trends for the Quarter - During the three months ended June 30, 2003, increases in the Corporation’s deposit base of $78 million were used to fund loan growth of $57 million.

     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the second quarter and six months ended June 30, 2003, FirstMerit Bank paid FirstMerit Corporation a total of $21 million and $42 million, respectively, in dividends. As of June 30, 2003, Firstmerit Bank had an additional $31.8 million available to pay dividends without regulatory approval.

Forward-looking Safe-harbor Statement

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

ITEM 4. CONTROLS AND PROCEDURES

     Management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, has made an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

     During the period covered by the report, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been known to them, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2003, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted a proposal, as stated in the Proxy Statement dated March 6, 2003, to elect four Class III directors. The proposal was voted on and approved by the shareholders. The voting results for election of the directors are as follows:

         1.     The election of four Class III directors, being:

			Authority
	For	Against	Withheld
John C. Blickle	71,901,179	*	1,144,045
Terry L. Haines	71,905,137	*	1,140,086
Robert G. Merzweiler	71,876,678	*	1,168,545
Jerry M. Wolf	71,868,538	*	1,176,684

     *     Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

     All Class I directors (John R. Cochran, Richard Colella, Philip A. Lloyd, II, Roger T. Read, and Richard N. Seaman), and Class II directors (Karen S. Belden, R. Cary Blair, Robert W. Briggs, and Clifford J. Isroff) continued in their positions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/ A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/ A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.6	2002 Stock Option Program (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 6, 2003)*

10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended & Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.10	Amended & Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001)*

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.19	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on March 6, 2003)*

10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 20, 2002)*

10.23	SERP Agreement dated October 23, 1998 for Charles F. Valentine (incorporated by reference from Exhibit 10(b) to the Form 10-Q filed by the registrant on November 13, 1998)*

10.24	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the Registrant on April 30, 2001)*

10.25	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.27	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.28	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6, 2003)*

10.29	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.30	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.31	Employment Agreement of Sid A. Bostic dated April 17, 2002 (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.32	Restricted Stock Award Agreement of Sid A. Bostic dated February 1, 1998 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 6, 2003)*

10.33	First Amendment to Restricted Stock Award Agreement of Sid A. Bostic (incorporated by reference from Exhibit 10.25.1 to the Form 10-Q filed by the registrant on May 14, 1999)*

10.34	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.34 to the Form 10-K filed by the Registrant on March 6, 2003)*

10.35	Form of FirstMerit Corporation Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.35 to the Form 10-K filed by the registrant on March 6, 2003)*

10.36	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/ A filed by the registrant on April 30, 2002)*

10.37	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.38	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

10.39	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to Form 10-Q filed by the registrant on August 13, 2002)*

10.40	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to Form 10-Q filed by the registration on August 13, 2002)*

31.1	Rule 13a-14(a)/Section 302 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

* Management Contract or Compensatory Plan or Arrangement

(b)	Form 8-K

On July 4, 2003, the registrant filed a Form 8-K to announce its financial results for the fiscal quarter ended June 30, 2003.

     On April 17, 2003 the registrant filed a Form 8-K to announce its financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE: August 13, 2003