Form 10-Q
period 2003-09-30
FIRSTMERIT CORP /OH/
filed 2003-11-13
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2003

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
October 31, 2003
84,575,928

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES (X) NO (   )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X)  NO (   )

FIRSTMERIT CORPORATION

PART I - FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:
Consolidated Balance Sheets as of September 30, 2003 (unaudited), December 31, 2002 and September 30, 2002 (unaudited)
Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2003 (unaudited) and 2002 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and 2002 (unaudited)
Notes to Consolidated Financial Statements as of September 30, 2003 (unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition as of September 30, 2003, December 31, 2002 and September 30, 2002 and Results of Operations for the quarters and nine-month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Internal Control over Financial Reporting for the Quarter Ended September 30, 2003.
PART II - OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31	September 30
(Unaudited, except December 31, 2002)	2003	2002	2002

ASSETS
Cash, cash equivalent and due from banks	$218,619	233,568	218,233
Investment securities	2,590,456	2,517,680	2,298,707

Loans held for sale	37,697	169,969	98,285
Commercial loans	3,409,925	3,430,396	3,476,294
Mortgage loans	602,244	560,510	609,633
Installment loans	1,670,973	1,564,588	1,591,149
Home equity loans	632,758	597,060	575,906
Credit card loans	139,202	141,575	138,166
Manufactured housing loans	634,694	713,715	740,646
Leases	151,744	206,461	216,228

Total loans	7,241,540	7,214,305	7,348,022
Less allowance for loan losses	120,472	122,790	122,790

Net loans	7,121,068	7,091,515	7,225,232
Premises and equipment, net	111,452	116,282	116,094
Goodwill	139,245	139,245	139,473
Intangible assets	5,759	6,425	6,648
Accrued interest receivable and other assets	424,005	413,522	395,675

Total assets	$10,648,301	10,688,206	10,498,347

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,357,835	1,264,640	1,237,961
Demand-interest bearing	742,619	777,771	725,814
Savings and money market accounts	2,431,555	2,082,361	2,135,886
Certificates and other time deposits	3,046,497	3,586,487	3,735,338

Total deposits	7,578,506	7,711,259	7,834,999
Wholesale borrowings	1,933,006	1,821,120	1,517,270

Total funds	9,511,512	9,532,379	9,352,269

Accrued taxes, expenses, and other liabilities	150,626	191,170	174,129

Total liabilities	9,662,138	9,723,549	9,526,398
Shareholders’ equity:
Preferred stock, without par value: authorized 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares, none outstanding	—	—	—
Cumulative convertible preferred stock, Series B, without par value:
designated 220,000 shares; 41,011, 45,436, and 47,887 shares outstanding at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	987	1,093	1,152
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 shares	127,937	127,937	127,937
Capital surplus	112,052	112,300	112,265
Accumulated other comprehensive income (loss)	(25,402)	3,924	26,249
Retained earnings	959,232	909,238	893,758
Treasury stock, at cost, 7,461,239, 7,520,875, and 7,511,059 shares held at September 30, 2003, December 31, 2002, and September 30, 2002, respectively	(188,643)	(189,835)	(189,412)

Total shareholders’ equity	986,163	964,657	971,949

Total liabilities and shareholders’ equity	$10,648,301	10,688,206	10,498,347

     The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	(UNAUDITED) (In thousands except per share data)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
Interest income:
Interest and fees on loans, including held for sale	$115,841	134,758	356,713	406,223
Interest and dividends on investment securities	23,936	28,220	76,542	84,643

Total interest income	139,777	162,978	433,255	490,866

Interest expense:
Demand Deposits-interest bearing	272	443	838	1,396
Savings and money market accounts	4,351	6,160	14,508	18,664
Certificates and other time deposits	23,950	36,091	79,922	113,841
Wholesale borrowings	12,774	13,498	38,873	39,740

Total interest expense	41,347	56,192	134,141	173,641

Net interest income	98,430	106,786	299,114	317,225
Provision for loan losses	22,540	34,552	69,478	72,628

Net interest income after provision for loan losses	75,890	72,234	229,636	244,597

Other income:
Trust department income	5,153	4,746	15,481	15,310
Service charges on deposits	16,823	14,541	47,003	40,450
Credit card fees	10,322	9,727	31,037	28,375
ATM and other service fees	3,124	3,341	9,215	9,738
Bank owned life insurance income	3,238	3,265	9,626	9,747
Investment services and insurance fees	2,825	3,234	9,259	8,553
Manufactured housing income	387	447	1,446	1,533
Investment securities gains , net	992	3,054	6,964	7,697
Loan sales and servicing income (loss)	7,415	(1,489)	18,026	3,470
Other operating income	7,382	2,619	15,337	10,075

Total other income	57,661	43,485	163,394	134,948

	133,551	115,719	393,030	379,545
Other expenses:
Salaries, wages, pension and employee benefits	38,860	34,419	112,487	101,144
Net occupancy expense	5,274	5,163	16,817	16,124
Equipment expense	3,535	3,857	11,105	11,649
Stationery, supplies and postage	2,801	2,892	8,566	8,487
Bankcard, loan processing and other costs	7,533	6,730	21,334	20,149
Professional services	2,812	2,233	8,173	6,987
Amortization of intangible assets	222	222	666	666
Other operating expense	15,159	15,014	46,637	44,085

Total other expenses	76,196	70,530	225,785	209,291

Income before federal income taxes	57,355	45,189	167,245	170,254
Federal income taxes	18,077	12,952	52,758	52,517

Net income	$39,278	32,237	114,487	117,737

Other comprehensive income (loss), net of tax:
Unrealized securities’ holding gains (losses)	(22,132)	13,478	(24,800)	27,848
Minimum pension liability adjustment during period	0	0	1	0
Net unrealized losses, net of tax benefit	(645)	(1,985)	(4,527)	(5,003)

Comprehensive income	$16,501	43,730	85,161	140,582

Basic net income per share	$0.46	0.38	1.35	1.38

Diluted net income per share	$0.46	0.38	1.35	1.38

Dividends paid	$0.26	0.25	0.76	0.73

Weighted-average shares outstanding - basic	84,505	84,639	84,496	84,866
Weighted-average shares outstanding - diluted	84,982	85,124	84,883	85,498

     The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

(Unaudited)	2003	2002
Operating Activities
Net income	$114,487	117,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69,478	72,628
Depreciation and amortization	10,966	11,619
Amortization of investment securities premiums, net	9,592	1,857
Accretion of income for lease financing	(8,728)	(10,985)
Gains on sales of investment securities, net	(6,964)	(7,697)
Deferred federal income taxes	0	15,725
Decrease in interest receivable	6,240	99
(Decrease) increase in interest payable	(4,772)	1,517
(Decrease) increase in employee pension liability	(28,614)	664
Originations of loans held for sale	(891,809)	(496,340)
Proceeds from sales of loans held for sale	1,029,716	443,376
Gains on sales of loans	(5,635)	(421)
Amortization of intangible assets	666	666
Other changes	(7,795)	(5,147)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$286,828	145,298

Investing Activities
Dispositions of investment securities:
Available-for-sale - sales	$870,160	466,361
Available-for-sale - maturities	971,891	388,687
Purchases of investment securities available-for-sale	(1,962,631)	(1,093,509)
Net increase in loans and leases	(90,303)	(24,790)
Purchases of premises and equipment	(8,009)	(7,005)
Sales of premises and equipment	1,873	8,204

NET CASH USED IN INVESTING ACTIVITIES	$(217,019)	(262,052)

Financing Activities
Net increase in demand, savings and money market accounts	$407,237	285,161
Net (decrease) increase in certificates and other time accounts	(539,990)	10,438
Net increase (decrease) in wholesale borrowings	111,942	(71,009)
Cash dividends - common and preferred	(64,493)	(62,548)
Purchase of treasury shares	(2,036)	(22,456)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,582	5,381

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(84,758)	144,967

(Decrease) Increase in cash and cash equivalents	$(14,949)	28,213
Cash and cash equivalents at beginning of period	233,568	190,020

Cash and cash equivalents at end of period	$218,619	218,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$62,305	70,441

Federal income taxes	$62,178	33,891

     The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2003 (unaudited)

1.     Company Organization and Financial Presentation - FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. In addition, FirstMerit Corporation owns all of the common stock of Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc. and SF Development Corp.

     The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of September 30, 2003 and 2002, and for the three months and nine months ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2002.

2.     Recent Accounting Pronouncements - In May 2003, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation did not enter into or modify any financial instruments after May 31, 2003 that were classified as equity and subject to the provisions of SFAS 150. The Corporation has previously classified its corporation-obligated mandatorily redeemable preferred capital securities as a liability since acquiring these securities with the acquisition of Signal Corp in 1999 and payment of amounts paid to holders has been classified as interest cost.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Corporation did not modify or enter into any contracts that would be affected by SFAS 149. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position and results of operations.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 148 is an amendment of SFAS 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation currently accounts for stock based employee compensation under the provisions of APB 25.

     The following pro forma disclosure illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 for all periods presented. The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. Other models are currently under review and may be used by the Corporation for future disclosure.

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income, as reported	$39,278	32,237	114,487	117,737

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	(573)	(1,862)	(1,688)

Pro forma net income	$38,646	31,664	112,625	116,049

Basic EPS - as reported	$0.46	0.38	1.35	1.38

Basic EPS - pro forma	$0.46	0.37	1.33	1.37

Diluted EPS - as reported	$0.46	0.38	1.35	1.38

Diluted EPS - pro forma	$0.45	0.37	1.33	1.36

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective immediately for entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003. On October 8, 2003, the FASB issued FASB Staff Position (“FSP”) FIN 46-6 deferring the effective date for applying the provisions of FIN 46 for interests held by entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003.

The Corporation did not create any entities post January 31, 2003 that would be affected by the provisions of FIN 46.

     As required by FIN 46, the Corporation is assessing its relationships and arrangements with legal entities formed prior to February 1, 2003 to identify VIEs in which the Corporation holds a significant variable interest and to determine if the Corporation should therefore consolidate or “de-consolidate” these entities. As detailed in Footnote 10 in the audited consolidated financial statements for the fiscal year ended December 31, 2002, the Corporation has a fully-consolidated subsidiary trust that issued corporation-obligated mandatorily redeemable preferred capital securities. These securities are carried as liabilities on the Corporation’s balance sheet. During 1998 and 1999, the Corporation acquired 57.2% of these securities in the open market. Management believes that the Corporation is the primary beneficiary of these trust preferred securities and the securities are properly consolidated under FIN 46.

     The Corporation is currently evaluating the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building under the various adoption methods permitted under FIN 46. While any consolidation of previously unconsolidated entities under FIN 46 represents an accounting change, it does not affect the Corporation’s legal rights or obligations to these entities.

3.     Critical Accounting Policies - The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2002 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2002 Form 10-K. Within the “Other Income” section of the third quarter 2003 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year end in the 2002 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity).

4.     Investment Securities - All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available for sale are as follows:

	September 30, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

US Treasuries and agencies	$704,908	3,684	5,449	703,143
Obligations of state and political subdivisions	101,816	3,795	79	105,532
Mortgage-backed securities	1,550,544	15,884	15,159	1,551,269
Other securities	236,835	1,734	8,057	230,512

	$2,594,103	25,097	28,744	2,590,456

		Market
	Book Value	Value

Due in one year or less	$146,394	148,322
Due after one year through five years	1,690,883	1,697,428
Due after five years through ten years	601,411	592,697
	155,415	152,009

Due after ten years	$2,594,103	2,590,456

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.8 billion at September 30, 2003, December 31, 2002, and September 30, 2002.

5.     Allowance for loan losses (“ALL”) - The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary banks, participating in approval of their loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The activity within the ALL for the quarters and the first nine months of the current and prior year is shown in the following table.

Allowance for Loan Losses Activity

	Quarter		Nine months		Quarter		Nine months
	ended,		ended,		ended,		ended,
	September 30		September 30		September 30		September 30
Dollars in thousands	2003		2003		2002		2002

Allowance for loan loss - beginning of period	$119,192		122,790		122,790		125,235
Reclassification to lease residual interest reserve	-		-		-		(2,540)
Loans charged off:
Commercial	5,532		22,873		17,172		25,504
Mortgage	456		753		300		593
Installment	10,384		31,025		10,034		26,939
Home equity	1,016		2,691		1,266		2,847
Credit cards	2,972		9,264		3,184		8,885
Manufactured housing	5,761		17,180		6,199		19,778
Leases	749		4,195		1,679		3,177

Total charge-offs	$26,870		87,981		39,834		87,723

Recoveries:
Commercial	521		1,803		296		768
Mortgage	3		7		10		41
Installment	3,066		9,049		2,828		9,119
Home equity	361		855		298		811
Credit cards	595		1,532		718		1,886
Manufactured housing	920		2,463		1,061		2,155
Leases	144		476		71		410

Total recoveries	$5,610		16,185		5,282		15,190

Net charge-offs	$21,260		71,796		34,552		72,533

Provision for loan losses	22,540		69,478		34,552		72,628

Allowance for loan loss - end of period	$120,472		120,472		122,790		122,790

Annualized net charge offs as a% of average loans	1.17%		1.34%		1.86%		1.32%
Allowance for loan losses as a% of loans outstanding at end of period	1.66%		1.66%		1.67%		1.67%
Allowance for loan losses as a multiple of annualized net charge offs	1.43	X	1.26	X	.90	X	1.27	X

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

Nonperforming Assets

	September 30,	December 31,	September 30,
(Dollars in thousands)	2003	2002	2002

Impaired Loans:
Nonaccrual	$77,381	72,035	79,017
Restructured	40	48	48

Total impaired loans	77,421	72,083	79,065

Other Loans:
Nonaccrual	12,253	10,248	7,907
Restructured	-	-	-

Total nonperforming loans	89,674	82,331	86,972
Other real estate (“ORE”)	5,928	7,203	5,413

Total nonperforming assets	95,602	89,534	92,385

     There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

7.     Goodwill and Intangible Assets - SFAS 142, “Goodwill and other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The standard requires goodwill to be tested at least annually for impairment and written down to fair value if considered impaired. Based on the Corporation’s modeling of the value of goodwill performed in the first quarter of 2003, no impairment of goodwill was indicated. Goodwill and intangible assets was more fully disclosed in Note 1 in the 2002 Form 10-K.

8.     Earnings per share - The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter ended	Nine months ended	Quarter ended	Nine months ended
Dollars in thousands	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2002
BASIC EPS:
Net income	$39,278	114,487	32,237	117,737
Less preferred stock dividends	(17)	(53)	(20)	(60)

Net income applicable to common shares	$39,261	114,434	32,217	117,677

Average common shares outstanding	84,505	84,496	84,639	84,866
Net income per share - basic	$0.46	1.35	0.38	1.38

DILUTED EPS:
Net income available to common shares	$39,261	114,434	32,217	117,677
Add: preferred stock dividends	17	53	20	60
Add: interest expense on convertible bonds	7	24	8	27

Net income used in diluted EPS calculation	$39,285	114,511	32,245	117,764

Avg common shares outstanding	84,505	84,496	84,639	84,866
Add: Equivalents from stock options	306	208	287	429
Add: Equivalents-convertible bonds	57	60	65	67
Add: Equivalents from convertible preferred stock	114	119	133	137

Average common shares and equivalents outstanding	84,982	84,883	85,124	85,499
Net income per common share - diluted	$0.46	1.35	0.38	1.38

     For the nine months ended September 30, 2003 and 2002, options to purchase 4.6 million and 1.4 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results for the three-month and nine-month periods ended September 30, 2003 and 2002:

			Parent Company, Other
September 30, 2003	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
OPERATIONS (000s) :	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
Net interest income	$97,378	295,564	1,052	3,550	98,430	299,114
Provision for loan losses	22,561	69,124	(21)	354	22,540	69,478
Other income	57,374	162,322	287	1,072	57,661	163,394
Other expenses	76,002	224,743	194	1,042	76,196	225,785
Net income	$38,576	112,368	702	2,119	39,278	114,487
AVERAGES (millions) :
Assets	$10,614	10,573	33	35	10,647	10,608
Loans	7,196	7,171	5	5	7,201	7,176
Earnings assets	9,889	9,847	14	22	9,903	9,869
Deposits	7,768	7,780	(87)	(81)	7,681	7,699
Shareholders’ equity	$776	779	198	197	974	976

			Parent Company, Other
September 30, 2002	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
OPERATIONS (000s) :	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
Net interest income	$105,463	313,312	1,323	3,913	106,786	317,225
Provision for loan losses	34,552	72,628	0	0	34,552	72,628
Other income	43,084	133,693	401	1,255	43,485	134,948
Other expenses	70,330	208,547	200	744	70,530	209,291
Net income	$30,022	113,556	2,215	4,181	32,237	117,737
AVERAGES (millions) :
Assets	$10,412	10,341	57	47	10,469	10,388
Loans	7,351	7,368	3	3	7,354	7,371
Earnings assets	9,726	9,645	19	19	9,745	9,664
Deposits	7,780	7,717	(18)	(22)	7,762	7,695
Shareholders’ equity	$828	803	136	138	964	941

10.     Accounting for Derivatives - The Corporation follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for its derivative activities. At September 30, 2003, the Corporation had forty-eight interest rate swaps that were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Forty-five of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003, two of the swaps hedge customer fixed-rate CDs, and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualified for shortcut then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet and statement of consolidated income and comprehensive income. The remaining hedge does not meet all the criteria necessary to be considered shortcut. Therefore, the “long-haul accounting method” is utilized. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     The results of the long-haul method of accounting on the Corporation’s consolidated statements of income and comprehensive income were zero since effectiveness and other qualifying criteria were achieved. The derivatives’ impact to the consolidated balance sheets at September 30, 2003, December 31, 2002 and September 30, 2002 was immaterial.

     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation manages the interest-rate risk and pricing risk associated with its mortgage commitment pipeline (i.e., the time frame from loan application to loan closing) and its warehouse (i.e., the time frame from loan closing until delivery into the secondary mortgage market). Loans within the Corporation’s mortgage commitment pipeline include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest rate risk, the Corporation sells loans forward to investors using forward sale commitments.

     In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives which are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the ILRCs and on the warehouse loans are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded through current period earnings.

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

AVERAGE CONSOLIDATED BALANCE SHEET (unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended

	September 30, 2003			December 31, 2002

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$2,288,173	20,623	3.58%	1,867,639	93,682	5.02%
Obligations of states and political subdivisions (tax exempt)	103,390	1,727	6.63%	111,027	7,993	7.20%
Other securities	238,674	2,122	3.53%	274,037	11,985	4.37%
Total investment securities	2,630,237	24,472	3.69%	2,252,703	113,660	5.05%
Federal funds sold	3,643	9	0.98%	2,655	43	1.62%
Loans held for sale	68,351	730	4.24%	79,071	4,414	5.58%
Loans	7,200,899	115,158	6.34%	7,350,952	533,255	7.25%
Total earning assets	9,903,130	140,369	5.62%	9,685,381	651,372	6.73%
Allowance for loan losses	(119,466)			(122,520)
Cash and due from banks	197,597			176,727
Other assets	665,485			665,975

Total assets	$10,646,746			10,405,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,340,484	—	—	1,183,642	—	—
Demand - interest bearing	748,646	272	0.14%	716,992	1,794	0.25%
Savings and money market accounts	2,466,018	4,351	0.70%	2,110,039	23,870	1.13%
Certificates and other time deposits	3,125,692	23,950	3.04%	3,714,937	148,401	3.99%
Total deposits	7,680,840	28,573	1.48%	7,725,610	174,065	2.25%
Wholesale borrowings	1,832,079	12,774	2.77%	1,562,259	52,352	3.35%
Total interest bearing liabilities	8,172,435	41,347	2.01%	8,104,227	226,417	2.79%
Other liabilities	159,485			170,102
Shareholders’ equity	974,342			947,592

Total liabilities and shareholders’ equity	$10,646,746			10,405,563

Net yield on earning assets	$9,903,130	99,022	3.97%	9,685,381	424,955	4.39%

Interest rate spread			3.61%			3.94%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three months ended

	September 30, 2002

	Average		Average
(Dollars in thousands)	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$1,938,352	23,956	4.90%
Obligations of states and political subdivisions (tax exempt)	110,207	2,114	7.61%
Other securities	270,691	2,917	4.28%
Total investment securities	2,319,250	28,987	4.96%
Federal funds sold	2,359	10	1.68%
Loans held for sale	70,023	900	5.10%
Loans	7,353,815	133,884	7.22%
Total earning assets	9,745,447	163,781	6.67%
Allowance for loan losses	(121,456)
Cash and due from banks	181,295
Other assets	664,160

Total assets	$10,469,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,204,376	—	—
Demand - interest bearing	710,964	443	0.25%
Savings and money market accounts	2,111,613	6,160	1.16%
Certificates and other time deposits	3,735,110	36,091	3.83%
Total deposits	7,762,063	42,694	2.18%
Wholesale borrowings	1,565,841	13,498	3.42%
Total interest bearing liabilities	8,123,528	56,192	2.74%
Other liabilities	177,321
Shareholders’ equity	964,221

Total liabilities and shareholders’ equity	$10,469,446

Net yield on earning assets	$9,745,447	107,589	4.38%

Interest rate spread			3.93%

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

             Nonaccrual loans have been included in the average balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     FirstMerit Corporation reported third quarter 2003 net income of $39.3 million, or $0.46 per diluted share (“EPS”), compared to $32.2 million, or $0.38 per diluted share for the 2002 third quarter.

     For the first nine months ended September 30, 2003, the Corporation reported net income of $114.5 million, or $1.35 per diluted share. In the same year-ago period, the Corporation reported net income of $117.7 million, and diluted EPS of $1.38.

     For the third quarter of 2003, returns on average equity (“ROE”) and average assets (“ROA”) were 15.99% and 1.46%, respectively, compared with 13.28% and 1.22% for the prior year quarter. For the current year nine-month period, ROE and ROA were 15.68% and 1.44%, respectively, compared to corresponding ratios of 16.75% and 1.52% for the same 2002 period.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income, excluding gains from the sale of securities, was $155.7 million for the third quarter of 2003, a 5.2% increase from the $148.0 million reported in the previous-year quarter. FTE net interest income declined 8.0% from the year ago quarter to $99.0 million for the three months ended September 30, 2003. This compares to FTE net interest income of $99.7 million for the second quarter of 2003 and $107.6 million for year-ago quarter, reflecting the impact of a 41 basis point decline the year-over-year net interest margin to 3.97%, partially offset by a 1.6% increase in average earning assets to $9.9 billion.

     For the quarter ended September 30, 2003, non-interest income less net securities gains increased $16.2 million, or 40.16% to $56.7 million, from $40.4 million in the prior-year quarter. Loan sales and servicing income accounted for $12.1 million of the increase and consisted of: a $1.5 million increase in origination fees; a $8.9 million increase from the valuation of mortgage servicing rights; and a $3.8 million increase in the gain on sale of mortgages; offset by a $2.1 million increase in the amortization of mortgage servicing assets. Service charges on deposits increased $2.3 million from the prior-year quarter. For the same periods, trust department fees were up $0.4 million and credit card fees were up $0.6 million.

     Non-interest expense totaled $76.2 million for the 2003 third quarter, an 8.0% increase from the $70.5 million in the prior-year quarter. The majority of the increase reflected higher salary and benefits expense.

     Deposits totaled $7.6 billion at September 30, 2003, a decline of 3.3% over the last twelve months. Time deposits declined 18.4% while lower cost core deposits increased 10.5%. Core deposits now account for 59.8% of deposits, compared to 52.3% at the prior year third quarter end.

     The loan loss provision was $22.5 million for the third quarter of 2003 as compared to $34.6 million for the same period last year. For the year-to-date period, the loan loss provision was $69.5 million versus $72.6 million for the same period one year ago. Non-performing assets were 1.32% of period-end loans plus ORE at September 30, 2003 compared to 1.26% at September 30, 2002. Net charge-offs this quarter were $26.9 million, or 1.17% of average loans, down from $39.8 million in the year-ago quarter, or 1.86% of average loans. Commercial and lease charge-offs declined significantly from linked quarter and year-ago levels and recent underwriting has performed very well. Lower net charge-offs resulted in a decline in the loan loss provision while maintaining the allowance for loan losses to loans at 1.66% at September 30, 2003, and has been maintained close to this level over the past year. The present level of the allowance for loan losses has been deemed appropriate by the Corporation following a thorough analysis of portfolio risk and non-performing assets.

     Shareholders’ equity was $986.2 million on September 30, 2003. The Corporation’s capital position remains strong; tangible equity to assets was 8.01% at quarter end compared to 7.98% for the prior-year quarter end. Common dividends per share were $0.26 for the quarter, a $0.01 increase from the prior quarter, and representing a payout of 56.52% of net income. Period end common shares outstanding were 84.6 million.

Earnings Per Share

     The components of change in income per share for the current and prior year three- month and year-to-date periods were as follows:

	2003		2002

	3rd Qtr	YTD	3rd Qtr	YTD

Diluted net income per share for the beginning of each period indicated	$0.38	1.38	0.49	1.33
Increases (decreases) due to:
Net interest income - taxable equivalent	(0.10)	(0.21)	0.06	0.36
Provision for loan losses	0.14	0.04	(0.27)	(0.47)
Other income	0.16	0.33	(0.01)	(0.04)
Other expenses	(0.07)	(0.20)	0.02	0.04
Federal income taxes - taxable equivalent	(0.05)	0.00	0.09	0.07
Cumulative change in accounting principle	0.00	0.00	0.00	0.07
Change in share base	0.00	0.01	0.00	0.02

Net change in diluted net income per share period-over-period	0.08	(0.03)	(0.11)	0.05

Diluted net income per share for the end of each period indicated	$0.46	1.35	0.38	1.38

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). Net interest income for the quarter ended September 30, 2003 was $98.4 million compared to $106.8 million for the three months ended September 30, 2002. The $8.4 million decline in net interest income occurred because the $14.8 million decline in interest expense, compared to the same quarter last year was less than the $23.2 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-taxable equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for September 30, 2003 was $0.59 million and $0.80 million for same 2002 period.

     FTE net interest income for the quarter ended September 30, 2003 was $99.0 million compared to $107.6 million for the three months ended September 30, 2002. The $8.6 million decline in FTE net interest income occurred because the $14.8 million decline in interest expense, compared to the same quarter last year, was less than the $23.4 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the historic or near historic low interest rate environment.

     Consistent with current year third quarter results, the nine month FTE net interest income of $301.0 million was less than last year’s $319.8 million because the $39.5 million decrease in interest expense was less than the $58.3 million decline in interest income.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2003 third quarter and nine months ended September 30, 2003, compared to the same 2002 periods, were almost exclusively rate driven as lower yields on earning assets lessened interest income by $23.7 million and $60.1 million, respectively, during those periods. The table also depicts similar three month and nine month declines in interest expense, again caused by the significant drop in interest rates from 2002 through the third quarter of 2003. The lower rates paid on customer deposits and wholesale borrowings in the 2003 quarter and nine month periods, compared to the same 2002 periods, decreased interest expense by $10.9 million and $25.0 million, respectively.

	Quarter ended September 30, 2003			Nine months ended September 30, 2003

(Dollars in thousands)	Increases (Decreases)			Increases (Decreases)

RATE/VOLUME ANALYSIS	Volume	Rate	Total	Volume	Rate	Total

INTEREST INCOME FTE
Investment securities	$2,747	(7,262)	(4,515)	11,010	(19,818)	(8,808)
Loans held for sale	(18)	(152)	(170)	474	(566)	(92)
Loans	(2,445)	(16,281)	(18,726)	(9,625)	(39,734)	(49,359)
Federal funds sold	3	(4)	(1)	22	(9)	13

Total interest income	$287	(23,699)	(23,412)	1,881	(60,127)	(58,246)

INTEREST EXPENSE
Demand deposits-interest bearing	$14	(185)	(171)	44	(602)	(558)
Savings/money market accts	625	(2,434)	(1,809)	1,463	(5,619)	(4,156)
Certificate of deposits (“CDs”)	(4,670)	(7,471)	(12,141)	(9,732)	(24,187)	(33,919)
Wholesale borrowings	2,006	(2,730)	(724)	3,862	(4,729)	(867)

Total interest expense	$(2,025)	(12,820)	(14,845)	(4,363)	(35,137)	(39,500)

Net interest income	$2,312	(10,879)	(8,567)	6,244	(24,990)	(18,746)

Net Interest Margin

The following table provides 2003 FTE net interest income and net interest margin totals as well as 2002 comparative amounts.

	Quarters ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Net interest income	$98,430	106,786	299,114	317,225
Tax equivalent adjustment	592	803	1,965	2,600

Net interest income - FTE	$99,022	107,589	301,079	319,825

Average earning assets	$9,903,130	9,745,447	9,868,618	9,664,329

Net interest margin	3.97%	4.38%	4.08%	4.42%

     Average loan outstandings for the current year and prior year third quarters totaled $7.2 billion and $7.4, billion, respectively. Increases in average loan balances from third quarter 2002 to third quarter this year occurred in installment, credit card and home equity loans, while commercial, residential mortgage, manufactured housing loans and leases declined. The loan migration toward higher-yielding consumer credits continues to be consistent with the Corporation’s loan strategy. Principal repayments primarily from mortgage and manufactured housing loans were used to fund the loan growth noted in the other consumer portfolios. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to third quarter 2002, were as follows: commercial loans down $78.4 million or 2.25%; installment loans, direct and indirect on a combined basis, up $56.2 million or 3.56%; home equity loans continue to be a popular product in this low interest rate environment and rose $64.8 million or 11.48%; credit card loans up $2.9 million or 2.14%; manufactured housing (“MH”) loans, for which new origination ceased October 31, 2001, were down $106.2 million, or 13.98%; residential mortgage loans down $27.8 million, or 4.61%, and leases down $64.5 million, or 28.81%. The significant decline in average mortgage loans held on the Corporation’s balance sheets was primarily due to principal repayment, and loan refinancing activity. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2003 and 2002 third quarters equaled 72.71% and 75.46% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments as liquidity remains high and overall loan demand flat.

     Average deposits were $7.68 billion during the 2003 third quarter, down $81.2 million, or 1.05%, from the same period last year. Growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. The increase in core deposits was a result of uncertainty in the stock market that kept investors liquid throughout 2003. For the quarter ended September 30, 2003, average core deposits represented 59.31% of total average deposits compared to 51.88% for the 2002 third quarter. Average CDs declined $0.61 million compared to the prior year quarter. Average wholesale borrowings increased $0.27 million and as a percentage of total interest-bearing funds equaled 22.42% for the 2003 third quarter and 19.28% for the same quarter one year ago. The significant runoff of higher costing CDs was not completely offset by the influx of more liquid core deposits and was offset by an increase in wholesale borrowings. Average interest-bearing liabilities funded 82.52% of average earning assets in the current year quarter and 83.36% during the three months ended September 30, 2002.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, home equity and credit card outstandings, resulting in a lower concentration of commercial, manufactured housing and residential mortgage loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs declined.

Other Income

     Other (non-interest) income for the quarter totaled $57.7 million, an increase of $14.2 million from the $43.5 million earned during the same period one year ago. For the nine-month year-to-date period, other income was $163.4 million, $28.4 million more than last year’s amount.

     Other income, net of securities gains, as a percentage of net revenue for the third quarter was 36.4% compared to 27.31% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales. Other income as a percentage of net revenue for the 2003 nine month period was 34.19% compared to 28.46% in 2002.

     The remaining changes in other income, compared to third quarter last year, were primarily as follows: trust department income, which has been negatively impacted by lower stock market values, was $5.2 million, up $0.4 million; service charges on deposit accounts totaled $16.8 million, up 15.69% due in part to increases in fee-based core deposits outstanding; credit card fees, including merchant services which increased 6.12%, to $10.3 million inclusive of the reduction in debit card interchange fees resulting from the VISA and Mastercard litigation settlement changes that took effect on August 1, 2003. The Corporation does not anticipate that these changes will have a material impact upon the results of operations. ATM and other service fees declined $0.2 million; income from bank owned life insurance (“BOLI”) decreased $0.02 million; investment services and insurance fees decreased $0.4 million; MH income increased $0.06 million; investment securities gains decreased $2.1 million; loan sales and servicing income accounted for $12.1 million of the increase and consisted of: a $1.5 million increase in origination fees; a $8.9 million increase from the valuation of mortgage servicing rights; and a $3.8 million increase in the gain on sale of mortgages; offset by a $2.1 million increase in the amortization of mortgage servicing assets; and other operating income, increased $1.5 million compared to the year ago quarter. Results for the year-to-date categories were consistent with the quarterly trends just discussed.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities.

     The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Statements of Income and Comprehensive Income:

		Quarter	Quarter			Quarter	Quarter
	Quarter ended	ended	ended	Quarter ended,	Quarter ended	ended	ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2003	2003	2003	2002	2002	2002	2002

Balance at beginning of period	$10,611	13,510	12,820	11,416	15,815	16,581	15,270
Addition of mortgage servicing rights	3,686	2,771	4,028	2,823	1,081	1,606	2,087
Amortization	(3,553)	(3,077)	(1,728)	(1,417)	(1,329)	(1,156)	(839)
Impairment	7,248	(2,593)	(1,610)	(2)	(4,151)	(1,216)	63

Balance at end of period	$17,992	10,611	13,510	12,820	11,416	15,815	16,581

     These balances represent the rights to service approximately $1.9 billion and $1.5 billion of mortgage loans on September 30, 2003 and 2002, respectively. The portfolio consists primarily of conventional mortgages.

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

The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses

     Other (non-interest) expenses totaled $76.2 million for third quarter compared to $70.5 million in 2002, an increase of $5.7 million, or 8.0%. Other expenses for the nine months ended September 30, 2003, were $225.8 million, up $16.5 million from the nine months ended September 30, 2002.

     For the three months ended September 30, 2003, increases in operating costs compared to third quarter 2002 occurred as follows: salaries, wages, pension and employee benefits, rose $4.4 million, primarily due to higher healthcare costs for employees and retirees, higher pension expense, as well as annual pay increases; bankcard, transaction and loan processing costs increased $0.8 as a result of higher refinancing/new origination activity; other operating expense increased $0.1 million primarily due to increases in the operating and collection costs. The trends that occurred during the quarter were also consistent in the nine-months results.

     The efficiency ratio of 48.80% for third quarter, 2003 compares with the efficiency ratio of 47.50% recorded for the third quarter, 2002. The efficiency ratio for the three months ended September 30, 2003 indicates 48.8 cents of operating costs were spent in order to generate each dollar of net revenue.

FINANCIAL CONDITION

Investment Securities

     The amortized cost and market value of investment securities, including mortgage-backed securities, at September 30, 2003, by average remaining term, are included in Note 4 to the unaudited consolidated financial statements.

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

Loans

     Total loan outstandings at September 30, 2003 were $7.2 billion compared to $7.3 billion at September 30, 2002.

	As of	As of
(Dollars in thousands)	September 30, 2003	September 30, 2002

Commercial loans	$3,409,925	3,476,294
Mortgage loans	602,244	609,633
Installment loans	1,670,973	1,591,149
Home equity loans	632,758	575,906
Credit card loans	139,202	138,166
Manufactured housing (“MH”) loans	634,694	740,646
Leases	151,744	216,228

Total Loans	$7,241,540	7,348,022

     The commercial loan portfolio and leasing portfolio were impacted by lower demand for credit in light of current economic conditions. The decline in MH loans reflects the Corporation’s previous decision to cease origination of these loans. While the Corporation originated $460.6 million of mortgage loans in the third quarter, 2003 compared to $234.5 million in same period of 2002, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 can be found in the Net Interest Income section of this document.

     Expected cash flow and interest rate information for commercial loans is presented in the following table.

(Dollars in thousands)	As of
Commercial Loan Cash Flow Schedule	September 30, 2003

Due in one year or less	$1,475,875
Due after one year but within five years	1,390,017
Due after five years	544,033

Totals	$3,409,925

Due after one year with a predetermined fixed interest rate	$1,215,488
Due after one year with a floating interest rate	718,562

Totals	$1,934,050

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted period:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2003		December 31, 2002		September 30, 2002

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Non-interest DDA	$1,340,484	—	1,183,642	—	1,204,376	—
Interest-bearing DDA	748,646	0.14%	716,992	0.25%	710,964	0.25%
Savings and money market accounts	2,466,018	0.70%	2,110,039	1.13%	2,111,613	1.16%
CDs and other time deposits	3,125,692	3.04%	3,714,937	3.99%	3,735,110	3.83%

Total	$7,680,840	1.48%	7,725,610	2.25%	7,762,063	2.18%

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.1 billion during the 2003 third quarter, up $173.8 million or 9.1% from third quarter 2002. Savings deposits, including money market savings accounts averaged $2.5 billion, $354.4 million or 16.8% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $528.2 million or 13.1%, and represented 59.3% of total average deposits for the second quarter compared to 51.9% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.57% was 36 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.1 billion for the third quarter, down 16.3% from the same quarter last year. Average rates paid on CDs fell 79 basis points from 3.83% in the 2002 quarter to 3.04% this year. On a percentage basis, average CDs were 38.25% and 44.52%, respectively, of total interest-bearing funds for the September 30, 2003 and 2002 quarters.

     Wholesale borrowings increased to 22.42% of interest-bearing funds during the three months ended September 30, 2003 from 19.28% for the September 30, 2002 quarter. Interest-bearing liabilities funded 82.52% of average earning assets during the quarter ended September 30, 2003 and 83.36% during the quarter ended September 30, 2002. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2002. The Corporation’s change in funding mix from higher priced CDs toward less expensive core deposits has helped to mitigate the decline in net interest margin compared to the second quarter last year.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2003.

(Dollars in thousands)
Maturing in:	Amount

Under 3 months	$290,145
3 to 12 months	213,769
Over 12 months	169,800

$673,714

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

Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2003:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-50 basis	+100 basis	+200 basis
	points	points	points

September 30, 2003	(1.18%)	0.21%	0.11%

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

     During the quarter, the Corporation’s investment portfolio cash flows were reinvested into short-term securities in anticipation of rising market interest rates and to avoid locking in long-term yields in a low interest rate environment. The composition of the portfolio changed slightly as fixed rate bullet agency bonds increased $78 million over the prior quarter end while short-term structured mortgage-backed securities, also called collateralized mortgage obligations or “CMOs” and callable agency bonds decreased by $51 million. The duration of the portfolio is 3.02 years as of September 30, 2003.

During the quarter, $87 million of higher cost retail CDs were allowed to run off the balance sheet. Brokered CDs decreased $51 million during the quarter. As a result of the reductions in the CD portfolios, fed funds purchased increased to $568 million at September 30, 2003 from $391 million on June 30, 2003. The Corporation’s loan to deposit ratio increased to 95.6% for the quarter ended September 30, 2003 compared to 92.2% at September 30, 2002.

Capital Resources

     Shareholders’ equity at September 30, 2003 totaled $986.2 million compared to $ 964.7 million at December 31, 2002 and $971.9 million at September 30, 2002.

The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
(In thousands)	2003		2002		2002
Total equity	$986,163	9.26%	964,657	9.03%	971,949	9.26%
Common equity	$985,176	9.25%	963,564	9.02%	970,797	9.25%
Tangible common equity (a)	$840,172	8.00%	817,894	7.76%	827,079	7.99%
Tier 1 capital (b)	884,846	10.24%	833,398	9.65%	819,929	9.49%
Total risk-based capital (c)	1,142,592	13.22%	1,091,054	12.63%	1,077,614	12.47%
Leverage (d)	$884,846	8.42%	833,398	8.11%	819,929	7.96%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2003, the Corporation’s risk-based capital equaled 13.22% of risk adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.26 paid in the third quarter has an indicated annual rate of $1.04 per share.

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

     Funding Trends for the Quarter - During the three months ended September 30, 2003, total deposits decreased $214 million as higher cost certificates of deposit were allowed to mature without rollover.

     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the third quarter and nine months ended September 30, 2003, FirstMerit Bank paid FirstMerit Corporation a total of $21 million and $63 million, respectively, in dividends. As of September 30, 2003, FirstMerit Bank had an additional $49.4 million available to pay dividends without regulatory approval.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Market Risk discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

  (b)        Form 8-K

     On October 16, the registrant filed a form 8-K to announce its financial results for the fiscal quarter ended September 30, 2003.

     On July 23, 2003, the registrant filed a form 8-K to announce its financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE:       November 13, 2003