Form 10-K
period 2003-12-31
FIRSTMERIT CORP /OH/
filed 2004-03-03
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,926,340,787.

     Indicate the number of shares outstanding of registrant’s common stock as of February 2, 2004: 84,756,755 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 3, 2004, are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

BUSINESS OF FIRSTMERIT

Overview

      Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.5 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

      At December 31, 2003, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries operated a network of 158 full service banking offices and 172 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Sandusky, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves over 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/ Elyria and Akron, Ohio).

Subsidiaries and Operations

      Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northeastern and central Ohio, and western Pennsylvania. FirstMerit’s banking subsidiary is FirstMerit Bank.

      FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its community banking philosophy, FirstMerit Bank has divided its markets into six geographic regions designated as follows: Akron, Cleveland, Elyria, Central Ohio, Mid-West Ohio and Toledo. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit therefore can offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

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

      FirstMerit’s principal direct operating subsidiaries other than FirstMerit Bank include FirstMerit Credit Life Insurance Company and FirstMerit Community Development Corporation. FirstMerit Credit Life Insurance Company was formed in 1985 to underwrite credit life and credit accident and health insurance in connection with the extension of credit to its customers. FirstMerit Community Development Corporation was organized in 1994 to further FirstMerit’s efforts in identifying the credit needs of its lending communities and meeting the requirements of the Community Reinvestment Act (“CRA”). Congress enacted the CRA to ensure that financial institutions meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can fulfill these requirements by nontraditional activities such as acquiring, rehabilitating or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business.

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

      FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. MCI was acquired in connection with FirstMerit’s acquisition of Signal Corp in 1999. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and in 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans to Vanderbilt Mortgage and Finance, Inc.

      FirstMerit Bank is also the parent corporation of Abell & Associates, Inc. and FirstMerit Insurance Agency, Inc. Abell & Associates, a life insurance and financial consulting firm acquired in May 1997, assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. FirstMerit Insurance Agency became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation. FirstMerit Insurance Agency’s license to sell life insurance products and annuities was activated in 1997.

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

      Under the Gramm-Leach-Bliley Act, effective March 11, 2000 (“GLBA”), securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The GLBA continues to change the competitive environment in which FirstMerit and its subsidiaries conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Mergers between financial institutions within Ohio and in other states have added competitive pressure, which pressure has intensified due to continued growth in interstate banking. FirstMerit competes in its markets by offering high quality personal services at a competitive price.

PROMPT FILINGS

      This Form 10-K has been posted on the Company’s website, www.firstmerit.com, on the date of filing with the Securities and Exchange Commission (“SEC”), and the Company intends to post all future filings of Form 10-K, 10-Q and 8-K on its website on the date of filing with the SEC in accordance with the prompt notice requirements of the SEC.

REGULATION AND SUPERVISION

Introduction

      FirstMerit, its banking subsidiary and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders. This regulatory environment, among other things, may restrict FirstMerit’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets and pay dividends on its capital stock. It also may require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

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

Bank Holding Company Activities

      The BHCA requires prior approval by the Federal Reserve Board for a bank holding company to acquire more than a 5% interest in any bank. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves.

      The BHCA, under the Riegle-Neal Interstate Banking and Branching Act (“Riegle-Neal Act”), also governs interstate banking. The BHCA allows interstate bank acquisitions and interstate branching by acquisition and mergers in those states that had not opted out of such transactions January 1, 1997.

      The BHCA restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit’s banking subsidiary and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board.

      The Sarbanes-Oxley Act of 2002, which was enacted on July 30, 2002 (“Sarbanes-Oxley”), effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Additional corporate governance and financial reporting reforms have since been implemented by Nasdaq. At the February, 2003 Board of Directors meeting of FirstMerit, a series of actions were adopted to enhance the Company’s corporate governance practices, including the adoption of a new Audit Committee Charter, a new Compensation Committee Charter, new Corporate Governance Guidelines, a new Corporate Governance and Nominating Committee and Charter, and a Code of Business Conduct and Ethics. These corporate policies were all provided to Company shareholders with their 2003 Proxy materials, and are available, along with other information on the Company’s corporate practices, on the FirstMerit website at www.firstmerit.com.

      The adoption of the GLBA in 1999 also represented a significant change in the financial services industry. The GLBA repealed many of the provisions of the Glass-Steagall Act in order to permit commercial banks, among other things, to have affiliates that engage in securities brokerage activities and make merchant banking investments in accordance with certain restrictions. The GLBA authorizes bank holding companies that meet certain requirements to operate as a new type of financial holding company and offer a broader range of financial products and services than are generally permitted by banks themselves. FirstMerit has not elected to become a financial holding company under this new regulatory framework.

Dividends and Transactions with Affiliates

      FirstMerit is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. FirstMerit’s principal source of funds to pay dividends on its common and preferred stock and service its debt is dividends from these subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without regulatory approval. The ability of FirstMerit Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

      Under current Federal Reserve Board policy, FirstMerit is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support could be required at times when FirstMerit might not have the resources to provide it. In addition, the OCC may order the pro rata assessment of FirstMerit if the capital of its national bank subsidiary were to become impaired. If FirstMerit failed to pay the assessment timely, the OCC could order the sale of its stock in the national bank subsidiary to cover the deficiency.

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

      The Federal Deposit Insurance Act (“FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution such as FirstMerit Bank, the insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FirstMerit, with respect to any extensions of credit they have made to such insured depository institution.

Capital Requirements

      General. FirstMerit is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type: core (“Tier 1”) capital, supplementary (“Tier 2”) capital, and market risk (“Tier 3”) capital. Tier 1 capital includes common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments and mandatory convertible debt securities, perpetual preferred equity not meeting Tier 1 capital requirements, qualifying term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses. Tier 3 capital includes qualifying unsecured subordinated debt. Information concerning FirstMerit’s regulatory capital requirements is set forth in Note 23 to the consolidated financial statements, and in “Capital Resources” under Item 7.

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

      FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2003, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

      The BIF assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits (27 basis points). The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis, based on its evaluation of an institution’s financial condition. An increase in the BIF assessment rate could have a material adverse effect on FirstMerit’s earnings, depending on the amount of the increase. The FDIC is also authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for FirstMerit’s subsidiary depository institutions could have a material adverse effect on FirstMerit’s earnings.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2003 at approximately $.017 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Future Legislation

      Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. FirstMerit cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of FirstMerit or any of its subsidiaries.

Summary

      To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time. Any such change in statutes, regulations or regulatory policies applicable to FirstMerit could have a material effect on the business of FirstMerit.

ITEM 2. PROPERTIES

FirstMerit Corporation

      FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 101,096 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio. In early 2001, FirstMerit Bank sold its interest in the partnership which owned this building and entered into a five-year lease for the building with the new, third party owner. As part of the transaction, FirstMerit Bank was granted an option to acquire the building. The building is the subject of a ground lease with the City of Akron as the lessor of the land. During 2003, the Corporation consolidated the variable interest entity that holds the leasehold rights. Notes 1 and 8 to the consolidated financial statements more fully describe this accounting change.

      The facilities owned or leased by FirstMerit and its subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

      The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank/ Akron is the principal tenant of the building, occupying approximately 157,944 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 97 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 61 branches are leased with various expiration dates. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

      FirstMerit Bank also owns 15.5 acres near downtown Akron, on which is located FirstMerit’s primary Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and the subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations.

      FirstMerit Mortgage Corporation operates out of 37,683 square feet of leased space in Canton Ohio. The Trust Department of FirstMerit Bank is located in Main Place, a four-story office building located in downtown Akron. This department occupies approximately 19,296 square feet of leased space in Main Place.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders in the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons were the executive officers of FirstMerit as of December 31, 2003. Unless otherwise stated, each listed position was held on January 1, 1999.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

John R. Cochran	60	03-01-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank
Terrence E. Bichsel	54	9-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank since September 16, 1999; previously Vice President, Finance and Performance Management, Banc One Corporation
Robert P. Brecht	54	08-09-91	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and Division President of FirstMerit Bank
Gary J. Elek	52	02-11-88	Executive Vice President of FirstMerit and Executive Vice President of FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank
Jack R. Gravo	57	02-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation
Mark J. Grescovich	39	10-18-02	Executive Vice President of FirstMerit and Executive Vice President and Chief Corporate Banking Officer of FirstMerit Bank since October 18, 2002; previously Senior Vice President of FirstMerit Bank
Bruce M. Kephart	52	07-25-95	Executive Vice President of FirstMerit and Regional President of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank
William J. Lamb	51	04-16-03	Executive Vice President of FirstMerit since April 16, 2003 and FirstMerit Bank since March 18, 2003; previously Senior Vice President of FirstMerit and Regional President of FirstMerit Bank since March, 1997
David G. Lucht	46	05-16-02	Executive Vice President of FirstMerit and FirstMerit Bank since May 16, 2002; previously Executive Vice President, Credit Administration of National City Bank
George P. Paidas	57	04-13-94	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and President of Wealth Management Services of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank
Terry E. Patton	55	04-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank since May 20, 1999; previously Senior Vice President of FirstMerit and FirstMerit Bank
Larry A. Shoff	47	9-1-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank since September 1, 1999; previously Senior Vice President of Wells Fargo Services Co.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market National Market System under the trading symbol FMER. The following table contains bid and cash dividend information for FirstMerit Common Stock for the two most recent fiscal years:

Stock Performance and Dividends(1)

	Bids		Per Share

Quarter			Dividend	Book
Ending	High	Low	Rate	Value(2)

03-31-02	29.51	26.10	0.24	10.84
06-30-02	29.50	26.35	0.24	11.28
09-30-02	27.58	19.42	0.25	11.49
12-31-02	23.49	18.55	0.25	11.41
03-31-03	23.43	18.05	0.25	11.54
06-30-03	24.27	18.18	0.25	11.71
09-30-03	26.00	21.78	0.26	11.64
12-31-03	27.11	24.30	0.26	11.65

(1)	This table sets forth the high and low closing bid quotations and dividend rates for FirstMerit Corporation during the periods listed. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

      On February 2, 2004, there were approximately 9,179 shareholders of record of FirstMerit Common Stock.

      The information in Item 12 under the heading “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands except per share data)
Results of Operations
Interest income	$567,269	648,013	726,899	791,495	684,851
Conversion to fully-tax equivalent	2,584	3,359	3,652	3,842	4,251

Interest income*	569,853	651,372	730,551	795,337	689,102
Interest expense	173,656	226,417	335,443	415,251	300,865

Net interest income*	396,197	424,955	395,108	380,086	388,237
Provision for loan losses	102,211	98,628	61,807	32,708	37,430
Other income	210,146	186,402	182,419	163,891	154,710
Other expenses	326,952	287,030	328,597	275,192	325,501

Income before federal income taxes*	177,180	225,699	187,123	236,077	180,016
Federal income taxes	52,939	67,974	60,867	72,448	55,895
Fully-tax equivalent adjustment	2,584	3,359	3,652	3,842	4,251

Federal income taxes*	55,523	71,333	64,519	76,290	60,146
Income before cumulative effect of change in accounting principle	121,657	154,366	122,604	159,787	119,870
Cumulative effect of change in accounting principle, net of taxes	(688)	—	(6,299)	—	—

Net income (a)(b)	$120,969	154,366	116,305	159,787	119,870

Per share:
Income before cumulative effect of change in accounting principle	$1.44	1.82	1.43	1.81	1.32
Cumulative effect of change in accounting principle, net of taxes	(0.01)	—	(0.07)	—	—

Basic net income (a)(b)	$1.43	1.82	1.36	1.81	1.32

Diluted net income (a)(b)	$1.42	1.81	1.35	1.80	1.31

Cash dividends	$1.02	0.98	0.93	0.86	0.76
Performance Ratios
Return on total assets(a)(b)	1.14%	1.48%	1.14%	1.54%	1.26%
Return on common shareholders’ equity(a)(b)	12.40%	16.31%	12.65%	18.60%	13.62%
Net interest margin — tax-equivalent basis	4.02%	4.39%	4.20%	3.93%	4.41%
Efficiency ratio	54.27%	47.46%	57.28%	48.69%	50.86%
Book value per common share	$11.65	11.41	10.70	10.48	9.39
Average shareholders’ equity to total assets	9.22%	9.11%	9.05%	8.31%	9.27%
Dividend payout ratio	71.83%	54.14%	68.89%	47.78%	58.02%
Balance Sheet Data
Total assets (at year end)	$10,473,635	10,688,206	10,193,374	10,215,203	10,115,477
Long-term debt (at year end)	$295,559	554,736	538,262	423,523	649,646
Daily averages:
Total assets	$10,591,414	10,405,563	10,180,909	10,368,637	9,493,047
Earning assets	9,844,214	9,685,381	9,408,198	9,664,251	8,797,597
Deposits and other funds	9,440,357	9,287,869	9,102,183	9,366,851	8,464,706
Shareholders’ equity	976,423	947,592	921,234	862,109	880,124

*	Fully tax-equivalent basis

(a)	Included in the 2003 results are the sale of the company’s $621 million portfolio of manufactured housing loans and prepayment of $221 million in Federal Home Loan Bank (“FHLB”) borrowings, as well as the sale of $22.6 million of commercial loans. As a result, after-tax earnings for the full year and fourth quarter 2003 were reduced by a total of $22.6 million, or $0.27 per share, which includes an after-tax charge of $18.4 million, or $0.22 per share, related to the sale of the manufactured housing portfolio and prepayment of FHLB borrowings, and a $4.2 million, or $0.05 per share, increase in the provision for loan losses related to the sale of commercial loans. Results for 2003 also include an accounting charge of $688,000 after-tax, or $0.01 per share, representing the cumulative effect of application of Financial Interpretation No. 46 (“FIN 46”), a new accounting interpretation that requires consolidation of the special purpose entity that holds FirstMerit’s headquarters building.

(b)	The 2001 net income, provision for loan losses, other income, other expenses, and profitability ratios shown include the effects of a one-time restructuring charge related to the exit of the manufactured housing finance business of $41.1 million, after taxes. The specific income statement classifications affected by the charge, as shown in the preceding table, were as follows: other income $2.6 million, other expenses $41.9 million, and the provision for loan losses $14.5 million. Net income for 2001 was also reduced by a cumulative effect of a change in accounting for securitized retained interest assets of $6.3 million, after taxes.

The 1999 net income, provision for loan losses, and profitability ratios shown include (1) merger-related expenses associated with the Signal pooling-of-interests acquisition of $32.3 million after taxes, and (2) an extraordinary charge from early extinguishment of Signal debt prior to the Signal merger of $5.8 million after taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2003, 2002 AND 2001

      The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2003, 2002 and 2001. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

      The Corporation recorded net income of $121.0 million, or $1.42 per diluted share, for the 2003 fiscal year. This compares to $154.4 million, or $1.81 per diluted share, for fiscal year 2002. For the fourth quarter of 2003, FirstMerit reported net income of $6.5 million, or $0.07 per diluted share, compared to $36.6 million, or $0.43 per share, for the prior-year quarter.

      During the fourth quarter of 2003, FirstMerit completed several initiatives that reduced risk and strengthened the balance sheet. These initiatives included the sale of the Company’s $621 million portfolio of manufactured housing loans and prepayment of $221 million in FHLB borrowings, as well as the sale of $22.6 million of commercial loans. As a result, after-tax earnings for the full year and fourth quarter 2003 were reduced by a total of $22.6 million, or $0.27 per share, which includes an after-tax charge of $18.4 million, or $0.22 per share, related to the sale of the manufactured housing portfolio and prepayment of FHLB borrowings, and a $4.2 million, or $0.05 per share, increase in the provision for loan losses relating to the sale of commercial loans. Results for 2003 also include an accounting charge of $688,000 after-tax, or $0.01 per share, representing the cumulative effect of application of FIN 46, a new accounting interpretation that requires consolidation of the special purpose entity that holds FirstMerit’s headquarters building.

      Returns on average common equity (“ROE”) and average assets (“ROA”) for the full year were 12.4% and 1.14%, respectively, compared with 16.3% and 1.48% for 2002. Fourth quarter ROE and ROA were 2.6% and 0.24%, respectively, compared to 15.0% and 1.39% for the prior-year quarter.

      Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus non-interest income net of securities transactions, totaled $600.8 million for 2003, compared to $602.9 million reported in 2002. FTE net interest income was $396.2 million for 2003, a decline of 6.8% from $425.0 million in 2002, reflecting the impact of a 37 basis point decline in the net interest margin to 4.02%, partially offset by a 1.6% increase in average earning assets to $9.8 billion. For the fourth quarter of 2003, FTE net interest income was $95.1 million, a decline of 9.5% from the prior-year quarter due to a 42 basis point drop in the net interest margin to 3.86%.

      Non-interest income excluding securities transactions was $204.6 million for 2003, an increase of $26.6 million, or 15.0%, from $178.0 million in 2002. Loan sales from mortgage banking activities and service charges on deposits accounted for 79.0% of the increase in 2003 fee income. For the fourth quarter, non-interest income excluding securities transactions was $48.1 million, a decline of $2.6 million, or 5.1%, from the prior-year fourth quarter. The decline reflects a lower level of mortgage banking activity and investment services, partially offset by higher levels of trust income and deposit service charges.

      Non-interest expense totaled $327.0 million for 2003, compared to $287.0 million for 2002. Excluding the $26.2 million pre-tax charge associated with the sale of the Company’s manufactured housing portfolio and prepayment of $221.0 million in FHLB borrowings, non-interest expense totaled $300.8 million, a 4.8% increase over the prior year. Salary and benefits expense increased 9.2% for the year and other non-interest expenses were virtually unchanged from the prior year. For the fourth quarter of 2003, non-interest expenses excluding the pre-tax charge declined 3.6% from the prior-year quarter.

      As previously stated, in the fourth quarter of 2003, the Company sold $22.6 million of commercial loans and $621 million of manufactured housing loans, contributing to a $14.4 million decline in non-performing assets. Year over year, nonperforming assets improved $8.4 million and loans ninety days past due and still accruing interest improved $16.0 million. As a result of these steps, non-performing assets were 1.24% of period-end loans plus ORE at December 31, 2003, unchanged from the prior-year end, but down from 1.32% at the end of the third quarter. Net charge-offs totaled $98.0 million for the year, compared to $98.5 million for 2002, 1.37% and 1.34% of loans, respectively.

      The Company recorded $102.2 million of loan loss provision in 2003. This compares with a provision of $98.6 million taken in 2002. In the fourth quarter, the provision was $32.7 million, which compares with a $26.0 million provision taken in the fourth quarter of 2002 and $22.5 million in the third quarter of 2003. The allowance for loan losses was reduced by $29.4 million for reserves associated with the asset sales. At year-end 2003, the allowance for loan losses was 1.49% of loans, reflecting the higher level of loans and the lower level of risk inherent in the portfolio after disposition of the manufactured housing (“MH”) portfolio in 2003 (as described under “Other Income”), compared to 1.70% (or 1.48% excluding the MH portfolio) at December 31, 2002.

      Assets at December 31, 2003 totaled $10.5 billion. Deposits totaled $7.5 billion at December 31, 2003 a decline of 2.7% over the last twelve months. Time deposits declined 18.5%, while lower-cost core deposits increased 11.1%. Core deposits now account for 61.1% of deposits, compared to 53.5% at December 31, 2002.

      Shareholder’s equity was $987.2 million at December 31, 2003. During the fourth quarter, FirstMerit redeemed substantially all of the outstanding shares of its 6.5% Cumulative Convertible Preferred Stock. The Company’s capital position remains strong; as tangible equity to assets was 8.16% at quarter-end. The common dividend per share paid in 2003 was $1.02, a $0.04 increase from the prior year.

Net Interest Income

      Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the mix of funding between interest bearing liabilities, non-interest bearing liabilities and equity, and the growth in earning assets.

      Net interest income for the year ended December 31, 2003 was $393.6 million, compared to $421.6 million for the year ended December 31, 2002. The $28.0 million decline in net interest income occurred because the $52.7 million decline in interest expense was less than the $80.7 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2003 was $2.6 million, compared with $3.4 million in 2002.

      The following table shows the allocation to assets, the source of funding and their respective interest spreads.

	2003

	Average	Net	Net
	Earning	Interest	Interest
(Dollars in thousands)	Assets	Spread	Income

Interest-bearing liabilities	$8,134,010	3.66%	$297,176
Non-interest-bearing liabilities and equity	1,710,204	5.79% *	99,021

	$9,844,214		$396,197

	2002

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$8,104,227	3.94%	$318,543
Non-interest-bearing liabilities and equity	1,581,154	6.73% *	106,412

	$9,685,381		$424,955

	2001

	Average	Net	Net
	Earning	Interest	Interest
	Assets	Spread	Income

Interest-bearing liabilities	$8,043,572	3.60%	$289,077
Non-interest-bearing liabilities and equity	1,364,626	7.77% *	106,031

	$9,408,198		$395,108

*	Yield on earning assets

      Net interest income presented on a FTE basis decreased $28.8 million, or 6.8%, to $396.2 million in 2003 compared to $425.0 million in 2002 and $395.1 million in 2001. The decrease from 2002 to 2003 occurred because the $52.8 million decline in interest expense was less than the $81.5 million decline in interest income during the same period.

      The average yield on earning assets dropped 94 basis points from 6.73% in 2002 to 5.79% in 2003. Higher outstanding balances on total average earning assets caused interest income to increase $0.2 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income $15.1 million, but lower rates earned on the securities lessened interest income by $23.9 million. Average loan outstandings were down from last year, reducing interest income by $13.7 million, while lower yields earned on the loans, decreased 2003 loan interest income by $56.9 million.

      The cost of funds for the year as a percentage of average earning assets decreased 0.58% basis points from 2.34% in 2002 to 1.76% in 2003. The decline in interest expense was primarily rate-driven as lower interest rates paid on customer deposits and wholesale borrowings accounted for $45.6 million compared to 2002. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the Corporation placed less reliance on certificates of deposit (“CDs”) to fund loans and operations in 2003. Specifically, lower average outstandings for CDs lessened interest expense by $15.3 million.

CHANGES IN NET INTEREST INCOME —

FULLY TAX-EQUIVALENT RATE/ VOLUME ANALYSIS

	Years ended December 31,

	2003 and 2002			2002 and 2001

	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
INTEREST INCOME
Investment securities:
Taxable	$14,577	(23,645)	(9,068)	14,209	(20,684)	(6,475)
Tax-exempt	(520)	(291)	(811)	362	(1,412)	(1,050)
Loans held for sale	(164)	(832)	(996)	348	(1,433)	(1,085)
Loans	(13,756)	(56,890)	(70,646)	(1,635)	(68,899)	(70,534)
Federal funds sold	17	(15)	2	8	(43)	(35)

Total interest income	154	(81,673)	(81,519)	13,292	(92,471)	(79,179)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	51	(694)	(643)	124	(2,099)	(1,975)
Savings	2,160	(7,049)	(4,889)	2,206	(22,572)	(20,366)
Certificates and other time deposits (“CDs”)	(15,286)	(30,160)	(45,446)	(3,421)	(59,155)	(62,576)
Securities sold under agreements to repurchase and wholesale borrowings	5,882	(7,665)	(1,783)	(3,341)	(20,768)	(24,109)

Total interest expense	(7,193)	(45,568)	(52,761)	(4,432)	(104,594)	(109,026)

Net interest income	$7,347	(36,105)	(28,758)	17,724	12,123	29,847

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

      The net interest margin for 2003 was 4.02%, compared to 4.39% in 2002. As discussed in the previous section, the decrease in the net interest margin during 2003 was primarily a result of lower yields earned on loans and securities outpacing reductions in lower interest rates paid on customer deposits and wholesale borrowings.

	2003	2002	2001

	(Dollars in thousands)
Net interest income	$393,613	421,596	391,456
Tax equivalent adjustment	2,584	3,359	3,652

Net interest income — FTE	$396,197	424,955	395,108

Average earning assets	$9,844,214	9,685,381	9,408,198

Net interest margin	4.02%	4.39%	4.20%

Other Income

      Excluding securities gains, other noninterest income totaled $204.6 million in 2003, an increase of $26.6 million, or 15.0%, from 2002. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 35.0% compared to 30.9% in 2002. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	2003	2002	2001

	(In thousands)
Trust department income	$20,965	20,013	21,113
Service charges on deposits	63,259	56,369	53,477
Credit card fees	40,652	38,389	35,372
ATM and other service fees	12,120	12,692	14,690
Bank owned life insurance income	12,871	13,073	12,542
Investment services and life insurance	12,189	12,624	10,657
Gain from the sale of partnership	—	—	5,639
Manufactured housing income	1,792	1,960	4,643
Investment securities gains, net	5,574	8,445	3,341
Loan sales and servicing income	23,893	9,768	12,089
Other operating income	16,831	13,069	8,856

	$210,146	186,402	182,419

      Trust department income, which had been negatively impacted by lower stock market values, has improved by 4.8%, up $1.0 million in 2003; service charges on deposit accounts totaled $63.3 million, up $6.9 million, an improvement of 12.2%, due in part to increases in fee-based core deposits outstanding; and credit card fees were up $2.3 million or 5.9% inclusive of the reduction in debit card interchange fees resulting from the VISA and MasterCard litigation settlement changes that took effect on August 1, 2003. Manufactured housing income decreased $0.2 million from 2002 and $2.9 million from 2001. On October 31, 2001, the Corporation exited the manufactured housing (“MH”) lending business and stopped originations of new MH finance contracts. The collection and servicing of existing MH contracts was retained. On December 1, 2003, the Corporation sold the remaining MH loans to Vanderbilt Mortgage and Finance, Inc. as well as assignment of the servicing. This sale is more fully described in Note 5 of the consolidated financial statements. Investment securities gains decreased $2.9 million. Loan sales and servicing income accounted for $14.1 million of the 2003 increase over 2002 and consisted of: a $11.3 million increase from the valuation of mortgage servicing rights, a $8.1 million in the gain on sale of mortgages, and a $1.6 million increase in origination fees; offset by a $6.9 increase in the amortization of mortgage servicing assets. Other operating income increased $3.8 million; the increase from 2002 is attributable to an increase in loan refinancing fees, escrow fees, exam underwriting fees, service fees and recording fees.

Federal Income Tax

      Federal income tax expense totaled $52.9 million in 2003 compared to $68.0 million in 2002 and $57.5 million in 2001. The effective federal income tax rate for 2003 was 30.3% compared to 30.6% in 2002 and 33.1% in 2001. The Internal Revenue Service (“IRS”) is currently examining the Company’s tax returns for years 1999 and 2000. The Company believes the ultimate resolution of this examination will not result in a material adverse effect on the Company’s financial position or results of operations. Further federal income tax information is contained in Note 11 to the consolidated financial statements.

Other Expenses

      Other non-interest expenses were $327.0 million in 2003 compared to $287.0 million in 2002. Excluding the $26.2 million pre-tax charge associated with the sale of the Company’s MH portfolio and prepayment of $221.0 million in Federal Home Loan Bank borrowings, non-interest expense totaled $300.8 million, a 4.8% increase over the prior year.

	2003	2002	2001

	(Dollars in thousands)
Salaries and wages	$116,043	109,362	106,808
Pension and employee benefits	35,126	29,097	25,311

Salaries, wages, pension and employee benefits	151,169	138,459	132,119
Net occupancy expense	22,118	21,110	20,497
Equipment expense	14,482	15,726	17,133
Taxes, other than federal income taxes	5,347	6,227	7,610
Stationery, supplies and postage	11,542	11,632	11,371
Bankcard, loan processing and other costs	28,040	26,829	24,935
Advertising	3,357	5,582	5,339
Professional services	11,452	9,403	10,742
Telephone	4,235	4,308	5,087
Amortization of intangibles	889	888	9,370
Other operating expenses	74,321	46,866	84,394

	$326,952	287,030	328,597

      Salaries, wages, pension and employee benefits expense totaled $151.2 million in 2003, an increase of 9.2% from 2002. The increase in salaries and wages reflects annual employee merit increases, while higher benefit costs are primarily due to increased pension expense and health care costs related to self-insured medical plans. Note 12 to the consolidated financial statements more fully describes the increases in pension and post-retirement medical expenses.

      Equipment expense decreased $1.2 million, or 7.9%, in part due to lower equipment lease costs and reduced costs associated with computer and other equipment repair. Taxes, other than federal income taxes, declined $0.9 million due to lower state franchise taxes due to the sale of the MH portfolio. Due to the increased mortgage banking activity during 2003, loan processing and other fees increased $1.2 million, or 4.5%. Professional services expenses increased $2.0 million in 2003 as the Corporation evaluated its market potential and initiated a risk-based approach to allocate resources to make our balance sheet stronger and reduce our overall risk profile.

      Other operating expenses includes the $26.2 million net impact of the sale of the MH portfolio and the prepayment of the FHLB borrowings and is more fully described in Note 5 to the consolidated financial statements.

      The efficiency ratio for 2003 was 54.27% compared to 47.46% in 2002. The “lower is better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue—that is during 2003, 54.27 cents was spent to generate each $1 of net revenue. The efficiency ratio excluding the net impact of the sale of the MH portfolio and prepayment of the FHLB borrowings is 49.91%. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity and earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities have been classified as available-for-sale. In this classification, adjustment to fair value of the available-for-sale securities in the form of unrealized holdings gains and losses is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. At year-end 2003, the investment portfolio had a net unrealized loss of $12.1 million, which compares to a gain of $41.5 million at year-end 2002.

      At year-ends 2003 and 2002, investment securities totaled $3.1 billion and $2.5 billion, respectively. The 22% increase in the total portfolio occurred primarily in the mortgage-backed securities category. The increase reflects the reinvestment of funds generated from higher levels of core deposits, the decrease in commercial loans, and proceeds from the sale of the MH portfolio. Additional discussion of the increase in investment securities is located in the Liquidity Risk Management section of this report.

      A summary of investment securities’ carrying value is presented below as of year-ends 2003 and 2002. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

Carrying Value of Investment Securities

	Year-ends
			Dollar	%
	2003	2002	Change	Change

	(Dollars in thousands)
U.S. Treasury & Government agency obligations	$755,757	727,346	28,411	4%
Obligations of states and political subdivisions	95,743	110,131	(14,388)	(13)%
Mortgage-backed securities	1,954,931	1,422,896	532,035	37%
Other securities	267,140	257,307	9,833	4%

	$3,073,571	2,517,680	555,891	22%

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

	(Dollars in thousands)
U.S. Treasury securities	$256	7.25%	—	0.00%	535	5.00%	—	—%
U.S. Government agency obligations	64,998	3.36%	680,794	2.57%	3,109	4.91%	—	—%
Obligations of states and political subdivisions	10,945	6.75% *	25,011	7.29% *	25,368	6.08% *	38,130	4.51%
Mortgage-backed securities	4,811	8.63%	1,393,449	4.36%	552,685	3.75%	—	—
Other securities	2,540	4.53%	147,668	4.30%	—	0.00%	111,198	3.20%

	$83,550	4.16%	2,246,922	3.85%	581,697	3.69%	149,328	3.53%

Percent of total	2.73%		73.39%		19.00%		4.88%

* Fully tax-equivalent based upon federal income tax structure applicable at December 31, 2003.

      Mortgage-backed securities (“MBS”) accounted for 77% of the portfolio at year end with 36% representing fixed rate MBS; 29% adjustable rate MBS; and 12% invested in collateralized mortgage obligations. At year end the fair value of 20 and 30 year MBS was less than 2% of the portfolio. The estimated effective duration of the portfolio is 2.9% and would shorten to 1.5% given an immediate, parallel decrease of 100 basis points in interest rates. If rates were to increase 100 basis points in a similar fashion, the duration would increase to 3.6%. The investment portfolio would be expected to generate $470 million in cash flow over the next twelve months, given no change in interest rates.

      The average yield on the portfolio was 3.95% in 2003 compared to 5.05% in 2002.

Loans

      Total loans outstanding at year-end 2003 decreased 9.19% to $6.6 billion compared to one year ago, at $7.2 billion. The following tables break down outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Commercial loans	$3,352,014	3,430,396	3,486,199	3,251,761	3,122,520
Mortgage loans	614,073	560,510	638,908	848,225	878,323
Installment loans	1,668,421	1,564,588	1,560,905	1,497,270	1,471,149
Home equity loans	637,749	597,060	502,521	453,462	408,343
Credit card loans	144,514	141,575	132,746	117,494	108,163
Manufactured housing loans	0	713,715	808,476	786,641	753,254
Leases	134,828	206,461	257,565	282,232	272,429

Total loans	$6,551,599	7,214,305	7,387,320	7,237,085	7,014,181
Less allowance for loan losses	97,553	122,790	125,235	108,285	104,897

Net loans	$6,454,046	7,091,515	7,262,085	7,128,800	6,909,284

At December 31, 2003

Commercial Loans

(Dollars in thousands)
Due in one year or less	$1,577,958
Due after one year but within five years	1,454,197
Due after five years	319,859

Total	$3,352,014

Loans due after one year with interest at a predetermined fixed rate	$1,059,650
Loans due after one year with interest at a floating rate	714,406

Total	$1,774,056

      The manufacturing-based economy in Northeast Ohio showed continued softness during 2003 with commercial loans declining 2.3%. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. The year over year increase in mortgage loans held in portfolio on the Corporation’s balance sheets totaled $53.6 million, or 9.6%.

      Outstanding home equity loan balances increased $40.7 million, or 6.8%, from December 31, 2002 as a result of continued marketing campaigns. Credit card outstandings grew $2.9 million, or 2.1%, to $144.5 million at December 31, 2003. The increase is attributable to the opening of approximately 13.1 thousand new accounts.

      Installment loans increased $103.8 million or 6.6%. As more fully explained in Note 5 to the consolidated financial statements, the MH portfolio was sold on December 1, 2003.

      There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the State of Ohio.

Allowance for Loan Losses

      The Corporation maintains what Management believes is an adequate allowance for loan losses. FirstMerit Corporation and FirstMerit Bank regularly analyze the adequacy of the allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2003 and 2002.

      At December 31, 2003 the allowance for loan losses was $97.6 million or 1.49% of loans outstanding, compared to $122.8 million, or 1.70%, and $125.2 million, or 1.70%, at year-end 2001. The allowance equaled 132.5% of nonperforming loans at year-end 2003, compared to 149.1% at year-end 2002.

      Net charge-offs were $98.0 million in 2003, compared to $98.5 million in 2002 and $44.9 million in 2001. As a percentage of average loans outstanding, net charge-offs equaled 1.37% in 2003, 1.34% in 2002 and 0.61% in 2001. Losses are charged against the allowance for loan losses as soon as they are identified.

	Loan Type

	December 31, 2003

	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total

(In thousands)
Individually Impaired Loan Component:
Loan balance	$35,389	16,629	356	—	—	—	—	52,374
Allowance	9,811	1,997	143	—	—	—	—	11,951
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	9,942	2,303	0					12,245
Grade 1 allowance	19	5	0					24
Grade 2 loan balance	148,555	121,374	30,009					299,938
Grade 2 allowance	383	388	69					840
Grade 3 loan balance	203,561	263,103	22,294					488,958
Grade 3 allowance	1,073	1,006	109					2,188
Grade 4 loan balance	985,388	1,217,925	51,587					2,254,900
Grade 4 allowance	14,974	10,715	603					23,631
Grade 5 (Special Mention) loan balance	66,577	64,274	1,037					131,888
Grade 5 allowance	2,456	1,087	35					3,578
Grade 6 (Substandard) loan balance	118,508	74,987	1,274					194,769
Grade 6 allowance	10,658	4,247	102					15,007
Grade 7 (Doubtful) loan balance	487	568	67					1,122
Grade 7 allowance	234	106	18					358
Consumer loans based on payment status:
Current loan balances			52,621	1,614,181	633,476	138,295	582,199	3,020,771
Current loans allowance			262	14,582	2,533	4,232	233	19,022
30 days past due loan balance			3,519	30,874	2,559	2,635	17,606	57,193
30 days past due allowance			317	4,840	256	733	74	6,220
60 days past due loan balance			777	10,497	789	1,590	3,494	17,147
60 days past due allowance			117	2,810	158	885	73	4,043
90+ days past due loan balance			273	6,326	926	1,995	10,774	20,294
90+ days past due allowance			55	2,521	278	1,267	1,089	5,210

Total loans	$1,568,407	1,761,163	163,814	1,661,878	637,750	144,515	614,073	6,551,599

Total Allowance for Loan Losses	$39,608	19,551	1,830	24,753	3,225	7,117	1,469	97,553

	Loan Type

	December 31, 2002

					Home	Mfd	Credit	Res
	Commercial	Commercial		Installment	Equity	Housing	Card	Mortgage
Allowance for Loan Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Loans	Total

(In thousands)
Individually Impaired Loan Component:
Loan balance	$43,761	17,984	478	—	—	—	—	—	62,223
Allowance	12,040	1,933	200	—	—	—	—	—	14,173
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	57,446	1,023	0						58,469
Grade 1 allowance	109	2	0						111
Grade 2 loan balance	103,814	120,547	11,624						235,985
Grade 2 allowance	269	386	27						682
Grade 3 loan balance	265,957	295,551	43,437						604,945
Grade 3 allowance	1,444	1,128	213						2,785
Grade 4 loan balance	1,045,682	1,124,308	57,904						2,227,894
Grade 4 allowance	12,923	9,861	677						23,461
Grade 5 (Special Mention) loan balance	82,475	63,106	1,991						147,572
Grade 5 allowance	2,879	1,064	66						4,009
Grade 6 (Substandard) loan balance	109,644	86,009	3,689						199,342
Grade 6 allowance	10,133	4,857	295						15,285
Grade 7 (Doubtful) loan balance	165	92	173						430
Grade 7 allowance	47	18	47						112
Consumer loans based on payment status:
Current loan balances			99,986	1,500,149	591,266	667,360	135,299	543,935	3,537,995
Current loans allowance			500	10,762	2,365	15,016	4,129	217	32,989
30 days past due loan balance			7,228	33,712	3,993	34,512	2,315	5,697	87,457
30 days past due allowance			651	5,253	399	6,902	643	24	13,872
60 days past due loan balance			2,656	12,215	1,304	8,643	1,681	1,372	27,871
60 days past due allowance			398	3,271	261	3,025	933	29	7,917
90+ days past due loan balance			1,536	7,102	497	3,200	2,279	9,508	24,122
90+ days past due allowance			307	2,770	149	1,780	1,441	947	7,394
Total loans	$1,708,944	1,708,620	230,702	1,553,178	597,060	713,715	141,574	560,512	7,214,305

Total Allowance for Loan Losses	$39,844	19,249	3,381	22,056	3,174	26,723	7,146	1,217	122,790

      A five-year summary of activity follows:

Allowance for Loan Losses

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Allowance for loan losses at January 1,	$122,790	125,235	108,285	104,897	96,149
Loans charged off:
Commercial	34,093	31,970	10,100	7,089	7,539
Mortgage	1,016	622	469	885	1,375
Installment	42,093	37,272	22,978	20,269	19,370
Home equity	3,428	3,768	1,859	1,673	1,975
Credit cards	12,667	12,417	7,693	6,817	7,442
Manufactured housing	21,633	27,934	15,339	10,886	9,091
Leases	4,947	6,342	3,447	1,809	1,043

Total	119,877	120,325	61,885	49,428	47,835

Recoveries:
Commercial	2,597	1,836	892	4,805	3,997
Mortgage	235	41	92	77	17
Installment	11,872	12,446	9,104	9,162	8,363
Home equity	1,183	1,002	669	686	523
Credit cards	2,165	2,567	1,658	1,651	3,968
Manufactured housing	3,143	3,411	3,654	3,053	578
Leases	661	489	959	674	679

Total	21,856	21,792	17,028	20,108	18,125

Net charge-offs	98,021	98,533	44,857	29,320	29,710

Acquisition adjustment	—	—	—	—	1,028
Allowance related to loans sold	(29,427)	—	—	—	—
Reclassification to lease residual reserve	—	(2,540)	—	—	—
Provision for loan losses	102,211	98,628	61,807	32,708	37,430

Allowance for loan losses at December 31,	$97,553	122,790	125,235	108,285	104,897

Average loans outstanding	$7,138,673	7,350,952	7,373,493	7,275,036	6,865,330

Ratio to average loans:
Net charge-offs	1.37%	1.34%	0.61%	0.40%	0.43%
Provision for loan losses	1.43%	1.34%	0.84%	0.45%	0.55%

Loans outstanding at end of year	$6,551,599	7,214,305	7,387,320	7,237,085	7,014,181

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.49%	1.70%	1.70%	1.50%	1.50%
As a multiple of net charge-offs	1.00	1.25	2.79	3.69	3.53

Asset Quality

      Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

      The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its Subsidiaries, participating in approval of the largest loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operations services, and overseeing loan workouts. Notes 1, 3 and 4 to the consolidated financial statements, provide detailed information regarding the Corporation’s credit policies and practices.

      The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

      Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Nonperforming Loans:
Nonaccrual	$73,604	82,283	57,253	30,174	22,064
Restructured	35	48	84	150	47

Total nonperforming loans	73,639	82,331	57,337	30,324	22,111

ORE	7,527	7,203	10,163	6,067	3,173

Total nonperforming assets	$81,166	89,534	67,500	36,391	25,284

Loans past due 90 days or more accruing interest	$27,515	43,534	43,220	31,440	30,878

Total nonperforming assets as a percentage of total loans and ORE	1.24%	1.24%	0.91%	0.50%	0.36%

      In the fourth quarter of 2003, the Company sold $22.6 million of commercial loans and $621 million of manufactured housing loans, contributing to the $14.4 million decline in non-performing assets and the $16.0 million decline in loans past due 90 days or more.

      During 2003 and 2002, total nonperforming loans earned $164.9 thousand and $193.0 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $7.5 million and $7.8 million, respectively, in interest income.

      In addition to nonperforming loans and loans 90 days past due and still accruing interest, Management identified potential problem loans (classified as substandard and doubtful) totaling $185.2 million at year-end 2003 and $179.7 million at year-end 2002. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

      Average deposits for 2003 totaled $7.67 billion, compared to $7.73 billion in 2002. Increases in non-interest bearing and interest bearing demand accounts, as well as in savings and money market deposits, were a result of targeted marketing for core deposits and customer preferences for investments that provide high levels of liquidity in the low-interest rate environment. Because of the influx in liquid deposits, the Corporation was able to replace higher costing CD’s with lower-yielding checking and savings instruments. The following ratios and table provide additional information about the change in the mix of customer deposits.

      Total demand deposits comprised 26.8% of average deposits in 2003 compared to 24.6% last year and 23.2% in 2001. Savings accounts, including money market products, made up 31.0% of average deposits in 2003, compared to 27.3% in 2002 and 25.7% in 2001. Certificates and other time deposits (“CDs”) made up 42.2% of average deposits in 2003, 48.1% in 2002 and 51.1% in 2001.

      The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 59 basis points compared to one year ago, or 1.84% in 2003.

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Demand deposits- non-interest bearing	$1,306,347	—	$1,183,642	—	$1,058,611	—
Demand deposits- interest bearing	750,434	0.15%	716,992	0.25%	667,406	0.56%
Savings and money market accounts	2,381,004	0.80%	2,110,039	1.13%	1,915,006	2.31%
Certificates and other time deposits	3,234,673	3.18%	3,714,937	3.99%	3,800,574	5.55%

Total customer deposits	7,672,458	1.60%	7,725,610	2.25%	7,441,597	3.48%
Securities sold under agreements to repurchase and wholesale borrowings	1,767,899	2.86%	1,562,259	3.35%	1,660,586	4.60%

Total funds	$9,440,357		$9,287,869		$9,102,183

      The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2003, by time remaining until maturity.

Time until maturity:	Amount

(In thousands)
Under 3 months	$310,649
3 to 12 months	197,722
Over 12 months	142,060

$650,431

Interest Rate Sensitivity

      Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy that provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends in the financial markets and the industry.

      The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by $0.14 million. The Corporation uses the GAP analysis and other tools to monitor rate risk. Focusing on estimated repricing activity within one year, the Corporation was in a slightly liability sensitive position as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total

	(In thousands)
Interest Earning Assets:
Loans and leases	$2,595,300	180,987	186,847	470,421	934,195	2,247,168	6,614,918
Investment securities	62,094	44,889	84,573	104,948	296,357	2,468,636	3,061,497

Total Interest Earning Assets	$2,657,394	225,876	271,420	575,369	1,230,552	4,715,804	9,676,415

Interest Bearing Liabilities:
Demand — interest bearing	136,532	35,364	118,316	—	—	483,302	773,514
Savings and money market accounts	895,613	274,103	562,216	—	—	729,333	2,461,265
Certificate and other time deposits	367,937	271,448	176,737	560,568	496,122	1,048,619	2,921,431
Wholesale borrowings	1,020,780	21,450	24,000	19,206	116,000	635,406	1,836,842

Total Interest Bearing Liabilities	$2,420,862	602,365	881,269	579,774	612,122	2,896,660	7,993,052

Total GAP	$236,532	(376,489)	(609,849)	(4,405)	618,430	1,819,144	1,683,363

Cumulative GAP	$236,532	(139,957)	(749,806)	(754,211)	(135,781)	1,683,363

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

      Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments, such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

      Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2003:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:

	-100 basis	-50 basis	+100 basis	+200 basis
	points	points	points	points

December 31, 2003	N/A	(1.42)%	0.06%	(0.37)%
December 31, 2002	(3.01)%	—	1.99%	3.28%

      Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are Management’s best estimate based on studies conducted by ALCO. ALCO uses a data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts), balance trends, and repricing relationships reflect management’s best estimate of expected behavior and these assumptions are reviewed regularly.

      The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow Management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2003:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:

	-100 basis	-50 basis	+100 basis	+200 basis
	points	points	points	points

December 31, 2003	N/A	2.78%	(1.25)%	(4.05)%
December 31, 2002	(5.98)%	—	3.06%	2.91%

Capital Resources

      Financial institutions are subject to a strict uniform system of capital-based regulation. Under this system, there are five different categories of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 3% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2003 FirstMerit Corporation, on a consolidated basis, as well as its subsidiary bank, exceeded the minimum capital levels of the well capitalized category.

	2003		2002		2001

	(Dollars in thousands)
Consolidated
Total equity	$987,175	9.43%	964,657	9.03%	910,807	8.94%
Common equity	987,175	9.43%	963,564	9.02%	909,598	8.92%
Tangible common equity (a)	842,394	8.16%	817,894	7.76%	770,102	7.66%
Tier 1 capital (b)	869,535	10.82%	833,398	9.65%	784,818	9.09%
Total risk-based capital (c)	1,116,662	13.89%	1,091,054	12.63%	1,043,061	12.07%
Leverage (d)	869,535	8.36%	833,398	8.11%	784,818	7.75%

Bank Only
Total equity	$781,734	7.48%	761,851	7.15%	761,974	7.50%
Common equity	781,734	7.48%	761,851	7.15%	761,974	7.50%
Tangible common equity (a)	636,953	6.18%	616,181	5.86%	623,039	6.22%
Tier 1 capital (b)	755,435	9.40%	720,926	8.36%	727,634	8.44%
Total risk-based capital (c)	1,002,484	12.45%	978,208	11.34%	984,826	11.42%
Leverage (d)	755,435	7.26%	720,926	7.03%	727,634	7.23%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      During 2003, the Corporation’s Directors increased the quarterly cash dividend, marking the twenty-third consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.26 has an indicated annual rate of $1.04 per share.

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

      The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. Treasury Group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

      The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the Federal Reserve Bank of Cleveland’s discount window, debt Issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $803 million at year-end.

      Funding Trends for the Year. For the year ended December 31, 2003, lower cost interest bearing core deposits increased by $375 million. In aggregate, total deposits decreased $208 million as higher cost retail, brokered, and jumbo certificates of deposit were allowed to mature without rollover. One, two and three-year term repurchase agreements were added in 2003 contributing to a $194 million increase in the sweeps and repurchase category. The Corporation’s loan to deposit ratio decreased to 87.3% at December 31, 2003 compared to 93.6% at December 31, 2002.

      Parent Company Liquidity. FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2003, FirstMerit Bank paid FirstMerit Corporation a total of $84 million in dividends. As of year-end 2003, FirstMerit Bank had an additional $35 million available to pay dividends without regulatory approval.

Contractual Obligations, Commitments, Contingent Liabilities, and Off Balance Sheet Arrangements

      The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due in
Contractual Obligations
				One to	Three to	Over
	Note		One Year	Three	Five	Five
	Reference	Total	or Less	Years	Years	Years

		(In thousands)
Deposits without a stated maturity (a)		$4,581,353	4,581,353	—	—	—
Consumer and brokered certificates of deposits (a)		2,921,431	1,862,819	823,699	214,482	20,431
Federal funds borrowed and security repurchase agreements	10	1,525,804	1,525,804	—	—	—
Long-term debt	10	311,038	15,562	15,932	749	278,795
Capital lease obligations	8	29	27	2	—	—
Operating Leases (b)	8	36,481	7,009	15,055	3,014	11,403
Purchase obligations (c)		—	—	—	—	—

(a)	Excludes interest.

(b)	The corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities and equipment.

(c)	There were no material purchase obligations outstanding at December 31, 2003.

      The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2003. Additional details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

		Payments Due in

Commitments & Off-Balance Sheet Arrangements				One to	Three to	Over
	Note		One Year	Three	Five	Five
	Reference	Total	or Less	Years	Years	Years

		(In thousands)
Commitments to extend credit (d)	17	$2,558,679	1,369,605	406,912	251,568	530,594
Standby letters of credit	17	242,612	55,570	91,721	88,377	6,944
Loans sold with recourse (d)	17	185,159	185,159	—	—	—
Postretirement benefits (e)	12	149,743	2,387	5,458	6,524	135,374

(d)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(e)	The postretirement benefit payments represent actuarially determined future benefits to eligible plan participants. SFAS 106 requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

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

      As explained in Note 1 and Note 4 to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogeneous pools of loans. Changes in economic conditions can result in significant changes to Management’s estimate of the allowance for loan losses.

      The income tax amounts in Note 11 to the consolidated financial statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. The income tax returns, which are usually filed nine months after year-end, are subject to review and possible revision by the taxing authorities, until the statute of limitations has expired. These statutes usually expire within three years from the time the respective tax returns are filed.

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

Forward-Looking Statements — Safe Harbor Statement

      Information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within this report that is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

      The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of FirstMerit in this report, in other reports and filings, in press releases and in oral statements, involve risks and uncertainties and are subject to change based upon the factors listed above and like items. Actual results could differ materially from those expressed or implied, and therefore the forward-looking statements should be considered in light of these factors. The Corporation may from time to time issue other forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and qualitative disclosures about market risk are set forth in Item 7 under “Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,

	2003	2002

	(In thousands)
ASSETS
Cash and due from banks	$199,049	233,568
Investment securities (at fair value)	3,061,497	2,517,680
Loans held for sale	63,319	169,969
Commercial loans	3,352,014	3,430,396
Mortgage loans	614,073	560,510
Installment loans	1,668,421	1,564,588
Home equity loans	637,749	597,060
Credit card loans	144,514	141,575
Manufactured housing loans	—	713,715
Leases	134,828	206,461

Total loans	6,551,599	7,214,305

Allowance for loan losses	(97,553)	(122,790)
Premises and equipment, net	119,079	116,282
Goodwill	139,245	139,245
Intangible assets	5,536	6,425
Accrued interest receivable and other assets	431,864	413,522

Total assets	$10,473,635	10,688,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,346,574	1,264,640
Demand-interest bearing	773,514	777,771
Savings and money market accounts	2,461,265	2,082,361
Certificates and other time deposits	2,921,431	3,586,487

Total deposits	7,502,784	7,711,259

Securities sold under agreements to repurchase	1,525,804	1,220,821
Wholesale borrowings	311,038	600,299
Accrued taxes, expenses, and other liabilities	146,834	191,170

Total liabilities	9,486,460	9,723,549

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; 0 and 45,436 shares outstanding at December 31, 2003 and 2002, respectively	—	1,093
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at December 31, 2003 and 2002	127,937	127,937
Capital surplus	110,473	112,300
Accumulated other comprehensive income (loss)	(9,475)	3,924
Retained earnings	943,492	909,238
Treasury stock, at cost, 7,302,057 and 7,520,875 shares, at December 31, 2003 and 2002, respectively	(185,252)	(189,835)

Total shareholders’ equity	987,175	964,657

Total liabilities and shareholders’ equity	$10,473,635	10,688,206

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2003	2002	2001

	(In thousands except per share data)
Interest income:
Interest and fees on loans, including held for sale	$465,831	536,958	609,195
Interest and dividends on investment securities and federal funds sold	101,438	111,055	117,704

Total interest income	567,269	648,013	726,899

Interest expense:
Interest on deposits:
Demand-interest bearing	1,151	1,794	3,769
Savings and money market accounts	18,981	23,870	44,236
Certificates and other time deposits	102,955	148,401	210,977
Interest on wholesale borrowings and securities sold under agreements to repurchase	50,569	52,352	76,461

Total interest expense	173,656	226,417	335,443

Net interest income	393,613	421,596	391,456
Provision for loan losses	102,211	98,628	61,807

Net interest income after provision for loan losses	291,402	322,968	329,649

Other income:
Trust department income	20,965	20,013	21,113
Service charges on deposits	63,259	56,369	53,477
Credit card fees	40,652	38,389	35,372
ATM and other service fees	12,120	12,692	14,690
Bank owned life insurance income	12,871	13,073	12,542
Investment services and insurance	12,189	12,624	10,657
Gain from sale of partnership	—	—	5,639
Manufactured housing income	1,792	1,960	4,643
Investment securities gains, net	5,574	8,445	3,341
Loan sales and servicing income	23,893	9,768	12,089
Other operating income	16,831	13,069	8,856

Total other income	210,146	186,402	182,419

Other expenses:
Salaries, wages, pension and employee benefits	151,169	138,459	132,119
Net occupancy expense	22,118	21,110	20,497
Equipment expense	14,482	15,726	17,133
Stationery, supplies and postage	11,542	11,632	11,371
Bankcard, loan processing and other costs	28,040	26,829	24,935
Professional services	11,452	9,403	10,742
Amortization of intangibles	889	888	9,370
Other operating expense	87,260	62,983	102,430

Total other expenses	326,952	287,030	328,597

Income before federal income taxes and the cumulative effect of a change in accounting principle	174,596	222,340	183,471
Federal income taxes	52,939	67,974	60,867

Income after federal income taxes but before the cumulative effect of a change in accounting principle	121,657	154,366	122,604
Cumulative effect of change in accounting principle — consolidation of special-purpose entity, net of taxes of $370	(688)	—	—
Cumulative effect of change in accounting principle — write-down of asset-backed securities residual interest asset, net of taxes of $3,392	—	—	(6,299)

Net income	$120,969	154,366	116,305

Other comprehensive income (loss), net of tax:
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	(31,181)	29,041	15,030
Minimum pension liability adjustment during period	21,405	(23,032)	—
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	3,623	5,489	(2,172)

Net unrealized gains (losses), net of tax expense (benefit)	(13,399)	520	17,202

Comprehensive income	$107,570	154,886	133,507

Net income applicable to common shares	$121,587	154,286	122,482

Weighted average number of common shares outstanding — basic	84,533	84,772	85,594
Weighted average number of common shares outstanding — diluted	84,929	85,317	86,289
Basic EPS before cumulative effect of a change in accounting principle	$1.44	1.82	1.43

Diluted EPS before cumulative effect of a change in accounting principle	$1.43	1.81	1.42

EPS effect of cumulative change in accounting principle, net of taxes	$(0.01)	—	(0.07)

Basic Earnings per Share	$1.43	1.82	1.36

Diluted Earnings per Share	$1.42	1.81	1.35

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2000	$2,501	127,937	113,326	(13,798)	802,905	(117,982)	914,889
Net income	—	—	—	—	116,305	—	116,305
Cash dividends — common stock ($0.93 per share)	—	—	—	—	(80,050)	—	(80,050)
Cash dividends — preferred stock	—	—	—	—	(122)	—	(122)
Options exercised (146,540 shares)	—	—	(1,803)	—	—	3,717	1,914
Preferred stock converted (149,001 shares)	(1,292)	—	(2,535)	—	—	3,827	—
Debentures converted (9,092 shares)	—	—	(127)	—	—	207	80
Treasury shares purchased (2,592,402 shares)	—	—	—	—	—	(65,182)	(65,182)
Deferred compensation trust (246,740 shares)	—	—	6,068	—	—	(287)	5,781
Net unrealized gain (loss) on investment securities	—	—	—	17,202	(527)	—	16,675
Other	—	—	459	—	58	—	517

Balance at December 31, 2001	1,209	127,937	115,388	3,404	838,569	(175,700)	910,807
Net income	—	—	—	—	154,366	—	154,366
Cash dividends — common stock ($0.98 per share)	—	—	—	—	(83,617)	—	(83,617)
Cash dividends — preferred stock	—	—	—	—	(80)	—	(80)
Options exercised (354,395 shares)	—	—	(4,055)	—	—	9,329	5,274
Preferred stock converted (13,310 shares)	(116)	—	(198)	—	—	314	—
Debentures converted (8,296 shares)	—	—	(154)	—	—	226	72
Treasury shares purchased (908,800 shares)	—	—	—	—	—	(22,993)	(22,993)
Deferred compensation trust (38,428 shares)	—	—	1,011	—	—	(1,011)	—
Net unrealized gain on investment securities	—	—	—	23,552	—	—	23,552
Minimum pension liability adjustment	—	—	—	(23,032)	—	—	(23,032)
Other	—	—	308	—	—	—	308

Balance at December 31, 2002	1,093	127,937	112,300	3,924	909,238	(189,835)	964,657
Net income	—	—	—	—	120,969	—	120,969
Cash dividends — common stock ($1.02 per share)	—	—	—	—	(86,645)	—	(86,645)
Cash dividends — preferred stock	—	—	—	—	(70)	—	(70)
Options exercised (196,844 shares)	—	—	(735)	—	—	4,087	3,352
Preferred stock converted (121,314 shares)	(1,093)	—	(1,740)	—	—	2,777	(56)
Debentures converted (9,660 shares)	—	—	(119)	—	—	204	85
Treasury shares purchased (109,000 shares)	—	—	—	—	—	(2,036)	(2,036)
Deferred compensation trust (18,208 shares)	—	—	449	—	—	(449)	—
Net unrealized loss on investment securities	—	—	—	(34,804)	—	—	(34,804)
Minimum pension liability adjustment	—	—	—	21,405	—	—	21,405
Other	—	—	318	—	—	—	318

Balance at December 31, 2003	$—	127,937	110,473	(9,475)	943,492	(185,252)	987,175

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$120,969	154,366	116,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	102,211	98,628	61,807
Provision for depreciation and amortization	14,875	15,379	15,569
Amortization of investment securities premiums, net	11,498	3,374	209
Accretion of income for lease financing	(10,935)	(14,336)	(16,464)
Gains on sales of investment securities, net	(5,574)	(8,445)	(3,341)
Deferred federal income taxes	8,863	10,134	3,068
Decrease in interest receivable	11,482	162	16,794
Decrease in interest payable	(10,768)	(5,195)	(27,226)
Originations of loans held for sale	(1,032,652)	(795,997)	(593,590)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	1,145,317	672,293	686,030
Gains on sales of loans, net	(6,015)	(1,365)	(1,587)
(Increase) decrease in other real estate and other property	6,703	(753)	(2,060)
(Increase) decrease in other prepaid assets	(13,237)	(319)	466
Increase (decrease) in accounts payable	(10,464)	12,057	15,541
Increase in bank owned life insurance	(12,618)	(13,073)	(12,501)
Amortization of intangible assets	889	888	9,370
Other changes	(14,009)	(14,022)	51,614

NET CASH PROVIDED BY OPERATING ACTIVITIES	306,535	113,776	320,004

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	1,031,654	533,822	452,280
Available-for-sale — maturities	1,100,362	639,929	602,057
Purchases of investment securities available-for-sale	(2,736,454)	(1,627,757)	(1,042,518)
Net decrease in federal funds sold	—	—	8,100
Net decrease (increase) in loans and leases, except sales	546,193	86,278	(178,628)
Decrease (increase) in capitalized software	1,833	1,876	(2,588)
Purchases of premises and equipment	(11,787)	(11,454)	(15,355)
Sales of premises and equipment	4,115	6,831	4,768

NET CASH USED BY INVESTING ACTIVITIES	(64,084)	(370,475)	(171,884)

Financing Activities
Net increase in demand, savings and money market accounts	456,581	310,272	248,638
Net decrease in certificates and other time deposits	(665,056)	(138,413)	(324,170)
Net increase in securities sold under agreements to repurchase and wholesale borrowings	16,875	229,732	24,875
Cash dividends — common and preferred	(86,715)	(83,697)	(80,173)
Purchase of treasury shares	(2,036)	(22,993)	(65,182)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	3,381	5,346	1,994

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(276,970)	300,247	(194,018)

Increase (decrease) in cash and cash equivalents	(34,519)	43,548	(45,898)
Cash and cash equivalents at beginning of year	233,568	190,020	235,918

Cash and cash equivalents at end of year	$199,049	233,568	190,020

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$84,536	95,556	436,513

Federal income taxes	$77,230	49,441	55,065

Non-cash activity:
Increase in premises and equipment and other liabilities due to consolidation of synthetic lease under FIN 46 (Note 1 and 8)	$10,000	—	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of and for the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands)

      FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 158 banking offices in 24 Ohio counties and one Western Pennsylvania county. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its subsidiaries: FirstMerit Bank, N.A., Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

(c)	Critical Accounting Policies

Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operation. Note 4 (Allowance for Loan Losses) provides considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 11 (Federal Income Taxes). Note 6 (Mortgage Servicing Activity) discusses the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

(f)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or useful lives, whichever is less.

(g)	Loans and Loan Income

Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheets, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on a straight-line basis over the commitment period. Unearned discounts on consumer loans are recognized by the interest method.

(h)	Loans Held for Sale

Loans classified as held for sale are generally originated with that purpose in mind. As a result, these loans are carried at the lower of cost or market value less costs to dispose. Upon their sale, differences between carrying value and sales proceeds realized are recorded to income or expense as appropriate.

(i)	Equipment Lease Financing

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

With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Interest on residential real estate loans is accrued until Management deems it uncollectible based upon the specific identification method. Consumer loans are generally written-off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

and commercial real estate loans, but exclude certain consumer loans, residential real estate loans, and lease financing assets classified as nonaccrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

(l)	Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses in the portfolio. The Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective, and is based upon significant judgements and estimates, including the amounts and timing of cash flows expected to be received on impaired loans that may be susceptible to material change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Corporation’s allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent estimation performed according to either Statement of Financial Accounting Standards No. 5 or No. 114. Management’s estimate of each component of the allowance for loan losses is based on certain observable data Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 4 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

A key element of the methodology for determining the allowance for loan losses is the Corporation’s credit-risk grading of individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information affecting a borrower’s ability to fulfill its obligation.

(m)	Mortgage Servicing Fees

The Corporation generally records loan administration fees for servicing loans for investors as income is earned. Servicing fees and late fees related to delinquent loan payments are also recorded as income is earned.

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

(o)	Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. Based on the Corporation’s modeling of the value of goodwill performed in the first quarter, 2003, no impairment of goodwill was indicated. The Corporation will perform its next annual test for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

impairment of goodwill prior to its March 31, 2004 10-Q filing. Further detail is set forth in Note 20 to the consolidated financial statements.

(p)	Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported on the accrual basis of accounting.

(q)	Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 21 to the consolidated financial statements illustrates the Corporation’s earnings per share calculations for 2003, 2002 and 2001.

(r)	Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS 149, establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Balance Sheet and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

At December 31, 2003, the Corporation had interest rate swaps that were considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate assets to variable interest rate. The majority of these swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for shortcut accounting, then no hedge ineffectiveness can be assumed and the need to test for on-going effectiveness is eliminated. For hedges that qualify for shortcut accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. One hedge does not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, is accounted for using the “long-haul method.” The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with changes in value recorded to current earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Company implemented a SFAS 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with changes in value recorded to current earnings.

In addition, during 2003, the Company began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. See Note 6 to the consolidated financial statements for more discussion on mortgage servicing rights. In accordance with SFAS 133, the Corporation classifies and accounts for the TBA Securities as nondesignated derivatives. Accordingly, the TBA Securities are recorded at fair value with changes in value recorded to current period earnings.

The effect of the derivatives on the balance sheets and statements of income of the Corporation was not material for any period presented in this report.

(s)	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the Financial Accounting Standard Board (“FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Liabilities.” SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125. It revises these standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 was effective for transfers occurring after March 31, 2001. The implementation of SFAS No. 140 had no material effect on earnings or financial condition of the Corporation.

(t)	Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(u)	Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(v)	Stock-Based Compensation

At December 31, 2003, the Corporation has stock based compensation plans which are described more fully in Note 13 to the consolidated financial statements. The Corporation accounts for those plans under the recognition and measurement principle of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. The following table

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

shows the proforma earnings and earnings per share for 2003, 2002 and 2001 along with the significant assumptions used in determining the fair value of the compensation amounts.

	Years ended December 31,

	2003	2002	2001

Net income, as reported	$121,587	154,286	122,482
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,688)	(2,293)	(9,797)

Pro forma net income	$119,899	151,993	112,685

Pro forma EPS — Basic	$1.42	1.79	1.24
Pro forma EPS — Diluted	$1.41	1.78	1.23
Reported EPS — Basic	$1.43	1.82	1.36
Reported EPS — Diluted	$1.42	1.81	1.35

Assumptions:
Dividend yield	4.52%	3.85%	3.59%
Expected volatility	32.63%	33.09%	31.00%
Risk free interest rate	2.59%-3.38%	3.53%-4.76%	3.86%-5.08%
Expected lives	3-5 years	4-7 years	5-7 years

(w)	Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation did not enter into or modify any financial instruments after May 31, 2003 that were classified as equity and subject to the provisions of SFAS No. 150. The Corporation has previously classified its corporation-obligated mandatorily redeemable preferred capital securities as a liability since acquiring these securities with the acquisition of Signal Corp in 1999 and payment of amounts paid to holders has been classified as interest cost. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Corporation did not modify or enter into any contracts that would be affected by SFAS No. 149. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation currently accounts for stock-based employee compensation under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.” In October 2003, the FASB made a tentative decision that the effective date for the proposed Equity-Based Compensation Standard would be applicable for fiscal years beginning after December 15, 2004 (i.e. January 1, 2005 for calendar year corporations). The Board also selected the “modified prospective method” as the sole transition method. Under the proposed standard, a public enterprise would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

be required to recognize share-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value based accounting method in this proposed statement had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. The proposed statement also prefers a binomial model for valuing the options.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. The disclosure requirements of FIN 45 were effective for December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 17 to the consolidated financial statements. The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition provisions did not have a material impact on the Corporation’s statements of financial condition, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective immediately for entities created after January 31, 2003. The Corporation did not create any entities post January 31, 2003 that would be affected by the provisions of FIN 46.

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.

As required by FIN 46, the Corporation assessed its relationships and arrangements with legal entities formed prior to February 1, 2003 to identify VIEs in which the Corporation holds a significant variable interest and to determine if the Corporation should therefore consolidate or “de-consolidate” these entities. As detailed in Footnote 10 in the consolidated financial statements, the Corporation has a fully consolidated subsidiary trust that issued corporation-obligated mandatorily redeemable preferred capital securities. These securities are carried as liabilities (wholesale borrowings) on the Corporation’s balance sheet. During 1998 and 1999, the Corporation acquired 57.2% of these securities in the open market. Management believes that the Corporation is the primary beneficiary of these trust-preferred securities and the securities are properly consolidated under FIN 46.

As required by FIN 46, the Corporation also evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building. It was determined that the entity, which holds the leasehold rights, qualified as a VIE and should be consolidated. The consolidation primarily affected the Corporation’s balance sheet by a $10.0 million increase to buildings offset by a $10.0 million increase to other liabilities. A cumulative effect adjustment of $0.69 million after tax was recorded to adjust for depreciation expense and interest expense, rather than previously recorded rent expense, from March 2001 through December 31, 2003 and the expensing of leasehold improvements previously capitalized.

During December 2003 the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosure about Pensions and other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Postretirement Benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Other Than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures have been included in Note 12 to the consolidated financial statements.

2. Investment Securities

      The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2003
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$755,757	1,999	8,064	749,692
Obligations of state and political subdivisions	95,743	3,763	52	99,454
Mortgage-backed securities	1,954,931	13,699	17,685	1,950,945
Other securities	267,140	1,640	7,374	261,406

	$3,073,571	21,101	33,175	3,061,497

As of December 31, 2002
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$717,753	9,785	192	727,346
Obligations of state and political subdivisions	106,864	3,267	—	110,131
Mortgage-backed securities	1,384,446	38,450	—	1,422,896
Other securities	267,145	1,343	11,181	257,307

	$2,476,208	52,845	11,373	2,517,680

      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market
	Cost	Value

Due in one year or less	$82,471	83,550
Due after one year through five years	2,251,879	2,246,922
Due after five years through ten years	586,290	581,697
Due after ten years	152,931	149,328

	$3,073,571	3,061,497

      The estimated weighted average life of the portfolio at year-ends 2003 and 2002 was 4.3 and 3.9 years.

      Proceeds from sales of securities during the years 2003, 2002 and 2001 were $1.0 billion, $533.8 million and $452.3 million, respectively. Gross gains of $11.7 million, $8.5 million and $12.3 million and gross losses of $6.2 million, $0.04 million, and $9.0 million were realized on these sales, respectively.

      The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $2.0 billion and $1.8 billion at December 31, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The fair value of the investment portfolio is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the portfolio to changes in interest rates. There is an inverse relationship to changes in the fair value of the investment portfolio with changes in interest rates, meaning that when rates increase the value of the portfolio will decrease. Conversely, when rates decline the value of the portfolio will increase. Credit risk arises from the extension of credit to a counterparty, in this case a purchase of corporate debt security and the possibility that the counterparty may not meet its contractual obligations. FirstMerit’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury Securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities.

      The Emerging Issues Task Force, “EITF”, has issued draft EITF 03-1 which requires a tabular and narrative disclosure of the fair value of the investment portfolio. The table below shows that the unrealized loss on $1.6 billion of securities is $33.2 million. Of this total, 16 securities representing $88.6 million of market value possess a current fair value that is $7.4 million below its carrying value. These 16 positions have fair values lower than their carrying values for a period of time equal to or exceeding 12 months. Management believes that due to the credit worthiness of the issuers and that the Corporation has the intent and ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values are temporary in nature.

	Less than 12 months		12 months or longer			Total

					No.
	Fair	Unrealized	Fair	Unrealized	Securities	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Impaired	Value	Losses

US Treasury securities and US Government agency obligations	476,243	(8,064)	—	—	—	476,243	(8,064)
Obligations of states and political subdivisions in the US	2,839	(52)	—	—	—	2,839	(52)
Mortgage-backed securities	957,478	(17,685)	—	—	—	957,478	(17,685)
Corporate bonds & other securities	41,489	(4)	88,513	(7,370)	16	130,002	(7,374)

Total temporarily impaired securities	1,478,049	(25,805)	88,513	(7,370)	16	1,566,562	(33,175)

3. Loans

      Loans outstanding by categories are as follows:

	As of December 31,

	2003	2002	2001

Commercial loans	$3,352,014	3,430,396	3,486,199
Mortgage loans	614,073	560,510	638,908
Installment loans	1,668,421	1,564,588	1,560,905
Home equity loans	637,749	597,060	502,521
Credit card loans	144,514	141,575	132,746
Manufactured housing loans	—	713,715	808,476
Leases	134,828	206,461	257,565

	$6,551,599	7,214,305	7,387,320

      Within the commercial loan category, commercial real estate construction loans totaled $449.3 million and $406.5 million at December 31, 2003 and 2002, respectively. The allowance for loan losses associated with these loans was approximately $5.0 million and $4.4 million at December 31, 2003 and 2002, respectively. Single-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

family real estate construction loans and their related allowance for loan losses were relatively immaterial at December 31, 2003 and 2002.

      Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 4 to the consolidated financial statements.

      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001

Aggregate amount at beginning of year	$31,645	31,459	33,890
Additions (deductions):
New loans	7,822	8,901	13,767
Repayments	(7,054)	(8,570)	(16,096)
Changes in directors and their affiliations	551	(145)	(102)

Aggregate amount at end of year	$32,964	31,645	31,459

4. Allowance for Loan Losses

      The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” for pools of loans and Statement of Financial Accounting Standards No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan,” for individually impaired loans.

      The SFAS 5 components include the following: a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for consumer loan pools). The Corporation’s historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.

      SFAS 5 components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analyses of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans over the remaining life of the pool discounted at the average pool interest rate.

      The SFAS 114 component of the allowance for loan losses is determined as part of the Corporation’s credit risk-grading process. The credit-risk grading process for commercial loans is summarized as follows:

      “Pass” loans (Grades 1, 2, 3, 4) are not considered a greater than normal credit risk. Generally, the borrowers have the apparent ability to satisfy obligations to the bank, and the Corporation anticipates insignificant uncollectible amounts based on its individual loan review.

      “Special-Mention” loans (Grade 5) are commercial loans that have identified potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the institution’s credit position.

      “Substandard” loans (Grade 6) are inadequately protected by the current financial condition and paying capacity of the obligor or by any collateral pledged. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt pursuant to the contractual principal and interest terms. Such loans are characterized by the distinct possibility that the Corporation may sustain some loss if the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

deficiencies are not corrected. All nonperforming substandard loans of $300 thousand or more are included in the “Individually Impaired Loans” category and are evaluated in accordance with SFAS 114.

      “Doubtful” loans (Grade 7) have all the weaknesses inherent in those classified as substandard, with the added characteristic that existing facts, conditions, and values make collection or liquidation in full highly improbable. Such loans are currently managed separately to determine the highest recovery alternatives. All doubtful loans of $100 thousand and more are included in the “Individually Impaired Loans” category and are evaluated in accordance with SFAS 114.

      Once it is determined that it is probable an individual loan is impaired, the Corporation measures the amount of impairment for the loan using the expected future cash flows of the loan discounted at the loan’s effective interest rate based upon the fair value of the underlying collateral.

      The following table summarizes the investment in impaired loans and the related allowance:

	Years ended December 31,

	2003	2002	2001

Impaired loans with allowance	$50,254	36,566	41,502
Related allowance	$11,951	14,173	20,064
Impaired loans without allowance	$2,120	25,657	111,559
Total impaired loans	$52,374	62,223	157,883
Average impaired loans	$70,089	72,407	43,472
Interest income recognized during the period	$164.9	193.0	42.0

      Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,

	2003	2002	2001

Balance at January 1,	$122,790	125,235	108,285
Additions (deductions):
Allowance related to loans sold	(29,427)	—	—
Reclassification to lease residual reserve	—	(2,540)	—
Provision for loan losses	102,211	98,628	61,807
Loans charged off	(119,877)	(120,325)	(61,885)
Recoveries on loans previously charged off	21,856	21,792	17,028

Balance at December 31,	$97,553	122,790	125,235

5. Manufactured Housing

      On December 1, 2003, the Corporation sold its $621 million portfolio of manufactured housing loans to Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). This was the final step to the strategy initiated in October 2001, when the Corporation announced its intent to exit the manufactured housing lending business and stopped origination of new MH contracts. At that time, the collection and recovery aspect of servicing existing MH contracts was retained as well as servicing for certain manufactured housing loans underlying asset-backed securities.

      As a condition of the 2003 sale, Vanderbilt assumed collection and recovery activities for all manufactured housing loans.

      A portion of the proceeds of the sale were used to retire $221 million in Federal Home Loan Bank borrowings, which represented the long-dated funding supporting the MH portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table summarizes the impact on earnings of the transaction:

Loan discount to Vanderbilt	$(21,705)
Loan loss reserve assigned to underlying loans	22,918
Other related assets written-off	(6,270)
Severance and cost of sale	(820)

Subtotal	(5,877)

Prepayment penalty on retirement of FHLB debt	(22,353)

Total pre-tax charge	($28,230)

      Reflected in the consolidated statements of income for the year ended December 31, 2003 as follows:

Other expenses	$26,204
Loss on the sale of securities	2,026

$28,230

      The estimated severance payments of $0.5 million were substantially paid before December 31, 2003.

6. Mortgage Servicing Rights and Mortgage Servicing Activity

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

      The components of mortgage servicing rights are as follows:

	2003	2002	2001

Balance at beginning of year, net	$12,820	15,270	10,422
Additions	11,675	7,597	8,329
Sales	—	—	—
Scheduled amortization	(11,558)	(4,740)	(2,965)
Less: Changes in allowance for impairment	5,190	(5,307)	(516)

Balance at end of year, net	$18,127	12,820	15,270

      In 2003, 2002 and 2001, the Corporation’s income before federal income taxes was increased by approximately $5.3 million, decreased by $2.5 million and increased by $4.8 million, respectively, as a result of mortgage servicing rights activity.

      On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.6 million, $5.8 million and $0.5 million at December 31, 2003, 2002 and 2001, respectively.

      During the year ended December 31, 2003, the strata used for fixed loans in the valuation allowance calculation was decreased by 50 basis points to better reflect the current composition of the Company’s servicing portfolio due to lower interest rates on refinanced loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At year-ends 2003, 2002 and 2001, the Corporation serviced mortgage loans for outside investors of approximately $2.1 billion, $1.8 billion and $1.8 billion, respectively. The following table provides servicing information for the year-ends indicated:

	2003	2002	2001

Balance, January 1,	$1,821,168	1,823,878	2,218,377
Additions:
Loans originated and sold to investors	1,129,533	656,293	637,147
Existing loans sold to investors	—	—	109,600
Reductions:
Loans sold servicing released	(22,772)	(22,069)	(17,951)
Regular amortization, prepayments and foreclosures	(867,295)	(636,934)	(1,123,295)

Balance, December 31,	$2,060,634	1,821,168	1,823,878

      The following table shows the estimated future amortization for mortgage servicing rights based on existing assets at December 31, 2003:

For the year ended	Mortgage
December 31,	Servicing Rights

2004	$3,352
2005	2,965
2006	2,460
2007	2,015
2008	1,647
more than 5 years	5,688

$18,127

      Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income.

7. Restrictions on Cash and Dividends

      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $16.4 million during 2003. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2003, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

      Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2003 were restricted, by the regulatory agencies, principally to the total of 2003 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

8. Premises and Equipment

      The components of premises and equipment are as follows:

	Year-ends,		Estimated
			useful
(Dollars in thousands)	2003	2002	lives

Land	$19,729	19,551	—
Buildings	123,809	116,172	10-35 yrs
Equipment	95,828	91,853	3-15 yrs
Leasehold improvements	15,739	16,252	1-20 yrs

	255,105	243,828
Less accumulated depreciation and amortization	136,026	127,546

	$119,079	116,282

      Amounts included in other expenses for depreciation and amortization aggregated $14,875 $15,379 and $15,569 for the years ended 2003, 2002 and 2001, respectively.

      As discussed in Note 1 to the consolidated financial statements, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which significantly changes how the Corporation determines whether an entity must be consolidated. As required by FIN 46, the Corporation evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building and determined that the entity, which holds the leasehold rights, qualified as a variable interest entity and should be consolidated. The December 2003 adoption primarily affected the Corporation’s balance sheet with $10.0 million being recorded to buildings offset by a $10.0 million increase to other liabilities. A cumulative effect adjustment of $0.69 million after tax was recorded to adjust for depreciation expense and interest expense, rather than previously recorded rent expense, from March 2001 through December 31, 2003 as well as the expensing of leasehold improvements previously capitalized.

9. Certificates and Other Time Deposits

      The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2003 and 2002 were $650.4 million and $811.0 million, respectively. Interest expense on these certificates and time deposits amounted to $15.2 million in 2003, $26.9 million in 2002, and $29.2 million in 2001.

10. Securities Sold under Agreements to Repurchase and Wholesale Borrowings

      In total, the average balance of securities sold under agreements to repurchase and wholesale borrowings for the years ended 2003, 2002 and 2001 amounted to $1,767,899, $1,562,259 and $1,660,586, respectively. In 2003, the weighted average annual interest rate amounted to 2.86%, compared to 3.35% in 2002 and 4.60% in 2001. The maximum amount of these borrowings at any month end totaled $1,957,103 during 2003, $1,821,121 during 2002 and $1,861,058 in 2001.

      At year-ends 2003, 2002 and 2001, securities sold under agreements to repurchase totaled $1,525,804, $1,220,821 and $1,012,930, respectively. The average annual interest rates for these instruments were 1.55% in 2003, compared to 1.73% in 2002 and 3.65% in 2001. At December 31, 2003 the maturities range from one to 1,905 days. They are collateralized by securities of the U.S. Government or its agencies.

      The wholesale borrowings components and their respective terms are as follows.

      During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      As of December 31, 2003, 2002 and 2001, the Corporation had $122,012, $379,763 and $387,678, respective, of FHLB advances outstanding. The balance of the FHLB advances outstanding at year-end 2003 included: $16,197 with maturities from one to five years and $105,814 with maturities over five years. The FHLB advances have interest rates that range from 2.00% to 7.15%.

      At year-end 2003 and 2002, the Corporation had a $40,000 line of credit with a financial institution. At year-end 2003, the line had an outstanding balance of $10,000 with a corresponding interest rate of 1.42%. At year-end 2002, the line was fully drawn with an outstanding balance of $40,000 and a corresponding interest rate of 1.69%. The line carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points.

      The lines of credits in existence at December 31, 2003 and 2002 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

      At year-ends 2003 and 2002, the Corporation had $5,479 and $5,564, respectively, of convertible subordinated debentures outstanding.

      The first of two sets of convertible bonds totaling $479 at year-end 2003, consists of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of bonds, totaled $5,000 at year-end 2003, carry an interest rate of 9.13% and are due in 2004.

      At December 31, 2003 and 2002, other borrowings totaled $2,097 and $3,522, respectively. These borrowings carry interest rates ranging from 7.82% through 9.50%.

      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been eliminated, when appropriate, in the Consolidated Financial Statements and the related Notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2003 and 2002.

      Residential mortgage loans totaling $697 million, $946 million and $866 million at year-ends 2003, 2002 and 2001, respectively, were pledged to secure FHLB advances.

      Federal Home Loan Mortgage Corporation (“FHLMC”) Preferred Stock of approximately $9.2 million and corporate bonds of other financial institutions totaling $37.3 million were pledged against the line of credit outstanding of $10.0 million at year-end 2003.

      FHLMC Preferred Stock of approximately $9.6 million and corporate bonds of other financial institutions totaling $24.1 million were pledged against the line of credit outstanding of $40.0 million at year-end 2002.

      FHLMC Preferred Stock of approximately $9.1 million and corporate bonds of other financial institutions totaling $9.1 million were pledged against the line of credit outstanding of $10.0 million at year-end 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Contractual Maturities

      The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2003:

			One to	Three to
		One Year	Three	Five	Over Five
	Total	or Less	Years	Years	Years

Long-term debt
Bank notes	$150,000	—	—	—	150,000
FHLB advances	122,012	—	15,448	749	105,815
Capital securities	21,450	—	—	—	21,450
Other	2,097	83	484	—	1,530

Total long-term debt	295,559	83	15,932	749	278,795

Short-term debt
Securities sold under agreements to repurchase	1,525,804	1,525,804	—	—	—
Financial institution line of credit	10,000	10,000	—	—	—
Convertible subordinated debentures	5,479	5,479	—	—	—

Total short-term debt	1,541,283	1,541,283	—	—	—

Total	$1,836,842	1,541,366	15,932	749	278,795

11. Federal Income Taxes

      Federal Income Tax Expense is comprised of the following:

	Years ended December 31,

	2003	2002	2001

Taxes currently payable	$44,076	70,522	54,407
Deferred expense (benefit)	8,863	(2,548)	3,068

	$52,939	67,974	57,475

      Actual Federal Income Tax Expense differs from the Statutory Tax Rate as shown in the following table:

	Years ended December 31,

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(0.9)%	(0.8)%	(1.0)%
Goodwill amortization	—	—	2.9%
Reduction in excess tax reserves	—	(0.7)%	(0.3)%
Bank owned life insurance	(2.7)%	(2.0)%	(2.5)%
Dividends received deduction	(0.1)%	(0.2)%	(0.4)%
Non-deductible meals and entertainment	0.2%	0.2%	0.2%
Other	(1.1)%	(0.9)%	(0.8)%

Effective tax rates	30.3%	30.6%	33.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      Principal components of the Corporation’s net deferred tax liability are summarized as follows:

	Year-Ends,

	2003	2002

Deferred tax assets:
Allowance for loan losses	$29,150	42,903
Loan fees and expenses	(6,987)	(8,545)
Employee benefits	502	9,140
Available for sale securities	4,225	(14,515)
Valuation reserves	5,350	7,137
Purchase accounting and acquisition adjustments	1,270	3,538

	33,510	39,658

Deferred tax liabilities:
Leased assets and depreciation	(36,365)	(50,458)
FHLB Stock	(18,474)	(16,442)
Mortgage banking and loan fees	(3,832)	2,022
Other	9,666	(1,030)

	(49,004)	(65,908)

Total net deferred tax liability	$(15,495)	(26,250)

      The period change in deferred taxes are recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years ended
	December 31,

	2003	2002

Deferred tax changes reflected in other comprehensive income	$19,618	(12,682)
Deferred tax changes reflected in Federal income tax expense	(8,863)	2,548

Net change in deferred taxes	$10,755	(10,134)

      The Internal Revenue Service is currently examining the Corporation’s tax returns for years 1999 and 2000. The Corporation believes the ultimate resolution of this examination will not result in a material adverse effect to the Corporation’s financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

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

      The Corporation uses a September 30 measurement date for the majority of its plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table sets forth both plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation
(APBO), beginning of year	$112,809	99,290	81,170	37,295	33,238	26,784
Service cost	6,668	5,346	4,193	1,294	1,124	906
Interest cost	7,387	7,043	6,369	2,449	2,348	2,078
Plan amendments	—	332	—	—	—	(2,626)
Effect of settlement	—	(1,325)	—	—	—	—
Participant contributions	—	—	—	577	354	312
Actuarial gain	14,962	8,933	13,491	3,605	2,280	7,777
Benefits paid	(6,875)	(6,810)	(5,933)	(2,399)	(2,050)	(1,993)

PBO/ APBO, end of year	$134,951	112,809	99,290	42,821	37,294	33,238

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$70,077	83,277	116,508	—	—	—
Actual return on plan assets	10,570	(8,033)	(27,915)	—	—	—
Participant contributions	—	—	—	577	354	312
Employer contributions	33,169	1,643	617	1,822	1,696	1,681
Benefits paid	(6,875)	(6,810)	(5,933)	(2,399)	(2,050)	(1,993)

Fair Value of Plan Assets, end of year	106,941	70,077	83,277	—	—	—

Funded Status	$(28,010)	(42,732)	(16,013)	(42,821)	(37,294)	(33,238)
Unrecognized transition (asset) obligation	(35)	(70)	(105)	5,622	6,246	6,871
Prior service costs	1,555	1,829	4,764	—	—	—
Cumulative net loss	60,421	47,382	18,725	9,179	5,716	3,444

(Accrued) prepaid pension/ postretirement cost	$33,931	6,409	7,371	(28,020)	(25,332)	(22,923)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$37,121	—	10,672	—	—	—
Accrued benefit liability	(7,409)	(18,638)	(10,249)	(28,020)	(25,332)	(22,923)
Intangible asset	1,710	2,013	5,568	—	—	—
Accumulated other comprehensive income	2,509	23,034	1,380	—	—	—

Net amount recognized	$33,931	6,409	7,371	(28,020)	(25,332)	(22,923)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions
as of December 31	2003	2002	2001	2003	2002	2001

Discount Rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Long-term rate of return on assets	9.00%	9.00%	10.00%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	9.5% to 7.0%	10.0% to 7.0%	10.0% to 5.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	9.5% to 7.0%	10.0% to 7.0%	10.0% to 5.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	15.0% to 7.0%	20.0% to 7.0%	40.0% to 10.0%

      For measurement purposes, the assumed annual rate increase in the per capita cost of covered heath care benefits was 10.0% in 2003 and decreased gradually to seven percent in 2009 and remain level thereafter.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$67	(66)
Effect on postretirement benefit obligation for health care benefits	$1,032	(1,008)

	Pension Benefits			Post-retirement Benefits

	2003	2002	2001	2003	2002	2001

Components of Net Periodic Pension/ Postretirement Cost
Service cost	$6,667	5,346	4,193	1,294	1,124	906
Interest cost	7,387	7,043	6,369	2,448	2,348	2,078
Expected return on assets	(8,951)	(10,313)	(9,649)	—	—	—
Amortization of unrecognized
Transition (asset) obligation	(35)	(35)	(67)	625	624	821
Prior service costs	274	500	473	—	—	43
Cumulative net (gain) loss	305	50	(844)	142	9	(128)

Net periodic pension/postretirement cost	$5,647	2,591	475	4,509	4,105	3,720

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straightline basis.

      Accumulated Benefit Obligation for the Corporation’s pension plan was $114.2 million, $88.7 million and $85.0 million for the periods ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

Plan Assets

      The Corporation’s pension plan weighted-average allocations at September 30, 2003, 2002 and 2001 (measurement date) by asset category are as follows:

	Plan Assets

	2003	2002	2001

Asset Category
Cash and money market funds	29.21%	1.92%	0.36%
U.S. Treasury obligations	6.19%	14.81%	18.14%
U.S. government agencies	4.92%	9.49%	7.81%
Corporate bonds	8.78%	13.25%	10.94%
Domestic equity mutual funds	50.90%	60.53%	62.75%

	100.00%	100.00%	100.00%

      The Corporation’s pension administrative committee (“Committee”) has developed a “Statement of Investment Policies and Objectives” (“Statement”) to assist FirstMerit and the investment managers of the pension plan in effectively supervising and managing the assets of the pension plan. The investment philosophy contained in the statement sets the investment time horizon as long term and the risk tolerance level as slightly above average while requiring diversification among several asset classes and securities. Without sacrificing returns, or increasing risk, the policy recommends a limited number of investment manager relationships and permits both separate accounts and commingled investments vehicles. Based on the demographics, actual funding situation, business and financial characteristics and risk preference, the policy defines that the pension fund as a total return investor and accordingly current income is not a key goal of the plan.

      The pension asset allocation policy has set guidelines based on the plan’s objectives, characteristics of the pension liabilities, industry practices, the current market environment, and practical investment issues. The committee decided to invest in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g. private equity, hedge funds, real estate, etc.) at this time. The current asset allocation policy is described below:

	Target	Range

Asset Class
Large Cap U.S. Equity	35%	30%- 40%
Small/ Mid Cap U.S. Equity	15%	12%-18%
International Equity	15%	12%-18%

Total Equity	65%	55%-65%
Fixed Income	35%	30%-40%
Cash Equivalents	0%	0%-5%

	100%

      During September 2003, the Corporation contributed $31.6 million to the pension plan. The plan assets at the September 30, 2003 measurement date show a 29.21% weighted average allocation to cash and money market funds because the September contribution had not yet been fully invested.

      The Corporation does not anticipate making a contribution to its pension plan in 2004.

      The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employees contributions are partially matched by the Corporation. Such matching becomes vested in accordance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

with plan specifications. Total savings plan expenses were $3.6 million, $3.2 million and $2.5 million for 2003, 2002 and 2001, respectively.

13. Stock Options

      The Corporation’s 1982, 1992, 1997, 1999 and 2002 Stock Plans (the “Plans”) provide stock options to certain key employees (and to all full-time employees in the case of the 1999 and 2002 Plans) for up to 5,966,556 common shares of the Corporation. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation remain reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

      Options under these Plans are granted at 100% of the fair market value. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation Committee of the Board and approved by the directors. Options are cancelable within defined periods based upon reasons related to termination of employment.

      A summary of stock option activity is as follows:

	Options	Options	Range of Option	Average Option
	Available for Grant	Outstanding	Price per Share	Price per Share

December 31, 2000	3,280,007	3,804,920	4.43 - 34.00	$22.60
Canceled	—	(62,812)	16.44 - 30.38	25.70
Exercised	—	(194,902)	5.30 - 24.84	16.15
Granted	(1,592,324)	1,592,324	23.48 - 26.19	25.86

December 31, 2001	1,687,683	5,139,530	4.43 - 34.00	$23.64
New shares reserved	4,000,000	—
Canceled	—	(100,834)	7.80 - 30.38	25.64
Exercised	—	(427,381)	4.43 - 27.47	17.23
Granted	(1,067,673)	1,067,673	21.76 - 29.26	27.72

December 31, 2002	4,620,010	5,678,988	7.64 - 34.00	$24.82
Canceled	—	(227,752)	15.15 - 30.38	25.84
Exercised	—	(218,240)	7.64 - 26.00	17.67
Granted	(776,698)	776,698	19.12 - 26.89	19.90

December 31, 2003	3,843,312	6,009,094	7.64 - 34.00	$24.46

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 2003 were as follows:

Range of Exercise Prices	$2 - $9	$10 - $18	$19 - $26	$27 -$34

Options outstanding:
Outstanding as of December 31, 2003	5,977	601,141	3,804,233	1,598,343
Wtd-avg remaining contractual life (in years)	1.21	3.31	6.51	6.52
Weighted-average exercise price	$7.80	$14.62	$24.37	$28.43
Options exerciseable:
Outstanding as of December 31, 2003	5,977	561,141	2,700,408	1,010,696
Wtd-avg remaining contractual life (in years)	1.21	3.11	5.96	5.79
Weighted-average exercise price	$7.80	$14.50	$25.29	$28.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

14. Parent Company

      Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,

	2003	2002

Condensed Balance Sheets
Assets
Cash and due from banks	$537	6,545
Investment securities	3,368	12,795
Loans to subsidiaries	87,000	67,000
Investment in subsidiaries, at equity in underlying value of their net assets	912,693	890,907
Other assets	79,006	84,847

	$1,082,604	1,062,094

Liabilities and Shareholders’ Equity
Convertible subordinated debt	$40,979	41,064
Securities sold under agreements to repurchase and wholesale borrowings	53,503	54,656
Accrued and other liabilities	947	1,717
Shareholders’ equity	987,175	964,657

	$1,082,604	1,062,094

	Years ended December 31,

	2003	2002	2001

Condensed Statements of Income
Income:
Cash dividends from subsidiaries	$86,470	150,606	134,925
Other income	352	701	1,063

	86,822	151,307	135,988
Interest and other expenses	1,489	1,814	3,849

Income before federal income tax benefit and equity in undistributed income of subsidiaries	85,333	149,493	132,139
Federal income tax (benefit)	(369)	(1,733)	(1,457)

	85,702	151,226	133,596
Equity in undistributed income (loss) of subsidiaries	35,267	3,140	(17,291)

Net income	$120,969	154,366	116,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,

	2003	2002	2001

Condensed Statements of Cash Flows
Operating activities:
Net income	$120,969	154,366	116,305
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(35,267)	(3,142)	17,291
Other	4,771	(100)	3,848

Net cash provided by operating activities	90,473	151,124	137,444

Investing activities:
Proceeds from maturities of investment securities	9,978	0	6,227
Loans to subsidiaries	(324,050)	(107,000)	(24,951)
Repayment of loans to subsidiaries	304,050	63,376	8,857
Payments for investments in and advances to subsidiaries	(975)	(206)	(2,084)
Purchases of investment securities	0	0	(16,280)

Net cash used by investing activities	(10,997)	(43,830)	(28,231)

Financing activities:
Net decrease in securities sold under agreements to repurchase and wholesale borrowings	(85)	(73)	(80)
Cash dividends	(86,715)	(83,697)	(80,173)
Proceeds from exercise of stock options	3,352	5,274	7,775
Purchase of treasury shares	(2,036)	(22,993)	(65,182)

Net cash used by financing activities	(85,484)	(101,489)	(137,660)

Net increase (decrease) in cash and cash equivalents	(6,008)	5,805	(28,447)
Cash and cash equivalents at beginning of year	6,545	740	29,187

Cash and cash equivalents at end of year	$537	6,545	740

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      The following table presents a summary of financial results and significant performance measures for the periods depicted.

	2003

		Parent Co.,
	Supercommunity	Other Subs.
	Banking	and Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$389,008	4,605	393,613
Provision for loan losses	101,593	618	102,211
Other income	208,774	1,372	210,146
Other expenses	325,717	1,235	326,952
Net income	118,264	2,705	120,969
Average balances:
Assets	10,558,633	32,781	10,591,414
Loans	7,133,744	4,929	7,138,673
Earning assets	9,824,159	20,055	9,844,214
Deposits	7,755,733	(83,275)	7,672,458
Shareholders’ equity	779,293	197,130	976,423
Performance ratios:
Return on average equity	15.18%		12.40%
Return on average assets	1.12%		1.14%
Efficiency ratio	54.60%		54.27%

	2002

		Parent Co.,
	Supercommunity	Other Subs.
	Banking	and Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$416,396	5,200	421,596
Provision for loan losses	98,628	0	98,628
Other income	184,760	1,642	186,402
Other expenses	286,026	1,004	287,030
Net income	149,229	5,137	154,336
Average balances:
Assets	10,358,460	47,103	10,405,563
Loans	7,347,446	3,506	7,350,952
Earning assets	9,664,397	20,984	9,685,381
Deposits	7,845,886	(20,276)	7,725,610
Shareholders’ equity	810,815	136,777	947,592
Performance ratios:
Return on average equity	18.40%		16,31%
Return on average assets	1.44%		1.48%
Efficiency ratio	47.84%		47.46%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	2001

		Parent Co.,
	Supercommunity	Other Subs.
	Banking	and Elims	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$386,202	5,254	391,456
Provision for loan losses	61,607	0	61,607
Other income	180,748	1,671	182,419
Other expenses	327,868	729	328,597
Net income	111,796	4,509	116,305
Average balances:
Assets	10,141,784	39,125	10,180,909
Loans	7,371,083	2,410	7,373,493
Earning assets	9,391,420	16,778	9,408,198
Deposits	7,450,733	(9,136)	7,441,597
Shareholders’ equity	813,103	108,131	921,234
Performance ratios:
Return on average equity	13.75%		12.65%
Return on average assets	1.10%		1.14%
Efficiency ratio	48.55%		48.09%

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

      The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

      Investment Securities - The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

      Federal funds sold - The carrying amount is considered a reasonable estimate of fair value.

      Net loans - The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

      Cash and due from banks - The carrying amount is considered a reasonable estimate of fair value.

      Accrued interest receivable - The carrying amount is considered a reasonable estimate of fair value.

      Deposits - SFAS No. 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, to be established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

      Securities sold under agreements to repurchase and wholesale borrowings - The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

      Derivative financial instruments - The fair value of exchange-traded derivative financial instruments and mortgage-related derivatives was based on quoted market prices or dealer quotes. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses, accrued interest receivable and payable, and premiums paid or received, and take into account master netting agreements.

      Accrued interest payable - The carrying amount is considered a reasonable estimate of fair value.

      The estimated fair values of the Corporation’s financial instruments based on the assumptions described above are as follows:

	Years ended December 31,

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$3,061,497	3,061,497	2,517,680	2,517,680
Net loans & loans held for sale	6,517,365	6,568,047	7,261,484	7,274,351
Cash and due from banks	199,049	199,049	233,568	233,568
Accrued interest receivable	42,980	42,980	54,462	54,462
Financial liabilities:
Deposits	$7,502,784	7,551,053	7,712,039	7,774,734
Securities sold under agreements to repurchase and wholesale borrowings	1,836,842	1,881,656	1,821,120	1,892,678
Accrued interest payable	26,792	26,792	37,560	37,560
Derivative instruments	2,551	2,551	3,096	3,096

17. Financial Instruments with Off-Balance-Sheet Risk

      The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, loans sold with recourse and derivative instruments. See Note 1(r) to the consolidated financial statements for more information on derivatives.

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

	Years ended December 31,

	2003	2002

Commitments to extend credit	$2,558,679	2,434,270
Standby letters of credit and financial guarantees written	242,612	233,026
Loans sold with recourse	185,159	158,768
Interest rate swaps	100,828	61,450
Forward contracts sold	55,277	274,991

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

      Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $55.6 million and $42.6 million at December 31, 2003 and 2002, respectively, the remaining guarantees extend in varying amounts through 2009. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

      Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments were not recorded as assets or liabilities on the balance sheet at December 31, 2003 or 2002. As a normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain asset and liability portfolios. Specifically, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities. In 2003 the Corporation successfully implemented a program to swap qualifying fixed rate loans to floating rate assets. At December 31, 2003, fifty-three such transactions, totaling $79.3 million have been swapped.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      At December 31, 2002, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities and $40.0 million of fixed rate CDs to floating rate liabilities. During 2003, one of the CD swaps was called and the other matured.

18. Commitments and Contingencies

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

      At December 31, 2003, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years ending	Lease
December 31,	commitments

2004	$7,036
2005	5,720
2006	4,824
2007	4,513
2008	3,014
2009-2025	11,403

$36,510

      Rentals paid under noncancelable operating leases amounted to $7,983, $7,485 and $7,888 in 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

19. Quarterly Financial Data (Unaudited)

      Quarterly financial and per share data for the years ended 2003 and 2002 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

		(Dollars in thousands, except share data)
Total interest income	2003	$149,543	143,935	139,777	134,014

	2002	164,654	163,234	162,978	157,147

Net interest income	2003	$101,702	98,982	98,430	94,499

	2002	104,666	105,773	106,786	104,371

Provision for loan losses	2003	$23,496	23,442	22,540	32,733

	2002	19,314	18,762	34,552	26,000

Income after income taxes but before cumulative effect of change in accounting principle	2003	$38,282	36,927	39,278	7,170

	2002	43,468	42,032	32,237	36,629

Net income	2003	$38,282	36,927	39,278	6,482

	2002	43,468	42,032	32,237	36,629

Net income per basic share before cumulative effect of change in accounting principle	2003	$0.45	0.44	0.46	0.09

	2002	0.51	0.49	0.38	0.44

Cumulative effect of change in accounting principle	2003	$0.00	0.00	0.00	-0.01

	2002	0.00	0.00	0.00	0.00

Net income per basic share	2003	$0.45	0.44	0.46	0.08

	2002	0.51	0.49	0.38	0.44

Net income per diluted share before cumulative effect of change in accounting principle	2003	$0.45	0.44	0.46	0.08

	2002	0.51	0.49	0.38	0.43

Cumulative effect of change in accounting principle	2003	$0.00	0.00	0.00	-0.01

	2002	0.00	0.00	0.00	0.00

Net income per diluted share	2003	$0.45	0.44	0.46	0.07

	2002	0.51	0.49	0.38	0.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

20. Goodwill and Intangible Assets

      Goodwill and intangible assets as of December 31, 2003, 2002 and 2001 are summarized as follows:

	At December 31, 2003			At December 31, 2002			At December 31, 2001

	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
(In thousands)
Amortizable intangible assets:
Deposit Base Intangibles	$10,137	4,601	$5,536	$10,137	3,712	$6,425	$10,137	$2,823	$7,314

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$147,727	$8,482	$139,245

      Amortization expense for intangible assets was $0.89 million for both 2003 and 2002. Upon adoption of SFAS No. 142 on January 1, 2002 the Corporation ceased amortizing goodwill which decreased noninterest expense by $8.5 million in 2002 over 2001. The following table shows the estimated future amortization expense for deposit base intangibles based on existing asset balances at December 31, 2003.

For the year ended:
December 31, 2004	$889
December 31, 2005	$889
December 31, 2006	$889
December 31, 2007	$889
December 31, 2008	$573

      During the first quarter of 2003, Management prepared its annual impairment testing as required under SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

21. Earnings Per Share

      The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Basic EPS:
Income after taxes but before cumulative effect of change in accounting principle	$121,657	154,366	122,604
Cumulative effect of accounting change for asset-backed retained interest asset, net of taxes	—	—	(6,299)
Cumulative effect on prior years of retroactive application of FIN 46, net of tax	(688)	—	—

Net income	120,969	154,366	116,305
Less: preferred stock dividends	(70)	(80)	(122)

Net income available to common shareholders	$120,899	154,286	116,183

Average common shares outstanding	84,532,849	84,772,144	85,594,443
After-tax earnings per basic common share before cumulative effect of change in accounting principle	$1.44	1.82	1.43
Cumulative effect of change in accounting principle, net of tax	(0.01)	—	(0.07)

Basic net income per share	$1.43	1.82	1.36

Diluted EPS:
Income available to common shareholders before cumulative effect of change in accounting principle	$121,587	154,286	122,482
Add: preferred stock dividends	70	80	122
Add: interest expense on convertible bonds, net of tax	31	36	42

	121,688	154,402	122,646
Cumulative effect of change in accounting principle, net of tax-retained interest asset	—	—	(6,299)
Cumulative effect on prior years of retroactive application of FIN 46, net of tax	(688)	—	—

Income used in diluted earnings per share calculation	$121,000	154,402	116,347

Average common shares outstanding	84,532,849	84,772,144	85,594,443
Add: common stock equivalents:
Stock option plans	244,744	344,453	420,756
Convertible debentures/preferred securities	151,384	199,965	273,404

Average common and common stock equivalent shares outstanding	84,928,977	85,316,562	86,288,603
After-tax earnings per diluted common share before cumulative effect of change in accounting principle	$1.43	1.81	1.42
Cumulative effect of change in accounting principle, net of tax	(0.01)	—	(0.07)

Diluted net income per share	$1.42	1.81	1.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

      For the year ended December 31, 2003 and 2002, options to purchase 4.6 million shares and 1.4 million shares respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2003, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

      As of year-end 2003, the most recent notification from the OCC categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Corporation’s categorization as “well capitalized.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Adequately
	Actual			Capitalized:			Well Capitalized:

As of December 31, 2003	Amount	Ratio		Amount	Ratio		Amount		Ratio

Consolidated
Total Capital (to Risk Weighted Assets)	$1,116,662	13.89%	≥	643,159	8.00%	≥	803,949	≥	10.00%

Tier I Capital (to Risk Weighted Assets)	869,535	10.82%	≥	321,580	4.00%	≥	482,369	≥	6.00%

Tier I Capital (to Average Assets)	869,635	8.36%	≥	311,927	3.00%	≥	519,879	≥	5.00%
Bank Only
Total Capital (to Risk Weighted Assets)	$1,002,484	12.45%	≥	641,458	8.00%	≥	801,823	≥	10.00%

Tier I Capital (to Risk Weighted Assets)	755,435	9.40%	≥	320,729	4.00%	≥	481,094	≥	6.00%

Tier I Capital (to Average Assets)	755,435	7.26%	≥	311,196	3.00%	≥	518,660	≥	5.00%

24. Related Party Transactions

      During 2003, 2002 and 2001 the Corporation and its subsidiaries paid or accrued fees of approximately $1.9 million, $2.1 million, and $2.3 million, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

25. Subsequent Events

      President Bush signed the new Medicare legislation into law on December 8, 2003. On January 12, 2004 the FASB issued FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”) to permit entities to defer the accounting related to the effects of the legislation until the earlier of issuance of final accounting guidance by the FASB or a significant plan amendment or curtailment event requiring remeasurement occurring after January 31, 2004. FSP FAS 106-1 notes that the election to defer accounting for the legislation is a one-time election that must be made before net periodic postretirement benefit costs for the period that includes the enactment date are first included in reported financial information. Since the Corporation uses a September 30th measurement date, the net periodic postretirement benefit costs for the period that includes the Act’s enactment date would be reported in the first interim period of 2004. The Corporation is currently evaluating the effects of the legislation and will make its election regarding deferral in the first quarter of 2004.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments. The management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. FirstMerit Corporation’s system of internal control over financial reporting contains self-monitoring mechanisms, and compliance is tested and evaluated through internal audits. Our internal auditors monitor the operation of the internal control system and report findings and recommendations to management and to the Audit Committee of the Board of Directors. Actions are taken to correct potential deficiencies as they are identified. The Audit Committee, consisting entirely of directors who are independent under the listing standards of The Nasdaq Stock Market, meets with management, the internal auditors and the independent auditors, reviews audit plans and results, and reviews management’s actions in discharging its responsibilities for accounting, financial reporting and internal controls.

      Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in condition, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

      The consolidated financial statements have been audited and reported on by our independent auditors, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that the representations made to the independent auditors were valid and appropriate. The independent auditors and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

      Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria and were effective.

JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of FirstMerit Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Columbus, Ohio

February 9, 2004

AVERAGE CONSOLIDATED BALANCE SHEETS

FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2003			2002			2001

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$2,273,030	87,402	3.85%	1,867,639	93,682	5.02%	1,559,049	94,292	6.05%
Obligations of states and political subdivisions (tax-exempt)	103,531	7,182	6.94	111,027	7,993	7.20	106,002	9,043	8.53
Other securities	249,271	9,197	3.69	274,037	11,985	4.37	294,629	17,850	6.06

Total investment securities	2,625,832	103,781	3.95	2,252,703	113,660	5.05	1,959,680	121,185	6.18
Federal funds sold & other interest-earning assets	4,258	45	1.06	2,655	43	1.62	2,182	78	3.57
Loans held for sale	75,451	3,418	4.53	79,071	4,414	5.58	72,843	5,499	7.55
Loans	7,138,673	462,609	6.48	7,350,952	533,255	7.25	7,373,493	603,789	8.19
Total earning assets	9,844,214	569,853	5.79	9,685,381	651,372	6.73	9,408,198	730,551	7.77
Allowance for loan losses	(117,332)			(122,520)			(110,726)
Cash and due from banks	195,060			176,727			188,198
Other assets	669,472			665,975			695,239

Total assets	$10,591,414			10,405,563			10,180,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — noninterest bearing	$1,306,347	—		1,183,642	—		1,058,611	—
Demand — interest bearing	750,434	1,151	0.15	716,992	1,794	0.25	667,406	3,769	0.56
Savings and money market accounts	2,381,004	18,981	0.80	2,110,039	23,870	1.13	1,915,006	44,236	2.31
Certificates and other time deposits	3,234,673	102,955	3.18	3,714,937	148,401	3.99	3,800,574	210,977	5.55

Total deposits	7,672,458	123,087	1.60	7,725,610	174,065	2.25	7,441,597	258,982	3.48
Securities sold under agreements to repurchase and wholesale borrowings	1,767,899	50,569	2.86	1,562,259	52,352	3.35	1,660,586	76,461	4.60

Total interest bearing liabilities	8,134,010	173,656	2.13	8,104,227	226,417	2.79	8,043,572	335,443	4.17
Other liabilities	174,634			170,102			157,492
Shareholders’ equity	976,423			947,592			921,234

Total liabilities and shareholders’ equity	$10,591,414			10,405,563			10,180,909

Net yield on earning assets		396,197	4.02		424,955	4.39		395,108	4.20

Interest rate spread			3.66			3.94			3.60

Income on tax-exempt securities and loans		4,917			5,495			5,575

Note: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Non-accrual loans have been included in the average balances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      FirstMerit has had no disagreement with its accountants on accounting and financial disclosure matters and has not changed accountants during the two-year period ending December 31, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

      Management, including the Corporation’s Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2003, the Corporation’s disclosure controls and procedures were effective.

      There has been no change in internal controls or in other factors during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information about the Directors of FirstMerit, see “Election of Directors” on pages 2 through 6 of FirstMerit’s Proxy Statement dated March 3, 2004 (“Proxy Statement”), which is incorporated herein by reference.

      FirstMerit has adopted a Code of Business Conduct and Ethics that covers all employees, including its principal executive, financial and accounting officers, and is posted on the Company’s website, www.firstmerit.com.

      The Board of Directors has determined that it has at least one “audit committee financial expert” serving on its Audit Committee. Information regarding the Audit Committee’s financial expert is incorporated by reference to the information that appears in FirstMerit’s Proxy Statement on page 5 under the caption “Committees of the Board of Directors.”

      Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”

      Disclosure by FirstMerit with respect to compliance with Section 16(a) appears on page 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      See “Executive Compensation and Other Information” on pages 6 through 18 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See “Principal Shareholders” and “Election of Directors” at page 18, and pages 2 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.

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

Equity Compensation Plans Not Approved by Security Holders
NONE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See “Certain Relationships and Related Transactions” at pages 17 and 18 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Audit Fees

      The aggregate fees billed for each of the last two fiscal years for the audit of the Company’s annual financial statements, the review of financial statements included in the Company’s quarterly reports on Form 10-Q, statutory and subsidiary audits and services provided in connection with regulatory filings during those two years were $617,870 in 2003 and $517,300 in 2002.

          Audit-Related Fees

      No fees were billed in either of the last two fiscal years for assurance or services reasonably related to the audit and review of financial statements.

          Tax Fees

      No fees were billed in either of the last two fiscal years for tax compliance, tax advice or tax planning services.

          All Other Fees

      The aggregate fees billed in each of the last two fiscal years for services other than those set forth above were $8,100 in 2003 and none in 2002. Such services consisted primarily of an audit of collateral securing advances by the Federal Home Loan Bank.

      The Audit Committee has a policy of pre-approving, and in 2003 did pre-approve, all audit and non-audit services provided to the Company by the auditor of its financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2003 and 2002

Consolidated Statements of Income Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements Years ended December 31, 2003, 2002 and 2001

Report of Management on Internal Control Over Financial Reporting

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

      (b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended December 31, 2003:

October 16, 2003: Reporting the announcement of the financial results of the Company for the quarter ended September 30, 2003.

November 14, 2003: Reporting the announcement of the redemption of all outstanding FirstMerit 6 1/2% cumulative convertible preferred stock.

December 1, 2003: Reporting the announcement of the sale of a substantial portion of its portfolio of manufactured housing loans.

      (c) Exhibits

See the Exhibit Index.

      (d) Financial Statements

See subparagraph (a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 3rd day of March, 2004.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN ____________________________________________ John R. Cochran, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 3rd day of March, 2004 by the following persons (including a majority of the Board of Directors of the registrant) in the capacities indicated.

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

Dated: March 3, 2004

/s/ J. BRET TREIER
J. Bret Treier, Attorney-in-Fact

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	2002 Stock Option Program (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 6, 2003)*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.24	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.26	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6, 2003)*
10.28	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.29	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.34 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.31	Form of FirstMerit Corporation Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.35 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.32	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)
10.33	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

Exhibit
Number

10.34	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
10.35	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.36	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.37	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003*
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Rule 13a-14(a)/ Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/ Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/ Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

*	Indicates management contract or compensatory plan or arrangement