Form 10-K/A
period 2002-12-31
FIRSTMERIT CORP /OH/
filed 2004-04-30
CIK 354869

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

     Indicate the number of shares outstanding of registrant’s common stock as of March 31, 2004: 84,781,079 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 3, 2004, are incorporated by reference in Part III.

PLAN FINANCIAL STATEMENTS

     The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2003 for the purpose of furnishing the financial statements of the FirstMerit Corporation and Subsidiaries Employees’ Salary Savings Retirement Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan
 Financial Statements And Supplemental
Schedules
December 31, 2003 and 2002

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN

FINANCIAL REPORT

DECEMBER 31, 2003 AND 2002

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN

CONTENTS

Page
INDEPENDENT AUDITORS’ REPORT	1
FINANCIAL STATEMENTS
Statements of net assets available for benefits	2
Statements of changes in net assets available for benefits	3
Notes to financial statements	4-10
SUPPLEMENTAL INFORMATION
Schedule of assets (held at end of year)	11
Schedule of reportable transactions	12

To	the Board of Directors of FirstMerit Corporation

Independent Auditors’ Report

     We have audited the accompanying statement of net assets available for benefits of FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (the “Plan”) as of December 31, 2003, and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Plan as of and for the year ended December 31, 2002 were audited by other auditors, whose report dated April 28, 2003 expressed an unqualified opinion on those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2003, and changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets (held at end of year) as of December 31, 2003 and reportable transactions for the year ended December 31, 2003 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Cleveland, Ohio
April 8, 2004

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

December 31, 2003 and 2002

	2003	2002
ASSETS
Investments:
Mutual funds, at fair value	$45,423,119	$33,626,716
FirstMerit Corporation Common Stock, at fair value	64,480,403	48,686,417
Loans to participants	923,993	910,271

Total investments	110,827,515	83,223,404
Receivables:
Contributions receivable from participants	237,110	242,524
Contributions receivable from employer	135,228	135,625
Investment income	68,445	—

Total receivables	440,783	378,149

Total assets	111,268,298	83,601,553

LIABILITIES
(Book overdraft) cash	(5,734)	(7,939)

NET ASSETS AVAILABLE FOR BENEFITS	$111,262,564	$83,593,614

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Years Ended December 31, 2003 and 2002

	2003	2002
ADDITIONS
Contributions:
Participants’ contributions	$6,430,366	$6,433,340
Employer’s contributions	3,535,814	2,980,908

	9,966,180	9,414,248
Investment income:
Interest	57,884	57,352
Dividends	2,930,183	2,648,037
Net appreciation (depreciation) of investments	19,658,855	(20,522,376)

	22,646,922	(17,816,987)
Assets received from new participants	242,987	138,661

Total additions	32,856,089	(8,264,078)
DEDUCTIONS
Benefits paid to participants	5,187,139	6,608,131

Total deductions	5,187,139	6,608,131

NET INCREASE (DECREASE)	27,668,950	(14,872,209)
NET ASSETS AVAILABLE FOR BENEFITS - BEGINNING OF YEAR	83,593,614	98,465,823

END OF YEAR	$111,262,564	$83,593,614

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of the Plan

The following brief description of the FirstMerit Corporation and Affiliates (“FirstMerit”) (the “Company”) Employees’ Salary Savings Retirement Plan (the “Plan”) provides only general information. Participants should refer to the Plan Agreement for a more complete description of the Plan’s provisions.

A.	General

The Board of Directors of FirstMerit Corporation established this defined contribution plan as of October 1, 1985. The Plan covers all employees of FirstMerit who have six months of service and have attained the age of twenty-one. The Plan is subject to certain provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended.

B.	Contributions

The Plan permits each participant to contribute from one percent to fifteen percent of compensation. Such contributions are known as voluntary pretax employee contributions. A participant’s voluntary pretax contributions and earnings are immediately vested and non-forfeitable.

FirstMerit contributes as a matching contribution an amount equal to 50 percent of the participant’s voluntary pretax contribution. FirstMerit will not make a matching contribution with respect to any portion of a participant voluntary pre-tax contribution that exceeds six percent of the participant’s basic compensation. These employer matching contributions and earnings are immediately vested and non-forfeitable.

The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant’s voluntary pretax employee contributions which do not exceed three percent of the participant’s basic compensation. Participants become vested in the Supplemental Matching Program upon achieving five years of service or upon attaining normal retirement age. Effective January 1, 2002 the Plan was amended whereby participants are immediately vested in the Supplemental Matching account. All prior Supplemental Matching contributions were merged into, and future contributions are being made to, the Matching ESOP account.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

C.	Investments

During 2002, the Company discontinued use of the FirstMerit Equity Fund, for which the Company acted as investment advisor. As of August 15, 2002, the FirstMerit Equity Fund was merged with the Federated Capital Appreciation Fund, which became a new plan investment option. Two additional funds, the Fidelity Advisor Equity Income Fund and the T. Rowe Price Small-Cap Stock Fund, were also added as investment options in 2002. The following is a summary of investment options (Investment Funds) available to participants at December 31, 2003 and 2002:

Federated Government Obligations Fund: The fund seeks to provide conservative investors with a high quality portfolio, current income and relative safety. This money market fund invests in U.S. Treasury, government agency securities and repurchase agreements backed by government securities.

Federated U.S. Government Securities Fund 1-3 Years: The fund seeks to provide investors with current income and limited price volatility by investing in U.S. Treasury and government agency securities.

Federated Capital Preservation Fund: The fund seeks to offer investors stable principal with high current income by investing in Guaranteed Investment Contracts issued by major U.S. and Canadian life insurance companies and other stable value products.

Federated Capital Appreciation Fund: The fund is an established equity fund that pursues capital appreciation over the long-term by investing predominantly in medium to large capitalization common stocks.

Fidelity Advisor Intermediate Bond Fund: The fund invests in investment-grade bonds from different sectors of the market to give investors greater return potential through exposure to corporate and mortgage-backed securities.

Fidelity Advisor Equity Growth Fund: The fund invests in attractively priced stocks of companies that demonstrate the potential for above-average earnings and revenue growth, a strategy that may translate into strong returns for investors.

Fidelity Advisor Equity Income Fund: The fund is a value-oriented fund which invests in undervalued securities to take advantage of growth potential while striving to provide below average risk compared to similar funds.

Fidelity Balanced Fund: The fund seeks income and capital growth consistent with reasonable risk by investing approximately 60% of the fund’s assets in equities and the remainder in a broadly diversified portfolio of debt securities. It invests at least 25% of assets in fixed-income senior securities.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

C.	Investments (Continued)

Fidelity Blue Chip Growth Fund: The fund seeks growth of capital over the long-term by investing primarily in a diversified portfolio of common stocks of well-known and established companies with a market capitalization of at least $200,000,000.

Fidelity Overseas Fund: The fund seeks long-term growth of capital by investing in equities issued by companies, whose principal business activities are outside of the United States. The fund seeks diversity among both industries and countries outside of North America.

T.	Rowe Price Small-Cap Stock Fund: The fund seeks long-term growth of capital through investment in stock of small companies that are potentially undervalued or have growth prospects.

Vanguard 500 Index Fund: The fund seeks investment results that correspond with the price and yield performance of the S&P 500 Index. The fund employs a passive management strategy designed to track the performance of the S&P 500 Index, which is dominated by the stock of large U.S. companies.

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

Distributions to participants are made by one or more of the following methods: (1) a single lump-sum payment, in cash and/or FirstMerit stock; or (2) payments in equal or nearly equal monthly, quarterly, semiannual, or annual installments over any period not exceeding 10 years or the participant’s life expectancy at the date such payments commence, if less. Benefit distributions are recorded when paid to participants.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

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

H.	Diversification

Prior to participants attainment of age 55, all amounts in their Matching ESOP Account and Supplemental Retirement ESOP Account are invested entirely in shares of FirstMerit Corporation common stock. However, when participants reach age 55, they will be entitled to direct the trustee to invest up to 25% of the amount held in their Matching Contribution ESOP Account among the funds described in Note 1, Section C. The percentage increases to 50% when they reach age 60.

Further, if participants have completed at least ten years of participation in the Plan and attained age 55, they are a “Qualified Member.” This means that they have the right to make an election to direct the investment of a portion of their Supplemental Retirement ESOP Account. Within 90 days after the close of each Plan Year in the six-Plan Year period beginning with the Plan Year in which they first become a Qualified Member, they may elect to diversify the investment of at least 25% of these accounts. In the last year of the six-Plan Year period, the percentage increases to 50%. The amounts they may elect to diversify may be invested in any of the investment funds described above.

Note 2. Summary of Significant Accounting Policies

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

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2. Summary of Significant Accounting Policies (Continued)

C.	Investments

Investments in securities and mutual funds are stated at fair value. The fair value of marketable securities is based on quotations obtained from national securities exchanges.

The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2003 and 2002, respectively, and the current value of each unit is based upon the net asset value disclosed by the registered investment company as of the last trading day of the reporting period. Participant loans are stated at cost, which approximates fair value.

Securities transactions are recognized on the trade date (the date the order to buy or sell is executed).

The Plan presents in the Statements of Changes in Net Assets Available for Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.

D.	Risk and Uncertainties

The Plan generates a significant portion of its revenue from investments in domestic and international mutual funds, bonds and FirstMerit Corporation common stock. As a result, the Plan’s revenues and net assets available for plan benefits are dependent on the performance and volatility of the both the U.S. and global financial markets and economic conditions.

E.	Fair Value Disclosure of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the Statements of Net Assets Available for Benefits, approximates fair value.

F.	Reclassification

Participant loans have been reclassified from receivables to investments to conform to the current year’s presentation.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3. Investments

The Plan’s investments are maintained in Investment Funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2003 and 2002:

	2003	2002
Mutual funds:
Fidelity Advisor Equity Growth Fund	$9,815,958	$6,827,562
Fidelity Blue Chip Growth Fund	10,509,457	7,998,187
Federated Capital Preservation Fund	*	4,431,551
FirstMerit Corporation Common Stock
(nonparticipant directed)	64,480,403	48,686,417

*	Balance is under 5% for respective year.

As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Benefits, net appreciation (depreciation) of investments, which consist of realized gains or losses and change in unrealized appreciation (depreciation). Total realized losses for 2003 and 2002 were $(222,017) and $(43,367), respectively, and the change in unrealized appreciation (depreciation) was $19,880,872 and $(20,479,009) for 2003 and 2002, respectively.

In summary, the net appreciation (depreciation) in the Plan’s investments, which includes investments bought, sold, and held during the below periods is as follows:

	2003	2002
Mutual funds	$7,121,021	$(7,176,951)
FirstMerit Corporation Common Stock	12,537,834	(13,302,058)

	$19,658,855	$(20,479,009)

Note 4. Federal Income Taxes

The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501(a).

The Plan obtained its latest determination letter on May 9, 2001, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended and restated (effective January 1, 2002) since receiving the determination letter. However, the Plan administrator and the Plan’s tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan’s financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5. Plan Termination

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

Note 6. Transactions with Party-In-Interest

Transactions involving participant notes, common shares of FirstMerit Corporation and the funds administered by FirstMerit Corporation, trustee of the Plan, are considered party-in-interest transactions. These transactions are not, however, considered prohibited transactions under 29 CFR 408(b) of the ERISA regulations. During the year ended December 31, 2002, the Plan held units of participation in the FirstMerit Equity Fund (formerly called the NewPoint Equity Fund), a mutual fund in which the Trust and Financial Services Division of FirstMerit Bank, N.A. is the advisor to the fund.

The FirstMerit Equity Fund merged into the Federated Capital Appreciation Fund in August 2002, as described in Note 1. During the fiscal period 2002, transactions with the fund included aggregate purchases of $576,975 and aggregate sales totaling $824,710.

SUPPLEMENTAL INFORMATION

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)

Schedule H, Line 4i
Employer No. 34-1339938
Plan No. 002

December 31, 2003

				Current
(a)	(b) Identity of Party	(c) Description of Investment	(d) Cost	(e) Value
	Mutual Funds
	Federated Government Obligations Fund		$49,392	$49,392
	Federated U.S. Government Securities Fund 1-3 Years		2,822,389	2,871,368
	Federated Capital Preservation Fund		5,216,990	5,216,990
	Fidelity Advisor Intermediate Bond Fund		3,089,448	3,212,292
	Federated Capital Appreciation Fund		6,481,412	5,180,809
	Fidelity Advisor Equity Growth Fund		10,378,485	9,815,958
	Fidelity Advisor Equity Income Fund		606,326	697,503
	Fidelity Balanced Fund		1,036,371	1,180,596
	Fidelity Blue Chip Growth Fund		10,856,150	10,509,457
	Fidelity Overseas Fund		2,922,896	2,940,972
	T. Rowe Price Small-Cap Stock Fund		902,552	1,043,103
	Vanguard 500 Index Fund		2,624,440	2,704,679

			46,986,851	45,423,119
*	FirstMerit Corporation Common Stock		44,370,043	64,480,403
*	Participant Loans	Participant Loans Outstanding
		Bearing Interest of 3.29 - 9.44%	923,993	923,993

			$92,280,887	$110,827,515

*	Represents a party-in-interest

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF REPORTABLE TRANSACTIONS

Schedule H, Line 4j
Employer No. 34-1339938
Plan No. 002

Year Ended December 31, 2003

(h)
Current
							Value of	(i)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	Asset on	Net
Identity of	Description	Purchase	Selling	Lease	Expense	Cost of	Transaction	Gain or
Party	of Asset	Price	Price	Rental	Incurred	Asset	Date	(Loss)
Category II: Series of transactions with same broker exceeds 5% of value
FirstMerit Corporation	286,039 shares
Issue: 337915102	Common stock
	24 transactions	$6,533,308	N/A	N/A	$17,762	$6,533,308	N/A	N/A
Category III: Series of transactions in same security exceeds 5% of value
FirstMerit Corporation	286,081 shares
Issue: 337915102	Common stock
	25 transactions	6,534,400	N/A	N/A	17,767	6,534,400	N/A	N/A
FirstMerit Corporation	96,758 shares
Issue: 337915102	Common stock
	227 transactions	N/A	$2,207,995	N/A	8,713	2,095,374	$2,207,995	$112,621
Federated Government	6,534,202 shares
Obligations Fund	Mutual fund
Issue: 60934N104	222 transactions	6,534,202	N/A	N/A	N/A	6,534,202	N/A	N/A
Federated Government	6,533,496 shares
Obligations Fund	Mutual fund
Issue: 60934N104	58 transactions	N/A	6,533,496	N/A	N/A	6,533,496	6,533,496	—

There were no reportable transactions for Categories I or IV during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 30th day of April, 2004.

FirstMerit Corporation

By:	/s/ JOHN R. COCHRAN John R. Cochran, Chairman and Chief Executive Officer

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4, No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001) *
10.3	Amended and Restated 1995 Restricted Stock Plan (incorporated by reference from Exhibit 10.3 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1997 Stock Option Program (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001) *
10.5	Amended and Restated 1999 Stock Option Program (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.6	Amended and Restated 2002 Stock Plan*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) ((incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated 1989 Stock Incentive Plan (SB) (incorporated by reference from Exhibit 10.9 to the Form 10-K filed by the registrant on March 9, 2001) *

Exhibit
Number

10.11	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.13	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.15	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.17	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.18	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.19	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the registrant on March 6, 2003)*
10.20	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.24	Restricted Stock Award Agreement of John R. Cochran dated March 1, 1995 (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.38 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.26	Second Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.27 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6, 2003)*
10.28	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.29	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.30	Form of FirstMerit Corporation Amended and Restated Change in Control Termination Agreement (incorporated by reference from Exhibit 10.34 to the Form 10-K filed by the registrant on March 6, 2003)*
10.31	Form of FirstMerit Corporation Amended and Restated Displacement Agreement (incorporated by reference from Exhibit 10.35 to the Form 10-K filed by the registrant on March 6, 2003)*
10.32	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

Exhibit
Number

10.33	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.34	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the Registrant on March 10, 2000)
10.35	Employment Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.35 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.36	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.37	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2004)
21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on March 3, 2004)
23	Consent of Hausser + Taylor LLC
31.1	Rule 13a-14(a)/ Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation.
31.2	Rule 13a-14(a)/ Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/ Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

*	Indicates management contract or compensatory plan or arrangement