Form 10-Q
period 2004-03-31
FIRSTMERIT CORP /OH/
filed 2004-05-10
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2004

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
April 30, 2004
84,806,007

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of March 31, 2004 (unaudited), December 31, 2003 and March 31, 2003 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three-months ended March 31, 2004 (unaudited) and 2003 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (unaudited) and 2003 (unaudited)

Notes to Consolidated Financial Statements as of March 31, 2004 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition as of March 31, 2004, December 31, 2003 and March 31, 2003 and Results of Operations for the quarters ended March 31, 2004 and 2003 and for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Internal Control over Financial Reporting for the Quarter Ended March 31, 2004.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EX-31.1 302 CERTIFICATION FOR CEO
EX-31.2 302 CERTIFICATION FOR CFO
EX-32.1 906 CERTIFICATION FOR CEO AND CFO

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(in thousands)	March 31	December 31	March 31
(Unaudited, except December 31, 2003, which is derived from the audited financial statements)	2004	2003	2003
ASSETS
Cash and due from banks	$175,752	199,049	206,073
Investment securities (at fair value) and federal funds sold	3,119,123	3,061,497	2,639,604
Loans held for sale	67,017	63,319	33,855
Commercial loans	3,358,523	3,352,014	3,444,746
Mortgage loans	608,162	614,073	528,769
Installment loans	1,635,819	1,668,421	1,541,707
Home equity loans	639,407	637,749	606,535
Credit card loans	140,491	144,514	135,927
Manufactured housing loans	—	—	686,471
Leases	125,434	134,828	181,167

Total loans	6,507,836	6,551,599	7,125,322

Allowance for loan losses	(120,261)	(97,553)	(119,001)
Premises and equipment, net	120,115	119,079	114,123
Goodwill	139,245	139,245	139,245
Intangible assets	5,314	5,536	6,203
Accrued interest receivable and other assets	436,165	431,864	413,373

Total assets	$10,450,306	10,473,635	10,558,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,333,867	1,346,574	1,287,200
Demand-interest bearing	782,877	773,514	758,671
Savings and money market accounts	2,478,793	2,461,265	2,266,979
Certificates and other time deposits	2,786,185	2,921,431	3,401,074

Total deposits	7,381,722	7,502,784	7,713,924

Securities sold under agreements to repurchase	1,606,534	1,525,804	1,124,425
Wholesale borrowings	308,812	311,038	554,451
Accrued taxes, expenses, and other liabilities	150,966	146,834	190,277

Total liabilities	9,448,034	9,486,460	9,583,077

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; 0, 0 and 45,436 shares outstanding at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	—	—	1,093
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at March 31, 2004, December 31, 2003 and March 31, 2003	127,937	127,937	127,937
Capital surplus	110,699	110,473	111,945
Accumulated other comprehensive income (loss)	13,353	(9,475)	(1,404)
Retained earnings	934,098	943,492	926,241
Treasury stock, at cost, 7,224,528, 7,302,057 and 7,541,102 shares at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	(183,815)	(185,252)	(190,092)

Total shareholders’ equity	1,002,272	987,175	975,720

Total liabilities and shareholders’ equity	$10,450,306	10,473,635	10,558,797

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(Unaudited)	Three months ended March 31,
(In thousands except per share data)	2004	2003
Interest income:
Interest and fees on loans, including held for sale	$96,627	122,151
Interest and dividends on investment securities and federal funds sold	29,211	27,392

Total interest income	125,838	149,543

Interest expense:
Interest on deposits:
Demand-interest bearing	366	297
Savings and money market accounts	4,314	4,628
Certificates and other time deposits	21,631	29,889
Interest on securities sold under agreements to repurchase	6,138	4,529
Interest on wholesale borrowings	4,387	8,498

Total interest expense	36,836	47,841

Net interest income	89,002	101,702
Provision for loan losses	40,984	23,496

Net interest income after provision for loan losses	48,018	78,206

Other income:
Trust department income	5,356	4,886
Service charges on deposits	15,419	14,888
Credit card fees	8,664	9,726
ATM and other service fees	2,748	2,890
Bank owned life insurance income	3,126	3,229
Investment services and insurance	3,832	3,633
Manufactured housing income	145	553
Investment securities gains, net	70	2,866
Loan sales and servicing income	2,859	4,910
Other operating income	3,648	4,271

Total other income	45,867	51,852

Other expenses:
Salaries, wages, pension and employee benefits	39,842	37,139
Net occupancy expense	6,017	5,984
Equipment expense	3,535	3,907
Stationery, supplies and postage	2,712	3,030
Bankcard, loan processing and other costs	5,703	6,477
Professional services	3,146	2,622
Amortization of intangibles	223	222
Other operating expense	15,873	14,494

Total other expenses	77,051	73,875

Income before income tax expense	16,834	56,183
Federal income taxes	4,128	17,901

Net income	$12,706	38,282

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	22,874	(3,465)
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	(46)	(1,863)

Net unrealized gains (losses), net of tax expense (benefit)	22,828	(5,328)

Comprehensive income	$35,534	32,954

Net income applicable to common shares	$12,706	38,264

Net income used in diluted EPS calculation	12,713	38,290

Weighted average number of common shares outstanding — basic	84,771	84,513

Weighted average number of common shares outstanding — diluted	85,186	84,891

Basic Earnings per Share	$0.15	0.45

Diluted Earnings per Share	$0.15	0.45

Dividend per Share	$0.26	0.25

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended
	March 31,
	2004	2003
Operating Activities	(In thousands)
Net income	$12,706	38,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	40,984	23,496
Provision for depreciation and amortization	3,421	3,456
Amortization of investment securities premiums, net	1,812	2,855
Accretion of income for lease financing	(2,120)	(3,449)
Gains on sales of investment securities, net	(70)	(2,866)
Deferred federal income taxes	1,200	5,762
(Increase) decrease in interest receivable	(89)	2,550
Increase (decrease) in interest payable	1,119	(10,564)
Increase in other prepaid assets	(3,797)	(2,647)
Increase (decrease) in accounts payable	(5,389)	4,788
Originations of loans held for sale	(88,951)	(258,628)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	85,349	397,005
Gains on sales of loans, net	(96)	(2,263)
Amortization of intangible assets	223	222
Other changes	(5,379)	2,371

NET CASH PROVIDED BY OPERATING ACTIVITIES	40,923	200,370

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	41,299	249,375
Available-for-sale — maturities	116,311	262,707
Purchases of investment securities available-for-sale	(180,034)	(608,266)
Net decrease in federal funds sold	(355)	(33,000)
Net decrease in loans and leases, except sales	27,607	65,147
Purchases of premises and equipment	(4,744)	(3,024)
Sales of premises and equipment	287	1,727

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	371	(65,334)

Financing Activities
Net increase in demand, savings and money market accounts	14,184	188,078
Net decrease in certificates and other time deposits	(135,246)	(185,413)
Net increase (decrease) in securities sold under agreements to repurchase	80,730	(96,396)
Net decrease in wholesale borrowings	(3,689)	(46,775)
Cash dividends — common and preferred	(22,100)	(21,279)
Purchase of treasury shares	—	(1,491)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	1,530	745

NET CASH USED BY FINANCING ACTIVITIES	(64,591)	(162,531)

Decrease in cash and cash equivalents	(23,297)	(27,495)
Cash and cash equivalents at beginning of period	199,049	233,568

Cash and cash equivalents at end of period	$175,752	206,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$15,923	29,485

Federal income taxes	$25	15,505

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2004 (unaudited) (Dollars in thousands)

1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”), is a bank holding company whose principal assets are the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of March 31, 2004 and 2003, and for the three months ended March 31, 2004 and March 31, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2003.

2. Recent Accounting Pronouncements — During December 2003 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003) “Employers’ Disclosure about Pensions and other Postretirement Benefits an Amendment of FASB Statements No. 87, 88, and 106.” This statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87 “Employers’ Accounting for Pensions,” No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106 “Postretirement Benefits Other than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures have been included in Note 11 of these consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation currently accounts for stock-based employee compensation under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The Black-Scholes option-pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. Other models are currently under review and may be used by the Corporation for future disclosure.

	Three		Three
	months	Year	months
	ended	ended	ended
	March 31,	December 31,	March 31,
	2004	2003	2003
Net income, as reported	$12,706	121,587	38,264
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(812)	(1,688)	(634)
Pro forma net income	$11,894	119,899	37,630
Pro forma EPS — Basic	$0.14	1.42	0.45
Pro forma EPS — Diluted	$0.14	1.41	0.44
Reported EPS — Basic	$0.15	1.43	0.45
Reported EPS — Diluted	$0.15	1.42	0.45
Assumptions:
Dividend yield	4.08%	4.52%	4.52%
Expected volatility	30.00%	32.63%	32.66%
Risk free interest rate	3.15%	2.59% - 3.38%	3.12%
Expected lives	5 years	3 - 5 years	5 years

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”), which introduces a prescription drug benefit under Medicare, into law. On January 12, 2004, FASB issued FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”) which permits companies to elect to defer accounting for the effects of the Modernization Act. The Company has not elected this deferral and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of January 1, 2004. This change is more fully described in Note 11 (Benefit Plans) of the first quarter 2004 Form 10-Q.

3. Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses), as described in the 2003 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2003 Form 10-K. Within the “Other Income” section of the first quarter 2004 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed at year- end in the 2003 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 10 (Accounting for Derivatives) of the first quarter 2004 Form 10-Q as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17(Financial Instruments with Off-Balance-Sheet Risk) of 2003 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2003 Form 10-K as well as Note 11 (Benefit Plans) to the first quarter 2004 Form 10-Q.

4. Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available for sale are as follows:

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasuries and agencies	$771,141	5,069	1,994	774,216
Obligations of state and political subdivisions	103,276	3,878	35	107,119
Mortgage-backed securities	1,954,552	25,556	7,505	1,972,603
Other securities	266,747	2,848	4,765	264,830

	$3,095,716	37,351	14,299	3,118,768

	Book Value	Fair Value
Due in one year or less	$186,143	187,953
Due after one year through five years	2,224,289	2,238,894
Due after five years through ten years	528,964	536,204
Due after ten years	156,320	155,717

	$3,095,716	3,118,768

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.0 billion at March 31, 2004, $2.0 billion at December 31, 2003, and $1.8 billion at March 31, 2003.

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

     The activity within the ALL for the quarters of the current and prior year is shown in the following table:

Allowance for Loan Losses Activity
Dollars in thousands

	Quarter ended	Year ended	Quarter ended
	March 31	December 31	March 31
	2004	2003	2003
Allowance for loan loss-beginning of period	$97,553	122,790	122,790
Loans charged off:
Commercial	8,850	34,093	10,284
Mortgage	104	1,016	103
Installment	10,087	42,093	10,834
Home equity	785	3,428	803
Credit cards	2,755	12,667	3,176
Manufactured housing	286	21,633	5,831
Leases	799	4,947	1,101

Total charge-offs	$23,666	119,877	32,132

Recoveries:
Commercial	898	2,597	509
Mortgage	25	235	2
Installment	2,847	11,872	2,973
Home equity	375	1,183	228
Credit cards	683	2,165	427
Manufactured housing	422	3,143	594
Leases	140	661	114

Total recoveries	$5,390	21,856	4,847

Net charge-offs	$18,276	98,021	27,285

Allowance related to loans sold	—	(29,427)	—
Provision for loan losses	40,984	102,211	23,496

Allowance for loan loss-end of period	$120,261	97,553	119,001

Annualized net charge offs as a % of average loans	1.13%	1.37%	1.54%
Allowance for loan losses as a % of loans outstanding at end of period	1.85%	1.49%	1.67%
Allowance for loan losses as a multiple of annualized net charge offs	1.64	1.00	1.08

       During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s net charge offs. During the quarter, we observed that rising input costs such as plastic resins, steel and petroleum might impact certain segments of our commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within our previously identified criticized loan levels. These observations led us to change some of the assumptions utilized in the Corporation’s allowance for loan loss methodology. Most notably, we shortened the historical period used for estimating loss migration factors, which had the effect of more heavily weighting recent loss history in the portfolio. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2003 Form 10-K more fully describe the components of the model.

The components of the additional provision consisted of $5.1 million for specific reserves on individually analyzed commercial credits, $21.5 million for the commercial and industrial pools, and offset by $3.9 million of improvement in the retail loan pools.

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

Nonperforming Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003
Impaired Loans:
Nonaccrual	$71,596	63,388	68,338
Restructured	—	35	48

Total impaired loans	71,596	63,423	68,386

Other Loans:
Nonaccrual	9,611	10,216	12,710
Restructured	—	—	—

Total nonperforming loans	81,207	73,639	81,096
Other real estate (“ORE”)	7,265	7,527	6,502

Total nonperforming assets	88,472	81,166	87,598

Loans past due 90 day or more accruing interest	$20,995	27,515	39,615

Total nonperforming assets as a percentage of total loans and ORE	1.36%	1.24%	1.23%

There is no concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the State of Ohio.

7.  Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets as follows:

	At March 31, 2004			At December 31, 2003			At March 31, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit Base Intangibles	$10,137	4,823	5,314	10,137	4,601	5,536	10,137	3,934	6,203

Unamortizable intangible assets:
Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

Amortization expense for intangible assets was $0.22 million for both quarters ending March 31, 2004 and 2003. The following table shows the estimated future amortization expense for deposit base intangibles based on existing asset balances at December 31, 2003.

For the year ended:
December 31, 2004	$889
December 31, 2005	889
December 31, 2006	889
December 31, 2007	889
December 31, 2008	573

During the first quarter of 2004, the Corporation conducted its annual impairment testing as required under SFAS No. 142 “Goodwill and other Intangible Assets,” and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

8.	Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter ended	Quarter ended
	March 31, 2004	March 31, 2003
Dollars in thousands
BASIC EPS:
Net income	$12,706	38,282
Less preferred stock dividends	—	(18)

Net income applicable to common shares	$12,706	38,264

Average common shares outstanding	84,771,200	84,512,570
Net income per share — basic	$0.15	0.45

DILUTED EPS:
Net income available to common shares	$12,706	38,264
Add: preferred stock dividends	—	18
Add: interest expense on convertible bonds	7	8

Net income used in diluted EPS calculation	$12,713	38,290

Avg common shares outstanding	84,771,200	84,512,570
Add: Equivalents from stock options	359,898	189,881
Add: Equivalents-convertible bonds	54,448	62,405
Add: Equivalents from convertible preferred stock	—	126,039

Average common shares and equivalents outstanding	85,185,546	84,890,895
Net income per common share — diluted	$0.15	0.45

     For the three months ended March 31, 2004 and 2003, options to purchase 1.9 million and 4.9 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

9. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity Banking. Included in the Parent Company, Other Subsidiaries and Eliminations category are certain nonbanking affiliates, and eliminations of certain intercompany transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results as of and for the three-month periods ended March 31, 2004 and 2003:

		Parent
		Company, Other
As of and for the three months ended	Supercommunity	Subsidiaries,	FirstMerit
March 31, 2004	Banking	Eliminations	Consolidated
OPERATIONS (000s):
Net interest income	$87,877	1,125	89,002
Provision for loan losses	40,973	11	40,984
Other income	45,659	208	45,867
Other expenses	76,665	386	77,051
Net income	$11,954	752	12,706
AVERAGES:
Assets	$10,390,525	65,914	10,456,439
Loans	6,521,419	3,728	6,525,147
Earnings assets	9,636,937	14,941	9,651,878
Deposits	7,535,807	(93,686)	7,442,121
Shareholders’ equity	$800,865	200,392	1,001,257

		Parent
		Company, Other
As of and for the three months ended	Supercommunity	Subsidiaries,	FirstMerit
March 31, 2003	Banking	Eliminations	Consolidated
OPERATIONS (000s) :
Net interest income	$100,438	1,264	101,702
Provision for loan losses	23,496	—	23,496
Other income	51,503	349	51,852
Other expenses	73,471	404	73,875
Net income	$37,747	535	38,282
AVERAGES:
Assets	$10,562,604	41,233	10,603,837
Loans	7,163,762	5,515	7,169,277
Earnings assets	9,837,956	26,578	9,864,534
Deposits	7,782,716	(77,131)	7,705,585
Shareholders’ equity	$774,314	198,099	972,413

10. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), in accounting for its derivative activities. At March 31, 2004, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualified for shortcut accounting treatment then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut accounting treatment, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet and statement of consolidated income and comprehensive income. The remaining hedge does not meet all the criteria necessary to be considered for shortcut accounting treatment, and therefore, the “long-haul accounting method” is utilized. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the ILRCs and on the warehouse loans are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded through current period earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with changes in value recorded to current earnings.

     In 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. Within the “Other Income” section of the first quarter 2004 Form 10-Q and Note 6 to the year-end Form 10-K, the Corporation’s basis for accounting for mortgage service rights is discussed in more detail. In accordance with SFAS No. 133, the Corporation classifies and accounts for the TBA Securities as nondesignated derivatives. Accordingly, the TBA Securities are recorded at fair value with changes in value recorded to current period earnings.

     The effect of the derivatives on the balance sheets and statements of income of the Corporation was not material for any period presented in this report.

     11. Benefit Plans – The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
	Quarter ended	Year ended	Quarter ended	Quarter ended	Year ended	Quarter ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2004	2003	2003	2004	2003	2003
Components of Net Periodic
Pension/Postretirement Cost
Service Cost	$1,922	6,667	1,667	192	1,294	324
Interest Cost	2,057	7,387	1,847	502	2,448	612
Expected return on assets	(2,851)	(8,951)	(2,238)
Amortization of unrecognized:
Transition (asset)	473	(35)	(9)	39	625	156
Prior service costs	87	274	69	92
Cumulative net (gain) loss	67	305	76	(102)	142	35

Net periodic pension/postretirement cost	$1,755	5,647	1,412	723	4,509	1,127

     As disclosed in its Form 10-K for the year ended December 31, 2003, the Corporation does not expect to make a contribution to its pension plans or postretirement benefit plan during 2004. On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy in the law results in a $1.6 million reduction in our OPEB benefit obligation. Concurrently, the Corporation amended its postretirement benefits plan to limit and cap benefits prospectively. The total impact of both changes on our actuarial liability was $13.6 million and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost (expense) and balance sheet liability. Specific authoritative guidance, when issued by the FASB, could require us to re-determine the accounting for the impact of the legislation. The full year impact for 2004 is anticipated to be $2.2 million, and $0.5 million for the quarter ending March 31, 2004.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE CONSOLIDATED BALANCE SHEETS
(Unaudited) Fully-tax Equivalent
Interest Rates and Interest
Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	March 31, 2004			December 31, 2003			March 31, 2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	$2,704,073	25,565	3.80%	2,273,030	87,402	3.85%	2,200,102	23,547	4.34%
Obligations of states and political subdivisions (tax exempt)	102,455	1,829	7.18%	103,531	7,182	6.94%	107,074	1,891	7.16%
Other securities	264,522	2,483	3.78%	249,271	9,197	3.69%	266,311	2,547	3.88%
Total investment securities	3,071,050	29,877	3.91%	2,625,832	103,781	3.95%	2,573,487	27,985	4.41%
Federal funds sold	1,674	4	0.96%	4,258	45	1.06%	7,600	21	1.12%
Loans held for sale	54,007	439	3.27%	75,451	3,418	4.53%	114,170	1,437	5.10%
Loans	6,525,147	96,207	5.93%	7,138,673	462,609	6.48%	7,169,277	120,764	6.83%
Total earning assets	9,651,878	126,527	5.27%	9,844,214	569,853	5.79%	9,864,534	150,207	6.18%
Allowance for loan losses	(97,033)			(117,332)			(120,684)
Cash and due from banks	212,358			195,060			190,143
Other assets	689,236			669,472			669,844

Total assets	$10,456,439			10,591,414			10,603,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,330,056	—	—	1,306,347	—	—	1,238,553	—	—
Demand — interest bearing	767,287	366	0.19%	750,434	1,151	0.15%	744,516	297	0.16%
Savings and money market accounts	2,483,451	4,314	0.70%	2,381,004	18,981	0.80%	2,177,493	4,628	0.86%
Certificates and other time deposits	2,861,327	21,631	3.04%	3,234,673	102,955	3.18%	3,545,023	29,889	3.42%
Total deposits	7,442,121	26,311	1.42%	7,672,458	123,087	1.60%	7,705,585	34,814	1.83%
Securities sold under agreements to repurchase	1,547,575	6,138	1.60%	1,226,648	18,978	1.55%	1,137,121	4,529	1.62%
Wholesale borrowings	310,767	4,387	5.68%	541,251	31,591	5.84%	594,445	8,418	5.80%
Total interest bearing liabilities	7,970,407	36,836	1.86%	8,134,010	173,656	2.13%	8,198,598	47,841	2.37%
Other liabilities	154,719			174,634			194,273
Shareholders’ equity	1,001,257			976,423			972,413

Total liabilities and shareholders’ equity	$10,456,439			10,591,414			10,603,837

Net yield on earning assets	$9,651,878	89,691	3.74%	9,844,214	396,197	4.02%	9,864,534	102,366	4.21%

Interest rate spread			3.41%			3.66%			3.81%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS

     FirstMerit Corporation reported first quarter 2004 net income of $12.7 million, or $0.15 per diluted share (“EPS”), compared to $38.3 million, or $0.45 per diluted share for the 2003 first quarter. The Company strengthened reserves by recording a $22.7 million provision for loan losses above net charge-offs for the first quarter of 2004. This action resulted in a total provision for loan losses of $41.0 million compared to $23.5 million for the prior-year period.

     For the first quarter of 2004, annualized returns on average equity (“ROE”) and average assets (“ROA”) were 5.10% and 0.49%, respectively, compared with 15.98% and 1.46% for the prior-year quarter.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income, excluding gains from the sale of securities, was $135.5 million for the first quarter of 2004, compared to $151.4 million reported in the prior-year quarter. The decline in revenue this quarter primarily reflects the decrease in earning assets resulting from fourth quarter 2003 sale of the $621 million manufactured housing loan portfolio, as well as reduced mortgage banking activity. FTE net interest income declined 12.4% to $89.7 million, reflecting the impact of a 47 basis point decline in the net interest margin to 3.74% and a 2.2% decline in average earning assets to $9.7 billion. The sale of the higher-yield portfolio of manufactured housing loans changed the earning asset mix that, as anticipated, also affected the net interest margin.

     Non-interest income for the first quarter of 2004 totaled $45.9 million, compared to $51.9 million for the first quarter of 2003. Excluding securities gains and income from the Company’s discontinued manufactured housing business, non-interest income was $45.7 million in the first quarter of 2004 and $48.4 in the same period last year, a decline of 5.6%. The decline resulted primarily from reduced loan sales and servicing income from a lower level of mortgage banking activity, partially offset by gains in trust revenue, investment services, service charges on deposit accounts and other operating income.

     The Company reported $77.1 million of non-interest expenses for the first quarter of 2004, compared to $73.9 million for the first quarter of 2003, an increase of 4.3%, primarily reflecting a 7.3% increase in salary and benefits expenses for increased personnel associated with recently implemented retail initiatives. Excluding salary expenses, non-interest expenses rose 1.3%. The efficiency ratio rose to 56.7% from 48.7% in the prior-year quarter mainly as a result of the lower level of revenue reported in the first quarter of 2004.

     As of March 31, 2004, nonperforming assets were $88.5 million, or 1.36% of period-end loans plus ORE, compared to $81.2 million, or 1.24%, for the linked quarter and $87.6 million or 1.23%, twelve months ago. The higher level of nonperforming assets reflects a weakening of previously identified criticized loans, rather than newly identified problem credits. Net charge-offs for the first quarter were $18.3 million, compared to $26.2 million for the linked quarter and $27.3 million for the prior-year period. Excluding net charge-offs of manufactured housing loans, net charge-offs were $18.4 million, $22.5 million and $22.0 million for the three respective quarters. All categories of retail charge-offs showed improvement compared to last year’s first quarter; these trends are expected to continue. Annualized net charge-offs for the first quarter of 2004 were 1.13% of average loans compared to 1.48% for the linked quarter and 1.54% for the first quarter of 2003.

     Assets at March 31, 2004 totaled $10.5 billion, a 1.0% decrease from March 31, 2003. The decline primarily reflects the sale of the Company’s $621 million manufactured housing loan portfolio in the fourth quarter of 2003 as well as a 2.5% decline in commercial loans. Consumer and mortgage loans, areas that the Company has focused on most recently, grew 5.8% and 15.0%, respectively.

     Deposits totaled $7.4 billion at March 31, 2004, a decline of 4.3% over the last twelve month. Time deposits declined 18.1% while lower-cost core deposits increased 6.6%. Core deposits now account for 62.3% of deposits, compared to 55.9% at March 31, 2003.

     Shareholders’ equity was $1.0 billion on March 31, 2004. The Corporation’s capital position remains strong; tangible equity to assets was 8.32% at quarter end compared to 7.97% for the prior-year quarter end. Common dividends per share were $0.26 for the quarter, a $0.01 increase from the prior-year quarter. Period-end common shares outstanding were 84.8 million.

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2004 was $89.0 million compared to $101.7 million for the three months ended March 31, 2003. The $12.7 million decline in net interest income occurred because the $11.0 million decline in interest expense, compared to the same quarter last year was less than the $23.7 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for March 31, 2004 was $0.69 million and $0.66 million for corresponding 2003 period.

     FTE net interest income for the quarter ended March 31, 2004 was $89.7 million compared to $102.4 million for the three months ended March 31, 2003. The $12.7 million decline in FTE net interest income occurred because the $11.0 million decline in interest expense, compared to the same quarter last year, was less than the $23.7 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the historic or near historic low interest rate environment.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2004 first quarter compared to the same 2003 period, was primarily rate driven as lower yields on investment securities and loans lessened interest income by $2.8 million and $15.1 million, respectively, during those periods. The table also depicts similar three-month declines in interest expense, again caused by the continued drop in interest rates from 2003 through the first quarter of 2004. The lower rates paid on customer deposits and wholesale borrowings in the 2004 quarter compared to the same 2003 period, decreased interest expense by $7.1 million.

(Dollars in thousands)	Quarters ended March 31, 2004 and 2003
RATE/VOLUME ANALYSIS	Increases (Decreases)
	Volume	Rate	Total

INTEREST INCOME FTE
Investment securities	$4,663	(2,771)	1,892
Loans held for sale	(489)	(509)	(998)
Loans	(9,497)	(15,060)	(24,557)
Federal funds sold	(14)	(3)	(17)

Total interest income	$(5,337)	(18,343)	(23,680)

INTEREST EXPENSE
Demand deposits-interest bearing	$11	58	69
Savings/money market accts	531	(845)	(314)
Certificates and other time deposits	(5,169)	(3,089)	(8,258)
Securities sold under agreements to repurchase	1,628	(19)	1,609
Wholesale borrowings	(4,005)	(106)	(4,111)

Total interest expense	$(7,004)	(4,001)	(11,005)

Net interest income	$667	(14,340)	(12,675)

Net Interest Margin

        The following table provides 2004 FTE net interest income and net interest margin totals as well as 2003 comparative amounts.

	Quarters ended
(Dollars in thousands)	March 31,
	2004	2003

Net interest income	$89,002	101,702
Tax equivalent adjustment	689	664

Net interest income — FTE	$89,691	102,366

Average earning assets	$9,651,878	9,864,534

Net interest margin	3.74%	4.21%

     Average loan outstandings for the current year and prior year first quarters totaled $6.5 billion and $7.2 billion, respectively. Increases in average loan balances from first quarter 2003 to first quarter this year occurred in installment, credit card, residential mortgage and home equity loans, while commercial and leases declined. The manufactured housing portfolio was sold during the fourth quarter, 2004. This sale was more fully described at year-end in Note 5 of the 2003 Form 10-K. The loan migration toward higher-yielding consumer credits continues to be consistent with the Corporation’s loan strategy. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to first quarter 2003, were as follows: commercial loans down $68.7 million or 2.0%; installment loans, direct and indirect on a combined basis, up $97.3 million or 6.29%; home equity loans continue to be a popular product in this low interest rate environment and rose $38.5 million or 6.4%; credit card loans up $3.9 million or 2.8%; residential mortgage loans were up $52.5 million or 9.3%; manufactured housing loans, for which new origination ceased October 31, 2001 and the remaining portfolio was sold in December 2003, were down $703.9 million; and leases down $63.6 million, or 33.5%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2003 and 2002 third quarters equaled 67.6% and 72.9% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments, as liquidity remains high and overall loan demand remains flat.

     Average deposits were $7.4 billion during the 2004 first quarter, down $263.5 million, or 3.4%, from the same period last year. Growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended March 31, 2004, average core deposits increased $420.2 million or 10.1% and represented 61.6% of total average deposits compared to 54.0% for the 2003 first quarter. Average CDs declined $683.7 million or 19.3% compared to the prior year quarter. Average wholesale borrowings increased $126.8 million and as a percentage of total interest-bearing funds equaled 23.3% for the 2004 first quarter and 21.1% for the same quarter one year ago. The decrease of higher costing CDs was not completely offset by the influx of more liquid core deposits and was offset by an increase in wholesale borrowings. Average interest-bearing liabilities funded 82.6% of average earning assets in the current year quarter and 83.1% during the three months ended March 31, 2003.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, residential mortgage, home equity and credit card outstandings, resulting in a lower concentration of leases and commercial loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs declined.

Other Income

     Other (non-interest) income for the quarter totaled $45.9 million, a decrease of $6.0 million from the $51.9 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the third quarter was 33.9% compared to 32.4% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales.

     Loan sales and servicing income accounted for $2.1 million of the overall $6.0 decrease in other income and consisted of: a $0.7 million increase in origination fees; a $0.5 million increase in the valuation allowance for mortgage servicing rights; a $1.9 million gain on the nondesignated derivatives associated with the mortgage servicing rights; and a $5.5 million decrease in the gain on sale of mortgages; offset by a $0.3 million decrease in the amortization of mortgage servicing assets.

     The remaining changes in other income, compared to first quarter last year, were primarily as follows: trust department income, which benefited from the first quarter improvement in stock market values, was $5.4 million, up $0.5 million; service charges on deposit accounts totaled $15.4 million, up 3.6% due in part to increases in fee-based core deposits outstanding; and investment services and insurance fees increased $0.2 million. Credit card fees decreased $1.1 million or 10.9% and offsetting the revenue decline are lower processing costs of $1.0 million associated with the exit of a low-margin merchant relationship; ATM and other service fees declined $0.1 million; income from bank owned life insurance (“BOLI”) decreased $0.1 million; manufactured housing income decreased $0.4 million due to the December 2003 portfolio sale; investment securities gains decreased $2.8 million; and other operating income, decreased $0.6 million compared to the year ago quarter.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Statements of Income and Comprehensive Income:

	Quarter	Quarter	Quarter	Quarter	Quarter
	ended	ended,	ended	ended	ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
(Dollars in thousands)
Balance at beginning of period	$18,127	17,992	10,611	13,510	12,820
Addition of mortgage servicing rights	855	1,190	3,686	2,771	4,028
Amortization	(1,429)	(3,201)	(3,553)	(3,077)	(1,728)
Impairment	(1,129)	2,146	7,248	(2,593)	(1,610)

Balance at end of period	$16,424	18,127	17,992	10,611	13,510

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $1.8 million and $5.9 million at March 31, 2004 and 2003, respectively.

     These balances represent the rights to service approximately $1.94 billion and $1.81 billion of mortgage loans on March 31, 2004 and 2003, respectively. The portfolio primarily consists of conventional mortgages.

     For purposes of impairment evaluation and measurement, the MSR’s are stratified based on the predominant risk characteristics of the underlying loans. These strata currently include adjustable and fixed-rate loans. The fixed-rate loans are further stratified by rates less than 6.50%, then by a 100 basis point interest rate band, then by rates greater than 7.50%. During the year ended December 31, 2003, the strata used for fixed loans in the valuation allowance calculation was decreased by 50 basis points to better reflect the composition of the Corporation’s servicing portfolio due to lower interest rates on refinanced loans. The MSR’s are amortized over the period of and in proportion to the estimated net servicing revenues. A monthly valuation impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for individual strata.

     The Corporation entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. In accordance with SFAS 133, the Corporation classified and accounts for the TBA Securities as nondesignated derivatives. Accordingly, the TBA Securities are recorded at fair value with changes in value recorded to current period earnings.

     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses

     Other (non-interest) expenses totaled $77.1 million for first quarter compared to $73.9 million in 2003, a decrease of $3.2 million, or 4.3%.

     For the three months ended March 31, 2004, increases in operating costs compared to first quarter 2003 occurred as follows: salaries, wages, pension and employee benefits, rose $2.7 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives, higher healthcare costs for employees and retirees, and higher pension expense; bankcard, transaction and loan processing costs decreased $0.8 million as a result of reduced refinancing/new origination activity; other operating expense increased $1.4 million primarily due to increases in the operating and collection costs.

     The efficiency ratio of 56.7% for first quarter 2004 was worse than the efficiency ratio of 48.7% recorded for the first quarter, 2003. The efficiency ratio for the three months ended March 31, 2004 indicates 56.7 cents of operating costs were spent in order to generate each dollar of net revenue.

FINANCIAL CONDITION

Investment Securities

     The March 31, 2004 amortized cost and market value of investment securities, including mortgage-backed securities by average remaining term, are included in Note 4 to the unaudited consolidated financial statements.

     These securities are purchased within an overall strategy to maximize future earnings taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.

Allowance for Loan Losses

     During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s net charge offs. During the quarter, we observed that rising input costs such as plastic resins, steel and petroleum might impact certain segments of our commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within our previously identified criticized loan levels. These observations led us to change some of the assumptions utilized in the Corporation’s allowance for loan loss methodology. Most notably, we shortened the historical period used for estimating loss migration factors, which had the effect of more heavily weighting recent loss history in the portfolio. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2003 Form 10-K more fully describe the components of the model.

     The components of the additional provision consisted of: $5.1 million for specific reserves on individually analyzed commercial credits, $21.5 million for the commercial and industrial pools, and offset by $3.9 million of improvement in the retail loan pools.

Loans

     Total loan outstandings at March 31, 2004 were $6.5 billion compared to $7.1 billion at March 31, 2003.

	As of	As of	As of
(Dollars in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Commercial loans	$3,358,523	3,352,014	3,444,746
Mortgage loans	608,162	614,073	528,769
Installment loans	1,635,819	1,668,421	1,541,707
Home equity loans	639,407	637,749	606,535
Credit card loans	140,491	144,514	135,927
Manufactured housing (“MH”) loans	—	—	686,471
Leases	125,434	134,828	181,167

Total Loans	$6,507,836	6,551,599	7,125,322

     The commercial loan portfolio and leasing portfolio were impacted by lower demand for credit in light of current economic conditions. As previously noted, the manufactured housing portfolio was sold during December 2003. While the Corporation originated $116.4 million of mortgage loans in the first quarter 2004, compared to $282.2 million in same period of 2003, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 can be found in the Net Interest Income section of this document.

     Expected cash flow and interest rate information for commercial loans is presented in the following table.

(Dollars in thousands)	As of
Commercial Loan Cash Flow Schedule	March 31, 2004
Due in one year or less	$1,604,979
Due after one year but within five years	1,458,703
Due after five years	294,841

Totals	$3,358,523

Due after one year with a predetermined fixed interest rate	$1,024,284
Due after one year with a floating interest rate	729,260

Totals	$1,753,544

     The following is nonaccrual commercial loan flow analysis:

Period End	1Q04	4Q03	3Q03	2Q03	1Q03
Nonperforming Assets beginning of period	$63,424	77,421	71,127	68,386	72,083
Credit Actions:
New	26,754	24,519	19,225	22,927	14,103
Loan and lease losses	(7,650)	(2,671)	(1,764)	(4,528)	(7,141)
Charged down	(1,387)	(4,083)	(3,786)	(2,985)	(3,455)
Return to accruing status	(3,295)	(8,841)	(1,958)	(787)	(762)
Payments	(6,250)	(11,948)	(5,423)	(11,886)	(6,442)
Sales	—	(10,973)	—	—	—

Nonperforming Assets end of period	$71,596	63,424	77,421	71,127	68,386

     The quarterly flow of new nonaccrual commercial loans has increased over the past five quarters reflecting the impact of a weaker regional economy. During the fourth-quarter 2003, the Corporation sold a portfolio of $11.0 of nonperforming commercial loans. The loan and lease losses increase in the first-quarter 2004 consisted primarily of a single $6.5 million credit which was fully charged off in the quarter. Outside of this single credit, the rise in new nonperforming commercial loans was not attributable to new credit relationships entering nonaccrual status, but rather the continued deterioration of previously identified loans. By strengthening our allowance for loan losses during the first-quarter 2004, our reserve now covers nonperforming loans by 148%. See Note 6 (Asset Quality) in the first-quarter 2004 Form 10-Q for more discussion of nonperforming assets as well as Note 1 (Summary of Significant Accounting Policies) of the 2003 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

(Dollars in thousands)
	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2004		December 31, 2003		March 31, 2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest DDA	$1,330,056	—	1,306,347	—	1,238,553	—
Interest-bearing DDA	767,287	0.19%	750,434	0.15%	744,516	0.16%
Savings and money market accounts	2,483,451	0.70%	2,381,004	0.80%	2,177,493	0.86%
CDs and other time deposits	2,861,327	3.04%	3,234,673	3.18%	3,545,023	3.42%

Total customer deposits	$7,442,121	1.42%	7,672,458	1.60%	7,705,585	1.83%
Securities Sold under agreements to repurchase and wholesale borrowings	1,858,342	2.28%	1,767,899	2.86%	1,731,566	3.05%

Total funds	$9,300,463		9,440,357		9,437,151

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $7.4 billion during the 2004 first quarter, down $263.5 million or 3.42% from first quarter 2003. Savings deposits, including money market savings accounts averaged $2.5 billion, $306.0 million or 14.1% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $420.2 million or 10.1%, and represented 61.6% of total average deposits for the first quarter, 2003 compared to 54.0% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.58% was 10 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.9 billion for the first quarter, down

19.3% from the same quarter last year. Average rates paid on CDs fell 38 basis points from 3.42% in the 2003 quarter to 3.04% this year. On a percentage basis, average CDs were 35.9% and 43.2%, respectively, of total interest-bearing funds for the March 31, 2004 and 2003 quarters.

     Securities sold under agreements to repurchase and wholesale borrowings increased to 23.32% of interest-bearing funds during the three months ended March 31, 2004 from 21.1% for the March 31, 2003 quarter. Interest-bearing liabilities funded 82.58% of average earning assets during the quarter ended March 31, 2004 and 83.1% during the quarter ended March 31, 2003. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2003. The Corporation’s change in funding mix from higher priced CDs toward less expensive core deposits has helped to mitigate the decline in net interest margin compared to the fourth quarter last year.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2004:

(Dollars in thousands)
Maturing in:	Amount
Under 3 months	$333,332
3 to 12 months	187,366
Over 12 months	147,872

$668,570

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

     Interest rate risk on the Corporation’s consolidated balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher net revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2004:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-50 basis points	+100 basis points	+200 basis points
March 31, 2004	(1.91%)	0.24%	(0.04%)

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

     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2004:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-50 basis points	+100 basis points	+200 basis points
March 31, 2004	(0.55%)	(1.99%)	(5.67%)

Capital Resources

     Shareholders’ equity at March 31, 2004 totaled $1.0 billion compared to $ 987.2 million at December 31, 2003 and $975.7 million at March 31, 2003.

     The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
(In thousands)	2004		2003		2003
Consolidated
Total equity	$1,002,272	9.59%	987,175	9.43%	975,720	9.24%
Common equity	1,002,272	9.59%	987,175	9.43%	974,627	9.23%
Tangible common equity (a)	857,713	8.32%	842,394	8.16%	829,179	7.96%
Tier 1 capital (b)	862,231	10.97%	869,535	10.82%	850,589	9.93%
Total risk-based capital (c)	1,110,354	14.13%	1,116,662	13.89%	1,107,343	12.93%
Leverage (d)	862,231	8.36%	869,535	8.36%	850,589	8.17%
Bank Only
Total equity	$795,463	7.63%	781,734	7.48%	772,478	7.34%
Common equity	795,463	7.63%	781,734	7.48%	772,478	7.34%
Tangible common equity (a)	650,904	6.33%	636,953	6.18%	627,029	6.04%
Tier 1 capital (b)	743,506	9.49%	755,435	9.40%	736,381	8.63%
Total risk-based capital (c)	989,274	12.62%	1,002,484	12.45%	991,487	11.62%
Leverage (d)	$743,506	7.23%	755,435	7.26%	736,381	7.10%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2004, the Corporation’s risk-based capital equaled 14.13% of risk-adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.26 paid in the first quarter has an indicated annual rate of $1.04 per share.

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

     The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. The Treasury Group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or un-pledged investment securities that totaled $845 million at quarter end 2004.

     Funding Trends for the Quarter - During the three months ended March 31, 2004, total deposits decreased $121 million as higher cost certificates of deposit were allowed to mature without rollover.

     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the first quarter ended March 31, 2004, FirstMerit Bank paid FirstMerit Corporation $84 million in dividends. As of March 31, 2004, FirstMerit Bank had an additional $35 million available to pay dividends without regulatory approval.

Forward-looking Safe-harbor Statement

     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Market Risk Section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART II — OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

Exhibit
Number
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.
32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

     (b) Form 8-K

     The company filed the following Reports on Form 8-K during the quarter ended March 31, 2004:

     On January 8, 2004 the registrant filed a Form 8-K to announce the sale of a $22,560,000 portfolio of commercial loans to numerous buyers.

     On January 15, 2004 the registrant filed a Form 8-K to announce its financial results for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

DATE:   May 10, 2004