Form 10-Q
period 2004-06-30
FIRSTMERIT CORP /OH/
filed 2004-08-05
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
June 30, 2004

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
July 31, 2004
84,816,915

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
Consolidated Balance Sheets as of June 30, 2004 (unaudited), December 31, 2003 and June 30, 2003 (unaudited)
Consolidated Statements of Income and Comprehensive Income for the three-month and six-month periods ended June 30, 2004 (unaudited) and 2003 (unaudited)
Consolidated Statements of Cash Flows for the six months ended March 31, 2004 (unaudited) and 2003 (unaudited)
Notes to Consolidated Financial Statements as of June 30, 2004 (unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition as of June 30, 2004, December 31, 2003 and June 30, 2003 and Results of Operations for the quarters ended June 30, 2004 and 2003 and for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Internal Control over Financial Reporting for the Quarter Ended June 30, 2004.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(in thousands)	June 30	December 31	June 30
(Unaudited, except December 31, 2003, which is derived from the audited financial statements)	2004	2003	2003
ASSETS
Cash and due from banks	$216,258	199,049	308,697
Investment securities (at fair value) and federal funds sold	2,973,858	3,061,497	2,602,836
Loans held for sale	58,862	63,319	31,543
Commercial loans	3,324,335	3,352,014	3,437,977
Mortgage loans	627,633	614,073	553,329
Installment loans	1,668,679	1,668,421	1,596,973
Home equity loans	646,197	637,749	627,379
Credit card loans	140,110	144,514	136,973
Manufactured housing loans	—	—	661,909
Leases	113,047	134,828	167,674

Total loans	6,520,001	6,551,599	7,182,214
Less allowance for loan losses	(107,561)	(97,553)	(119,192)

Net loans	6,412,440	6,454,046	7,063,022
Premises and equipment, net	121,373	119,079	113,701
Goodwill	139,245	139,245	139,245
Intangible assets	5,091	5,536	5,980
Accrued interest receivable and other assets	451,028	431,864	400,420

Total assets	$10,378,155	10,473,635	10,665,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,400,715	1,346,574	1,428,645
Demand-interest bearing	804,355	773,514	766,463
Savings and money market accounts	2,498,152	2,461,265	2,428,042
Certificates and other time deposits	2,699,578	2,921,431	3,168,487

Total deposits	7,402,800	7,502,784	7,791,637

Securities sold under agreements to repurchase	1,573,492	1,525,804	1,162,589
Wholesale borrowings	320,367	311,038	555,840
Accrued taxes, expenses, and other liabilities	124,401	146,834	165,328

Total liabilities	9,421,060	9,486,460	9,675,394

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; 0, 0 and 42,036 shares outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	—	—	1,011
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at June 30, 2004, December 31, 2003 and June 30, 2003	127,937	127,937	127,937
Capital surplus	110,415	110,473	111,791
Accumulated other comprehensive loss	(41,601)	(9,475)	(2,625)
Retained earnings	943,021	943,492	941,974
Treasury stock, at cost, 7,197,488, 7,302,057 and 7,537,719 shares at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	(182,677)	(185,252)	(190,038)

Total shareholders’ equity	957,095	987,175	990,050

Total liabilities and shareholders’ equity	$10,378,155	10,473,635	10,665,444

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended		Six months ended
(Unaudited)	June 30,		June 30,
(In thousands except per share data)	2004	2003	2004	2003
Interest income:
Interest and fees on loans, including held for sale	$94,126	118,721	190,753	240,872
Interest and dividends on investment securities and federal funds sold	28,221	25,214	57,432	52,606

Total interest income	122,347	143,935	248,185	293,478

Interest expense:
Interest on deposits:
Demand-interest bearing	503	269	869	566
Savings and money market accounts	4,512	5,529	8,826	10,157
Certificates and other time deposits	19,598	26,083	41,229	55,972
Interest on securities sold under agreements to repurchase	6,271	4,742	12,409	9,271
Interest on wholesale borrowings	4,356	8,330	8,743	16,828

Total interest expense	35,240	44,953	72,076	92,794

Net interest income	87,107	98,982	176,109	200,684
Provision for loan losses	14,154	23,442	55,138	46,938

Net interest income after provision for loan losses	72,953	75,540	120,971	153,746

Other income:
Trust department income	5,696	5,442	11,052	10,328
Service charges on deposits	15,705	15,292	31,124	30,180
Credit card fees	9,546	10,989	18,210	20,715
ATM and other service fees	3,071	3,201	5,819	6,091
Bank owned life insurance income	3,083	3,159	6,209	6,388
Investment services and insurance	3,527	2,801	7,359	6,434
Manufactured housing income	5	506	150	1,059
Investment securities gains, net	1,412	3,106	1,482	5,972
Loan sales and servicing income	1,584	5,701	4,443	10,611
Other operating income	3,340	3,684	6,988	7,955

Total other income	46,969	53,881	92,836	105,733

Other expenses:
Salaries, wages, pension and employee benefits	40,389	36,488	80,231	73,627
Net occupancy expense	5,526	5,559	11,543	11,543
Equipment expense	3,323	3,663	6,858	7,570
Stationery, supplies and postage	2,577	2,735	5,289	5,765
Bankcard, loan processing and other costs	5,988	7,324	11,691	13,801
Professional services	3,977	2,739	7,123	5,361
Amortization of intangibles	222	223	445	445
Other operating expense	17,480	16,983	33,353	31,477

Total other expenses	79,482	75,714	156,533	149,589

Income before income tax expense	40,440	53,707	57,274	109,890
Federal income taxes	9,412	16,780	13,540	34,681

Net income	$31,028	36,927	43,734	75,209

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	(54,037)	798	(31,163)	(2,667)
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of tax expense (benefit)	(917)	(2,019)	(963)	(3,882)

Net unrealized losses, net of tax expense (benefit)	(54,954)	(1,221)	(32,126)	(6,549)

Comprehensive income	$(23,926)	35,706	11,608	68,660

Net income applicable to common shares	$31,028	36,909	43,734	75,173

Net income used in diluted EPS calculation	31,035	36,936	43,748	75,226

Weighted average number of common shares outstanding - basic	84,809	84,470	84,789	84,491

Weighted average number of common shares outstanding - diluted	85,149	84,880	85,161	84,881

Basic Earnings per Share	$0.37	0.44	0.52	0.89

Diluted Earnings per Share	$0.36	0.44	0.51	0.89

Dividend per Share	$0.26	0.25	0.52	0.50

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Six months ended
(Unaudited)	June 30,
(In thousands)	2004	2003
Operating Activities
Net income	$43,734	75,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55,138	46,938
Provision for depreciation and amortization	6,835	7,273
Amortization of investment securities premiums, net	3,934	6,690
Accretion of income for lease financing	(3,927)	(6,898)
Gains on sales of investment securities, net	(1,482)	(5,972)
(Increase) decrease in interest receivable	(249)	2,569
Decrease in interest payable	(5,251)	(19,237)
Increase in other prepaid expenses	(3,105)	(4,263)
Increase in bank owned life insurance	(6,208)	(6,135)
Decrease in other personal property	799	8,714
Originations of loans held for sale	(218,094)	(542,338)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	223,028	686,304
Gains on sales of loans, net	(477)	(5,540)
Amortization of intangible assets	445	445
Other changes	(10,079)	8,343

NET CASH PROVIDED BY OPERATING ACTIVITIES	85,041	252,102

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	117,247	732,349
Available-for-sale — maturities	279,674	653,741
Purchases of investment securities available-for-sale	(362,047)	(1,479,996)
Net increase in loans and leases, except sales	(9,605)	(11,547)
Purchases of premises and equipment	(9,782)	(6,507)
Sales of premises and equipment	653	1,815

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	16,140	(110,145)

Financing Activities
Net increase in demand, savings and money market accounts	121,869	498,378
Net decrease in certificates and other time deposits	(221,853)	(418,000)
Net increase (decrease) in securities sold under agreements to repurchase	47,688	(58,232)
Net increase (decrease) in wholesale borrowings	10,219	(45,505)
Cash dividends — common and preferred	(44,205)	(42,473)
Purchase of treasury shares	—	(2,036)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,310	1,040

NET CASH USED BY FINANCING ACTIVITIES	(83,972)	(66,828)

Increase in cash and cash equivalents	17,209	75,129
Cash and cash equivalents at beginning of period	199,049	233,568

Cash and cash equivalents at end of period	$216,258	308,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the six months ended June 30:
Interest, net of amounts capitalized	$36,156	53,709

Federal income taxes	$22,797	46,370

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2004 (Unaudited) (Dollars in thousands)

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

     The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of June 30, 2004 and 2003, and for the three and six months ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2003.

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

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June	June 30,	June
	2004	2003	2004	2003
Net income, as reported	$31,028	36,927	43,734	75,209
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(857)	(629)	(1,620)	(1,275)

Pro forma net income	$30,171	36,298	42,114	73,934

Pro forma EPS — Basic	$0.36	0.43	0.50	0.87
Pro forma EPS — Diluted	$0.35	0.43	0.49	0.87
Reported EPS — Basic	$0.37	0.44	0.52	0.89
Reported EPS — Diluted	$0.36	0.44	0.51	0.89
Assumptions:
Dividend yield	4.08%	4.52%	4.10%	4.52%
Expected volatility	29.91%	32.66%	30.00%	32.66%
Risk free interest rate	3.54 - 3.9%	2.59 - 3.1%	2.94 - 3.9%	2.95%
Expected lives	5 Years	5 Years	5 Years	3 - 5 Years

     In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”), which introduces a prescription drug benefit under Medicare, into law. On May 19, 2004, FASB issued FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS No. 106-2”) provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The Company early adopted this FSP in the first quarter, 2004 and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of January 1, 2004. This change is more fully described in Note 11 (Benefit Plans) of these consolidated financial statements.

3. Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses), as described in the 2003 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2003 Form 10-K. Within the “Other Income” section of the second quarter 2004 Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed in the 2003 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) of the 2003 Form 10-K. Derivative instruments and hedging activities are described more fully in Note 10 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17(Financial Instruments with Off-Balance-Sheet Risk) of the 2003 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2003 Form 10-K as well as Note 11 (Benefit Plans) to these consolidated financial statements.

4. Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

     The book value and market value of investment securities classified as available for sale are as follows:

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
US Treasuries and agencies	$814,320	586	17,397	797,509
Obligations of state and political subdivisions	105,178	2,117	493	106,802
Mortgage-backed securities	1,857,752	6,505	47,726	1,816,531
Other securities	258,105	1,216	6,305	253,016

	$3,035,355	10,424	71,921	2,973,858

	Book Value	Fair Value
Due in one year or less	$100,040	100,459
Due after one year through five years	1,846,348	1,813,158
Due after five years through ten years	935,951	911,140
Due after ten years	153,016	149,101

	$3,035,355	2,973,858

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.1 billion at June 30, 2004, $2.0 billion at December 31, 2003, and $1.6 billion at June 30, 2003.

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

     The activity within the ALL for the current and prior year quarters, and the full year ended 12/31/03 is shown in the following table:

Allowance for Loan Losses Activity

	Quarter ended	Year Ended	Quarter ended
Dollars in thousands	June 30, 2004	December 31, 2003	June 30, 2003
Allowance for loan losses-beginning of period	$120,261	122,790	119,001
Provision for loan losses	14,154	102,211	23,442
Loans charged off	(21,341)	(119,877)	(28,979)
Recoveries on loans previously charged off	7,158	21,856	5,728
Allowance related to loans sold	(12,671)	(29,427)	0

Allowance for loan losses-end of period	$107,561	97,553	119,192

6. Goodwill and Intangible Assets – The following table summarizes goodwill and intangible assets:

	At June 30, 2004			At December 31, 2003			At June 30, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit Base Intangibles	$10,137	5,045	5,092	10,137	4,601	5,536	10,137	4,156	5,981

Unamortizable intangible assets:
Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

Amortization expense for intangible assets was $0.22 million for both quarters ending June 30, 2004 and 2003. The following table shows the estimated future amortization expense for deposit base intangibles based on existing asset balances at December 31, 2003 for the years ended:

For the year ended:
December 31, 2004	$889
December 31, 2005	889
December 31, 2006	889
December 31, 2007	889
December 31, 2008	573

     During the first quarter of 2004, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

7. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

     For the quarters ended June 30, 2004 and 2003, options to purchase 4.95 million and 4.90 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
Dollars in thousands except EPS	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
BASIC EPS:
Net income	$31,028	36,927	43,734	75,209
Less preferred stock dividends	—	(18)	—	(36)

Net income applicable to common shares	$31,028	36,909	43,734	75,173

Average common shares outstanding	84,809,340	84,469,748	84,789,186	84,491,041
Net income per share — basic	$0.37	0.44	0.52	0.89

DILUTED EPS:
Net income available to common shares	$31,028	36,909	43,734	75,173
Add: preferred stock dividends	—	18	—	36
Add: interest expense on convertible bonds	7	9	14	17

Net income used in diluted EPS calculation	$31,035	36,936	43,748	75,226

Avg common shares outstanding	84,809,340	84,469,748	84,789,186	84,491,041
Add: Equivalents from stock options	284,725	231,431	317,600	206,724
Add: Equivalents-convertible bonds	54,448	62,405	54,448	62,405
Add: Equivalents from convertible preferred stock	—	116,607		121,297

Average common shares and equivalents outstanding	85,148,513	84,880,191	85,161,234	84,881,467
Net income per common share — diluted	$0.36	0.44	0.51	0.89

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

     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results as of and for the three-month and six-month periods ended June 30, 2004 and 2003 and the full year ended December 31, 2003:

			Parent Company, Other
	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
June 30, 2004	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands):
Net interest income	$85,942	173,819	1,165	2,290	87,107	176,109
Provision for loan losses	14,215	55,188	(61)	(50)	14,154	55,138
Other income	46,798	92,457	171	379	46,969	92,836
Other expenses	79,355	156,020	127	513	79,482	156,533
Net income	$30,306	42,260	722	1,474	31,028	43,734
AVERAGES (millions):
Assets	$10,392	10,391	73	69	10,465	10,460
Loans	6,537	6,529	4	4	6,541	6,533
Earnings assets	9,644	9,641	15	14	9,659	9,655
Deposits	7,527	7,531	(90)	(91)	7,437	7,440
Shareholders’ equity	$784	792	198	200	982	992

		Parent Company, Other
	Supercommunity Banking	Subsidiaries, Eliminations	FirstMerit Consolidated
December 31, 2003	YTD	YTD	YTD
OPERATIONS (thousands):
Net interest income	$389,008	4,605	393,613
Provision for loan losses	101,593	618	102,211
Other income	208,774	1,372	210,146
Other expenses	325,717	1,235	326,952
Net income	$118,264	2,705	120,969
AVERAGES (millions):
Assets	$10,558	33	10,591
Loans	7,134	5	7,139
Earnings assets	9,824	20	9,844
Deposits	7,755	(83)	7,672
Shareholders’ equity	$779	197	976

			Parent Company, Other
	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
June 30, 2003	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands):
Net interest income	$97,748	198,186	1,234	2,498	98,982	200,684
Provision for loan losses	23,442	46,563	—	375	23,442	46,938
Other income	53,445	104,948	436	785	53,881	105,733
Other expenses	75,270	148,741	444	848	75,714	149,589
Net income	$36,045	73,792	882	1,417	36,927	75,209
AVERAGES (millions):
Assets	$10,541	10,552	37	38	10,578	10,590
Loans	7,152	7,158	5	5	7,157	7,163
Earnings assets	9,813	9,826	25	25	9,838	9,851
Deposits	7,791	7,787	(81)	(79)	7,710	7,708
Shareholders’ equity	$786	780	197	198	983	978

9. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. At June 30, 2004, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut accounting treatment requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualified for shortcut accounting treatment then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for shortcut accounting treatment, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets and statements of income and comprehensive income. The remaining hedge does not meet all the criteria necessary to be considered for shortcut accounting treatment. Therefore, the long-haul accounting treatment is utilized. The long-haul accounting treatment requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded through current period earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with changes in value recorded to current earnings.

     In 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. Within the “Other Income” section of these consolidated financial statements and Note 6 to the 2003 Form 10-K, the Corporation’s basis for accounting for mortgage servicing rights is discussed in more detail. In accordance with SFAS No. 133, the Corporation classifies and accounts for the TBA Securities as nondesignated derivatives. Accordingly, the TBA Securities are recorded at fair value with changes in value recorded to current period earnings.

10. Benefit Plans – The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by independent actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Six Months	Six Months
	Quarter ended	Quarter ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Components of Net Periodic Pension Cost
Service Cost	1,922	1,667	3,844	3,334
Interest Cost	2,057	1,847	4,114	3,694
Expected return on assets	(2,851)	(2,238)	(5,702)	(4,476)
Amorization of unrecognized:
Transition (asset)	(9)	(9)	(18)	(18)
Prior service costs	69	69	138	138
Cumulative net (gain) loss	567	76	1,134	152

Net periodic pension/postretirement cost	1,755	1,412	3,510	2,824

	Postretirement Benefits
			Six Months	Six Months
	Quarter ended	Quarter ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Components of Net Periodic Postretirement Cost
Service Cost	192	324	384	648
Interest Cost	502	612	1,004	1224
Expected return on assets
Amorization of unrecognized:
Transition (asset)	39	156	78	312
Prior service costs	(102)		(203)
Cumulative net (gain) loss	92	35	184	70

Net periodic pension/postretirement cost	723	1,127	1,447	2,254

     As disclosed in the 2003 Form 10-K, the Corporation does not expect to make a contribution to its pension plans or postretirement benefit plan during 2004. On December 8, 2003, President Bush signed the new Medicare legislation into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy in the law results in a $1.6 million reduction in our accumulated postretirement benefit obligation. Concurrently, the Corporation amended its postretirement benefits plan to limit and cap benefits prospectively. The total impact of both changes on our actuarial liability was $13.6 million and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost and liability. The full year impact for 2004 is anticipated to be $2.2 million, and $0.5 million for the quarter ending June 30, 2004.

     On May 19, 2004 the FASB issued FSP No. 106-2 that provided final guidance on the accounting for the effects of the new prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The Corporation early adopted during the first quarter of 2004 and in accordance with the final guidance provided by FSP No. 106-2.

     11. Contingencies — The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, FirstMerit Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters would not have a material effect on the Corporation’s financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended
	June 30, 2004			December 31, 2003			June 30, 2003
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$226,637			195,060			194,164
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,689,533	24,729	3.70%	2,273,030	87,402	3.85%	2,248,147	21,480	3.83%
Obligations of states and political subdivisions (tax exempt)	104,132	1,825	7.05%	103,531	7,182	6.94%	105,414	1,894	7.21%
Other securities	259,901	2,321	3.59%	249,271	9,197	3.69%	260,639	2,490	3.83%
Total investment securities	3,053,566	28,875	3.80%	2,625,832	103,781	3.95%	2,614,200	25,864	3.97%
Federal funds sold	1,089	3	1.11%	4,258	45	1.06%	2,482	8	1.29%
Loans held for sale	63,244	633	4.03%	75,451	3,418	4.53%	63,678	715	4.50%
Loans	6,540,974	93,511	5.75%	7,138,673	462,609	6.48%	7,157,408	118,057	6.62%
Total earning assets	9,658,873	123,022	5.12%	9,844,214	569,853	5.79%	9,837,768	144,644	5.90%
Allowance for loan losses	(118,808)			(117,332)			(119,022)
Other assets	698,570			669,472			664,987

Total assets	$10,465,272			10,591,414			10,577,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,402,273	—	—	1,306,347	—	—	1,296,372	—	—
Demand — interest bearing	814,718	503	0.25%	750,434	1,151	0.15%	753,386	269	0.14%
Savings and money market accounts	2,492,318	4,512	0.73%	2,381,004	18,981	0.80%	2,367,223	5,529	0.94%
Certificates and other time deposits	2,727,745	19,598	2.89%	3,234,673	102,955	3.18%	3,293,493	26,083	3.18%
Total deposits	7,437,054	24,613	1.33%	7,672,458	123,087	1.60%	7,710,474	31,881	1.66%
Securities sold under agreements to repurchase	1,589,014	6,271	1.59%	1,226,648	18,978	1.55%	1,136,425	4,742	1.67%
Wholesale borrowings	320,222	4,356	5.47%	541,251	31,591	5.84%	566,831	8,330	5.89%
Total interest bearing liabilities	7,944,017	35,240	1.78%	8,134,010	173,656	2.13%	8,117,358	44,953	2.22%
Other liabilities	136,787			174,634			181,317
Shareholders’ equity	982,195			976,423			982,850

Total liabilities and shareholders’ equity	$10,465,272			10,591,414			10,577,897

Net yield on earning assets	$9,658,873	87,782	3.66%	9,844,214	396,197	4.02%	9,837,768	99,691	4.06%

Interest rate spread			3.34%			3.66%			3.68%

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

          Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS

     FirstMerit Corporation reported second quarter 2004 net income of $31.0 million, or $0.36 per diluted share (“EPS”), compared to $36.9 million, or $0.44 per diluted share for the 2003 second quarter. The lower earnings primarily reflect reduced revenue from net interest margin compression and declining mortgage banking activity, partially offset by a lower provision for loan losses due to evidence in the Company’s credit quality outlook. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 12.71% and 1.19%, respectively, compared with 15.09% and 1.40% for the second quarter of 2003.

     For the first six months of 2004, the Company reported net income of $43.7 million or $0.51 per diluted share. This compares with $75.2 million, or $0.89 per diluted share, for the first six months of 2003. ROE and ROA were 8.87% and 0.84%, respectively, compared with 15.53% and 1.43% for the prior-year period.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income, excluding gains from the sale of securities, was $133.3 million for the second quarter of 2004, compared to $150.5 million reported in the prior-year quarter. FTE net interest income declined 11.9% to $87.8 million, reflecting the impact of a 40 basis point decline in the net interest margin to 3.66% and a 1.8% decline in average earning assets to $9.7 billion.

     Non-interest income for the second quarter of 2004 totaled $47.0 million, compared to $53.9 million for the second quarter of 2003. Excluding securities gains and income from the Company’s discontinued manufactured housing business, non-interest income was $45.6 million in the second quarter of 2004 and $50.3 million in the same period last year. The 9.3% decline primarily reflects reduced mortgage banking activity, partially offset by gains from the wealth management business. The combined contribution from trust, investment and insurance services posted overall fee growth of 11.9%.

     Non-interest expense totaled $79.5 million for the second quarter of 2004, compared to $75.7 million for the second quarter of 2003, an increase of 5.0%. The increase resulted primarily from 10.7% growth in salary and benefits expense, largely due to higher employment counts from the net addition of 127 full time equivalent employees (4% increase from second quarter, 2003). Excluding salary expenses, non-interest expenses were virtually unchanged compared with the second quarter of 2003. The efficiency ratio for the quarter was 59.4%, compared with 50.2% for the year ago quarter.

     As of June 30, 2004, nonperforming assets were $48.8 million, or 0.75% of period-end loans plus ORE, compared to $88.5 million, or 1.36%, for the linked quarter and $88.3 million or 1.23%, twelve months ago. The lower level of nonperforming assets this quarter reflects the Company’ sale of non-accrual commercial loans during the quarter and a general improvement in credit quality trends for both the existing retail and commercial portfolios. Net charge-offs for the second quarter were $14.2 million, compared to $18.3 million for the linked quarter and $23.3 million in the prior-year period. Annualized net charge-offs for the second quarter of 2004 were 0.87% of average loans compared to 1.13% for the linked quarter and 1.30% for the second quarter of 2003.

     Assets at June 30, 2004 totaled $10.4 billion, down 2.70% from June 30, 2003. The decline primarily reflects the sale of the Company’s manufactured housing finance business in the fourth quarter of 2003; excluding this business line, the total loan portfolio of $6.5 billion was unchanged from the prior year. Consumer and mortgage loans have been the Company’s focus and have increased 4.0% and 13.4%, respectively, offsetting the 3.3% decline in commercial loans. Investment securities increased 14.3%.

     Deposits totaled $7.4 billion at June 30, 2004, a decline of 5.0% over the last twelve months. Time deposits declined 14.8%. Core deposits now account for 63.5% of deposits, compared to 59.3% at June 30, 2003.

     Shareholders’ equity was $957.1 million on June 30, 2004. The Corporation’s capital position remains strong; tangible equity to assets was 7.94% at quarter end compared to 8.03% for the prior-year quarter end. Common dividends per share were $0.26 for the quarter, a $0.01 increase from the prior-year quarter. Period-end common shares outstanding were 84.8 million.

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2004 was $87.1 million compared to $99.0 million for the three months ended June, 2003. The $11.9 million decline in net interest income occurred because the $9.7 million decline in interest expense, compared to the same quarter last year was less than the $21.6 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment was $0.7 million for both quarters ending June 30, 2004 and 2003.

     FTE net interest income for the quarter ended June 30, 2004 was $87.8 million compared to $99.7 million for the three months ended June 30, 2003. The $11.9 million decline in FTE net interest income occurred because the $9.7 million decline in interest expense, compared to the same quarter last year, was less than the $21.6 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the historic or near historic low interest rate environment.

     As illustrated in the following table, the lower amounts of interest income recorded in the 2004 second quarter compared to the same 2003 period, were primarily rate driven as lower yields on investment securities and loans lessened interest income by $1.0 million and $15.7 million, respectively, during those periods. The table also depicts similar three-month declines in interest expense, again caused by the continued drop in interest rates from 2003 through the second quarter of 2004. The lower rates paid on customer deposits and wholesale borrowings in the 2004 quarter compared to the same 2003 period, decreased interest expense by $4.3 million.

	Quarters ended June 30, 2004 and 2003			Six months ended June 30, 2004 and 2003
	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands) RATE/VOLUME ANALYSIS	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME FTE
Investment securities	$4,019	(1,008)	3,011	8,672	(3,769)	4,903
Loans held for sale	(4)	(78)	(82)	(551)	(531)	(1,082)
Loans	(8,813)	(15,733)	(24,546)	(18,302)	(30,799)	(49,101)
Federal funds sold	(4)	(1)	(5)	(18)	(4)	(22)

Total interest income	$(4,802)	(16,820)	(21,622)	(10,199)	(35,103)	(45,302)

INTEREST EXPENSE
Demand deposits-interest bearing	$38	196	234	46	257	303
Savings and money market accounts	226	(1,243)	(1,017)	763	(2,094)	(1,331)
Certificates of deposits and other time deposits	(4,065)	(2,420)	(6,485)	(9,207)	(5,536)	(14,743)
Securities sold under agreements to repurchase	1,786	(257)	1,529	3,414	(276)	3,138
Wholesale borrowings	(3,355)	(619)	(3,974)	(7,356)	(729)	(8,085)

Total interest expense	$(5,370)	(4,343)	(9,713)	(12,340)	(8,378)	(20,718)

Net interest income	$568	(12,477)	(11,909)	2,141	(26,725)	(24,584)

Net Interest Margin

     The following table provides 2004 FTE net interest income and net interest margin totals as well as 2003 comparative amounts.

(Dollars in thousands)

	Quarters ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net interest income	$87,107	98,982	176,109	200,684
Tax equivalent adjustment	675	709	1,364	1,373

Net interest income — FTE	$87,782	99,691	177,473	202,057

Average earning assets	$9,658,873	9,837,768	9,655,376	9,851,079

Net interest margin	3.66%	4.06%	3.70%	4.14%

     Average loan outstandings for the current year and prior year second quarters totaled $6.5 billion and $7.2 billion, respectively. Increases in average loan balances from second quarter 2003 to second quarter this year occurred in installment, credit card, residential mortgage and home equity loans, while commercial and leases declined. The manufactured housing portfolio was sold during the fourth quarter, 2003. This sale was more fully described in Note 5 of the 2003 Form 10-K. The loan migration toward higher-yielding consumer credits continues to be consistent with the Corporation’s loan strategy. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to second quarter 2003, were as follows: commercial loans down $69.4 million or 2.0%; installment loans, direct and indirect on a combined basis, up $76.6 million or 4.9%; home equity loans continue to be a popular product in this low interest rate environment and rose $24.6 million or 4.0%; credit card loans up $4.3 million or 3.1%; residential mortgage loans were up $80.3 million or 14.7%; manufactured housing loans, for which new origination ceased October 31, 2001 and the remaining portfolio was sold in December 2003, were down $679.5 million; and leases were down $53.2 million, or 30.8%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2004 and 2003 second quarters equaled 67.7% and 72.8% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments, as liquidity remains high and overall loan demand remains flat.

     Average deposits were $7.4 billion during the 2004 second quarter, down $273.4 million, or 3.6%, from the same period last year. Growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended June 30, 2004, average core deposits increased $292.3 million or 6.6% and represented 63.3% of total average deposits compared to 57.3% for the 2003 second quarter. Average CDs declined $565.7 million or 17.2% compared to the prior year quarter. Average wholesale borrowings decreased $246.6 million and as a percentage of total interest-bearing funds equaled 4.03% for the 2004 second quarter and 6.98% for the same quarter one year ago. Securities sold under agreements to repurchase increased $452.6 million and as a percentage of total interest bearing funds equaled 20.0% for the 2004 second quarter and 14.0% for the 2003 second quarter. The decrease of higher costing CDs was not completely offset by the influx of more liquid core deposits and was offset by an increase in securities sold under agreements to repurchase. Average interest-bearing liabilities funded 82.25% of average earning assets in the current year quarter and 82.51% during the three months ended June 30, 2003.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, residential mortgage, home equity and credit card outstandings, resulting in a lower concentration of leases and commercial loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs declined.

Other Income

     Other (non-interest) income for the quarter totaled $47.0 million, a decrease of $6.9 million from the $53.9 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 34.2% compared to 33.7% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales.

     Loan sales and servicing income accounted for $4.1 million of the overall $6.9 million decrease in other income and consisted of: a $1.0 million decrease in origination fees; a $5.1 million loss on the nondesignated derivatives associated with the mortgage servicing rights; and a $4.0 million decrease in the gain on sale of mortgages; offset by a $1.7 million decrease in the amortization of mortgage servicing assets; and $4.3 million of mortgage servicing rights valuation reserve recapture.

     The remaining changes in other income, compared to second quarter last year, were primarily as follows: trust department income, which benefited from the continuing improvement in the capital markets, was $5.7 million, up $0.3 million; service charges on deposit accounts totaled $15.7 million, up 2.7% due in part to increases in fee-based core deposits outstanding; and investment services and insurance fees increased $0.7 million. Credit card fees decreased $1.4 million or 13.1% and offsetting the revenue decline are lower processing costs of $0.3 million associated with the exit of a low-margin merchant relationship; ATM and other service fees declined $0.1 million; income from bank owned life insurance (“BOLI”) decreased $0.1 million; manufactured housing income decreased $0.5 million due to the December 2003 manufactured housing portfolio sale; investment securities gains decreased $1.7 million; and other operating income, decreased $0.3 million compared to the year ago quarter.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Statements of Income and Comprehensive Income:

	Quarter	Quarter		Quarter
	ended	ended	Quarter ended,	ended
	June 30,	March 31,	December 31,	September 30,	Quarter ended
(Dollars in thousands)	2004	2004	2003	2003	June 30, 2003
Balance at beginning of period	$16,424	18,127	17,992	10,611	13,510
Addition of mortgage servicing rights	1,495	855	1,190	3,686	2,771
Amortization	(1,422)	(1,429)	(3,201)	(3,553)	(3,077)
Impairment	1,761	(1,129)	2,146	7,248	(2,593)

Balance at end of period	$18,258	16,424	18,127	17,992	10,611

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.0 million, $0.6 million, and $8.3 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

     These balances represent the rights to service approximately $2.6 billion, $2.1 billion and $3.3 billion of mortgage loans at June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The portfolio primarily consists of conventional mortgages.

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

Other Expenses

     Other (non-interest) expenses totaled $79.5 million for second quarter compared to $75.7 million in 2003, a increase of $3.8 million, or 4.98%.

     For the three months ended June 30, 2004, increases in operating costs compared to second quarter 2003 occurred as follows: salaries, wages, pension and employee benefits, rose $3.9 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives, higher healthcare costs for employees and retirees, and higher pension expense; bankcard, transaction and loan processing costs decreased $1.3 million as a result of reduced refinancing/new origination activity; other operating expense increased $0.5 million primarily due to increases in the operating and collection costs.

     During the quarter ended June 30, 2004, the Internal Revenue Service completed its examination of the Corporation’s tax return for the years 1999 and 2000. The Corporation was successful in resolving anticipated issues at less than previous expectations and was therefore able to record a $2.6 million reduction in income tax expense.

     The efficiency ratio of 59.44% for second quarter 2004 was worse than the efficiency ratio of 50.17% recorded for the second quarter, 2003. The efficiency ratio for the three months ended June 30, 2004 indicates 59.44 cents of operating costs were spent in order to generate each dollar of net revenue.

FINANCIAL CONDITION

Investment Securities

     The June 30, 2004 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements.

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

Allowance for loan losses

     During the quarter ended March 31, 2004, we observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by $22.7 million above net charge-offs. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2003 Form 10-K more fully describe the components of the model.

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Allowance for loan losses-beginning of period	$120,261	119,001	97,553	122,790
Loans charged off:
Commercial	9,112	7,057	17,962	17,341
Mortgage	188	194	292	297
Installment	8,135	9,807	18,222	20,641
Home equity	542	872	1,327	1,675
Credit cards	2,941	3,116	5,696	6,292
Manufactured housing	27	5,588	313	11,419
Leases	396	2,345	1,195	3,446

Total charge-offs	$21,341	28,979	45,007	61,111

Recoveries:
Commercial	2,466	773	3,364	1,282
Mortgage	7	2	32	4
Installment	3,194	3,010	6,041	5,983
Home equity	306	266	681	494
Credit cards	791	510	1,474	937
Manufactured housing	255	949	677	1,543
Leases	139	218	279	332

Total recoveries	$7,158	5,728	12,548	10,575

Net charge-offs	$14,183	23,251	32,459	50,536

Allowance related to loans sold	(12,671)	—	(12,671)	—
Provision for loan losses	14,154	23,442	55,138	46,938

Allowance for loan losses-end of period	$107,561	119,192	107,561	119,192

Annualized net charge offs as a % of average loans	0.87%	1.30%	1.00%	1.42%
Allowance for loan losses as a % of loans outstanding at end of period	1.65%	1.66%	1.65%	1.66%
Allowance for loan losses as a multiple of annualized net charge offs	1.89	1.28	1.65	1.17

The strengthening of our loan loss allowance in the first quarter of 2004 positioned us to sell during the second quarter, a $35.0 million portfolio of nonperforming loans for proceeds of $22.3 million. The allowance related to the loans sold totaled $12.7 million, which resulted in a net basis in the loans sold that was essentially equal to the sale proceeds. In addition to the loan sale, we were able to reach settlement on $5.2 million of additional nonperforming loans.

Loans

     Total loan outstandings at June 30, 2004 were $6.5 billion compared to $6.6 billion at December 31, 2003 and $ $7.2 billion at June 30, 2003.

	As of	As of	As of
(Dollars in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Commercial loans	$3,324,335	3,352,014	3,437,977
Mortgage loans	627,633	614,073	553,329
Installment loans	1,668,679	1,668,421	1,596,973
Home equity loans	646,197	637,749	627,379
Credit card loans	140,110	144,514	136,973
Manufactured housing loans	—	—	661,909
Leases	113,047	134,828	167,674

Total Loans	$6,520,001	6,551,599	7,182,214

     The commercial loan portfolio and leasing portfolio were impacted by lower demand for credit in light of current economic conditions. As previously noted, the manufactured housing portfolio was sold during December 2003. While the Corporation originated $309.4 million of mortgage loans in the second quarter, 2004, compared to $651.4 million in same quarter of 2003, and $2.1 billion for the full year ended December 31. 2003, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 can be found in the Net Interest Income section of this document.

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

(Dollars in thousands)

As of
Commercial Loan Cash Flow Schedule	June 30, 2004
Due in one year or less	$1,516,504
Due after one year but within five years	1,497,270
Due after five years	310,561

Totals	$3,324,335

Due after one year with a predetermined fixed interest rate	$1,028,266
Due after one year with a floating interest rate	779,565

Totals	$1,807,831

     The following table summarizes the Corporation’s nonperforming assets:

Nonperforming Assets

	June 30,	December 31,	June 30,
(Dollars in thousands)	2004	2003	2003
Nonperforming Commercial Loans:
Nonaccrual	$33,080	63,388	71,081
Restructured	—	35	46

Total nonperforming commercial loans	33,080	63,423	71,127

Other Loans:
Nonaccrual	8,025	10,216	11,425
Restructured	—	—	—

Total nonperforming loans	41,105	73,639	82,552
Other real estate (“ORE”)	7,714	7,527	5,797

Total nonperforming assets	$48,819	81,166	88,349

Loans past due 90 day or more accruing interest	$18,387	27,515	28,603

Total nonperforming assets as a percentage of total loans and ORE	0.75%	1.24%	1.23%

     The following is a nonaccrual commercial loan flow analysis:

Period End	2Q04	1Q04	4Q03	3Q03	2Q03
Nonaccrual commercial loans beginning of period	$71,596	63,424	77,421	71,127	68,386
Credit Actions:
New	10,211	26,754	24,519	19,225	22,927
Loan and lease losses	(7,253)	(7,650)	(2,671)	(1,764)	(4,528)
Charged down	(1,859)	(1,387)	(4,083)	(3,786)	(2,985)
Return to accruing status	(744)	(3,295)	(8,841)	(1,958)	(787)
Payments	(3,937)	(6,250)	(11,948)	(5,423)	(11,886)
Sales	(34,934)	—	(10,973)	—	—

Nonaccrual commercial loans end of period	$33,080	71,596	63,424	77,421	71,127

     The quarterly flow of new nonaccrual commercial loans has slowed significantly reflecting the impact of an improved regional economy. The charged down category represents the loss attributable to the $5.2 million of loans settled at the time of the nonperforming loan sale. The allowance for loan losses covers nonperforming loans by 261.7% compared to 148.0% at the end of the linked quarter. See Note 1 (Summary of Significant Accounting Polices) of the 2003 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2004		December 31, 2003		June 30, 2003
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest DDA	$1,402,273	—	1,306,347	—	1,296,372	—
Interest-bearing DDA	814,718	0.25%	750,434	0.15%	753,386	0.14%
Savings and money market accounts	2,492,318	0.73%	2,381,004	0.80%	2,367,223	0.94%
CDs and other time deposits	2,727,745	2.89%	3,234,673	3.18%	3,293,493	3.18%

Total customer deposits	$7,437,054		7,672,458	1.60%	7,710,474	1.66%
Securities sold under agreements to repurchase	1,589,014	1.59%	1,226,648	1.55%	1,136,425	1.67%
Wholesale borrowings	320,222	5.47%	541,251	5.84%	566,831	5.89%

Total funds	$9,346,290		9,440,357		9,413,730

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2004 second quarter, up $167.2 million or 8.2% from second quarter 2003. Savings deposits, including money market savings accounts averaged $2.5 billion, $125.1 million or 5.3% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $292.3 million or 6.6%, and represented 63.3% of total average deposits for the second quarter, 2004 compared to 57.3% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.6% was 14 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.7 billion for the second quarter, down 17.2% from the same quarter last year. Average rates paid on CDs fell 29 basis points from 3.2% in the 2003 quarter to 2.9% this year. On a percentage basis, average CDs were 34.3% and 40.6%, respectively, of total interest-bearing funds for the June 30, 2004 and 2003 quarters.

     Securities sold under agreements to repurchase increased to 20.0% of interest-bearing funds during the three months ended June 30, 2004 from 14.0% for the June 30, 2003 quarter. Interest-bearing liabilities funded 82.3% of average earning assets during the quarter ended June 30, 2004 and 82.5% during the quarter ended June 30, 2003. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2003. The Corporation’s change in funding mix from higher priced CDs toward less expensive core deposits has helped to mitigate the decline in net interest margin.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2004:

(Dollars in thousands)

Maturing in:	Amount
Under 3 months	$324,739
3 to 12 months	253,596
Over 12 months	155,440

$733,775

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2004:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-50 basis points	+100 basis points	+200 basis points
June 30, 2004	(1.16%)	(0.35%)	(1.12%)

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

     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2004:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-50 basis points	+100 basis points	+200 basis points
June 30, 2004	(0.90%)	(3.57%)	(7.90%)

Capital Resources

     Shareholders’ equity at June 30, 2004 totaled $957.1 million compared to $987.2 million at December 31, 2003 and $990.1 million at June 30, 2003.

The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
(In thousands)	2004		2003		2003
Consolidated
Total equity	$957,095	9.22%	987,175	9.43%	990,050	9.28%
Common equity	957,095	9.22%	987,175	9.43%	989,039	9.27%
Tangible common equity (a)	812,759	7.94%	842,394	8.16%	843,814	8.02%
Tier 1 capital (b)	871,011	10.98%	869,535	10.82%	866,245	10.06%
Total risk-based capital (c)	1,119,913	14.11%	1,116,662	13.89%	1,123,519	13.05%
Leverage (d)	871,011	8.43%	869,535	8.36%	866,245	8.34%
Bank Only
Total equity	$770,984	7.45%	781,734	7.48%	785,984	7.38%
Common equity	770,984	7.45%	781,734	7.48%	785,984	7.38%
Tangible common equity (a)	626,648	6.14%	636,953	6.18%	640,758	6.10%
Tier 1 capital (b)	773,927	9.77%	755,435	9.40%	750,918	8.75%
Total risk-based capital (c)	1,020,429	12.89%	1,002,484	12.45%	1,006,392	11.72%
Leverage (d)	$773,927	7.51%	755,435	7.26%	750,918	7.25%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2004, the Corporation’s risk-based capital equaled 14.11% of risk-adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.26 paid in the second quarter has an indicated annual rate of $1.04 per share.

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

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or un-pledged investment securities that totaled $579 million at quarter end 2004.

     Funding Trends for the Quarter - During the three months ended June 30, 2004, total deposits increased $21.1 million as a result of targeted marketing for core deposits.

     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the second quarter ended June 30, 2004, FirstMerit Bank paid FirstMerit Corporation $21 million in dividends. As of June 30, 2004, FirstMerit Bank had an additional $56 million available to pay dividends without regulatory approval.

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

PART II — OTHER INFORMATION

ITEM 2(e). CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The following table provides information with respect to purchases the Corporation made of its common stock during the first half of the 2004 fiscal year:

			(c) Total Number of	(d) Maximum
			Shares Purchased	Number of Shares that
			as Part of Publicly	May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of March 31, 2004:		$24.24		1,254,482
April 1, 2004 — April 30, 2004	—	—		—
May 1, 2004 — May 31, 2004	—	—		—
June 1, 2004 — June 30, 2004	—	—		—

Balance as of June 30, 2004:	—	$24.24	0	1,254,482

(1)	On May 17, 2001, The Corporation announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 3 million shares of its common stock. On July 15, 2004 the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock superseding the repurchase program announced May 17, 2001.

(2)	Shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2004, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted two proposals, as stated in the Proxy Statement dated March 6, 2003, to elect five Class I Directors and to consider and vote upon an amendment to the FirstMerit Corporation 2002 Stock Plan. Both proposals were voted on and approved by the shareholders. The voting results are as follows:

1. The election of of five Class I directors, being:

			Authority
	For	Against	Withheld
John R. Cochran	70,521,345	*	2,071,743
Richard Colella	70,233,436	*	2,359,653
Philip A. Lloyd	70,025,789	*	2,567,299
Roger T. Read	70,873,260	*	1,719,829
Richard N. Seaman	70,365,329	*	2,227,760

* Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

All Class III directors (John C. Blickle, Terry L. Haines, and Jerry M. Wolf), and Class II directors (Karen S. Belden, R. Cary Blair, Robert W. Briggs, and Clifford Isroff) continued in their positions.

2. The amendment to FirstMerit Corporation 2002 Stock Plan being:

		Authority
For	Against	Withheld	Unvoted
54,130,303	4,048,260	1,355,901	18,058,493

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.6	Amended and Restated 2002 Stock Plan*

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement

(b)	Form 8-K

     The company filed the following Reports on Form 8-K during the quarter ended June 30, 2004:

     On April 5, 2004 the registrant filed a Form 8-K to announce an increase in the allowance for loan losses by recording an additional $22.8 million to its provision for loan losses for the first quarter of 2004.

     On April 15, 2004 the registrant filed a Form 8-K to announce its financial results for the fiscal quarter ended March 31, 2004.

     On April 22, 2004 the registrant filed a Form 8-K to announce that a notice had been sent to its directors and executive officers pursuant to Rule 104(b)(2) of Regulation BTR with respect to a blackout period for the FirstMerit Corporation and Affiliates Employees’ Salary and Savings Retirement Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION
By:	/s/TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE: August 6, 2004