Form 10-Q
period 2004-09-30
FIRSTMERIT CORP /OH/
filed 2004-11-08
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
September 30, 2004

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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
YES (X) NO (   )

     As of October 31, 2004, 84,287,452 shares of the registrant’s common stock, without par value, were outstanding.

FIRSTMERIT CORPORATION

PART I — FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

     The following statements included in the quarterly unaudited report to shareholders are incorporated by reference:

Consolidated Balance Sheets as of September 30, 2004 (unaudited), December 31, 2003 and September 30, 2003 (unaudited)

Consolidated Statements of Income and Comprehensive Income for the three-month and nine-month periods ended September 30, 2004 (unaudited) and 2003 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and 2003 (unaudited)

Notes to Consolidated Financial Statements as of September 30, 2004 (unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition as of September 30, 2004, December 31, 2003 and September 30, 2003 and Results of Operations for the three-month and nine-month periods ended September 30, 2004 and 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Internal Control over Financial Reporting for the Quarter Ended September 30, 2004.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

(in thousands)	September 30	December 31	September 30
(Unaudited, except December 31, 2003, which is derived from the audited financial statements)	2004	2003	2003
ASSETS
Cash and due from banks	$184,428	199,049	218,619
Investment securities (at fair value) and federal funds sold	2,874,878	3,061,497	2,590,456
Loans held for sale	41,141	63,319	37,697
Loans
Commercial loans	3,289,907	3,352,014	3,409,925
Mortgage loans	633,545	614,073	602,244
Installment loans	1,631,269	1,668,421	1,670,973
Home equity loans	665,127	637,749	632,758
Credit card loans	140,635	144,514	139,202
Manufactured housing loans	—	—	634,694
Leases	101,258	134,828	151,744

Total loans	6,461,741	6,551,599	7,241,540
Less allowance for loan losses	(106,110)	(97,553)	(120,472)

Net loans	6,355,631	6,454,046	7,121,068
Premises and equipment, net	120,891	119,079	111,452
Goodwill	139,245	139,245	139,245
Intangible assets	4,869	5,536	5,759
Accrued interest receivable and other assets	443,015	431,864	424,005

Total assets	$10,164,098	10,473,635	10,648,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,388,745	1,346,574	1,357,835
Demand-interest bearing	814,103	773,514	742,619
Savings and money market accounts	2,430,188	2,461,265	2,431,555
Certificates and other time deposits	2,744,072	2,921,431	3,046,497

Total deposits	7,377,108	7,502,784	7,578,506

Securities sold under agreements to repurchase	1,361,442	1,525,804	1,390,434
Wholesale borrowings	300,784	311,038	542,572
Accrued taxes, expenses, and other liabilities	145,124	146,834	150,626

Total liabilities	9,184,458	9,486,460	9,662,138

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; 0, 0 and 42,036 shares outstanding at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	—	—	987
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at September 30, 2004, December 31, 2003 and September 30, 2003	127,937	127,937	127,937
Capital surplus	110,296	110,473	112,052
Accumulated other comprehensive loss	(13,385)	(9,475)	(25,402)
Retained earnings	951,319	943,492	959,232
Treasury stock, at cost, 7,197,488, 7,302,057 and 7,537,719 shares at September 30, 2004, December 31, 2003 and September 30, 2003, respectively	(196,527)	(185,252)	(188,643)

Total shareholders’ equity	979,640	987,175	986,163

Total liabilities and shareholders’ equity	$10,164,098	10,473,635	10,648,301

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended		Nine months ended
(Unaudited)	September 30		September 30
(In thousands except per share data)	2004	2003	2004	2003
Interest income:
Interest and fees on loans, including held for sale	$96,374	115,841	287,127	356,713
Interest and dividends on investment securities and federal funds sold	27,454	23,936	84,886	76,542

Total interest income	123,828	139,777	372,013	433,255

Interest expense:
Interest on deposits:
Demand-interest bearing	579	272	1,448	838
Savings and money market accounts	5,009	4,351	13,835	14,508
Certificates and other time deposits	19,848	23,950	61,077	79,922
Interest on securities sold under agreements to repurchase	6,668	4,776	19,077	14,049
Interest on wholesale borrowings	4,352	7,998	13,095	24,824

Total interest expense	36,456	41,347	108,532	134,141

Net interest income	87,372	98,430	263,481	299,114
Provision for loan losses	8,952	22,540	64,090	69,478

Net interest income after provision for loan losses	78,420	75,890	199,391	229,636

Other income:
Trust department income	5,228	5,153	16,280	15,481
Service charges on deposits	15,903	16,823	47,027	47,003
Credit card fees	9,581	10,322	27,791	31,037
ATM and other service fees	3,168	3,124	8,987	9,215
Bank owned life insurance income	2,992	3,238	9,201	9,626
Investment services and insurance	2,931	2,825	10,290	9,259
Manufactured housing income	5	387	155	1,446
Investment securities gains, net	29	992	1,511	6,964
Loan sales and servicing income	2,694	10,657	7,137	21,268
Other operating income	2,611	4,140	9,599	12,095

Total other income	45,142	57,661	137,978	163,394

Other expenses:
Salaries, wages, pension and employee benefits	42,160	38,860	122,391	112,487
Net occupancy expense	5,546	5,274	17,089	16,817
Equipment expense	3,140	3,535	9,998	11,105
Stationery, supplies and postage	2,606	2,801	7,895	8,566
Bankcard, loan processing and other costs	6,261	7,533	17,952	21,334
Professional services	2,780	2,812	9,903	8,173
Amortization of intangibles	222	222	667	666
Other operating expenses	15,972	15,159	49,325	46,637

Total other expenses	78,687	76,196	235,220	225,785

Income before income tax expense	44,875	57,355	102,149	167,245
Federal income taxes	13,764	18,077	27,304	52,758

Net income	$31,111	39,278	74,845	114,487

Other comprehensive income (loss), net of tax expense (benefit):
Unrealized securities’ holding gains (losses), net of tax expense (benefit), arising during period	28,235	(22,132)	(2,928)	(24,799)
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of tax expense (benefit)	(19)	(645)	(982)	(4,527)

Net unrealized income (losses), net of tax expense (benefit)	28,216	(22,777)	(3,910)	(29,326)

Comprehensive income	$59,327	16,501	70,935	85,161

Net income applicable to common shares	$31,111	39,261	74,845	114,434

Net income used in diluted EPS calculation	31,119	39,285	74,867	114,511

Weighted average number of common shares outstanding - basic	84,544	84,505	84,707	84,496

Weighted average number of common shares outstanding - diluted	84,962	84,982	85,087	84,883

Basic Earnings per Share	$0.36	0.46	0.88	1.35

Diluted Earnings per Share	$0.37	0.46	0.88	1.35

Dividend per Share	$0.27	0.26	0.79	0.76

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Nine months ended
(Unaudited)	September 30,
(In thousands)	2004	2003
Operating Activities
Net income	$74,845	114,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64,090	69,478
Provision for depreciation and amortization	10,319	10,966
Amortization of investment securities premiums, net	5,608	9,592
Accretion of income for lease financing	(5,485)	(8,728)
Gains on sales of investment securities, net	(1,511)	(6,964)
Decrease in interest receivable	1,236	6,240
Decrease in interest payable	(16)	(4,772)
Decrease in employee pension liability	(3,773)	(28,614)
Originations of loans held for sale	(313,276)	(891,809)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	336,205	1,029,716
Gains on sales of loans, net	(751)	(5,635)
Amortization of intangible assets	667	666
Other changes	(7,987)	(7,795)

NET CASH PROVIDED BY OPERATING ACTIVITIES	160,171	286,828

Investing Activities
Dispositions of investment securities:
Available-for-sale - sales	127,461	870,160
Available-for-sale - maturities	429,384	971,891
Purchases of investment securities available-for-sale	(380,686)	(1,962,631)
Net increase (decrease) in loans and leases, except sales	39,810	(90,303)
Purchases of premises and equipment	(12,929)	(8,009)
Sales of premises and equipment	798	1,873

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	203,838	(217,019)

Financing Activities
Net increase in demand, savings and money market accounts	51,683	407,237
Net decrease in certificates and other time deposits	(177,359)	(539,990)
Net increase (decrease) in securities sold under agreements to repurchase	(164,362)	169,613
Net decrease in wholesale borrowings	(9,903)	(57,671)
Cash dividends - common and preferred	(67,018)	(64,493)
Purchase of treasury shares	(14,600)	(2,036)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,929	2,582

NET CASH USED BY FINANCING ACTIVITIES	(378,630)	(84,758)

Decrease in cash and cash equivalents	(14,621)	(14,949)
Cash and cash equivalents at beginning of period	199,049	233,568

Cash and cash equivalents at end of period	$184,428	218,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the nine months ended September 30:
Interest, net of amounts capitalized	$52,748	62,305

Federal income taxes	$25,297	62,178

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2004 (Unaudited) (Dollars in thousands)

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

     The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission. The consolidated financial statements of the Corporation as of September 30, 2004 and 2003, and for the three and nine months ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2003.

     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2. Recent Accounting Pronouncements — During December 2003 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003) “Employers’ Disclosure about Pensions and other Postretirement Benefits an Amendment of FASB Statements No. 87, 88, and 106.” This statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87 “Employers’ Accounting for Pensions,” No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106 “Postretirement Benefits Other than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures have been included in Note 10 of these consolidated financial statements.

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

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income, as reported	$31,111	39,278	74,845	114,487
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(893)	(632)	(2,600)	(1,862)

Pro forma net income	$30,218	38,646	72,245	112,625

Pro forma EPS - Basic	$0.36	0.46	0.85	1.33
Pro forma EPS - Diluted	$0.36	0.45	0.85	1.33
Reported EPS - Basic	$0.36	0.46	0.88	1.35
Reported EPS - Diluted	$0.37	0.46	0.88	1.35
Assumptions:
Dividend yield	3.99%	4.52%	4.09%	4.52%
Expected volatility	29.41%	31.31%	30.00%	32.66%
Risk free interest rate	3.45 - 3.48%	3.31%	2.94 - 3.91%	2.90 - 3.3%
Expected lives	5 Years	5 Years	5 Years	3-5 Years

     On October 13, 2004, the FASB voted to give public companies until their first fiscal quarter beginning after June 15, 2005 to adopt the standard requiring the expensing of stock options (SFAS No. 123r) postponing its previously announced adoption date for fiscal years beginning after December 15, 2004.

     In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”), which introduces a prescription drug benefit under Medicare, into law. On May 19, 2004, FASB issued FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS No. 106-2”) which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare

Part D. The Corporation early adopted this FSP in the first quarter of 2004 and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of January 1, 2004. This change is more fully described in Note 10 (Benefit Plans) of these consolidated financial statements.

     On March 9, 2004, the SEC issued SEC Staff Accounting Bulletin No. 105 (“SAB No. 105”) which summarized the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB No. 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB No.105, the Corporation did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB No. 105 did not have a material effect on the Corporation’s financial result.

     On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The disclosures about unrealized losses that have not been recognized as other-than-temporary impairments have not been deferred and appear in Footnote 4 (Investments) in the 2003 Form 10-K. Management is currently evaluating the impact of this accounting guidance on the Corporation’s financial condition and results of operations.

3. Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Loan Losses), as described in the 2003 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2003 Form 10-K. Within the “Other Income” section of this Form 10-Q, the Corporation’s basis for accounting for mortgage servicing rights, which is based on a discounted cash flow model believed to be comparable to those used by other financial institutions, is discussed in more detail. Accounting for mortgage servicing rights was also discussed in the 2003 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17(Financial Instruments with Off-Balance-Sheet Risk) of the 2003 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2003 Form 10-K as well as Note 10 (Benefit Plans) in these consolidated financial statements.

4. Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

The book value and market value of investment securities classified as available for sale are as follows:

	September 30, 2004
	Amortized	Gross Unrealized	Gross Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
US Treasuries and agencies	$777,410	514	7,485	770,439
Obligations of state and political subdivisions	104,654	3,546	21	108,179
Mortgage-backed securities	1,751,839	8,612	18,761	1,741,690
Other securities	259,059	1,215	5,704	254,570

	$2,892,962	13,887	31,971	2,874,878

	Book Value	Fair Value
Due in one year or less	$71,699	71,946
Due after one year through five years	2,213,466	2,201,693
Due after five years through ten years	455,718	451,765
Due after ten years	152,079	149,474

	$2,892,962	2,874,878

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.2 billion at September 30, 2004, $2.0 billion at December 31, 2003, and $1.8 billion at September 30, 2003.

5. Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of their loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

The activity within the ALL for the current and prior year quarters, and the full year ended 12/31/03 is shown in the following table:

Allowance for Loan Losses Activity

	Quarter ended	Year Ended	Quarter ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Allowance for loan losses-beginning of period	$107,561	122,790	119,192
Provision for loan losses	8,952	102,211	22,540
Loans charged off	(16,119)	(119,877)	(26,870)
Recoveries on loans previously charged off	5,716	21,856	5,610
Allowance related to loans sold	—	(29,427)	—

Allowance for loan losses-end of period	$106,110	97,553	120,472

6. Goodwill and Intangible Assets – The following table summarizes goodwill and intangible assets:

	At September 30, 2004			At December 31, 2003			At September 30, 2003
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
(Dollars in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangible assets	$10,137	5,267	4,870	10,137	4,601	5,536	10,137	4,378	5,759

Unamortizable intangible assets:
Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

Amortization expense for intangible assets was $0.22 million for both quarters ending September 30, 2004 and 2003. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at December 31, 2003 for the years ended:

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

7. Earnings per share — The reconcilation between basic and diluted earnings per share(“EPS”) is presented as follows:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands except EPS)	2004	2003	2004	2003
BASIC EPS:
Net income	$31,111	39,278	74,845	114,487
Less preferred stock dividends	—	(17)	—	(53)

Net income applicable to common shares	$31,111	39,261	74,845	114,434

Average common shares outstanding	84,544	84,505	84,707	84,496
Net income per share - basic	$0.36	0.46	0.88	1.35

DILUTED EPS:
Net income available to common shares	$31,111	39,261	74,845	114,434
Add: preferred stock dividends	—	17	—	53
Add: interest expense on convertible bonds	8	7	22	24

Net income used in diluted EPS calculation	$31,119	39,285	74,867	114,511

Avg common shares outstanding	84,544	84,505	84,707	84,496
Add: Equivalents from stock options	364	306	326	208
Add: Equivalents-convertible bonds	54	57	54	60
Add: Equivalents from convertible preferred stock	—	114	—	119

Average common shares and equivalents outstanding	84,962	84,982	85,087	84,883
Net income per common share - diluted	$0.37	0.46	0.88	1.35

For the quarters ended September 30, 2004 and 2003, options to purchase 2.3 million and 4.6 million shares, respectively were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results as of and for the three-month and nine-month periods ended September 30, 2004 and 2003 and the full year ended December 31, 2003:

			Parent Company, Other
	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
September 30, 2004	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$86,086	259,905	1,286	3,576	87,372	263,481
Provision for loan losses	8,951	64,139	1	(49)	8,952	64,090
Other income	44,943	137,400	199	578	45,142	137,978
Other expenses	78,508	234,528	179	692	78,687	235,220
Net income	$30,243	72,503	868	2,342	31,111	74,845
AVERAGES (millions) :
Assets	$10,183	10,321	79	62	10,262	10,383
Loans	6,471	6,510	4	4	6,475	6,514
Earnings assets	9,428	9,569	13	14	9,441	9,583
Deposits	7,544	7,536	(84)	(89)	7,460	7,447
Shareholders’ equity	$774	786	195	198	969	984

			Parent Company, Other
	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
December 31, 2003		YTD		YTD		YTD
OPERATIONS (thousands):
Net interest income		$389,008		4,605		393,613
Provision for loan losses		101,593		618		102,211
Other income		208,774		1,372		210,146
Other expenses		325,717		1,235		326,952
Net income		$118,264		2,705		120,969
AVERAGES (millions) :
Assets		$10,558		33		10,591
Loans		7,134		5		7,139
Earnings assets		9,824		20		9,844
Deposits		7,755		(83)		7,672
Shareholders’ equity		$779		197		976

			Parent Company, Other
	Supercommunity Banking		Subsidiaries, Eliminations		FirstMerit Consolidated
September 30, 2003	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$97,378	295,564	1,052	3,550	98,430	299,114
Provision for loan losses	22,561	69,124	(21)	354	22,540	69,478
Other income	57,374	162,322	287	1,072	57,661	163,394
Other expenses	76,002	224,743	194	1,042	76,196	225,785
Net income	$38,576	112,368	702	2,119	39,278	114,487
AVERAGES (millions):
Assets	$10,614	10,573	33	35	10,647	10,608
Loans	7,196	7,171	5	5	7,201	7,176
Earnings assets	9,889	9,847	14	22	9,903	9,869
Deposits	7,768	7,780	(87)	(81)	7,681	7,699
Shareholders’ equity	$776	779	198	197	974	976

9. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in accounting for its derivative activities. At September 30, 2004, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap”

fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets and statements of income and comprehensive income. The remaining hedge does not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in earnings.

     In the third quarter of 2004, the Corporation entered into forward swap agreements which, in effect, fix the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. It is anticipated that the hedge will prove to be highly effective. A correlation analysis performed at quarter-end proved that the hedge was effective.

     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded to current earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse the forward commitments are recorded at fair value with changes in value recorded to current earnings.

     In 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSR”). During the third quarter of 2004, options on treasury securities, options on mortgage-backed securities and swaptions were utilitzed to enhance the effectiveness of the economic hedge associated with the MSR. Within the “Other Income” section of these consolidated financial statements and Note 6 to the 2003 Form 10-K, the Corporation’s basis for accounting for mortgage servicing rights is discussed in more detail. In accordance with SFAS No. 133, the Corporation classifies and accounts for these instruments as nondesignated derivatives. Accordingly, these securities are recorded at fair value with changes in value recorded to current earnings.

10. Benefit Plans – The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Nine months	Nine months
	Quarter ended	Quarter ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2004	2003	2004	2003
Components of Net Periodic Pension Cost
Service Cost	$1,922	1,667	5,765	5,001
Interest Cost	2,057	1,847	6,172	5,540
Expected return on assets	(2,851)	(2,238)	(8,554)	(6,714)
Amorization of unrecognized:
Transition (asset)	(9)	(9)	(26)	(26)
Prior service costs	69	69	205	205
Cumulative net (gain) loss	567	76	1,702	229

Net periodic pension cost	$1,755	1,412	5,264	4,235

	Postretirement Benefits
			Nine months	Nine months
	Quarter ended	Quarter ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Components of Net Periodic Postretirement Cost
Service Cost	$192	324	576	971
Interest Cost	502	612	1,505	1836
Expected return on assets	—	—	—	—
Amorization of unrecognized:
Transition (asset)	39	156	117	469
Prior service costs	(102)	—	(305)	—
Cumulative net (gain) loss	92	35	277	106

Net periodic postretirement cost	$723	1,127	2,170	3,382

     The Corporation made a contribution to the pension plan in the amount of $7.7 million during the quarter ended September 30, 2004. On December 8, 2003, President Bush signed the new Medicare legislation into law as disclosed in Note 2 of these consolidated Financial statements. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The federal subsidy in the law results in a $1.6 million reduction in our accumulated postretirement benefit obligation. Concurrently, the Corporation amended its postretirement benefits plan to limit and cap benefits prospectively. The total impact of both changes on our actuarial liability was a decrease of $13.6 million and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost and liability. The full year impact for 2004 is anticipated to be $2.2 million and $0.5 million for the quarter ending September 30, 2004.

     On May 19, 2004 the FASB issued FSP No. 106-2 that provided final guidance on the accounting for the effects of the new prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The Corporation early adopted the provisions of the FSP during the first quarter of 2004 in accordance with the final guidance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended
	September 30, 2004			December 31, 2003			September 30, 2003
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$219,025			195,060			197,597
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,550,174	23,871	3.72%	2,273,030	87,402	3.85%	2,288,173	20,623	3.58%
Obligations of states and political subdivisions (tax exempt)	104,296	1,839	7.01%	103,531	7,182	6.94%	103,390	1,727	6.63%
Other securities	256,796	2,397	3.71%	249,271	9,197	3.69%	238,674	2,122	3.53%

Total investment securities	2,911,266	28,107	3.84%	2,625,832	103,781	3.95%	2,630,237	24,472	3.69%
Federal funds sold	2,129	7	1.31%	4,258	45	1.06%	3,643	9	0.98%
Loans held for sale	53,461	535	3.98%	75,451	3,418	4.53%	68,351	730	4.24%
Loans	6,474,512	95,858	5.89%	7,138,673	462,609	6.48%	7,200,899	115,158	6.34%

Total earning assets	9,441,368	124,507	5.25%	9,844,214	569,853	5.79%	9,903,130	140,369	5.62%
Allowance for loan losses	(107,111)			(117,332)			(119,466)
Other assets	709,182			669,472			665,485

Total assets	$10,262,464			10,591,414			10,646,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,396,593	—	—	1,306,347	—	—	1,340,484	—	—
Demand - interest bearing	809,707	579	0.28%	750,434	1,151	0.15%	748,646	272	0.14%
Savings and money market accounts	2,495,659	5,009	0.80%	2,381,004	18,981	0.80%	2,466,018	4,351	0.70%
Certificates and other time deposits	2,757,968	19,848	2.86%	3,234,673	102,955	3.18%	3,125,692	23,950	3.04%

Total deposits	7,459,927	25,436	1.36%	7,672,458	123,087	1.60%	7,680,840	28,573	1.48%
Securities sold under agreements to repurchase	1,394,398	6,668	1.90%	1,226,648	18,978	1.55%	1,289,908	4,776	1.47%
Wholesale borrowings	300,477	4,352	5.76%	541,251	31,591	5.84%	542,171	7,998	5.85%

Total interest bearing liabilities	7,758,209	36,456	1.87%	8,134,010	173,656	2.13%	8,172,435	41,347	2.01%
Other liabilities	138,965			174,634			159,485
Shareholders’ equity	968,697			976,423			974,342

Total liabilities and shareholders’ equity	$10,262,464			10,591,414			10,646,746

Net yield on earning assets	$9,441,368	88,051	3.71%	9,844,214	396,197	4.02%	9,903,130	99,022	3.97%

Interest rate spread			3.38%			3.66%			3.61%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS

     FirstMerit Corporation reported third quarter 2004 net income of $31.1 million, or $0.37 per diluted share (“EPS”), compared to $39.3 million, or $0.46 per diluted share for the 2003 third quarter. Net interest income in the quarter was $11.1 million lower than the year ago quarter due to contraction in the net interest margin and a decline in average earning assets. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) were 12.78% and 1.21%, respectively, compared with 15.99% and 1.46% for the third quarter of 2003.

     For the first nine months of 2004, the Corporation reported net income of $74.8 million or $0.88 per diluted share. This compares with $114.5 million, or $1.35 per diluted share, for the first nine months of 2003. ROE and ROA were 10.16% and 0.96%, respectively, compared with 15.68% and 1.44% for the prior-year period.

     Total operating revenue, which consists of net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income, excluding gains from the sale of securities, was $133.2 million for the third quarter of 2004, compared to $155.7 million reported in the prior-year quarter. FTE net interest income declined 11.1% to $88.1 million, reflecting the impact of a 26 basis point decline in the net interest margin to 3.71% and a 4.7% decline in average earning assets to $9.4 billion.

     Non-interest income for the third quarter of 2004 totaled $45.1 million, compared to $57.7 million for the third quarter of 2003. Excluding securities gains and income from the Corporation’s discontinued manufactured housing business, non-interest income was $45.1 million in the third quarter of 2004 and $56.3 million in the same period last year. The 19.9% decline primarily stems from a $4.7 million drop in mortgage banking and a $4.8 million decline in other income.

     Non-interest expense totaled $78.7 million for the third quarter of 2004, compared to $76.2 million for the third quarter of 2003, an increase of 3.3%. The increase resulted primarily from an 8.5% growth in salary and benefits expense, largely due to higher employment counts from the net addition of 108 full time equivalent employees (3.4% increase from third quarter, 2003). Excluding salary expenses, non-interest expenses were virtually unchanged compared with the third quarter of 2003. The efficiency ratio for the quarter was 58.9%, compared with 48.8% for the year ago quarter.

     As of September 30, 2004, nonperforming assets were $47.8 million, or 0.74% of period-end loans plus ORE, compared to $48.8 million, or 0.75%, for the linked quarter and $95.6 million or 1.32%, twelve months ago. The lower level of nonperforming assets this quarter reflects the Corporation’s sale of non-accrual commercial loans during the second quarter and a continued improvement in credit quality trends from the linked and year ago quarters. Net charge-offs for the second quarter were $10.4 million, compared to $14.2 million for the linked quarter and $21.3 million in the prior-year period. Annualized net charge-offs for the third quarter of 2004 were 0.64% of average loans compared to 0.87% for the linked quarter and 1.17% for the third quarter of 2003.

     Assets at September 30, 2004 totaled $10.2 billion, down 4.5% from September 30, 2003. The decline primarily reflects the sale of the Corporation’s manufactured housing finance business in the fourth quarter of 2003; excluding this business line, the total loan portfolio of $6.5 billion was down 2.2% from the prior year. Mortgage and home equity loans increased

5.2% and 5.1%, respectively, providing some offset to a 3.5% decline in commercial loans. Investment securities increased 11.0% over the year ago quarter but have declined 6.1% for the nine months.

     Deposits totaled $7.4 billion at September 30, 2004, a decline of 2.7% over the last twelve months. Time deposits declined 9.9%. Core deposits now account for 62.8% of deposits, compared to 59.8% at September 30, 2003.

     Shareholders’ equity was $979.6 million on September 30, 2004. The Corporation’s tangible equity to assets was 8.34% at quarter end compared to 8.01% for the prior-year quarter end. Common dividends per share were $0.27 for the quarter, a $0.01 increase from the prior-year quarter. Period-end common shares outstanding were 84.3 million reflecting the Corporation’s repurchase of 562,538 shares during the 2004 third quarter.

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2004 was $87.4 million compared to $98.4 million for the three months ended September 2003. The $11.1 million decline in net interest income occurred because the $4.9 million decline in interest expense, compared to the same quarter last year was less than the $15.9 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment was $0.7 million and $0.6 million for the quarters ending September 30, 2004 and 2003, respectively.

     FTE net interest income for the quarter ended September 30, 2004 was $88.1 million compared to $99.0 million for the three months ended September 30, 2003. The $11.0 million decline in FTE net interest income occurred because the $4.9 million decline in interest expense, compared to the same quarter last year, was less than the $15.9 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the continuing low interest rate environment.

     Consistent with current year third quarter results, the nine-month FTE net interest income of $265.5 was less than last year’s $301.1 million because the $25.2 million decrease in interest expense was less than the $61.2 million decline in interest income.

     As illustrated in the following table, the lower amount of interest income recorded in the 2004 third quarter compared to the same 2003 period, was primarily rate driven as lower yields on loans lessened interest income by $8.5 million during those periods. The table also depicts similar three-month declines in interest expense, again caused by the continued drop in interest rates from 2003 through the second quarter of 2004. The lower rates paid on customer deposits and wholesale borrowings in the 2004 quarter and nine-month periods compared to the same 2003 periods decreased interest expense by $8.2 million and $35.1 million, respectively.

				Nine months ended September 30, 2004 and
(Dollars in thousands)	Quarters ended September 30, 2004 and 2003			2003
	Increases (Decreases)			Increases (Decreases)
RATE/VOLUME ANALYSIS	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME FTE
Investment securities	$2,637	998	3,635	11,303	(2,764)	8,539
Loans held for sale	(149)	(46)	(195)	(706)	(570)	(1,276)
Loans	(10,754)	(8,546)	(19,300)	(29,050)	(39,354)	(68,404)
Federal funds sold	(5)	3	(2)	(25)	2	(23)

Total interest income	$(8,271)	(7,591)	(15,862)	(18,478)	(42,686)	(61,164)

INTEREST EXPENSE
Demand deposits-interest bearing	$44	263	307	88	522	610
Savings and money market accounts	59	599	658	847	(1,520)	(673)
Certificates of deposits and other time deposits	(2,646)	(1,456)	(4,102)	(11,802)	(7,043)	(18,845)
Securities sold under agreements to repurchase	500	1,392	1,892	4,062	966	5,028
Wholesale borrowings	(3,501)	(145)	(3,646)	(10,858)	(511)	(11,369)

Total interest expense	$(5,544)	653	(4,891)	(17,663)	(7,586)	(25,249)

Net interest income	$(2,727)	(8,244)	(10,971)	(815)	(35,100)	(35,915)

Net Interest Margin

     The following table provides 2004 FTE net interest income and net interest margin totals as well as 2003 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net interest income	$87,372	98,430	263,481	299,114
Tax equivalent adjustment	679	592	2,043	1,965

Net interest income - FTE	$88,051	99,022	265,524	301,079

Average earning assets	$9,441,368	9,903,130	9,583,520	9,868,618

Net interest margin	3.71%	3.97%	3.70%	4.08%

     Average loan outstandings for the current year and prior year third quarters totaled $6.5 billion and $7.2 billion, respectively. Increases in average loan balances from third quarter 2003 to third quarter this year occurred in installment, credit card, residential mortgage and home equity loans, while commercial and leases declined. The manufactured housing portfolio was sold during the fourth quarter, 2003. This sale was more fully described in Note 5 of the 2003 Form 10-K. The loan migration toward higher-yielding consumer credits continues to be consistent with the Corporation’s loan strategy. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to third quarter 2003, were as follows: commercial loans down $121.2 million or 3.6%; installment loans, direct and indirect on a combined basis, up $11.4 million or 0.7%; home equity loans as a result of targeted marketing rose $25.4 million or 4.0%; credit card loans up $1.8 million or 1.3%; residential mortgage loans were up $62.7 million or 10.9%; manufactured housing loans, for which new origination ceased October 31, 2001 and the remaining portfolio was sold in December 2003, were down $653.5 million; and leases were down $52.9 million, or 33.2%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2004 and 2003 third quarters equaled 68.6% and 72.7% of average earning assets, respectively. The decline in this percentage illustrates the increase in short-term investments, as liquidity remains high and overall loan demand remains flat.

     Average deposits were $7.5 billion during the 2004 third quarter, down $220.9 million, or 2.9%, from the same period last year. Growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended September 30, 2004, average core deposits increased $146.8 million or 3.2% and represented 63.0% of total average deposits compared to 59.3% for the 2003 third quarter. Average certificates of deposit (“CDs”) declined $367.7 million or 11.8% compared to the prior year quarter. Average wholesale borrowings decreased $241.7 million and as a percentage of total interest-bearing funds equaled 3.9% for the 2004 third quarter and 6.6% for the same quarter one year ago. Securities sold under agreements to repurchase increased $104.5 million and as a percentage of total interest bearing funds equaled 18.0% for the 2004 third quarter and 15.8% for the 2003 third quarter. The decrease of higher costing CDs was not completely offset by the influx of more liquid core deposits and was offset by an increase in securities sold under agreements to repurchase. Average interest-bearing liabilities funded 82.2% of average earning assets in the current year quarter and 82.5% during the three months ended September 30, 2003.

     In summary, loan growth over the past year occurred mainly in higher-yielding installment, residential mortgage, home equity and credit card outstandings, resulting in a lower concentration of leases and commercial loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew and more expensive CDs declined.

Other Income

     Other (non-interest) income for the quarter totaled $45.1 million, a decrease of $12.6 million from the $57.7 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 33.9% compared to 36.4% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales. Other income as a percentage of net revenue for the 2004 nine-month period was 33.95% compared to 34.2% in 2003.

     Loan sales and servicing income accounted for $8.0 million of the overall $12.6 million decrease in other income and consisted of: a $1.7 million decrease in origination fees; a $6.6 decrease in the recovery of mortgage servicing rights valuation allowance and a $2.4 million decrease in the gain on sale of mortgages; offset by a $2.7 million decrease in the amortization of mortgage servicing assets.

     The remaining changes in other income, compared to the third quarter last year, were primarily as follows: trust department income, which benefited from the continuing improvement in the capital markets, was $5.2 million, up 1.5%; service charges on deposit accounts totaled $15.9 million, were down 5.5% due in part to commercial accounts offsetting fees with increased balances; and investment services and insurance fees increased 3.8%. Credit card fees decreased $0.7 million or 7.2% and offsetting the revenue decline were lower processing costs of $1.3 million associated with the exit of low-margin merchant relationships; ATM and other service fees increased 1.41%; income from bank owned life insurance decreased $0.2 million; manufactured housing income decreased $0.4 million due to the December 2003 manufactured housing portfolio sale; and investment securities gains decreased $1.0 million.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Statements of Income and Comprehensive Income:

		Quarter	Quarter	Quarter
	Quarter ended	ended	ended	ended,	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2004	2004	2004	2003	2003
Balance at beginning of period	$18,258	16,424	18,127	17,992	10,611
Addition of mortgage servicing rights	1,117	1,495	855	1,190	4,698
Amortization	(931)	(1,422)	(1,429)	(3,201)	(3,587)
Impairment	(345)	1,761	(1,129)	2,146	6,270

Balance at end of period	$18,099	18,258	16,424	18,127	17,992

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.3 million, $0.6 million, and $3.8 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

     These balances represent the rights to service approximately $2.0 billion, $2.1 billion and $1.9 billion of mortgage loans at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The portfolio primarily consists of conventional mortgages.

     The MSR’s are amortized over the period of and in proportion to the estimated net servicing revenues. A monthly valuation impairment analysis is performed using a discounted cash flow methodology that is disaggregated by predominant risk characteristics. Impairment, if any, is recognized through a valuation allowance for each individual strata.

     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses

     Other (non-interest) expenses totaled $78.7 million for the third quarter compared to $76.2 million in 2003, an increase of $2.5 million, or 3.3%.

     For the three months ended September 30, 2004, increases in operating costs compared to third quarter 2003 occurred as follows: salaries, wages, pension and employee benefits, rose $3.3 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives, higher healthcare costs for employees and retirees, and higher pension expense; bankcard, transaction and loan processing costs decreased $1.3 million as a result of reduced refinancing/new origination activity; other operating expense increased $0.8 million primarily due to increases in the operating and collection costs.

     The efficiency ratio of 58.92% for third quarter 2004 was worse than the efficiency ratio of 48.80% recorded for the third quarter, 2003. The efficiency ratio for the three months ended September 30, 2004 indicates 58.92 cents of operating costs were spent in order to generate each dollar of net revenue.

FINANCIAL CONDITION

Investment Securities

     The September 30, 2004 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements.

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

Allowance for loan losses

     During the quarter ended March 31, 2004, we observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by $22.7 million above net charge-offs. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2003 Form 10-K more fully describe the components of the model.

					Nine		Nine
	Quarter ended		Quarter ended		months ended		months ended
	September 30,		September 30,		September 30,		September 30,
(Dollars in thousands)	2004		2003		2004		2003
Allowance for loan losses-beginning of period	$107,561		119,192		97,553		122,790
Loans charged off:
Commercial	2,866		5,532		20,828		22,873
Mortgage	306		456		598		753
Installment	8,540		10,384		26,762		31,025
Home equity	995		1,016		2,322		2,691
Credit cards	3,009		2,972		8,705		9,264
Manufactured housing	130		5,761		443		17,180
Leases	273		749		1,468		4,195

Total charge-offs	$16,119		26,870		61,126		87,981

Recoveries:
Commercial	1,477		521		4,841		1,803
Mortgage	—		3		32		7
Installment	2,747		3,066		8,788		9,049
Home equity	392		361		1,073		855
Credit cards	791		595		2,265		1,532
Manufactured housing	219		920		896		2,463
Leases	90		144		369		476

Total recoveries	$5,716		5,610		18,264		16,185

Net charge-offs	$10,403		21,260		42,862		71,796

Allowance related to loans sold	—		—		(12,671)		—
Provision for loan losses	8,952		22,540		64,090		69,478

Allowance for loan losses-end of period	$106,110		120,472		106,110		120,472

Annualized net charge offs as a % of average loans	0.64%		1.17%		0.88%		1.34%
Allowance for loan losses as a % of loans outstanding at end of period	1.64%		1.66%		1.64%		1.66%
Allowance for loan losses as a multiple of annualized net charge offs	2.56	X	1.43	X	1.85	X	1.26	X

     The strengthening of the loan loss allowance in the first quarter of 2004 positioned the Corporation to sell during the second quarter, a $35.0 million portfolio of nonperforming loans for which proceeds of $22.3 million was received. The allowance related to the loans sold totaled $12.7 million which resulted in a net basis in the loans sold that was essentially equal to the sale proceeds. In addition to the loan sale, we were able to reach settlement on $5.2 million of additional nonperforming loans.

     During the third quarter of 2004, we analyzed and subsequently made further refinements our allowance for loan losses model assumptions and methodology to better reflect current loss expectations. Criticized assets are down as well as retail delinquencies and charge-offs. We shortened the retail recovery period from five to three years, matching the retail loss period. We also averaged the Corporation’s commercial loan five year migration loss ratios with the Corporation’s two year loss ratios to better reflect the new underwriting standards that have been in effect for the last two years.

Loans

     Total loan outstandings at September 30, 2004 were $6.5 billion compared to $6.6 billion at December 31, 2003 and $7.2 billion at September 30, 2004.

     The commercial loan portfolio and leasing portfolio were impacted by lower demand for credit in light of current economic conditions. As previously noted, the manufactured housing portfolio was sold during December 2003. While the Corporation originated $137.6 million of mortgage loans in the third quarter, 2004, compared to $460.6 million in same quarter of 2003, and $2.1 billion for the full year ended December 31. 2003, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 can be found in the Net Interest Income section of this document.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Commercial loans	$3,289,907	3,352,014	3,409,925
Mortgage loans	633,545	614,073	602,244
Installment loans	1,631,269	1,668,421	1,670,973
Home equity loans	665,127	637,749	632,758
Credit card loans	140,635	144,514	139,202
Manufactured housing (“MH”)loans	—	—	634,694
Leases	101,258	134,828	151,744

Total Loans	$6,461,741	6,551,599	7,241,540

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

(Dollars in thousands)	As of
September 30, 2004
Commercial Loan Cash Flow Schedule
Due in one year or less	$1,458,867
Due after one year but within five years	1,527,184
Due after five years	303,856

Totals	$3,289,907

Due after one year with a predetermined fixed interest rate	$1,002,548
Due after one year with a floating interest rate	828,492

Totals	$1,831,040

     The following table summarizes the Corporation’s nonperforming assets:

Nonperforming Assets

	September 30,	December 31,	September 30,
(Dollars in thousands)	2004	2003	2003
Nonperforming Commercial Loans:
Nonaccrual	$33,812	63,388	77,381
Restructured	—	35	40

Total nonperforming commercial loans	33,812	63,423	77,421

Other Loans:
Nonaccrual	8,054	10,216	12,253
Restructured	—	—	—

Total nonperforming loans	41,866	73,639	89,674
Other real estate (“ORE”)	5,923	7,527	5,928

Total nonperforming assets	$47,789	81,166	95,602

Loans past due 90 day or more accruing interest	$30,882	27,515	32,439

Total nonperforming assets as a percentage of total loans and ORE	0.74%	1.24%	1.32%

     The $12 million increase from the prior quarter in loans past due 90 days or more accruing interest is primarily attributable to three commercial loans that have matured but not renewed. The borrowers have continued to make payments and the loans are fully collateralized. Two of the loans are under contract to be sold and the third is in negotiation between the land owner and building owner. The Corporation does not anticipate any loss to result from the final disposition of these loans.

     The following is a nonaccrual commercial loan flow analysis:

(Dollars in thousands)
Period End	3Q04	2Q04	1Q04	4Q03	3Q03
Nonaccrual commercial loans beginning of period	$33,080	71,596	63,424	77,421	71,127
Credit Actions:
New	9,094	10,211	26,754	24,519	19,225
Loan and lease losses	(1,857)	(7,253)	(7,650)	(2,671)	(1,764)
Charged down	(1,009)	(1,859)	(1,387)	(4,083)	(3,786)
Return to accruing status	(345)	(744)	(3,295)	(8,841)	(1,958)
Payments	(5,151)	(3,937)	(6,250)	(11,948)	(5,423)
Sales	—	(34,934)	—	(10,973)	—

Nonaccrual commercial loans end of period	$33,812	33,080	71,596	63,424	77,421

     The quarterly flow of new nonaccrual commercial loans has slowed significantly reflecting the impact of an improved regional economy and improved underwriting standards. The allowance for loan losses covers nonperforming loans by 253.4% compared to 134.3% at the end of the prior year quarter. See Note 1 (Summary of Significant Accounting Policies) of the 2003 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2004		December 31, 2003		September 30, 2003
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest DDA	$1,396,593	—	1,306,347	—	1,340,484	—
Interest-bearing DDA	809,707	0.28%	750,434	0.15%	748,646	0.14%
Savings and money market accounts	2,495,659	0.80%	2,381,004	0.80%	2,466,018	1.70%
CDs and other time deposits	2,757,968	2.86%	3,234,673	3.18%	3,125,692	3.04%

Total customer deposits	$7,459,927	1.36%	7,672,458	1.60%	7,680,840	1.66%
Securities sold under agreements to repurchase	1,394,398	1.90%	1,226,648	1.55%	1,289,908	1.47%
Wholesale borrowings	300,477	5.76%	541,251	5.84%	542,171	5.85%

Total funds	$9,154,802		9,440,357		9,512,919

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2004 third quarter, up $117.2 million or 5.6% from third quarter 2003. Savings deposits, including money market savings accounts averaged $2.5 billion, $29.6 million or 1.2% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $146.8 million or 3.22%, and represented 63.0% of total average deposits for the third quarter, 2004 compared to 59.3% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.67% was 10 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.8 billion for the third quarter, down 11.8% from the same quarter last year. Average rates paid on CDs fell 18 basis points from 3.04% in the 2003 quarter to 2.86% this year. On a percentage basis, average CDs were 35.6% and 38.3%, respectively, of total interest-bearing funds for the September 30, 2004 and 2003 quarters.

     Securities sold under agreements to repurchase increased to 18.0% of interest-bearing funds during the three months ended September 30, 2004 from 15.8% for the September 30, 2003 quarter. Interest-bearing liabilities funded 82.2% of average earning assets during the quarter ended September 30, 2004 and 82.5% during the quarter ended September 30, 2003. Wholesale funds decreased to 3.9% of interest-bearing funds during the third quarter, 2004 from 6.6% in the year ago quarter. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2003. The Corporation’s change in funding mix from higher priced CDs toward less expensive core deposits has helped to mitigate the decline in net interest margin.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2004:

(Dollars in thousands)

Maturing in:	Amount
Under 3 months	$430,125
3 to 12 months	214,966
Over 12 months	156,467

$801,558

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2004:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-50 basis points	+100 basis points	+200 basis points
September 30, 2004	(1.47%)	0.35%	0.06%

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

     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2004:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-50 basis points	+100 basis points	+200 basis points
September 30, 2004	(1.12%)	(2.63%)	(6.11%)

Capital Resources

     Shareholders’ equity at September 30, 2004 totaled $979.6 million compared to $987.2 million at December 31, 2003 and $986.2 million at September 30, 2003.

The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
(In thousands)	2004		2003		2003
Consolidated
Total equity	$979,640	9.64%	987,175	9.43%	986,163	9.26%
Common equity	979,640	9.64%	987,175	9.43%	985,176	9.25%
Tangible common equity (a)	835,526	8.34%	842,394	8.16%	840,172	8.00%
Tier 1 capital (b)	865,570	11.00%	869,535	10.82%	884,846	10.24%
Total risk-based capital (c)	1,113,615	14.16%	1,116,662	13.89%	1,142,592	13.22%
Leverage (d)	865,570	8.52%	869,535	8.36%	884,846	8.42%
Bank Only
Total equity	$787,505	7.77%	781,734	7.48%	780,880	7.35%
Common equity	787,505	7.77%	781,734	7.48%	780,880	7.35%
Tangible common equity (a)	643,391	6.44%	636,953	6.18%	635,876	6.07%
Tier 1 capital (b)	762,453	9.71%	755,435	9.40%	770,924	8.92%
Total risk-based capital (c)	1,008,025	12.84%	1,002,484	12.45%	1,028,435	11.88%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2004, the Corporation’s risk-based capital equaled 14.16% of risk-adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.27 paid in the third quarter has an indicated annual rate of $1.06 per share.

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

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or un-pledged investment securities that totaled $427.0 million at quarter end 2004.

     Funding Trends for the Quarter - During the three months ended September 30, 2004, total deposits decreased $25.7 million from the linked quarter as much higher cost certificates of deposit were allowed to mature without rollover.

     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the third quarter ended September 30, 2004, FirstMerit Bank paid FirstMerit Corporation $63 million in dividends. As of September 30, 2004, FirstMerit Bank had an additional $44.5 million available to pay dividends without regulatory approval.

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

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) On August 18, 2004, the Corporation issued 1,056 shares of common stock to Christopher J. Maurer Executive Vice President, Human Resources, in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in connection with an exercise of an incentive stock option for 6,667 shares granted pursuant to the Amended and Restated 2002 Stock Option Plan, at an exercise price of $19.96 per share.

     (b) Not applicable.

     (c) The following table provides information with respect to purchases the Corporation made of its common stock during the third quarter of the 2004 fiscal year:

			(c) Total Number of	(d) Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	(a) Total Number of	(b) Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
Balance as of June 30, 2004:		$24.24		1,254,482
July 15, 2004 (1)	—	—	—	(1,254,482)
July 15, 2004 (1)	—	—	—	3,000,000
July 1, 2004 - July 31, 2004	50,000	25.93	50,000	2,950,000
August 1, 2004 - August 31, 2004	512,538	25.96	512,538	2,437,462
August 1, 2004 - August 31, 2004 (2)	11,381	26.05	—	2,437,462
September 1, 2004 - September 30, 2004	—	—	—

Balance as of September 30, 2004:	573,919	$25.96	—	2,437,462

(1)	On May 17, 2001, the Corporation announced that its Board of Directors authorized a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 3 million shares of its common stock. On July 15, 2004 the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock superseding the repurchase program announced May 17, 2001.

(2)	Shares of common stock delivered or restricted shares of common stock withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock, exercise of stock options, or the settlement of performance share awards.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.6	Amended and Restated 2002 Stock Plan *

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION
By:	/s/TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE:  November 8, 2004