Form 10-K
period 2004-12-31
FIRSTMERIT CORP /OH/
filed 2005-03-07
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of	(IRS Employer Identification number)
incorporation or organization)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO 44308-1103

(Address of principal executive offices)
(330) 996-6300
(Telephone Number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK NO PAR VALUE
PREFERRED SHARE PURCHASE RIGHTS
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,236,937,090.

     Indicate number of shares outstanding of registrant’s common stock as of February 21, 2005: 84,131,110 shares of common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 17, 2005 are incorporated by reference in Part III.

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

     At December 31, 2004, FirstMerit Bank, N.A., one of the Corporation’s principal subsidiaries, operated a network of 162 full service banking offices and 176 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 3,100 employees at December 31, 2004.

Subsidiaries and Operations

     Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northern and central Ohio, and western Pennsylvania. FirstMerit’s banking subsidiary is FirstMerit Bank N.A. (“FirstMerit Bank”)

     FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its supercommunity banking philosophy, FirstMerit Bank has divided its markets into seven geographic regions designated as follows: Akron, Cleveland, North Shore, Northeast, Central Ohio, Mid-West Ohio and Toledo. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit therefore can offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

     Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit and debit cards, rental of safe deposit boxes, letters of credit, leasing, securities brokerage and life insurance products. FirstMerit Bank also operates a trust department which offers estate and trust services. The majority of its customers is comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

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

     FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. MCI was acquired in connection with FirstMerit’s acquisition of Signal Corp in 1999. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and, in 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans and assigned all related servicing obligations to Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). MCI continues to provide servicing for a diminishing pool of contracts issued previously in connection with certain correspondent bank relationships and programs.

     FirstMerit Bank is also the parent corporation of Abell & Associates, Inc. (“Abell & Associates”) and FirstMerit Insurance Agency, Inc.(“First Merit Insurance Agency”) Abell & Associates, a life insurance and financial consulting firm acquired in May 1997, assists in the design and funding of estate plans, corporate succession plans and executive compensation plans. FirstMerit Insurance Agency became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation in 1994. FirstMerit Insurance Agency’s license to sell life insurance products and annuities was activated in 1997.

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

     FirstMerit believes strategic acquisitions have strengthened and will continue to further strengthen its competitive position in the northern and central Ohio and western Pennsylvania markets and have broadened the financial services it can offer to its customers. FirstMerit believes it has significant experience in integrating acquired businesses and continues to explore acquisition opportunities that would meet its objectives.

Competition

     The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. Primary financial institution competitors include National City Bank, Key Bank, Sky Bank, U.S. Bancorp and Fifth Third Bank.

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

PROMPT FILINGS

     This report on Form 10-K has been posted on the Company’s website, www.firstmerit.com, on the date of filing with the Securities and Exchange Commission (“SEC”), and the Company intends to post all future filings of its reports on Forms 10-K, 10-Q and 8-K on its website on the date of filing with the SEC in accordance with the prompt notice requirements of the SEC.

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

     Nonbank Subsidiaries. Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s brokerage subsidiary is regulated by the SEC, the National Association of Securities Dealers, Inc. and state securities regulators. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

     Securities and Exchange Commission and Nasdaq. FirstMerit is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is listed on The Nasdaq Stock Market (“Nasdaq”) under the trading symbol “FMER,” and is subject to the rules of Nasdaq.

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

     The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by Nasdaq, as applicable to FirstMerit. At the February, 2003 Board of Directors meeting of FirstMerit, a series of actions were adopted to enhance the Company’s corporate governance practices, including the adoption of an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee and Charter, and a Code of Business Conduct and Ethics. These corporate policies have been provided previously to Company shareholders and are available, along with other information on the Company’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

     The adoption of GLBA also represented a significant change in the financial services industry. GLBA repealed many of the provisions of the Glass-Steagall Act in order to permit commercial banks, among other things, to have affiliates that engage in securities brokerage activities and make merchant banking investments in accordance with certain restrictions. GLBA authorizes bank holding companies that meet certain requirements to operate as a new type of financial holding company and offer a broader range of financial products and services than are generally permitted by banks themselves. FirstMerit has not elected to become a financial holding company under this new regulatory framework.

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

     The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution such as FirstMerit Bank, the insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including FirstMerit, with respect to any extensions of credit they have made to such insured depository institution.

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

     The Federal Reserve Board may set capital requirements higher than the minimums described previously for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.

     FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2004, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance Assessments

     The FDIC insures the deposits of FirstMerit’s depository institution subsidiary through the Bank Insurance Fund (“BIF”) up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

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

The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary regardless of a depository institution’s capitalization or supervisory evaluations.

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

Privacy Provisions of Gramm-Leach-Bliley Act

     Under GLBA, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Future Legislation

     Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of FirstMerit or any of its subsidiaries.

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

ITEM 2. PROPERTIES

FirstMerit Corporation

     FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 101,096 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio. In early 2001, FirstMerit Bank sold its interest in the partnership which owned this building and entered into a five-year lease for the building with the new, third party owner. As part of the transaction, FirstMerit Bank was granted an option to acquire the building. The building is the subject of a ground lease with the City of Akron as the lessor of the land. During 2003, the Corporation consolidated the variable interest entity that holds the leasehold rights. Note 1 to the consolidated financial statements more fully describes this accounting change.

     The facilities owned or leased by FirstMerit and its subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

     The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 101,620 square feet of the building, with the remaining portion leased to tenants unrelated to FirstMerit Bank. The properties occupied by 100 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 62 branches are leased with various expiration dates. There is no mortgage debt owing on any of the property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

     FirstMerit Bank also owns 15.5 acres near downtown Akron, on which is located FirstMerit’s primary Operations Center. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and its subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations. Certain of FirstMerit Bank's loan operations and documentation preparation activities are conducted out of 17,813 square feet of leased space on Exeter Road in Akron.

     FirstMerit Mortgage Corporation operates out of 37,683 square feet of owned space in Canton, Ohio. The Trust Department of FirstMerit Bank is located in Main Place, a four-story office building located in downtown Akron. This department occupies approximately 19,296 square feet of leased space in Main Place.

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of business, FirstMerit is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although FirstMerit is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or stockholders’ equity of FirstMerit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were the executive officers of FirstMerit as of December 31, 2004. Unless otherwise stated, each listed position was held since January 1, 2000.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience
John R. Cochran	61	03-01-95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank

Terrence E. Bichsel	55	09-16-99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank

Robert P. Brecht	55	08-09-91	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and Division President of FirstMerit Bank

Jack R. Gravo	58	02-16-95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation

David G. Lucht	47	05-16-02	Executive Vice President of FirstMerit and FirstMerit Bank since May 16, 2002; previously Executive Vice President, Credit Administration of National City Bank

George P. Paidas	58	04-13-94	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and President of Wealth Management Services of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank

Terry E. Patton	56	04-10-85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank

Larry A. Shoff	48	09-01-99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The outstanding shares of FirstMerit Common Stock are quoted on The Nasdaq Stock Market under the trading symbol FMER. The following table contains bid and cash dividend information for FirstMerit common stock for the two most recent fiscal years:

Stock Performance and Dividends (1)

	Bids		Per Share
Quarter			Dividend	Book
Ending	High	Low	Rate	Value (2)
03-31-03	$ 23.43	18.05	0.25	11.54
06-30-03	24.27	18.18	0.25	11.71
09-30-03	26.00	21.78	0.26	11.64
12-31-03	27.92	24.30	0.26	11.65
03-31-04	27.88	24.76	0.26	11.82
06-30-04	26.75	23.00	0.26	11.28
09-30-04	27.45	25.43	0.27	11.62
12-31-04	28.85	24.71	0.27	11.66

(1)	This table sets forth the high and low closing bid quotations and dividend rates for FirstMerit Corporation during the periods listed. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

     On February 1, 2005, there were approximately 22,203 shareholders of record of FirstMerit common stock.

     On January 15, 2004, the Corporation granted 18,000 unregistered restricted shares of common stock to Terri L Cable in connections with her employment by the Corporation as an Executive Vice President in reliance on Section 4(2) of the Securities Act of 1933.

The following table provides information with respect to purchases FirstMerit made of its shares of common stock during the fourth quarter of the 2004 fiscal year:

					Maximum
					Number of
				Total Number of	Shares that May
	Total Number			Shares Purchased	Yet be
	of		Average Price	as Part of Publicly	Purchased
	Shares		Paid per	Announced Plans	Under Plans or
	Purchased		Share	or Programs(1)	Programs
October 1, 2004 - October 31, 2004	18,234		$24.99	18,234	2,419,228
November 1, 2004 - November 30, 2004	18,200		27.19	18,200	2,401,028
December 1, 2004 - December 31, 2004	160,801	(2)	27.31	143,100	2,257,928

Balance as of December 31, 2004	197,235		$27.09	197,235	2,257,928

(1)	On July 15, 2004, the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock. This repurchase plan supersedes all other repurchase programs and does not have an expiration date.

(2)	17,701 of these shares of common stock were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards or, in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	(Dollars in thousands except per share data)
	2004	2003	2002	2001	2000
Results of Operations
Interest income	$497,395	567,269	648,013	726,899	791,495
Conversion to fully-tax equivalent	2,712	2,584	3,359	3,652	3,842

Interest income*	500,107	569,853	651,372	730,551	795,337
Interest expense	146,590	173,656	226,417	335,443	415,251

Net interest income*	353,517	396,197	424,955	395,108	380,086

Provision for loan losses	73,923	102,273	97,923	61,458	32,708

Net Interest Income after provision for loan losses*	279,594	293,924	327,032	333,650	347,378

Other income	174,285	198,323	179,564	175,628	161,708
Other expenses	311,929	315,067	280,897	322,155	273,009

Income before federal income taxes*	141,950	177,180	225,699	187,123	236,077
Federal income taxes	36,024	52,939	67,974	60,867	72,448
Fully-tax equivalent adjustment	2,712	2,584	3,359	3,652	3,842

Federal income taxes*	38,736	55,523	71,333	64,519	76,290
Income before cumulative effect of change in accounting principle	103,214	121,657	154,366	122,604	159,787
Cumulative effect of change in accounting principle, net of taxes	—	(688)	—	(6,299)	—

Net income (a)(b)	$103,214	120,969	154,366	116,305	159,787

Per share:
Income before cumulative effect of change in accounting principle	$1.22	1.44	1.82	1.43	1.81
Cumulative effect of change in accounting principle, net of taxes	—	(0.01)	—	(0.07)	—

Basic net income (a)(b)	$1.22	1.43	1.82	1.36	1.81

Diluted net income (a)(b)	$1.21	1.42	1.81	1.35	1.80

Cash dividends	$1.06	1.02	0.98	0.93	0.86

Performance Ratios
Return on total assets (“ROA”) (a)(b)	1.00%	1.14%	1.48%	1.14%	1.54%
Return on common shareholders’ equity (“ROE”) (a)(b)	10.49%	12.40%	16.31%	12.65%	18.60%
Net interest margin - tax-equivalent basis	3.71%	4.02%	4.39%	4.20%	3.93%
Efficiency ratio [excludes one-time items described in (b)](a)	58.60%	53.35%	46.98%	55.13%	48.49%
Book value per common share	$11.66	$11.65	$11.41	$10.70	10.48
Average shareholders’ equity to total average assets	9.53%	9.21%	9.10%	9.04%	8.31%
Dividend payout ratio	87.60%	71.83%	54.14%	68.89%	47.78%

Balance Sheet Data
Total assets (at year end)	$10,122,627	10,479,729	10,695,362	10,198,825	10,220,305
Long-term debt (at year end)	299,743	295,559	554,736	538,262	423,523

Daily averages:
Total assets	$10,318,305	10,597,554	10,411,192	10,186,099	10,369,923
Earning assets	9,515,958	9,844,214	9,685,381	9,408,198	9,664,251
Deposits and other funds	9,195,730	9,440,357	9,287,869	9,102,183	9,366,851
Shareholders’ equity	983,529	976,423	947,592	921,234	862,109

*	Fully tax-equivalent basis

(a) - Included in the 2003 results are the sale of the Company’s $621 million portfolio of manufactured housing loans and prepayment of $221 million in Federal Home Loan Bank (FHLB) borrowings, as well as the sale of $22.6 million of commercial loans. As a result, after-tax earnings for 2003 were reduced by a total of $22.6 million or $0.27 per share which include an after-tax charge of $18.4 million, or $0.22 per share, related to the sale of the manufactured housing portfolio and prepayment of FHLB borrowings, and a $4.2 million or $0.05 per share increase in the provision for loan losses related to the sale of commercial loans. Results for 2003 also include an accounting charge of $688,000 after-tax, or $0.01 per share, representing the cumulative effect of application of Financial Interpretation No.46 (“FIN 46”), a new accounting interpretation that requires consolidation of the special purpose entity that holds FirstMerit’s headquarters building.

(b) - The 2001 net income, provision for loan losses, other income, other expenses, and profitability ratios shown include the effects of a one-time restructuring charge related to the exit of the manufactured housing finance business of $41.1 million, after taxes. The specific income statement classifications affected by the charge, as shown in the preceding table, were as follows: other income $2.6 million, other expenses $41.9 million and the provision for loan losses $14.5 million. Net income for 2001 was also reduced by a cumulative effect of a change in accounting for securitized retained interest assets of $6.3 million, after taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2004, 2003 AND 2002

     The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2004, 2003 and 2002. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

     All financial data has been restated to give effect to acquisitions accounted for on a pooling interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.

Earnings Summary

     The Corporation recorded net income of $103.2 million, or $1.21 per diluted share for the 2004 fiscal year. This compares with $121.0 million, or $1.42 per diluted share, for 2003. For the fourth quarter of 2004, FirstMerit reported net income of $28.4 million, or $0.33 per diluted share, compared with $6.5 million or $0.07 per share, for the prior-year quarter.

     Return on average common equity (“ROE”) and average assets (“ROA”) for the full year were 10.49 % and 1.00%, respectively, compared with 12.4% and 1.14% for 2003. Fourth quarter 2004 ROE and ROA were 11.49% and 1.12%, respectively, compared with 2.6% and 0.24% for the same period in 2003.

     Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus noninterest income net of securities transactions, totaled $530.8 million for 2004, compared with $588.9 million reported in 2003. FTE net interest income was $353.5 million for 2004, a decline of 10.8% from $396.2 million in 2003, reflecting the impact of a 31 basis point decline in the net interest margin to 3.71% as well as a reduction in earning assets from the sale of the manufactured housing portfolio during the fourth quarter of 2003. For the fourth quarter of 2004, FTE net interest income was $88.0 million, a decline of 7.5% from the prior-year quarter, due to 10 basis points of compression in the net interest margin to 3.76%, and a 4.7% reduction in average earning assets from $9.8 billion to $9.3 billion.

     The sale of the Corporation’s $621 million manufactured housing portfolio in December 2003 impacts a comparison of net interest income between the fourth quarter of 2004 and the year ago quarter. The sale reduced the level of average earning assets and contributed to a lower-yielding portfolio in the current quarter; however, on a risk-adjusted basis factoring in lower credit-related charges from divesting those loans, FirstMerit’s net interest income after provision for loan loss expenses increased by $16.3 million, or 26.2%, compared with the prior-year quarter.

     Noninterest income excluding securities transactions was $177.3 million for 2004, compared with $192.7 million in 2003. Declining revenue related to loan sales and servicing income from mortgage banking activities and a decrease in credit card fees accounted for a majority of the lower fee income reported this year, primarily due to the interest rate environment. For the fourth quarter, noninterest income excluding securities transactions was $43.9 million, a decline of $3.0 million, or 6.4%, from the prior-year fourth quarter. The decline reflects lower levels of service charges, investment service fees and other income, primarily due to the interest rate environment.

     During the fourth quarter of 2004, the Corporation recorded a non-cash charge of $3.77 million or $0.05 per share after-tax, related to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock with a face value of $25.0 million. These investment grade securities are held as part of the available for sale portfolio; therefore, the unrealized losses have already been recorded as a reduction in other comprehensive income and no additional charges to capital are required. In light of recent events at FHLMC and FNMA, and the difficulty in accurately projecting the future recovery period of the securities, the Corporation has recorded this unrealized loss as an other-than-temporary impairment in accordance with SFAS No. 115.

     Noninterest expense totaled $312.2 million for 2004, compared with $315.1 million for 2003. Salary and benefits expense increased 14.9% for the year but were more than offset by a decrease in all other noninterest expenses, down 15.9%, from the prior year. For the fourth quarter of 2004, noninterest expenses declined 19.6% from the prior-year quarter that included $26.2 million of charges related to the manufactured housing portfolio sale.

     Year-over-year, nonperforming assets were reduced by $35.3 million, or 43.5%,to $45.9 million, and loans ninety days past due still accruing interest declined $6.8 million, or 24.8%, to $20.7 million. As a result, nonperforming assets were 0.71% of period-end loans plus other real estate at December 31, 2004, compared with 1.24% at December 31, 2003. Net charge-offs totaled $55.4 million in 2004, compared with $98.0 million for 2003, or 0.85% and 1.37% of loans, respectively.

     As of December 31, 2004, the reserve for unfunded lending commitments of $5.8 million has been reclassified from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2004, have been reclassified to conform to the current year’s presentation. In addition, the provision for credit losses associated with the unfunded lending commitments was reclassified from the provision for loan losses to other operating expense to conform to the current year presentation. The Corporation recorded $73.9 million of loan loss provision expenses in 2004, compared with loan loss provision expenses of $102.3 million in 2003. In the fourth quarter, loan loss provision expenses were $9.4 million, compared with $32.8 million in the fourth quarter of 2003.

     The declines in loan loss provision expenses underscore the Corporation’s continued improvement in credit quality. The allowance for loan losses was reduced by $12.7 million for reserves associated with the loan sales in 2004 and $29.4 million in 2003. At December 31 2004, the allowance for loan losses was 1.51% of loans, compared with 1.40% at December 31, 2003. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses as a percentage of total loans was 1.60% at December 31, 2004, compared with 1.64% at September 30, 2004, and 1.49% at December 31, 2003.

     Assets at December 31, 2004 totaled $10.1 billion, compared with $10.5 billion at year-end 2003, representing a decrease of 3.4%. Deposits totaled $7.4 billion at December 31, 2004, a decline of 1.8% from $7.5 billion at December 31, 2003. Over the same time period, time deposits declined 8.7%, while lower-cost core deposits increased 2.5%. Core deposits now account for 63.8% of deposits, compared to 61.1% at December 31, 2003.

      Shareholders’ equity was $981.3 million at December 31, 2004. The Company’s capital position remains strong as tangible equity to assets was 8.39% at quarter-end. The common dividend per share paid in 2004 was $1.06, a $0.04 increase from 2003.

Supercommunity Banking Results

     The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 15 (Segment Information) to the consolidated financial statements provides performance data for this line of business.

AVERAGE CONSOLIDATED BALANCE SHEETS
FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS

Cash and due from banks	$213,994			195,060			176,727
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,602,317	97,037	3.73%	2,273,030	87,402	3.85%	1,867,639	93,682	5.02%
Obligations of states and political subdivisions (tax-exempt)	103,402	7,311	7.07%	103,531	7,182	6.94%	111,027	7,993	7.20%
Other securities	259,764	9,735	3.75%	249,271	9,197	3.69%	274,037	11,985	4.37%

Total investment securities	2,965,483	114,083	3.85%	2,625,832	103,781	3.95%	2,252,703	113,660	5.05%

Federal funds sold & other interest earning assets	2,001	30	1.50%	4,258	45	1.06%	2,655	43	1.62%
Loans held for sale	55,002	2,089	3.80%	75,451	3,418	4.53%	79,071	4,414	5.58%
Loans	6,493,472	383,905	5.91%	7,136,673	462,609	6.48%	7,350,952	533,255	7.25%

Total earning assets	9,515,958	500,107	5.26%	9,842,214	569,853	5.79%	9,685,381	651,372	6.73%

Allowance for loan losses	(100,959)			(111,192)			(116,891)
Other assets	689,312			669,472			665,975

Total assets	$10,318,305			10,597,554			10,411,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,398,112	—	—	1,306,347	—	—	1,183,642	—	—
Demand - interest bearing	805,419	2,152	0.27%	750,434	1,151	0.15%	716,992	1,794	0.25%
Savings and money market accounts	2,473,728	19,145	0.77%	2,381,004	18,981	0.80%	2,110,039	23,870	1.13%
Certificated and other time deposits	2,762,975	81,540	2.95%	3,234,673	102,955	3.18%	3,714,937	148,401	3.99%

Total deposits	7,440,234	102,837	1.38%	7,672,458	123,087	1.60%	7,725,610	174,065	2.25%

Securities sold under agreements to repurchase	1,447,629	26,259	1.81%	1,226,648	18,978	1.55%	980,393	16,973	1.73%
Wholesale borrowings	307,867	17,494	5.68%	541,251	31,591	5.84%	581,366	35,379	6.08%

Total interest bearing liabilities	7,797,618	146,590	1.88%	8,134,010	173,656	2.13%	8,104,227	226,417	2.79%

Other liabilities	139,046			180,774			175,731
Shareholders’ equity	983,529			976,423			947,592

Total liabilities and shareholders’ equity	$10,313,305			10,597,554			10,411,192

Net yield on earning assets	$9,515,958	353,517	3.71%	9,844,214	396,197	4.02%	9,685,381	424,955	4.39%

Interest rate spread			3.38%			3.66%			3.94%

Income on tax-exempt securities and loans		4,789			4,917			5,495

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits and wholesale borrowings). Net interest income is affected by market interest rates on both earning assets and interest bearing liabilities, the level of earning assets being funded by interest bearing liabilities, noninterest-bearing liabilities, the mix of funding between interest bearing liabilities, noninterest-bearing liabilities and equity, and the growth in earning assets.

     Net interest income for the year ended December 31, 2004 was $350.8 million compared to $393.6 million for year ended December 31, 2003. The $42.8 million decline in net interest income occurred because the $27.1 million decline in interest expense was less than the $69.9 million decline in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on taxfree securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the taxfree assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2004 was $2.7 million compared with $2.6 million in 2003.

      Net interest income presented on an FTE basis decreased $42.7 million or 10.8% to $353.5 million in 2004 compared to $396.2 million in 2003 and $425.0 million in 2002. The decrease from 2004 to 2003 occurred because the $27.1 million decline in interest expense was less than the $69.7 million decline in interest income during same period. The same occurred between years ended 2003 and 2002 as the decline in interest income outpaced the decline in interest expense. As illustrated in the following rate/volume analysis table, interest income and interest expense both declined due to the historic or near historic low interest rate environment.

     The average yield on earning assets dropped 53 basis points from 5.79% in 2003 to 5.26% in 2004 lowering interest income by $41.7 million. Lower outstanding balances on total average earning assets caused interest income to decrease $28.1 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $12.7 million, but lower rates earned on the securities lessened interest income by $2.6 million. Average loan outstandings, down from last year, decreased 2004 interest income by $40.0 million while lower yields earned on the loans, also decreased 2004 loan interest income by $38.8 million.

     The cost of funds for the year as a percentage of average earning assets decreased 22 basis points from 1.76% in 2003 to 1.54% in 2004. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the Corporation placed less reliance on certificates of deposits (“CDs”) and wholesale borrowings to fund loans and operations in both 2004 and 2003. Specifically, lower average outstandings for CDs lessened interest expense by $21.4 million.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2004 and 2003			2003 and 2002
	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
INTEREST INCOME
Investment securities:
Taxable	$12,730	(2,557)	10,173	16,919	(25,987)	(9,068)
Tax-exempt	(9)	138	129	(527)	(284)	(811)
Loans held for sale	(833)	(496)	(1,329)	(195)	(801)	(996)
Loans	(39,950)	(38,754)	(78,704)	(15,049)	(55,597)	(70,646)
Federal funds sold	(30)	15	(15)	20	(18)	2

Total interest income	(28,092)	(41,654)	(69,746)	1,168	(82,687)	(81,519)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	90	911	1,001	80	(723)	(643)
Savings	727	(563)	164	2,791	(7,680)	(4,889)
Certificates and other time deposits (“CDs”)	(14,285)	(7,130)	(21,415)	(17,669)	(27,777)	(45,446)
Securities sold under agreements to repurchase	3,719	3,562	7,281	3,945	(1,940)	2,005
Wholesale borrowings	(13,283)	(814)	(14,097)	(2,407)	(1,381)	(3,788)

Total interest expense	(23,032)	(4,034)	(27,066)	(13,260)	(39,501)	(52,761)

Net interest income	$(5,060)	(37,620)	(42,680)	14,428	(43,186)	(28,758)

Note:	Rate/Volume variances are allocated on the basis of absolute value of the change in each.

The net interest margin is calculated by dividing net interest income FTE by average earning assets. As with net interest income, the net interest margin is affected by the level and mix of earning assets, the proportion of earning assets funded by non- interest bearing liabilities, and the interest rate spread. In addition, the net interest margin is impacted by changes in federal income tax rates and regulations as they affect the tax-equivalent adjustment.

The net interest margin for 2004 was 3.71% compared to 4.02% in 2003. As discussed in the previous section, the decrease in the net interest margin during 2004 was primarily a result of lower yields and volume earned on loans; and securities outpacing reductions in lower interest rates paid on customer deposits and wholesale borrowings.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net interest income	$350,805	393,613	421,596
Tax equivalent adjustment	2,712	2,584	3,359

Net interest income - FTE	$353,517	396,197	424,955

Average earning assets	$9,515,958	9,844,214	9,685,381

Net interest margin	3.71%	4.02%	4.39%

Other Income

     Excluding investment securities gains (losses), other income totaled $177.3 million in 2004, a decrease of $15.5 million or 8.02% from 2003, and an increase of $6.16 million or 3.60% from 2002. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 33.40% compared to 32.73% in 2003. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Trust department income	$21,595	$20,965	$20,013
Service charges on deposits	62,162	63,259	56,369
Credit card fees	37,728	40,652	38,389
ATM and other service fees	11,879	12,120	12,692
Bank owned life insurance income	12,314	12,871	13,073
Investment services and the insurance	12,850	12,189	12,624
Manufactured housing income	165	1,792	1,960
Investment securities gains (losses), net	(2,997)	5,574	8,445
Loan sales and servicing income	6,075	12,070	2,930
Other operating income	12,514	16,831	13,069

	$174,285	$198,323	179,564

     Trust department income, which had been negatively impacted by lower stock market values in the prior year, has improved by 3.01%, up $0.63 million in 2004 and investment services and insurance improved 5.42%. Manufactured housing income decreased $1.63 million from 2003 and $1.80 million from 2002. On October 31, 2001, the Corporation exited the manufactured housing (“MH”) lending business and stopped originations of new manufactured housing finance contracts. The collection and servicing of existing MH contracts initially was retained. On December 1, 2003, the Corporation sold the remaining MH loans and assigned the related servicing obligations to Vanderbilt. This sale is more fully described in Note 5 of the consolidated financial statements. Investment securities gains decreased $8.57 million. Loan sales and servicing income decreased $6.00 million from 2003 and consisted of: a $0.70 million decrease in origination fees; a $6.71 million decrease in the valuation of mortgage servicing rights, a $13.50 million decrease in the gain on sale of mortgages; offset by a $7.03 decrease in the amortization of mortgage servicing assets and a $7.88 million decrease in net deferred loan costs reclassified. Other operating income decreased $4.32 million. The decrease from 2003 is primarily attributable to a decrease in loan refinancing fees, escrow fees, exam underwriting fees, service fees and recording fees which are also part of mortgage banking activities.

Federal Income Taxes

     Federal income tax expense totaled $36.0 million in 2004 compared to $52.9 million in 2003 and $68.0 million in 2002. The effective federal income tax rate for 2004 was 25.9% compared to 30.3% in 2003 and 30.6% in 2002. During 2004, The Internal Revenue Service completed their examination of the Corporation’s tax return for the years ended December 31, 1999 and 2000. The Corporation was successful in resolving anticipated issues at less than previous expectations. As a result, the Corporation recorded a $4.6 million reduction in income tax expense. Of that amount, $2.5 million related to issues resolved during the 1999 and 2000 year audits; and $2.1 million for reserves no longer required related to bank owned life insurance. Further federal income tax information is contained in Note 11 (Federal Income Taxes) to these consolidated financial statements.

Other Expenses

     Other expenses were $311.9 million in 2004 compared to $315.1 million in 2003, a decrease of $3.14 million or 1.00%. Salary, wages, pension and employee benefits expense totaled $160.1 million in 2004, an increase of 14.86% from 2003. The increase in salaries and wages reflects annual employee merit increases while higher benefit costs are primarily due to increased pension expense and health care costs related to self- insured medical plans. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the increases in pension and postretirement medical expenses.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Salaries and wages	$122,589	104,220	102,524
Pension and employee benefits	37,463	35,126	29,097
Net occupancy expense	22,557	22,118	21,110
Equipment expense	13,345	14,482	15,726
Taxes, other than federal income taxes	5,149	5,347	6,227
Stationery, supplies and postage	10,716	11,542	11,632
Bankcard, loan processing and other costs	24,307	28,040	26,829
Advertising	6,931	3,357	5,582
Professional services	13,688	11,452	9,403
Telephone	4,718	4,235	4,308
Amortization of intangibles	889	889	888
Other operating expense	49,577	74,259	47,571

	$311,929	315,067	280,897

     Equipment expense decreased $1.1 million or 7.85% in part due to lower equipment lease costs and reduced costs associated with computer and other equipment repair. As a result of the decline in mortgage banking activity during 2004, loan processing and other fees decreased $3.7 million or 13.3%. Professional services expenses increased $2.2 million in 2004 as the Corporation evaluated its market potential and initiated a risk-based approach to allocate resources to make our balance sheet stronger and reduce our overall risk profile, as well as additional Sarbanes-Oxley compliance expenses.

     Other operating expense for 2003 includes the $26.2 million net impact of the sale of the MH portfolio and the prepayment of the FHLB borrowings and is more fully described in Note 5 to the consolidated financial statements.

     The efficiency ratio for 2004 was 58.60% for 2004 compared to 53.35% in 2003. The “lower is better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue—that is during 2004, 58.60 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Investment Securities

      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities have been classified as available-for-sale. In this classification, adjustment to fair value of the available-for-sale securities in the form of unrealized holding gains and losses is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. At year-end 2004, the investment portfolio had a net unrealized loss of $25.2 million, which compares to a loss of $12.1 million at year-end 2003.

     At year-ends 2004 and 2003, investment securities at carrying value totaled $2.9 billion and $3.1 billion, respectively. The 6.11% decrease in the total portfolio occurred primarily in the mortgage-backed portfolio. This decrease reflects the Corporation’s balance sheet deleverage strategy. Proceeds from the sale of the manufactured housing business were initially placed in short-term investment securities. The Corporation is currently not reinvesting the cash flow from the maturing investment portfolio in order improve its asset/liability position. At the same time the Corporation is repurchasing its own stock. Additional discussion of the increase in investment securities is located in the Liquidity Risk Management section of this report.

     A summary of investment securities’ carrying value is as of year-ends 2004 and 2003 follows this discussion. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

Carrying Value of Investment Securities

	At December 31,		Dollar	%
	2004	2003	Change	Change
	(Dollars in thousands)
U.S. Treasury & Government agency obligations	$870,616	755,757	114,859	15%
Obligations of states and political subdivisions	102,052	95,743	6,309	7%
Mortgage-backed securities	1,653,544	1,954,931	(301,387)	(15)%
Other securities	253,577	267,140	(13,563)	(3)%

	$2,879,789	3,073,571	(193,782)	(6)%

				Over one year			Over five years
	One year or less			through five years			through ten years			Over ten years
		Weighted			Weighted			Weighted			Weighted
		Average			Average			Average			Average
	Amount	Yields		Amount	Yields		Amount	Yields		Amount	Yields
U.S. Treasury securities	$—	0.00%		249	3.25%		532	5.00%		—	0.00%

U.S. Government agency obligations	75,553	3.04%		782,039	2.89%		2,294	4.74%		—	0.00%

Obligations of states and political subdivisions	15,043	7.56	% *	19,216	6.88	% *	30,605	6.86	% *	40,185	6.30	% *

Mortgage-backed securities	8,678	8.08%		1,485,643	4.05%		147,222	3.67%		—	0.00%

Other securities	6,894	1.30%		146,583	4.38%		319	0.67%		99,385	3.34%

	106,168	3.98%		2,433,730	3.72%		180,972	4.22%		139,570	4.19%

Percent of total	3.71%			85.08%			6.33%			4.88%

* Fully tax-equivalent based upon federal income tax structure applicable at December 31, 2004.

      Mortgage-backed securities (“MBS”) accounted for 69% of the portfolio at year end with 31% representing fixed rate MBS; 26% adjustable rate MBS; and 12% invested in collateralized mortgage obligations. At year end the fair values of 20 and 30 year MBSs were 2.1% of the portfolio. The estimated effective duration of the portfolio is 2.44% and would shorten to 1.28% given an immediate, parallel decrease of 100 basis points in interest rates. If rates were to increase 100 basis points in a similar fashion, the duration would increase to 3.05%. The investment would be expected to generate $426 million in cash flow over the next twelve months, given no change in interest rates.

     The average yield on the portfolio was 3.85% in 2004 compared to 3.95% in 2003.

Loans

Total loans outstanding at year-end 2004 decreased 1.81% to $6.43 billion compared to one year ago, at $6.55 billion. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial loans	$3,285,012	3,352,014	3,430,396	3,486,199	3,251,761
Mortgage loans	639,715	614,073	560,510	638,908	848,225
Installment loans	1,598,588	1,668,421	1,564,588	1,560,905	1,497,270
Home equity loans	676,230	637,749	597,060	502,521	453,462
Credit card loans	145,042	144,514	141,575	132,746	117,494
Manufactured housing loans	—	—	713,715	808,476	786,641
Leases	88,496	134,828	206,461	257,565	282,232

Total loans	6,433,083	6,551,599	7,214,305	7,387,320	7,237,085
Less allowance for loan losses	97,296	91,459	116,634	119,784	103,183

Net loans	$6,335,787	6,460,140	7,097,671	7,267,536	7,133,902

	At December 31, 2004
	(Dollars in thousands)
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
Due in one year or less	$1,434,902	184,359	629,155	220,032	70,441	46,324
Due after one year but within five years	1,555,314	314,930	909,626	399,316	69,326	40,934
Due after five years	294,796	140,426	59,807	56,882	5,275	1,238

Total	$3,285,012	639,715	1,598,588	676,230	145,042	88,496

Loans due after one year with interest at a predetermined fixed rate	$995,168	455,356	958,920	23,542	25,829	42,173
Loans due after one year with interest at a floating rate	854,942	—	10,513	432,656	48,772	—

Total	$1,850,110	455,356	969,433	456,198	74,601	42,173

     The manufacturing-based economy in Northeastern Ohio showed continued softness during 2004 with commercial loans declining 2.0%. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. The year over year increase in mortgage loans held in portfolio on the Corporation’s balance sheets totaled $25.6 million, or 4.18%.

     Outstanding home equity loan balances increased $38.5 million or 6.03% from December 31, 2003 as a result of continued marketing campaigns. Installment loans decreased $69.8 million or 4.19%.

     There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activities are with customers located within the state of Ohio.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

     The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices.

     At December 31, 2004, the allowance for loan losses was $97.3 million or 1.51% of loans outstanding compared to $91.5 million or 1.40% at year-end 2003. The allowance for loan losses equaled 240.14% of nonperforming loans at year-end 2004 compared to 124.20% at year-end 2003.

     Net charge-offs were $55.4 million in 2004 compared to $98.0 million in 2003 and $98.5 million in 2002. As a percentage of average loans outstanding, net charge-offs equaled 0.78% in 2004, 1.37% in 2003 and 1.34% in 2002. As a percentage of average loans outstanding, net charge-offs and allowance related to loans sold equalled 1.05% in 2004, 1.79% in 2003 and 1.34% in 2002. Losses are charged against the allowance for loan losses as soon as they are identified.

     During the first quarter of 2004, the Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s charge-offs. Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio.

     During the fourth quarter of 2004, $5.8 million was reclassified from the allowance for loan losses to a reserve for unfunded lending commitments of the commercial loan portfolio in other liabilities. Amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation. The reserve for unfunded lending commitments declined $0.3 million from December 31, 2003. The decline was primarily related to the decreasing risk in the portfolio. In addition, the provision for credit losses associated with the unfunded lending commitments was reclassified from the provision for loan losses to other expenses to conform to the current year presentation.

     The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $103.1 million at year-end 2004 and $97.6 million at year-end 2003.

Allowance for Credit Losses

	For the Year Ended December 31,
	2004	2003
	( In thousands)
Allowance for loan losses, beginning of period	$91,459	116,634
Net charge-offs	(55,415)	(98,021)
Allowance related to loans sold	(12,671)	(29,427)
Provision for loan losses	73,923	102,273

Allowance for loan losses, end of period	$97,296	91,459

Reserve for unfunded lending commitments, beginning of period	$6,094	6,156
Provision for credit losses	(320)	(62)

Reserve for unfunded lending commitments, end of period	$5,774	6,094

Allowance for credit losses	$103,070	97,553

      The following tables display the components of the allowance for loan losses at December 31, 2004 and 2003.

	At December 31, 2004
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,317	14,299	779	—	—	—	—	22,395
Allowance	2,530	1,561	779	—	—	—	—	4,870
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	13,912	1,479	—					15,391
Grade 1 allowance	46	2	—					48
Grade 2 loan balance	156,983	102,607	19,191					278,781
Grade 2 allowance	1,058	302	142					1,502
Grade 3 loan balance	233,813	299,103	21,709					554,625
Grade 3 allowance	1,899	1,120	192					3,211
Grade 4 loan balance	795,649	1,337,019	48,296					2,180,967
Grade 4 allowance	17,917	7,820	1,140					26,877
Grade 5 (Special Mention) loan balance	76,974	48,195	63					125,232
Grade 5 allowance	5,327	828	5					6,160
Grade 6 (Substandard) loan balance	104,121	70,606	4,142					178,869
Grade 6 allowance	14,175	2,914	614					17,703
Grade 7 (Doubtful) loan balance	534	586	35					1,155
Grade 7 allowance	196	82	14					292
Consumer loans based on payment status:
Current loan balances			19,924	1,559,608	671,297	140,666	612,790	3,004,284
Current loans allowance			312	20,645	1,865	4,128	894	27,844
30 days past due loan balance			1,492	21,099	3,079	1,764	13,050	40,484
30 days past due allowance			49	1,705	147	643	131	2,675
60 days past due loan balance			258	6,910	820	1,066	4,938	13,992
60 days past due allowance			30	1,501	114	602	150	2,397
90+ days past due loan balance			228	5,164	1,035	1,544	8,937	16,908
90+ days past due allowance			54	2,094	277	1,197	95	3,717

Total loans	$1,389,303	1,873,894	116,117	1,592,781	676,231	145,040	639,715	6,433,083

Total Allowance for Loan Losses	$43,148	14,629	3,331	25,945	2,403	6,570	1,270	97,296

	At December 31, 2003
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)
Individually Impaired Loan Component:
Loan balance	$35,389	16,629	356	—	—	—	—	52,374
Allowance	9,811	1,997	143	—	—	—	—	11,951
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	9,942	2,303	—					12,245
Grade 1 allowance	19	5	—					24
Grade 2 loan balance	148,555	121,374	30,009					299,938
Grade 2 allowance	383	388	69					840
Grade 3 loan balance	203,561	263,103	22,294					488,958
Grade 3 allowance	1,073	1,006	109					2,188
Grade 4 loan balance	985,388	1,217,925	51,587					2,254,900
Grade 4 allowance	8,880	10,715	603					20,198
Grade 5 (Special Mention) loan balance	66,577	64,274	1,037					131,888
Grade 5 allowance	2,456	1,087	35					3,578
Grade 6 (Substandard) loan balance	118,508	74,987	1,274					194,769
Grade 6 allowance	10,658	4,247	102					15,007
Grade 7 (Doubtful) loan balance	487	568	67					1,122
Grade 7 allowance	234	106	18					358
Consumer loans based on payment status:
Current loan balances			52,621	1,614,181	633,476	138,295	582,199	3,020,771
Current loans allowance			262	14,582	2,533	4,232	233	21,842
30 days past due loan balance			3,519	30,874	2,559	2,635	17,606	57,193
30 days past due allowance			317	4,840	256	733	74	6,220
60 days past due loan balance			777	10,497	789	1,590	3,494	17,147
60 days past due allowance			117	2,810	158	885	73	4,043
90+ days past due loan balance			273	6,326	926	1,995	10,774	20,294
90+ days past due allowance			55	2,521	278	1,267	1,089	5,210

Total loans	$1,568,407	1,761,163	163,814	1,661,878	637,750	144,515	614,073	6,551,599

Total Allowance for Loan Losses	$33,514	19,551	1,830	24,753	3,225	7,117	1,469	91,459

      A five year summary of activity follows:

ALLOWANCE FOR LOAN LOSSES

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Allowance for loan losses at January 1,	$91,459	116,634	119,784	103,183	99,795

Loans charged off:
Commercial	25,073	34,093	31,970	10,100	7,089
Mortgage	1,174	1,016	622	469	885
Installment	35,958	42,093	37,272	22,978	20,269
Home equity	3,085	3,428	3,768	1,859	1,673
Credit cards	11,254	12,667	12,417	7,693	6,817
Manufactured housing	443	21,633	27,934	15,339	10,886
Leases	2,012	4,947	6,342	3,447	1,809

Total	78,999	119,877	120,325	61,885	49,428

Recoveries:
Commercial	6,068	2,597	1,836	892	4,805
Mortgage	42	235	41	92	77
Installment	11,545	11,872	12,446	9,104	9,162
Home equity	1,430	1,183	1,002	669	686
Credit cards	2,920	2,165	2,567	1,658	1,651
Manufactured housing	1,088	3,143	3,411	3,654	3,053
Leases	491	661	489	959	674

Total	23,584	21,856	21,792	17,028	20,108

Net charge-offs	55,415	98,021	98,533	44,857	29,320

Allowance related to loans sold	(12,671)	(29,427)	—	—	—
Reclassification to lease residual reserve	—	—	(2,540)	—	—
Provision for loan losses	73,923	102,273	97,923	61,458	32,708

Allowance for loan losses at December 31,	$97,296	91,459	$116,634	$119,784	$103,183

Average loans outstanding	$6,493,472	7,138,673	7,350,952	7,373,493	7,275,036

Ratio to average loans:
Net charge-offs	0.85%	1.37%	1.34%	0.61%	0.40%
Net charge-offs and allowance related to loans sold	1.05%	1.79%	1.34%	0.61%	0.40%
Provision for loan losses	1.14%	1.43%	1.33%	0.83%	0.45%

Loans outstanding at end of year	$6,433,083	6,551,599	7,214,305	7,387,320	7,237,085

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.51%	1.40%	1.62%	1.62%	1.43%

As a multiple of net charge-offs	1.76	0.93	1.18	2.67	3.52

As a multiple of net charge-offs and allowance related to loans sold	1.43	0.91	1.18	2.67	3.52

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

Nonperforming Loans are defined as follows:

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

• Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming Loans:
Nonaccrual	$40,516	73,604	82,283	57,174	30,174
Restructured	—	35	48	84	150

Total impaired loans	40,516	73,639	82,331	57,258	30,324

ORE	5,375	7,527	7,203	10,163	6,067

Total nonperforming assets	$45,891	81,166	89,534	67,421	36,391

Loans past due 90 days or more accruing interest	$20,703	27,515	43,534	43,220	31,440

Total nonperforming assets as a percentage of total loans and ORE	0.71%	1.24%	1.24%	0.91%	0.50%

     In the second quarter of 2004, the Corporation sold $34.9 million of nonperforming loans. During 2003, the Corporation sold $11.1 million of nonaccrual commercial loans and $621 million of manufactured housing loans, contributing to the continuing decline in non-performing assets and loans past due 90 days or more accruing interest.

     During 2004 and 2003, total nonperforming loans earned $136.0 thousand and $164.9 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $5.8 million and $7.5 million, respectively, in interest income.

     In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem loans (classified as substandard and doubtful) totaling $169.0 million at year-end 2004 and $185.2 million at year-end 2003. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

(Dollars in thousands)
Period End	4Q04	3Q04	2Q04	1Q04	4Q03
Nonaccrual commercial loans beginning of period	$33,812	33,080	71,596	63,424	77,421

Credit Actions:
New	13,766	9,094	10,211	26,754	24,519
Loan and lease losses	(4,665)	(1,857)	(7,253)	(7,650)	(2,671)
Charged down	(137)	(1,009)	(1,859)	(1,387)	(4,083)
Return to accruing status	(4,449)	(345)	(744)	(3,295)	(8,841)
Payments	(4,496)	(5,151)	(3,937)	(6,250)	(11,948)
Sales	—	—	(34,934)	—	(10,973)

Nonaccrual commercial loans end of period	$33,831	33,812	33,080	71,596	63,424

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

     Average deposits for 2004 totaled $7.44 billion compared to $7.67 billion in 2003. Increases in non-interest bearing and interest bearing demand accounts, as well as in savings and money market deposits, were a result of targeted marketing for core deposits and customer preferences for investments that provide high levels of liquidity in the low-interest rate environment. Because of the influx in liquid deposits, the Corporation was able to replace higher costing certificates and other time deposits (“CDs”) with lower-yielding checking and savings instruments. The following ratios and table provide additional information about the change in the mix of customer deposits.

     Total demand deposits comprised 29.62% of average deposits in 2004 compared to 26.8% in 2003 and 24.6% in 2002. Savings accounts, including money market products, made up 33.25% of average deposits in 2004 compared to 31.0% in 2003 and 27.3% in 2002. CDs made up 37.14% of average deposits in 2004, 42.2% in 2003 and 48.1% in 2002.

     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 24 basis points compared to one year ago, or 1.60% in 2004.

	At December 31 ,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Demand deposits- noninterest-bearing	$1,398,112	—	$1,306,347	—	$1,183,642	—

Demand deposits- interest-bearing	805,419	0.27%	750,434	0.15%	716,992	0.25%

Savings and money market accounts	2,473,728	0.77%	2,381,004	0.80%	2,110,039	1.13%

Certificates and other time deposits	2,762,975	2.95%	3,234,673	3.18%	3,714,937	3.99%

Total customer deposits	7,440,234	1.38%	7,672,458	1.60%	7,725,610	2.25%

Securities sold under agreements to repurchase	1,447,629	1.81%	1,226,648	1.55%	980,393	1.73%
Wholesale borrowings	307,867	5.68%	541,251	5.84%	581,866	6.08%

Total funds	$9,195,730		$9,440,357		$9,287,869

     The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2004, by time remaining until maturity.

Amount
Time until maturity:	(In thousands)
Under 3 months	$335,109
3 to 6 months	167,955
6 to 12 months	94,703
Over 12 months	151,130

$748,897

Interest Rate Sensitivity

     Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy that provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends in the financial markets and the industry.

     The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period. The Corporation uses the GAP analysis and other tools to monitor rate risk. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position as illustrated in the following table.

	1- 30	31 - 60	61 - 90	91 - 180	181 - 365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)
Interest Earning Assets:

Loans and leases	$2,569,024	153,719	162,550	411,612	862,133	2,322,438	6,481,476
Investment securities	100,527	65,986	192,724	128,172	407,140	1,967,466	2,862,015

Total Interest Earning Assets	$2,669,551	219,705	355,274	539,784	1,269,273	4,289,904	9,343,491

Interest Bearing Liabilities:

Demand - interest bearing	162,459	35,364	160,471	—	—	483,301	841,595
Savings and money market accounts	865,356	235,808	554,004	—	—	729,342	2,384,510
Certificate and other time deposits	301,980	172,790	213,983	564,647	532,982	882,417	2,668,799
Securities sold under agreements to repurchase	770,918	15,459	25,574	49,008	117,100	358,412	1,336,471
Wholesale borrowings	—	21,450	—	—	—	278,769	300,219

Total Interest Bearing Liabilities	$2,100,713	480,871	954,032	613,655	650,082	2,732,241	7,531,594

Total GAP	$568,838	(261,166)	(598,758)	(73,871)	619,191	1,557,663	1,811,897

Cumulative GAP	$568,838	307,672	(291,086)	(364,957)	254,234	1,811,897

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

     Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2004:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	- 50 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points	points
December 31, 2004	(2.81)%	(0.90)%	0.36%	0.25%	(0.12)%
December 31, 2003	—	(1.42)%	0.06%	(0.37)%	(1.07)%

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

      The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2004 and 2003:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	- 50 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points	points
December 31, 2004	(0.22)%	(1.13)%	(1.99)%	(5.57)%	(9.80)%
December 31, 2003	—	2.78%	(1.25)%	(4.05)%	(5.89)%

     Earlier in the year, the investment portfolio cash flows were used to paydown short term debt as part of a deleveraging strategy of the Corporation. Beginning in September, the Corporation began to reinvest cash flows into shorter duration securities in anticipation of rising market rates. The duration of the portfolio is 2.44% as of December 31, 2004 as compared to 2.92% on December 31, 2003.

Capital Resources

     Financial institutions are subject to a strict uniform system of capital-based regulations. Under this system, there are five different categories of capitalization, with “prompt corrective actions” and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2004, the Corporation, on a consolidated basis, as well as FirstMerit Bank exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2004		2003		2002
	(Dollars in thousands)
Consolidated

Total equity	$981,257	9.69%	$987,175	9.43%	$964,657	9.03%
Common equity	981,257	9.69%	987,175	9.43%	963,564	9.02%
Tangible common equity (a)	837,365	8.39%	842,394	8.16%	817,894	7.76%
Tier 1 capital (b)	871,197	11.09%	869,535	10.82%	833,398	9.65%
Total risk-based capital (c)	1,119,095	14.25%	1,116,662	13.89%	1,091,054	12.63%
Leverage (d)	871,197	8.72%	869,535	8.36%	833,398	8.11%

	At December 31,
	2004		2003		2002
Bank Only

Total equity	$791,486	7.83%	$781,734	7.48%	$761,851	7.15%
Common equity	791,486	7.83%	781,734	7.48%	761,851	7.15%
Tangible common equity (a)	647,594	6.50%	636,953	6.18%	616,181	5.86%
Tier 1 capital (b)	771,854	9.85%	755,435	9.40%	720,926	8.36%
Total risk-based capital (c)	1,017,214	12.98%	1,002,484	12.45%	978,208	11.34%
Leverage (d)	771,854	7.75%	755,435	7.26%	720,926	7.03%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk- adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

      During 2004, the Corporation’s Directors increased the quarterly cash dividend, marking the twenty-fourth consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.27 has an indicated annual rate of $1.08 per share.

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

      The Corporation’s Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. Treasury Group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institution-specific stress. In addition, the overall management of the Corporation’s liquidity position is integrated into retail deposit pricing policies to ensure a stable core deposit base.

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the Federal Reserve Bank of Cleveland’s discount window, debt issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or un-pledged, investment securities that totaled $703 million at December 31, 2004.

     Funding Trends for the Year - For the year ended December 31, 2004, lower cost core deposits increased by $115.3 million. In aggregate, total deposits decreased $137.3 million as higher cost retail, down $234.4 million, brokered, down $116.7 million, and jumbo, up $98.5 million, certificates of deposit were allowed to mature without rollover. One, two and three-year term repurchase agreements were added in 2003 contributing to a $194 million increase in the sweeps and repurchase category. The Corporation’s loan to deposit ratio decreased to 87.34% at December 31, 2004 compared to 87.32% at December 31, 2003.

     Parent Company Liquidity - FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2004, FirstMerit Bank paid FirstMerit Corporation a total of $85.8 million in dividends. As of year-end 2004, FirstMerit Bank had an additional $49.2 million available to pay dividends without regulatory approval.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

     The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

Contractual Obligations

		Payments Due in
				One to
	Note		One Year	Three	Three to	Over Five
	Reference	Total	or Less	Years	Five Years	Years
	(In thousands)
Deposits without a stated maturity (a)		$4,696,648	4,696,648	—	—	—
Consumer and brokered certificates of deposits (a)		2,668,800	1,776,454	711,363	162,493	18,490
Federal funds borrowed and security repurchase agreements	10	1,336,471	1,336,471	—	—	—
Long-term debt	10	300,220	582	21,706	290	277,642
Capital lease obligations (c)	18	—	—	—	—	—
Operating leases (b)	18	30,527	6,216	10,150	5,704	8,457
Purchase obligations (c)		—	—	—	—	—

Total		$9,032,666	7,816,371	743,219	168,487	304,589

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities and equipment.

(c)	There were no material capital lease or purchase obligations outstanding at December 31, 2004.

     The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2004. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Commitments and Off-Balance Sheet Arrangements

		Payments Due in
				One to
	Note		One Year	Three	Three to	Over Five
	Reference	Total	or Less	Years	Five Years	Years
	(In thousands)
Commitments to extend credit (d)	17	$2,671,871	1,629,136	315,794	190,046	536,895
Standby letters of credit	17	232,717	79,125	94,238	52,185	7,169
Loans sold with recourse (d)	17	125,120	125,120	—	—	—
Postretirement benefits (e)	12	24,500	2,383	4,452	4,590	13,075

Total		$3,054,208	1,835,764	414,484	246,821	557,139

(d)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(e)	The postretirement benefit payments represent actuarilly determined future benefits to eligible plan participants. SFAS 106 requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

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

Critical Accounting Policies

     The Corporation’s most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management has determined that accounting for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.

     As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to these consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. Changes in economic conditions can result in significant changes to Management’s estimate of the allowance for loan losses.

     The income tax amounts in Note 11 (Federal Income Taxes) to these consolidated financial statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. The income tax returns, which are usually filed nine months after year-end, are subject to review and possible revision by the taxing authorities, until the statue of limitations has expired. These statutes usually expire within three years from the time the respective tax returns are filed.

     Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) to these consolidated financial statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. The Corporation uses discounted cash flow modeling techniques in determining this asset’s value. The modeled results utilize estimates about the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experiences, costs to service the loans and discount rates to consider the risks involved in the estimation process.

     Derivative instruments and hedging activities are more fully described in Note 1, Note 16 (Fair Value Disclosures of Financial Instruments), and Note 17 (Financial Instruments with Off- Balance Sheet Risk) to these consolidated financial statements.

A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to these consolidated financial statements.

Forward-Looking Statements - Safe Harbor Statement

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

     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by Management of FirstMerit in this report, in other reports and filings, in press releases and in oral statements, involve risks and uncertainties and are subject to change based upon the factors listed above and like items. Actual results could differ materially from those expressed or implied, and therefore the forward- looking statements should be considered in light of these factors. The Corporation may from time to time issue other forward-looking statements.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See “Interest Rate Sensitivity” and “Market Risk” at pages 29–31 under Item 7 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and due from banks	$169,052	199,049
Investment securities (at market value)	2,862,015	3,061,497
Loans held for sale	48,393	63,319
Loans:
Commercial loans	3,285,012	3,352,014
Mortgage loans	639,715	614,073
Installment loans	1,598,588	1,668,421
Home equity loans	676,230	637,749
Credit card loans	145,042	144,514
Leases	88,496	134,828

Total loans	6,433,083	6,551,599
Allowance for loan losses	(97,296)	(91,459)

Net loans	6,335,787	6,460,140
Premises and equipment, net	121,198	119,079
Goodwill	139,245	139,245
Other intangible assets	4,647	5,536
Accrued interest receivable and other assets	442,290	431,864

Total assets	$10,122,627	10,479,729

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand-non-interest bearing	$1,470,543	1,346,574
Demand-interest bearing	841,595	773,514
Savings and money market accounts	2,384,510	2,461,265
Certificates and other time deposits	2,668,799	2,921,431

Total deposits	7,365,447	7,502,784

Securities sold under agreements to repurchase	1,336,471	1,525,804
Wholesale borrowings	300,220	311,038
Accrued taxes, expenses, and other liabilities	139,232	152,928

Total liabilities	9,141,370	9,492,554

Commitments and contingencies ( Note 18)
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; 0 and 0 shares outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at December 31, 2004 and 2003	127,937	127,937
Capital surplus	110,513	110,473
Accumulated other comprehensive income	(14,208)	(9,475)
Retained earnings	956,802	943,492
Treasury stock, at cost, 7,835,399 and 7,302,057 shares, at December 31, 2004 and 2003, respectively	(199,787)	(185,252)

Total shareholders’ equity	981,257	987,175

Total liabilities and shareholders’ equity	$10,122,627	10,479,729

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2004	2003	2002
	(In thousands except per share data)
Interest income:
Interest and fees on loans, including held for sale	$385,919	465,831	536,958
Interest and dividends on investment securities and federal funds sold	111,476	101,438	111,055

Total interest income	497,395	567,269	648,013
Interest expense:
Interest on deposits:
Demand-interest bearing	2,152	1,151	1,794
Savings and money market accounts	19,145	18,981	23,870
Certificates and other time deposits	81,540	102,955	148,401
Interest on securities sold under agreements to repurchase	26,259	18,978	16,973
Interest on wholesale borrowings	17,494	31,591	35,379

Total interest expense	146,590	173,656	226,417

Net interest income	350,805	393,613	421,596
Provision for loan losses	73,923	102,273	97,923

Net interest income after provision for loan losses	276,882	291,340	323,673
Other income:
Trust department income	21,595	20,965	20,013
Service charges on deposits	62,162	63,259	56,369
Credit card fees	37,728	40,652	38,389
ATM and other service fees	11,879	12,120	12,692
Bank owned life insurance income	12,314	12,871	13,073
Investment services and insurance	12,850	12,189	12,624
Manufactured housing income	165	1,792	1,960
Investment securities gains (losses), net	(2,997)	5,574	8,445
Loan sales and servicing income	6,075	12,070	2,930
Other operating income	12,514	16,831	13,069

Total other income	174,285	198,323	179,564

Other expenses:
Salaries, wages, pension and employee benefits	160,052	139,346	131,621
Net occupancy expense	22,557	22,118	21,110
Equipment expense	13,345	14,482	15,726
Stationery, supplies and postage	10,716	11,542	11,632
Bankcard, loan processing and other costs	24,307	28,040	26,829
Professional services	13,688	11,452	9,403
Amortization of intangibles	889	889	888
Other operating expense	66,375	87,198	63,688

Total other expenses	311,929	315,067	280,897

Income before federal income taxes and the cumulative effect of a change in accounting principle	139,238	174,596	222,340
Federal income taxes	36,024	52,939	67,974

Income after federal income taxes but before the cumulative effect of a change in accounting principle	103,214	121,657	154,366
Cumulative effect of a change in accounting principle - consolidation of special-purpose entity, net of taxes	—	(688)	—

Net income	$103,214	120,969	154,366

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	(6,679)	(31,181)	29,041
Minimum pension liability adjustment, net of taxes	(2)	21,405	(23,032)
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	(1,948)	3,623	5,489

Total other comprehensive income (loss), net of taxes	(4,733)	(13,399)	520

Comprehensive income	$98,481	107,570	154,886

Net income applicable to common shares	$103,214	120,899	154,286

Net income used in diluted EPS calculation	$103,244	121,000	154,402

Weighted average number of common shares outstanding - basic	84,601	84,533	84,772
Weighted average number of common shares outstanding - diluted	84,996	84,929	85,317
Basic EPS before cumulative effect of a change in accounting principle	$1.22	1.44	1.82

Diluted EPS before cumulative effect of a change in accounting principle	$1.21	1.43	1.81

EPS effect of cumulative change in accounting principle, net of taxes	$—	(0.01)	—

Basic earnings per share	$1.22	1.43	1.82

Diluted earnings per share	$1.21	1.42	1.81

Dividend per share	$1.06	1.02	0.98

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity
Balance at December 31, 2001	$1,209	127,937	115,388	3,404	838,569	(175,700)	910,807
Net income	—	—	—	—	154,366	—	154,366
Cash dividends - common stock ($0.98 per share)	—	—	—	—	(83,617)	—	(83,617)
Cash dividends - preferred stock	—	—	—	—	(80)	—	(80)
Options exercised (354,395 shares)	—	—	(4,055)	—	—	9,329	5,274
Preferred stock converted (13,310 shares)	(116)	—	(198)	—	—	314	—
Debentures converted (8,296 shares)	—	—	(154)	—	—	226	72
Treasury shares purchased (908,800 shares)	—	—	—	—	—	(22,993)	(22,993)
Deferred compensation trust (38,428 shares)	—	—	1,011	—	—	(1,011)	—
Net unrealized gain on investment securities	—	—	—	23,552	—	—	23,552
Minimum pension liability adjustment	—	—	—	(23,032)	—	—	(23,032)
Other	—	—	308	—	—	—	308

Balance at December 31, 2002	1,093	127,937	112,300	3,924	909,238	(189,835)	964,657
Net income	—	—	—	—	120,969	—	120,969
Cash dividends - common stock ($1.02 per share)	—	—	—	—	(86,645)	—	(86,645)
Cash dividends - preferred stock	—	—	—	—	(70)	—	(70)
Options exercised (196,844 shares)	—	—	(735)	—	—	4,087	3,352
Preferred stock converted (121,314 shares)	(1,093)	—	(1,740)	—	—	2,777	(56)
Debentures converted (9,660 shares)	—	—	(119)	—	—	204	85
Treasury shares purchased (109,000 shares)	—	—	—	—	—	(2,036)	(2,036)
Deferred compensation trust (18,208 shares)	—	—	449	—	—	(449)	—
Net unrealized loss on investment securities	—	—	—	(34,804)	—	—	(34,804)
Minimum pension liability adjustment	—	—	—	21,405	—	—	21,405
Other	—	—	318	—	—	—	318

Balance at December 31, 2003	—	127,937	110,473	(9,475)	943,492	(185,252)	987,175
Net income	—	—	—	—	103,214	—	103,214
Cash dividends - common stock ($1.06 per share)	—	—	—	—	(89,904)	—	(89,904)
Options exercised (237,001 shares)	—	—	(681)	—	—	5,664	4,983
Debentures converted (227 shares)	—	—	(4)	—	—	6	2
Treasury shares purchased (767,965 shares)	—	—	—	—	—	(20,159)	(20,159)
Deferred compensation trust (200 shares)	—	—	46	—	—	(46)	—
Net unrealized loss on investment securities	—	—	—	(4,731)	—	—	(4,731)
Minimum pension liability adjustment	—	—	—	(2)	—	—	(2)
Other	—	—	679	—	—	—	679

Balance at December 31, 2004	$—	127,937	110,513	(14,208)	(956,802)	(199,787)	981,257

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Operating Activities
Net income	$103,214	120,969	154,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,923	102,211	98,628
Provision for depreciation and amortization	13,817	14,875	15,379
Amortization of investment securities premiums, net	7,037	11,498	3,374
Accretion of income for lease financing	(6,836)	(10,935)	(14,336)
(Gains) losses on sales of investment securities, net	2,997	(5,574)	(8,445)
Deferred federal income taxes	(27,962)	8,863	10,134
Decrease in interest receivable	398	11,482	162
Decrease in interest payable	(3,596)	(10,768)	(5,195)
Originations of loans held for sale	(412,378)	(1,032,652)	(795,997)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	426,822	1,139,238	668,854
Losses on sales of loans, net	482	64	2,074
(Increase) decrease in other real estate and other property	2,162	6,703	(753)
(Increase) decrease in other prepaid assets	1,632	(13,237)	(319)
Increase (decrease) in accounts payable	15,504	(10,464)	12,057
Increase in bank owned life insurance	(12,249)	(12,618)	(13,073)
Amortization of intangible assets	889	889	888
Other changes	(477)	(14,009)	(14,022)

NET CASH PROVIDED BY OPERATING ACTIVITIES	185,379	306,535	113,776

Investing Activities
Dispositions of investment securities:
Available-for-sale - sales	374,934	1,031,654	533,822
Available-for-sale - maturities	600,482	1,100,362	639,929
Purchases of investment securities available-for-sale	(792,474)	(2,736,454)	(1,627,757)
Net decrease in loans and leases, except sales	57,266	546,193	86,278
Decrease in capitalized software	2,114	1,833	1,876
Purchases of premises and equipment	(16,844)	(11,787)	(11,454)
Sales of premises and equipment	908	4,115	6,831

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	226,386	(64,084)	(370,475)

Financing Activities
Net increase in demand accounts	192,050	77,677	171,054
Net increase (decrease) in savings and money market accounts	(76,755)	378,904	139,218
Net decrease in certificates and other time deposits	(252,632)	(665,056)	(138,413)
Net increase (decrease) in securities sold under agreements to repurchase	(189,333)	304,983	207,891
Net increase (decrease) in wholesale borrowings	(10,014)	(288,108)	21,841
Cash dividends - common and preferred	(89,904)	(86,715)	(83,697)
Purchase of treasury shares	(20,159)	(2,036)	(22,993)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	4,985	3,381	5,346

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(441,762)	(276,970)	300,247

Increase (decrease) in cash and cash equivalents	(29,997)	(34,519)	43,548
Cash and cash equivalents at beginning of year	199,049	233,568	190,020

Cash and cash equivalents at end of year	$169,052	199,049	233,568

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the year for:
Interest, net of amounts capitalized	$75,379	84,536	95,556

Federal income taxes	$37,332	77,230	49,441

Non-cash activity:
Increase in premises and equipment and other liabilities due to consolidation of synthetic lease under FIN 46 (Note 1 and 8)	$—	10,000	—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

As of and for the years ended December 31, 2004, 2003 and 2002 (Dollars in thousands )

     FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 163 banking offices in 24 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1. Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the more significant accounting policies.

(a) Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its subsidiaries: FirstMerit Bank, N.A., Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., and SF Development Corp and Realty Facility Holdings XV, L.L.C. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

(c) Critical Accounting Policies

Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operation. Note 4 (Allowance for Loan Losses) provides considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 11 (Federal Income Taxes). Note 6 (Mortgage Servicing Activity) discusses the Corporation’s basis for accounting for mortgage servicing right, which is based on a discounted cash flow model. Derivative instruments and hedging activities are described more fully in this Section (r) and Note 16 (Fair Value of Financial Instruments) as well as Note 17 (Financial Instruments with Off-Balance-Sheet Risk). A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans).

(d) Investment Securities

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, and securities-available-for-sale and trading are measured at fair value. Adjustment to fair value of the securities classified as available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon sale and are determined by the specific identification method. Debt securities are adjusted for amortization of premiums and accretion of discounts using the interest method. Securities are accounted for on a trade date basis.

The Corporation’s investment portfolio is designated as available-for-sale. Classification as available-for-sale allows the Corporation to sell securities to fund liquidity and manage the Corporation’s interest rate risk.

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances on deposit with correspondent banks and checks in the process of collection.

(f) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or useful lives, whichever is shorter.

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

(h) Loans Held for Sale

Loans classified as held for sale are generally originated with that purpose in mind. As a result, these loans are carried at the lower of aggregate cost or market value less costs to dispose by loan type. Loan origination fees and certain direct costs incurred to extend credit are deferred and added to the carrying value of the loan. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

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

(k) Nonperforming Loans

With the exception of certain consumer and residential real estate loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Interest on residential real estate loans is accrued until Management deems it uncollectible based upon the specific identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain consumer loans, residential real estate loans, and lease financing assets classified as non accrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

(l)Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses in the portfolio. The Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective, and is based upon significant judgments and estimates, including the amounts and timing of cash flows expected to be received or impaired loans that may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Corporation’ allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent estimation performed according to either Statement of Financial Accounting Standards No. 5 or No. 114. Management’s estimate of each component of the allowance for loan losses is based on certain observable data Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 4 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

A key element of the methodology for determining the allowance for loan losses is the Corporation’s credit-risk grading of individual commercial loans. Loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual, quarterly or rotational basis or as Management become aware of information affecting a borrower’s ability to fulfill its obligation.

(m) Mortgage Servicing Fees

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

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

(o) Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. Based on the Corporation’s modeling of the value of goodwill performed in the first quarter, 2004, no impairment of goodwill was indicated. The Corporation will perform its next annual test for impairment of goodwill prior to its March 31, 2005 Form 10-Q filing. Further detail is set forth in Note 20 to the consolidated financial statements.

(p) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customer is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust income is reported on the accrual basis of accounting.

(q) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 21 to the consolidated financial statements illustrates the Corporation’s earnings per share calculations for 2004, 2003 and 2002.

(r) Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 149, establishes accounting and reporting standard for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Corporation had interest rate swaps that were considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate liabilities to variable interest rate. The majority of these swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, then no hedge ineffectiveness can be assumed and the need to test for on-going effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. One hedge does not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, is accounted for using the “long-haul method of accounting”. The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income.

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Corporation implemented a SFAS 133 hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income.

In addition, during 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. During 2004, the Corporation began entering into swaptions and options for the same purpose as the TBA Securities. See Note 6 to the consolidated financial statements for more discussion on mortgage serving rights. In accordance with SFAS 133, the Corporation classifies and accounts for all three of these instruments as nondesignated derivatives. Accordingly, these derivatives are recorded at fair value with changes in value recorded to current period earnings in loan sales and servicing income.

(s) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the FASB issued Statement No. 140, “Accounting for Transfers and Servicing of Liabilities.” SFAS 140 replaces and carries over most of the provision of SFAS No. 125. It revises these standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

(t) Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(u) Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

As of December 31, 2004, the reserve for unfunded lending commitments of $5.8 million has been reclassified from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2004, have been reclassified to conform to the current year’s presentation. In addition, the provision for credit losses associated with the unfunded lending commitments was reclassified from the provision for loan losses to other operating expense to conform to the current year presentation.

During the year ended December 31, 2004, $3.9 million of net loan origination costs, related to mortgage loans held for sale were deferred in accordance with SFAS No. 91, and have been reclassified from salaries, wages, pension, and employee benefits expense to loan sales and servicing income. Comparable amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation, which amounted to $11.8 million and $6.8 million in 2003 and 2002, respectively.

(v) Stock-Based compensation

At December 31, 2004, the Corporation has stock based compensation plans which are described more fully in Note 13 to the consolidated financial statements. The Corporation accounts for those plans under the recognition and measurement principle of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share, along with the significant assumptions used, if the Corporation had applied the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based employee compensation.

	Years ended December 31,
	2004	2003	2002
Net income, as reported	$103,214	121,587	154,286

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(3,573)	(1,688)	(2,293)

Pro forma net income	$99,641	119,899	151,993

Pro forma EPS - Basic	$1.18	1.42	1.79
Pro forma EPS - Diluted	$1.17	1.41	1.78

Reported EPS - Basic	$1.22	1.43	1.82
Reported EPS - Diluted	$1.21	1.42	1.81

Assumptions:
Dividend yield	4.07%	4.52%	3.85%
Expected volatility	29.74%	32.63%	33.09%
Risk free interest rate	2.94-3.91%	2.59%-3.38%	3.53%-4.76%
Expected lives	5 years	3 - 5 years	4 - 7 years

(w) Recently Issued Accounting Standards

During December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R required companies to expense the fair value of employee stock options and is effective for the first fiscal quarter beginning after June 15, 2005. Management plans to adopt SFAS 123R effective July 1, 2005 and is presently analyzing the alternative transition methods and option pricing models that are available under the new standard.

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investments is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The disclosures about unrealized losses that have not been recognized as other-than-temporary impairments have not been deferred and appear in Footnote 2 (Investment Securities) of these consolidated financial statements.

On March 9, 2004 the SEC issued SEC Staff Accounting Bulletin No. 105 (“SAB 105”) which summarized the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB 105, the Corporation did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB 105 did not have a material effect on the Corporation’s financial results.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, (“SOP 03-3”) “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Modernization Act”), which introduces a prescription drug benefit under Medicare into law. On May 19, 2004, FASB issued FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS No. 106-2”) which provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. The Corporation early adopted this FSP in the first quarter of 2004 and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of January 1, 2004. This change is more fully described in Note 12 of these consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation did not enter into or modify any financial instruments after May 31, 2003 that would be classified as equity and subject to the provisions of SFAS No. 150. The Corporation has previously classified its corporation-obligated mandatorily redeemable preferred capital securities as a liability since acquiring these securities with the acquisition of Signal Corp in 1999 and related payment to holders has been classified as interest cost. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS 148 is an amendment of SFAS No. 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation currently accounts for stock-based employee compensation under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees.”

In November, 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. The recognition requirements of FIN 45 were effective for December 31, 2002. Significant guarantees that have been entered into by the Corporation are disclosed in Note 17 to the consolidated financial statements. The recognition requirements of FIN 45 have been applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of the recognition provisions did not have a material impact on the Corporation’s statements of financial condition, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on ho w to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective immediately for entities created after January 31, 2003. The Corporation did not create any entities post January 31, 2003 that would be affected by the provision of FIN 46.

In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.

As required by FIN 46, the Corporation assessed its relationships with arrangements with legal entities formed prior to February 1, 2003 to identify VIEs in which the Corporation holds a significant variable interest and to determine if the Corporation should therefore consolidate or “de-consolidate” these entities. As detailed in Footnote 10 in the consolidated financial statements, the Corporation has a fully consolidated subsidiary trust that issued corporation-obligated mandatorily redeemable preferred capital securities. These securities are carried as liabilities (wholesale borrowings) on the Corporation’s balance sheets. During 1998 and 1999, the Corporation acquired 57.2% of these securities in the open market. Management believes that the Corporation is the primary beneficiary of these trust-preferred securities and the securities are properly consolidated under FIN 46 and its revised interpretations.

As required by FIN 46, the Corporation also evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building. It was determined that the entity, which holds the leasehold rights, qualified as a VIE and should be consolidated. The consolidation primarily affected the Corporation’s balance sheet by a $10.0 million increase to buildings offset by a $10.0 million increase to other liabilities. A cumulative effect adjustment of $0.69 million after tax was recorded to adjust for depreciation expense and interest expense, entries reversing previously recorded rent expense from March 2001 through December 31, 2003 and the expensing of leasehold improvements previously capitalized.

During December 2003, the FASB issued SFAS No. 132 (revised 2003) “Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This statement revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions”, No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106 “Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. These additional disclosures have been included in Note 12 to the consolidated financial statements.

2. Investment Securities

     The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2004
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$870,616	283	10,232	860,667
Obligations of state and political subdivisions	102,052	3,026	29	105,049
Mortgage-backed securities	1,653,544	6,075	18,076	1,641,543
Other securities	253,577	1,064	1,460	253,181

	$2,879,789	10,448	29,797	2,860,440

As of December 31, 2003
Available for sale:
U.S. Treasury securities and U.S. Government agency obligations	$755,757	1,999	8,064	749,692
Obligations of state and political subdivisions	95,743	3,763	52	99,454
Mortgage-backed securities	1,954,931	13,699	17,685	1,950,945
Other securities	267,140	1,640	7,374	261,406

	$3,073,571	21,101	33,175	3,061,497

     At December 31, 2004 and 2003, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock amounted to $8.6 million, $102.8 million and $8.6 million, $98.7 million, respectively, and included in other securities in the preceeding table.

     FRB and FHLB stock are classified as a restricted investment, carried at cost, and its value is determined by the ultimate recoverability of par value.

     The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$106,086	106,168
Due after one year through five years	2,453,879	2,433,730
Due after five years through ten years	181,261	180,972
Due after ten years	138,563	139,570

	$2,879,789	2,860,440

     The estimated weighted average life of the portfolio at year-ends 2004 and 2003 was 4.1 and 4.3 years, respectively. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     Proceeds from sales of securities during the years 2004, 2003 and 2002 were $374.9 million, $1.0 billion, and $533.8 million, respectively. Gross gains of $3.8 million, $11.7 million and $8.5 million and gross losses of $6.8 million, $6.2 million and $0.04 million were realized on these sales, respectively.

     During the year ended December 31, 2004, the Corporation recorded a non-cash charge of $5.8 million related to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock with a face value of $25.0 million. In light of recent events at FHLMC and FNMA, and the difficulty in accurately projecting the future recovery period of the securities, the Corporation now believes this unrealized loss is an other-than-temporary impairment in accordance with SFAS No. 115. These investment grade securities are held as part of the available for sale portfolio; therefore, the unrealized losses have already been recorded as a reduction in other comprehensive income and no additional charges to capital are required.

     The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $1.9 billion and $2.0 billion at December 31, 2004 and December 31, 2003, respectively.

      At December 31, 2004, 2003 and 2002 the net amortization of premiums and accretion of discounts amounted to $7.0 million, $11.5 million and $5.4 million, respectively.

     The fair value of the investment portfolio is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the portfolio to changes in interest rate. There is an inverse relationship to changes in the fair value of the investment portfolio with changes in interest rates, meaning that when rates increase the value of the portfolio will decrease. Conversely, when rates decline the value of the portfolio will increase. Credit risk arises from the extension of credit to a counterparty, in this case a purchase of corporate debt in security form, and the possibility that the counterparty may not meet its contractual obligations. The Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury Securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities.

     On September 30, 2004, the Emerging Issues Task Force, (“EITF”) of the FASB, issued a final FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1. This accounting guidance prescribed the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The requirement of a tabular and narrative disclosure of the unrealized losses that have not been recognized as other-than-temporary impairments has not been deferred. The table below shows that the unrealized loss on $1.8 billion of securities is $29.8 million. Of this total, 42 securities representing $660.7 million of market value possess a current fair value that is $19.3 million below its carrying value. These 42 positions have fair values lower than their carrying values for a period of time equal to or exceeding 12 months. Management believes that due to the credit worthiness of the issuers and the fact that the Corporation has the intent and ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values are temporary in nature.

	At December 31, 2004
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities and U.S. Government agency obligations	$536,438	(6,175)	162,747	(4,057)	11	699,185	(10,232)
Obligations of states and political subdivisions	611	(2)	1,715	(27)	2	2,326	(29)
Mortgage-backed securities	560,187	(4,160)	455,784	(13,916)	21	1,015,971	(18,076)
Other securities	14,476	(123)	40,492	(1,337)	8	54,968	(1,460)

Total temporarily impaired securities	$1,111,712	(10,460)	660,738	(19,337)	42	1,772,450	(29,797)

	At December 31, 2003
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities and
U.S. Government agency obligations	$476,243	(8,064)	—	—	—	476,243	(8,064)
Obligations of states and political subdivisions	2,839	(52)	—	—	—	2,839	(52)
Mortgage-backed securities	957,478	(17,685)	—	—	—	957,478	(17,685)
Other securities	41,489	(4)	88,513	(7,370)	16	130,002	(7,374)

Total temporarily impaired securities	$1,478,049	(25,805)	88,513	(7,370)	16	1,566,562	(33,175)

3. Loans

Loans outstanding by categories are as follows:

	As of December 31,

	2004	2003	2002
Commercial loans	$3,285,012	$3,352,014	3,430,396
Mortgage loans	639,715	614,073	560,510
Installment loans	1,598,588	1,668,421	1,564,588
Home equity loans	676,230	637,749	597,060
Credit card loans	145,042	144,514	141,575
Manufactured housing loans	—	—	713,715
Leases	88,496	134,828	206,461

	$6,433,083	$6,551,599	7,214,305

     Within the commercial loan category, commercial real estate construction loans totaled $494.1 million, $449.3 million and $406.5 million at December 31, 2004, 2003 and 2002, respectively. The allowance for loan losses associated with these loans was approximately $3.9 million $5.0 million and $4.4 million at December 31, 2004, 2003 and 2002, respectively. Single-family real estate construction loans and their related allowance for loan losses were relatively immaterial at December 31, 2004, 2003 and 2002.

     Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 4 to the consolidated financial statements.

     The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	Years ended December 31,
	2004	2003	2002
Aggregate amount at beginning of year	$32,964	31,645	31,459
Additions (deductions):
New loans	4,172	7,822	8,901
Repayments	(7,940)	(7,054)	(8,570)
Changes in directors and their affiliations	(15,020)	551	(145)

Aggregate amount at end of year	$14,176	$32,964	31,645

4. Allowance for Loan Losses

     The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” for pools of loans and Statement No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan,” for individually impaired loans.

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

     SFAS 5 components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans over the remaining life of the pool.

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

     Once it is determined that it is probable an individual loan is impaired, the Corporation measures the amount of impairment for the loan using the expected future cash flows of the loan discounted at the loan’s effective interest rate or based upon the fair value of the underlying collateral.

     The following table summarizes the investment in impaired loans and the related allowance:

	Years ended December 31,
	2004	2003	2002
Impaired loans with allowance	$22,395	50,254	36,566
Related allowance	$4,870	11,951	14,173
Impaired loans without allowance	$11,436	2,120	25,657
Total impaired loans	$33,831	52,374	62,223
Average impaired loans	$43,080	70,089	72,407
Interest income recognized during the period	$136.0	164.9	193.0

     At December 31, 2004, 2003 and 2002, the investment in nonaccrual loans was $40,516, $73,604 and $82,283, respectively. At December 31, 2004, 2003 and 2002, loans past due 90 or more and accruing interest was $20,703, $27,515 and $43,534.

     During the first quarter of 2004, the Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s charge-offs. Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio.

     During December 2004, the Corporation reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation. In addition, the provision for credit losses associated with unfunded landing commitments were reclassified from the provision for loan losses to other expense to conform to the current year presentation. Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
Allowance for Loan Losses	2004	2003	2002
Balance at January 1,	$91,459	116,634	119,784
Additions (deductions):
Allowance related to loans sold	(12,671)	(29,427)	—
Reclassification to lease residual reserve	—	—	(2,540)
Provision for loan losses	73,923	102,273	97,923
Loans charged off	(78,999)	(119,877)	(120,325)
Recoveries on loans previously charged off	23,584	21,856	21,792

Balance at December 31,	$97,296	91,459	116,634

     The reserve for unfunded commitments is presented below:

	Years Ended December 31,
Reserve for Unfunded Lending Commitments	2004	2003	2002
Balance at January 1,	$6,094	6,156	5,451
Provision for credit losses	(320)	(62)	705

Balance at December 31,	$5,774	6,094	6,156

5. Manufactured Housing

     On December 1, 2003, the Corporation sold the entire $621 million portfolio of manufactured housing loans to Vanderbilt. This was the final step to the strategy initiated in October 2001, when the Corporation announced its intent to exit the manufactured housing lending business and stopped origination of new manufactured housing contracts (“MH contracts”.) Initially, the collection and recovery aspect of servicing existing MH contracts was retained as well as servicing for certain manufactured housing loans underlying asset-backed securities.

     As a condition of the 2003 sale, Vanderbilt assumed collection and recovery activities for all manufactured housing loans in the purchased portfolio.

     A portion of the proceeds of the sale were used to retire $221 million in Federal Home Loan Bank borrowings, which represented the long-dated funding supporting the MH portfolio.

     The following table summarizes the impact on earnings of the transaction:

Loan discount to Vanderbilt	$(21,705)
Loan loss reserve assigned to underlying loans	22,918
Other related assets written-off	(6,270)
Severance and cost of sale	(820)

Subtotal	(5,877)

Prepayment of FHLB debt	(22,353)

Total pre-tax charge	$(28,230)

     Reflected in the consolidated statements of income and comprehensive income for the year ended December 31, 2003 as follows:

Other expenses	$26,204
Loss on the sale of securities	2,026

Total pre-tax charge	$28,230

     The estimated severance payments of $0.5 million were substantially paid before December 31, 2003.

6. Mortgage Servicing Rights and Mortgage Servicing Activity

     The Corporation allocates a portion of total costs of the loans originated or purchased that it sells to servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Servicing rights are amortized over the average life of the loans using a discounted cash flow method.

     The components of mortgage servicing rights are as follows:

	Years Ended December 31,
	2004	2003	2002
Balance at beginning of year, net of valuation allowance	$18,127	12,820	15,270
Additions	4,398	11,675	7,597
Scheduled amortization	(4,659)	(11,558)	(4,740)
Less: Changes in valuation allowance	395	5,190	(5,307)

Balance at end of year, net of valuation allowance	$18,261	18,127	12,820

     In 2004, 2003 and 2002, the Corporation’s income before federal income taxes was decreased by approximately $0.1 million, increased by $5.3 million and decreased by $2.5 million, respectively, as a result of mortgage servicing rights activity.

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.2 million, $0.6 million and $5.8 million at December 31, 2004, 2003 and 2002, respectively.

     The aggregate gains on sales of mortgage loans was $0.16 million $5.7 million and $2.7 million for years ended 2004, 2003 and 2002, respectively.

     At year-ends 2004, 2003 and 2002, the Corporation serviced mortgage loans for outside investors of approximately $2.0 billion, $2.1 billion and $1.8 billion, respectively. The following table provides servicing information for the year-ends indicated:

	Years Ended December 31,
	2004	2003	2002
Balance, January 1,	$2,060,634	1,821,168	1,823,878

Additions:
Loans originated and sold to investors	412,539	1,129,533	656,293

Reductions:
Loans sold servicing released	26,940	(22,772)	(22,069)
Regular amortization, prepayments and foreclosures	(465,660)	(867,295)	(636,934)

Balance, December 31,	$2,034,453	2,060,634	1,821,168

     At December 31, 2004, key economic assumptions and the sensitivity of current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As figures indicate, changes in the fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in a prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value of mortgage servicing rights	$19,986
Expected weight-average life (in months)	72.8

Prepayment speed assumption (annual CPR)	17.8%
Decrease in fair value from 10% adverse change	$944
Decrease in fair value from 25% adverse change	2,217

Discount rate assumption	9.6%
Decrease in fair value from 100 basis point adverse change	$573
Decrease in fair value from 200 basis point adverse change	1,107

     The following table shows the estimated future amortization for mortgage servicing rights based on existing assets at December 31, 2004:

Years Ended	Mortgage
December 31,	Servicing Rights
2005	$4,440
2006	3,400
2007	2,569
2008	1,957
2009	1,500
more than 5 years	4,395

$18,261

     Mortgage servicing rights are amortized in proportion to and over the period of estimated servicing income.

7. Restrictions on Cash and Dividends

     The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $15.7 million during 2004. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2004, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

     Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2004 were restricted, by the regulatory agencies, principally to the total of 2004 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount. As of year-end 2004 FirstMerit Bank had an additional $49.2 million available to pay dividends without regulatory approval.

8. Premises and Equipment

     The components of premises and equipment are as follows:

	At December 31,		Estimated
	2004	2003	useful lives
Land	$20,885	19,729	—
Buildings	128,689	123,809	10-35 yrs
Equipment	101,503	95,828	3-15 yrs
Leasehold improvements	17,444	15,739	1-20 yrs

	268,521	255,105

Less accumulated depreciation and amortization	147,323	136,026

	$121,198	119,079

     Amounts included in other expense on the face of the consolidated statement of income and Comprehensive income for depreciation and amortization aggregated $13.8 million, $14.9 million and $15.4 million for the years ended 2004, 2003 and 2002, respectively.

     As discussed in Note 1 to the consolidated financial statements, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which significantly changes how the Corporation determines whether an entity must be consolidated. As required by FIN 46, the Corporation evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building and determined that the entity which holds the leasehold rights qualified as a variable interest entity and should be consolidated. The December 2003 adoption of FIN 46 primarily affected the Corporation’s balance sheet with $10 million being recorded to buildings offset by $10 million increase to other liabilities. A cumulative effect adjustment of $0.69 million after tax was recorded to adjust for depreciation expense and interest expense, entries reversing previously recorded rent expense from March 2001 through December 2003 as well as the expensing of leasehold improvements previously capitalized.

9. Certificates and Other Time Deposits

     The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2004 and 2003 were $748.9 million and $650.4 million, respectively. Interest expense on these certificates and time deposits amounted to $14.9 million in 2004, $15.2 million in 2003, and $26.9 million in 2002.

10. Securities Sold under Agreements to Repurchase and Wholesale Borrowings

     The average balance of securities sold under agreements to repurchase for the years ended 2004, 2003 and 2002 amounted to $1,447,629, $1,226,648 and $980,393, respectively. In 2004, the weighted average annual interest rate amounted to 1.81%, compared to 1.55% in 2003 and 1.73% in 2002. The maximum amount of these borrowings at any month end totaled $1,673,531 during 2004, $1,525,804 during 2003 and $1,226,881 in 2002.

     The average balance of wholesale borrowings for the years ended 2004, 2003 and 2002 amounted to $307,867, $541,251 and $581,866 respectively. In 2004, the weighted average annual interest rate amounted to 5.68%, compared to 5.84% in 2003 and 6.08% in 2002. The maximum amount of these borrowings at any month end totaled $320,744 during 2004, $600,138 during 2003 and $600,300 in 2002.

     At December 31, 2004, 2003, and 2002, securities sold under agreements to repurchase totaled $1,336,471, $1,525,804 and $1,220,821, respectively. At December 31, 2004 the maturities ranged from one day to five years. They are collateralized by securities of the U.S. Government or its agencies.

     The wholesale borrowings components and their respective terms are as follows:

     During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors.

     At December 31, 2004, 2003 and 2002, the Corporation had $127,237, $122,012 and $379,763, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The balances of the FLHB advances outstanding at year-end 2004 included: $21,841 with maturities from one to five years and $105,396 with maturities over five years. The FHLB advances have interest rates that range from 2.00% to 7.15% during 2004 and 2003.

     At December 31, 2004, the Corporation had a $20,000 line of credit with a financial institution. At year-end 2004, the line had no outstanding balance. At year-ends 2003 and 2002, the Corporation had a $40,000 line of credit with a financial institution. At year-end 2003, the line had an outstanding balance of $10,000 with a corresponding interest rate of 1.42%. At year-end 2002, the line was fully drawn with an outstanding balance of $40,000 and a corresponding interest rate of 1.69%. The line carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points.

     The lines of credit in existence at December 31, 2004, 2003 and 2002 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of all three years.

     At year-ends 2004, 2003 and 2002, the Corporation had $477, $5,479 and $5,564, respectively, of convertible bonds outstanding. The first of two sets of convertible bonds totaling $477 at year-end 2004, $479 at year-end 2003, and $564 at year-end 2002, consists of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity. The second set of convertible bonds, totaled $5,000 at year-ends 2003 and 2002, carries an interest rate of 9.13%. This second set of bonds matured and were redeemed or converted in accordance with their contractual terms during 2004.

     At December 31, 2004, 2003 and 2002, other borrowings totaled $1,056, $2,097 and $3,522, respectively. These borrowings carry interest rates ranging from 7.82% through 9.50% during 2004 and 2003.

     During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated, when they represent intercompany transactions, in the consolidated financial statements and the related notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2004, 2003 and 2002.

     Residential mortgage loans totaling $677 million, $697 million and $946 million at year-ends 2004, 2003 and 2002, respectively, were pledged to secure FHLB advances.

     Federal Home loan Mortgage Corporation (“FHLMC”) Preferred Stock of approximately $8.7 million was pledged against the line of credit with no outstanding balance at year-end 2004.

     FHLMC Preferred Stock of approximately $9.2 million and corporate bonds of other financial institutions totaling $37.3 million were pledged against the line of credit outstanding of $10.0 million at year-end 2003.

     FHLMC Preferred Stock of approximately $9.6 million and corporate bonds of other financial institutions totaling $24.1 million were pledged against the line of credit outstanding of $40.0 million at year-end 2002.

Contractual Maturities

     The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2004:

			One to
		One Year	Three	Three to	Over Five
	Total	or Less	Years	Five Years	Years
Long-term debt
Bank notes	$150,000	—	—	—	150,000
FHLB advances	127,237	—	21,551	290	105,396
Capital securities	21,450	—	—	—	21,450
Other	1,056	105	155	—	796

Total long-term debt	299,743	105	21,706	290	277,642

Short-term debt
Securities sold under agreements to repurchase	1,336,471	1,336,471	—	—	—
Convertible subordinated debentures	477	477	—	—	—

Total short-term debt	1,336,948	1,336,948	—	—	—

Total	$1,636,691	1,337,053	21,706	290	277,642

     The following table provides further detail of the maturities of securities sold under agreements to repurchase:

At December 31,
2004
Overnight	$444,290
Up to thirty days	406,628
Thirty day to ninety days	41,033
Over ninety days	444,520

1,336,471

11. Federal Income Taxes

     Federal income tax expense is comprised of the following:

	Years ended December 31,
	2004	2003	2002
Taxes currently payable	$63,986	44,076	70,522
Deferred expense (benefit)	(27,962)	8,863	(2,548)

	$36,024	52,939	67,974

     Actual Federal Income Tax Expense differs from the statutory tax rate as shown in the following table :

	Years ended December 31,
	2004	2003	2002
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(1.1)	(0.9)	(0.8)
Reduction of excess tax reserves	(3.3)	—	(0.7)
Bank owned life insurance	(3.1)	(2.7)	(2.0)
Low income housing tax credit	(1.0)	(0.8)	(0.6)
Dividends received deduction	(0.1)	(0.1)	(0.2)
Non-deductible meals and entertainment	0.3	0.2	0.2
Other	(0.8)	(0.4)	(0.2)

Effective tax rate	25.9%	30.3%	30.7%

      Income tax expense as reflected in the preceeding table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $4.5 million, $4.8 million and $5.6 million in 2004, 2003 and 2002, respectively, and are recorded in other operating expense in the statements of income and comprehensive income.

     Principal components of the Corporation’s net deferred tax liability are summarized as follows:

	Years Ended
	December 31,
	2004	2003
Deferred tax assets:
Allowance for credit losses	$36,068	34,144
Employee benefits	616	502
REMIC	9,053	10,094
Available for sale securities	8,805	4,225

	54,542	48,965

Deferred tax liabilities:
Leased assets and depreciation	(14,041)	(38,338)
FHLB stock	(19,488)	(18,474)
Loan fees and expenses	(5,365)	(5,470)
Other	(633)	(2,178)

	(39,527)	(64,460)

Total net deferred tax asset (liability)	$15,015	(15,495)

     The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years ended
	December 31,
	2004	2003
Deferred tax changes reflected in other comprehensive income	$2,548	19,618
Deferred tax changes reflected in Federal income tax expense	27,962	(8,863)

Net change in deferred taxes	$30,510	10,755

      The Internal Revenue Service completed their examination of the Corporation’s tax returns for the years ended 1999 and 2000. The Corporation resolved anticipated issues at less than previous expectations and was able to record a $4.6 million reduction in income tax expense, consisting of $2.5 million related to issues resolved within the 1999/2000 audit and $2.1 million related to reserves no longer required related to similar issues (bank owned life insurance) in subsequent years.

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

     The Corporation also sponsors a benefit plan which presently provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporation’s medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time. .

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

     The Corporation uses a September 30 measurement date for the majority of its plans.

     The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Change in Benefit Obligation

Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$134,951	112,809	99,290	42,821	37,295	33,238
Service cost	7,447	6,668	5,346	768	1,294	1,124
Interest cost	8,402	7,387	7,043	2,006	2,449	2,348
Plan amendments	(201)	—	332	(11,963)	—	—
Effect of settlement	—	—	(1,325)	—	—	—
Participant contributions	—	—	—	469	577	354
Actuarial gain (loss)	7,900	14,962	8,933	(5,042)	3,605	2,280
Benefits paid	(7,930)	(6,875)	(6,810)	(2,352)	(2,399)	(2,050)

PBO/APBO, end of year	$150,569	134,951	112,809	26,707	42,821	37,294

Change in Plan Assets

Fair Value of Plan Assets, beginning of year	$106,941	70,077	83,277	—	—	—
Actual return on plan assets	10,216	10,570	(8,033)	—	—	—
Participant contributions	—	—	—	469	577	354
Employer contributions	8,760	33,169	1,643	1,883	1,822	1,696
Benefits paid	(7,930)	(6,875)	(6,810)	(2,352)	(2,399)	(2,050)

Fair Value of Plan Assets, end of year	$117,987	106,941	70,077	—	—	—

Funded Status	$(32,582)	(28,010)	(42,732)	(26,707)	(42,821)	(37,294)
Unrecognized transition (asset) obligation	—	(35)	(70)		5,622	6,246
Prior service costs (benefit)	1,093	1,555	1,829	(6,092)	—	—
Cumulative net loss	67,188	60,421	47,382	3,769	9,179	5,716
Post-measurement date contributions	134	—	—	—	—	—

(Accrued) prepaid pension/ postretirement cost	$35,833	33,931	6,409	(29,030)	(28,020)	(25,332)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$39,691	37,121	—	—	—	—
Accrued benefit liability	(8,976)	(7,409)	(18,638)	(29,030)	(28,020)	(25,332)
Intangible asset	2,193	1,710	2,013	—	—	—
Accumulated other comprehensive income	2,791	2,509	23,034	—	—	—
Post-measurement date contributions	134	—	—	—	—	—

Net amount recognized	$35,833	33,931	6,409	(29,030)	(28,020)	(25,332)

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions as of December 31

Discount Rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Long-term rate of return on assets	8.75%	9.00%	9.00%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.75%	—	—	—
Medical trend rates - non-medicare risk Pre-65	—	—	—	9.0% to 7.0%	9.5% to 7.0%	10.0% to 7.0%
Medical trend rates - non-medicare risk Post-65	—	—	—	9.0% to 7.0%	9.5% to 7.0%	10.0% to 7.0%
Medical trend rates - medicare risk HMO Post-65	—	—	—	12.0% to 7.0%	15.0% to 7.0%	20.0% to 7.0%

          For measurement purposed, the assumed annual rate increase in the per capita cost of covered health care benefits was 9.5% in 2004, decreased gradually to seven percent in 2009 and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$118	($97)
Effect on postretirement benefit obligation for health care benefits	$634	($585)

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Pension/Postretirement Cost

Service cost	$7,447	6,667	5,346	768	1,294	1,124
Interest cost	8,402	7,387	7,043	2,006	2,448	2,348
Expected return on assets	(11,448)	(8,951)	(10,313)	—	—	—
Amortization of unrecognized
Transition (asset) obligation	(35)	(35)	(35)	156	625	624
Prior service costs	261	274	500	(406)	—	—
Cumulative net loss	2,231	305	50	369	142	9

Net periodic pension/postretirement cost	$6,858	5,647	2,591	2,893	4,509	4,105

     The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straight-line basis.

     Accumulated Benefit Obligation for the Corporation’s pension plan was $126.1 million, $114.2 million, and $88.7 million for the periods ended December 31, 2004, 2003 and 2002, respectively.

Plan Assets

     The Corporation’s pension plan weighted-average allocations at September 30, 2004, 2003 and 2002 (measurement date) by asset category are as follows:

	Plan Assets
Asset Category	2004	2003	2002
Cash and money market funds	4.08%	29.21%	1.92%
U.S. Treasury obligations	9.98	6.19	14.81
U.S. government agencies	6.82	4.92	9.49
Corporate bonds	14.71	8.78	13.25
Domestic equity mutual funds	64.41	50.90	60.53

	100.00%	100.00%	100.00%

     The Corporation’s pension administrative committee (“Committee”) has developed a “Statement of Investment Policies and Objectives” (“Statement”) to assist FirstMerit and the investment managers of the pension plan in effectively supervising and managing the assets of the pension plan. The investment philosophy contained in the Statement sets the investment time horizon as long term and the risk tolerance level as slightly above average while requiring diversification among several asset classes and securities. Without sacrificing returns, or increasing risk, the Statement recommends a limited number of investment manager relationships and permits both separate accounts and commingled investments vehicles. Based on the demographics, actuarial/funding situation, business and financial characteristics and risk preference, the Statement defines that the pension fund as a total investor return and accordingly current income is not a key goal of the plan.

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

Asset Class	Target	Range
Large Cap U.S. Equity	35.00%	30%- 40%
Small/Mid Cap U.S. Equity	15.00	12%-18%
International Equity	15.00	12%-18%

Total Equity	65.00	55%-65%
Fixed Income	35.00	30%-40%
Cash Equivalents	0.00	0%-5%

	100.00%

      During September 2004, the Corporation contributed $7.67 million to the qualified pension plan. During September 2003, the Corporation contributed $31.6 million to the pension plan. The plans assets at September 30, 2003 show a 29.21% weighted average allocation to cash and money market funds because the September 2003 contribution had not yet be fully invested.

     The Corporation does not expect to make a contribution to its pension plan in 2005.

     At December 31, 2004, the projected benefit payments for the pension plans and the postretirement benefit plan, net of the Medicare subsidy, totaled $7.2 million and $2.4 million in 2005, $7.3 million and $2.2 million in 2006, $8.6 million and $2.3 million in 2007, $10.8 million and $2.3 million in 2008, $11.4 million and $2.3 million in 2009, and $77.6 million and $13.1 million in years 2010 through 2014, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

     The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on equities was computed using a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan’s assets, the return on the plan equity investments historically has exceeded market averages. Management estimated the rate by which the plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall future returns on equities compared to past periods.

     FirstMerit’ Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of Common Stock, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. A stock account is maintained in the name of each participant and is credited with shares of Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2004, 2003 and 2002 was $9,721, $9,927 and $9,451, respectively.

     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $3.7 million, $3.6 million and $3.2 million for 2004, 2003 and 2002, respectively.

13. Stock Options

     The Corporation’s 1982, 1992, 1997, 1999 and 2002 Stock Plans (the “Plans”) provide stock options to certain key employees (and to all full-time employees in the case of the 1999 and 2002 stock plans) for up to 5,966,556 common shares of the Corporation. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exerciseable for at least six months from date of grant.

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

     A summary of stock option activity is as follows:

	Options Available	Options	Range of Option	Average Option
	for Grant	Outstanding	Price per Share	Price per Share
December 31, 2001	1,687,683	5,139,530	4.43 - 34.00	$23.64
New shares reserved	4,000,000	—
Canceled	—	(100,834)	7.80 - 30.38	25.64
Exercised	—	(427,381)	4.43 - 27.47	17.23
Granted	(1,067,673)	1,067,673	21.76 - 29.26	27.72

December 31, 2002	4,620,010	5,678,988	7.64 - 34.00	$24.82
Canceled	—	(227,752)	15.15 - 30.38	25.84
Exercised	—	(218,240)	7.64 - 26.00	17.67
Granted	(776,698)	776,698	19.12 - 26.89	19.90

December 31, 2003	3,843,312	6,009,694	7.64 - 34.00	$24.46
Canceled	—	(313,161)	16.44 - 32.00	25.74
Exercised	—	(192,908)	11.63 - 27.47	20.30
Granted	(1,228,052)	1,228,052	23.52 - 27.67	26.21
Allocated for the future issuance of restricted shares	(575,000)	—

December 31, 2004	2,040,260	6,731,677	7.64 - 34.00	$24.84

          The ranges of exercise prices and the remaining contractual life of options as of December 31, 2004 were as follows:

Range of exercise prices	$2 - $9	$10 - $18	$19 - $26	$27 -$34
Options outstanding:
Outstanding as of December 31, 2004	5,977	540,307	4,429,606	1,755,787
Wtd-avg remaining contractual life (in years)	0.21	2.42	6.31	6.07
Weighted-average exercise price	$7.80	$14.72	$24.70	$28.37
Options exerciseable:
Outstanding as of December 31, 2004	5,977	500,307	2,815,900	1,234,909
Wtd-avg remaining contractual life (in years)	0.21	2.20	5.29	5.28
Weighted-average exercise price	$7.80	$14.58	$24.95	$28.46

     The Plans provide for the award of restricted stock which vest over a 3 to 10 year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Shares of restricted stock outstanding totaled 49,532, 35,200 and 71,900 at December 31, 2004, 2003 and 2002, respectively. Compensation expense recorded was $694, $289 and $259 during the years ended December 31, 2004, 2003 and 2002, respectively. The unearned compensation related to restricted common shares, was $747, $393 and $682 at December 31, 2004, 2003 and 2002, respectively.

14. Parent Company

     Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,
Condensed Balance Sheets	2004	2003
Assets:
Cash and due from banks	$1,396	537
Investment securities	2,404	3,368
Loans to subsidiaries	63,000	87,000
Investment in subsidiaries, at equity in underlying value of their net assets	924,028	912,693
Other assets	44,426	79,006

	$1,035,254	1,082,604

Liabilities and Shareholders’ Equity:
Convertible subordinated debt	$477	40,979
Securities sold under agreements to repurchase	—	—
Wholesale borrowings	52,699	53,503
Accrued and other liabilities	821	947
Shareholders’ equity	981,257	987,175

	$1,035,254	1,082,604

	Years ended December 31,
Condensed Statements of Income	2004	2003	2002
Income:
Cash dividends from subsidiaries	$88,238	86,470	150,606
Other income	59	352	701

	88,297	86,822	151,307
Interest and other expenses	1,027	1,489	1,814

Income before federal income tax benefit and equity in undistributed income of subsidiaries	87,270	85,333	149,493
Federal income tax (benefit)	(310)	(369)	(1,733)

	87,580	85,702	151,226

Equity in undistributed income of subsidiaries	15,634	35,267	3,140

Net income	$103,214	120,969	154,366

	Years ended December 31,
Condensed Statements of Cash Flows	2004	2003	2002
Operating activities:
Net income	$103,214	120,969	154,366
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(15,634)	(35,267)	(3,142)
Other	(292)	4,771	(100)

Net cash provided by operating activities	87,288	90,473	151,124

Investing activities:
Proceeds from maturities of investment securities	—	9,978	—
Loans to subsidiaries	(272,500)	(324,050)	(107,000)
Repayment of loans to subsidiaries	296,500	304,050	63,376
Payments for investments in and advances to subsidiaries	(299)	(975)	(206)
Purchases of investment securities	(48)	—	—

Net cash used by investing activities	23,653	(10,997)	(43,830)

Financing activities:
Net decrease in wholesale borrowings	—	(85)	(73)
Conversion of subordinated debt	(5,002)	—	—
Cash dividends	(89,904)	(86,715)	(83,697)
Proceeds from exercise of stock options	4,983	3,352	5,274
Purchase of treasury shares	(20,159)	(2,036)	(22,993)

Net cash used by financing activities	(110,082)	(85,484)	(101,489)

Net increase (decrease) in cash and cash equivalents	859	(6,008)	5,805
Cash and cash equivalents at beginning of year	537	6,545	740

Cash and cash equivalents at end of year	$1,396	537	6,545

15. Segment Information

     The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the results of the Corporation’s operations through its major line of business Supercommunity Banking. Parent Company and Others include activities that are not directly attributable to Supercommunity Banking. Included in this category are certain nonbanking affiliates and certain nonrecurring transactions. Also included are portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking. The Corporation’s business is conducted solely in the United States.

     The accounting policies of the segment are the same as those described in “Summary of Significant Accounting Policies.” The Corporation evaluates performance based on profit or loss from operations before income taxes.

     The following table presents a summary of financial results and significant performance measures for the periods depicted.

	2004
	Super -
	community	Parent Co. and
	Banking	other Subs.	Eliminations	Consolidated
	(Dollars in thousands)
Summary of operations:
Net interest income	$345,767	91,634	(86,596)	350,805
Provision for loan losses	73,732	191	—	73,923
Other income	173,532	753	—	174,285
Other expenses	311,119	804	6	311,929
Net income	100,076	110,784	(107,646)	103,214

Average balances:
Assets	10,255,165	1,270,353	(1,207,213)	10,318,305
Loans	6,489,677	3,795	—	6,493,472
Earning assets	9,501,839	1,099,648	(1,085,529)	9,515,958
Deposits	7,526,093	—	(85,859)	7,440,234
Shareholders’ equity	789,221	1,164,956	(970,648)	983,529

Performance ratios:
Return on average equity	12.68%			10.49%
Return on average assets	0.98%			1.00%
Efficiency ratio	59.09%			58.60%

	2003
	Super -
	community	Parent Co. and
	Banking	other Subs.	Eliminations	Consolidated
	(Dollars in thousands)
Summary of operations:
Net interest income	$389,008	89,948	(85,343)	393,613
Provision for loan losses	101,655	618	—	102,273
Other income	196,951	1,372	—	198,323
Other expenses	313,832	1,227	8	315,067
Net income	118,264	125,129	(122,424)	120,969

Average balances:
Assets	10,564,773	1,253,998	(1,221,217)	10,597,554
Loans	7,133,744	5,063	(134)	7,138,673
Earning assets	9,824,159	1,094,081	(1,074,026)	9,844,214
Deposits	7,755,733	—	(83,275)	7,672,458
Shareholders’ equity	779,293	1,156,882	(959,752)	976,423

Performance ratios:
Return on average equity	15.18%			12.39%
Return on average assets	1.12%			1.14%
Efficiency ratio	53.67%			53.35%

	2002
	Super -
	community	Parent Co. and
	Banking	other Subs.	Eliminations	Consolidated
	(Dollars in thousands)
Summary of operations:
Net interest income	$416,396	155,969	(150,769)	421,596
Provision for loan losses	97,923	—	—	97,923
Other income	177,922	1,642	—	179,564
Other expenses	279,893	994	10	280,897
Net income	149,229	158,885	(153,748)	154,366

Average balances:
Assets	10,364,089	1,233,419	(1,186,316)	10,411,192
Loans	7,347,446	3,977	(471)	7,350,952
Earning assets	9,664,397	1,123,620	(1,107,636)	9,685,381
Deposits	7,745,886	—	(20,276)	7,725,610
Shareholders’ equity	810,815	1,125,714	(998,937)	947,592

Performance ratios:
Return on average equity	18.40%			16.29%
Return on average assets	1.44%			1.48%
Efficiency ratio	47.35%			46.98%

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

     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

     Investment Securities – The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using the quoted market prices of comparable instruments.

     Net loans – The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

     Loans held for sale – The fair value of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties.

     Cash and due from banks – The carrying amount is considered a reasonable estimate of fair value.

     Accrued interest receivable – The carrying amount is considered a reasonable estimate of fair value.

     Mortgage servicing rights —The carrying amount is recorded at lower of cost or market in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” A discounted cash flow method was used to estimate the fair value.

     Deposits – SFAS No. 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, to be established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

     Securities sold under agreements to repurchase and wholesale borrowings – The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

     Accrued interest payable – The carrying amount is considered a reasonable estimate of fair value.

     Derivative assets and liabilities – The fair value of derivative assets and liabilities financial instruments and mortgage-related derivatives was based on quoted market prices or dealer quotes derivative assets and liabilities consist of interest rate swaps, interest rate lock commitments, forward contracts sold, TBA securities, swaptions and options. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses and premiums paid or received, and take into account master netting agreements.

     The estimated fair values of the Corporation’s financial instruments based on the assumptions previously described are shown in the following table:

	At December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Investment securities	$2,862,015	2,862,015	3,061,497	3,061,497
Net loans	6,335,787	6,333,017	6,456,104	6,506,919
Loans held for sale	48,393	48,288	61,261	61,128
Cash and due from banks	169,052	169,052	199,049	199,049
Accrued interest receivable	43,399	43,399	42,980	42,980
Mortgage servicing rights	18,261	19,986	18,012	18,482
Derivative assets	3,094	3,094	3,464	3,464

Financial liabilities:
Deposits	$7,365,447	7,372,955	7,502,784	7,551,053
Wholesale borrowings and securities sold under agreements to repurchase	1,636,691	1,669,473	1,836,842	1,881,656
Accrued interest payable	24,013	24,013	26,792	26,792
Derivative liabilities	1,890	1,890	698	698

17. Financial Instruments with Off-Balance-Sheet Risk

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, loans sold with recourse and derivative instruments. See Note 1(r) to the consolidated financial statements for more information on derivatives.

     These instruments involve, to varying degrees, elements recognized in the consolidated balance sheets. The contract or notional amount of these instruments reflects the extent of involvement the Corporation has in particular classes of financial instruments.

     The Corporation’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments.

     During December 2004, a reserve for unfunded lending commitments of $5.8 million has been reclassified from the allowance for loan losses to other liabilities. The Corporation’s process for evaluation and estimation of credit losses associated with off-balance sheet financial instruments is done at the same time and in a similar manner as the evaluation and estimation of credit losses associated with the loan portfolio.

     Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

	At December 31,
	2004	2003
Commitments to extend credit	$2,671,871	$2,510,314
Standby letters of credit and financial guarantees written	232,717	242,612
Loans sold with recourse	125,120	185,159
Derivative financial instruments:
Interest rate swaps	282,222	100,828
Interest rate lock commitments	48,888	48,365
Forward contracts sold	34,587	55,277
TBA securities	132,131	227,279
Swaptions	30,000	—
Options	35,000	—

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

     Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $79.1 million and $55.6 million at December 31, 2004 and 2003, respectively, the remaining guarantees extend in varying amounts through 2010. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

     Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments were not recorded as assets or liabilities on the balance sheets at December 31, 2004 or 2003. In the normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain asset and liability portfolios. Specifically, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities. In 2003, the Corporation implemented a hedge program to swap qualifying fixed rate commercial loans to floating rate assets. At December 31, 2004, one hundred twenty-four such transactions totaling $260.8 million have been swapped. At December 31, 2003, fifty-three such transactions totaling $79.3 million were swapped.

     Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline include interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded as fair value with changes in value recorded to current earnings in loan sales & servicing income.

     Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Corporation implemented a SFAS 133 hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with changes in value recorded to current earnings in loan sales & servicing income.

     During 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. During 2004, the Corporation began entering into swaptions and options for the same purpose as the TBA Securities. See Note 6 to the consolidated financial statements for more discussion on mortgage serving rights. In accordance with SFAS 133, the Corporation classifies and accounts for all three instruments as nondesignated derivatives. Accordingly, the derivatives are recorded at fair value with changes in value recorded to current period earnings in loan sales and servicing income.

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

     At December 31, 2004, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Years ending	Lease
December 31,	Commitments
2005	$6,216
2006	5,262
2007	4,888
2008	3,427
2009	2,277
2010-2022	8,457

$30,527

19. Goodwill and Intangible Assets

      Goodwill and intangible assets as of December 31, 2004, 2003 and 2002 are summarized as follows:

	At December 31, 2004			At December 31, 2003			At December 31, 2002
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	$5,490	$4,647	$10,137	$4,601	$5,536	$10,137	$3,712	$6,425

Unamortizable intangible assets:

Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

     Amortization expense for intangible assets was $0.89 million for both 2004 and 2003. Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, the Corporation ceased amortizing goodwill which decreased noninterest expense by $8.5 million in 2002 over 2001. The following table shows the estimated future amortization expense for deposit base intangibles based on existing asset balances at December 31, 2004.

  For the years ended:

December 31, 2005	$889
December 31, 2006	$889
December 31, 2007	$889
December 31, 2008	$573
December 31, 2009	$347

     During the first quarter of 2004, Management prepared its annual impairment testing as required under SFAS No. 142 and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

20. Earnings Per Share

     The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years ended December 31,
	2004	2003	2002
	(Dollars in thousands except share and per share data)
Basic EPS:
Income after taxes but before cumulative effect of change in accounting principle	$103,214	121,657	154,366
Cumulative effect on prior years of retroactive application of FIN 46, net of taxes	—	(688)	—

Net income	103,214	120,969	154,366
Less: preferred stock dividends	—	(70)	(80)

Net income available to common shareholders	$103,214	120,899	154,286

Average common shares outstanding	84,601,050	84,532,849	84,772,144

After-tax earnings per basic common share before cumulative effect of change in accounting principle	$1.22	1.44	1.82
Cumulative effect of change in accounting principle, net of taxes	—	(0.01)	—

Basic net income per share	$1.22	1.43	1.82

Diluted EPS:
Income available to common shareholders before cumulative effect of change in accounting principle	$103,214	121,587	154,286
Add: preferred stock dividends	—	70	80
Add: interest expense on convertible bonds, net of tax	30	31	36

	103,244	121,688	154,402

Cumulative effect on prior years of retroactive application of FIN 46, net of tax	—	(688)	—

Income used in diluted earnings per share calculation	$103,244	121,000	154,402

Average common shares outstanding	84,601,050	84,532,849	84,772,144
Add: common stock equivalents:
Stock option plans	340,118	244,744	344,453
Convertible debentures/preferred securities	54,334	151,384	199,965

Average common and common stock equivalent shares outstanding	84,995,502	84,928,977	85,316,562
After-tax earnings per diluted common share before cumulative effect of change in accounting principle	1.21	1.43	1.81
Cumulative effect of change in accounting principle, net of tax	—	(0.01)	—

Diluted net income per share	$1.21	1.42	1.81

     For the years ended December 31, 2004 and 2003, options to purchase 2.5 million shares and 4.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

22. Regulatory Matters

     The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to quantitative judgements by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2004, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

     As of year-end 2004, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized FirstMerit Bank (“Bank”) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well capitalized.”

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2004	Amount	Ratio		Amount	Ratio		Amount		Ratio
Total Capital
(to Risk Weighted Assets)	$1,119,095	14.25%	≥	$628,450	8.00%	≥	$785,562	≥	10.00%

Tier I Capital
(to Risk Weighted Assets)	$871,197	11.09%	>	314,225	4.00%	>	471,337	>	6.00%

Tier I Capital
(to Average Assets)	$871,197	8.72%	>	399,497	4.00%	>	499,372	>	5.00%

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2004	Amount	Ratio		Amount	Ratio		Amount		Ratio
Total Capital
(to Risk Weighted Assets)	$1,017,214	12.98%	≥	$627,155	8.00%	≥	$783,944	≥	10.00%

Tier I Capital
(to Risk Weighted Assets)	$771,854	9.85%	≥	313,578	4.00%	≥	470,366	≥	6.00%

Tier I Capital
(to Average Assets)	$771,854	7.75%	>	398,404	4.00%	>	498,005	>	5.00%

23. Related Party Transactions

     During 2004, 2003 and 2002 the Corporation and its subsidiaries paid or accrued fees of approximately $2.2 million, $1.9 million, and $2.1 million, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

24. Quarterly Financial Data (Unaudited)

     Quarterly financial and per share data for the years ended 2004 and 2003 are summarized as follows:

		Quarters

		First	Second	Third	Fourth
		(Dollars in thousands, except share data)
Total interest income	2004	$125,838	122,347	123,828	125,382

	2003	$149,543	143,935	139,777	134,014

Net interest income	2004	$89,002	87,107	87,372	87,324

	2003	$101,702	98,982	98,430	94,499

Provision for loan losses	2004	$40,390	14,850	9,325	9,358

	2003	$23,496	23,442	22,540	32,795

Income after income taxes but before cumulative effect of a change in accounting principle	2004	$12,706	31,028	31,111	28,369

	2003	$38,282	36,927	39,278	7,170

Net income	2004	$12,706	31,028	31,111	28,369

	2003	$38,282	36,927	39,278	6,482

Net income per basic share before cumulative effect of a change in accounting principle	2004	$0.15	0.37	0.36	0.34

	2003	$0.45	0.44	0.46	0.09

Cumulative effect of a change in accounting principle	2004	$0.00	0.00	0.00	0.00

	2003	$0.00	0.00	0.00	(0.01)

Net income per basic share	2004	$0.15	0.37	0.36	0.34

	2003	$0.45	0.44	0.46	0.08

Net income per diluted share before cumulative effect of a change in accounting principle	2004	$0.15	0.36	0.37	0.33

	2003	$0.45	0.44	0.46	0.08

Cumulative effect of a change in accounting principle	2004	$0.00	0.00	0.00	0.00

	2003	$0.00	0.00	0.00	(0.01)

Net income per diluted share	2004	$0.15	0.36	0.37	0.33

	2003	$0.45	0.44	0.46	0.07

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

     The management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. FirstMerit Corporation’s system of internal control over financial reporting contains self-monitoring mechanisms, and compliance is tested and evaluated through internal audits. Management monitors the operation of the internal control system and reports findings and recommendations to the Audit Committee of the Board of Directors. Actions are taken to correct potential deficiencies as they are identified. The Audit Committee, consisting entirely of directors who are independent under the listing standards of the Nasdaq Stock Market, meets with management, the internal auditors and the independent registered public accounting firm, reviews audit plans and results, and reviews management’s actions in discharging its responsibilities for accounting, financial reporting and internal controls.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting met those criteria and was effective.

     Our Management’s assessment of the effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
FirstMerit Corporation:

We have completed an integrated audit of FirstMerit Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Columbus, Ohio
March 4, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

     Management’s Report on Internal Control Over Financial Reporting is presented on page 79 of this Annual Report.

     There have been no changes in the Corporation’s internal controls or in other factors during the quarter ended December 31, 2004, that have materially affected or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information about the Directors of FirstMerit, see “Elections of Directors” on pages 2 through 6 of FirstMerit’s Proxy Statement dated March 17, 2005 (the “Proxy Statement”), which is incorporated herein by reference. Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”

     FirstMerit has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that covers all employees, including its principal executive, financial and accounting officers, and is posted on FirstMerit’s website www.firstmerit.com. In the event of any amendment to, or a waiver from, a provision of the Code of Ethics that applies to its principal executive, financial or accounting officers, FirstMerit intends to disclose such amendment or waiver on its website.

     The Board of Directors has determined that it has at least one “audit committee financial expert” serving on its Audit Committee. Information regarding the Audit Committee and the Audit Committee’s financial expert is incorporated by reference to the information that appears in the Proxy Statement on page 5 under the caption “Committees of the Board of Directors.”

     Disclosure by FirstMerit with respect to compliance with Section 16(a) of the Exchange Act appears on pages 5 and 6 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See “Executive Compensation and Other Information” on pages 7 through 19 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     See “Principal Shareholders” and “Election of Directors” at pages 21 and 22 and pages 2 through 6 respectively, of the Proxy Statement, which are incorporated herein by reference.

	Equity Compensation Plan Information
			Number of
			Securities
			Remaining
	Number of		Available for Future
	Securities to be		Issuance Under
	Issued upon	Weighted Average	Equity
	Exercise of	Exercise Price of	Compensation
	Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options, Warrants	securities reflected
	and Rights	and Rights	in column (a))
Plan category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders

1987	1,281	$9.71	—
1992	329,025	13.84	—
1992D	12,000	14.37	—
S1993	7,326	24.14	—
1994	5,360	7.64	—
1996	1,859	15.15	—
1997	1,511,133	26.54	27,455
1997D	84,000	27.67	99,200
S1997	45,884	24.01	—
S1997N	1,337	24.84	—
1999	3,128,167	25.91	217,727
2002	1,551,305	23.50	1,523,878
2002D	53,000	22.38	172,000

Total	6,731,677		2,040,260

Equity Compensation Plans Not Approved by Security Holders

NONE

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See “Certain Relationships and Related Transactions” at page 22 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees billed for each of the last two fiscal years for the audit of FirstMerit’s annual consolidated financial statements, the review of consolidated financial statements included in FirstMerit’s quarterly reports on Form 10-Q, statutory and subsidiary audits and services provided in connection with regulatory filings during those two years were $1,179,526 in 2004 and $617,870 in 2003.

     Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance or services reasonably related to the audit and review of financial statements were $151,085 in 2004 and none in 2003. The 2004 fees primarily related to Sarbanes-Oxley Section 404 advisory services.

     Tax Fees

     No fees were billed in either of the last two fiscal years for tax compliance, tax advice or tax planning services.

     All Other Fees

     The aggregate fees billed in each of the last two fiscal years for services other than those set forth above were $1,600 in 2004 and $8,100 in 2003. Such services consisted primarily of an audit of collateral securing advances by the Federal Home Loan Bank.

     The Audit Committee has a policy of pre-approving, and in 2004 did pre-approve, all audit and non-audit services provided to FirstMerit by the auditor of its financial statements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2004 and 2003;

Consolidated Statements of Income and Comprehensive Income Years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003 and 2002;

Notes to Consolidated Financial Statements Years ended December 31, 2004, 2003 and 2002;

Management’s Report on Internal Control Over Financial Reporting; and

Report of Independent Registered Public Accounting Firm.

(a)(2) Financial Statement Schedules

     All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this Report.

(a)(3) See the Exhibit Index which follows the signature page.

(b) See the Exhibit Index which follows the signature page.

(c) See subparagraph (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 7th day of March, 2005.

FIRSTMERIT CORPORATION
By:	/s/ John R. Cochran
John R. Cochran, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Cochran John R. Cochran Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
/s/ Karen S. Belden* Karen S. Belden Director	/s/ R. Cary Blair* R. Cary Blair Director
/s/ John C. Blickle* John C. Blickle Director	/s/ Robert W. Briggs* Robert W. Briggs Director
/s/ Richard Colella* Richard Colella Director	/s/ Gina D. France* Gina D. France Director
/s/ Terry L. Haines* Terry L. Haines Director	/s/ Clifford J. Isroff* Clifford J. Isroff Director
/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director	/s/ Roger T. Read* Roger T. Read Director
Richard N. Seaman Director	/s/ Jerry M. Wolf* Jerry M. Wolf Director

* The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ J. Bret Treier
Dated: March 7, 2005	J. Bret Treier, Attorney-in-Fact

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8 - A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10- Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333 - 52581- 01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333- 52581- 01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333 - 52581- 01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333 - 52581- 01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333- 52581- 01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

Exhibit
Number
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9. 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9. 2001)*

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*

10.10	Non- Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S - 8/A (No. 333- 63797) filed by the registrant on February 12, 1999)*

10.11	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.12	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.14	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.16	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

Exhibit
Number
10.17	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*

10.18	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.19	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.20	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on January 26, 2005)*

10.22	Summary of Director Compensation Arrangement*

10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.24	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*

10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.26	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*

10.28	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*

10.29	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

10.30	Credit Agreement among FirstMerit Corporation, Bank One. N.A., and Lenders. dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.31	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

10.32	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004*

10.33	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*

10.34	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2003)*

Exhibit
Number
21	Subsidiaries of FirstMerit Corporation

23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement