Form 10-K/A
period 2004-12-31
FIRSTMERIT CORP /OH/
filed 2005-04-29
CIK 354869

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

     Indicate the number of shares outstanding of registrant’s common stock as of March 31, 2005: 83,611,987 shares of common stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of FirstMerit Corporation, dated March 17, 2005, are incorporated by reference in Part III.

PLAN FINANCIAL STATEMENTS

     The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K for the fiscal year ended December 31, 2004 for the purpose of furnishing the financial statements of the FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan
 Financial Statements And Supplemental
Schedules
December 31, 2004 and 2003

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN

FINANCIAL REPORT

DECEMBER 31, 2004 AND 2003

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1
FINANCIAL STATEMENTS
Statements of net assets available for benefits	2
Statements of changes in net assets available for benefits	3
Notes to financial statements	4-11
SUPPLEMENTAL INFORMATION
Schedule of assets (held at end of year)	12
Schedule of reportable transactions	13
EXHIBIT 23 CONSENT-AUDITORS
EXHIBIT 31.1 CERTIFICATION 302-CEO
EXHIBIT 31.2 CERTIFICATION 302-CFO
EXHIBIT 32.1 CERTIFICATION 906-CEO & CFO

To the Board of Directors
  of FirstMerit Corporation

Report of Independent Registered Public Accounting Firm

     We have audited the accompanying statements of net assets available for benefits of FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (the “Plan”) as of December 31, 2004 and 2003, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Plan is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2004 and 2003, and changes in net assets available for benefits for the years then ended in conformity with U.S. generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets (held at end of year) as of December 31, 2004 and reportable transactions for the year ended December 31, 2004 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan’s management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Cleveland, Ohio
April 12, 2005

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

December 31, 2004 and 2003

	2004	2003
ASSETS

Investments:
Mutual funds, at fair value	$54,625,675	$45,423,119
FirstMerit Corporation Common Stock, at fair value	65,604,094	64,480,403
Loans to participants	1,103,587	923,993

Total investments	121,333,356	110,827,515

Receivables:
Contributions receivable from participants	293,356	237,110
Contributions receivable from employer	158,478	135,228
Investment income	118,299	68,445

Total receivables	570,133	440,783

Cash	9,338	—

Total assets	121,912,827	111,268,298

LIABILITIES

Cash overdraft	—	5,734

NET ASSETS AVAILABLE FOR BENEFITS	$121,912,827	$111,262,564

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Years Ended December 31, 2004 and 2003

	2004	2003
ADDITIONS
Contributions:
Participants’ contributions	$6,852,421	$6,430,366
Employer’s contributions	3,697,601	3,535,814

	10,550,022	9,966,180

Investment income:
Interest	54,326	57,884
Dividends	3,235,933	2,930,183
Net appreciation of investments	5,557,567	19,658,855

	8,847,826	22,646,922

Assets received from new participants	242,063	242,987

Total additions	19,639,911	32,856,089

DEDUCTIONS
Benefits paid to participants	8,989,648	5,187,139

Total deductions	8,989,648	5,187,139

NET INCREASE	10,650,263	27,668,950
NET ASSETS AVAILABLE FOR BENEFITS -		—
BEGINNING OF YEAR	111,262,564	83,593,614

END OF YEAR	$121,912,827	$111,262,564

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

FirstMerit contributes as a matching contribution an amount equal to 50 percent of the participant’s voluntary pretax contribution. FirstMerit will not make a matching contribution with respect to any portion of a participant voluntary pre-tax contribution that exceeds six percent of the participant’s basic compensation. These employer matching contributions and earnings are immediately vested and nonforfeitable.

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

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

C. Investments

The following is a summary of investment options (Investment Funds) available to participants at December 31, 2004 and 2003:

Federated Government Obligations Fund: The fund seeks to provide conservative investors with a nigh quality portfolio, current income and relative safety. This money market fund invests in U.S. Treasury, government agency securities and repurchase agreements backed by government securities.

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

Vanguard 500 Index Fund: The fund seeks investment results that correspond with the price and yield performance of the S&P 500 Index. The fund tracks the performance of the S&P 500 Index, which is dominated by the stock of large U.S. companies.

FirstMerit Corporation Common Stock: The Plan provides for participants to invest directly in Common Shares of the Company. Each participant electing to purchase Common Shares of the Company through the Plan is permitted to vote such Common Shares in the same manner as any other shareholder and is furnished proxy materials to such effect. Dividends paid by FirstMerit are reinvested in the Plan.

Dodge & Cox Stock Fund: The fund primarily seeks long-term growth of principal and income, and, secondarily, to achieve reasonable current income. The fund invests in broadly diversified portfolio of common stocks believed to be undervalued.

SEI Stable Asset Fund: The fund seeks to preserve principal and earn current income through a diversified portfolio of high quality investments, including wrapped fixed income investments to enhance credit quality and diversification.

Templeton Foreign Fund: The fund’s goal is to generate long-term capital growth primarily through investment in equity securities of foreign companies, including emerging markets. The fund is appropriate for investors with a long-term horizon and risk tolerance for foreign equity investments.

Vanguard Mid Cap Index Fund: The fund seeks to match performance of a benchmark index of mid-capitalization stocks. The fund employs a passive management strategy designed to track performance of the MSCI Mid Cap 450 Index.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

C.	Investments (Continued)

Vanguard Total Stock Market Index Fund: The fund seeks to match performance of a benchmark index of the overall stock market. The fund primarily invests in the 1,300 largest U. S. common stocks in the Wilshire 5000 Total Stock Market Index.

PIMCO Total Return Fund: The fund seeks maximum total return, consistent with preservation of capital and prudent investment management. The fund invests primarily in a diversified portfolio of fixed income instruments of various maturities.

During the Plan year ended December 31, 2004, the following Investment Funds were removed as investment options: Federated Capital Preservation Fund, Federated Capital Appreciation Fund, Fidelity Advisor Intermediate Bond Fund, Fidelity Advisor Equity Income Fund and Fidelity Overseas Fund.

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

F.	Loans to Participants

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

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 1. Description of the Plan (Continued)

H.	Diversification

Prior to June 9, 2004 and in prior years, and prior to participants attaining age 55, all amounts held in participants’ Matching ESOP Account and Supplemental Retirement ESOP accounts were invested entirely in shares of FirstMerit Corporation common stock. At age 55, participants were then entitled to direct the trustee to invest up to 25% of the amount held in their Matching Contribution ESOP Account among the funds described in Note 1, Section C. The percentage increases to 50% when they reach age 60.

Effective June 9, 2004, Plan participants are able to diversify out of the mandatory Company stock investment accounts to the other available mutual fund investments. As of the first day of the calendar quarter immediately following each participant’s three year service anniversary, participants’ Matching ESOP Accounts will be moved to new Matching Diversification ESOP Accounts, which permit transfer of investments from Company stock to other mutual fund investments. In addition, participants’ future semi-monthly payroll matching contributions, which are made by FirstMerit, may also then be directed to any of the available mutual funds, as well as Company stock.

Further, if participants have completed at least ten years of participation in the Plan and attained age 55, they are a “Qualified Member.” A Qualified Member has the right to make an election to direct the investment of a portion of their Supplemental Retirement ESOP Account. Within 90 days after the close of each Plan Year in the six-Plan Year period beginning with the Plan Year in which they first become a Qualified Member, they may elect to diversify the investment of at least 25% of these accounts. In the last year of the six-Plan Year period, the percentage increases to 50%. The amounts they may elect to diversify may be invested in any of the investment funds described above.

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

The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2004 and 2003, respectively, and the current value of each unit is based upon the net asset value disclosed by the registered investment company as of the last trading day of the reporting period. Participant loans are stated at their outstanding balances, which approximate fair value.

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

The Plan invests in various investment securities. The Plan generates a significant portion of its revenue from investments in domestic and international mutual funds and FirstMerit Corporation common stock. FirstMerit Corporation common stock represents a significant concentration of the Plan’s total investments. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the statement of net assets available for benefits.

E.	Fair Value Disclosure of Financial Instruments

Management has determined that the carrying amount of financial instruments, as reported on the Statements of Net Assets Available for Benefits, approximates fair value.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3. Investments

The Plan’s investments are maintained in mutual funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2004 and 2003:

	2004	2003
Mutual funds:
Fidelity Advisor Equity Growth Fund	$10,083,090	$9,815,958
Fidelity Blue Chip Growth Fund	11,333,675	10,509,457
SEI Stable Asset Fund	8,846,918	*
Vanguard 500 Index Fund	9,165,886	*
FirstMerit Corporation Common Stock (nonparticipant directed)	65,604,094	64,480,403

*	New investment choice for 2004.

As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Benefits, net appreciation (depreciation) of investments, which consist of realized gains or losses and change in unrealized appreciation (depreciation). Total realized gains (losses) for 2004 and 2003 were $1,228,329 and $(222,017), respectively, and the change in unrealized appreciation was $4,329,238 and $19,880,872 for 2004 and 2003, respectively.

In summary, the net appreciation in the Plan’s investments, which includes investments bought, sold, and held during the below periods is as follows:

	2004	2003
Mutual funds	$2,823,051	$7,121,021

FirstMerit Corporation Common Stock	2,734,516	12,537,834

	$5,557,567	$19,658,855

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 4. Federal Income Taxes

The Plan and Trust qualify under Section 401 of the Internal Revenue Code and the Trust is exempt from federal income taxes under Section 501 (a).

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

Note 6. Transactions with Party-In-Interest

Transactions involving participant loans and common shares of FirstMerit Corporation, trustee of the Plan, are considered party-in-interest transactions. These transactions are not, however, considered prohibited transactions under 29 CFR 408(b) of the ERISA regulations.

Note 7. Subsequent Event

The Plan was amended effective January 1, 2005 to allow the Company to make discretionary profit sharing contributions.

SUPPLEMENTAL INFORMATION

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)

Schedule H, Line 4i
Employer No. 34-1339938
Plan No. 002

December 31,2004

				Current
(a)	(b) Identity of Party	(c) Description of Investment	(d) Cost	(e) Value
	Mutual Funds
	Federated Government Obligations Fund		$61,752	$61,752
	Dodge & Cox Stock Fund		2,178,308	2,374,693
	Fidelity Advisor Equity Growth Fund		10,246,048	10,083,090
	Fidelity Balanced Fund		1,713,002	1,932,107
	Fidelity Blue Chip Growth Fund		11,082,408	11,333,675
	Templeton Foreign Fund		3,514,521	3,995,040
	SEI Stable Asset Fund		8,846,918	8,846,918
	T. Rowe Price Small-Cap Stock Fund		1,925,560	2,230,697
	Vanguard Mid-Cap Index Fund		457,888	511,229
	Vanguard Total Stock Market Index Fund		318,799	342,400
	Vanguard 500 Index Fund		8,517,378	9,165,886
	PIMCO Total Return Fund		3,739,429	3,748,188

			52,602,011	54,625,675

*	FirstMerit Corporation Common Stock		44,751,867	65,604,094

*	Participant Loans	Participant Loans Outstanding
		Bearing Interest of 3.29 - 8.82%	1,103,587	1,103,587

			$98,457,465	$121,333,356

* Represents a party-in-interest

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN

SCHEDULE OF REPORTABLE TRANSACTIONS

Schedule H, Line 4j

Employer No. 34-1339938
Plan No. 002

Year Ended December 31, 2004

					(h)
					Current
					Value of	(i)
(a)	(b)	(c)	(d)	(g)	Asset on	Net
Identity of	Description	Purchase	Selling	Cost of	Transaction	Gain or
Party	of Asset	Price	Price	Asset	Date	(Loss)
Category II: Series of transactions with same broker exceeds 5% of value

FirstMerit Corporation Issue: 337915102	256,693 shares common stock 27 transactions	$6,718,160	N/A	$6,718,160	N/A	N/A

FirstMerit Corporation Issue: 337915102	2,107 shares common stock 5 transactions	N/A	$55,346	56,916	$55,346	$(1,570)

Category III: Series of transactions in same security exceeds 5% of value

FirstMerit Corporation Issue: 337915102	256,712 shares common stock 29 transactions	6,718,650	N/A	6,718,650	N/A	N/A

FirstMerit Corporation Issue: 337915102	284,730 shares common stock 304 transactions	N/A	14,136,575	14,419,252	14,136,575	(282,677)

Fed. Gov’t Oblig. Fund Issue: 60934N104	15,158,020 shares mutual fund 284 transactions	15,158,020	N/A	15,158,020	N/A	N/A

Fed. Gov’t Oblig. Fund Issue: 60934N104	30,303,675 shares mutual fund 99 transactions	N/A	30,303,675	30,303,675	30,303,675	—

Fed. Cap. Preserv. Fund Issue: 140411109	68,260 shares mutual fund 71 transactions	682,600	N/A	682,600	N/A	N/A

Fed. Cap. Preserv. Fund Issue: 140411109	96,758 shares mutual fund 59 transactions	N/A	6,760,603	6,760,603	6,760,603	—

Fed. Cap. Apprec. Fund Issue: 140411109	15,887 shares mutual fund 62 transactions	358,393	N/A	358,393	N/A	N/A

Fed. Cap. Apprec. Fund Issue: 140411109	232,893 shares mutual fund 55 transactions	N/A	5,958,073	5,946,214	5,958,073	11,859

SEI Stable Fund Issue: 784118879	10,052,576 shares mutual fund 151 transactions	10,052,576	N/A	10,052,576	N/A	N/A

SEI Stable Fund Issue: 784118879	11,258,233 shares mutual fund 134 transactions	N/A	11,258,233	11,258,233	11,258,233	—

Vanguard 500 Index Fund Issue 922908710	62,811 shares mutual fund 170 transactions	6,528,945	N/A	6,528,945	N/A	N/A

Vanguard 500 Index Fund Issue 922908710	8,349 shares mutual fund 128 transactions	N/A	896,950	882,475	896,950	14,475

There were no reportable transactions for Categories I or IV during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 29th day of April, 2005.

FirstMerit Corporation

By:	/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee, dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No, 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9,2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number
10.10	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.11	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.12	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.14	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.16	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.17	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*

10.18	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30,2002)*

10.19	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.20	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on January 26, 2005)*

10.22	Summary of Director Compensation Arrangement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*

10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.24	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6, 2003)*

10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.26	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*

10.28	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*

10.29	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

10.30	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders, dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.31	Distribution Agreement, by and among FirstMerit Bank, N. A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

10.32	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 7, 2005)*

Exhibit
Number
10.33	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*

10.34	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2003)*

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on March 7, 2005)

23	Consent of Hausser + Taylor LLC

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement