Form 10-Q
period 2005-03-31
FIRSTMERIT CORP /OH/
filed 2005-05-05
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
March 31, 2005

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal executive offices)

(330) 996-6300
(Telephone Number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     As of April 30, 2005, 83,618,140 shares of the registrant’s common stock, without par value, were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2004, which is derived from	March 31	December 31	March 31
the audited financial statements)	2005	2004	2004
	(in thousands)
ASSETS
Cash and due from banks	$191,582	169,052	175,752
Investment securities (at fair value) and federal funds sold	2,772,500	2,862,015	3,119,123
Loans held for sale	63,171	48,393	67,017
Loans
Commercial loans	3,392,614	3,285,012	3,358,523
Mortgage loans	637,885	639,715	608,162
Installment loans	1,601,498	1,598,588	1,635,819
Home equity loans	677,724	676,230	639,407
Credit card loans	137,044	145,042	140,491
Leases	83,781	88,496	125,434

Total loans	6,530,546	6,433,083	6,507,836
Less allowance for loan losses	(97,115)	(97,296)	(113,573)

Net loans	6,433,431	6,335,787	6,394,263
Premises and equipment, net	118,059	121,198	120,115
Goodwill	139,245	139,245	139,245
Intangible assets	4,424	4,647	5,314
Accrued interest receivable and other assets	551,742	442,290	436,165

Total assets	$10,274,154	10,122,627	10,456,994

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand-non-interest bearing	$1,427,307	1,470,543	1,333,867
Demand-interest bearing	827,507	841,595	782,877
Savings and money market accounts	2,379,464	2,384,510	2,478,793
Certificates and other time deposits	2,690,273	2,668,799	2,786,185

Total deposits	7,324,551	7,365,447	7,381,722

Securities sold under agreements to repurchase	1,281,745	1,336,471	1,606,534
Wholesale borrowings	557,282	300,220	308,812
Accrued taxes, expenses, and other liabilities	163,845	139,232	157,654

Total liabilities	9,327,423	9,141,370	9,454,722

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at March 31, 2005, December 31, 2004 and March 31, 2004	127,937	127,937	127,937
Capital surplus	108,903	110,513	110,699
Accumulated other comprehensive loss	(38,194)	(14,208)	13,353
Retained earnings	963,618	956,802	934,098
Treasury stock, at cost, 8,414,363, 7,835,399 and 7,224,528 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(215,533)	(199,787)	(183,815)

Total shareholders’ equity	946,731	981,257	1,002,272

Total liabilities and shareholders’ equity	$10,274,154	10,122,627	10,456,994

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
	2005	2004
(Unaudited)	(In thousands, except per share data)
Interest income:
Interest and fees on loans, including loans held for sale	$100,149	96,627
Interest and dividends on investment securities and federal funds sold	27,692	29,211

Total interest income	127,841	125,838

Interest expense:
Interest on deposits:
Demand-interest bearing	956	366
Savings and money market accounts	6,375	4,314
Certificates and other time deposits	20,600	21,631
Interest on securities sold under agreements to repurchase	8,841	6,138
Interest on wholesale borrowings	5,059	4,387

Total interest expense	41,831	36,836

Net interest income	86,010	89,002
Provision for loan losses	11,614	40,390

Net interest income after provision for loan losses	74,396	48,612

Other income
Trust department income	5,505	5,356
Service charges on deposits	14,820	15,419
Credit card fees	9,411	8,664
ATM and other service fees	2,959	2,748
Bank owned life insurance income	3,074	3,126
Investment services and insurance	2,858	3,832
Manufactured housing income	102	145
Investment securities gains, net	1,872	70
Loan sales and servicing income	1,133	2,078
Other operating income	3,205	3,648

Total other income	44,939	45,086

Other expenses:
Salaries, wages, pension and employee benefits	39,393	39,061
Net occupancy expense	6,536	6,017
Equipment expense	3,185	3,535
Stationery, supplies and postage	2,461	2,712
Bankcard, loan processing and other costs	5,724	5,703
Professional services	2,150	3,146
Amortization of intangibles	223	223
Other operating expenses	16,239	16,467

Total other expenses	75,911	76,864

Income before income tax expense	43,424	16,834
Federal income taxes	13,336	4,128

Net income	$30,088	12,706

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	(22,583)	22,874
Minimum pension liability adjustment, net of taxes	(183)	—
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	(1,217)	(46)

Total other comprehensive income (loss), net of taxes	(23,983)	22,828

Comprehensive income	$6,105	35,534

Net income applicable to common shares	$30,088	12,706

Net income used in diluted EPS calculation	30,095	12,713

Weighted average number of common shares outstanding — basic	84,097	84,771

Weighted average number of common shares outstanding — diluted	84,497	85,186

Basic Earnings per Share	$0.36	0.15

Diluted Earnings per Share	$0.36	0.15

Dividend per Share	$0.27	0.26

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended March 31,
(Unaudited)	2005	2004
	(In thousands)
Operating Activities
Net income	$30,088	12,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,614	40,984
Provision for depreciation and amortization	3,402	3,421
Amortization of investment securities premiums, net	1,078	1,812
Accretion of income for lease financing	(1,183)	(2,120)
Gains on sales of investment securities, net	(1,872)	(70)
Deferred federal income taxes	—	1,200
Decrease in interest receivable	(1,286)	(89)
Decrease in interest payable	5,577	1,119
Increase in other prepaid assets	(3,549)	(3,797)
Increase in trade date receivable	(87,521)	—
Increase in taxes payable	15,730	—
Increase (decrease) in accounts payable	347	(5,389)
Originations of loans held for sale	(81,539)	(88,951)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	66,579	85,349
(Gains) losses on sales of loans, net	182	(96)
Amortization of intangible assets	223	223
Other changes	(564)	(5,379)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(42,694)	40,923

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	87,524	41,299
Available-for-sale — maturities	142,589	116,311
Purchases of investment securities available-for-sale	(175,544)	(180,034)
Net (increase) decrease in federal funds sold	646	(355)
Net (increase) decrease in loans and leases, except sales	(108,075)	27,607
Purchases of premises and equipment	(302)	(4,744)
Sales of premises and equipment	39	287

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(53,123)	371

Financing Activities
Net increase (decrease) in demand accounts	(57,324)	(3,344)
Net increase (decrease) in savings and money market accounts	(5,046)	17,528
Net increase (decrease) in certificates and other time deposits	21,474	(135,246)
Net increase (decrease) in securities sold under agreements to repurchase	(54,726)	80,730
Net increase (decrease) in wholesale borrowings	255,508	(3,689)
Cash dividends — common	(23,272)	(22,100)
Purchase of treasury shares	(21,811)	—
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	3,544	1,530

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	118,347	(64,591)

Increase (decrease) in cash and cash equivalents	22,530	(23,297)
Cash and cash equivalents at beginning of period	169,052	199,049

Cash and cash equivalents at end of period	$191,582	175,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$19,932	15,923

Federal income taxes	$0	25

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2005 (Unaudited) (Dollars in thousands)

1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”), is a bank holding company whose principal asset is the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.

     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2005 and 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2004.

     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

2. Recent Accounting Pronouncements — On September 30, 2004, the Emerging Issues Task Force (“EITF”) of Financial Accounting Standard Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The disclosures about unrealized losses that have not been recognized as other-than-temporary impairments have not been deferred and appear in Footnote 4 (Investment Securities) of the 2004 Form 10-K.

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Corporation’s financial condition, results of operations, or liquidity.

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

	Three		Three
	months	Year	months
	ended	ended	ended
	March 31,	December 31,	March 31,
	2005	2004	2004
Net income, as reported	$30,088	103,214	12,706
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(745)	(3,573)	(812)

Pro forma net income	$29,343	99,641	11,894

Pro forma EPS — Basic	$0.35	1.18	0.14
Pro forma EPS — Diluted	$0.35	1.17	0.14
Reported EPS — Basic	$0.36	1.22	0.15
Reported EPS — Diluted	$0.36	1.21	0.15

Assumptions:

Dividend yield	4.00%	4.07%	4.08%
Expected volatility	28.85%	29.74%	30.00%
Risk free interest rate	3.81%	2.94 - 3.91%	3.15%
Expected lives	5 Years	5 Years	5 Years

     In December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). This statement superseded APB Opinion No. 25 and its related guidance. SFAS 123R requires companies to expense the fair value of employee stock options and is effective for the first fiscal quarter beginning after June 15, 2005. On April 14, 2005 the SEC adopted a new rule that would extend the compliance date until the first quarter of 2006. Management plans to adopt SFAS 123R effective January 1, 2006 and is presently analyzing the alternative transition methods and option pricing models that are available under the new standard.

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

3. Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2004 Form 10-K, provide considerable detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2004 Form 10-K. Accounting for mortgage servicing rights was also discussed in the 2004 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1,

Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2004 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2004 Form 10-K as well as Note 10 (Benefit Plans) in these consolidated financial statements.

4. Investment Securities — All investment securities of the Corporation are classified as available for sale. The available for sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.

     The Components of investment securities are as follows:

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and U.S. Government agency obligations	$935,209	117	21,454	913,872
Obligations of state and political subdivisions	101,370	1,981	159	103,192
Mortgage-backed securities	1,536,702	3,569	39,462	1,500,809
Other securities	254,287	951	1,540	253,698

	$2,827,568	6,618	62,615	2,771,571

	Book Value	Fair Value
Due in one year or less	$42,694	42,629
Due after one year through five years	2,299,738	2,248,083
Due after five years through ten years	352,604	347,637
Due after ten years	132,532	133,222

	$2,827,568	2,771,571

	March 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and U.S. Government agency obligations	$771,141	5,069	1,994	774,216
Obligations of state and political subdivisions	103,276	3,878	35	107,119
Mortgage-backed securities	1,954,552	25,556	7,505	1,972,603
Other securities	266,747	2,848	4,765	264,830

	$3,095,716	37,351	14,299	3,118,768

	Book Value	Fair Value
Due in one year or less	$186,143	187,953
Due after one year through five years	2,224,289	2,238,894
Due after five years through ten years	528,964	536,204
Due after ten years	156,320	155,717

	$3,095,716	3,118,768

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.1 billion at March 31, 2005, $1.9 billion at December 31, 2004, and $2.0 billion at March 31, 2004.

     At March 31, 2005 and 2004, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB) stock amounted to $8.6 million, $104.0 million and $8.6 million, $99.7 million, respectively, and included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and its value is determined by the ultimate recoverability of par value.

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

The activity within the ALL for the current and prior year first quarters, and the full year ended December 31, 2004 is shown in the following table:

	Quarter ended		Year ended		Quarter ended
	March 31,		December 31,		March 31,
	2005		2004		2004
Allowance for loan losses-beginning of period	$97,296		91,459		91,459
Loans charged off:
Commercial	4,151		25,073		8,850
Mortgage	267		1,174		104
Installment	7,543		35,958		10,087
Home equity	752		3085		785
Credit cards	2,420		11254		2,755
Manufactured housing	—		443		286
Leases	1,607		2,012		799

Total charge-offs	$16,740		78,999		23,666

Recoveries:
Commercial	1,028		6,068		898
Mortgage	55		42		25
Installment	2,725		11,545		2,847
Home equity	293		1,430		375
Credit cards	576		2,920		683
Manufactured housing	208		1,088		422
Leases	60		491		140

Total recoveries	$4,945		23,584		5,390

Net charge-offs	$11,795		55,415		18,276

Allowance related to loans sold	—		(12,671)		—
Provision for loan losses	11,614		73,923		40,390

Allowance for loan losses-end of period	$97,115		97,296		113,573

Allowance for loan losses:
As a percentage of loans outstanding	1.49%		1.51%		1.75%

As a multiple of annualized net charge-offs and allowances related to loans sold	2.03	X	1.43	X	1.55	X

     The $16.46 million overall decrease in the allowance for loan losses for the first quarter of 2005, compared to the first quarter of 2004, was primarily attributable to the additional provision taken in the first quarter of 2004. During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by providing an additional $22.1 million above the quarter’s net charge-offs. During the first quarter 2004, Management observed that rising input costs such as plastic resins, steel and petroleum might impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within the previously identified criticized loan levels. These observations led us to change some of the assumptions utilized in the Corporation’s ALL methodology. Most notably, we shortened the historical period used for estimating loss migration factors, which had the effect of more heavily weighting recent loss history in the portfolio. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2004 Form 10-K more fully describe the components of the model.

6. Goodwill and Intangible Assets – The following table summarizes goodwill and intangible assets:

	At March 31, 2005			At December 31, 2004			At March 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	5,713	4,424	10,137	5,490	4,647	10,137	4,823	5,314

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

Amortizations expense for intangible assets was $0.22 million for both quarters ending March 31,2005 and 2004. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at December 31, 2004 for the yeas ended:

December 31, 2005	$889
December 31, 2006	889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347

     During the first quarter of 2005, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

7. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter	Quarter
	ended	ended
	March 31,	March 31,
	2005	2004
BASIC EPS:
Net income applicable to common shares	$30,088	12,706

Average common shares outstanding	84,097	84,771

Net income per share — basic	$0.36	0.15

DILUTED EPS:

Net income available to common shares	$30,088	12,706
Add: interest expense on convertible bonds	7	7

	30,095	12,713

Avg common shares outstanding	84,097	84,771
Add: Equivalents from stock options	345	360
Add: Equivalents-convertible bonds	54	54

Average common shares and equivalents outstanding	84,496	85,185

Net income per common share — diluted	$0.36	0.15

For the quarters ended March 31, 2005 and 2004, options to purchase 2.2 million and 1.9 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

8. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity Banking. Included in the Parent Company and Other Subsidiaries category are certain nonbanking affiliates and portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.

     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results as of and for the three-month periods ended March 31, 2005 and 2004 and the full year ended December 31, 2004:

		Parent
		Company and
	Supercommunity	Other		FirstMerit
March 31, 2005	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$84,432	25,795	(24,217)	86,010
Provision for loan losses	11,766	(152)	—	11,614
Other income	44,786	153	—	44,939
Other expenses	74,719	1,189	3	75,911
Net income	29,633	31,298	(30,843)	30,088
AVERAGES (millions):
Assets	10,146	1,259	(1,178)	10,227
Loans	6,488	4	—	6,492
Earnings assets	9,407	1,115	(1,100)	9,422
Deposits	7,404	—	(49)	7,355
Shareholders’ equity	801	1,161	(984)	978

		Parent
		Company and
	Supercommunity	Other		FirstMerit
December 31, 2004	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$345,767	91,634	(86,596)	350,805
Provision for loan losses	73,732	191	—	73,923
Other income	173,532	753	—	174,285
Other expenses	311,119	804	6	311,929
Net income	100,076	110,784	(107,646)	103,214
AVERAGES (millions):
Assets	10,255	1,270	(1,207)	10,318
Loans	6,490	4	—	6,494
Earnings assets	9,502	1,100	(1,086)	9,516
Deposits	7,526	—	(86)	7,440
Shareholders’ equity	789	1,165	(970)	984

		Parent
		Company and
	Supercommunity	Other		FirstMerit
March 31, 2004	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$87,877	23,349	(22,224)	89,002
Provision for loan losses	40,379	11	—	40,390
Other income	44,878	208	—	45,086
Other expenses	76,478	377	9	76,864
Net income	11,954	13,665	(12,913)	12,706
AVERAGES (millions) :
Assets	10,397	1,315	(1,249)	10,463
Loans	6,521	4	—	6,525
Earnings assets	9,637	1,113	(1,098)	9,652
Deposits	7,536	—	(94)	7,442
Shareholders’ equity	801	1,183	(982)	1,002

9. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, in accounting for its derivative activities. At March 31, 2005, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets and statements of income and comprehensive income. The remaining hedge does not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.

     In the third quarter of 2004, the Corporation entered into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions did not qualify for the short-cut method of accounting under SFAS No. 133 as previously discussed. The Corporation classified these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. It is anticipated that the hedge will prove to be highly effective. A correlation analysis performed at quarter-end proved that the hedge was effective.

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

     In 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSR”). During the third quarter of 2004, options on treasury securities, options on mortgage-backed securities and swaptions were utilized to enhance the effectiveness of the economic hedge associated with the MSR. In Note 6 to the 2004 Form 10-K, the Corporation’s basis for accounting for mortgage servicing rights is discussed in more detail. In accordance with SFAS No. 133, the Corporation classifies and accounts for all three of these instruments as nondesignated derivatives. Accordingly, these securities are recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income. At March 31, 2005, the Corporation did not have any TBA Securities, options, or swaptions outstanding.

10. Benefit Plans – The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2005	2004
Components of Net Periodic Pension Cost
Service Cost	$1,597	1,922
Interest Cost	2,206	2,057
Expected return on assets	(2,875)	(2,851)
Amortization of unrecognized:
Transition (asset)	—	473
Prior service costs	58	87
Cumulative net (gain) loss	863	67

Net periodic pension cost	$1,849	1,755

	Postretirement Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2005	2004
Components of Net Periodic Postretirement Cost
Service Cost	$201	192
Interest Cost	385	502
Amorization of unrecognized:
Transition (asset)	—	39
Prior service costs	(135)	92
Cumulative net (gain) loss	24	(102)

Net periodic postretirement cost	$475	723

     The Corporation does not anticipate making a contribution to the pension plan during 2005.

     On December 8, 2003, President Bush signed the Modernization Act into law as disclosed in Note 2 of these consolidated financial statements. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the Modernization Act. The federal subsidy in the Modernization Act resulted in a $1.6 million reduction in our accumulated postretirement benefit obligation. Concurrently during 2004, the Corporation amended its postretirement benefits plan to limit and cap benefits prospectively. The total impact of both changes on our actuarial liability was a decrease of $13.6 million and is being accounted for as an actuarial gain that will be amortized as a reduction of our periodic cost and liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	March 31, 2005			December 31, 2004			March 31, 2004
	Average		Average	Average		Average	Average		Average
FIRSTMERIT CORPORATION AND SUBSIDIARIES	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$190,740			213,994			212,358
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,518,784	23,818	3.83%	2,602,317	97,037	3.73%	2,704,073	25,565	3.80%
Obligations of states and political subdivisions (tax exempt)	101,571	1,763	7.04%	103,402	7,311	7.07%	102,455	1,829	7.18%
Other securities	253,797	2,749	4.39%	259,764	9,735	3.75%	264,522	2,483	3.78%

Total investment securities	2,874,152	28,330	4.00%	2,965,483	114,083	3.85%	3,071,050	29,877	3.91%

Federal funds sold and other interest earning assets	2,263	14	2.51%	2,001	30	1.50%	1,674	4	0.96%
Loans held for sale	53,234	627	4.78%	55,002	2,089	3.80%	54,007	439	3.27%
Loans	6,492,044	99,546	6.22%	6,493,472	383,905	5.91%	6,525,147	96,207	5.93%

Total earning assets	9,421,693	128,517	5.53%	9,515,958	500,107	5.26%	9,651,878	126,527	5.27%
Allowance for loan losses	(96,438)			(100,959)			(97,033)
Other assets	710,770			689,312			689,236

Total assets	$10,226,765			10,318,305			10,456,439

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,447,226	—	—	1,398,112	—	—	1,330,056	—	—
Demand — interest bearing	820,974	956	0.47%	805,419	2,152	0.27%	767,287	366	0.19%
Savings and money market accounts	2,392,023	6,375	1.08%	2,473,728	19,145	0.77%	2,483,451	4,314	0.70%
Certificates and other time deposits	2,694,466	20,600	3.10%	2,762,975	81,540	2.95%	2,861,327	21,631	3.04%

Total deposits	7,354,689	27,931	1.54%	7,440,234	102,837	1.38%	7,442,121	26,311	1.42%
Securities sold under agreements to repurchase	1,326,242	8,841	2.70%	1,447,629	26,259	1.81%	1,547,575	6,138	1.60%
Wholesale borrowings	412,149	5,059	4.98%	307,867	17,494	5.68%	310,767	4,387	5.68%

Total Interest bearing liabilities	7,645,854	41,831	2.22%	7,797,618	146,590	1.88%	7,970,407	36,836	1.86%

Other liabilities	155,797			139,046			154,719
Shareholders’ equity	977,888			983,529			1,001,257

Total liabilities and shareholders’ equity	$10,226,765			10,318,305			10,456,439

Net yield on earning assets	$9,421,693	86,686	3.73%	9,515,958	353,517	3.71%	9,651,878	89,691	3.74%

Interest rate spread			3.31%			3.38%			3.41%

Notes: Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS

     FirstMerit Corporation recorded first quarter 2005 net income of $30.1 million, or $0.36 per diluted share. This compares with $12.7 million, or $0.15 per diluted share, for the first quarter of 2004. The increase in earnings was primarily attributable to the Company lowering its loan loss provision $28.8 million compared with first quarter of 2004. During the first quarter of 2004, the Company strengthened the allowance for loan losses by providing an additional $22.1 million above that quarter’s net charge-offs.

     Annualized return on average common equity (“ROE”) and average assets (“ROA”) for the quarter were 12.48% and 1.19%, respectively, compared with 5.10% and 0.49% for the first quarter of 2004.

     Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus non-interest income net of securities transactions, totaled $129.8 million for first quarter of 2005, compared with $134.7 million for the first quarter of 2004. FTE net interest income in the quarter declined 3.35% year-over-year, to $86.7 million from $89.7 million. FTE net interest income after the provision for loan loss in the first quarter of 2005 increased $25.8 million, or 52.27%, from the first quarter of 2004, primarily as a result of lower credit-related charges due to the Company’s improved asset quality and the strengthening of the allowance for loan losses during the first quarter of 2004.

     Average earning assets for the first quarter of 2005 declined 2.38%, compared with the first quarter of 2004, primarily from a planned reduction in the investment portfolio representing the Company’s de-leverage strategy to manage interest rate risk. Compared with the fourth quarter of 2004, average earning assets grew $106.9 million, or 1.15%.

     Non-interest income excluding securities transactions for the first quarter of 2005 totaled $43.1 million, compared with $45.0 million for the first quarter of 2004. For the same period, credit card and ATM service fees increased $0.7 million, and $0.2 million, for respective increases of 8.62% and 7.68%. Offsetting those increases were loan sales and servicing income that declined $0.9 million, or 45.48%, and investment services and insurance fees that decreased $1.0 million, or 25.42%.

     The Company reported $75.9 million in non-interest expenses for the first quarter of 2005, compared with $76.9 million for the first quarter of 2004. Included in the first quarter 2005 expenses is a $2.1 million addition to legal reserves. Non-interest expenses declined $4.4 million compared with the fourth quarter of 2004, representing a 5.44% decrease.

     As of March 31, 2005, non-performing assets were $46.7 million, an increase of $0.8 million, or 1.77%, from December 31, 2004 levels. Non-performing assets declined $41.8 million, or 47.21%, from March 31, 2004. Non-performing assets were 0.71% of period-end loans plus other real estate (“ORE”) at March 31, 2005, equivalent to the December 31, 2004 measure. At March 31, 2004, non-performing assets were 1.36% of period-end loans plus ORE. Net charge-offs for the first quarter of 2005 were $11.8 million, compared with $18.3 million for the first quarter of 2004, a decline of $6.5 million, or 35.46%. Compared with the previous quarter, net charge-offs decreased $0.8 million. Net charge-offs to average loans in the first quarter of 2005 improved to 0.74%, compared with 0.78% for the prior quarter and 1.13% for the first quarter of 2004.

     The Company recorded $11.6 million of loan loss provision in the first quarter of 2005, compared with $40.4 million in the first quarter of 2004. In the fourth quarter of 2004 the loan loss provision was $9.4 million.

     The allowance for credit losses at March 31, 2005 was 1.59% of period-end loans, compared with 1.60% on December 31, 2004 and 1.85% on March 31, 2004. The Company added $0.7 million to the allowance for credit losses in the first quarter of 2005 in support of a growing lending portfolio that increased $97.5 million, or 1.52% over the prior quarter. The decline in the allowance for credit losses as a percentage of period-end loans from December 31, 2004 reflects continued strengthening of the overall quality of the loan portfolio.

     Assets at March 31, 2005 totaled $10.3 billion, compared with $10.5 billion at March 31, 2004, representing a 1.75% decrease. The Company’s total assets did increase from December 31, 2004 by 1.50%. Deposits totaled $7.3 billion at March 31, 2005, declining 0.77% from March 31, 2004. The Company’s decision to allow higher-cost CDs to roll off the balance sheet has contributed to the overall decline in deposit balances over the past twelve months. Over that time period, time deposits declined 3.44%, while lower-cost core deposits increased 0.84%. Core deposits now account for 63.27% of deposits at March 31, 2005, compared to 62.26% at March 31, 2004.

     Shareholder equity was $946.7 million at March 31, 2005. The Company’s capital position remains strong, as tangible equity to assets was 7.93% at quarter-end. The common dividend per share paid during the quarter was $0.27 share. During the first quarter of 2005 the Company repurchased 816,208 common shares. Period-end common shares outstanding totaled 83.6 million.

Net Interest Income

     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2005 was $86.0 million compared to $89.0 million for the three months ended March 2004. The $3.0 million decline in net interest income occurred because the $5.0 million increase in interest expense, compared to the same quarter last year was less than the $2.0 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment was $0.7 million for both quarters ending March 31, 2005 and 2004.

     FTE net interest income for the quarter ended March 31, 2005 was $86.7 million compared to $89.7 million for the three months ended March 31, 2004. The $3.0 million decline in FTE net interest income occurred because the $5.0 million increase in interest expense, compared to the same quarter last year, was more than the $2.0 million increase in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

     As illustrated in the following table, the increased amount of interest income recorded in the 2005 first quarter compared to the same 2004 period, was primarily rate driven as higher yields on loans increased interest income by $4.4 million during those periods. The table also depicts similar three-month increases in interest expense, again caused by the continued rise in interest rates from 2004 through the first quarter of 2005. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2005 quarter compared to the same 2004 period increased interest expense by $6.1 million.

	Quarters ended March 31, 2005 and 2004
	Increases (Decreases)
RATE/VOLUME ANALYSIS	Volume	Rate	Total
	(Dollars in thousands)
INTEREST INCOME - FTE
Investment securities	$(1,888)	341	(1,547)
Loans held for sale	(6)	194	188
Loans	(490)	3,829	3,339
Federal funds sold	2	8	10

Total interest income - FTE	$(2,382)	4,372	1,990

INTEREST EXPENSE
Demand deposits-interest bearing	$28	562	590
Savings and money market accounts	(164)	2,225	2,061
Certificates of deposits and other time deposits	(1,274)	243	(1,031)
Securities sold under agreements to repurchase	(981)	3,684	2,703
Wholesale borrowings	1,297	(625)	672

Total interest expense	$(1,094)	6,089	4,995

Net interest income - FTE	$(1,288)	(1,717)	(3,005)

Net Interest Margin

     The following table provides 2005 FTE net interest income and net interest margin totals as well as 2004 comparative amounts:

	Quarters ended
	March 31,
	2005	2004
	(Dollars in thousands)
Net interest income	$86,010	89,002
Tax equivalent adjustment	676	689

Net interest income — FTE	$86,686	89,691

Average earning assets	$9,421,693	9,651,878

Net interest margin — FTE	3.73%	3.74%

     Average loan outstandings for the current year and prior year first quarters totaled $6.49 billion and $6.53 billion, respectively. Increases in average loan balances from first quarter 2004 to first quarter this year occurred in residential mortgage and home equity loans, while commercial, installment, credit card, and leases declined. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.

     Specific changes in average loan outstandings, compared to first quarter 2004, were as follows: commercial loans down $8.7 million or 0.26%; installment loans, direct and indirect on a combined basis, down $45.4 million or 2.76%; home equity loans as a result of targeted marketing rose $36.4 million or 5.69%; credit card loans down $2.1 million or 1.43%; residential mortgage loans were up $29.6 million or 4.79%; and leases were down $42.8 million, or 33.83%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2005 and 2004 first quarters equaled 68.91% and 67.60% of average earning assets, respectively. The modest increase in this percentage illustrates that liquidity remains high and overall loan demand remains flat.

     Average deposits were $7.35 billion during the 2005 first quarter, down $87.4 million, or 1.17%, from the same period last year. Growth occurred in core deposits, which are defined as checking accounts, savings accounts and money market savings products. For the quarter ended March 31, 2005, average core deposits increased $79.43 million or 1.73% and represented 63.36% of total average deposits compared to 61.55% for the 2004 first quarter. Average certificates of deposit (“CDs”) declined $166.86 million or 5.83% compared to the prior year quarter. Average wholesale borrowings increased $101.38 million and as a percentage of total interest-bearing funds equaled 5.39% for the 2005 first quarter and 3.90% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $221.33 million and as a percentage of total interest bearing funds equaled 17.35% for the 2005 first quarter and 19.42% for the 2004 first quarter. The decrease of higher costing CDs was not completely offset by the influx of more liquid core deposits and was offset by an increase in wholesale borrowings. Average interest-bearing liabilities funded 81.15% of average earning assets in the current year quarter and 82.58% during the three months ended March 31, 2004.

     In summary, loan growth over the past year occurred mainly in higher-yielding residential mortgage and home equity outstandings, resulting in a lower concentration of leases,

installment, credit card and commercial loans. Also, the funding mix for the quarter changed favorably as lower cost core deposits grew while, more expensive CDs and securities sold under agreements to repurchase declined.

Other Income

     Other (non-interest) income for the quarter totaled $44.94 million, a decrease of $0.15 million from the $45.08 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 33.19% compared to 33.42% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales.

     Loan sales and servicing income accounted for $0.95 million of the overall $0.15 million decrease in other income and consisted of: a $0.27 million decrease in origination fees; a $0.96 million decrease in the mortgage servicing rights valuation allowance and a $0.36 million decrease in the gain on sale of mortgages; offset by a $0.64 million decrease in the amortization of mortgage servicing rights.

     The remaining changes in other income, compared to the first quarter last year, were primarily as follows: trust department income, which benefited from the continuing improvement in the capital markets, was $5.51 million, up 2.78%; service charges on deposit accounts totaled $14.82 million, down 3.88% due in part to commercial accounts offsetting fees with increased balances; and investment services and insurance fees decreased $0.97 million. Credit card fees increased $0.7 million or 8.62%; ATM and other service fees increased 7.68%; income from bank owned life insurance decreased $0.05 million; and investment securities gains increased $1.80 million.

     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Balance Sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	December 31,	September 31,	June 30,	March 31,
(Dollars in thousands)	2005	2004	2004	2004	2004
Balance at beginning of period	$18,261	18,099	18,258	16,424	18,127
Addition of mortgage servicing rights	703	931	1,117	1,495	855
Amortization	(793)	(877)	(931)	(1,422)	(1,429)
Changes in valuation allowance	225	108	(345)	1,761	(1,129)

Balance at end of period	$18,396	18,261	18,099	18,258	16,424

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $11.4 thousand, $0.2 million, and $1.8 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.

     These balances represent the rights to service approximately $1.94 billion, $2.03 billion and $1.94 billion of mortgage loans at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. The portfolio primarily consists of conventional mortgages.

     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses

     Other (non-interest) expenses totaled $75.91 million for the first quarter compared to $76.86 million in 2004, a decrease of $0.95 million, or 1.24%.

     For the three months ended March 31, 2005, increases in operating costs compared to first quarter 2004 occurred as follows: salaries, wages, pension and employee benefits, rose $0.33 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives; occupancy expenses rose $0.52 million primarily due to inclement weather during the first quarter ; while professional fees decreased $1.0 million.

     The efficiency ratio of 58.33% for first quarter 2005 was worse than the efficiency ratio of 56.89% recorded for the first quarter, 2004. The efficiency ratio for the three months ended March 31, 2005 indicates 58.33 cents of operating costs were spent in order to generate each dollar of net revenue.

Federal Income Taxes

     Federal income tax expense totaled $13.3 million and $4.1 million for the quarter ended March 31, 2005 and 2004, respectively. The effective federal income tax rate for first quarter 2005 was 30.7% compared to 24.5% for the same quarter 2004. The increase in effective rate is primarily due to the relative change in pre-tax net income. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2004 Form 10-K.

FINANCIAL CONDITION

Investment Securities

     The March 31, 2005 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements.

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

Allowance for Credit Losses

     During the fourth quarter of 2004, the Corporation reclassified the reserve of unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation. In addition, the provision for credit losses associated with the unfunded lending commitments was reclassified from the provision for loan losses to other expense to conform to the current year presentation. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

     During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by $22.1 million above net charge-offs. During that quarter, Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of the commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led Management to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2004 Form 10-K more fully describe the components of the model.

     During the third quarter of 2004, we analyzed and subsequently made further refinements to our allowance for loan losses model assumptions and methodology to better reflect current loss expectations. Criticized assets are down as well as retail delinquencies and charge-offs. We shortened the retail recovery period from five to three years, matching the retail loss period. We also averaged the Corporation’s commercial loan five year migration loss ratios with the Corporation’s two year loss ratios to better reflect the new underwriting standards that have been in effect for the last two years.

	Quarter ended	Year Ended	Quarter ended
	March 31,	December 31,	March 31,
	2005	2004	2004
Allowance for Loan Losses
Allowance for loan losses-beginning of period	$97,296	91,459	91,459
Provision for loan losses	11,614	73,923	40,390
Loans charged off	(16,740)	(78,999)	(23,666)
Recoveries on loans previously charged off	4,945	23,584	5,390
Allowance related to loans sold	—	(12,671)	—

Allowance for loan losses-end of period	$97,115	97,296	113,573

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$5,774	6,094	6,094
Provision for credit losses	705	(320)	594

Balance at end of period	$6,479	5,774	6,688

Allowance for Credit Losses	$103,594	103,070	120,261

Annualized net charge-offs and allowance related to loans sold as a % of average loans	0.74%	1.05%	1.13%

Allowance for credit losses:
As a percentage of loans outstanding	1.59%	1.60%	1.85%

As a percentage of of nonperforming loans	251.44%	254.39%	148.09%

Loans

     Total loan outstandings at March 31, 2005 were $6.5 billion compared to $6.4 billion at December 31, 2004 and $6.5 billion at March 31, 2004.

     The commercial loan portfolio increased by 3.28% over the linked quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $102.4 million of mortgage loans in the first quarter 2005, compared to $116.4 million in same quarter of 2004, and $590.9 billion for the full year ended December 31, 2004, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 can be found in the Net Interest Income section of this document.

	As of	As of	As of
	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Commercial loans	$3,392,614	3,285,012	3,358,523
Mortgage loans	637,885	639,715	608,162
Installment loans	1,601,498	1,598,588	1,635,819
Home equity loans	677,724	676,230	639,407
Credit card loans	137,044	145,042	140,491
Leases	83,781	88,496	125,434

Total Loans	$6,530,546	6,433,083	6,507,836

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
(Dollars in thousands)	March 31, 2005
Due in one year or less	$1,487,658
Due after one year but within five years	1,578,632
Due after five years	326,324

Totals	$3,392,614

Due after one year with a predetermined fixed interest rate	$984,531
Due after one year with a floating interest rate	920,425

Totals	$1,904,956

The following table summarizes the Corporation’s nonperforming assets:

	March 31,	December 31,	March 31,
(Dollars in thousands)	2005	2004	2004
Nonperforming commercial loans	$34,207	33,831	71,596
Other nonaccrual loans:	6,994	6,685	9,611

Total nonperforming loans	41,201	40,516	81,207
Other real estate (“ORE”)	5,502	5,375	7,265

Total nonperforming assets	$46,703	45,891	88,472

Loans past due 90 day or more accruing interest	$22,899	20,703	20,995

Total nonperforming assets as a percentage of total loans and ORE	0.71%	0.71%	1.36%

     The following is a nonaccrual commercial loan flow analysis:

(Dollars in thousands)
Period End	1Q05	4Q04	3Q04	2Q04	1Q04
Nonaccrual commercial loans beginning of period	$33,831	33,812	33,080	71,596	63,424

Credit Actions:
New	11,315	13,766	9,094	10,211	26,754
Loan and lease losses	(3,904)	(4,665)	(1,857)	(7,253)	(7,650)
Charged down	(1,874)	(137)	(1,009)	(1,859)	(1,387)
Return to accruing status	(2,130)	(4,449)	(345)	(744)	(3,295)
Payments	(3,031)	(4,496)	(5,151)	(3,937)	(6,250)
Sales	—	—	—	(34,934)	—

Nonaccrual commercial loans end of period	$34,207	33,831	33,812	33,080	71,596

     The quarterly flow of new nonaccrual commercial loans has slowed significantly reflecting the impact of an improved regional economy and improved underwriting standards. The allowance for credit losses covers nonperforming loans by 251.44% compared to 148.09% at the end of the prior year quarter. See Note 1 (Summary of Significant Accounting Policies) of the 2004 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.

Deposits

     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2005		December 31, 2004		March 31, 2004
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest DDA	$1,447,226	—	1,398,112	—	1,330,056	—
Interest-bearing DDA	820,974	0.47%	805,419	0.27%	767,287	0.19%
Savings and money market accounts	2,392,023	1.08%	2,473,728	0.77%	2,483,451	0.70%
CDs and other time deposits	2,694,466	3.10%	2,762,975	2.95%	2,861,327	3.04%

Total customer deposits	$7,354,689	1.54%	7,440,234	1.38%	7,442,121	1.42%

Securities sold under agreements to repurchase	1,326,242	2.70%	1,447,629	1.81%	1,547,575	1.60%
Wholesale borrowings	412,149	4.98%	307,867	5.68%	310,767	5.68%

Total funds	$9,093,080		9,195,730		9,300,463

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.27 billion during the 2005 first quarter, up $170.86 million or 8.15% from first quarter 2004. Savings deposits, including money market savings accounts averaged $2.39 billion, $91.43 million or 3.68% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” grew $79.43 million or 1.73%, and represented 63.36% of total average deposits for the first quarter, 2005 compared to 61.55% last year.

     The weighted-average yield paid on interest-bearing core deposits during the quarter at 0.91% was 34 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.69 billion for the first quarter, down 5.83% from the same quarter last year. Average rates paid on CDs rose 6 basis points from 3.04% in the 2004 quarter to 3.10% this year. On a percentage basis, average CDs were 35.24% and 35.9%, respectively, of total interest-bearing funds for the March 31, 2005 and 2004 quarters.

     Securities sold under agreements to repurchase decreased to 17.35% of interest-bearing funds during the three months ended March 31, 2005 from 19.42% for the March 31, 2004 quarter. Interest-bearing liabilities funded 81.15% of average earning assets during the quarter ended March 31, 2005 and 82.58% during the quarter ended March 31, 2004. Wholesale funds increased to 5.39% of interest-bearing funds during the first quarter, 2005 from 3.90% in the year ago quarter. In summary, there was a significant increase in average core deposits during the quarter compared to the same period in 2004. The Corporation’s change in funding mix from higher priced CDs toward less expensive core deposits has helped to mitigate the decline in net interest margin.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2005:

Maturing in:	Amount
(Dollars in thousands)
Under 3 months	$425,732
3 to 12 months	266,362
Over 12 months	132,909

$825,003

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

Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2005:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points
March 31, 2005	(1.98%)	0.02%	(1.00%)

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

     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2005:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points
March 31, 2005	(5.17%)	(0.57%)	(2.56%)

     Capital Resources

          Shareholders’ equity at March 31, 2005 totaled $946.7 million compared to $981.3 million at December 31, 2004 and $1.0 billion at
     March 31, 2004.

The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
(Dollars in thousands)	2005		2004		2004
Consolidated
Total equity	$946,731	9.21%	981,257	9.69%	1,002,272	9.59%

Common equity	946,731	9.21%	981,257	9.69%	1,002,272	9.59%

Tangible common equity (a)	803,062	7.93%	837,365	8.39%	857,713	8.32%

Tier 1 capital (b)	862,706	10.96%	871,197	11.09%	862,231	10.97%

Total risk-based capital (c)	1,080,896	13.73%	1,119,095	14.25%	1,110,354	14.13%

Leverage (d)	862,706	8.54%	871,197	8.72%	862,231	8.36%

Bank Only
Total equity	$774,218	7.66%	791,486	7.83%	795,463	7.63%

Common equity	774,218	7.66%	791,486	7.83%	795,463	7.63%

Tangible common equity (a)	630,549	6.33%	647,594	6.50%	650,904	6.33%

Tier 1 capital (b)	779,267	9.92%	771,854	9.85%	743,506	9.49%

Total risk-based capital (c)	994,856	12.67%	1,017,214	12.98%	989,274	12.62%

Leverage (d)	$779,267	7.73%	771,854	7.75%	743,506	7.23%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2005, the Corporation’s risk-based capital equaled 13.73% of risk-adjusted assets, exceeding minimum guidelines.

     The cash dividend of $0.27 paid in the first quarter has an indicated annual rate of $1.08 per share.

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

     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or un-pledged investment securities that totaled $746.69 million at quarter end 2005.

     Funding Trends for the Quarter - During the three months ended March 31, 2005, total deposits decreased $40.90 million from the linked quarter as certificates of deposit were allowed to mature without rollover.

     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the first quarter ended March 31, 2005, FirstMerit Bank paid FirstMerit Corporation $23.0 million in dividends. As of March 31, 2005, FirstMerit Bank had an additional $55.9 million available to pay dividends without regulatory approval.

Off-Balance Sheet Arrangements

     A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, TBA securities, options and swaptions is included in Note 9 (Accounting for Derivatives) in these consolidated financial statements and in Note 17 to the 2004 Form 10-K.

Forward-looking Safe-harbor Statement

     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s Form 10-K for the period ended December 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, the Corporation is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or stockholders’ equity of the Corporation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable.

     The following table provides information with respect to purchases the Corporation made of its common stock during the first quarter of the 2005 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2004:		$		2,257,928

January 1, 2005 - January 31, 2005	124,700	26.49	124,700	2,133,228
February 1, 2005 - February 28, 2005 (2)	201,701	26.70	180,500	1,952,728
March 1, 2005 - March 31, 2005 (2)	489,807	26.77	471,900	1,480,828

Balance as of March 31, 2005:	816,208	$25.96	777,100	1,480,828

	(2)

(1)	On July 15, 2004 the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock. This repurchase plan supersedes all other repurchase programs and does not have an expiration date.

(2)	39,109 of these shares of common stock were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1*	Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on January 26, 2005)

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION
By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE: May 5, 2005