Form 10-Q
period 2005-06-30
FIRSTMERIT CORP /OH/
filed 2005-08-04
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
June 30, 2005
COMMISSION FILE NUMBER 0-10161
FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)
III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal executive offices)
(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO
     As of July 29, 2005, 83,544,277 shares of the registrant’s common stock, without par value, were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(Unaudited, except December 31, 2004, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2005	2004	2004
		(in thousands)
ASSETS
Cash and due from banks	$201,240	169,052	216,258
Investment securities (at fair value) and federal funds sold	2,829,017	2,862,015	2,973,858
Loans held for sale	52,555	48,393	58,862
Loans
Commercial loans	3,423,384	3,285,012	3,324,335
Mortgage loans	634,777	639,715	627,633
Installment loans	1,601,022	1,598,588	1,668,679
Home equity loans	737,207	676,230	646,197
Credit card loans	138,335	145,042	140,110
Leases	76,286	88,496	113,047

Total loans	6,611,011	6,433,083	6,520,001
Less allowance for loan losses	(92,808)	(97,296)	(101,569)

Net loans	6,518,203	6,335,787	6,418,432
Premises and equipment, net	118,038	121,198	121,373
Goodwill	139,245	139,245	139,245
Intangible assets	4,200	4,647	5,091
Accrued interest receivable and other assets	451,770	442,290	451,028

Total assets	$10,314,268	10,122,627	10,384,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Demand-non-interest bearing	$1,439,800	1,470,543	1,400,715
Demand-interest bearing	834,315	841,595	804,355
Savings and money market accounts	2,350,829	2,384,510	2,498,152
Certificates and other time deposits	2,548,913	2,668,799	2,699,578

Total deposits	7,173,857	7,365,447	7,402,800

Securities sold under agreements to repurchase	1,699,337	1,336,471	1,573,492
Wholesale borrowings	333,627	300,220	320,367
Accrued taxes, expenses, and other liabilities	131,431	139,232	130,393

Total liabilities	9,338,252	9,141,370	9,427,052

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at June 30, 2005, December 31, 2004 and June 30, 2004	127,937	127,937	127,937
Capital surplus	108,736	110,513	110,415
Accumulated other comprehensive loss	(19,651)	(14,208)	(41,601)
Retained earnings	977,052	956,802	943,021
Treasury stock, at cost, 8,504,487, 7,835,399 and 7,197,488 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(218,058)	(199,787)	(182,677)

Total shareholders’ equity	976,016	981,257	957,095

Total liabilities and shareholders’ equity	$10,314,268	10,122,627	10,384,147

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
(Unaudited)	June 30		June 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Interest and fees on loans, including loans held for sale	$105,975	94,126	206,124	190,753
Interest and dividends on investment securities and federal funds sold	27,802	28,221	55,494	57,432

Total interest income	133,777	122,347	261,618	248,185

Interest expense:
Interest on deposits:
Demand-interest bearing	1,230	503	2,186	869
Savings and money market accounts	7,517	4,512	13,892	8,826
Certificates and other time deposits	20,696	19,598	41,296	41,229
Interest on securities sold under agreements to repurchase	10,624	6,271	19,465	12,409
Interest on wholesale borrowings	5,933	4,356	10,992	8,743

Total interest expense	46,000	35,240	87,831	72,076

Net interest income	87,777	87,107	173,787	176,109
Provision for loan losses	5,972	14,850	17,586	55,240

Net interest income after provision for loan losses	81,805	72,257	156,201	120,869

Other income:
Trust department income	5,684	5,696	11,189	11,052
Service charges on deposits	17,800	15,705	32,620	31,124
Credit card fees	10,523	9,546	19,934	18,210
ATM and other service fees	3,298	3,071	6,257	5,819
Bank owned life insurance income	3,024	3,083	6,098	6,209
Investment services and insurance	2,828	3,527	5,686	7,359
Manufactured housing income	40	5	142	150
Investment securities gains, net	(25)	1,412	1,847	1,482
Loan sales and servicing income	1,520	334	2,653	2,412
Other operating income	5,403	3,340	6,147	6,988

Total other income	50,095	45,719	92,573	90,805

Other expenses:
Salaries, wages, pension and employee benefits	41,351	39,139	80,744	78,200
Net occupancy expense	5,881	5,526	12,417	11,543
Equipment expense	3,002	3,323	6,187	6,858
Stationery, supplies and postage	2,484	2,577	4,945	5,289
Bankcard, loan processing and other costs	5,444	5,988	10,953	11,691
Professional services	3,843	3,977	5,993	7,123
Amortization of intangibles	222	222	445	445
Other operating expenses	17,170	16,784	31,163	33,251

Total other expenses	79,397	77,536	152,847	154,400

Income before income tax expense	52,503	40,440	95,927	57,274
Federal income taxes	16,358	9,412	29,694	13,540

Net income	$36,145	31,028	66,233	43,734

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	18,524	(54,037)	(4,059)	(31,163)
Minimum pension liability adjustment, net of taxes	—	—	(183)	—
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	(16)	917	1,201	963

Total other comprehensive income (loss), net of taxes	18,540	(54,954)	(5,443)	(32,126)

Comprehensive income (loss)	$54,685	(23,926)	60,790	11,608

Net income applicable to common shares	$36,145	31,028	66,233	43,734

Net income used in diluted EPS calculation	36,152	31,035	66,247	43,748

Weighted average number of common shares outstanding — basic	83,603	84,809	83,849	84,789

Weighted average number of common shares outstanding — diluted	83,890	85,149	84,187	85,161

Basic Earnings per Share	$0.43	0.37	0.79	0.52

Diluted Earnings per Share	$0.43	0.36	0.79	0.51

Dividend per Share	$0.27	0.26	0.54	0.52

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Six months ended June 30,
(Unaudited)	2005	2004
	(In thousands)
Operating Activities
Net income	$66,233	43,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17,586	55,240
Provision for depreciation and amortization	6,801	6,835
Amortization of investment securities premiums, net	2,198	3,934
Accretion of income for lease financing	(2,335)	(3,927)
Gains on sales of investment securities, net	(1,847)	(1,482)
Increase in interest receivable	(1,690)	(249)
Increase (decrease) in interest payable	330	(5,251)
Increase in other prepaid assets	(3,175)	(3,105)
Increase in bank owned life insurance	(6,100)	(6,208)
Originations of loans held for sale	(175,771)	(218,094)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	171,026	223,028
(Gains) losses on sales of loans, net	573	(477)
Amortization of intangible assets	445	445
Other changes	(2,046)	(9,382)

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,228	85,041
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	87,524	117,247
Available-for-sale — maturities	249,907	279,674
Purchases of investment securities available-for-sale	(310,887)	(362,047)
Net increase in loans and leases, except sales	(197,667)	(9,605)
Purchases of premises and equipment	(4,783)	(9,782)
Sales of premises and equipment	1,142	653

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(174,764)	16,140
Financing Activities
Net increase (decrease) in demand accounts	(38,023)	84,982
Net increase (decrease) in savings and money market accounts	(33,681)	36,887
Net decrease in certificates and other time deposits	(119,886)	(221,853)
Net increase in securities sold under agreements to repurchase	362,866	47,688
Net increase in wholesale borrowings	30,562	10,219
Cash dividends — common	(45,983)	(44,205)
Purchase of treasury shares	(25,605)	—
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	4,474	2,310

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	134,724	(83,972)

Increase in cash and cash equivalents	32,188	17,209
Cash and cash equivalents at beginning of period	169,052	199,049

Cash and cash equivalents at end of period	$201,240	216,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$49,660	36,156

Federal income taxes	$30,020	22,797

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2005 (Unaudited) (Dollars in thousands)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”), is a bank holding company whose principal asset is the common stock of its wholly owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of June 30, 2005 and 2004 and for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2004.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”) “Accounting Changes and Error Corrections.” This statement, a replacement of APB Opinion No. 20 and FASB Statement No. 3, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     On July 14, 2005, the FASB issued an exposure draft (“ED”) of a proposed interpretation, “Accounting for Uncertain Tax Positions—an Interpretation of FASB Statement No. 109.” The ED contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. If issued as a final standard, the guidance should significantly reduce diversity in current practice with respect to tax uncertainties and is likely to result in greater period-to-period income statement volatility as changes in judgment with respect to uncertain tax positions are recognized as discrete items within income-tax expense. Management is currently evaluating the ED and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     On September 30, 2004, the Emerging Issues Task Force (“EITF”) of Financial Accounting Standard Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 which prescribed the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The disclosures about unrealized losses that have not been recognized as other-than-temporary impairments have not been deferred and appear in Footnote 4 (Investment Securities) of these financial statements as well as the 2004 Form 10-K.
     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on the Corporation’s financial condition, results of operations, or liquidity.
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

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income, as reported	$36,145	31,028	66,233	43,734
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(937)	(857)	(1,682)	(1,620)

Pro forma net income	$35,208	30,171	64,551	42,114

Pro forma EPS — Basic	$0.42	0.36	0.77	0.50
Pro forma EPS — Diluted	$0.42	0.35	0.77	0.49
Reported EPS — Basic	$0.43	0.37	0.79	0.52
Reported EPS — Diluted	$0.43	0.36	0.79	0.51

Assumptions:

Dividend yield	4.12%	4.08%	4.02%	4.10%
Expected volatility	26.72%	29.91%	28.48%	30.00%
Risk free interest rate	3.85 - 4.04%	3.54 - 3.9%	3.77 - 4.04%	2.94 - 3.9%
Expected lives	5 Years	5 Years	5 Years	5 Years
     In December 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123R”). This statement superseded APB Opinion No. 25 and its related guidance. SFAS 123R requires companies to expense the fair value of employee stock options and was effective for the first quarter beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that would extend the compliance date until the first quarter of 2006. Management plans to adopt SFAS 123R effective January 1, 2006 and is presently analyzing the alternative transition methods and option pricing models that are available under the new standard.
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
     The Components of investment securities are as follows:

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$747	34	3	778
U.S. Government agency obligations	973,290	434	13,200	960,524
Obligations of state and political subdivisions	100,128	2,474	30	102,572
Mortgage-backed securities	1,526,454	2,090	20,409	1,508,135
Other securities	255,805	1,599	1,286	256,118

	$2,856,424	6,631	34,928	2,828,127

	Book Value	Fair Value
Due in one year or less	$140,094	138,877
Due after one year through five years	2,326,571	2,297,868
Due after five years through ten years	256,565	256,768
Due after ten years	133,194	134,614

	$2,856,424	2,828,127

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$747	35	—	782
U.S. Government agency obligations	869,869	248	10,232	859,885
Obligations of state and political subdivisions	102,052	3,026	29	105,049
Mortgage-backed securities	1,653,544	6,075	18,076	1,641,543
Other securities	253,577	1,064	1,460	253,181

	$2,879,789	10,448	29,797	2,860,440

	Book Value	Fair Value
Due in one year or less	$106,086	106,168
Due after one year through five years	2,453,879	2,433,730
Due after five years through ten years	181,261	180,972
Due after ten years	138,563	139,570

	$2,879,789	2,860,440

	June 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$497	26	—	523
U.S. Government agency obligations	813,823	560	17,397	796,986
Obligations of state and political subdivisions	105,178	2,117	493	106,802
Mortgage-backed securities	1,857,752	6,505	47,726	1,816,531
Other securities	258,105	1,216	6,305	253,016

	$3,035,355	10,424	71,921	2,973,858

	Book Value	Fair Value
Due in one year or less	$100,040	100,459
Due after one year through five years	1,846,348	1,813,158
Due after five years through ten years	935,951	911,140
Due after ten years	153,016	149,101

	$3,035,355	2,973,858

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.0 billion at June 30, 2005, $1.9 billion at December 31, 2004, and $2.0 billion at June 30, 2004.
     At June 30, 2005 and 2004, Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock amounted to $8.6 million, $105.2 million and $8.6 million, $100.7 million, respectively, and are included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
     The following tables show the unrealized losses that have not been recognized as other-than-temporary in accordance with EITF Issue 03-1. Management believes that due to the credit-worthiness of the issuers and the fact that the Corporation has the intent and the ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values is temporary in nature.

	At June 30, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$247	(3)	—	—	—	247	(3)
U.S. Government agency obligations	385,285	(2,057)	536,901	(11,144)	30	922,186	(13,201)
Obligations of states and political subdivisions	4,633	(13)	1,724	(6)	2	6,357	(29)
Mortgage-backed securities	526,963	(3,241)	792,859	(17,168)	37	1,319,822	(20,409)
Other securities	18,243	(245)	40,723	(1,041)	6	58,965	(1,286)

Total temporarily impaired securities	$935,371	(5,559)	1,372,207	(29,369)	75	2,307,577	(34,928)

	At December 31, 2004
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—	—
U.S. Government agency obligations	536,438	(6,175)	162,747	(4,057)	11	699,185	(10,232)
Obligations of states and political subdivisions	611	(2)	1,715	(27)	2	2,326	(29)
Mortgage-backed securities	560,187	(4,160)	455,784	(13,916)	21	1,015,971	(18,076)
Other securities	14,476	(123)	40,492	(1,337)	8	54,968	(1,460)

Total temporarily impaired securities	$1,111,712	(10,460)	660,738	(19,337)	42	1,772,450	(29,797)

	At June 30, 2004
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—	—
U.S. Government agency obligations	728,215	(17,405)	23	(1)	1	728,238	(17,406)
Obligations of states and political subdivisions	13,977	(493)	—	—	—	13,977	(493)
Mortgage-backed securities	1,579,534	(47,716)	100	(1)	2	1,579,634	(47,717)
Other securities	45,981	(631)	61,145	(5,674)	11	107,127	(6,305)

Total temporarily impaired securities	$2,367,707	(66,245)	61,268	(5,676)	14	2,428,976	(71,921)

5. Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of its loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

     The activity within the ALL for the three and six months ended June 30, 2005 and 2004 and the full year ended December 31, 2004 is shown in the following table:

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended	Year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2005	2004	2005	2004	2004
Allowance for loan losses-beginning of period	$97,115	113,573	97,296	91,459	91,459
Loans charged off:
Commercial	4,502	9,112	8,653	17,962	25,073
Mortgage	415	188	682	292	1,174
Installment	6,514	8,135	14,057	18,222	35,958
Home equity	571	542	1,323	1,327	3,085
Credit cards	2,662	2,941	5,082	5,696	11,254
Manufactured housing	—	27	—	313	443
Leases	758	396	2,365	1,195	2,012

Total charge-offs	$15,422	21,341	32,162	45,007	78,999

Recoveries:
Commercial	1,184	2,466	2,212	3,364	6,068
Mortgage	52	7	107	32	42
Installment	2,580	3,194	5,305	6,041	11,545
Home equity	318	306	611	681	1,430
Credit cards	734	791	1,310	1,474	2,920
Manufactured housing	147	255	355	677	1,088
Leases	129	139	189	279	491

Total recoveries	$5,144	7,158	10,089	12,548	23,584

Net charge-offs	$10,278	14,183	22,073	32,459	55,415
Allowance related to loans sold	—	(12,671)	—	(12,671)	(12,671)
Provision for loan losses	5,971	14,850	17,585	55,240	73,923

Allowance for loan losses-end of period	$92,808	101,569	92,808	101,569	97,296

Allowance for loan losses:
As a percentage of loans outstanding	1.40%	1.56%	1.40%	1.56%	1.51%

As a multiple of annualized net charge offs and allowance related to loans sold	2.25X	1.46X	2.09X	1.30X	1.43X

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2004 Form 10-K more fully describe the components of the allowance for loan loss model.

6. Goodwill and Intangible Assets – The following table summarizes goodwill and intangible assets:

	At June 30, 2005			At December 31, 2004			At June 30, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	5,935	4,202	10,137	5,490	4,647	10,137	5,045	5,092

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

Amortization expense for intangible assets was $0.22 million for both quarters ending June 30, 2005 and 2004. The following table shows the estimated future amortization expense for deposit base intangible assets, based on existing asset balances at December 31, 2004, for the years ended:

December 31, 2005	$889
December 31, 2006	889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347
     During the first quarter of 2005, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

7. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
BASIC EPS:
Net income applicable to common shares	$36,145	31,028	66,233	43,734

Average common shares outstanding	83,603	84,809	83,849	84,789

Net income per share — basic	$0.43	0.37	0.79	0.52

DILUTED EPS:

Net income available to common shares	$36,145	31,028	66,233	43,734
Add: interest expense on convertible bonds	7	7	14	14

	36,152	31,035	66,247	43,748

Avg common shares outstanding	83,603	84,809	83,849	84,789
Add: Equivalents from stock options	235	285	285	318
Add: Equivalents-convertible bonds	52	54	53	54

Average common shares and equivalents outstanding	83,890	85,148	84,187	85,161

Net income per common share — diluted	$0.43	0.36	0.79	0.51

     For the quarters ended June 30, 2005 and 2004, options to purchase 5.88 million and 4.95 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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
     The Corporation’s business is conducted solely in the United States. The following tables present a summary of financial results as of and for the three-month and six-month periods ended June 30, 2005 and 2004 and the full year ended December 31, 2004:

			Parent Company and Other
June 30, 2005	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$86,120	170,552	27,234	53,029	(25,577)	(49,794)	87,777	173,787
Provision for loan losses	5,820	17,586	152	—	—	—	5,972	17,586
Other income	49,933	94,719	162	315	—	—	50,095	95,034
Other expenses	78,046	152,765	1,347	2,536	4	7	79,397	155,308
Net income	$35,938	65,571	38,328	69,626	(38,121)	(68,964)	36,145	66,233
AVERAGES (millions) :
Assets	$10,242	10,194	1,248	1,254	(1,161)	(1,170)	10,329	10,278
Loans	6,597	6,543	4	4	—	—	6,601	6,547
Earnings assets	9,473	9,438	1,113	1,114	(1,097)	(1,098)	9,489	9,454
Deposits	7,357	7,380	—	—	(35)	(42)	7,322	7,338
Shareholders’ equity	$798	799	1,146	1,154	(982)	(983)	962	970

			Parent Company and Other
December 31, 2004	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
		YTD		YTD		YTD		YTD

OPERATIONS (thousands) :
Net interest income		$345,767		91,634		(86,596)		350,805
Provision for loan losses		73,732		191		—		73,923
Other income		173,532		753		—		174,285
Other expenses		311,119		804		6		311,929
Net income		100,076		110,784		(107,646)		103,214
AVERAGES (millions) :
Assets		10,255		1,270		(1,207)		10,318
Loans		6,490		4		—		6,494
Earnings assets		9,502		1,100		(1,086)		9,516
Deposits		7,526		—		(86)		7,440
Shareholders’ equity		789		1,165		(970)		984

			Parent Company and Other
June 30, 2004	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$85,942	173,819	1,155	24,504	10	(22,214)	87,107	176,109
Provision for loan losses	14,911	55,290	(61)	(50)	—	—	14,850	55,240
Other income	45,548	90,426	171	379	—	—	45,719	90,805
Other expenses	77,409	153,887	132	509	(5)	4	77,536	154,400
Net income	$30,306	42,260	31,860	45,525	(31,138)	(44,051)	31,028	43,734
AVERAGES (millions) :
Assets	$10,342	10,391	1,270	1,292	(1,140)	(1,223)	10,472	10,460
Loans	6,537	6,529	4	4	—	—	6,541	6,533
Earnings assets	9,644	9,641	1,093	1,103	(1,078)	(1,089)	9,659	9,655
Deposits	7,527	7,531	—	—	(90)	(91)	7,437	7,440
Shareholders’ equity	$727	792	1,163	1,174	(908)	(974)	982	992
9. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, in accounting for its derivative activities. At June 30, 2005, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting then no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets and statements of income. The remaining hedge does not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     In the third quarter of 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. It is anticipated that the hedges will prove to be highly effective. A correlation analysis performed at quarter-end verified that the hedges were effective.
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded to current earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are recorded at fair value with changes in value recorded to current earnings.
     In 2003, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSR”). During the third quarter of 2004, options on treasury securities, options on mortgage-backed securities and swaptions were utilized to enhance the effectiveness of the economic hedge associated with the MSR. Within the “Other Income” section of these consolidated financial statements and Note 6 to the 2004 Form 10-K, the Corporation’s basis for accounting for mortgage servicing rights is discussed in more detail. In accordance with SFAS No. 133, the Corporation classified and accounted for all three of these instruments as nondesignated derivatives. Accordingly, these securities were recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income. At June 30, 2005 the Corporation did not have any TBA Securities, options, or swaptions outstanding.
10. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Components of Net Periodic Pension Cost
Service Cost	$1,597	1,922	3,194	3,844
Interest Cost	2,206	2,057	4,413	4,114
Expected return on assets	(2,875)	(2,851)	(5,751)	(5,702)
Amortization of unrecognized:
Transition (asset)	—	(9)	—	(18)
Prior service costs	57	69	114	138
Cumulative net (gain) loss	863	567	1,726	1,134

Net periodic pension cost	$1,848	1,755	3,696	3,510

	Postretirement Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Components of Net Periodic Postretirement Cost
Service Cost	$201	192	402	384
Interest Cost	386	502	772	1,004
Amortization of unrecognized:
Transition (asset)	—	39	—	78
Prior service costs	(135)	(102)	(270)	(203)
Cumulative net (gain) loss	24	92	48	184

Net periodic postretirement cost	$476	723	952	1,447

     The Corporation anticipates making a contribution to the pension plan during the third quarter of 2005; however, Management has not yet completed the evaluation of the most appropriate discount rate and long term rate of return that should be used to determine the appropriate funding level.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	June 30, 2005			December 31, 2004			June 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$197,548			213,994			226,637
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,478,319	23,722	3.84%	2,602,317	97,037	3.73%	2,689,533	24,729	3.70%
Obligations of states and political subdivisions (tax exempt)	99,756	1,673	6.73%	103,402	7,311	7.07%	104,132	1,825	7.05%
Other securities and federal funds sold	255,743	3,037	4.76%	261,765	9,765	3.73%	260,990	2,324	3.58%

Total investment securities and federal funds sold	2,833,818	28,432	4.02%	2,967,484	114,113	3.85%	3,054,655	28,878	3.80%

Loans held for sale	54,409	804	5.93%	55,002	2,089	3.80%	63,244	633	4.03%
Loans	6,601,204	105,196	6.39%	6,493,472	383,905	5.91%	6,540,974	93,511	5.75%

Total earning assets	9,489,431	134,432	5.68%	9,515,958	500,107	5.26%	9,658,873	123,022	5.12%

Allowance for loan losses	(96,342)			(100,959)			(112,120)
Other assets	738,530			689,312			698,570

Total assets	$10,329,167			10,318,305			10,471,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,470,673	—	—	1,398,112	—	—	1,402,273	—	—
Demand — interest bearing	834,708	1,230	0.59%	805,419	2,152	0.27%	814,718	503	0.25%
Savings and money market accounts	2,370,280	7,517	1.27%	2,473,728	19,145	0.77%	2,492,318	4,512	0.73%
Certificates and other time deposits	2,646,199	20,696	3.14%	2,762,975	81,540	2.95%	2,727,745	19,598	2.89%

Total deposits	7,321,860	29,443	1.61%	7,440,234	102,837	1.38%	7,437,054	24,613	1.33%

Securities sold under agreements to repurchase	1,385,644	10,624	3.08%	1,447,629	26,259	1.81%	1,589,014	6,271	1.59%
Wholesale borrowings	498,088	5,933	4.78%	307,867	17,494	5.68%	320,222	4,356	5.47%

Total interest bearing liabilities	7,734,919	46,000	2.39%	7,797,618	146,590	1.88%	7,944,017	35,240	1.78%

Other liabilities	161,336			139,046			143,475

Shareholders’ equity	962,239			983,529			982,195

Total liabilities and shareholders’ equity	$10,329,167			10,318,305			10,471,960

Net yield on earning assets	$9,489,431	88,432	3.74%	9,515,958	353,517	3.71%	9,658,873	87,782	3.66%

Interest rate spread			3.30%			3.38%			3.34%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
     Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited) Continued
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Six months ended			Six months ended
(Dollars in thousands)	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$194,163			219,497
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,496,528	47,540	3.84%	2,696,804	50,295	3.75%
Obligations of states and political subdivisions (tax exempt)	100,659	3,436	6.88%	103,293	3,654	7.11%
Other securities	253,816	5,743	4.56%	262,211	4,803	3.68%

Total investment securities	2,851,003	56,719	4.01%	3,062,308	58,752	3.86%

Federal funds sold	2,083	57	5.52%	1,381	7	1.02%
Loans held for sale	53,825	1,431	5.36%	58,626	1,071	3.67%
Loans	6,546,926	204,742	6.31%	6,533,061	189,719	5.84%

Total earning assets	9,453,837	262,949	5.61%	9,655,376	249,549	5.20%

Allowance for loan losses	(96,390)			(107,920)
Other assets	726,859			693,421

Total assets	$10,278,469			10,460,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,459,014	—	—	1,366,165	—	—
Demand — interest bearing	827,879	2,186	0.53%	791,003	869	0.22%
Savings and money market accounts	2,381,092	13,892	1.18%	2,487,884	8,826	0.71%
Certificates and other time deposits	2,670,199	41,296	3.12%	2,794,536	41,229	2.97%

Total deposits	7,338,184	57,374	1.58%	7,439,588	50,924	1.38%

Securities sold under agreements to repurchase	1,356,106	19,465	2.89%	1,568,295	12,409	1.59%
Wholesale borrowings	455,357	10,992	4.87%	315,299	8,743	5.58%

Total interest bearing liabilities	7,690,633	87,831	2.30%	7,957,017	72,076	1.82%

Other liabilities	158,804			145,467

Shareholders’ equity	970,018			991,725

Total liabilities and shareholders’ equity	$10,278,469			10,460,374

Net yield on earning assets	$9,453,837	175,118	3.74%	9,655,376	177,473	3.70%

Interest rate spread			3.31%			3.38%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
     Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS
     The Corporation recorded second quarter 2005 net income of $36.1 million, or $0.43 per diluted share, up from $31.0 million, or $0.36 per diluted share, for the second quarter of 2004. Annualized returns on average common equity (“ROE”) and average assets (“ROA”) for the quarter were 15.07% and 1.40%, respectively, compared with 12.71% and 1.19% for the second quarter of 2004.
     For the first six months of 2005, the Company reported net income of $66.2 million, or $0.79 per diluted share, up from $43.7 million, or $0.51 per diluted share, for the first six months of 2004. ROE and ROA were 13.77% and 1.30%, respectively, compared with 8.87% and 0.84% for the prior-year period.
     Total revenue, defined as net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income net of securities transactions, was $138.6 million for the second quarter of 2005, compared with $132.1 million in the prior-year quarter. FTE net interest income increased 0.74% year-over-year, to $88.4 million. The impact of an 8 basis point increase in the net interest margin to 3.74% offset a 1.75% decline in average earning assets to $9.5 billion. The outstanding balance of the investment portfolio declined as a result of the Company’s de-leverage strategy to manage its interest rate risk position, however the yield on the investment portfolio has improved since the second quarter of 2004. Average loans increased 0.92%, to $6.6 billion, with growth tempered by the sale of problem commercial assets. While the loan sales in June of 2004 contributed to declining average loan balances in the third and fourth quarters of 2004, the transactions strengthened the risk profile of the balance sheet.
     Noninterest income for the second quarter of 2005 totaled $50.1 million, compared with $45.7 million for the second quarter of 2004. Excluding securities gains (losses), non-interest income was $50.1 million in the second quarter of 2005 and $44.3 million in the same period last year. The overall increase in noninterest income reflects increased deposit and bankcard fees resulting from the Company’s strategies to generate higher fee income from these business lines and the favorable settlement of certain contractual obligations.
     Noninterest expense totaled $79.4 million for the second quarter of 2005, compared with $77.5 million for the second quarter of 2004, an increase of 2.40%. Advertising and promotion expense increased $1.6 million, compared with the second quarter of 2004 and salary and benefits expense increased $2.2 million, or 5.65%. The efficiency ratio for the quarter was 57.14%, compared with 58.53% for the year ago quarter, reflecting the impact of profitable marketing activity offset slightly by higher compensation expenditures related to improved operating performance during the quarter.
     As of June 30, 2005, nonperforming assets were $54.0 million, or 0.82% of period-end loans plus other real estate, compared with $46.7 million, or 0.71%, as of March 31, 2005, $45.9 million or 0.71% as of December 31, 2004 and $48.8 million or 0.75%, as of June 30, 2004. Net charge-offs for the second quarter of 2005 were $10.3 million, compared with $14.2 million for the second quarter of 2004, a decline of $3.9 million, or 27.53%. Compared with the previous quarter, net charge-offs decreased $1.5 million, or 12.86%. Annualized net charge-offs to average loans in the second quarter of 2005 improved to 0.62%, compared with 0.74% for the prior quarter and 0.87% for the second quarter of 2004.

     The Company recorded $6.0 million of loan loss provision in the second quarter of 2005, compared with $14.9 million in the second quarter of 2004. In the first quarter of 2005, the loan loss provision was $11.6 million. The reduced loan loss provision was primarily the result of significant improvement in the Company’s level of criticized commercial loans in the second quarter of 2005. This reduction in criticized loans reflects continued strengthening of the overall quality of the loan portfolio and factored into the allowance for loan loss methodology for the period. The allowance for credit losses at June 30, 2005 was 1.49% of period-end loans, compared with 1.59% on March 31, 2005, 1.60% at December 31, 2004 and 1.65% on June 30, 2004.
     Assets at June 30, 2005 totaled $10.3 billion, down 0.67% from June 30, 2004, but up 1.9% from December 31, 2004. Period-end loan growth of $91.0 million, or 1.40%, was driven by commercial loans and home equity loans increasing 2.98% and 14.08%, respectively, to mitigate a 4.05% decline in installment loans and an anticipated 32.52% decline in the leasing portfolio. Investment securities and federal funds sold decreased $144.8 million, or 4.87%, over the same time period, funding the growth of other earning assets.
     Deposits totaled $7.2 billion at June 30, 2005, down 2.6% from December 31, 2004 and 3.09% from June 30, 2004. Time deposits declined $150.7 million, or 5.58%, significantly impacted by the maturation of high-cost brokered CD’s. The Company increased its core deposit concentration to 64.47% of deposits at June 30, 2005, compared with 63.80% at December 31, 2004 and 63.53% at June 30, 2004.
     Shareholders’ equity was $976.0 million on June 30, 2005. The Corporation’s capital position remains strong as tangible equity to assets was 8.19%, compared with 8.39% on December 31, 2004 and 7.94% on June 30, 2004. The common dividend paid during the quarter was $0.27 per share, a $0.01 increase from the prior-year quarter. During the second quarter of 2005 the Company repurchased 145,143 common shares. Period-end common shares outstanding totaled 83.5 million.
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2005 was $87.78 million compared to $87.11 million for the three months ended June 2004. The $0.67 million increase in net interest income occurred because the $10.76 million increase in interest expense, compared to the same quarter last year was less than the $11.43 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment was $0.7 million for both quarters ending June 30, 2005 and 2004.
     FTE net interest income for the quarter ended June 30, 2005 was $88.43 million compared to $87.78 million for the three months ended June 30, 2004. The $0.65 million increase in FTE net interest income occurred because the $10.76 million increase in interest expense, compared to the same quarter last year, was less than the $11.41 million increase in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.
     As illustrated in the following table, the increased amount of interest income recorded in the 2005 second quarter compared to the same 2004 period, was primarily rate driven as higher yields on loans increased interest income by $10.82 million during those periods. The table also depicts similar three-month increases in interest expense, again caused by the continued rise in interest rates from 2004 through the second quarter of 2005. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2005 quarter compared to the same 2004 period increased interest expense by $10.89 million. The six-month analysis was also primarily rate driven as the higher yield on loans increased interest income by $14.62 while the increase in rates paid on deposits and securities sold under agreements to repurchase increased interest expense by $17.61 million.

	Quarters ended June 30, 2005 and 2004			Six months ended June 30, 2005 and 2004
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$(2,138)	1,652	(486)	(4,078)	2,045	(2,033)
Loans held for sale	(98)	269	171	(94)	454	360
Loans	868	10,817	11,685	404	14,619	15,023
Federal funds sold	4	36	40	5	45	50

Total interest income — FTE	$(1,364)	12,774	11,410	(3,763)	17,163	13,400

INTEREST EXPENSE
Demand deposits-interest bearing	$12	715	727	42	1,275	1,317
Savings and money market accounts	(231)	3,236	3,005	(394)	5,460	5,066
Certificates of deposits and other time deposits	(599)	1,697	1,098	(1,877)	1,944	67
Securities sold under agreements to repurchase	(892)	5,245	4,353	(1,874)	8,930	7,056
Wholesale borrowings	2,174	(597)	1,577	3,495	(1,246)	2,249

Total interest expense	$464	10,296	10,760	(608)	16,363	15,755

Net interest income — FTE	$(1,828)	2,478	650	(3,155)	800	(2,355)

Net Interest Margin
     The following table provides 2005 FTE net interest income and net interest margin totals as well as 2004 comparative amounts:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net interest income	$87,777	87,107	173,787	176,109
Tax equivalent adjustment	655	675	1,331	1,364

Net interest income — FTE	$88,432	87,782	175,118	177,473

Average earning assets	$9,489,431	9,658,873	9,453,837	9,655,376

Net interest margin — FTE	3.74%	3.66%	3.74%	3.70%

     Average loan outstandings for the current year and prior year second quarters totaled $6.60 billion and $6.54 billion, respectively. Increases in average loan balances from second quarter 2004 to second quarter this year occurred in commercial, residential mortgage and home equity loans while installment loans, credit card loans, and leases declined. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loan outstandings, compared to second quarter 2004, were as follows: commercial loans up $66.31 million or 1.97%; residential real estate loans up $13.48 million or 2.15%; home equity loans as a result of targeted marketing rose $61.69 million or 9.60%; credit card loans down $3.54 million or 2.50%; installment loans, both direct and indirect, were down $38.89 million or 2.37%; and leases were down $38.82 million, or 32.50%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2005 and 2004 second quarters equaled 69.56% and 67.72% of average earning assets, respectively. The modest increase in this percentage illustrates that liquidity remains high and overall loan demand remains flat.
     Average deposits were $7.32 billion during the 2005 second quarter, down $115,194 million, or 1.55%, from the same period last year. Core deposits, which are defined as checking accounts, savings accounts and money market savings products, declined. For the quarter ended June 30, 2005, average core deposits decreased $33.65 million or 0.71% and represented 63.86% of total average deposits compared to 63.32% for the 2004 second quarter. Average certificates of deposit (“CDs”) declined $81.55 million or 2.99% compared to the prior year quarter. Average wholesale borrowings increased $177.87 million and as a percentage of total interest-bearing funds equaled 6.44% for the 2005 second quarter and 4.03% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $203.37 million and as a percentage of total interest bearing funds equaled 17.91% for the 2005 second quarter and 20.00% for the 2004 second quarter. The decrease in deposits was offset by an increase in wholesale borrowings. Average interest-bearing liabilities funded 81.51% of average earning assets in the current year quarter and 82.25% during the three months ended June 30, 2004.
     In summary, loan growth over the past six months occurred mainly in higher-yielding commercial, residential mortgages and home equity outstandings, resulting in a lower concentration of leases, installment and credit card loans.
Other Income
     Other (non-interest) income for the quarter totaled $50.10 million, an increase of $4.38 million from the $45.72 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 36.17% compared to 33.54% for the same quarter one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales.
     A principle component of the overall increase in other income was the $1.19 million increase in loan sales and servicing income consisting of: a $0.34 million increase in loan origination fees; a $1.28 million decrease in the mortgage servicing rights valuation allowance and a $0.66 million decrease in the amortization of mortgage servicing rights offset by a $1.09 million decrease in the gain on sale of mortgages.
     The remaining changes in other income, compared to the second quarter last year, were primarily as follows: service charges on deposit accounts totaled $17.80 million, up 13.34% due in part to new fee strategies; credit card fees increased $0.98 million or 10.32%; ATM and other service fees increased $0.23 million or 7.39%; income from bank owned life insurance decreased $0.60 million or 1.91%; investment services and insurance fees decreased $0.70 million. There were no significant sales of investment securities during the second quarter of 2005 compared to the gains of $1.41 million recorded in the second quarter 2004. Other operating income increased $2.06 million. During the fourth quarter of 2001, the Corporation exited the manufactured housing lending business and thereby ceased new originations of manufactured housing loans. In conjunction with the exit of this business, the Corporation recorded a liability for certain contractual obligations. In the second quarter of 2005, settlements were reached on several of the contracts and $2.46 million was recorded in noninterest income.
     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSR”), net of accumulated amortization and valuation allowance, included in the consolidated Balance Sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30	March 31	December 31,	September 31,	June 30,
(Dollars in thousands)	2005	2005	2004	2004	2004
Balance at beginning of period	$18,396	18,261	18,099	18,258	16,424
Addition of mortgage servicing rights	1,072	703	931	1,117	1,495
Amortization	(759)	(793)	(877)	(931)	(1,422)
Changes in valuation allowance	(74)	225	108	(345)	1,761

Balance at end of period	$18,635	18,396	18,261	18,099	18,258

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.10 million, $0.2 million, and $0.0 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These balances represent the rights to service approximately $1.95 billion, $2.03 billion and $2.6 billion of mortgage loans at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $79.4 million for the second quarter compared to $77.5 million in 2004, an increase of $1.86 million, or 2.40%.
     For the three months ended June 30, 2005, increases in operating costs compared to second quarter 2004 occurred as follows: salaries, wages, pension and employee benefits, rose $2.21 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives; occupancy expenses rose $0.36 million primarily due to inclement weather during the second quarter; while professional fees decreased $0.13 million.
     The efficiency ratio of 57.14% for second quarter 2005 was better than the efficiency ratio of 58.53% recorded for the second quarter, 2004. The efficiency ratio for the three months ended June 30, 2005 indicates 57.14 cents of operating costs were spent in order to generate each dollar of net revenue.

Federal Income Taxes
     Federal income tax expense totaled $16.36 million and $9.41 million for the quarters ended June 30, 2005 and 2004, respectively. The effective federal income tax rate for second quarter 2005 was 31.2% compared to 23.3% for the same quarter 2004. The increase in effective rate is primarily due to the relative change in pre-tax net income as well as a reduction in tax expense for the 2004 quarter due to the successful resolution of Internal Revenue Service’s review of the Corporation’s tax returns for the years 1999 and 2000. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2004 Form 10-K.
FINANCIAL CONDITION
Investment Securities
     The June 30, 2005 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements.
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
     During the quarter ended March 31, 2004, the Corporation strengthened the allowance for loan losses by $22.1 million above net charge-offs. During that quarter, Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of the commercial and industrial loan portfolio. We also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led Management to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. Note 1 (Summary of Significant Accounting Policies) and Note 4

(Allowance for Loan Losses) in the 2004 Form 10-K more fully describes the components of the model.
     During the third quarter of 2004, Management analyzed and subsequently made further refinements to the allowance for loan losses model assumptions and methodology to better reflect current loss expectations. Management averaged the Corporation’s commercial loan five year migration loss ratios with the Corporation’s two year loss ratios to better reflect the new underwriting standards that have been in effect for the last two years. This methodology has been consistently applied to all subsequent periods.

		Year Ended
	Quarter ended	December 31,	Quarter ended
	June 30, 2005	2004	June 30, 2004
Allowance for Loan Losses
Allowance for loan losses-beginning of period	$97,115	91,459	113,573
Provision for loan losses	5,971	73,923	14,850
Loans charged off	(15,422)	(78,999)	(21,341)
Recoveries on loans previously charged off	5,144	23,584	7,158
Allowance related to loans sold	—	(12,671)	(12,671)

Allowance for loan losses-end of period	$92,808	97,296	101,569

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,479	6,094	6,688
Provision for credit losses	(694)	(320)	(696)

Balance at end of period	$5,785	5,774	5,992

Allowance for Credit Losses	$98,593	103,070	107,561

Annualized net charge-offs and allowance related to loans sold as a % of average loans	0.62%	1.05%	1.65%

Allowance for credit losses:
As a percentage of loans outstanding	1.49%	1.60%	1.65%

As a percentage of nonperforming loans	221.76%	254.39%	261.67%

     The allowance for credit losses decreased $4.5 million from December 31, 2004 to June 30, 2005 as compared to a decrease of $9.0 million from June 30, 2004 to June 30, 2005. The overall decrease was attributed to a substantial improvement in criticized assets. During the quarter ended June 30, 2005, $54.0 million of criticized assets were paid off or upgraded. Net charge offs declined $10.4 million for the six months ending June 30, 2005 from six months ending June 30, 2004. The decline in criticized assets coupled with the decline in net charge offs was the primary reason for the $8.9 million reduction in the provision for loans losses at June 30, 2005 from June 30, 2004. The following tables show this overall trend in increased credit quality by specific asset and risk categories.

	At June 30, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$13,510	15,694		—	—	—	—	29,204
Allowance	3,020	1,993		—	—	—	—	5,013
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	27,190	1,378	—					28,568
Grade 1 allowance	100	2	—					102
Grade 2 loan balance	165,035	95,489	14,581					275,105
Grade 2 allowance	1,341	285	130					1,756
Grade 3 loan balance	255,714	319,928	18,231					593,873
Grade 3 allowance	2,004	1,257	171					3,432
Grade 4 loan balance	855,271	1,423,441	51,624					2,330,336
Grade 4 allowance	18,118	9,885	1,200					29,203
Grade 5 (Special Mention) loan balance	55,682	37,789	594					94,065
Grade 5 allowance	3,754	708	44					4,506
Grade 6 (Substandard) loan balance	80,429	63,398	22					143,849
Grade 6 allowance	10,956	3,056	3					14,015
Grade 7 (Doubtful) loan balance	461	493	—					954
Grade 7 allowance	179	61	—					240
Consumer loans based on payment status:
Current loan balances			11,367	1,571,280	733,271	134,284	607,818	3,058,020
Current loans allowance			177	20,765	2,273	3,646	1,070	27,931
30 days past due loan balance			230	13,942	2,657	1,835	11,423	30,087
30 days past due allowance			7	1,155	135	648	125	2,070
60 days past due loan balance			131	4,857	576	948	4,055	10,567
60 days past due allowance			15	1,135	86	523	138	1,897
90+ days past due loan balance			54	2,889	702	1,267	11,471	16,383
90+ days past due allowance			15	1,304	195	1,001	128	2,643

Total loans	$1,453,292	1,957,610	96,834	1,592,968	737,206	138,334	634,767	6,611,011

Total Allowance for Loan Losses	$39,472	17,247	1,762	24,359	2,689	5,818	1,461	92,808

	At December 31, 2004
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,317	14,299	779	—	—	—	—	22,395
Allowance	2,530	1,561	779	—	—	—	—	4,870
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	13,912	1,479	—					15,391
Grade 1 allowance	46	2	—					48
Grade 2 loan balance	156,983	102,607	19,191					278,781
Grade 2 allowance	1,058	302	142					1,502
Grade 3 loan balance	233,813	299,103	21,709					554,625
Grade 3 allowance	1,899	1,120	192					3,211
Grade 4 loan balance	795,649	1,337,019	48,296					2,180,964
Grade 4 allowance	17,917	7,820	1,140					26,877
Grade 5 (Special Mention) loan balance	76,974	48,195	63					125,232
Grade 5 allowance	5,327	828	5					6,160
Grade 6 (Substandard) loan balance	104,121	70,606	4,142					178,869
Grade 6 allowance	14,175	2,914	614					17,703
Grade 7 (Doubtful) loan balance	534	586	35					1,155
Grade 7 allowance	196	82	14					292
Consumer loans based on payment status:
Current loan balances			19,926	1,559,608	671,297	140,666	612,790	3,004,287
Current loans allowance			312	20,645	1,865	4,128	894	27,844
30 days past due loan balance			1,492	21,099	3,079	1,764	13,050	40,484
30 days past due allowance			49	1,705	147	643	131	2,675
60 days past due loan balance			258	6,910	820	1,066	4,938	13,992
60 days past due allowance			30	1,501	114	602	150	2,397
90+ days past due loan balance			228	5,164	1,035	1,544	8,937	16,908
90+ days past due allowance			54	2,094	277	1,197	95	3,717

Total loans	$1,389,303	1,873,894	116,119	1,592,781	676,231	145,040	639,715	6,433,083

Total Allowance for Loan Losses	$43,148	14,629	3,331	25,945	2,403	6,570	1,270	97,296

	At June 30, 2004
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,648	10,965	898	—	—	—	—	21,511
Allowance	2,410	828	773	—	—	—	—	4,011
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	12,552	1,976	—					14,528
Grade 1 allowance	58	5	—					63
Grade 2 loan balance	160,777	117,510	28,342					306,629
Grade 2 allowance	896	530	170					1,596
Grade 3 loan balance	230,302	289,080	24,775					544,157
Grade 3 allowance	3,902	1,657	287					5,846
Grade 4 loan balance	888,644	1,288,650	53,824					2,231,118
Grade 4 allowance	21,416	11,624	1,527					34,567
Grade 5 (Special Mention) loan balance	64,989	51,525	1,889					118,403
Grade 5 allowance	3,807	880	130					4,817
Grade 6 (Substandard) loan balance	116,635	68,369	653					185,657
Grade 6 allowance	13,347	2,835	87					16,269
Grade 7 (Doubtful) loan balance	674	553	—					1,227
Grade 7 allowance	265	91	—					356
Consumer loans based on payment status:
Current loan balances			34,742	1,613,408	641,408	134,880	598,331	3,022,769
Current loans allowance			401	19,114	1,817	3,895	724	25,951
30 days past due loan balance			1,802	19,850	2,703	1,993	14,672	41,020
30 days past due allowance			45	1,372	109	717	132	2,375
60 days past due loan balance			391	7,757	1,478	1,300	3,969	14,895
60 days past due allowance			33	1,393	172	720	105	2,423
90+ days past due loan balance			198	4,680	610	1,938	10,661	18,087
90+ days past due allowance			35	1,591	149	1,415	105	3,295

Total loans	$1,484,221	1,828,628	147,514	1,645,695	646,199	140,111	627,633	6,520,001

Total Allowance for Loan Losses	$46,101	18,450	3,488	23,470	2,247	6,747	1,066	101,569

Loans
     Total loan outstandings at June, 2005 were $6.6 billion compared to $6.4 billion at December 31, 2004 and $6.5 billion at June 30, 2004.
     The commercial loan portfolio increased by 2.98% over the prior year quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $126.0 million of mortgage loans in the second quarter 2005, compared to $309.4 million in same quarter of 2004, and $590.9 billion for the full year ended December 31, 2004, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 can be found in the Net Interest Income section of this document.

	As of	As of	As of
	June 30,	December 31,	June 30,
(Dollars in thousands)	2005	2004	2004
Commercial loans	$3,423,384	3,285,012	3,324,335
Mortgage loans	634,777	639,715	627,633
Installment loans	1,601,022	1,598,588	1,668,679
Home equity loans	737,207	676,230	646,197
Credit card loans	138,335	145,042	140,110
Leases	76,286	88,496	113,047

Total Loans	$6,611,011	6,433,083	6,520,001

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
June 30, 2005
(Dollars in thousands)
Due in one year or less	$1,502,916
Due after one year but within five years	1,591,208
Due after five years	329,260

Totals	$3,423,384

Due after one year with a predetermined fixed interest rate	$966,701
Due after one year with a floating interest rate	953,767

Totals	$1,920,468

     The following table summarizes the Corporation’s nonperforming assets:

	June 30,	December 31,	June 30,
	2005	2004	2004
	(Dollars in thousands)
Nonperforming commercial loans	$38,124	33,831	33,080
Other nonaccrual loans:	6,336	6,685	8,025

Total nonperforming loans	44,460	40,516	41,105
Other real estate (“ORE”)	9,525	5,375	7,714

Total nonperforming assets	$53,985	45,891	48,819

Loans past due 90 day or more accruing interest	$17,969	20,703	18,387

Total nonperforming assets as a percentage of total loans and ORE	0.82%	0.71%	0.75%

     The $7.3 million increase in nonperforming assets over the linked quarter, is primarily attributable to a $3.0 million assisted living facility that reached nonaccrual status and a $5.0 million golf course community loan that moved to the ORE portfolio offset by a $0.7 million additional reserve on an existing ORE property. Both loans were underwritten several years ago and have been in the criticized loan category for several years. Management does not anticipate a significant loss from either credit. The allowance for credit losses covers nonperforming loans by 221.76% compared to 261.67% at the end of the prior year quarter. See Note 1 (Summary of Significant Accounting Policies) of the 2004 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.
     The following table is a nonaccrual commercial loan flow analysis:

Period End	2Q05	1Q05	4Q04	3Q04	2Q04
		(Dollars in thousands)
Nonaccrual commercial loans beginning of period	$34,207	33,831	33,812	33,080	71,596

Credit Actions:
New	22,498	11,315	13,766	9,094	10,211
Loan and lease losses	(3,332)	(3,904)	(4,665)	(1,857)	(7,253)
Charged down	(2,444)	(1,874)	(137)	(1,009)	(1,859)
Return to accruing status	(801)	(2,130)	(4,449)	(345)	(744)
Payments	(12,004)	(3,031)	(4,496)	(5,151)	(3,937)
Sales	—	—	—	—	(34,934)

Nonaccrual commercial loans end of period	$38,124	34,207	33,831	33,812	33,080

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2005		December 31, 2004		June 30, 2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,470,673	—	1,398,112	—	1,402,273	—
Interest-bearing DDA	834,708	0.59%	805,419	0.27%	814,718	0.25%
Savings and money market	2,370,280	1.27%	2,473,728	0.77%	2,492,318	0.73%
CDs and other time deposits	2,646,199	3.14%	2,762,975	2.95%	2,727,745	2.89%

Total customer deposits	$7,321,860	1.61%	7,440,234	1.38%	7,437,054	1.33%

Securities sold under agreements to repurchase	1,385,644	3.08%	1,447,629	1.81%	1,589,014	1.59%
Wholesale borrowings	498,088	4.78%	307,867	5.68%	320,222	5.47%

Total funds	$9,205,592		9,195,730		9,346,290

     Interest-bearing and noninterest-bearing demand deposits, on a combined basis, averaged $2.31 billion during the 2005 second quarter, up $88.39 million or 3.99% from second quarter 2004. Savings deposits, including money market savings accounts averaged $2.37 billion, $122.04 million or 4.90% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $33.65 million or 0.71%, and represented 63.86% of total average deposits for the second quarter, 2005 compared to 63.32% last year.
     The weighted-average yield paid on interest-bearing core deposits during the quarter at 1.09% was 49 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.65 billion for the second quarter, down 2.99% from the same quarter last year. Average rates paid on CDs rose 25 basis points from 2.89% in the 2004 quarter to 3.14% this year. On a percentage basis, average CDs were 34.21% and 34.34%, respectively, of total interest-bearing funds for the June 30, 2005 and 2004 quarters.
     Securities sold under agreements to repurchase decreased to 17.91% of interest-bearing funds during the three months ended June 30, 2005 from 20.00% for the June 30, 2004 quarter. Interest-bearing liabilities funded 81.51% of average earning assets during the quarter ended June 30, 2005 and 82.25% during the quarter ended June 30, 2004. Wholesale funds increased to 6.44% of interest-bearing funds during the second quarter, 2005 from 4.03% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2004.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2005:

Maturing in:	Amount
(Dollars in thousands)
Under 3 months	$367,160
3 to 12 months	311,520
Over 12 months	118,638

$797,318

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2005 and December 31, 2004:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points
June 30, 2005	(2.12%)	(0.19%)	(1.31%)
December 31, 2004	(2.81%)	0.36%	0.25%
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2005 and December 31, 2004:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points
June 30, 2005	(2.72%)	(0.16%)	(1.77%)
December 31, 2004	(0.22%)	(1.99%)	(5.57%)

Capital Resources
     Shareholders’ equity at June 30, 2005 totaled $976.0 million compared to $981.3 million at December 31, 2004 and $957.1 million at June 30, 2004.
The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
(Dollars in thousands)	2005		2004		2004
Consolidated
Total equity	$976,016	9.46%	981,257	9.69%	957,095	9.22%

Common equity	976,016	9.46%	981,257	9.69%	957,095	9.22%

Tangible common equity (a)	832,571	8.19%	837,365	8.39%	812,759	7.94%

Tier 1 capital (b)	873,672	11.01%	871,197	11.09%	871,011	10.98%

Total risk-based capital (c)	1,092,262	13.76%	1,119,095	14.25%	1,119,913	14.11%

Leverage (d)	873,672	8.54%	871,197	8.72%	871,011	8.43%

Bank Only
Total equity	$805,645	7.83%	791,486	7.83%	770,984	7.45%

Common equity	805,645	7.83%	791,486	7.83%	770,984	7.45%

Tangible common equity (a)	662,200	6.53%	647,594	6.50%	626,648	6.14%

Tier 1 capital (b)	792,486	10.01%	771,854	9.85%	773,927	9.77%

Total risk-based capital (c)	1,008,606	12.74%	1,017,214	12.98%	1,020,429	12.89%

Leverage (d)	$792,488	7.77%	771,854	7.75%	773,927	7.51%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2005, the Corporation’s risk-based capital equaled 13.76% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.27 paid in the second quarter has an indicated annual rate of $1.08 per share.
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
     Funding Trends for the Quarter — During the three months ended June 30, 2005, total deposits decreased $191.6 million from the linked quarter as certificates of deposit were allowed to mature without rollover.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the second quarter ended June 30, 2005, FirstMerit Bank paid FirstMerit Corporation $23.0 million in dividends. As of June 30, 2005, FirstMerit Bank had an additional $68.8 million available to pay dividends without regulatory approval.

Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, TBA securities, options and swaptions is included in Note 9 (Accounting for Derivatives) in these consolidated financial statements and in Note 17 to the 2004 Form 10-K.
Critical Accounting Policies
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
     Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the period covered by this report, that the Corporation’s disclosure controls and procedures are effective.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, the Corporation is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable

(b)	Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common stock during the first quarter of the 2005 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of March 31, 2005:				1,480,828

April 1, 2005 - April 30, 2005	—	$—	—	1,480,828
May 1, 2005 - May 31, 2005	47,140	25.78	25,000	1,455,828
June 1, 2005 - June 30, 2005	98,003	26.60	97,364	1,358,464

Balance as of March 31, 2005:	145,143	$25.96	122,364	1,358,464

	(2)

(1)	On July 15, 2004 the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock. This repurchase plan supersedes all other repurchase programs and does not have an expiration date.

(2)	22,779 of these shares of common stock were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 20, 2005, the Registrant held its Annual Meeting of Shareholders for which the Board of Directors solicited proxies. At the Annual Meeting, the shareholders adopted a proposal, as stated in the Proxy Statement dated March 17, 2005, to elect four Class II Directors. The proposal was voted on and approved by the shareholders. The voting results are as follows:

			Authority
	For	Against	Withheld
Karen S. Belden	68,799,702	*	2,417,321
R. Cary Blair	68,732,656	*	2,484,367
Robert W. Briggs	69,150,992	*	2,066,031
Clifford J. Isroff	68,957,688	*	2,259,335

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
     All Class III directors (John C. Blickle, Terry L Haines, Jerry M. Wolf and Gina D. France) and Class I directors (John R. Cochran, Richard Colella, Philip A. Lloyd, II, Roger T. Read and Richard Seaman) continued in their positions.
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

DATE: August 4, 2005