Form 10-Q
period 2005-09-30
FIRSTMERIT CORP /OH/
filed 2005-11-04
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
September 30, 2005
COMMISSION FILE NUMBER 0-10161
FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1339938 (IRS Employer Identification Number)
III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal executive offices)

(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     As of October 31, 2005, 83,122,613 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,	December 31,	September 30,
(Unaudited, except December 31, 2004,which is derived from the audited financial statements)	2005	2004	2004
ASSETS
Cash and due from banks	$216,236	169,052	184,428
Investment securities (at fair value) and federal funds sold	2,679,650	2,862,015	2,874,878
Loans held for sale	54,243	48,393	41,141
Loans:
Commercial loans	3,503,276	3,285,012	3,289,907
Mortgage loans	634,914	639,715	633,545
Installment loans	1,578,883	1,598,588	1,631,269
Home equity loans	765,476	676,230	665,127
Credit card loans	140,314	145,042	140,635
Leases	72,427	88,496	101,258

Total loans	6,695,290	6,433,083	6,461,741
Less allowance for loan losses	(92,780)	(97,296)	(100,491)

Net loans	6,602,510	6,335,787	6,361,250
Premises and equipment, net	115,916	121,198	120,891
Goodwill	139,245	139,245	139,245
Intangible assets	3,980	4,647	4,870
Accrued interest receivable and other assets	478,463	442,290	443,014

Total assets	$10,290,243	10,122,627	10,169,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,472,471	1,470,543	1,388,745
Demand-interest bearing	878,851	841,595	814,103
Savings and money market accounts	2,307,824	2,384,510	2,430,188
Certificates and other time deposits	2,692,880	2,668,799	2,744,072

Total deposits	7,352,026	7,365,447	7,377,108

Securities sold under agreements to repurchase	1,465,697	1,336,471	1,361,442
Wholesale borrowings	352,250	300,220	300,784
Accrued taxes, expenses, and other liabilities	147,922	139,232	150,743

Total liabilities	9,317,895	9,141,370	9,190,077

Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at September 30, 2005, December 31, 2004 and September 30, 2004	127,937	127,937	127,937
Capital surplus	108,711	110,513	110,296
Accumulated other comprehensive loss	(33,923)	(14,208)	(13,385)
Retained earnings	990,219	956,802	951,319
Treasury stock, at cost, 8,584,782, 7,835,399 and 7,724,341 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(220,596)	(199,787)	(196,527)

Total shareholders’ equity	972,348	981,257	979,640

Total liabilities and shareholders’ equity	$10,290,243	10,122,627	10,169,717

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30		September 30
(Unaudited)	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Interest and fees on loans, including loans held for sale	$111,169	96,374	317,293	287,127
Interest and dividends on investment securities and federal funds sold	26,700	27,454	82,194	84,886

Total interest income	137,869	123,828	399,487	372,013

Interest expense:
Interest on deposits:
Demand-interest bearing	1,732	579	3,918	1,448
Savings and money market accounts	8,700	5,009	22,592	13,835
Certificates and other time deposits	21,637	19,848	62,933	61,077
Interest on securities sold under agreements to repurchase	12,535	6,668	32,000	19,077
Interest on wholesale borrowings	5,559	4,352	16,551	13,095

Total interest expense	50,163	36,456	137,994	108,532

Net interest income	87,706	87,372	261,493	263,481
Provision for loan losses	9,974	9,325	27,560	64,565

Net interest income after provision for loan losses	77,732	78,047	233,933	198,916

Other income:
Trust department income	5,515	5,228	16,704	16,280
Service charges on deposits	18,561	15,903	51,181	47,027
Credit card fees	10,437	9,581	30,371	27,791
ATM and other service fees	3,453	3,168	9,710	8,987
Bank owned life insurance income	3,074	2,992	9,172	9,201
Investment services and insurance	2,226	2,931	7,912	10,290
Manufactured housing income	3	5	145	155
Investment securities gains, net	40	29	1,887	1,511
Loan sales and servicing income	2,076	1,630	4,729	4,042
Other operating income	2,461	2,611	11,069	9,599

Total other income	47,846	44,078	142,880	134,883

Other expenses:
Salaries, wages, pension and employee benefits	42,149	41,096	122,893	119,296
Net occupancy expense	5,567	5,546	17,984	17,089
Equipment expense	2,962	3,140	9,149	9,998
Stationery, supplies and postage	2,559	2,606	7,504	7,895
Bankcard, loan processing and other costs	5,802	6,261	16,970	17,952
Professional services	2,632	2,780	8,625	9,903
Amortization of intangibles	222	222	667	667
Other operating expenses	17,033	15,599	50,442	48,850

Total other expenses	78,926	77,250	234,234	231,650

Income before Federal income tax expense	46,652	44,875	142,579	102,149
Federal income tax expense	10,058	13,764	39,752	27,304

Net income	$36,594	31,111	102,827	74,845

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	(14,246)	28,235	(18,305)	(2,928)
Minimum pension liability adjustment, net of taxes	—	—	(183)	—
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	26	19	1,227	982

Total other comprehensive income (loss), net of taxes	(14,272)	28,216	(19,715)	(3,910)

Comprehensive income	$22,322	59,327	83,112	70,935

Net income applicable to common shares	$36,594	31,111	102,827	74,845

Net income used in diluted EPS calculation	36,601	31,119	102,848	74,867

Weighted average number of common shares outstanding — basic	83,489	84,544	83,727	84,707

Weighted average number of common shares outstanding — diluted	83,978	84,962	84,105	85,087

Basic Earnings per Share	$0.44	0.36	1.23	0.88

Diluted Earnings per Share	$0.43	0.37	1.22	0.88

Dividend per Share	$0.28	0.27	0.82	0.79

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Nine months ended September 30,
(Unaudited)	2005	2004
	(In thousands)
Operating Activities
Net income	$102,827	74,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	27,560	64,565
Provision for depreciation and amortization	10,139	10,319
Amortization of investment securities premiums, net	3,407	5,608
Accretion of income for lease financing	(3,419)	(5,485)
Gains on sales of investment securities, net	(1,887)	(1,511)
(Increase) decrease in interest receivable	(1,868)	1,236
Increase (decrease) in interest payable	5,861	(16)
Decrease in employee pension liability	(11,541)	(3,773)
Originations of loans held for sale	(303,784)	(313,276)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	296,810	336,205
(Gains) losses on sales of loans, net	1,124	(751)
Amortization of intangible assets	667	667
Other changes	(7,017)	(8,462)

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,879	160,171
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	87,524	127,461
Available-for-sale — maturities	381,115	429,384
Purchases of available-for-sale investment securities	(316,990)	(380,686)
Net increase (decrease) in loans and leases, except sales	(290,864)	39,810
Purchases of premises and equipment	(6,014)	(12,929)
Sales of premises and equipment	1,157	798

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(144,072)	203,838
Financing Activities
Net increase in demand accounts	39,184	82,760
Net decrease in savings and money market accounts	(76,686)	(31,077)
Net increase (decrease) in certificates and other time deposits	24,081	(177,359)
Net increase (decrease) in securities sold under agreements to repurchase	129,226	(164,362)
Net increase (decrease) in wholesale borrowings	49,868	(9,903)
Cash dividends — common	(69,410)	(67,018)
Purchase of treasury shares	(30,604)	(14,600)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	6,718	2,929

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	72,377	(378,630)

Increase (decrease) in cash and cash equivalents	47,184	(14,621)
Cash and cash equivalents at beginning of period	169,052	199,049

Cash and cash equivalents at end of period	$216,236	184,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$77,569	52,748

Federal income taxes	$30,030	25,297

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 (Unaudited) (Dollars in thousands)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Credit Life Insurance Company, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of September 30, 2005 and 2004 and for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2004.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” This statement, a replacement of APB Opinion No. 20 and FASB Statement No. 3, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

     On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1, which prescribed the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The disclosures about unrealized losses that have not been recognized as other-than-temporary impairments and have not been deferred appear in Footnote 4 (Investment Securities) of these financial statements as well as the Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).
     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and where it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and did not have a material impact on the Corporation’s financial condition, results of operations, or liquidity.
     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 is an amendment of SFAS No. 123 (“Accounting for Stock-Based Compensation”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Corporation currently accounts for stock-based employee compensation under the provisions of Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The Black-Scholes option-pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates.

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income, as reported	$36,594	31,111	102,827	74,845
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,005)	(893)	(2,731)	(2,600)

Pro forma net income	$35,589	30,218	100,096	72,245

Pro forma EPS — Basic	$0.43	0.36	1.20	0.85
Pro forma EPS — Diluted	$0.42	0.36	1.19	0.85
Reported EPS — Basic	$0.44	0.36	1.23	0.88
Reported EPS — Diluted	$0.43	0.37	1.22	0.88

Assumptions:

Dividend yield	4.12%	3.99%	4.02%	4.09%
Expected volatility	25.60%	29.41%	28.42%	28.48%
Risk free interest rate	3.97 - 4.26%	3.54 - 3.48%	3.77 - 4.26%	3.77 - 4.04%
Expected lives	4.85 Years	5 Years	4.97 Years	5 Years
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
3. Critical Accounting Policies — The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1

(Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2004 Form 10-K, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2004 Form 10-K. Accounting for mortgage servicing rights was also discussed in the 2004 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2004 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2004 Form 10-K as well as Note 10 (Benefit Plans) in these consolidated financial statements.

4. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$747	22	6	763
U.S. Government agency obligations	951,404	76	19,083	932,397
Obligations of state and political subdivisions	98,741	2,050	40	100,751
Mortgage-backed securities	1,423,116	1,059	34,734	1,389,441
Other securities	255,032	1,532	1,583	254,981

	$2,729,040	4,739	55,446	2,678,333

	Book Value	Fair Value
Due in one year or less	$156,648	155,274
Due after one year through five years	2,198,009	2,150,239
Due after five years through ten years	248,210	245,618
Due after ten years	126,173	127,202

	$2,729,040	2,678,333

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$747	35	—	782
U.S. Government agency obligations	869,869	248	10,232	859,885
Obligations of state and political subdivisions	102,052	3,026	29	105,049
Mortgage-backed securities	1,653,544	6,075	18,076	1,641,543
Other securities	253,577	1,064	1,460	253,181

	$2,879,789	10,448	29,797	2,860,440

	Book Value	Fair Value
Due in one year or less	$106,086	106,168
Due after one year through five years	2,453,879	2,433,730
Due after five years through ten years	181,261	180,972
Due after ten years	138,563	139,570

	$2,879,789	2,860,440

	September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$497	40	—	537
U.S. Government agency obligations	776,913	474	7,485	769,902
Obligations of state and political subdivisions	104,654	3,546	21	108,179
Mortgage-backed securities	1,751,839	8,612	18,761	1,741,690
Other securities	259,059	1,215	5,704	254,570

	$2,892,962	13,887	31,971	2,874,878

	Book Value	Fair Value
Due in one year or less	$71,699	71,946
Due after one year through five years	2,213,466	2,201,693
Due after five years through ten years	455,718	451,765
Due after ten years	152,079	149,474

	$2,892,962	2,874,878

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.2 billion at September 30, 2005, $1.9 billion at December 31, 2004, and $2.2 billion at September 30, 2004.
     At September 30, 2005, December 31, 2004, and September 30, 2004, the Corporation’s investment in Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock amounted to $8.6 million, $106.5 million, $8.6 million, $102.8 million and $8.6 million, $101.7 million, respectively, and are included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At September 30, 2005
	Less than 12 months		12 months or longer			Total
					Number of
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$244	(6)	—	—	—	244	(6)
U.S. Government agency obligations	412,097	(5,809)	517,478	(13,274)	29	929,575	(19,083)
Obligations of states and political subdivisions	4,601	(18)	1,718	(22)	2	6,319	(40)
Mortgage-backed securities	673,039	(10,751)	666,976	(23,983)	33	1,340,015	(34,734)
Other securities	70,744	(986)	14,314	(597)	3	85,058	(1,583)

Total temporarily impaired securities	$1,160,725	(17,570)	1,200,486	(37,876)	67	2,361,211	(55,446)

	At December 31, 2004
	Less than 12 months		12 months or longer			Total
					Number of
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—	—
U.S. Government agency obligations	536,438	(6,175)	162,747	(4,057)	11	699,185	(10,232)
Obligations of states and political subdivisions	611	(2)	1,715	(27)	2	2,326	(29)
Mortgage-backed securities	560,187	(4,160)	455,784	(13,916)	21	1,015,971	(18,076)
Other securities	14,476	(123)	40,492	(1,337)	8	54,968	(1,460)

Total temporarily impaired securities	$1,111,712	(10,460)	660,738	(19,337)	42	1,772,450	(29,797)

	At September 30, 2004
	Less than 12 months		12 months or longer			Total
		Unrealized			Number of Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Unrealized Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$—	—	—	—	—	—	—
U.S. Government agency obligations	486,236	(3,439)	210,619	(4,046)	10	696,855	(7,485)
Obligations of states and political subdivisions	664	(2)	1,724	(19)	2	2,388	(21)
Mortgage-backed securities	729,809	(5,145)	476,388	(13,616)	25	1,206,197	(18,761)
Other securities	—	—	61,110	(5,704)	12	61,110	(5,704)

Total temporarily impaired securities	$1,216,709	(8,586)	749,841	(23,385)	49	1,966,550	(31,971)

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
     The activity within the ALL for the three and nine months ended September 30, 2005 and 2004 and the full year ended December 31, 2004 is shown in the following table:

					Nine		Nine
	Quarter ended		Quarter ended		months ended		months ended		Year ended
	September 30,		September 30,		September 30,		September 30,		December 31,
	2005		2004		2005		2004		2004
Allowance for loan losses-beginning of period	$92,808		101,569		97,296		91,459		91,459
Loans charged off:
Commercial	2,805		2,866		11,458		20,828		25,073
Mortgage	400		306		1,082		598		1,174
Installment	6,187		8,540		20,244		26,762		35,958
Home equity	1,918		995		3,241		2,322		3,085
Credit cards	2,652		3,009		7,734		8,705		11,254
Manufactured housing	—		130		—		443		443
Leases	245		273		2,610		1,468		2,012

Total charge-offs	$14,207		16,119		46,369		61,126		78,999

Recoveries:
Commercial	698		1,477		2,910		4,841		6,068
Mortgage	70		—		177		32		42
Installment	2,312		2,747		7,617		8,788		11,545
Home equity	317		392		928		1,073		1,430
Credit cards	549		791		1,859		2,265		2,920
Manufactured housing	153		219		507		896		1,088
Leases	106		90		295		369		491

Total recoveries	$4,205		5,716		14,293		18,264		23,584

Net charge-offs	$10,002		10,403		32,076		42,862		55,415
Allowance related to loans sold	—		—		—		(12,671)		(12,671)
Provision for loan losses	9,974		9,325		27,560		64,565		73,923

Allowance for loan losses-end of period	$92,780		100,491		92,780		100,491		97,296

Allowance for loan losses:
As a percentage of loans outstanding	1.39%		1.56%		1.39%		1.56%		1.51%

As a multiple of annualized net charge offs and allowance related to loans sold	2.34	X	2.43	X	2.16	X	1.44	X	1.43	X

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2004 Form 10-K more fully describe the components of the allowance for loan loss model.

6. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At September 30, 2005			At December 31, 2004			At September 30, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	6,157	3,980	10,137	5,490	4,647	10,137	5,267	4,870

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ending September 30, 2005 and 2004. The following table shows the estimated future amortization expense for deposit base intangible assets, based on existing asset balances at December 31, 2004, for the years ended:

December 31, 2005	$889
December 31, 2006	889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347

7. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
BASIC EPS:
Net income applicable to common shares	$36,594	31,111	102,827	74,845

Average common shares outstanding	83,489	84,544	83,727	84,707

Net income per share — basic	$0.44	0.36	1.23	0.88

DILUTED EPS:

Net income available to common shares	$36,594	31,111	102,827	74,845
Add: interest expense on convertible bonds	7	8	21	22

	36,601	31,119	102,848	74,867

Avg common shares outstanding	83,489	84,544	83,727	84,707
Add: Equivalents from stock options	437	364	325	326
Add: Equivalents-convertible bonds	52	54	53	54

Average common shares and equivalents outstanding	83,978	84,962	84,105	85,087

Net income per common share — diluted	$0.43	0.37	1.22	0.88

     For the quarters ended September 30, 2005 and 2004, options to purchase 0.90 million and 2.3 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three-month and nine-month periods ended September 30, 2005 and 2004 and the full year ended December 31, 2004:

				Parent Company and Other
	Supercommunity Banking			Subsidiaries		Eliminations		FirstMerit Consolidated
September 30, 2005	3rd Quarter		YTD	3rd Quarter	YTD	3rd Quarter	YTD	3rd Quarter	YTD
OPERATIONS (thousands) :
Net interest income		$85,946	256,498	25,250	78,279	(23,490)	(73,284)	87,706	261,493
Provision for loan losses		10,051	27,637	(77)	(77)	—	—	9,974	27,560
Other income		47,736	142,455	110	425	—	—	47,846	142,880
Other expenses		77,952	230,717	974	3,510	—	7	78,926	234,234
Net income		35,951	101,522	38,606	108,232	(37,963)	(106,927)	36,594	102,827
AVERAGES (millions) :
Assets		$10,207	10,198	1,259	1,255	(1,170)	(1,170)	10,296	10,283
Loans		6,640	6,575	6	5	—	—	6,646	6,580
Earnings assets		9,448	9,441	1,129	1,120	(1,112)	(1,103)	9,465	9,458
Deposits		7,275	7,345	—	—	(29)	(38)	7,246	7,307
Shareholders’ equity		813	804	1,159	1,155	(998)	(988)	974	971

				Parent Company and Other
	Supercommunity Banking			Subsidiaries		Eliminations		FirstMerit Consolidated
December 31, 2004			YTD		YTD		YTD		YTD
OPERATIONS (thousands) :
Net interest income	$		345,767		91,634		(86,596)		350,805
Provision for loan losses			73,732		191		—		73,923
Other income			173,532		753		—		174,285
Other expenses			311,119		804		6		311,929
Net income			100,076		110,784		(107,646)		103,214
AVERAGES (millions) :
Assets	$		10,255		1,270		(1,207)		10,318
Loans			6,490		4		—		6,494
Earnings assets			9,502		1,100		(1,086)		9,516
Deposits			7,526		—		(86)		7,440
Shareholders’ equity			789		1,165		(970)		984

			Parent Company and Other
	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
September 30, 2004	3rd Quarter	YTD	3rd Quarter	YTD	3rd Quarter	YTD	3rd Quarter	YTD
OPERATIONS (thousands) :
Net interest income	$86,086	259,905	44,381	68,885	(43,095)	(65,309)	87,372	263,481
Provision for loan losses	9,324	64,614	1	(49)	—	—	9,325	64,565
Other income	43,879	134,305	199	578	—	—	44,078	134,883
Other expenses	77,071	230,958	180	689	(1)	3	77,250	231,650
Net income	30,243	72,503	32,111	77,636	(31,243)	(75,294)	31,111	74,845
AVERAGES (millions) :
Assets	$10,183	10,321	1,268	1,272	(1,183)	(1,210)	10,268	10,383
Loans	6,471	6,510	4	4	—	—	6,475	6,514
Earnings assets	9,428	9,569	1,083	1,096	(1,070)	(1,082)	9,441	9,583
Deposits	7,544	7,536	—	—	(84)	(89)	7,460	7,447
Shareholders’ equity	774	786	1,151	1,165	(956)	(967)	969	984
9. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 149, in accounting for its derivative activities.
     At September 30, 2005, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. All but one of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swap converts the fixed interest rate of mandatorily redeemable trust preferred securities to a variable rate. All of these interest rate swaps, with the exception of the one associated with the mandatorily redeemable trust preferred securities, qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting no hedge ineffectiveness can be assumed and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets and statements of income. The remaining hedge does not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     In the third quarter of 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective.
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded to current earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are accounted for utilizing the long-haul method of accounting and the hedge ineffectiveness reported in other operating expense.
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

In accordance with SFAS No. 133, the Corporation classified and accounted for all three of these instruments as nondesignated derivatives. Accordingly, these securities were recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income. At September 30, 2005, the Corporation did not have an MSR economic hedge position in place and therefore, did not have any TBA Securities, options or swaptions outstanding.
10. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Components of Net Periodic Pension Cost
Service Cost	$1,597	1,922	4,791	5,765
Interest Cost	2,206	2,057	6,620	6,172
Expected return on assets	(2,875)	(2,851)	(8,626)	(8,554)
Amortization of unrecognized:
Transition (asset)	—	(9)	—	(26)
Prior service costs	57	69	170	205
Cumulative net (gain) loss	863	567	2,588	1,702

Net periodic pension cost	$1,848	1,755	5,543	5,264

	Postretirement Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Components of Net Periodic Postretirement Cost
Service Cost	$201	192	604	576
Interest Cost	386	502	1,157	1,505
Amortization of unrecognized:
Transition (asset)	—	39	—	117
Prior service costs	(135)	(102)	(406)	(305)
Cumulative net (gain) loss	24	92	72	277

Net periodic postretirement cost	$476	723	1,427	2,170

     The Corporation contributed $15.5 million to the pension plan during the third quarter of 2005.
     On December 8, 2003, President Bush signed the Modernization Act into law. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the Modernization Act. The federal subsidy in the Modernization Act resulted in a $1.6 million reduction in the Corporation’s accumulated postretirement benefit obligation. Concurrently during 2004, the Corporation amended its postretirement benefits plan to limit and cap benefits prospectively. The total impact of both changes on the Corporation’s actuarial liability was a decrease of $13.6 million and is being accounted for as an actuarial gain that will be amortized as a reduction of periodic cost and liability.
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
     Additionally, Management has reviewed the potential impact of Hurricane Katrina on the Corporation. Although it is too early to determine with certainty the impact, Management does not anticipate that this disaster will have a material impact of the Corporation’s consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	September 30, 2005			December 31, 2004			September 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$197,412			213,994			219,025
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,408,219	22,621	3.73%	2,602,317	97,037	3.73%	2,550,174	23,871	3.72%
Obligations of states and political subdivisions (tax exempt)	99,273	1,638	6.55%	103,402	7,311	7.07%	104,296	1,839	7.01%
Other securities and federal funds sold	257,232	3,056	4.71%	261,765	9,765	3.73%	258,925	2,404	3.69%

Total investment securities and federal funds sold	2,764,724	27,315	3.92%	2,967,484	114,113	3.85%	2,913,395	28,114	3.84%

Loans held for sale	54,452	660	4.81%	55,002	2,089	3.80%	53,461	535	3.98%
Loans	6,646,112	110,535	6.60%	6,493,472	383,905	5.91%	6,474,512	95,858	5.89%

Total earning assets	9,465,288	138,510	5.81%	9,515,958	500,107	5.26%	9,441,368	124,507	5.25%

Allowance for loan losses	(91,852)			(100,959)			(101,119)
Other assets	724,979			689,312			709,182

Total assets	$10,295,827			10,318,305			10,268,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,457,487	—	—	1,398,112	—	—	1,396,593	—	—
Demand — interest bearing	838,549	1,732	0.82%	805,419	2,152	0.27%	809,707	579	0.28%
Savings and money market accounts	2,333,331	8,700	1.48%	2,473,728	19,145	0.77%	2,495,659	5,009	0.80%
Certificates and other time deposits	2,616,195	21,637	3.28%	2,762,975	81,540	2.95%	2,757,968	19,848	2.86%

Total deposits	7,245,562	32,069	1.76%	7,440,234	102,837	1.38%	7,459,927	25,436	1.36%

Securities sold under agreements to repurchase	1,478,857	12,535	3.36%	1,447,629	26,259	1.81%	1,394,398	6,668	1.90%
Wholesale borrowings	442,035	5,559	4.99%	307,867	17,494	5.68%	300,477	4,352	5.76%

Total interest bearing liabilities	7,708,967	50,163	2.58%	7,797,618	146,590	1.88%	7,758,209	36,456	1.87%

Other liabilities	155,226			139,046			144,957

Shareholders’ equity	974,147			983,529			968,697

Total liabilities and shareholders’ equity	$10,295,827			10,318,305			10,268,456

Net yield on earning assets	$9,465,288	88,347	3.70%	9,515,958	353,517	3.71%	9,441,368	88,051	3.71%

Interest rate spread			3.22%			3.38%			3.38%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
          Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited) Continued
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$195,259			219,339
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,466,768	70,161	3.80%	2,647,570	74,166	3.74%
Obligations of states and political subdivisions (tax exempt)	100,192	5,074	6.77%	103,630	5,493	7.08%
Other securities	253,684	8,802	4.64%	260,393	7,200	3.69%
Total investment securities	2,820,644	84,037	3.98%	3,011,593	86,859	3.85%

Federal funds sold	2,664	54	2.71%	1,633	14	1.15%
Loans held for sale	54,036	2,092	5.18%	56,891	1,607	3.77%
Loans	6,580,351	315,276	6.41%	6,513,403	285,576	5.86%

Total earning assets	9,457,695	401,459	5.68%	9,583,520	374,056	5.21%

Allowance for loan losses	(94,860)			(107,649)
Other assets	725,220			687,880

Total assets	$10,283,314			10,383,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,458,499	—	—	1,376,381	—	—
Demand — interest bearing	831,475	3,918	0.63%	797,283	1,448	0.24%
Savings and money market accounts	2,364,997	22,592	1.28%	2,490,495	13,835	0.74%
Certificates and other time deposits	2,652,000	62,933	3.17%	2,782,258	61,077	2.93%

Total deposits	7,306,971	89,443	1.64%	7,446,417	76,360	1.37%

Securities sold under agreements to repurchase	1,397,472	32,000	3.06%	1,509,906	19,077	1.69%
Wholesale borrowings	450,870	16,551	4.91%	310,322	13,095	5.64%

Total interest bearing liabilities	7,696,814	137,994	2.40%	7,890,264	108,532	1.84%

Other liabilities	156,553			132,452

Shareholders’ equity	971,448			983,993

Total liabilities and shareholders’ equity	$10,283,314			10,383,090

Net yield on earning assets	$9,457,695	263,465	3.72%	9,583,520	265,524	3.70%

Interest rate spread			3.28%			3.38%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
           Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS
     FirstMerit Corporation reported third quarter 2005 net income of $36.6 million, or $0.43 per diluted share, up from $31.1 million, or $0.37 per diluted share, for the third quarter of 2004. Annualized returns on average common equity (“ROE”) and average assets (“ROA”) for the quarter were 14.90% and 1.41%, respectively, compared with 12.78% and 1.21% for the third quarter of 2004.
     For the first nine months of 2005, the Corporation reported net income of $102.8 million, or $1.22 per diluted share, up from $74.9 million, or $0.88 per diluted share, for the first nine months of 2004. ROE and ROA were 14.15% and 1.34%, respectively, compared with 10.16% and 0.96% for the prior-year period.
     Total revenue, defined as net interest income on a fully-tax equivalent (“FTE”) basis plus non-interest income net of securities transactions, was $136.2 million for the third quarter of 2005, compared with $132.1 million in the prior-year quarter, an increase of 3.07%. FTE net interest income increased 0.34% year-over-year, to $88.3 million. The net interest margin declined 1 basis point to 3.70%, while average earning assets increased $23.9 million to $9.5 billion. The Corporation continues to progress on its goal of remixing the balance sheet by replacing lower-yielding investment securities with higher-yielding assets such as commercial loans and home equity lines of credit. During the third quarter of 2005, the average investment portfolio decreased by $148.7 million, or 5.10%, compared with the third quarter of 2004, while average loans increased $171.6 million, or 2.65%, to $6.6 billion.
     Non-interest income, also referred to as other income, for the third quarter of 2005 totaled $47.8 million, compared with $44.1 million for the third quarter of 2004, an increase of 8.55%. Excluding net securities gains, non-interest income was $47.8 million in the third quarter of 2005 and $44.0 million in the same period last year. Once again this quarter the Corporation is executing on its initiative of building a more profitable retail client relationship. During the third quarter of 2005, service charges on deposits rose $2.7 million, or 16.71%, compared with the third quarter of 2004. Credit card fees increased $0.9 million, or 8.93%, in the third quarter of 2005 compared with the year-ago quarter.
     Non-interest expense, also referred to as other expenses, totaled $78.9 million for the third quarter of 2005, compared with $77.3 million for the third quarter of 2004, an increase of 2.17%. The efficiency ratio for the quarter was 57.81%, compared with 58.31% for the year ago quarter.
     Federal income tax expense was $10.1 million and $13.8 million for the quarters ended September 30, 2005 and 2004, respectively. The effective tax rate for the third quarter 2005 was 21.6% compared to 30.7% for the same quarter in 2004. The reduction in the third quarter 2005 effective tax rate was the result of the release of tax reserves which had been established for tax years no longer subject to review because the tax statute expired. Federal income tax expense was $39.8 million (effective rate of 27.9%) and $27.3 million (effective rate of 26.7%) for the nine months ended September 30, 2005 and 2004, respectively.
     As of September 30, 2005, nonperforming assets were $51.4 million, or 0.77% of period-end loans plus other real estate, compared with $54.0 million, or 0.82%, as of June 30, 2005, and $47.8 million or 0.74%, as of September 30, 2004. Net charge-offs for the third quarter of 2005 were $10.0 million, compared with $10.4 million for the third quarter of 2004, a decline of $0.4 million, or 3.85%. Compared with the previous quarter, net charge-offs decreased $0.3 million, or 2.69%. Annualized net charge-offs to average loans in the third quarter of 2005 improved to 0.60%, compared with 0.62% for the prior quarter and 0.64% for the third quarter of 2004. The third quarter of 2005 annualized net charge-offs to average loans results marks the Corporation’s seventh consecutive quarter of year-over-year net charge-off improvement.
     The Corporation recorded $10.0 million of loan loss provision in the third quarter of 2005, compared with $9.3 million in the third quarter of 2004. In the second quarter of 2005, the loan loss provision was $6.0 million. The increase in loan loss provision from the previous quarter reflects the dramatic drop in the Corporation’s level of criticized commercial loans in the second quarter of 2005 resulting in a lower loan loss provision for that quarter. During the third quarter of 2005, the level of criticized loans improved moderately from the prior quarter. The allowance for credit losses (sum of the allowance for loan losses and the reserve for unfunded lending commitments) at September 30, 2005 was 1.47% of period-end loans, compared with 1.49% on June 30, 2005 and 1.64% on September 30, 2004.
     Assets at September 30, 2005 totaled $10.3 billion, up 1.19% from September 30, 2004. Period-end loan growth of $233.5 million, or 3.61%, was driven by commercial loans and home equity loans increasing 6.49% and 15.09%, respectively. Investment securities and federal funds sold decreased $195.2 million, or 6.79%, over the same time period.
     Deposits totaled $7.4 billion at September 30, 2005, compared with $7.4 billion on September 30, 2004. Compared with June 30, 2005, total deposits increased $178.2 million, or 2.48%. The Corporation’s focus on generating increased volume of lower cost demand deposit accounts (DDA) over the past year partly offset a decline in savings and money market accounts and relieved some pressure on funding costs during a time of rising short term interest rates. Year-over-year, DDA have increased $148.5 million, or 6.74%, while DDA totals at September 30, 2005 increased $77.2 million, or 3.40%, compared with June 30, 2005. Over those same time periods, savings and money market accounts have declined $122.4 million, or 5.04%, and $43.0 million, or 1.83%, respectively. The Corporation’s core deposit concentration is 63.37% of deposits at September 30, 2005, compared with 62.80% at September 30, 2004.
     Shareholders’ equity was $972.3 million on September 30, 2005. The Company’s capital position remains strong as tangible equity to assets was 8.17%, compared with 8.34% on September 30, 2004. The common dividend paid during the quarter was $0.28 per share, a $0.01 increase from the prior-year quarter. During the third quarter of 2005 the Corporation repurchased 178,872 common shares. Period-end common shares outstanding totaled 83.4 million.

Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2005 was $87.70 million compared to $87.37 million for the three months ended September 2004. The $0.33 million increase in net interest income occurred because the $13.71 million increase in interest expense, compared to the same quarter last year was less than the $14.04 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment was $0.64 million and $0.68 million for the quarters ending September 30, 2005 and 2004, respectively.
     FTE net interest income for the quarter ended September 30, 2005 was $88.35 million compared to $88.05 million for the three months ended September 30, 2004. The $0.30 million increase in FTE net interest income occurred because the $13.70 million increase in interest expense, compared to the same quarter last year, was less than the $14.00 million increase in interest income during the same period.
     FTE net interest income for the nine months ended September 30, 2005 was $263.47 million compared to $265.51 million for the nine months ended September 30, 2004. The $2.06 million decrease in FTE net interest income occurred because the $27.40 million increase in interest income, compared to the same quarter last year, was less than the $29.46 million increase in interest expense during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended September 30, 2005 and 2004			Nine months ended September 30, 2005 and 2004
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$(1,472)	682	(790)	(5,550)	2,728	(2,822)
Loans held for sale	10	115	125	(85)	570	485
Loans	2,596	12,081	14,677	2,963	26,737	29,700
Federal funds sold	2	(11)	(9)	13	27	40

Total interest income — FTE	$1,136	12,867	14,003	(2,659)	30,062	27,403

INTEREST EXPENSE
Demand deposits-interest bearing	$22	1,131	1,153	65	2,405	2,470
Savings and money market accounts	(346)	4,037	3,691	(730)	9,487	8,757
Certificates of deposits and other time deposits	(1,060)	2,849	1,789	(2,944)	4,800	1,856
Securities sold under agreements to repurchase	427	5,440	5,867	(1,518)	14,441	12,923
Wholesale borrowings	1,839	(632)	1,207	5,331	(1,875)	3,456

Total interest expense	$882	12,825	13,707	204	29,258	29,462

Net interest income — FTE	$254	42	296	(2,863)	804	(2,059)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2005 third quarter compared to the same 2004 period, was primarily rate driven as higher yields on loans increased interest income by $12.08 million during those periods. The table also depicts similar three-month and nine-month increases in interest expense, again caused by the continued rise in interest rates from 2004 through the third quarter of 2005. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2005 quarter compared to the same 2004 period increased interest expense by $13.55 million. The nine-month changes were also primarily rate driven as the higher yield on loans increased interest income by $26.74 while the increase in rates paid on deposits and securities sold under agreements to repurchase increased interest expense by $31.13 million.
Net Interest Margin
     The following table provides 2005 FTE net interest income and net interest margin totals as well as 2004 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net interest income	$87,706	87,372	261,493	263,481
Tax equivalent adjustment	641	679	1,972	2,043

Net interest income — FTE	$88,347	88,051	263,465	265,524

Average earning assets	$9,465,288	9,441,368	9,457,695	9,583,520

Net interest margin — FTE	3.70%	3.71%	3.72%	3.70%

     Average loan outstandings for the current year and prior year third quarters totaled $6.65 billion and $6.47 billion, respectively. Increases in average loan balances from third quarter 2004 to third quarter this year occurred in commercial, residential mortgage and home equity loans while installment loans, credit card loans, and leases declined. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loan outstandings, compared to third quarter 2004, were as follows: commercial loans up $154.46 million or 4.70%; residential real estate loans up $3.74 million or 0.59%; home equity loans as a result of targeted marketing rose $99.61 million or 15.21%; credit card loans down $0.88 million or 0.62%; installment loans, both direct and indirect, were down $52.03 million or 3.16%; and leases were down $33.30 million, or 31.27%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2005 and 2004 third quarters equaled 70.22% and 68.58% of average earning assets, respectively.
     Average deposits were $7.25 billion during the 2005 third quarter, down $214.37 million, or 2.87%, from the same period last year. Core deposits, which are defined as checking accounts, savings accounts and money market savings products, also declined. For the quarter ended September 30, 2005, average core deposits decreased $72.59 million or 1.54% and represented 63.89% of total average deposits compared to 63.03% for the 2004 third quarter. Average certificates of deposit (“CDs”) declined $141.77 million or 5.14% compared to the prior year quarter. Average wholesale borrowings increased $141.56 million and as a percentage of total interest-bearing funds equaled 5.73% for the 2005 third quarter and 3.87% for the same quarter one year ago. Securities sold under agreements to repurchase increased $84.46 million and as a percentage of total interest bearing funds equaled 19.18% for the 2005 third quarter and 17.97% for the 2004 second quarter. The decrease in deposits was offset by an increase in wholesale borrowings and securities sold under agreements to repurchase. Average interest-bearing liabilities funded 81.44% of average earning assets in the current year quarter and 82.17% during the quarter ended September 30, 2004.
     Consistent with quarter over quarter discussion, loan growth over the past nine months occurred mainly in higher-yielding commercial, residential mortgages and home equity outstandings, resulting in a lower concentration of leases, installment and credit card loans.

Other Income
     Other (non-interest) income for the quarter totaled $47.85 million, an increase of $3.77 million from the $44.08 million earned during the same period one year ago. Other income for the nine months ended September 30, 2005 was $142.88 million, an increase of 5.93% over the 2004 nine-month period.
     Other income, net of securities gains, as a percentage of net revenue for the third quarter of 2005 was 35.11% compared to 33.35% for the same quarter one year ago. Other income, net of securities gains, as a percentage of net revenue for the nine months ended September 30, 2005 was 34.86% compared to 33.43% for the same period one year ago. Net revenue is defined as net interest income, on a fully tax-equivalent (“FTE”) basis, plus other income, less gains from securities sales.
     The changes in other income, compared to the third quarter last year, were primarily as follows: trust income was $5.52 million up 5.49%; service charges on deposit accounts totaled $18.56 million, up 16.71% due in part to new fee strategies; credit card fees increased $0.86 million or 8.93%; ATM and other service fees increased $0.29 million or 9.00%; income from bank owned life insurance increased $0.08 million or 2.74%; investment services and insurance fees decreased $0.71 million primarily due to the sale of the credit life portfolio. There were no significant sales of investment securities during the third quarter of 2005 and 2004. Other operating income decreased $0.15 million or 5.74%.
     The changes in other income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were consistent with the quarter results: trust income was $16.70 million up 2.60%; service charges on deposit accounts totaled $51.81 million, up 8.83% due in part to new fee strategies implemented during 2005; credit card fees increased $2.58 million or 9.28%; ATM and other service fees increased $0.72 million or 8.04%; investment services and insurance fees decreased $2.38 million primarily due to flat yield curve that slowed the sale of long term annuity products. There were no significant sales of investment securities during the nine months ended September 30, 2005 and 2004. Other operating income increased $1.47 million or 15.31%.
     A component of the overall increase in other income for the quarter ended September 30, 2005 compared to the same 2004 quarter was the $0.45 million increase in loan sales and servicing income consisting of: a $0.34 million increase in loan origination fees; a $0.26 million decrease in the mortgage servicing rights valuation allowance and a $0.11 million decrease in the amortization of mortgage servicing rights offset by a $0.26 million decrease in the gain on sale of mortgages.
     A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized Mortgage Servicing Rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the consolidated Balance Sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30,	June 30	March 31	December 31	September 30,
(Dollars in thousands)	2005	2005	2005	2004	2004
Balance at beginning of period	$18,635	18,396	18,261	18,099	18,258
Addition of mortgage servicing rights	1,657	1,072	703	931	1,117
Amortization	(825)	(759)	(793)	(877)	(931)
Changes in valuation allowance	56	(74)	225	108	(345)

Balance at end of period	$19,523	18,635	18,396	18,261	18,099

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.03 million, $0.24 million, and $0.34 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These balances represent the rights to service approximately $1.98 billion, $2.03 billion and $2.00 billion of mortgage loans at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $78.93 million for the third quarter compared to $77.25 million for the same 2004 quarter, an increase of $1.68 million, or 2.17%.
     For the three months ended September 30, 2005, increases in operating costs compared to third quarter 2004 occurred as follows: salaries, wages, pension and employee benefits rose $1.05 million, primarily due to additional staff added to revenue-generating positions created to implement strategic revenue initiatives; while other categories of expense remain relatively consistent.
     For the nine months ended September 30, 2005, increases in operating costs compared to same period in 2004 occurred as follows: salaries, wages, pension and employee benefits rose $3.60 million, due to additional staff added to revenue-generating positions; occupancy expense rose $0.90 million or 5.24% primarily due to inclement weather during 2005; professional services decreased $1.28 million; while other categories of expense remain relatively consistent.
     The efficiency ratio of 57.81% for third quarter 2005 was better than the efficiency ratio of 58.31% recorded for the third quarter, 2004. The efficiency ratio for the three months ended

September 30, 2005 indicates 57.81 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $10.06 million and $13.76 million for the quarters ended September 30, 2005 and 2004, respectively. The effective federal income tax rate for the third quarter 2005 was 21.56% compared to 30.67% for the same quarter 2004. The decrease in effective rate was the result of the release of tax reserves which had been established for tax years no longer subject to review because the tax statute expired. For the nine months ended September 30, 2005 and 2004, the federal income tax expense was $39.75 million (effective rate of 27.88%) and $27.30 million (effective rate of 26.73%), respectively. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2004 Form 10-K.
FINANCIAL CONDITION
Investment Securities
     The September 30, 2005 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements.
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
Allowance for Credit Losses
     During the fourth quarter of 2004, the Corporation reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation. In addition, the provision for credit losses associated with the unfunded lending commitments was reclassified from the provision for loan losses to other expense to conform to the current year presentation. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended	Year Ended	Quarter ended
	September 30,	December 31,	September 30,
	2005	2004	2004
Allowance for Loan Losses

Allowance for loan losses-beginning of period	$92,808	91,459	101,569
Provision for loan losses	9,974	73,923	9,325
Loans charged off	(14,207)	(78,999)	(16,119)
Recoveries on loans previously charged off	4,205	23,584	5,716
Allowance related to loans sold	—	(12,671)	—

Allowance for loan losses-end of period	$92,780	97,296	100,491

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$5,785	6,094	5,992
Provision for credit losses	72	(320)	(373)

Balance at end of period	$5,857	5,774	5,619

Allowance for Credit Losses	$98,637	103,070	106,110

Annualized net charge-offs and allowance related to loans sold as a % of average loans	0.60%	0.85%	0.64%

Allowance for credit losses:
As a percentage of loans outstanding	1.47%	1.60%	1.64%

As a percentage of of nonperforming loans	235.44%	254.39%	253.45%

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
          The allowance for credit losses decreased $4.43 million from December 31, 2004 to September 30, 2005 as compared to a decrease of $7.47 million from September 30, 2004 to

September 30, 2005. The overall decrease was attributable to an overall improvement in criticized assets. The following tables show this overall trend in increased credit quality by specific asset and risk categories.

	At September 30, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$10,679	14,326		—	—	—	—	25,005
Allowance	2,215	1,564		—	—	—	—	3,779

Collective Loan Impairment Components:
Credit risk-graded loans

Grade 1 loan balance	23,910	1,187	—					25,097
Grade 1 allowance	94	2	—					96

Grade 2 loan balance	160,350	93,782	13,408					267,540
Grade 2 allowance	1,351	324	124					1,799

Grade 3 loan balance	252,093	344,193	18,330					614,616
Grade 3 allowance	2,161	1,493	169					3,823

Grade 4 loan balance	896,478	1,475,406	28,100					2,399,984
Grade 4 allowance	17,972	10,967	1,045					29,984

Grade 5 (Special Mention) loan balance	44,859	41,338	1,185					87,382
Grade 5 allowance	2,904	978	84					3,966

Grade 6 (Substandard) loan balance	85,840	57,958	2,063					145,861
Grade 6 allowance	10,993	3,340	288					14,621

Grade 7 (Doubtful) loan balance	532	345	—					877
Grade 7 allowance	205	44	—					249

Consumer loans based on payment status:

Current loan balances			8,956	1,556,167	762,067	136,077	607,586	3,070,853
Current loans allowance			140	19,874	2,157	3,671	1,070	26,912

30 days past due loan balance			288	14,365	2,132	1,505	11,994	30,284
30 days past due allowance			9	1,278	136	533	125	2,081

60 days past due loan balance			68	4,953	708	1,223	2,733	9,685
60 days past due allowance			8	1,267	135	689	90	2,189

90+ days past due loan balance			29	3,398	569	1,509	12,601	18,106
90+ days past due allowance			8	1,625	194	1,229	225	3,281

Total loans	$1,474,741	2,028,535	72,427	1,578,883	765,476	140,314	634,914	6,695,290

Total Allowance for Loan Losses	$37,895	18,712	1,875	24,044	2,622	6,122	1,510	92,780

	At December 31, 2004
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,317	14,299	779	—	—	—	—	22,395
Allowance	2,530	1,561	779	—	—	—	—	4,870

Collective Loan Impairment Components:
Credit risk-graded loans

Grade 1 loan balance	13,912	1,479	—					15,391
Grade 1 allowance	46	2	—					48

Grade 2 loan balance	156,983	102,607	19,191					278,781
Grade 2 allowance	1,058	302	142					1,502

Grade 3 loan balance	233,813	299,103	21,709					554,625
Grade 3 allowance	1,899	1,120	192					3,211

Grade 4 loan balance	817,463	1,337,019	20,675					2,175,157
Grade 4 allowance	17,917	7,820	1,140					26,877

Grade 5 (Special Mention) loan balance	76,974	48,195	63					125,232
Grade 5 allowance	5,327	828	5					6,160

Grade 6 (Substandard) loan balance	104,121	70,606	4,142					178,869
Grade 6 allowance	14,175	2,914	614					17,703

Grade 7 (Doubtful) loan balance	534	586	35					1,155
Grade 7 allowance	196	82	14					292

Consumer loans based on payment status:

Current loan balances			19,926	1,565,415	671,297	140,666	612,790	3,010,094
Current loans allowance			312	20,645	1,865	4,128	894	27,844

30 days past due loan balance			1,492	21,099	3,079	1,764	13,050	40,484
30 days past due allowance			49	1,705	147	643	131	2,675

60 days past due loan balance			258	6,910	820	1,066	4,938	13,992
60 days past due allowance			30	1,501	114	602	150	2,397

90+ days past due loan balance			228	5,164	1,035	1,544	8,937	16,908
90+ days past due allowance			54	2,094	277	1,197	95	3,717

Total loans	$1,411,117	1,873,894	88,498	1,598,588	676,231	145,040	639,715	6,433,083

Total Allowance for Loan Losses	$43,148	14,629	3,331	25,945	2,403	6,570	1,270	97,296

	At September 30, 2004
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$10,143	12,079	858	—	—	—	—	23,080
Allowance	4,719	1,827	733	—	—	—	—	7,279

Collective Loan Impairment Components:
Credit risk-graded loans

Grade 1 loan balance	12,648	1,617	—					14,265
Grade 1 allowance	40	3	—					43

Grade 2 loan balance	152,315	108,431	24,931					285,677
Grade 2 allowance	777	384	127					1,288

Grade 3 loan balance	231,674	303,951	23,984					559,609
Grade 3 allowance	2,100	1,328	217					3,645

Grade 4 loan balance	877,286	1,283,988	15,611					2,176,885
Grade 4 allowance	14,656	8,592	1,134					24,382

Grade 5 (Special Mention) loan balance	69,707	45,473	5,963					121,143
Grade 5 allowance	5,799	871	449					7,119

Grade 6 (Substandard) loan balance	105,116	74,214	503					179,833
Grade 6 allowance	15,916	3,311	76					19,303

Grade 7 (Doubtful) loan balance	793	472	—					1,265
Grade 7 allowance	349	80	—					429

Consumer loans based on payment status:

Current loan balances			27,220	1,600,276	661,358	135,667	605,080	3,029,601
Current loans allowance			416	20,962	1,816	4,021	778	27,993

30 days past due loan balance			1,702	19,218	2,278	1,896	14,562	39,656
30 days past due allowance			56	1,522	97	693	134	2,502

60 days past due loan balance			370	7,110	989	1,311	3,538	13,318
60 days past due allowance			42	2,093	123	744	98	3,100

90+ days past due loan balance			116	4,665	502	1,761	10,365	17,409
90+ days past due allowance			27	1,809	125	1,355	92	3,408

Total loans	$1,459,682	1,830,225	101,258	1,631,269	665,127	140,635	633,545	6,461,741

Total Allowance for Loan Losses	$44,356	16,396	3,277	26,386	2,161	6,813	1,102	100,491

Loans
     Total loans outstanding at September 30, 2005 were $6.70 billion compared to $6.43 billion at December 31, 2004 and $6.46 billion at September 30, 2004.
     The commercial loan portfolio increased by 6.49% over the prior year quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $160.74 million of mortgage loans in the third quarter 2005, compared to $137.60 million in same quarter of 2004, and $590.90 million for the full year ended December 31, 2004, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 can be found in the Net Interest Income section of this document.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2005	2004	2004
Commercial loans	$3,503,276	3,285,012	3,289,907
Mortgage loans	634,914	639,715	633,545
Installment loans	1,578,883	1,598,588	1,631,269
Home equity loans	765,476	676,230	665,127
Credit card loans	140,314	145,042	140,635
Leases	72,427	88,496	101,258

Total Loans	$6,695,290	6,433,083	6,461,741

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
September 30, 2005
(Dollars in thousands)
Due in one year or less	$1,496,753
Due after one year but within five years	1,647,538
Due after five years	358,985

Totals	$3,503,276

Due after one year with a predetermined fixed interest rate	$988,982
Due after one year with a floating interest rate	1,017,541

Totals	$2,006,523

     The following table summarizes the Corporation’s nonperforming assets:

	September 30,	December 31,	September 30,
	2005	2004	2004
	(Dollars in thousands)
Nonperforming commercial loans	$34,144	33,831	33,812
Other nonaccrual loans:	7,751	6,685	8,054

Total nonperforming loans	41,895	40,516	41,866
Other real estate (“ORE”)	9,503	5,375	5,923

Total nonperforming assets	$51,398	45,891	47,789

Loans past due 90 day or more accruing interest	$21,451	20,703	30,882

Total nonperforming assets as a percentage of total loans and ORE	0.77%	0.71%	0.74%

          The allowance for credit losses covers nonperforming loans by 235.44% compared to 253.45% at the end of the prior year quarter. See Note 1 (Summary of Significant Accounting Policies) of the 2004 Form 10-K for a summary of the Corporation’s nonaccrual and charge off policies.
          The following table is a nonaccrual commercial loan flow analysis:

Period End	3Q05	2Q05	1Q05	4Q04	3Q04
	(Dollars in thousands)
Nonaccrual commercial loans beginning of period	$38,124	34,207	33,831	33,812	33,080

Credit Actions:
New	4,848	22,498	11,315	13,766	9,094
Loan and lease losses	(2,722)	(3,332)	(3,904)	(4,665)	(1,857)
Charged down	(253)	(2,444)	(1,874)	(137)	(1,009)
Return to accruing status	(228)	(801)	(2,130)	(4,449)	(345)
Payments and transfers to ORE	(5,625)	(12,004)	(3,031)	(4,496)	(5,151)

Nonaccrual commercial loans end of period	$34,144	38,124	34,207	33,831	33,812

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2005		December 31, 2004		September 30, 2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,457,487	—	1,398,112	—	1,396,593	—
Interest-bearing DDA	838,549	0.82%	805,419	0.27%	809,707	0.28%
Savings and money market	2,333,331	1.48%	2,473,728	0.77%	2,495,659	0.80%
CDs and other time deposits	2,616,195	3.28%	2,762,975	2.95%	2,757,968	2.86%

Total customer deposits	$7,245,562	1.76%	7,440,234	1.38%	7,459,927	1.36%

Securities sold under agreements to repurchase	1,478,857	3.36%	1,447,629	1.81%	1,394,398	1.90%
Wholesale borrowings	442,035	4.99%	307,867	5.68%	300,477	5.76%

Total funds	$9,166,454		9,195,730		9,154,802

     Interest-bearing and noninterest-bearing demand deposits, on a combined basis, averaged $2.30 billion during the 2005 third quarter, up $89.74 million or 4.07% from third quarter 2004. Savings deposits, including money market savings accounts averaged $2.33 billion, $162.33 million or 6.50% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $72.59 million or 1.54%, and represented 63.89% of total average deposits for the third quarter, 2005 compared to 63.03% last year.
     The weighted-average yield paid on interest-bearing core deposits during the quarter at 1.32% was 64 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.62 billion for the third quarter, down 5.14% from the same quarter last year. Average rates paid on CDs rose 42 basis points from 2.86% in the 2004 quarter to 3.28% this year. On a percentage basis, average CDs were 33.94% and 35.55%, respectively, of total interest-bearing funds for the September 30, 2005 and 2004 quarters.
     Securities sold under agreements to repurchase increased to 19.18% of interest-bearing funds during the three months ended September 30, 2005 from 17.97% for the September 30, 2004 quarter. Interest-bearing liabilities funded 81.44% of average earning assets during the quarter ended September 30, 2005 and 82.17% during the quarter ended September 30, 2004. Wholesale funds increased to 5.73% of interest-bearing funds during the third quarter, 2005 from 3.87% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2004 was offset by the larger decrease in CDs. The funding mix from higher priced CDs towards less expensive securities sold under agreements to repurchase has helped to mitigate the decline in the net interest margin.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2005:

Maturing in:	Amount
(Dollars in thousands)
Under 3 months	$404,363
3 to 12 months	339,803
Over 12 months	112,096

$856,262

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2005:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points
September 30, 2005	(1.54%)	(0.16%)	(0.77)%
December 31, 2004	(2.81%)	0.36%	0.25%
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2005:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points
September 30, 2005	(2.99%)	0.41%	(0.66%)
December 31, 2004	(0.22%)	(1.99%)	(5.57%)

     Capital Resources
          Shareholders’ equity at September 30, 2005 totaled $972.35 million compared to $981.26 million at December 31, 2004 and $979.64 million at September 30, 2004.
The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
(Dollars in thousands)	2005		2004		2004
Consolidated
Total equity	$972,348	9.45%	981,257	9.69%	979,640	9.64%

Common equity	972,348	9.45%	981,257	9.69%	979,640	9.64%

Tangible common equity (a)	829,125	8.17%	837,365	8.39%	835,526	8.34%

Tier 1 capital (b)	883,300	10.95%	871,197	11.09%	865,570	11.00%

Total risk-based capital (c)	1,101,967	13.67%	1,119,095	14.25%	1,113,615	14.16%

Leverage (d)	883,300	8.67%	871,197	8.72%	865,570	8.52%

Bank Only
Total equity	$804,382	7.83%	791,486	7.83%	787,505	7.77%

Common equity	804,382	7.83%	791,486	7.83%	787,505	7.77%

Tangible common equity (a)	661,159	6.53%	647,594	6.50%	643,391	6.44%

Tier 1 capital (b)	807,028	10.00%	771,854	9.85%	762,453	9.71%

Total risk-based capital (c)	1,025,685	12.69%	1,017,214	12.98%	1,008,025	12.84%

Leverage (d)	$807,028	7.92%	771,854	7.75%	762,453	7.52%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2005, the Corporation’s risk-based capital equaled 13.67% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.28 per share paid in the third quarter, an increase of $0.01 from the prior year quarter, has an indicated annual rate of $1.12 per share.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $525.0 million at quarter end 2005.
     Funding Trends for the Quarter - During the three months ended September 30, 2005, total average deposits decreased $76.30 million from the linked quarter as certificates of deposit were allowed to mature without rollover.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the third quarter ended September 30, 2005, FirstMerit Bank paid FirstMerit Corporation $23.00 million in dividends. As of September 30,

2005, FirstMerit Bank had an additional $81.75 million available to pay dividends without regulatory approval.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, the Corporation is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of any or all of such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common stock during the first quarter of the 2005 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs

Balance as of June 30, 2005:				1,358,464

July 1, 2005 - July 31, 2005	8,909	28.42	8,200	1,350,264
August 1, 2005 - August 31, 2005	36,709	—	—	1,350,264
September 1, 2005 - September 30, 2005	133,254	27.90	121,971	1,228,293

Balance as of September 30, 2005:	178,872	$27.90	130,171	1,228,293

(1)	On July 15, 2004 the Board of Directors authorized the repurchase of up to 3 million shares of its currently outstanding common stock. This repurchase plan supersedes all other repurchase programs and does not have an expiration date.

(2)	48,701 of these common shares were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted shares.

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
DATE: November 4, 2005