Form 10-K
period 2005-12-31
FIRSTMERIT CORP /OH/
filed 2006-03-02
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-10161
FirstMerit Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

III Cascade Plaza, 7th Floor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)
(330) 996-6300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
COMMON SHARES, NO PAR VALUE
PREFERRED SHARE PURCHASE RIGHTS
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $2,180,755,843 based on the closing sale price as reported on The NASDAQ Stock Market.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2006

Common Stock, no par value	79,847,343 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 (Proxy Statement)	Part III

PART I

ITEM 1	BUSINESS
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
      At December 31, 2005, FirstMerit Bank, N.A. (“FirstMerit Bank”), one of the Corporation’s principal subsidiaries, operated a network of 161 full service banking offices and 176 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Sandusky, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/ Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 3,050 employees at December 31, 2005.
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

      FirstMerit’s principal direct operating subsidiary other than FirstMerit Bank is FirstMerit Community Development Corporation. FirstMerit Community Development Corporation was organized in 1994 to further FirstMerit’s efforts in identifying the credit needs of its lending communities and meeting the requirements of the Community Reinvestment Act (“CRA”). Congress enacted the CRA to ensure that financial institutions meet the deposit and credit needs of their communities. Through a community development corporation, financial institutions can fulfill these requirements by nontraditional activities such as acquiring, rehabilitating or investing in real estate in low to moderate income neighborhoods, and promoting the development of small business. During the fourth quarter of 2005, FirstMerit Credit Life Insurance Company, through which the Corporation underwrote credit life and credit accident and health insurance in connection with the extension of credit to customer, was dissolved. The dissolution of FirstMerit Credit Life Insurance Company did not have a material impact on the Corporation’s financial condition or results of operations. Credit life and credit accident and health insurance will be written for FirstMerit customers through third parties.
      FirstMerit Bank is the parent corporation of 18 wholly-owned subsidiaries. In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Leasing Company (“FirstMerit Leasing”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Leasing provides equipment lease financing and related services, while FirstMerit Securities offers securities brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.
      FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), a broker and servicer of manufactured housing finance contracts. MCI was acquired in connection with FirstMerit’s acquisition of Signal Corp in 1999. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and in, 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans and assigned all related servicing obligations to Vanderbilt Mortgage and Finance, Inc. (“Vanderbilt”). MCI continues to provide servicing for a diminishing pool of contracts issued previously in connection with certain correspondent bank relationships and programs.
      FirstMerit Bank is also the parent corporation of FirstMerit Insurance Group, Inc. (“FirstMerit Insurance Group”) and FirstMerit Insurance Agency, Inc. (“FirstMerit Insurance Agency”). FirstMerit Insurance Group, a life insurance and financial consulting firm acquired in May 1997, assists in the design and funding of estate plans, corporate succession plans and executive compensation plans and was formerly known as Abell & Associates, Inc until a name change in April of 2005. FirstMerit Insurance Agency became a subsidiary of FirstMerit Bank when FirstMerit acquired Great Northern Financial Corporation in 1994. FirstMerit Insurance Agency’s license to sell life insurance products and annuities was activated in 1997.
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
Competition
      The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. Primary financial institution competitors include National City Bank, Key Bank, Sky Bank, US Bancorp and Fifth Third Bank.
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
      The BHCA, under the Riegle-Neal Interstate Banking and Branching Act (“Riegle-Neal Act”), also governs interstate banking. The BHCA allows interstate bank acquisitions and interstate branching by acquisition and mergers in those states that had not opted out of such transactions on or by January 1, 1997.
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
      The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by Nasdaq, and are applicable to FirstMerit. At the February, 2003 Board of Directors meeting of FirstMerit, a series of actions were adopted to enhance the Company’s corporate governance practices, including the adoption of an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee and Charter, and a Code of Business Conduct and Ethics. These corporate policies have been provided previously to shareholders and are available, along with other information on the Company’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.
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
Dividends and Transactions with Affiliates
      FirstMerit is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. FirstMerit’s principal source of funds to pay dividends on its common and preferred shares and service its debt is dividends from these subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without regulatory approval. The ability of FirstMerit Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.
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
      FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2005, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.
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
ITEM 1A.     RISK FACTORS

Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
      Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income and could have a material adverse effect on our financial condition and results of operations.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
      The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
      Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

Terrorism, acts of war or international conflicts could have a material adverse effect on our financial condition and results of operations.
      Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the United States and other governments in response to such events could negatively impact general business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.

The primary source of our income from which we pay dividends is the receipt of dividends from FirstMerit Bank.
      The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and FirstMerit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares.

If our actual loan losses exceed our allowance for loan losses, our net income will decrease.
      Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

We depend upon the accuracy and completeness of information about customers and counterparties.
      In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.

Our organizational documents may have the effect of discouraging a third party from making an acquisition of FirstMerit by means of a tender offer, proxy contest or otherwise.
      Our amended and restated articles of incorporation and amended and restated code of regulations contain provisions that could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempt not previously approved by our Board of Directors.
      Additionally, our Board of Directors declared a dividend of one right for each FirstMerit common share outstanding pursuant to a shareholder rights plan. If triggered, the shareholder rights plan would cause substantial dilution to a person or group of persons that acquires more than 10% of FirstMerit’s outstanding common shares on terms not approved by our Board of Directors. This shareholder rights plan could discourage or make more difficult a merger, tender offer or other similar transaction with FirstMerit without the prior approval of FirstMerit’s Board of Directors.

Government regulation can result in limitations on our operations.
      The financial services industry is extensively regulated. FirstMerit Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a holding company, we also are subject to regulation and oversight by the OCS. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.

We are subject to examinations and challenges by tax authorities.
      In the normal course of business, FirstMerit and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.
      In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our financial condition and results of operation.

Our business strategy includes significant growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
      We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.
      Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

We face risks with respect to future expansion.
      We may acquire other financial institutions or parts of those institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger targets;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
      We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.

Future sales of our common shares or other securities may dilute the value of our common shares.
      In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities, including common shares authorized and unissued under our stock option plans. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share book value of the common shares.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
      In our market area, we encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.

Consumers may decide not to use banks to complete their financial transactions.
      Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits

Loss of key employees may disrupt relationships with certain customers.
      Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.
      Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

We may be exposed to liability under non-solicitation agreements to which one or more of our officers may be a party to with certain of our competitors.
      From time to time, we may hire employees who may be parties to non-solicitation or non-competition agreements with one or more of our competitors. Although we expect that all such employees will comply with the terms of their non-solicitation agreements, it is possible that if customers of our competitors chose to move their business to us, or employees of our competitor seek employment with us, even without any action on the part of any employee bound by any such agreement, that one or more of our competitors may chose to bring a claim against us and our employee.

The price of our common shares may be volatile, which may result in losses for shareholders.
      The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	announcements of developments related to our business;

•	fluctuations in our results of operations;

•	sales of substantial amounts of our securities into the marketplace;

•	general conditions in our markets or the worldwide economy;

•	a shortfall in revenues or earnings compared to securities analysts’ expectations;

•	changes in analysts’ recommendations or projections; and

•	our announcement of new acquisitions or other projects.
      The market price of our common shares may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common shares, and the current market price may not be indicative of future market prices.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.
      FirstMerit and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
      As part of our business, we collect, process and retain sensitive and confidential client and customer information on behalf of FirstMerit and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by FirstMerit or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      N/A

ITEM 2.	PROPERTIES
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
      FirstMerit Bank also owns 15.5 acres near downtown Akron, on which FirstMerit’s primary Operations Center is located. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and its subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations. Certain of FirstMerit Bank’s loan operations and documentation preparation activities are conducted out of 17,813 square feet of leased space on Exeter Road in Akron.
      FirstMerit Mortgage Corporation operates out of 37,683 square feet of owned space in Canton, Ohio. The Trust Department of FirstMerit Bank is located in Main Place, a four-story office building located in downtown Akron. This department occupies approximately 19,296 square feet of leased space in Main Place.

ITEM 3.	LEGAL PROCEEDINGS
      In the normal course of business, FirstMerit is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although FirstMerit is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of such actions will not have a material adverse effect on the results of operations or stockholders’ equity of FirstMerit. Although FirstMerit is not able to predict whether the outcome of such actions may or may not have a material adverse effect on results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders in the fourth quarter of 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The following persons were the executive officers of FirstMerit as of December 31, 2005. Unless otherwise stated, each listed position was held on January 1, 2000.

		Date Appointed
Name	Age	to FirstMerit	Position and Business Experience

John R. Cochran	62	03/01/95	Chairman and Chief Executive Officer of FirstMerit and of FirstMerit Bank
Terrence E. Bichsel	56	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank
Robert P. Brecht	56	08/09/91	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and Division Executive Vice President of FirstMerit Bank
Jack R. Gravo	59	02/16/95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation
David G. Lucht	48	05/16/02	Executive Vice President of FirstMerit and FirstMerit Bank since May 16, 2002; previously Executive Vice President, Credit Administration of National City Bank
George P. Paidas	59	04/13/94	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and President of Wealth Management Services of FirstMerit Bank since October 1, 2001; previously Regional President of FirstMerit Bank
Terry E. Patton	57	04/10/85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank
Larry A. Shoff	49	09/01/99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      FirstMerit’s common shares are quoted on The Nasdaq Stock Market under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:
Stock Performance and Dividends(1)

	Bids		Per Share

			Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-04	$27.88	$24.76	$0.26	$11.82
06-30-04	26.75	23.00	0.26	11.28
09-30-04	27.45	25.43	0.27	11.62
12-31-04	28.85	24.71	0.27	11.66
03-31-05	28.37	25.51	0.27	11.32
06-30-05	27.05	24.12	0.27	11.69
09-30-05	29.06	26.03	0.28	11.65
12-31-05	27.42	24.60	0.28	11.39

(1)	This table sets forth the high and low closing bid quotations and dividend rates for FirstMerit Corporation during the periods listed. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.
     On February 3, 2006, there were approximately 27,985 shareholders of record of FirstMerit common shares.
      The following table provides information with respect to purchases FirstMerit made of its shares of common stock during the fourth quarter of the 2005 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average	as Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased Under
	Purchased	per Share	or Programs(1)	Plans or Programs

Balance as of September 30, 2005:				1,228,293
October 1, 2005 - October 31, 2005	319,981	$25.77	319,981	908,312
November 1, 2005 - November 30, 2005	908,312	26.85	908,312	—
December 1, 2005 - December 31, 2005	—	—	—	—

Balance as of December 31, 2005:	1,228,293	$26.57	1,228,293	—

(1)	On January 19, 2006 the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (“the “Prior Repurchase Plan”). FirstMerit had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED FINANCIAL DATA
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
Results of Operations
Interest income	$541,446	$497,395	$567,269	$648,013	$726,899
Conversion to fully-tax equivalent	2,621	2,712	2,584	3,359	3,652

Interest income*	544,067	500,107	569,853	651,372	730,551
Interest expense	192,451	146,590	173,656	226,417	335,443

Net interest income*	351,616	353,517	396,197	424,955	395,108
Provision for loan losses	43,820	73,923	102,273	97,923	61,458

Net interest income after provision for loan losses	307,796	279,594	293,924	327,032	333,650
Other income	190,466	174,285	198,323	179,564	175,628
Other expenses	313,508	311,929	315,067	280,897	322,155

Income before federal income taxes*	184,754	141,950	177,180	225,699	187,123
Federal income taxes	51,650	36,024	52,939	67,974	60,867
Fully-tax equivalent adjustment	2,621	2,712	2,584	3,359	3,652

Federal income taxes*	54,271	38,736	55,523	71,333	64,519
Income before cumulative effect of change in accounting principle	130,483	103,214	121,657	154,366	122,604
Cumulative effect of change in accounting principle, net of taxes	—	—	(688)	—	(6,299)

Net income(a)(b)	$130,483	$103,214	$120,969	$154,366	$116,305

Per share:
Income before cumulative effect of change in accounting principle	$1.56	$1.22	$1.44	$1.82	$1.43
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.01)	—	(0.07)

Basic net income(a)(b)	$1.56	$1.22	$1.43	$1.82	$1.36

Diluted net income(a)(b)	$1.56	$1.21	$1.42	$1.81	$1.35

Cash dividends	$1.10	$1.06	$1.02	$0.98	$0.93
Performance Ratios
Return on total assets (“ROA”)(a)(b)	1.27%	1.00%	1.14%	1.48%	1.14%
Return on common shareholders’ equity (“ROE”)(a)(b)	13.50%	10.49%	12.40%	16.31%	12.65%
Net interest margin — tax-equivalent basis	3.73%	3.71%	4.02%	4.39%	4.20%
Efficiency ratio [excludes one-time items described in(b)](a)	57.88%	58.60%	53.35%	46.98%	55.13%
Book value per common share	$11.39	$11.66	$11.65	$11.41	$10.70
Average shareholders’ equity to total average assets	9.42%	9.53%	9.21%	9.10%	9.04%
Dividend payout ratio	70.51%	87.60%	71.83%	54.14%	68.89%
Balance Sheet Data
Total assets (at year end)	$10,161,317	$10,122,627	$10,479,729	$10,695,362	$10,198,825
Long-term debt (at year end)	300,663	299,743	295,559	554,736	538,262
Daily averages:
Total assets	$10,264,429	$10,318,305	$10,597,554	$10,411,192	$10,186,099
Earning assets	9,434,664	9,515,958	9,844,214	9,685,381	9,408,198
Deposits and other funds	9,139,578	9,195,730	9,440,357	9,287,869	9,102,183
Shareholders’ equity	966,726	983,529	976,423	947,592	921,234

*	Fully tax-equivalent basis

(a)	Included in the 2003 results are the sale of the Company’s $621 million portfolio of manufactured housing loans and prepayment of $221 million in Federal Home Loan Bank (FHLB) borrowings, as well as the sale of $22.6 million of commercial loans. As a result, after-tax earnings for the full year 2003 were reduced by a total of $22.6 million or $0.27 per share which includes an after-tax charge of $18.4 million, or $0.22 per share, related to the sale of the manufactured housing portfolio and prepayment of FHLB borrowings, and a $4.2 million or $0.05 per share increase in the provision for loan losses related to the sale of commercial loans. Results for 2003 also include an accounting charge of $688,000 after-tax, or $0.01 per share, representing the cumulative effect of application of Financial Interpretation No. 46 (“FIN 46”), a new accounting interpretation that requires consolidation of the special purpose entity that holds FirstMerit’s headquarters building.

(b)	The 2001 net income, provision for loan losses, other income, other expenses, and profitability ratios shown include the effects of a one-time restructuring charge related to the exit of the manufactured housing finance business of $41.1 million, after taxes. The specific income statement classifications affected by the charge, as shown in the preceding table, were as follows: other income $2.6 million, other expenses $41.9 million and provision for the loan losses $14.5 million. Net income for 2001 was also reduced by a cumulative effect of a change in accounting for securitized retained interest assets of $6.3 million, after taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2005, 2004 AND 2003
      The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2005, 2004 and 2003. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.
      All financial data has been restated to give effect to acquisitions accounted for on a pooling of interests basis and stock splits in previous periods. The results of other bank and branch acquisitions, accounted for as purchases, have been included effective with the respective dates of acquisition.
Earnings Summary
      The Corporation recorded full year 2005 net income of $130.5 million, or $1.56 per diluted share. This compares with $103.2 million, or $1.21 per diluted share, for 2004. For the fourth quarter of 2005, the Company reported net income of $27.7 million, or $0.34 per diluted share, compared with $28.4 million, or $0.33 per share for the prior-year quarter.
      Returns on average common equity (“ROE”) and average assets (“ROA”) for the full year were 13.50% and 1.27%, respectively, compared with 10.49% and 1.00% for 2004. Fourth quarter ROE and ROA were 11.52% and 1.07%, respectively, compared with 11.49% and 1.12% for the prior-year quarter.
      Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus noninterest income net of securities transactions, totaled $540.2 million for 2005, compared with $530.8 million reported in 2004. FTE net interest income was $351.6 million for 2005, a decline of 0.54% from $353.5 million in 2004, slightly offset by the impact of a 2 basis point increase in the net interest margin to 3.73%. The execution of the Company’s balance sheet de-leverage strategy was instrumental in the expansion of the net interest margin. In 2005, the Company reduced its reliance on investment securities revenue, shrinking the average investment portfolio balance by $195.9 million, or 6.60%. During this time average loans grew $117.0 million, or 1.80%. The resulting $81.3 million decline in average earning assets in 2005 was closely matched with declines in higher cost time deposit accounts. For the fourth quarter of 2005, FTE net interest income was $88.2 million, compared with $88.0 million in the fourth quarter of 2004. In the fourth quarter of 2005, the average investment portfolio was $2.6 billion, down $212.0 million, or 7.49%, from the fourth quarter of 2004. Over that same time period, average loans increased $265.9 million, or 4.13%. Average investments accounted for 25.65% of average total assets in the quarter, compared with 27.98% for the fourth quarter of 2004, further reflecting the Company’s shift to a higher-yielding mix of earning assets.
      Noninterest income excluding securities transactions totaled $188.5 million for 2005, compared with $177.3 million in 2004, an increase of $11.3 million, or 6.35%. Service charge on deposits increased $6.9 million, or 11.10%, while credit card fees increased $3.2 million, or 8.6%, acting as the primary drivers of the increase in annual noninterest income. For the fourth quarter of 2005, noninterest income, excluding securities transactions, was $47.5 million, an increase of $3.6 million, or 8.28%, compared with the fourth quarter of 2004. The increase was primarily due to the $3.8 million after tax other-than-temporary impairment charge for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation perpetual preferred stock taken in the fourth quarter of 2004 and recorded in investment securities losses.

      Noninterest expense totaled $313.5 million for 2005, compared with $311.9 million for 2004. The Company executed its expense management initiative, holding operating expense growth to slightly under $1.6 million, or 0.5%, for the year and improving its efficiency ratio to 57.88%, compared with 58.60% for 2004. Noninterest expense totaled $79.3 million for the fourth quarter of 2005, compared with $80.3 million for the fourth quarter of 2004, a decrease of $1.0 million, or 1.25%. The efficiency ratio for the quarter was 58.26%, compared with 60.69% for the fourth quarter of 2004.
      Net charge-offs totaled $50.5 million in 2005, compared with $55.4 million for 2004, or 0.76% and 0.85% of average loans, respectively. The $5.0 million, or 9.0%, reduction in net charge-offs reflects consecutive years of progress on the Company’s initiative for improving credit quality. During the fourth quarter of 2005, net charge-offs totaled $18.4 million, or 1.09% of average loans, compared with $12.6 million, or 0.78% of average loans for the fourth quarter of 2004. The increase in net charge-offs during the fourth quarter of 2005 resulted from $4.8 million in accelerated consumer bankruptcy filings and $5.0 million for a commercial credit which was deemed impaired subsequent to year end. As of December 31, 2005, nonperforming assets were $72.3 million, or 1.08% of period-end loans plus other real estate (“ORE”), compared with $45.9 million, or 0.71%, at December 31, 2004. The increase in nonperforming assets resulted from higher levels of ORE and a rise in nonaccrual loans due to deterioration in a small number of commercial credits during the fourth quarter of 2005 for which the Company has provided the appropriate reserves.
      The Company recorded $43.8 million of loan loss provision expense in 2005, compared with loan loss provision expense of $73.9 million in 2004. At December 31, 2005, criticized commercial assets accounted for 7.69% of total commercial loans, compared with criticized commercial asset levels of 9.64% at December 31, 2004, reflective of a $49.6 million decrease in criticized commercial assets. In the fourth quarter of 2005, loan loss provision expense was $16.3 million, compared with $9.4 million in the fourth quarter of 2004. The increase is attributable to the fourth quarter charge-offs discussed previously.
      At December 31 2005, the allowance for loan losses was 1.36% of loans, compared with 1.51% at December 31, 2004. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.45% at December 31, 2005, compared with 1.47% at September 30, 2005, and 1.60% at December 31, 2004.
      Assets at December 31, 2005 totaled $10.2 billion, compared with $10.1 billion at year-end 2004, representing an increase of $38.7 million, or 0.38%. Period-end loan growth of $248.2 million, or 3.86%, resulted primarily from growth in the commercial portfolio which increased $242.6 million, or 7.37%. Home equity loans increased $102.5 million, or 15.15%, offsetting targeted reductions in the Corporation’s installment and lease portfolios.
      Deposits totaled $7.2 billion at December 31, 2005, a decline of 1.79% from $7.4 billion at December 31, 2004. Noninterest bearing demand deposit accounts (“DDA”) increased $53.2 million, or 3.62%, in 2005, easing pressure on the Company’s funding costs during a period of rising interest rates. For the fourth quarter of 2005, average deposits declined $147.8 million, or 1.99%, compared with the fourth quarter of 2004. During that time, increased noninterest bearing DDA partly offset decreasing levels in other core deposit categories. Average core deposits now account for 63.72% of deposits, compared to 62.86% at December 31, 2004.
      Shareholders’ equity was $937.5 million at December 31, 2005. The Corporation’s tangible equity to assets was 7.93% at quarter-end. The common dividend per share paid in 2005 was $1.10, a $0.04 increase from 2004. The Company repurchased 2.4 million shares in 2005, completing a 3.0 million share repurchase program authorized by the Board of Directors in July 2004.
Supercommunity Banking Results
      The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 15 (Segment Information) to the consolidated financial statements provides performance data for this line of business.

AVERAGE CONSOLIDATED BALANCE SHEETS
FULLY-TAX EQUIVALENT INTEREST RATES AND INTEREST DIFFERENTIAL
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Cash and due from banks	$194,485			$213,994			$195,060
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,416,360	$91,814	3.80%	2,602,317	$97,037	3.73%	2,273,030	$87,402	3.85%
Obligations of states and political subdivisions (tax- exempt)	99,487	6,707	6.74%	103,402	7,311	7.07%	103,531	7,182	6.94%
Other securities	253,785	12,231	4.82%	259,764	9,735	3.75%	249,271	9,197	3.69%

Total investment securities	2,769,632	110,752	4.00%	2,965,483	114,083	3.85%	2,625,832	103,781	3.95%
Federal funds sold & other interest earning assets	1,783	60	3.37%	2,001	30	1.50%	4,258	45	1.06%
Loans held for sale	52,740	2,854	5.41%	55,002	2,089	3.80%	75,451	3,418	4.53%
Loans	6,610,509	430,402	6.51%	6,493,472	383,905	5.91%	7,138,673	462,609	6.48%
Total earning assets	9,434,664	544,068	5.77%	9,515,958	500,107	5.26%	9,844,214	569,853	5.79%
Allowance for loan losses	(94,118)			(100,959)			(111,192)
Other assets	729,398			689,312			669,472

Total assets	$10,264,429			$10,318,305			$10,597,554

	Years Ended December 31,

	2005			2004			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Liabilities and Shareholders’ Equity
Deposits:
Demand — non-interest bearing	$1,466,106	—	—	$1,398,112	—	—	$1,306,347	—	—
Demand — interest bearing	827,829	$5,871	0.71%	805,419	$2,152	0.27%	750,434	$1,151	0.15%
Savings and money market accounts	2,356,813	32,944	1.40%	2,473,728	19,145	0.77%	2,381,004	18,981	0.80%
Certificates and other time deposits	2,647,908	86,764	3.28%	2,762,975	81,540	2.95%	3,234,673	102,955	3.18%

Total deposits	7,298,656	125,579	1.72%	7,440,234	102,837	1.38%	7,672,458	123,087	1.60%
Securities sold under agreements to repurchase	1,409,135	45,423	3.22%	1,447,629	26,259	1.81%	1,226,648	18,978	1.55%
Wholesale borrowings	431,787	21,449	4.97%	307,867	17,494	5.68%	541,251	31,591	5.84%
Total interest bearing liabilities	7,673,472	192,451	2.51%	7,797,618	146,590	1.88%	8,134,010	173,656	2.13%
Other liabilities	158,125			139,046			180,774
Shareholders’ equity	966,726			983,529			976,423

Total liabilities and shareholders’ equity	$10,264,429			$10,318,305			$10,597,554

Net yield on earning assets	$9,434,664	$351,617	3.73%	$9,515,958	$353,517	3.71%	$9,844,214	$396,197	4.02%

Interest rate spread			3.26%			3.39%			3.66%

Income on tax-exempt securities and loans		4,627			4,789			4,917

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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
      Net interest income for the year ended December 31, 2005 was $349.0 million compared to $350.8 million for year ended December 31, 2004. The $1.8 million decline in net interest income occurred because the $45.9 million increase in interest expense was more than the $44.1 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2005 was $2.6 million compared with $2.7 million in 2004 and $2.6 million in 2003.
      Net interest income presented on an FTE basis decreased $2.2 million or 0.62% to $351.6 million in 2005 compared to $353.5 million in 2004 and $396.2 million in 2003. The decrease from 2005 to 2004 occurred because the $45.9 million increase in interest expense was more than the $44.0 million increase in interest income during same period. The decrease from 2004 to 2003 occurred because the $27.1 million decline in interest expense was less than the $69.7 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rise in interest rates throughout the year.
      The average yield on earning assets increased 51 basis points from 5.26% in 2004 to 5.77% in 2005 increasing interest income by $44.0 million. Conversely, the average yield on earning assets dropped 53 basis points from 5.79% in 2003 to 5.26% in 2004 lowering interest income by $69.7 million. Lower outstanding balances on total average earning assets caused interest income to decrease $0.69 million from year-ago levels. Average balances for investment securities were down from last year decreasing interest income by $7.5 million, but higher rates earned on the securities mitigated the impact by increasing interest income by $4.3 million. Average loan outstandings, up from last year, increased 2005 interest income by $6.9 million while higher yields earned on the loans, also increased 2005 loan interest income by $40.3 million. 2004 over 2003 was the opposite effect. Average balances for investment securities were up from 2003 increasing 2004 interest income by $12.7 million, but lower rates earned on the securities lessened 2004 interest income by $2.6 million. Average loans outstanding in 2004, down from 2003, decreased 2004 interest income by $39.3 million.
      The cost of funds for the year as a percentage of average earning assets increased 49 basis points from 1.54% in 2004 to 2.04% in 2005. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the rise in interest rates was the primary factor in this increase.

CHANGES IN NET INTEREST INCOME — FULLY TAX-EQUIVALENT RATE/ VOLUME ANALYSIS

	Years Ended December 31,

	2005 and 2004			2004 and 2003

	Increase (Decrease) in Interest			Increase (Decrease) in Interest
	Income/Expense			Income/Expense

		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total

	(In thousands)
Interest Income
Investment securities:
Taxable	$(7,352)	4,625	$(2,727)	12,730	(2,557)	$10,173
Tax-exempt	(271)	(333)	(604)	(9)	138	129
Loans held for sale	(89)	854	765	(833)	(496)	(1,329)
Loans	7,024	39,473	46,497	(39,950)	(38,754)	(78,704)
Federal funds sold	(3)	33	30	(30)	15	(15)

Total interest income	(691)	44,652	43,961	(28,092)	(41,654)	(69,746)

Interest Expense
Interest on deposits:
Demand-interest bearing	62	3,657	3,719	90	911	1,001
Savings and money market accounts	(945)	14,744	13,799	727	(563)	164
Certificates and other time deposits (“CDs”)	(3,498)	8,722	5,224	(14,285)	(7,130)	(21,415)
Securities sold under agreements to repurchase	(716)	19,880	19,164	3,719	3,562	7,281
Wholesale borrowings	6,367	(2,412)	3,955	(13,283)	(814)	(14,097)

Total interest expense	1,270	44,591	45,861	(23,032)	(4,034)	(27,066)

Net interest income	$(1,961)	61	$(1,900)	(5,060)	(37,620)	$(42,680)

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.
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
      The net interest margin for 2005 was 3.73% compared to 3.71% in 2004 and 4.02% in 2003. As discussed in the previous section, the increase in the net interest margin during 2005 was a primarily a result of higher yields on loans and investments and the decrease in 2004 over 2003 was a result of lower yields and volume earned on loans, and securities outpacing reductions in lower interest rates paid on customer deposits and wholesale borrowings.

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net interest income	$348,995	$350,805	$393,613
Tax equivalent adjustment	2,622	2,712	2,584

Net interest income — FTE	$351,617	$353,517	$396,197

Average earning assets	$9,434,664	$9,515,958	$9,844,214

Net interest margin	3.73%	3.71%	4.02%

Other Income
      Excluding investment securities gains, other income totaled $188.5 million in 2005 an increase of $11.3 million or 6.35% from 2004 but a decrease of $4.2 million or 2.18% from 2003. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 34.90% compared to 33.40% in 2004. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Trust department income	$22,134	$21,595	$20,965
Service charges on deposits	69,065	62,162	63,259
Credit card fees	40,972	37,728	40,652
ATM and other service fees	12,867	11,879	12,120
Bank owned life insurance income	12,264	12,314	12,871
Investment services and life insurance	10,608	12,850	12,189
Manufactured housing income	148	165	1,792
Investment securities gains (losses), net	1,926	(2,997)	5,574
Loan sales and servicing income	6,397	6,075	12,070
Other operating income	14,085	12,514	16,831

	$190,466	$174,285	$198,323

      Trust department income, which has been positively impacted by improved stock market values, has increased by 2.50%, up $0.54 million in 2005 and 3.01%, up $0.63 million in 2004 over 2003. Service charges on deposits increased by $6.9 million or 11.10% primarily due to new initiatives to enhance account posting standardization and synchronization. Credit card fees increased $3.2 million or 8.60% primarily due to increased volumes. Personal debit card activity is up 13.7% and business debit card activity is up 22.95%. ATM and other service charge fees have increased $1.0 million or 8.32%. This increase was also volume driven. Manufactured housing income decreased $1.63 million in 2004 from 2003. On October 31, 2001, the Corporation exited the manufactured housing (“MH”) lending business and stopped originations of new manufactured housing finance contracts. The collection and servicing of existing MH contracts initially was retained. On December 1, 2003, the Corporation sold the remaining MH loans and assigned the related servicing obligations to Vanderbilt. This sale is more fully described in Note 5 of the consolidated financial statements. Other operating income was up $1.6 million or 12.55%. In conjunction with the exit of MH business, the Corporation recorded a liability for certain contractual obligations. During 2005 settlements were reached on several of the contracts and $2.46 million was recorded in other operating income. Investment securities gains increased $4.9 million primarily attributable to the other-than-temporary impairment loss of $5.8 million on FHLMC and FNMA perpetual preferred stock that was recorded in the fourth quarter of 2004. Loan sales and servicing income increased $0.3 million from 2004 but decreased $5.7 million from 2003 reflecting the slow down in mortgage activity due to interest rate increases. The decrease from 2004 over 2003 is primarily attributable to a decrease in loan refinancing fees, escrow fees, exam underwriting fees, service fees and recording fees which are also part of mortgage banking activities. Investment services and insurance income decreased $2.2 million primarily attributable to a drop in annuity sales in our retail branches.
Federal Income Taxes
      Federal income tax expense totaled $51.7 million in 2005 compared to $36.0 million in 2004 and $52.9 million in 2003. The effective federal income tax rate for 2005 was 28.4% compared to 25.9% in 2004 and 30.3% in 2003. During 2005 the statute expired on the 2001 consolidated federal income tax return, resulting in the release of tax reserves of $7.5 million which had been established for tax issues from a previous acquisition. As a result, the Corporation recorded a $4.3 million reduction in income tax expense. Additionally, $3.2 million in federal and state tax reserves were established for pending audits and years open for review for various taxing authorities. Pursuant to the anticipated changes in the requirements under SFAS 109 “Accounting for Income Taxes” and more fully described in Note 1 (Recently Issued Accounting Standards), tax reserves have been specifically estimated for potential at-risk items. During 2004, the Internal Revenue Service completed their examination of the Corporation’s tax returns for the years ended December 31, 1999 and 2000. The Corporation was successful in resolving anticipated issues at less than previous expectations. As a result, the Corporation recorded a $4.6 million reduction in income tax expense. Of that amount, $2.5 million related to issues resolved during the 1999 and 2000 year audits; and $2.1 million for reserves no longer required related to bank-owned life insurance. Further federal income tax information is contained in Note 11 (Federal Income Taxes) to these consolidated financial statements.
Other Expenses
      Other expenses were $313.5 million in 2005 compared to $311.9 million in 2004, an increase of $1.6 million or 0.51% and a decrease of $1.6 million or 0.49% over 2003. Salary, wages, pension and employee benefits expense totaled $163.7 million in 2005, an increase of 2.27% from 2004. The increase in salaries and wages reflects annual employee merit increases while higher benefit costs are primarily due to increased pension expense and health care costs related to self-insured medical plans. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the increases in pension and postretirement medical expenses, as well as additional Sarbanes-Oxley compliance expenses.

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Salaries and wages	$126,829	$122,589	$104,220
Pension and employee benefits	36,854	37,463	35,126
Net occupancy expense	23,730	22,557	22,118
Equipment expense	13,301	13,345	14,482
Taxes, other than federal income taxes	4,042	5,149	5,347
Stationery, supplies and postage	10,050	10,716	11,542
Bankcard, loan processing, and other costs	24,012	24,307	28,040
Advertising	7,704	6,931	3,357
Professional services	12,014	13,688	11,452
Telephone	4,556	4,718	4,235
Amortization of intangibles	889	889	889
Other operating expense	49,527	49,577	74,259

	$313,508	$311,929	$315,067

      Professional services expenses decreased $1.7 million in 2005. During 2004 the Corporation incurred professional fees to evaluate its market potential and initiate a risk-based approach to allocate resources to make our balance sheet stronger and reduce our overall risk profile.
      Other operating expense for 2003 includes the $26.2 million net impact of the sale of the MH portfolio and the prepayment of the FHLB borrowings and is more fully described in Note 5 to the consolidated financial statements.
      The efficiency ratio for 2005 was 57.88%, compared to 58.60% in 2004 and 53.35% in 2003. The “lower is better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue — that is during 2005, 57.88 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.
Investment Securities
      The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities have been classified as available-for-sale. In this classification, adjustment to fair value of the available-for-sale securities in the form of unrealized holdings gains and losses is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. At year-end 2005, the investment portfolio had a net unrealized loss of $59.4 million, which compares to a loss of $19.3 million at year-end 2004.
      At year-ends 2005 and 2004, investment securities at fair value totaled $2.5 billion and $2.9 billion, respectively. The 11.00% decrease in the total portfolio occurred primarily in the mortgage-backed security portfolio. This decrease reflects the Corporation’s balance sheet deleverage strategy. Proceeds from the sale of the manufactured housing business were initially placed in short-term investment securities. The Corporation is currently not reinvesting the cash flow from the maturing investment portfolio in order to improve its asset/liability position. At the same time the Corporation is repurchasing its own stock. Additional discussion of the decrease in investment securities is located in the Liquidity Risk Management section of this report.
      A summary of investment securities’ fair value is presented below as of year-ends 2005 and 2004. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.
Fair Value of Investment Securities

	At December 31,
			Dollar	%
	2005	2004	Change	Change

	(Dollars in thousands)
U.S. Treasury securities	$—	$781	$(781)	(100.00)%
U.S. Government agency obligations	904,404	859,886	44,518	5.00%
Obligations of states and political subdivisions	93,837	105,049	(11,212)	(11.00)%
Mortgage-backed securities	1,299,549	1,641,543	(341,994)	(21.00)%
Other securities	248,706	253,181	(4,475)	(2.00)%

	$2,546,496	$2,860,440	$(313,944)	(11.00)%

			Over One Year		Over Five Years
	One Year or Less		Through Five Years		Through Ten Years		Over Ten Years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields

	(Dollars in thousands)
U.S. Government agency obligations	$122,966	2.42%	$781,438	3.42%	$—	0.00%	—	0.00%
Obligations of states and political subdivisions	17,161	7.11%*	21,562	7.68%*	35,000	6.86%*	20,114	6.26%*
Mortgage-backed securities	7,099	6.13%	1,151,597	3.89%	140,853	4.44%	—	0.00%
Other securities	1,978	3.19%	146,456	6.83%	265	0.15%	100,007	5.06%

	149,204	3.15%	2,101,053	3.96%	176,118	4.91%	120,121	5.26%

Percent of total	5.86%		82.51%		6.92%		4.72%

* Fully Tax Equivalent based upon Federal income tax structure applicable at December 31, 2005.

      Mortgage-backed securities (“MBS”) accounted for 66% of the market value of the portfolio at year end with 26% representing fixed rate MBS; 25% adjustable rate MBS; and 15% invested in collateralized mortgage obligations. At year-end the fair value of 20 and 30 year MBSs was 6.4% of the portfolio. The estimated effective duration of the portfolio is 2.42% and would shorten to 1.70% given an immediate, parallel decrease of 100 basis points in interest rates. If rates were to increase 100 basis points in a similar fashion, the duration would increase to 2.74%. The investment would be expected to generate $494 million in cash flow over the next twelve months, given no change in interest rates.
      The average yield on the portfolio was 4.00% in 2005 compared to 3.85% in 2004.
Loans
      Total loans outstanding at year-end 2005 increased 3.86% to $6.7 billion compared to one year ago, at $6.4 billion. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Commercial loans	$3,533,399	$3,290,819	$3,352,014	$3,430,396	$3,486,199
Mortgage loans	628,581	639,715	614,073	560,510	638,908
Installment loans	1,524,355	1,592,781	1,668,421	1,564,588	1,560,905
Home equity loans	778,697	676,230	637,749	597,060	502,521
Credit card loans	145,592	145,042	144,514	141,575	132,746
Manufactured housing loans	—	—	—	713,715	808,476
Leases	70,619	88,496	134,828	206,461	257,565

Total loans	6,681,243	6,433,083	6,551,599	7,214,305	7,387,320
Less allowance for loan losses	90,661	97,296	91,459	116,634	119,784

Net loans	$6,590,582	$6,335,787	$6,460,140	$7,097,671	$7,267,536

	December 31, 2005

	Commercial	Mortgage	Installment	Home Equity	Credit Card
	Loans	Loans	Loans	Loans	Loans	Leases

	(In thousands)
Due in one year or less	$1,500,319	$177,966	$592,164	$241,905	$70,410	$34,500
Due after one year but within five years	1,666,047	323,967	835,597	433,408	71,866	35,802
Due after five years	367,033	126,648	96,594	103,384	3,316	317

Total	$3,533,399	$628,581	$1,524,355	$778,697	$145,592	$70,619

Loans due after one year with interest at a predetermined fixed rate	$983,727	$256,533	$910,841	$83,780	$23,642	$36,119
Loans due after one year with interest at a floating rate	1,049,353	194,082	21,350	453,012	51,540	—

Total	$2,033,080	$450,615	$932,191	$536,792	$75,182	$36,119

      The manufacturing-based economy in Northeastern Ohio showed signs of growth during 2005 with commercial loans increasing 7.37%. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and the sold into the secondary mortgage market or held in portfolio. The increase in interest rates was the primary reason for the decline in mortgage loan originations and the 1.74% decrease in balances retained in portfolio.
      Outstanding home equity loan balances increased $102.5 million or 15.15% from December 31, 2004 as a result of continued marketing campaigns. Installment loans decreased $68.4 million or 4.30%.
      There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
      The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2005 and 2004.
      At December 31, 2005 the allowance for loan losses was $90.7 million or 1.36% of loans outstanding, compared to $97.3 million or 1.51% at year-end 2004. The allowance equaled 145.61% of nonperforming loans at year-end 2005 compared to 240.14% at year-end 2004. The decrease in the allowance for loan losses was directly attributable to the decrease in criticized assets and therefore, a decrease in the corresponding reserves. Loss rates have further decreased due to better underwriting standards. Nonperforming loans have increased by $26.4 million over December 31, 2004 migrating from the commercial loan pools established under SFAS 5. These specific credits have been adequately reserved.
      Net charge-offs were $50.45 million in 2005 compared to $55.4 million in 2004 and $98.0 million in 2003. As a percentage of average loans outstanding, net charge-offs equaled 0.76% in 2005, 0.85% in 2004 and 1.37% in 2003. As a percentage of average loans outstanding, net charge-offs and the allowance for loans sold equaled 0.76% in 2005, 1.05% in 2004 and 1.37% in 2003. Losses are charged against the allowance for loan losses as soon as they are identified.
      During the first quarter of 2004, Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. The Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s charge-offs.
      The allowance for unfunded lending commitments at December 31, 2005 and 2004 was $6.1 million and $5.8 million, respectively.

      The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $96.7 million at year-end 2005, $103.1 million at year-end 2004 and $97.6 million at year-end 2003.
Allowance for Credit Losses

	For the Year Ended
	December 31,

	2005	2004

	(In thousands)
Allowance for loan losses, beginning of period	$97,296	$91,459
Net charge-offs	(50,455)	(55,415)
Allowance related to loans sold	—	(12,671)
Provision for loan losses	43,820	73,923

Allowance for loan losses, end of period	$90,661	$97,296

Reserve for unfunded lending commitments, beginning of period	$5,774	$6,094
Provision for credit losses	298	(320)

Reserve for unfunded lending commitments, end of period	$6,072	$5,774

Allowance for credit losses	$96,733	$103,070

      The following tables display the components of the allowance for loan losses at December 31, 2005 and 2004.

	At December 31, 2005

	Loan Type

Allowance for Loan Losses	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total

	(In thousands)
Individually Impaired Loan Component:
Loan balance	$27,515	$18,254	$—	$—	$—	$—	$—	$45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	369,866	25,245					639,227
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669
Total loans	$1,428,297	$2,105,102	$70,619	$1,524,355	$778,697	$145,592	$628,581	$6,681,243
Total Allowance for Loan Losses	$35,348	$20,404	$1,831	$23,196	$2,268	$6,233	$1,381	$90,661

	December 31, 2004

	Loan Type

Allowance for Loan Losses	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total

	(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,317	$14,299	$779	$—	$—	$—	$—	$22,395
Allowance	2,530	1,561	779	—	—	—	—	4,870
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	13,912	1,479	—					15,391
Grade 1 allowance	46	2	—					48
Grade 2 loan balance	156,983	102,607	19,191					278,781
Grade 2 allowance	1,058	302	142					1,502
Grade 3 loan balance	233,813	299,103	21,709					554,625
Grade 3 allowance	1,899	1,120	192					3,211
Grade 4 loan balance	817,463	1,337,019	20,675					2,175,157
Grade 4 allowance	17,917	7,820	1,140					26,877
Grade 5 (Special Mention) loan balance	76,974	48,195	63					125,232
Grade 5 allowance	5,327	828	5					6,160
Grade 6 (Substandard) loan balance	104,121	70,606	4,142					178,869
Grade 6 allowance	14,175	2,914	614					17,703
Grade 7 (Doubtful) loan balance	534	586	35					1,155
Grade 7 allowance	196	82	14					292
Consumer loans based on payment status:
Current loan balances			19,924	1,565,415	671,297	140,666	612,790	3,010,091
Current loans allowance			312	20,645	1,865	4,128	894	27,844
30 days past due loan balance			1,492	21,099	3,079	1,764	13,050	40,484
30 days past due allowance			49	1,705	147	643	131	2,675
60 days past due loan balance			258	6,910	820	1,066	4,938	13,992
60 days past due allowance			30	1,501	114	602	150	2,397
90+ days past due loan balance			228	5,164	1,035	1,544	8,937	16,908
90+ days past due allowance			54	2,094	277	1,197	95	3,717

Total loans	$1,411,117	$1,873,894	$88,496	$1,598,588	$676,231	$145,040	$639,715	$6,433,080

Total Allowance for Loan Losses	$43,148	$14,629	$3,331	$25,945	$2,403	$6,570	$1,270	$97,296

      A five-year summary of activity follows:

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Allowance for loan losses at January 1,	$97,296	$91,459	$116,634	$119,784	$103,183
Loans charged off:
Commercial	19,349	25,073	34,093	31,970	10,100
Mortgage	1,721	1,174	1,016	622	469
Installment	29,307	35,958	42,093	37,272	22,978
Home equity	4,340	3,085	3,428	3,768	1,859
Credit cards	11,320	11,254	12,667	12,417	7,693
Manufactured housing	—	443	21,633	27,934	15,339
Leases	3,068	2,012	4,947	6,342	3,447

Total	69,105	78,999	119,877	120,325	61,885

Recoveries:
Commercial	4,166	6,068	2,597	1,836	892
Mortgage	190	42	235	41	92
Installment	9,495	11,545	11,872	12,446	9,104
Home equity	1,302	1,430	1,183	1,002	669
Credit cards	2,348	2,920	2,165	2,567	1,658
Manufactured housing	710	1,088	3,143	3,411	3,654
Leases	439	491	661	489	959

Total	18,650	23,584	21,856	21,792	17,028

Net charge-offs	50,455	55,415	98,021	98,533	44,857

Allowance related to loans sold	—	(12,671)	(29,427)	—	—
Reclassification to lease residual reserve	—	—	—	(2,540)	—
Provision for loan losses	43,820	73,923	102,273	97,923	61,458

Allowance for loan losses at December 31,	$90,661	$97,296	$91,459	$116,634	$119,784

Average loans outstanding	$6,610,509	$6,493,472	$7,138,673	$7,350,952	$7,373,493

Ratio to average loans:
Net charge-offs	0.76%	0.85%	1.37%	1.34%	0.61%
Net charge-offs and allowance related to loans sold	0.76%	1.05%	1.79%	1.34%	0.61%
Provision for loan losses	0.66%	1.14%	1.43%	1.33%	0.83%

Loans outstanding at end of year	$6,681,243	$6,433,083	$6,551,599	$7,214,305	$7,387,320

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.36%	1.51%	1.40%	1.62%	1.62%

As a multiple of net charge-offs	1.80	1.76	0.93	1.18	2.67

As a multiple of net charge-offs and allowance related to loans sold	1.80	1.43	0.91	1.18	2.67

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
      Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.
      Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonperforming Loans:
Nonaccrual	$62,262	$40,516	$73,604	$82,283	$57,174
Restructured	—	—	35	48	84
Total impaired loans	62,262	40,516	73,639	82,331	57,258
ORE	9,995	5,375	7,527	7,203	10,163

Total nonperforming assets	$72,257	$45,891	$81,166	$89,534	$67,421

Loans past due 90 days or more accruing interest	$17,931	$20,703	$27,515	$43,534	$43,220
Total nonperforming assets as a percentage of total loans and ORE	1.08%	0.71%	1.24%	1.24%	0.91%

      During January 2006, additional information on one criticized commercial relationship led the Corporation to conclude that the borrower’s financial condition was significantly worse than what previously had been represented to FirstMerit Bank as of December 31, 2005. Based upon this analysis, the Corporation down graded this relationship to substandard (nonaccrual) and the estimated loss related to this commercial relationship is fully reflected.
      In the second quarter of 2004, the Corporation sold $34.9 million of nonperforming loans. During 2003, the Corporation sold $11.1 million of nonaccrual commercial loans and $621 million of manufactured housing loans, contributing to the continuing decline in non-performing assets and loans past due 90 days or more accruing interest.
      During 2005 and 2004, total nonperforming loans earned none and $136.0 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $5.9 million and $5.8 million, respectively, in interest income.
      In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem loans (classified as substandard and doubtful) totaling $110.0 million at year-end 2005 and $169.0 million at year-end 2004. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

	Period End

	4Q05	3Q05	2Q05	1Q05	4Q04

	(In thousands)
Nonaccrual commercial loans beginning of period	$34,144	$38,124	$34,207	$33,831	$33,812
Credit Actions:
New	29,778	4,848	22,498	11,315	13,766
Loan and lease losses	(3,005)	(2,722)	(3,332)	(3,904)	(4,665)
Charged down	(5,285)	(253)	(2,444)	(1,874)	(137)
Return to accruing status	(1,179)	(228)	(801)	(2,130)	(4,449)
Payments	(277)	(5,625)	(12,004)	(3,031)	(4,496)

Nonaccrual commercial loans end of period	$54,176	$34,144	$38,124	$34,207	$33,831

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
      Average deposits for 2005 totaled $7.3 billion compared to $7.4 billion in 2004. Increases in non-interest bearing and interest bearing demand accounts were a result of targeted marketing for core deposits and customer preferences for investments that provide high levels of liquidity in the rising interest rate environment. Because of the influx in liquid deposits, the Corporation was able to replace higher costing certificates and other time deposits (“CDs”) with lower-yielding checking instruments. The following ratios and table provide additional information about the change in the mix of customer deposits.
      Total demand deposits comprised 31.43% of average deposits in 2005 compared to 29.62% in 2004 and 26.8% in 2003. Savings accounts, including money market products, made up 32.29% of average deposits in 2005 compared to 33.25% in 2004 and 31.0% in 2003. CDs made up 36.28% of average deposits in 2005, 37.14% in 2004 and 42.2% in 2003.

      The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was up 52 basis points compared to one year ago, or 2.11% in 2005 due to the rising rate environment.

	At December 31,

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

			(Dollars in thousands)
Demand deposits — noninterest-bearing	$1,466,106	—	$1,398,112	—	$1,306,347	—
Demand deposits — interest-bearing	827,829	0.71%	805,419	0.27%	750,434	0.15%
Savings and money market accounts	2,356,813	1.40%	2,473,728	0.77%	2,381,004	0.80%
Certificates and other time deposits	2,647,908	3.28%	2,762,975	2.95%	3,234,673	3.18%

Total customer deposits	7,298,656	1.72%	7,440,234	1.38%	7,672,458	1.60%
Securities sold under agreements to repurchase	1,409,135	3.22%	1,447,629	1.81%	1,226,648	1.55%
Wholesale borrowings	431,787	4.97%	307,867	5.68%	541,251	5.84%

Total funds	$9,139,578		$9,195,730		$9,440,357

      The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2005, by time remaining until maturity.

Time until maturity:	Amount

(In thousands)
Under 3 months	$352,813
3 to 6 months	166,290
6 to 12 months	151,902
Over 12 months	103,142

$774,147

Interest Rate Sensitivity
      Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy that provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends in the financial markets and the industry.
      The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by $294.0 million. The Corporation uses the GAP analysis and other tools to monitor rate risk. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position at December 31, 2005 as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over
	Days	Days	Days	Days	Days	1 Year	Total

	(In thousands)
Interest Earning Assets:
Loans and leases	$2,976,916	$137,211	$160,332	$388,583	$810,056	$2,250,711	$6,723,809
Investment securities and federal funds sold	58,743	49,540	79,855	155,166	197,595	2,005,597	2,546,496

Total Interest Earning Assets	$3,035,659	$186,751	$240,187	$543,749	$1,007,651	$4,256,308	$9,270,305

Interest Bearing Liabilities:
Demand — interest bearing	148,496	35,364	163,086	—	—	483,302	830,248
Savings and money market accounts	694,038	225,938	516,072	138,796	—	729,333	2,304,177
Certificate and other time deposits	295,821	227,434	143,473	481,723	772,933	654,110	2,575,494
Securities sold under agreements to repurchase	882,625	—	13,000	83,606	348,725	98,081	1,426,037
Wholesale borrowings	100,000	36,824	—	—	—	264,280	401,104

Total Interest Bearing Liabilities	$2,120,980	$525,560	$835,631	$704,125	$1,121,658	$2,229,106	$7,537,060

Total GAP	$914,679	$(338,809)	$(595,444)	$(160,376)	$(114,007)	$2,027,202	$1,733,245

Cumulative GAP	$914,679	$575,870	$(19,574)	$(179,950)	$(293,957)	$1,733,245

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
      Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps; curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2005:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:

	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2005	(1.50)%	0.15%	0.01%	(0.51)%
December 31, 2004	(2.81)%	0.36%	0.25%	(0.12)%
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
      The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2005 and 2004:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:

	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2005	(3.26)%	0.48%	0.14%	(0.85)%
December 31, 2004	(0.22)%	(1.99)%	(5.57)%	(9.80)%
      During the year ended December 31, 2005, $274.7 million (excluding security valuation adjustments) of maturing investment portfolio cash flows were not reinvested. During the same period, $151.4 million of brokered certificates of deposits were allowed to mature and were not replaced. The net additional funds were used to fund loan growth and reduce the dependency on deposit growth. This was part of the overall balance sheet remix strategy employed by the Corporation to shift earning assets into higher yielding instruments. The duration of the portfolio is 2.42% as of December 31, 2005 as compared to 2.44% on December 31, 2004.

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
      To be considered well capitalized an institution must have a total risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2005 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,

	2005		2004		2003

	(Dollars in thousands)
Consolidated
Total equity	$937,580	9.23%	$981,257	9.69%	$987,175	9.43%
Common equity	937,580	9.23%	981,257	9.69%	987,175	9.43%
Tangible common equity(a)	794,579	7.93%	837,365	8.39%	842,394	8.16%
Tier 1 capital(b)	858,879	10.60%	871,197	11.09%	869,535	10.82%
Total risk-based capital(c)	1,075,987	13.28%	1,119,095	14.25%	1,116,662	13.89%
Leverage(d)	858,879	8.48%	871,197	8.72%	869,535	8.36%

	At December 31,

	2005		2004		2003

	(Dollars in thousands)
Bank Only
Total equity	$712,378	7.02%	$791,486	7.83%	$781,734	7.48%
Common equity	712,378	7.02%	791,486	7.83%	781,734	7.48%
Tangible common equity(a)	569,377	5.69%	647,594	6.50%	636,953	6.18%
Tier 1 capital(b)	722,814	8.94%	771,854	9.85%	755,435	9.40%
Total risk-based capital(c)	937,233	11.59%	1,017,214	12.98%	1,002,484	12.45%
Leverage(d)	722,814	7.15%	771,854	7.75%	755,435	7.26%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     During 2005, the Corporation’s Directors increased the quarterly cash dividend, marking the twenty-fifth consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.28 has an indicated annual rate of $1.12 per share.

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
      The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the Federal Reserve Bank of Cleveland’s discount window, debt issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or un-pledged, investment securities that totaled $320.0 million at December 31, 2005.
      Funding Trends for the Year — For the year ended December 31, 2005, lower cost core deposits decreased by $38.5 million. In aggregate, total deposits decreased $131.8 million as higher cost brokered CDs (down $151.4 million), and jumbo CDs (down $28.2 million) were allowed to mature without rollover. Retail CDs increased $86.3 million year over year as consumer demand for term investments increased. Securities sold under agreements to repurchase were relatively unchanged from the end of 2004 to year-end 2005 increasing by $89.6 million. The Corporation’s loan to deposit ratio increased to 92.36% at December 31, 2005 compared to 87.34% at December 31, 2004.
      Parent Company Liquidity — FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2005, FirstMerit Bank paid FirstMerit Corporation a total of $179.0 million in dividends. As of year-end 2005, FirstMerit Bank had no additional capacity available to pay dividends without regulatory approval.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
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
Contractual Obligations

		Payments Due in

				One to
	Note		One Year or	Three	Three to	Over Five
	Reference	Total	Less	Years	Five Years	Years

		(In thousands)
Deposits without a stated maturity(a)		$4,658,156	$4,658,156	$—	$—	$—
Consumer and brokered certificates of deposits(a)		2,575,494	1,913,656	528,260	129,322	4,256
Federal funds borrowed and security repurchase agreements	10	1,426,037	1,327,931	72,106	26,000	—
Long-term debt	10	300,663	15,465	6,108	150,397	128,693
Capital lease obligations(c)	18	—	—	—	—	—
Operating leases(b)	18	30,310	6,026	12,291	1,960	10,033
Purchase obligations(c)		—	—	—	—	—

Total		$8,990,660	$7,921,234	$618,765	$307,679	$142,982

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities and equipment.

(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2005.
     The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2005. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:
Commitments and Off Balance Sheet Arrangements

		Payments Due in

				One to
	Note		One Year or	Three	Three to	Over Five
	Reference	Total	Less	Years	Five Years	Years

		(In thousands)
Commitments to extend credit(d)	17	$2,889,749	$1,477,111	$445,410	$177,165	$790,063
Standby letters of credit	17	226,457	95,056	54,827	76,451	123
Loans sold with recourse(d)	17	59,820	59,820
Postretirement benefits(e)	12	21,079	3,027	5,215	4,463	8,374

Total		$3,197,105	$1,635,014	$505,452	$258,079	$798,560

(d)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(e)	The postretirement benefit payments represent actuarially determined future benefits to eligible plan participants. SFAS 106 requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.
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
Critical Accounting Policies
      The Corporation’s most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management has determined that accounting for the allowance for loan losses, income taxes, and mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant Management judgments. Application of assumptions different than those used by Management could result in material changes in the Corporation’s financial position or results of operations. Accounting for these critical areas requires the most subjective and complex judgments that could be subject to revision as new information becomes available.
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
      Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $35.9 million. A 10% reduction in the level of criticized credit is also possible, which would result in an estimated $1.6 million lower inherent loss.
      For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would change the inherent losses by $1.4 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 25 basis points, which would change the related inherent losses by $4.2 million.
      Additionally the estimate of the allowance for loan losses for the entire portfolio may change due to modifications in the mix and level of loan balances outstanding and general economic conditions as evidenced by changes in interest rates, unemployment rates, bankruptcy filings, used car prices and real estate values. While no one factor is dominant, each has the ability to result in actual loan losses which differ from originally estimated amounts.
      The information presented above demonstrates the sensitivity of the allowance to key assumptions. This sensitivity analysis does not reflect an expected outcome.

      The income tax amounts in Note 11 (Federal Income Taxes) to these consolidated financial statements reflect the current period income tax expense for all periods shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The calculation of the Corporation’s income tax provision is complex and requires the use of estimates and judgments in its determination. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. Changes to the Corporation’s estimated accrued taxes can occur periodically due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Corporation’s operating results for any particular reporting period. The potential impact to the Corporation’s operating results for any of the changes cannot be reasonably estimated.
      Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) to these consolidated financial statements and is another area heavily dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. The Corporation uses discounted cash flow modeling techniques in determining this asset’s value. The modeled results utilize estimates about the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experiences, costs to service the loans and discount rates to consider the risks involved in the estimation process. A sensitivity analysis is presented in Note 6.
      Derivative instruments and hedging activities are more fully described in Note 1, Note 16 (Fair Value Disclosures of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance Sheet Risk) to these consolidated financial statements. During 2005 and 2004, the Corporation had fair value hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. Certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the time being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair market value of the derivative instrument or the designated item being hedged, the Corporation might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must flow through the consolidated statement of earnings in “other noninterest income,” possibly resulting in greater volatility in the Corporation’s earnings. If the Corporation did not apply hedge accounting, the impact in 2005 would have been to lower pre-tax earnings by approximately $3.7 million.
      Accounting for pensions is an area that requires Management to make various assumptions to appropriately value any pension asset or liability reflected in the consolidated balance sheet as “other assets” or “other liabilities.” These assumptions include the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increase. Changes in these assumptions could impact earnings and would be reflected in noninterest expense as “salaries and employee benefits” in the consolidated statements of earnings. For example, a lower expected long-term rate of return on plan assets could negatively impact earnings as would a lower estimated discount rate or a higher rate of compensation increase. The Corporation uses the Moody’s Aa Corporate Bond Rate as the high-quality fixed income investment basis for establishing the discount rate and regularly monitors the duration of its benefit liabilities versus the duration of the bonds in the Moody’s Aa portfolio. During 2005 the Corporation changed the assumptions used in the pension liability assumption. The discount rate was reduced by 50 basis points to 5.50% to reflect the interest rate environment. The Corporation also decreased the assumed return on assets by 25 basis points to 8.50%. This change was to reflect the plan’s asset allocation and a combination of historical returns and expected future returns for that asset allocation. The rate of compensation increase was 3.75% in 2005, 2004 and 2003. The $70.8 million deferred actuarial loss, reflected in the change in projected benefit obligation (“PBO”), is primarily due to decreases in discount rates over recent years. This loss is being amortized over 10.0 years, the average remaining service period.
      To illustrate the sensitivity of earning to changes in the Corporation’s pension plan assumptions, a 25 basis point increase in the discount rate would have decreased 2005 expense by $0.84 million, while a 25 basis point decrease in the discount rate would have increased 2005 expense by $0.85 million. Additionally, a 25 basis point increase in the long term rate of return would have decreased 2005 expense by $0.33 million while a 25 basis point decrease in the long term rate of return would have decreased 2005 expense by $0.33 million.
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
      See “Interest Rate Sensitivity” and “Market Risk” at pages 36-37 under Item 7 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,

	2005	2004

	(In thousands)
Assets
Cash and due from banks	$225,953	$169,052
Investment securities (at market value)	2,546,496	2,862,015
Loans held for sale	42,566	48,393
Loans:
Commercial loans	3,533,399	3,290,819
Mortgage loans	628,581	639,715
Installment loans	1,524,355	1,592,781
Home equity loans	778,697	676,230
Credit card loans	145,592	145,042
Leases	70,619	88,496

Total loans	6,681,243	6,433,083
Allowance for loan losses	(90,661)	(97,296)

Net loans	6,590,582	6,335,787
Premises and equipment, net	120,420	121,198
Goodwill	139,245	139,245
Other intangible assets	3,756	4,647
Accrued interest receivable and other assets	492,299	442,290

Total assets	$10,161,317	$10,122,627

Liabilities and Shareholders’ Equity
Deposits:
Demand-non-interest bearing	$1,523,731	$1,470,543
Demand-interest bearing	830,248	841,595
Savings and money market accounts	2,304,177	2,384,510
Certificates and other time deposits	2,575,494	2,668,799

Total deposits	7,233,650	7,365,447

Securities sold under agreements to repurchase	1,426,037	1,336,471
Wholesale borrowings	401,104	300,220
Accrued taxes, expenses, and other liabilities	162,946	139,232

Total liabilities	9,223,737	9,141,370

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at December 31, 2005 and 2004	127,937	127,937
Capital surplus	108,210	110,513
Accumulated other comprehensive loss	(42,850)	(14,208)
Retained earnings	994,487	956,802
Treasury stock, at cost, 9,691,424 and 7,835,399 shares, at December 31, 2005 and 2004, respectively	(250,204)	(199,787)

Total shareholders’ equity	937,580	981,257

Total liabilities and shareholders’ equity	$10,161,317	$10,122,627

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2005	2004	2003

	(In thousands except per share data)
Interest income:
Interest and fees on loans, including loans held for sale	$433,143	$385,919	$465,831
Interest and dividends on investment securities and federal funds sold	108,303	111,476	101,438

Total interest income	541,446	497,395	567,269
Interest expense:
Interest on deposits:
Demand-interest bearing	5,871	2,152	1,151
Savings and money market accounts	32,944	19,145	18,981
Certificates and other time deposits	86,764	81,540	102,955
Interest on securities sold under agreements to repurchase	45,423	26,259	18,978
Interest on wholesale borrowings	21,449	17,494	31,591

Total interest expense	192,451	146,590	173,656

Net interest income	348,995	350,805	393,613
Provision for loan losses	43,820	73,923	102,273

Net interest income after provision for loan losses	305,175	276,882	291,340
Other income:
Trust department income	22,134	21,595	20,965
Service charges on deposits	69,065	62,162	63,259
Credit card fees	40,972	37,728	40,652
ATM and other service fees	12,867	11,879	12,120
Bank owned life insurance income	12,264	12,314	12,871
Investment services and insurance	10,608	12,850	12,189
Manufactured housing income	148	165	1,792
Investment securities gains (losses), net	1,926	(2,997)	5,574
Loan sales and servicing income	6,397	6,075	12,070
Other operating income	14,085	12,514	16,831

Total other income	190,466	174,285	198,323

Other expenses:
Salaries, wages, pension and employee benefits	163,683	160,052	139,346
Net occupancy expense	23,730	22,557	22,118
Equipment expense	13,301	13,345	14,482
Stationery, supplies and postage	10,050	10,716	11,542
Bankcard, loan processing and other costs	24,012	24,307	28,040
Professional services	12,014	13,688	11,452
Amortization of intangibles	889	889	889
Other operating expense	65,829	66,375	87,198

Total other expenses	313,508	311,929	315,067

Income before federal income taxes and the cumulative effect of a change in accounting principle	182,133	139,238	174,596
Federal income taxes	51,650	36,024	52,939

Income after federal income taxes but before the cumulative effect of a change in accounting principle	130,483	103,214	121,657
Cumulative effect of a change in accounting principle — consolidation of special-purpose entity, net of taxes	—	—	(688)

Net income	$130,483	$103,214	$120,969

	Years Ended December 31,

	2005	2004	2003

	(In thousands except per share data)
Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	(24,788)	(6,679)	(31,181)
Unrealized hedging gain, net of taxes	747	—	—
Minimum pension liability adjustment, net of taxes during period	(3,349)	(2)	21,405
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	1,252	(1,948)	3,623

Total other comprehensive loss, net of taxes	(28,642)	(4,733)	(13,399)

Comprehensive income	$101,841	$98,481	$107,570

Net income applicable to common shares	$130,483	$103,214	$120,899

Net income used in diluted EPS calculation	$130,501	$103,244	$121,000

Weighted average number of common shares outstanding — basic	83,490	84,601	84,533
Weighted average number of common shares outstanding — diluted	83,844	84,996	84,929
Basic EPS before cumulative effect of a change in accounting principle	$1.56	$1.22	$1.44

Diluted EPS before cumulative effect of a change in accounting principle	$1.56	$1.21	$1.43

EPS effect of cumulative change in accounting principle, net of taxes	$—	$—	$(0.01)

Basic earnings per share	$1.56	$1.22	$1.43

Diluted earnings per share	$1.56	$1.21	$1.42

Dividend per share	$1.10	$1.06	$1.02

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 2002	$1,093	$127,937	$112,300	$3,924	$909,238	$(189,835)	$964,657
Net income	—	—	—	—	120,969	—	120,969
Cash dividends — common stock ($1.02 per share)	—	—	—	—	(86,645)	—	(86,645)
Cash dividends — preferred stock	—	—	—	—	(70)	—	(70)
Options exercised (196,844 shares)	—	—	(735)	—	—	4,087	3,352
Preferred stock converted (121,314 shares)	(1,093)	—	(1,740)	—	—	2,777	(56)
Debentures converted (9,660 shares)	—	—	(119)	—	—	204	85
Treasury shares purchased (109,000 shares)	—	—	—	—	—	(2,036)	(2,036)
Deferred compensation trust (18,208 shares)	—	—	449	—	—	(449)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(34,804)	—	—	(34,804)
Minimum pension liability adjustment, net of taxes	—	—	—	21,405	—	—	21,405
Other	—	—	318	—	—	—	318

Balance at December 31, 2003	—	127,937	110,473	(9,475)	943,492	(185,252)	987,175
Net income	—	—	—	—	103,214	—	103,214
Cash dividends — common stock ($1.06 per share)	—	—	—	—	(89,904)	—	(89,904)
Options exercised (237,001 shares)	—	—	(681)	—	—	5,664	4,983
Debentures converted (227 shares)	—	—	(4)	—	—	6	2
Treasury shares purchased (767,965 shares)	—	—	—	—	—	(20,159)	(20,159)
Deferred compensation trust (200 shares)	—	—	46	—	—	(46)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(4,731)	—	—	(4,731)
Minimum pension liability adjustment	—	—	—	(2)	—	—	(2)
Other	—	—	679	—	—	—	679

Balance at December 31, 2004	—	127,937	110,513	(14,208)	956,802	(199,787)	981,257
Net income	—	—	—	—	130,483	—	130,483
Cash dividends — common stock ($1.10 per share)	—	—	—	—	(92,798)	—	(92,798)
Options exercised (508,401 shares)	—	—	(4,929)	—	—	13,735	8,806
Debentures converted (4,090 shares)	—	—	(73)	—	—	109	36
Treasury shares purchased (2,368,516 shares)	—	—	—	—	—	(63,236)	(63,236)
Deferred compensation trust (37,012 shares)	—	—	1,025	—	—	(1,025)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(26,040)	—	—	(26,040)
Unrealized hedging gain, net of taxes	—	—	—	747	—	—	747
Minimum pension liability adjustment, net of taxes	—	—	—	(3,349)	—	—	(3,349)
Other	—	—	1,674	—	—	—	1,674

Balance at December 31, 2005	$—	$127,937	$108,210	$(42,850)	$994,487	$(250,204)	$937,580

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Operating Activities
Net income	$130,483	$103,214	$120,969
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,820	73,923	102,211
Provision for depreciation and amortization	18,444	18,487	19,402
Amortization of investment securities premiums, net	4,423	7,037	11,498
Accretion of income for lease financing	(4,373)	(6,836)	(10,935)
(Gains) losses on sales of investment securities, net	(1,926)	2,997	(5,574)
Deferred federal income taxes	3,659	(27,962)	8,863
(Increase) decrease in interest receivable	(6,662)	398	11,482
Increase (decrease) in interest payable	5,722	(3,596)	(10,768)
Originations of loans held for sale	(396,129)	(412,378)	(1,032,652)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	403,617	426,822	1,139,238
(Gains) losses on sales of loans, net	(1,661)	482	64
(Increase) decrease in other real estate and other property	(5,320)	2,162	6,703
(Increase) decrease in other prepaid assets	(4,167)	1,632	(13,237)
Increase (decrease) in accounts payable	10,367	15,504	(10,464)
Increase in bank owned life insurance	(12,265)	(12,249)	(12,618)
Amortization of intangible assets	889	889	889
Other changes	(4,296)	(477)	(14,009)

NET CASH PROVIDED BY OPERATING ACTIVITIES	184,625	190,049	311,062

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	105,455	374,934	1,031,654
Available-for-sale — maturities	494,110	600,482	1,100,362
Purchases of investment securities available-for-sale	(327,100)	(792,474)	(2,736,454)
Net increase in loans and leases, except sales	(294,242)	57,266	546,193
Net increase in capitalized software	(3,431)	(2,556)	(2,694)
Purchases of premises and equipment	(14,293)	(16,844)	(11,787)
Sales of premises and equipment	1,395	908	4,115

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(38,106)	221,716	(68,611)

Financing Activities
Net increase in demand accounts	41,841	192,050	77,677
Net increase (decrease) in savings and money market accounts	(80,333)	(76,755)	378,904
Net decrease in certificates and other time deposits	(93,305)	(252,632)	(665,056)
Net increase (decrease) in securities sold under agreements to repurchase	89,566	(189,333)	304,983
Net increase (decrease) in wholesale borrowings	99,805	(10,014)	(288,108)
Cash dividends — common and preferred	(92,798)	(89,904)	(86,715)
Purchase of treasury shares	(63,236)	(20,159)	(2,036)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	8,842	4,985	3,381

NET CASH USED BY FINANCING ACTIVITIES	(89,618)	(441,762)	(276,970)

Increase (decrease) in cash and cash equivalents	56,901	(29,997)	(34,519)
Cash and cash equivalents at beginning of year	169,052	199,049	233,568

Cash and cash equivalents at end of year	$225,953	$169,052	$199,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$113,162	$75,379	$84,536

Federal income taxes	$43,035	$37,332	$77,230

Non-cash activity:
Increase in premises and equipment and other liabilities due to consolidation of synthetic lease under FIN 46 (Note 1 and 8)	$—	$—	$10,000

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)
      FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 160 banking offices in 24 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(e)	Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets, whichever is shorter.

(f)	Loans and Loan Income
      Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheets, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on a straight-line basis over the commitment period. Unearned premiums and discounts on consumer loans are recognized using the effective interest method.

(g)	Loans Held for Sale
      Loans classified as held for sale are generally originated with that purpose in mind. As a result, these loans are carried at the lower of aggregate cost or market value less costs to dispose by loan type. Loan origination fees and certain direct costs incurred to extend credit are deferred and included in the carrying value of the loan. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

(h)	Equipment Lease Financing
      The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. Residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other-than-temporary are recognized in the period such determinations are made.

(i)	Provision for Loan Losses
      The provision for loan losses charged to operating expenses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management’s judgment, require current recognition. See discussion of allowance for loan losses in Section (k) below.

(j)	Nonperforming Loans
      With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status unless those loans are in the process of collection and in Management’s opinion are fully secured. Interest on commercial and mortgage loans is accrued until Management deems it uncollectible based upon the specific

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, accounted for under guidance of SFAS 114, but exclude certain consumer loans, mortgage loans, and leases classified as non accrual which are aggregated in accordance with SFAS 5. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(m)	Mortgage Servicing Rights
      The Corporation applies the provisions SFAS No. 140 (“SFAS No. 140”), “Accounting for Transfers and Servicing of Financial Assets” and “Extinguishments of Liabilities,” to account for mortgage servicing rights. Under SFAS 140, when the Corporation sells originated or purchased loans and retains the related servicing rights, it allocates a portion of the total costs of loans to the servicing rights, based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. Capitalized mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income.
      SFAS 140 also requires that the Corporation assess its capitalized servicing rights for impairment based on their current fair value on a quarterly basis. In accordance with SFAS 140, the Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. If impairment exists, a valuation allowance is established for any excess of amortized costs over the current fair value, by tranche, by a charge to income. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.
      The Corporation reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded allowance for impairment is determined to be remote. Unlike an allowance for impairment, a direct write-down permanently reduces the unamortized cost of the mortgage servicing right and the allowance for impairment.

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
      Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The Corporation performs an impairment analysis of its goodwill annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Corporation will perform its next annual test for impairment of goodwill prior to its March 31, 2006 Form 10-Q filing. Further detail is set forth in Note 19 (Goodwill and Intangible Assets) to the consolidated financial statements.

(p)	Trust Department Assets and Income
      Property held by the Corporation in a fiduciary or other capacity for trust customer is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(q)	Per Share Data
      Basic earnings per share is computed by dividing net income less preferred stock dividends by weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 20 to the consolidated financial statements illustrate the Corporation’s earnings per share calculations for 2005, 2004 and 2003.

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
      The Corporation has interest rate swaps that are considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate assets and liabilities to a variable interest rate. The majority of these swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, then no hedge ineffectiveness can be assumed and the need to test for on-going effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. One hedge does not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, is accounted for using the “long-haul method of accounting.” The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
      In the third quarter of 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. A correlation analysis performed at year-end verified that the hedges were effective.
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with changes in value recorded to current earnings in loan sales and servicing income.
      Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Corporation implemented a SFAS 133 fair value hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with the ineffective changes in fair value recorded to current earnings in loan sales and serving income.
      During 2003 and 2004, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSR”). During 2004, options on treasury securities, options on mortgage-backed securities and swaptions were utilized to enhance the effectiveness of the economic hedge associated with the MSR. See Note 6 to the consolidated financial statements for more discussion on mortgage serving rights. In accordance with SFAS 133, the Corporation classifies and accounts for all four of these securities as nondesignated derivatives. Accordingly, these derivatives are recorded at fair value with changes in value recorded to current period earnings in loan sales and servicing income.

(s)	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
      In September 2000, the FASB issued Statement No. 140 (“SFAS 140”) , “Accounting for Transfers and Servicing of Liabilities.” SFAS 140 replaces and carries over most of the provision of SFAS No. 125. It revises these standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

(t)	Treasury Stock
      Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(u)	Reclassifications
      Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
      During the year ended December 31, 2004, $3.9 million of net loan origination costs, related to mortgage loans held for sale were deferred in accordance with SFAS No. 91, and have been reclassified from salaries, wages, pension, and employee benefits expense to loan sales and servicing income. Comparable amounts presented prior to December 31, 2004 have been reclassified to conform to the current presentation, which amounted to $11.8 million in 2003.

(v)	Stock-Based compensation
      At December 31, 2005, the Corporation has stock based compensation plans which are described more fully in Note 13 to the consolidated financial statements. The Corporation accounts for those plans under the recognition and measurement principle of APB Opinion No. 25, “Accounting for

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Stock Issued to Employees” and related interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
      On December 27, 2005, with the approval of the Compensation Committee of the Board of Directors, the Corporation accelerated the vesting of out-of-the-money and unvested stock options (“Options”) to purchase common stock of FirstMerit Corporation outstanding under the Amended and Restated 2002 Stock Plan. The decision to accelerate these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Corporation’s consolidated statements of income and comprehensive income in future periods upon the adoption of SFAS 123R “Share-Based Payment” in January, 2006. The Compensation Committee of the Board of Directors of the Corporation is authorized under the 2002 Plan to prescribe the time of the exercise of stock options and to accelerate the time at which stock options become exercisable. As a result of this decision, the Corporation reduced the after-tax stock option expense it would have been required to record by approximately $2.3 million in 2006 and $1.5 million in 2007. As a result of this vesting acceleration, options to purchase approximately 1.7 million shares become exercisable immediately. These Options would have vested through February 2008. Based upon the Corporation’s closing price of $26.32, on December 27, 2005, all of the Options accelerated were out-of-the-money, that is, the Options’ exercise price was greater than the current market value of the Corporation’s stock. The number of shares, exercise prices and terms of the Options, subject to acceleration, remain the same.
      The following table illustrates the effect on net income and earnings per share, along with the significant assumptions used, if the Corporation had applied the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) to stock-based employee compensation.

	Years Ended December 31,

	2005	2004	2003

Net income, as reported	$130,483	$103,214	$121,587
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(7,378)	(3,573)	(1,688)

Pro forma net income	$123,105	$99,641	$119,899

Pro forma EPS — Basic	$1.47	$1.18	$1.42
Pro forma EPS — Diluted	$1.47	$1.17	$1.41
Reported EPS — Basic	$1.56	$1.22	$1.43
Reported EPS — Diluted	$1.56	$1.21	$1.42
Assumptions:
Dividend yield	4.02%	4.07%	4.52%
Expected volatility	28.39%	29.74%	32.63%
Risk free interest rate	3.77 - 4.38%	2.94 - 3.91%	2.59 - 3.38%
Expected lives	5 years	5 years	3 - 5 years

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      During December 2004, the FASB issued a revision of SFAS No. 123 (“SFAS 123R”), Accounting for Stock-Based Compensation. This statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires companies to expense the fair value of employee stock options and is effective for the first fiscal quarter beginning after December 15, 2005. Management plans to adopt SFAS 123R effective January 1, 2006 and is presently analyzing the alternative transition methods and option pricing models that are available under the new standard.
      On March 29, 2005 the SEC issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”) which summarized the views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Corporation does not expect the impact of this guidance to be material to Corporation’s financial condition or results of operations.

(w)	Recently Issued Accounting Standards
      In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. The guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, regardless of the intent to hold. The FSP also requires certain disclosures about unrealized losses that have been recognized as other-than temporary. The adoption of this FSP did not have a material effect on the Corporation’s consolidated financial condition or results of operations.
      In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” This statement, a replacement of APB Opinion No. 20 and FASB Statement No. 3, provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
      On July 14, 2005, the FASB issued an exposure draft (“ED”) of a proposed interpretation, “Accounting for Uncertain Tax Positions — an Interpretation of FASB Statement No. 109.” The ED contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. If issued as a final standard, the guidance should significantly reduce diversity in current practice with respect to tax uncertainties and is likely to result in greater period-to-period income statement volatility as changes in judgment with respect to uncertain tax positions are recognized as discrete items within income-tax expense. Management is currently evaluating the ED and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
have not been recognized as other-than-temporary impairments have not been deferred and appear in Footnote 2 (Investment Securities) of these consolidated financial statements.
      In March 9, 2004 the SEC issued SEC Staff Accounting Bulletin 105 (“SAB 105”) which summarized the views of the SEC staff regarding the application of accounting principles generally accepted in the United States of America to loan commitments accounted for as derivative instruments. Specifically, SAB 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under SFAS No. 133, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB 105, the Corporation did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB 105 did not have a material effect on the Corporation’s financial results.
      In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”) “Accounting for Certain Loans of Debt Securities Acquired in a Transfer.” SOP 03-3 required acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004, and is not expected to have a material impact on financial condition, results of operations, or liquidity.
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
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation did not enter into or modify any financial instruments after May 31, 2003 that would be classified as equity and subject to the provisions of SFAS No. 150. The Corporation has previously classified its corporation-obligated mandatorily redeemable preferred capital securities as a liability since acquiring these securities with the acquisition of Signal Corp in 1999 and related payments to holders has been classified as interest cost. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position and results of operations.
      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective immediately for entities created after January 31, 2003. The Corporation did not create any entities post January 31, 2003 that would be affected by the provision of FIN 46 and its revised interpretations.
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
      As required by FIN 46, the Corporation also evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building. It was determined that the entity, which holds the leasehold rights, qualified as a VIE and should be consolidated. The consolidation primarily affected the Corporation’s balance sheet by a $10.0 million increase to buildings offset by a $10.0 million increase to other liabilities. A cumulative effect adjustment of $0.7 million after tax was recorded to adjust for depreciation expense and interest expense, entries reversing previously recorded rent expense from March 2001 through December 31, 2003 and the expensing of leasehold improvements previously capitalized.
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2.	Investment Securities
      The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

As of December 31, 2005
Available for sale:
U.S. Government agency	$926,459	$1	$(22,056)	$904,404
Obligations of state and political subdivisions	92,378	1,512	(53)	93,837
Mortgage-backed securities	1,338,694	819	(39,964)	1,299,549
Other securities	248,376	2,071	(1,741)	248,706

	$2,605,907	$4,403	$(63,814)	$2,546,496

As of December 31, 2004
Available for sale:
U.S. Treasury securities	$747	$35	$(1)	$781
U.S. Government agency	869,869	248	(10,231)	859,886
Obligations of state and political subdivisions	102,052	3,026	(29)	105,049
Mortgage-backed securities	1,653,544	6,075	(18,076)	1,641,543
Other securities	253,577	1,064	(1,460)	253,181

	$2,879,789	$10,448	$(29,797)	$2,860,440

      At December 31, 2005 and 2004, Federal Reserve Band (“FRB”) and Federal Home Loan Bank (“FHLB”) stock amounted to $8.6 million, $108.1 million and $8.6 million, $102.8 million, respectively, and included in other securities in the preceding table.
      Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock is classified as a restricted investment, carried at cost and its value is determined by the ultimate recoverability of par value.
      The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$150,505	$149,204
Due after one year through five years	2,158,175	2,101,053
Due after five years through ten years	178,355	176,118
Due after ten years	118,872	120,121

	$2,605,907	$2,546,496

      The estimated weighted average life of the portfolio at year-ends 2005 and 2004 was 4.0 and 4.1 years, respectively. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
      Proceeds from sales of securities during the years 2005, 2004 and 2003 were $105.5 million, $374.9 million, and $1.0 billion, respectively. Gross gains of $4.0 million, $3.8 million and $11.7 million

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
and gross losses of $2.1 million, $6.8 million and $6.2 million were realized on these sales, respectively.
      During the year ended December 31, 2004, the Corporation recorded a non-cash charge of $5.8 million related to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock with a face value of $25.0 million. In light of recent events at FHLMC and FNMA, and the difficulty in accurately projecting the future recovery period of the securities, the Corporation concluded that this unrealized loss was an other-than-temporary impairment in accordance with SFAS No. 115. The 2004 charges established a new cost basis for these investment securities which are held as part of the available-for-sale portfolio.
      The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $1.9 billion at December 31, 2005 and 2004, respectively.
      At December 31, 2005, 2004 and 2003 the net amortization of premiums and accretion of discounts amounted to $4.4 million, $7.0 million and $11.5 million, respectively.
      The fair value of the investment portfolio is generally impacted by two factors, market risk and credit risk. Market risk is the exposure of the portfolio to changes in interest rate. There is an inverse relationship to changes in the fair value of the investment portfolio with changes in interest rates, meaning that when rates increase the value of the portfolio will decrease. Conversely, when rates decline the value of the portfolio will increase. Credit risk arises from the extension of credit to a counter party, in this case a purchase of corporate debt in security form, and the possibility that the counterparty may not meet its contractual obligations. The Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury Securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities.
      The table below shows that the unrealized loss on $2.3 billion of investment securities is $63.8 million. Of this total, 80 investment securities representing $1,466.5 million of market value possess a current fair value that is $49.6 million below its carrying value. These 80 investment securities have fair values lower than their carrying values for a period of time equal to or exceeding 12 months. Management believes that due to the credit worthiness of the issuers and the fact that the Corporation has the intent and ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values are temporary in nature.

	At December 31, 2005

	Less than 12 Months		12 Months or Longer			Total

					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses

U.S. Government agency obligations	$289,001	$(5,361)	$615,319	$(16,695)	33	$904,320	$(22,056)
Obligations of states and political subdivisions	3,795	(11)	1,988	(42)	3	5,783	(53)
Mortgage-backed securities	420,506	(7,630)	834,827	(32,334)	41	1,255,333	(39,964)
Other securities	79,095	(1,232)	14,403	(509)	3	93,498	(1,741)

Total temporarily impaired securities	$792,397	$(14,234)	$1,466,537	$(49,580)	80	$2,258,934	$(63,814)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	At December 31, 2004

	Less than 12 Months		12 Months or Longer			Total

					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses

U.S. Treasury securities	$249	$(1)	$—	$—	—	$249	$(1)
U.S. Government agency obligations	536,189	(6,174)	162,747	(4,057)	11	698,936	(10,231)
Obligations of states and political subdivisions	611	(2)	1,715	(27)	2	2,326	(29)
Mortgage-backed securities	560,187	(4,160)	455,784	(13,916)	21	1,015,971	(18,076)
Other securities	14,476	(123)	40,492	(1,337)	8	54,968	(1,460)

Total temporarily impaired securities	$1,111,712	$(10,460)	$660,738	$(19,337)	42	$1,772,450	$(29,797)

3.	Loans
      Loans outstanding by categories are as follows:

	As of December 31,

	2005	2004	2003

Commercial loans	$3,533,399	$3,290,819	$3,358,546
Mortgage loans	628,581	639,715	614,073
Installment loans	1,524,355	1,592,781	1,661,889
Home equity loans	778,697	676,230	637,749
Credit card loans	145,592	145,042	144,514
Leases	70,619	88,496	134,828

	$6,681,243	$6,433,083	$6,551,599

      Within the commercial loan category, commercial real estate construction loans totaled $584.2 million, $494.1 million and $449.3 million at December 31, 2005, 2004 and 2003, respectively. The allowance for loan losses associated with these loans was approximately $5.7 million, $3.9 million and $5.0 million at December 31, 2005, 2004 and 2003, respectively. Single-family real estate construction loans and their related allowance for loan losses were insignificant at December 31, 2005, 2004 and 2003.
      Additional information regarding the allowance for loan losses and impaired loans can be found in Notes 1 and 4 to the consolidated financial statements.
      The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
other parties. An analysis of loan activity with related parties for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Years Ended December 31,

	2005	2004	2003

Aggregate amount at beginning of year	$14,176	$32,964	$31,645
Additions (deductions):
New loans	5,714	4,172	7,822
Repayments	(3,413)	(7,940)	(7,054)
Changes in directors and their affiliations	(472)	(15,020)	551

Aggregate amount at end of year	$16,005	$14,176	$32,964

4.	Allowance for Loan Losses
      The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies,” for pools of loans and No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan,” for individually impaired loans.
      The SFAS 5 components include the following: a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). The Corporation’s historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.
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
      The SFAS 114 component of the allowance for loan losses is based on individually impaired loans for the following types of loans as determined by the Corporation’s credit-risk process.

•	All non performing substandard loans of $300 thousand or more.

•	All doubtful loans of $100 thousand and more.
      Once it is determined that it is probable an individual loan is impaired under SFAS 114, the Corporation measures the amount of impairment for the loan using the expected future cash flows of the loan discounted at the loan’s effective interest rate or based upon the fair value of the underlying collateral.
      The credit-risk grading process for commercial loans is summarized as follow:
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
      The following table summarizes the investment in impaired loans and the related allowance:

	Years Ended December 31,

	2005	2004	2003

Impaired loans with allowance	$45,769	$22,395	$50,254
Related allowance	$7,385	$4,870	$11,951
Impaired loans without allowance	$8,407	$11,436	$2,120
Total impaired loans	$54,176	$33,831	$52,374
Average impaired loans	$40,163	$43,080	$70,089
Interest income recognized during the period	$—	$136.0	$164.9
      At December 31, 2005, 2004 and 2003, the investment in nonaccrual loans was $62,262, $40,516 and $73,604, respectively. At December 31, 2005, 2004 and 2003, loans past due 90 or more and accruing interest was $17,931, $20,703 and $27,515.
      During the first quarter of 2004, Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recover. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. The Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s charge-offs.

	Years Ended December 31,

Allowance for Loan Losses	2005	2004	2003

Balance at January 1,	$97,296	$91,459	$116,634
Additions (deductions):
Allowance related to loans sold	—	(12,671)	(29,427)
Provision for loan losses	43,820	73,923	102,273
Loans charged off	(69,105)	(78,999)	(119,877)
Recoveries on loans previously charged off	18,650	23,584	21,856

Balance at December 31,	$90,661	$97,296	$91,459

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The reserve for unfunded lending commitments is presented below:

	Years Ended December 31,

Reserve for Unfunded Lending Commitments	2005	2004	2003

Balance at January 1,	$5,774	$6,094	$6,156
Provision for credit losses	298	(320)	(62)

Balance at December 31,	$6,072	$5,774	$6,094

5.	Manufactured Housing
      On December 1, 2003, the Corporation sold the entire $621 million portfolio of manufactured housing loans to Vanderbilt. This was the final step to the strategy initiated in October 2001, when the Corporation announced its intent to exit the manufactured housing lending business and stopped origination of new manufactured housing contracts (“MH contracts”). Initially, the collection and recovery aspect of servicing existing MH contracts was retained as well as servicing for certain manufactured housing loans underlying asset-backed securities.
      As a condition of the 2003 sale, Vanderbilt assumed collection and recovery activities for all manufactured housing loans in the purchased portfolio.
      A portion of the proceeds of the sale were used to retire $221 million in Federal Home Loan Bank borrowings, which represented the long-term funding supporting the MH portfolio.
      The following table summarizes the impact on earnings of the 2003 sale:

Loan Discount to Vanderbilt	$(21,705)
Loan loss reserve assigned to underlying loans	22,918
Other related assets written-off	(6,270)
Severance and cost of sale	(820)

Subtotal	(5,877)

Prepayment of FHLB debt	(22,353)

Total pre-tax charge	$(28,230)

      Reflected in consolidated statements of income for the year ended December 31, 2003 as follows:

Other expenses	$26,204
Loss on the sale of securities	2,026

Total pre-tax charge	$28,230

      The estimated severance payments of $0.5 million were substantially paid before December 31, 2003.

6.	Mortgage Servicing Rights and Mortgage Servicing Activity
      The Corporation allocates a portion of total costs of the loans originated or purchased that it sells to servicing rights based on estimated fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as discount rates and prepayments. Mortgage servicing rights are in proportion to and over the period of estimated servicing income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The components of mortgage servicing rights are as follows:

	Years Ended December 31,

	2005	2004	2003

Balance at beginning of year, net of valuation allowance	$18,261	$18,127	$12,820
Additions	4,662	4,398	11,675
Scheduled amortization	(3,163)	(4,659)	(11,558)
Less: Changes in allowance for impairment	211	395	5,190

Balance at end of year, net of valuation allowance	$19,971	$18,261	$18,127

      On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $24 thousand, $0.2 million and $0.6 million at December 31, 2005, 2004 and 2003, respectively.
      The aggregate gain on sales of mortgage loans was $3.4 million, $0.12 million and $5.7 million for the years-ended 2005, 2004 and 2003, respectively.
      At year-ends 2005, 2004 and 2003, the Corporation serviced mortgage loans for outside investors of approximately $2.1 billion, $2.0 billion and $2.1 billion, respectively. The following table provides servicing information for the year-ends indicated:

	Years Ended December 31,

	2005	2004	2003

Balance, January 1,	$2,034,453	$2,060,634	$1,821,168
Additions:
Loans originated and sold to investors	349,210	412,539	1,129,533
Reductions:
Loans sold servicing released	(157,069)	(26,940)	(22,772)
Regular amortization, prepayments and foreclosures	(168,073)	(411,780)	(867,295)

Balance, December 31,	$2,058,521	$2,034,453	$2,060,634

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      At December 31, 2005, key economic assumptions and the sensitivity of current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As figures indicate, changes in the fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in a prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value of mortgage servicing rights	$23,097
Expected weight-average life (in months)	90.2
Prepayment speed assumption (annual CPR)	12.3%
Decrease in fair value from 10% adverse change	$975
Decrease in fair value from 25% adverse change	2,304
Discount rate assumption	9.6%
Decrease in fair value from 100 basis point adverse change	$778
Decrease in fair value from 200 basis point adverse change	1,501
      The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2005:

Years Ended December 31,

2006	4,417
2007	3,556
2008	2,793
2009	2,189
2010	1,710
more than 5 years	5,306

19,971

7.	Restrictions on Cash and Dividends
      The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $10.0 and $15.7 million during 2005 and 2004, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2005 and 2004, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.
      Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2005 were restricted, by the regulatory agencies, principally to the total of 2005 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

8.	Premises and Equipment
      The components of premises and equipment are as follows:

	At December 31,
			Estimated
	2005	2004	Useful Lives

Land	$21,569	$20,885	—
Buildings	131,293	128,689	10-35 yrs
Equipment	109,761	101,503	3-15 yrs
Leasehold improvements	17,631	17,444	1-20 yrs

	280,254	268,521

Less accumulated depreciation and amortization	159,834	147,323

	$120,420	$121,198

      Amounts included in other expenses on the face of the consolidated financial statements for depreciation and amortization aggregated $13.7 million, $13.8 million and $14.9 million for the years ended 2005, 2004 and 2003, respectively.
      As discussed in Note 1 to the consolidated financial statements, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which significantly changes how the Corporation determines whether an entity must be consolidated. As required by FIN 46, the Corporation evaluated the synthetic lease transaction entered into during March 2001 related to the Corporation’s headquarters building and determined that the entity which holds the leasehold rights, qualified as a variable interest entity and should be consolidated. The December 2003 adoption of FIN 46 primarily affected the Corporation’s balance sheet with $10.0 million being recorded to buildings offset by $10.0 million increase to other liabilities. A cumulative effect adjustment of $0.7 million after tax was recorded to adjust for depreciation expense and interest expense, entries reversing previously recorded rent expense from March 2001 through December, 2003 as well as the expensing of leasehold improvements previously capitalized.

9.	Certificates and Other Time Deposits
      The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2005 and 2004 were $774.1 million and $748.9 million, respectively. Interest expense on these certificates and time deposits amounted to $25.8 million in 2005, $14.9 million in 2004, and $15.2 million during 2003.

10.	Securities Sold under Agreements to Repurchase and Wholesale Borrowings
      The average balance of securities sold under agreements to repurchase for the years ended 2005, 2004 and 2003 amounted to $1,409,135, $1,447,629 and $1,226,648 respectively. In 2005, the weighted average annual interest rate amounted to 3.22%, compared to 1.81% in 2004 and 1.55% in 2003. The maximum amount of these borrowings at any month end totaled $1,699,337 during 2005, $1,673,531 during 2004 and $1,525,804 during 2003.
      The average balance of wholesale borrowings for the years ended 2005, 2004 and 2003 amounted to $431,787, $307,867 and $541,251 respectively. In 2005, the weighted average annual interest rate amounted to 4.97%, compared to 5.68% in 2004 and 5.84% in 2003. The maximum amount of these borrowings at any month end totaled $651,690 during 2005, $320,744 during 2004 and $600,138 in 2003.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      At December 31, 2005 and 2004, securities sold under agreements to repurchase totaled $1,426,037 and $1,336,471, respectively. At December 31, 2005, the maturities ranged from one day to four years. They are collateralized by securities of the U.S. Government or its agencies.
      The wholesale borrowings components and their respective terms are as follows:
      During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors. At December 31, 2005 and 2004, the Corporation had $150,000 outstanding.
      At December 31, 2005 and 2004, the Corporation had $127,203 and $127,237, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The balances of the FLHB advances outstanding at year-end 2005 included: $21,903 with maturities from zero to five years and $105,300 with maturities of over five years. The FHLB advances have interest rates that range from 2.00% to 7.15% during 2005 and 2004.
      During 2005, the Corporation entered into a new borrowing arrangement, Term Investment Option (TIO), with the United States Treasury. The funds are obtained by institutions for a fixed term ranging from three to forty-five days at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. At December 31, 2005, the Corporation had $100,000 of TIOs outstanding, with a corresponding interest rate of 4.11% and a maturity of three days.
      At year-ends 2005 and 2004, the Corporation had a $20,000 line of credit with a financial institution. At year-ends 2005 and 2004, the line had no outstanding balance. At year-end 2003, the Corporation had a $40,000 line of credit with a financial institution. The line carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points.
      The lines of credit in existence at December 31, 2005 and 2004 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.
      At year-ends 2005 and 2004, the Corporation had $441 and $477, respectively, of convertible bonds outstanding. The first of two sets of convertible bonds totaling $441 at year-end 2005 and $477 at year-end 2004, consist of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity.
      At December 31, 2005 and 2004, other borrowings totaled $2,010 and $1,056, respectively. These borrowings carry interest rates ranging from 7.82% through 9.00% during 2005 and 2004.
      During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50,000 of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28,550 of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated when they represent intercompany transactions in the consolidated financial statements and the

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
related notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2005 and 2004.
      Residential mortgage loans totaling $451 million and $677 million at year-ends 2005 and 2004, respectively, were pledged to secure FHLB advances.
      Federal Home Loan Mortgage Corporation (“FHLMC”) Preferred Stock of approximately $8.6 million and $8.7 million was pledged against the line of credit with no outstanding balance at year-end 2005 and 2004.
Contractual Maturities
      The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2005:

		One Year	One to	Three to	Over
	Total	or Less	Three Years	Five Years	Five Years

Long-term debt
Bank notes	$150,000	$—	$—	$150,000	$—
FHLB advances	127,203	15,398	6,108	397	105,300
Capital securities	21,450	—	—	—	21,450
Other	2,010	67	—	—	1,943

Total long-term debt	300,663	15,465	6,108	150,397	128,693

Short-term debt
Securities sold under agreements to repurchase	1,426,037	1,327,931	72,106	26,000	—
Term Investment Option	100,000	100,000	—	—	—
Convertible subordinated debentures	441	441	—	—	—

Total short-term debt	1,526,478	1,428,372	72,106	26,000	—

Total	$1,827,141	$1,443,837	$78,214	$176,397	$128,693

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The following table provides further detail of the maturities of securities sold under agreements to repurchase at December 31, 2005:

Overnight	$982,625
Up to thirty days	—
Thirty day to ninety days	48,000
Over ninety days	395,412

$1,426,037

11.	Federal Income Taxes
      Federal income tax expense is comprised of the following:

	2005	2004	2003

Taxes currently payable	$47,991	$63,986	$44,076
Deferred expense (benefit)	3,659	(27,962)	8,863

	$51,650	$36,024	$52,939

      Actual Federal income tax expense differs from the statutory tax rate as shown in the following table:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(0.8)	(1.1)	(0.9)
Reduction of excess tax reserves	(2.3)	(3.3)	—
Bank owned life insurance	(2.4)	(3.1)	(2.7)
Low income housing tax credit	(0.8)	(1.0)	(0.8)
Dividends received deduction	(0.1)	(0.1)	(0.1)
Non-deductible meals and entertainment	0.2	0.3	0.2
Other	(0.4)	(0.8)	(0.4)

Effective tax rates	28.4%	25.9%	30.3%

      Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $3.7 million, $4.5 million and $4.8 million in 2005, 2004 and 2003, respectively, and are recorded in other operating expense in the consolidated statements of income and comprehensive income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Years Ended
	December 31,

	2005	2004

Deferred tax assets:
Allowance for credit losses	$33,857	$36,068
Accrued state taxes	4,623	—
Employee benefits	503	616
REMIC	8,908	9,053
Available for sale securities	22,424	8,805
Other	693	1,583

	71,008	56,125

Deferred tax liabilities:
Leased assets and depreciation	(12,080)	(14,041)
FHLB stock	(21,703)	(19,488)
Loan fees and expenses	(7,413)	(5,365)
Goodwill	(3,035)	(2,216)

	(44,231)	(41,110)

Total net deferred tax asset	$26,777	$15,015

      The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years Ended
	December 31,

	2005	2004

Deferred tax changes reflected in other comprehensive income	$(15,421)	$2,548
Deferred tax changes reflected in Federal income tax expense	3,659	27,962

Net change in deferred taxes	$(11,762)	$30,510

      In consideration of the positive evidence available from projected taxable income in future years and net operating loss carryback availability from prior years, the Corporation believes that it is more likely than not that the deferred tax asset will be realized and accordingly no valuation allowance has been recorded.
      During the third quarter of 2005, $7.5 million of tax reserves were released. These reserves related to tax issues carried over from a prior acquisition and included in the 2001 tax return which are no longer subject to review by taxing authorities. Additionally, $3.2 million of reserves were established in anticipation of potential at risk items.
      During 2004, the Internal Revenue Service completed their examination of the Corporation’s tax returns for the years ended 1999 and 2000. The Corporation resolved anticipated issues at less than previous expectations and was able to record a $4.6 million reduction in income tax expense, consisting of $2.5 million related to issues resolved within the 1999/2000 audit and $2.1 million related to reserves no longer required related to similar issues (bank owned life insurance) in subsequent years.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/, Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$150,569	$134,951	$112,809	$26,707	$42,821	$37,295
Service cost	6,388	7,447	6,668	805	768	1,294
Interest cost	8,827	8,402	7,387	1,542	2,006	2,449
Plan amendments	—	(201)	—	—	(11,963)	—
Participant contributions	—	—	—	513	469	577
Actuarial gain (loss)	18,714	7,900	14,962	5,093	(5,042)	3,605
Benefits paid	(15,273)	(7,930)	(6,875)	(2,975)	(2,352)	(2,399)

PBO/ APBO, end of year	$169,225	$150,569	$134,951	$31,685	$26,707	$42,821

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$117,987	$106,941	$70,077	$—	$—	$—
Actual return on plan assets	13,762	10,216	10,570	—	—	—
Participant contributions	—	—	—	513	469	577
Employer contributions	16,574	8,760	33,169	2,462	1,883	1,822
Benefits paid	(15,273)	(7,930)	(6,875)	(2,975)	(2,352)	(2,399)

Fair Value of Plan Assets, end of year	$133,050	$117,987	$106,941	$—	$—	$—

Funded Status	$(36,174)	$(32,582)	$(28,010)	$(31,685)	$(26,707)	$(42,821)
Unrecognized transition (asset) obligation	—	—	(35)	—	—	5,622
Prior service costs (benefits)	797	1,093	1,555	(5,550)	(6,092)	—
Cumulative net loss	80,448	67,188	60,421	7,913	3,769	9,179
Post-measurement date contributions	134	134	—	851	—	—

(Accrued) prepaid pension/ postretirement cost	$45,205	$35,833	$33,931	$(28,471)	$(29,030)	$(28,020)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$49,835	$39,691	$37,121	$—	$—	$—
Accrued benefit liability	(14,192)	(8,976)	(7,409)	(28,471)	(29,030)	(28,020)
Intangible asset	1,766	2,193	1,710	—	—	—
Accumulated other comprehensive income	7,661	2,791	2,509	—	—	—
Post-measurement date contributions	134	134	—	—	—	—

Net amount recognized	$45,204	$35,833	$33,931	$(28,471)	$(29,030)	$(28,020)

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Pension Benefits			Postretirement Benefits
Weighted-Average Assumptions
as of December 31	2005	2004	2003	2005	2004	2003

Discount Rate	5.50%	6.00%	6.25%	5.50%	6.00%	6.25%
Long-term rate of return on assets	8.50%	8.75%	9.00%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	9.0% to 5.0%	9.0% to 7.0%	9.5% to 7.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	9.0% to 5.0%	9.0% to 7.0%	9.5% to 7.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	12.0% to 5.0%	12.0% to 7.0%	15.0% to 7.0%
      For measurement purposed, the assumed annual rate increase in the per capita cost of covered health care benefits was 9.5% in 2005, decreased gradually to five percent in 2010 and remains level thereafter.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$107	$(93)
Effect on postretirement benefit obligation for health care benefits	$621	$(567)
      The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Components of Net Periodic Pension/ Postretirement Cost
Service cost	$6,388	$7,447	$6,667	$805	$768	$1,294
Interest cost	8,827	8,402	7,387	1,542	2,006	2,448
Expected return on assets	(11,556)	(11,448)	(8,951)	—	—	—
Amortization of unrecognized
Transition (asset)	—	(35)	(35)	—	156	625
Prior service costs	296	261	274	(541)	(406)	—
Cumulative net (gain) loss	3,382	2,231	305	97	369	142

Net periodic pension/postretirement cost	$7,337	$6,858	$5,647	$1,903	$2,893	$4,509

      The Corporation has elected to amortize the transition obligation for both the pension and postretirement plans by charges to income over a twenty year period on a straight-line basis.
      Accumulated Benefit Obligation for the Corporation’s pension plan was $141.5 million, $126.1 million and $114.2 million for the periods ended December 31, 2005, 2004 and 2003, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Plan Assets
      The Corporation’s pension plan weighted-average allocations at September 30, 2005, 2004 and 2003 (measurement date) by asset category are as follows:

	Plan Assets

Asset Category	2005	2004	2003

Cash and money market funds	4.51%	4.08%	29.21%
U.S. Treasury obligations	5.99%	9.98%	6.19%
U.S. government agencies	4.37%	6.82%	4.92%
Corporate bonds	20.61%	14.71%	8.78%
Domestic equity mutual funds	64.52%	64.41%	50.90%

	100.00%	100.00%	100.00%

      The Corporation’s pension administrative committee (“Committee”) has developed a “Statement of Investment Policies and Objectives” (“Statement”) to assist FirstMerit and the investment managers of the pension plan in effectively supervising and managing the assets of the pension plan. The investment philosophy contained in the Statement sets the investment time horizon as long term and the risk tolerance level as slightly above average while requiring diversification among several asset classes and securities. Without sacrificing returns, or increasing risk, the Statement recommends a limited number of investment manager relationships and permits both separate accounts and commingled investments vehicles. Based on the demographics, actuarial/funding situation, business and financial characteristics and risk preference, the Statement defines that the pension fund as a total return investor return and accordingly current income is not a key goal of the plan.
      The pension asset allocation policy has set guidelines based on the plan’s objectives, characteristics of the pension liabilities, industry practices, the current market environment, and practical investment issues. The committee decided to investment in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g. private equity, hedge funds, real estate, etc.) at this time. The current asset allocation policy is described below:

Asset Class	Target	Range

Large Cap U.S. Equity	35.00%	30% - 40%
Small/ Mid Cap U.S. Equity	15.00	12% - 18%
International Equity	15.00	12% - 18%

Total Equity	65.00	55% - 65%
Fixed Income	35.00	30% - 40%
Cash Equivalents	0.00	0% - 5%

	100.00%

      During September, 2005, 2004, and 2003, respectively, the Corporation contributed $15.5 million, $7.7 million and $31.6 million to the qualified pension plan. The plan’s assets at September 30, 2003 show a 29.21% weighted average allocation to cash and money market funds because the September 2003 contribution had not yet be fully invested.
      The Corporation is not required and does not expect to make a contribution to its pension plan in 2006.
      At December 31, 2005, the projected benefit payments for the pension plans and the postretirement benefit plan, net of the Medicare subsidy, totaled $6.0 million and $3.0 million in 2006,

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
$6.5 million and $2.6 million in 2007, $6.8 million and $2.6 million in 2008, $7.7 million and $2.3 million in 2009, $8.8 million and $2.1 million in 2010, and $50.8 million and $8.4 million in years 2011 through 2015, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.
      The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation and expected duration of benefit payments. The expected return on equities was computed using a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan’s assets, the return on the plan equity investments historically has exceeded market averages. Management estimated the rate by which the plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall future returns on equities compared to past periods.
      FirstMerit’ Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of Common Stock, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. A stock account is maintained in the name of each participant and is credited with shares of Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2005, 2004 and 2003 was $10,783, $9,721 and $9,927, respectively.
      The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $4.0 million, $3.7 million and $3.6 million for 2005, 2004 and 2003, respectively.

13.	Stock Options
      The Corporation’s 1987, 1992, 1993, 1996, 1997, 1999 and 2002 Stock Plans (the “Plans”) provide stock options to certain key employees (and to all full-time employees in the case of the 1999 and 2002 stock plans) for up to 8,200,399 common shares of the Corporation. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exercisable for at least six months from date of grant.
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      A summary of stock option activity is as follows:

				Average
	Options Available	Options	Range of Option	Option
	for Grant	Outstanding	Price per Share	Price per Share

December 31, 2002	4,620,010	5,678,988	7.64 - 34.00	$24.82
Canceled	—	(227,752)	15.15 - 30.38	25.84
Exercised	—	(218,240)	7.64 - 26.00	17.67
Granted	(776,698)	776,698	19.12 - 26.89	19.90

December 31, 2003	3,843,312	6,009,694	7.64 - 34.00	$24.46
Canceled	—	(312,281)	16.44 - 32.00	25.74
Exercised	—	(192,908)	11.63 - 27.47	20.30
Granted	(1,210,027)	1,210,027	23.52 - 27.67	26.21
Transferred to restricted shares	(575,000)	—

December 31, 2004	2,058,285	6,714,532	7.64 - 34.00	$24.84
Canceled	—	(94,570)	16.44 - 32.00	26.61
Exercised	—	(477,848)	7.64 - 27.06	16.75
Granted	(1,353,121)	1,353,121	25.32 - 28.63	26.64

December 31, 2005	705,164	7,495,235	9.22 - 34.00	$25.65

      The ranges of exercise prices and the remaining contractual life of options as of December 31, 2005 were as follows:

Range of exercise prices	$2 — $9	$10 — $18	$19 — $26	$27 — $34

Options outstanding:
Outstanding as of December 31, 2005	617	262,263	5,496,448	1,735,907
Wtd-avg remaining contractual life (in years)	0.39	3.14	6.24	5.06
Weighted-average exercise price	$9.22	$16.37	$25.24	$28.37
Options exercisable:
Outstanding as of December 31, 2005	617	222,263	4,711,691	1,691,657
Wtd-avg remaining contractual life (in years)	0.39	2.96	6.16	5.14
Weighted-average exercise price	$9.22	$16.36	$25.46	$28.24
      The Plans provide for the award of restricted stock which vests over a 3 to 10 year period. Unvested shares are subject to certain restrictions and risk of forfeiture by the participants. Cumulative shares issued totaled 30,000, 41,500 and 0 at December 31, 2005, 2004 and 2003, respectively. Compensation expense recorded was $762, $694 and $289 during the years ended December 31, 2005, 2004 and 2003, respectively. The unearned compensation reflected in accrued interest receivable and other assets on the balance sheets, related to restricted common shares, was $778, $747 and $393 at December 31, 2005, 2004 and 2003, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.	Parent Company
      Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,

	2005	2004

Condensed Balance Sheets
Assets:
Cash and due from banks	$3,932	$1,396
Investment securities	3,539	2,404
Loans to subsidiaries	80,000	63,000
Investment in subsidiaries, at equity in underlying value of their net assets	839,128	924,028
Other assets	66,099	44,426

Total Assets	$992,698	$1,035,254

Liabilities and Shareholders’ Equity:
Convertible subordinated debt	$441	$477
Securities sold under agreements to repurchase	—	—
Wholesale borrowings	53,778	52,699
Accrued and other liabilities	899	821
Shareholders’ equity	937,580	981,257

Total Liabilities and Shareholders’ Equity	$992,698	$1,035,254

	Years Ended December 31,

	2005	2004	2003

Condensed Statements of Income
Income:
Cash dividends from subsidiaries	$192,987	$88,238	$86,470
Other income	97	59	352

	193,084	88,297	86,822
Interest and other expenses	8,426	1,027	1,489

Income before federal income tax benefit and equity in undistributed income of subsidiaries	184,658	87,270	85,333
Federal income tax (benefit)	(2,934)	(310)	(369)

	187,592	87,580	85,702
Equity in undistributed income of subsidiaries	(57,109)	15,634	35,267

Net income	$130,483	$103,214	$120,969

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Years Ended December 31,

	2005	2004	2003

Condensed Statements of Cash Flows
Operating activities:
Net income	$130,483	$103,214	$120,969
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	57,109	(15,634)	(35,267)
(Decrease) increase in Federal income tax payable	(21,400)	(3,134)	7,809
Other	1,478	2,842	(3,038)

Net cash provided by operating activities	167,670	87,288	90,473

Investing activities:
Proceeds from maturities of investment securities	—	—	9,978
Loans to subsidiaries	(141,000)	(272,500)	(324,050)
Repayment of loans to subsidiaries	124,000	296,500	304,050
Payments for investments in and advances to subsidiaries	(850)	(299)	(975)
Purchases of investment securities	(56)	(48)	—

Net cash used by investing activities	(17,906)	23,653	(10,997)

Financing activities:
Net decrease in wholesale borrowings	—	—	(85)
Conversion of subordinated debt	—	(5,002)	—
Cash dividends	(92,798)	(89,904)	(86,715)
Proceeds from exercise of stock options	8,806	4,983	3,352
Purchase of treasury shares	(63,236)	(20,159)	(2,036)

Net cash used by financing activities	(147,228)	(110,082)	(85,484)

Net increase (decrease) in cash and cash equivalents	2,536	859	(6,008)
Cash and cash equivalents at beginning of year	1,396	537	6,545

Cash and cash equivalents at end of year	$3,932	$1,396	$537

15.	Segment Information
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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The following table presents a summary of financial results and significant performance measures for the periods depicted:

	2005

	Super-
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$342,089	$200,687	$(193,781)	$348,995
Provision for loan losses	43,853	(33)	—	43,820
Other income	190,056	410	—	190,466
Other expenses	309,213	4,287	8	313,508
Net income	128,427	137,933	(135,877)	130,483
Average balances:
Assets	10,176,712	1,253,192	(1,165,475)	10,264,429
Loans	6,604,938	5,571	—	6,610,509
Earning assets	9,418,152	1,116,280	(1,099,768)	9,434,664
Deposits	7,334,418	—	(35,762)	7,298,656
Shareholders’ equity	800,150	1,150,653	(984,077)	966,726
Performance ratios:
Return on average equity	16.05%			13.50%
Return on average assets	1.26%			1.27%
Efficiency ratio	57.86%			57.88%

	2004

	Super-
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$345,767	$91,634	$(86,596)	$350,805
Provision for loan losses	73,732	191	—	73,923
Other income	173,532	753	—	174,285
Other expenses	311,119	804	6	311,929
Net income	100,076	110,784	(107,646)	103,214
Average balances:
Assets	10,255,165	1,270,353	(1,207,213)	10,318,305
Loans	6,489,677	3,795	—	6,493,472
Earning assets	9,501,839	1,099,648	(1,085,529)	9,515,958
Deposits	7,526,093	—	(85,859)	7,440,234
Shareholders’ equity	789,221	1,164,956	(970,648)	983,529
Performance ratios:
Return on average equity	12.68%			10.49%
Return on average assets	0.98%			1.00%
Efficiency ratio	59.09%			58.60%

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2003

	Super-
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

	(Dollars in thousands)
Summary of operations:
Net interest income	$389,008	$89,948	$(85,343)	$393,613
Provision for loan losses	101,655	618	—	102,273
Other income	196,951	1,372	—	198,323
Other expenses	313,832	1,227	8	315,067
Net income	118,264	125,129	(122,424)	120,969
Average balances:
Assets	10,564,773	1,253,998	(1,221,217)	10,597,554
Loans	7,133,744	5,063	(134)	7,138,673
Earning assets	9,824,159	1,094,081	(1,074,026)	9,844,214
Deposits	7,755,733	—	(83,275)	7,672,458
Shareholders’ equity	779,293	1,156,882	(959,752)	976,423
Performance ratios:
Return on average equity	15.18%			12.39%
Return on average assets	1.12%			1.14%
Efficiency ratio	53.67%			53.35%

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.
      Loans held for sale — The fair value of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties.
      Cash and due from banks — The carrying amount is considered a reasonable estimate of fair value.
      Accrued interest receivable — The carrying amount is considered a reasonable estimate of fair value.
      Mortgage servicing rights — The carrying amount is recorded at lower of cost or market in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” A discounted cash flow method was used to estimate the fair value.
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
      Securities sold under agreements to repurchase and wholesale borrowings — The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.
      Accrued interest payable — The carrying amount is considered a reasonable estimate of fair value.
      Derivative assets and liabilities — The fair value of derivative assets and liabilities and mortgage-related derivatives was based on quoted market prices or dealer quotes. Derivative assets and liabilities consist of interest rate swaps, interest rate lock commitments, forward contracts sold, TBA securities, swaptions and options. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses and premiums paid or received, and take into account master netting agreements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      The estimated fair values of the Corporation’s financial instruments based on the assumptions previously described are shown in the following table:

	At December 31,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Investment securities	$2,546,496	$2,546,496	$2,862,015	$2,862,015
Net loans	6,590,582	6,549,007	6,335,787	6,333,017
Loan held for sale	42,566	43,132	48,393	48,288
Cash and due from banks	225,953	225,953	169,052	169,052
Accrued interest receivable	49,244	49,244	43,399	43,399
Mortgage servicing rights	19,971	23,097	18,261	19,986
Derivative assets	3,619	3,619	3,094	3,094
Financial liabilities:
Deposits	$7,233,650	$7,232,858	$7,365,447	$7,372,955
Securities sold under agreements to repurchase	1,426,037	1,422,182	1,336,471	1,334,612
Wholesale borrowings	401,104	422,024	300,220	334,860
Accrued interest payable	28,918	28,918	24,013	24,013
Derivative liabilities	7,223	7,223	1,890	1,890

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

	At December 31,

	2005	2004

Commitments to extend credit	$2,889,749	$2,671,871
Standby letters of credit and financial guarantees written	226,457	232,717
Loans sold with recourse	59,820	125,120
Derivative financial instruments:
Interest rate swaps	601,571	282,222
Interest rate lock commitments	34,875	48,888
Forward contracts sold	26,652	34,587
TBA securities	—	132,131
Swaptions	—	30,000
Options	—	35,000
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
      Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $95.1 million and $79.1 million at December 31, 2005 and 2004, respectively, the remaining guarantees extend in varying amounts through 2012. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.
      Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments were not recorded as assets or liabilities on the balance sheets at December 31, 2005 or 2004. In the normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain asset and liability portfolios. Specifically, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities. In 2003, the Corporation implemented a hedge program to swap qualifying fixed rate commercial loans to floating rate assets. At December 31, 2005, two hundred sixty-two such transactions totaling $445.1 million have been

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
swapped. At December 31, 2004, one hundred twenty-four such transactions totaling $180.8 million were swapped.
      In the third quarter of 2004, the Corporation began entering into forward interest rate swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. A correlation analysis performed at year-end verified that the hedges were effective. At December 31, 2005 and 2004, two such transactions totaling $135.0 million and $80.0 million, respectively, have been swapped.
      Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with changes in value recorded to current earning in loan sales and servicing income.
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
      During 2003, the Corporation began to enter into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights. During 2004, the Corporation began entering into swaptions and options for the same purpose as the TBA Securities. See Note 6 to the consolidated financial statements for more discussion on mortgage serving rights. In accordance with SFAS 133, the Corporation classifies and accounts for all three of these securities as nondesignated derivatives. Accordingly, the derivatives are recorded at fair value with changes in value recorded to current period earnings in loan sales and servicing income. There were no TBA Securities, swaptions, and options outstanding at December 31, 2005.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      At December 31, 2005, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Lease
At December 31,	Commitments

2006	$6,026
2007	5,455
2008	3,996
2009	2,840
2010	1,960
2011-2022	10,033

$30,310

19.	Goodwill and Intangible Assets
      Goodwill and intangible assets as of December 31, 2005, 2004 and 2003 are summarized as follows:

	At December 31, 2005			At December 31, 2004			At December 31, 2003

	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Deposit base intangible assets	$10,137	$6,381	$3,756	$10,137	$5,490	$4,647	$10,137	$4,601	$5,536

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

      Amortization expense for intangible assets was $0.89 million for both 2004 and 2003. Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002 the Corporation ceased amortizing goodwill which decreased noninterest expense by $8.5 million in 2002 over 2001. The following table shows the estimated future amortization expense for deposit base intangibles assets at December 31, 2005.

For the years ended:
December 31, 2006	$889
December 31, 2007	$889
December 31, 2008	$573
December 31, 2009	$347
December 31, 2010	$347
      During the first quarter of 2005, Management prepared its annual impairment testing as required under SFAS 142 and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

20.	Earnings Per Share
      The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,

	2005	2004	2003

Basic EPS:
Income after taxes but before cumulative effect of change in accounting principle	$130,483	$103,214	$121,657
Cumulative effect on prior years of retroactive application of FIN 46, net of taxes	—	—	(688)

Net income	130,483	103,214	120,969
Less: preferred stock dividends	—	—	(70)

Net income available to common shareholders	$130,483	$103,214	$120,899

Average common shares outstanding	83,490,133	84,601,050	84,532,849
After-tax earnings per basic common share before cumulative effect of change in accounting principle	$1.56	$1.22	$1.44
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.01)

Basic net income per share	$1.56	$1.22	$1.43

Diluted EPS:
Income available to common shareholders before cumulative effect of change in accounting principle	$130,483	$103,214	$121,587
Add: preferred stock dividends	—	—	70
Add: interest expense on convertible bonds, net of tax	18	30	31

	130,501	103,244	121,688
Cumulative effect on prior years of retroactive application of FIN 46, net of tax	—	—	(688)

Income used in diluted earnings per share calculation	$130,501	$103,244	$121,000

Average common shares outstanding	83,490,133	84,601,050	84,532,849
Add: common stock equivalents:
Stock option plans	301,350	340,118	244,744
Convertible debentures/preferred securities	52,154	54,334	151,384

Average common and common stock equivalent shares outstanding	83,843,637	84,995,502	84,928,977
After-tax earnings per diluted common share before cumulative effect of change in accounting principle	$1.56	$1.21	$1.43
Cumulative effect of change in accounting principle, net of tax	—	—	(0.01)

Diluted net income per share	$1.56	$1.21	$1.42

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      For the years ended December 31, 2005, 2004 and 2003, options to purchase 2.7 million shares, 2.5 million shares and 4.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

21.	Shareholder Rights Plan
      The Corporation has in effect a shareholder rights plan (“Plan”). The Plan provides that each share of Common Stock has one right attached (“Right”). Under the Plan, subject to certain conditions, the Rights would be distributed after either of the following events: (1) a person acquires 10% or more of the Common Stock of the Corporation, or (2) the commencement of a tender offer that would result in a change in the ownership of 10% or more of the Common Stock. After such an event, each Right would entitle the holder to purchase shares of Series A Preferred Stock of the Corporation. Subject to certain conditions, the Corporation may redeem the Rights for $0.01 per Right.

22.	Regulatory Matters
      The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to quantitative judgments by regulators about components, risk weightings, and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2005, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.
      As of year-end 2005, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized FirstMerit Bank (“Bank”) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well capitalized.”

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Consolidated

				Adequately			Well
	Actual			Capitalized:			Capitalized:

As of December 31, 2005	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital
(to Risk Weighted Assets)	$1,075,987	13.28%	>	$648,071	8.00%	>	$810,089	>	10.00%

Tier I Capital
(to Risk Weighted Assets)	858,879	10.60%	>	324,035	4.00%	>	486,053	>	6.00%

Tier I Capital
(to Average Assets)	858,879	8.48%	>	405,132	4.00%	>	506,416	>	5.00%

Bank Only

				Adequately			Well
	Actual			Capitalized:			Capitalized:

As of December 31, 2005	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital
(to Risk Weighted Assets)	$937,233	11.59%	>	$646,703	8.00%	>	$808,379	>	10.00%

Tier I Capital
(to Risk Weighted Assets)	722,814	8.94%	>	323,351	4.00%	>	485,027	>	6.00%

Tier I Capital
(to Average Assets)	722,814	7.15%	>	404,134	4.00%	>	505,167	>	5.00%

23.	Related Party Transactions
      During 2005, 2004 and 2003 the Corporation and its subsidiaries paid or accrued fees of approximately $2.7 million, $2.2 million, and $1.9 million, respectively, for legal services required of law firms in which a partner of the firm serves on the Board of Directors.

24.	Subsequent Events
      On January 19, 2006, the Board of Directors authorized the repurchase of up to a total of 3 million of the shares of its currently outstanding common stock. The repurchase authorization does not have an expiration date. The Corporation previously acquired all of the shares it was authorized to acquire under its prior repurchase program. In addition, the Board of Directors authorized the Corporation to enter into an accelerated share repurchase transaction with Goldman, Sachs & Co. pursuant to which the Corporation could repurchase up to 2.5 million common shares of the Corporation.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
      On January 20, 2006, the Corporation entered into an accelerated share repurchase arrangement to repurchase 2.5 million common shares with Goldman, Sachs & Co. The initial price paid per common share was $25.97. The repurchased commons shares will be subject to a future contingent purchase price adjustment expected to be settled at the end of the purchase period in the first or second quarter of 2006, based upon the volume weighted average share price during the actual repurchase period. At the present time, the Corporation does not expect that the purchase price adjustment will be material to the Corporation consolidated financial position and results of operations. The purchase price adjustment will be reflected in treasury stock on the consolidated balance sheet. The repurchased common shares will be placed into treasury to be used solely to satisfy the obligation of the Corporation under its various employee stock option, thrift savings, purchase programs or other corporate purposes.

25.	Quarterly Financial Data (Unaudited)
      Quarterly financial and per share data for the years ended 2005 and 2004 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

Total interest income	2005	$127,841	$133,777	$137,869	$141,959

	2004	$125,838	$122,347	$123,828	$125,382

Net interest income	2005	$86,010	$87,777	$87,706	$87,502

	2004	$89,002	$87,107	$87,372	$87,324

Provision for loan losses	2005	$11,614	$5,972	$9,974	$10,860

	2004	$40,390	$14,850	$9,325	$9,358

Net income	2005	$30,088	$36,145	$36,594	$31,166

	2004	$12,706	$31,028	$31,111	$28,369

Net income per basic share	2005	$0.36	$0.43	$0.44	$0.38

	2004	$0.15	$0.37	$0.36	$0.34

Net income per diluted share	2005	$0.36	$0.43	$0.43	$0.38

	2004	$0.15	$0.36	$0.37	$0.33

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
      FirstMerit Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States necessarily include some amounts that are based on management’s best estimates and judgments. The Management of FirstMerit Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States of America. FirstMerit Corporation’s system of internal control over financial reporting contains self-monitoring mechanisms, and compliance is tested and evaluated through internal audits. Our internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee of the Board of Directors. Actions are taken to correct potential deficiencies as they are identified. The Audit Committee, consisting entirely of directors who are independent under the listing standards of the Nasdaq Stock Market, meets with management, the internal auditors and the independent registered public accounting firm, reviews audit plans and results, and reviews management’s actions in discharging its responsibilities for accounting, financial reporting and internal controls.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2005 in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and was effective.
      Our management’s assessment of the effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public account firm, as stated in their report which appears herein.

JOHN R. COCHRAN	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
FirstMerit Corporation:
      We have completed integrated audits of FirstMerit Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of FirstMerit Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Columbus, Ohio
March 2, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.
      Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on pages 94-95 of this Annual Report, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005 and 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and is effective.
      There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

ITEM 9B.	OTHER INFORMATION
      Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      For information about the Directors of FirstMerit, see “Elections of Directors” on pages 2 through 7 of FirstMerit’s Proxy Statement dated March 13, 2006 (the “Proxy Statement”), which is incorporated herein by reference.
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
      The Board of Directors has determined that it has two “audit committee financial expert” serving on its Audit Committee. Information regarding the Audit Committee and the Audit Committee’s financial expert is incorporated by reference to the information that appears in the Proxy Statement on pages 4 and 5 under the caption “Committees of the Board of Directors.”
      Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”
      Disclosure by FirstMerit with respect to compliance with Section 16(a) of the Exchange Act appears on page 5 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      See “Executive Compensation and Other Information” on pages 7 through 23 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      See “Principal Shareholders” and “Election of Directors” at page 23 and pages 2 through 6, respectively, of the Proxy Statement, which are incorporated herein by reference.
EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities
	to be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Available for Grant for
	Outstanding Options,	Outstanding Options,	Options, Warrants and
	Warrants and Rights	Warrants and Rights	Rights
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1987	617	$9.22	—
1992	68,418	16.99	—
1992D	8,400	15.38	—
S1993	7,326	24.14	—
1994	—	—	—
1996	1,859	15.15	—
1997	1,434,600	26.56	25,263
1997D	79,200	27.54	99,200
S1997	39,038	23.99	—
S1997N	1,337	24.84	—
1999	3,073,728	25.97	186,552
2002	2,691,712	25.09	258,149
2002D	89,000	23.61	136,000

Total	7,495,235		705,164

Equity Compensation Plans Not Approved by Security Holders
      None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      See “Certain Relationships and Related Transactions” at pages 22 and 23 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
      The aggregate fees billed for each of the last two fiscal years for the audit of FirstMerit’s annual financial statements, the review of financial statements included in FirstMerit’s quarterly reports on Form 10-Q, statutory and subsidiary audits and services provided in connection with regulatory filings during those two years were $1,328,885 in 2005 and $1,179,526 in 2004.

Audit-Related Fees
      The aggregate fees billed in each of the last two fiscal years for assurance or services reasonably related to the audit and review of financial statements were $8,357 in 2005 and $151,085 in 2004. The 2004 fees primarily related to Sarbanes-Oxley Section 404 attestation report advisory services.

Tax Fees
      The aggregate fees billed for each of the last two fiscal years for tax compliance, tax advice or tax planning services were $47,094 in 2005 and none in 2004.

All Other Fees
      The aggregate fees billed in each of the last two fiscal years for services other than those set forth above were none in 2005 and $1,600 in 2004. Such services consisted primarily of an audit of collateral securing advances by the Federal Home Loan Bank.
      The Audit Committee has a policy of pre-approving, and in 2005 did pre-approve, all audit and non-audit services provided to FirstMerit by the auditor of its financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
      (a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets December 31, 2005 and 2004;

Consolidated Statements of Income Years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Changes in Shareholders’ Equity Years ended December 31, 2005, 2004 and 2003;

Consolidated Statements of Cash Flows Years ended December 31, 2005, 2004 and 2003;

Notes to Consolidated Financial Statements Years ended December 31, 2005, 2004 and 2003;

Report of Management on Internal Control Over Financial Reporting; and

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
      (c) See subparagraph (a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 2nd day of March, 2006.

FIRSTMERIT CORPORATION

By:	/s/ John R. Cochran

John R. Cochran, Chairman and Chief Executive Officer
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Cochran John R. Cochran Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Karen S. Belden* Karen S. Belden Director	/s/ R. Cary Blair* R. Cary Blair Director

/s/ John C. Blickle* John C. Blickle Director	/s/ Robert W. Briggs* Robert W. Briggs Director

/s/ Richard Colella* Richard Colella Director	/s/ Gina D. France* Gina D. France Director

/s/ Terry L. Haines* Terry L. Haines Director	/s/ J. Michael Hochschwender* J. Michael Hochschwender Director

/s/ Clifford J. Isroff* Clifford J. Isroff Director	/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director

/s/ Roger T. Read* Roger T. Read Director	/s/ Richard N. Seaman* Richard N. Seaman Director

/s/ Jerry M. Wolf* Jerry M. Wolf Director

      The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ J. Bret Treier

J. Bret Treier, Attorney-in-Fact
Dated: March 2, 2006

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9. 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9. 2001)*
10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*
10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.9	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*
10.10	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.11	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.13	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.14	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.16	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.17	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.18	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.19	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.20	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Cash Incentive Plan (incorporated by reference from the Form 8-K filed by the registrant on February 21, 2006)*
10.22	Director Compensation Agreement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*
10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.24	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*
10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.26	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*
10.28	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*
10.29	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)
10.30	Credit Agreement among FirstMerit Corporation, Bank One. N.A., and Lenders. dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.31	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

Exhibit
Number

10.32	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 7, 2005)*
10.33	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.34	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2003)*
10.35	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006)
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation
32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement