Form 10-K/A
period 2005-12-31
FIRSTMERIT CORP /OH/
filed 2006-03-14
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 2, 2006 (the “Original Report”), and is being filed to revise “Note 25. Quarterly Financial Data” to our Consolidated Financial Statements. The 2005 fourth quarter financial and per share data appearing in Note 25 should have been as follows: provision for loan losses $16,260; net income $27,656; net income per basic share $0.33; and net income per diluted share $0.34.
In addition, due to an error in the process of converting and formatting the original report, the conformed signature for Exhibit 32.2 was inadvertently omitted. As a result, the Amendment contains the complete text of the original report with the corrected information appearing in Note 25 to our Consolidated Financial Statements
This Amendment to our Original Report continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

25.	Quarterly Financial Data (Unaudited)
      Quarterly financial and per share data for the years ended 2005 and 2004 are summarized as follows:

		Quarters

		First	Second	Third	Fourth

Total interest income	2005	$127,841	$133,777	$137,869	$141,959

	2004	$125,838	$122,347	$123,828	$125,382

Net interest income	2005	$86,010	$87,777	$87,706	$87,502

	2004	$89,002	$87,107	$87,372	$87,324

Provision for loan losses	2005	$11,614	$5,972	$9,974	$16,260

	2004	$40,390	$14,850	$9,325	$9,358

Net income	2005	$30,088	$36,145	$36,594	$27,656

	2004	$12,706	$31,028	$31,111	$28,369

Net income per basic share	2005	$0.36	$0.43	$0.44	$0.33

	2004	$0.15	$0.37	$0.36	$0.34

Net income per diluted share	2005	$0.36	$0.43	$0.43	$0.34

	2004	$0.15	$0.36	$0.37	$0.33

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 13th day of March, 2006.

FIRSTMERIT CORPORATION

By:	/s/ Terrence E. Bichsel

Terrence E. Bichsel Executive Vice President and Chief Financial Officer

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
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
      (c) See subparagraph (a)(2) above.

EXHIBIT INDEX

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)
4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9. 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9. 2001)*
10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*
10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.9	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*
10.10	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.11	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*
10.12	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.13	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.14	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.16	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.17	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.18	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.19	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.20	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Executive Cash Incentive Plan (incorporated by reference from the Form 8-K filed by the registrant on February 21, 2006)*
10.22	Director Compensation Agreement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*
10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.24	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*
10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.26	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*
10.28	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*
10.29	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)
10.30	Credit Agreement among FirstMerit Corporation, Bank One. N.A., and Lenders. dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)
10.31	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

Exhibit
Number

10.32	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 7, 2005)*
10.33	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.34	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2003)*
10.35	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006)
21	Subsidiaries of FirstMerit Corporation †
23	Consent of PricewaterhouseCoopers LLP #
24	Power of Attorney †
31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation #
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation #
32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation #
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation #

*	Indicates management contract or compensatory plan or arrangement

†	Filed with the registrant’s original Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed on March 2, 2006.

#	Filed herewith.