Form 10-K/A
period 2005-12-31
FIRSTMERIT CORP /OH/
filed 2006-04-28
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2006

Common Stock, no par value	79,847,343 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement dated March 15, 2006 for the Annual Meeting of Shareholders of FirstMerit Corporation	Part III

PLAN FINANCIAL STATEMENTS

     The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K, as amended, for the fiscal year ended December 31, 2005 for the purpose of furnishing the financial statements of the FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan
 Financial Statements And Supplemental
Information
December 31, 2005 and 2004

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN
FINANCIAL REPORT
DECEMBER 31, 2005 AND 2004

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
FirstMerit Corporation
Akron, Ohio
Report of Independent Registered Public Accounting Firm
     We have audited the accompanying statements of net assets available for benefits of FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (the “Plan”) as of December 31, 2005 and 2004, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2005 and 2004, and changes in net assets available for benefits for the years then ended in conformity with U.S. generally accepted accounting principles.
     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information which includes the schedules of assets (held at end of year) as of December 31, 2005 and reportable transactions for the year ended December 31, 2005 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental information is the responsibility of the Plan’s management. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Cleveland, Ohio
April 19, 2006

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 2005 and 2004

	2005	2004
ASSETS

Investments:
Mutual funds, at fair value	$62,098,797	$54,625,675
FirstMerit Corporation Common Stock, at fair value	58,748,334	65,604,094
Loans to participants	1,115,520	1,103,587

Total investments	121,962,651	121,333,356

Receivables:
Contributions from participants	295,850	293,356
Contributions from employer	1,278,173	158,478
Investment income	51,298	118,299

Total receivables	1,625,321	570,133

Cash	—	9,338

Total assets	123,587,972	121,912,827

LIABILITIES	—	—

NET ASSETS AVAILABLE FOR BENEFITS	$123,587,972	$121,912,827

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 2005 and 2004

	2005	2004
ADDITIONS
Contributions:
Participants’	$7,307,485	$6,852,421
Employer’s	5,070,728	3,697,601
Rollovers from participants	1,152,329	242,063

	13,530,542	10,792,085

Investment income:
Interest	58,264	54,326
Dividends	3,423,179	3,235,933
Net (depreciation) appreciation of investments	(3,921,779)	5,557,567

	(440,336)	8,847,826

Total additions	13,090,206	19,639,911

DEDUCTIONS
Benefits paid directly to participants	11,415,061	8,989,648

Total deductions	11,415,061	8,989,648

NET INCREASE	1,675,145	10,650,263

NET ASSETS AVAILABLE FOR BENEFITS — BEGINNING OF YEAR	121,912,827	111,262,564

END OF YEAR	$123,587,972	$121,912,827

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

The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant’s voluntary pretax employee contributions which do not exceed three percent of the participant’s basic compensation. The Plan was amended in 2002 whereby participants are immediately vested in the Supplemental Matching account. All prior Supplemental Matching contributions were merged into, and future contributions are being made to, the Matching ESOP account.

Effective for plan years beginning on and after January 1, 2005, FirstMerit may make profit sharing contributions for a plan year from time to time in such amounts as may be determined by FirstMerit’s Board of Directors. Such profit sharing contributions will be allocated among those eligible participants in the plan who are employed on the last day of a plan year in the proportion that such participant’s plan compensation for the plan year bears to the total plan compensation of all eligible participants. The portion of any profit sharing contributions will be allocated to each participant’s Profit Sharing Contribution ESOP account. The profit sharing contributions and earnings for each participant are 100% vested after completing five years of service.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
NOTES TO FINANCIAL STATEMENTS
Note 1. Description of the Plan (Continued)
C.	Investments

The following is a summary of investment options (Investment Funds) available to participants at December 31, 2005 and 2004:

American Century Capital Preservation Fund: The fund seeks to provide conservative investors with a high quality portfolio, current income and relative safety. This money market fund invests in U.S. Treasury, government agency securities and repurchase agreements backed by government securities.

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

Vanguard 500 Index Fund: The fund seeks long-term investment results that correspond with the price and yield performance of the S&P 500 Index. The fund tracks the performance of the S&P 500 Index, which is primarily the stock of large U.S. companies.

FirstMerit Corporation Common Stock: The Plan provides for participants to invest directly in Common Shares of the Company. Each participant electing to purchase Common Shares of the Company through the Plan is permitted to vote such Common Shares in the same manner as any other shareholder and is furnished proxy materials to such effect. Dividends paid by FirstMerit are either reinvested in the Plan or paid quarterly.

Dodge & Cox Stock Fund: The fund primarily seeks long-term growth of principal and income, and, secondarily, to achieve reasonable current income. The fund invests in a broadly diversified portfolio of common stocks believed to be undervalued.

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

Templeton Foreign Fund: The fund seeks to generate long-term capital growth primarily through investment in equity securities of foreign companies, including emerging markets. The fund is appropriate for investors with a long-term horizon and risk tolerance for foreign equity investments.

Vanguard Mid-Cap Index Fund: The fund seeks to match performance of a benchmark index of mid-capitalization stocks. The fund employs a passive management strategy designed to track performance of the MSCI Mid Cap 450 Index.

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

During the Plan year ended December 31, 2005, the Federated Government Obligations Fund was removed as an investment option.

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

Further, if participants have completed at least ten years of participation in the Plan and attained age 55, they are “Qualified Members.” Qualified Members have the right to make an election to direct the investment of a portion of their Supplemental Retirement ESOP Account. Within 90 days after the close of each Plan Year in the six-Plan Year period beginning with the Plan Year in which they first become Qualified Members, they may elect to diversify the investment of at least 25% of these accounts. In the last year of the six-Plan Year period, the percentage increases to 50%. The amounts they may elect to diversify may be invested in any of the Investment Funds described above.

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

The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2005 and 2004, respectively, and the current value of each unit is based upon the net asset value disclosed by the registered investment company as of the last trading day of the reporting period. Participant loans are stated at their outstanding balances, which approximate fair value.

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

The Plan holds investments in various investment securities. The Plan generates a significant portion of its earnings from investments in domestic and international mutual funds and FirstMerit Corporation common stock. FirstMerit Corporation common stock represents a significant concentration of the Plan’s total investments. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the statement of net assets available for benefits.

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

F.	Change in Presentation

Certain balances in the prior year financial statements have been reclassified to conform to the current year’s presentation.
Note 3. Investments
The Plan’s investments are maintained in mutual funds and common shares of the Company, as described in Note 1. The following presents the market value of investments that represent 5 percent or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2005 and 2004:

	2005	2004
Mutual funds:
Fidelity Advisor Equity Growth Fund	$10,027,675	$10,083,090
Fidelity Blue Chip Growth Fund	11,064,284	11,333,675
SEI Stable Asset Fund	9,574,057	8,846,918
Vanguard 500 Index Fund	9,584,192	9,165,886
FirstMerit Corporation Common Stock
(nonparticipant directed, See Note 1.H.)	58,748,334	65,604,094
As stated in Note 2, the Plan presents, in the Statement of Changes in Net Assets Available for Benefits, net appreciation (depreciation) of investments, which consist of realized gains or losses and change in unrealized appreciation (depreciation). Total realized gains for 2005 and 2004 were $2,611,062 and $1,228,329, respectively, and the change in unrealized (depreciation) appreciation was $(6,532,841) and $4,329,238 for 2005 and 2004, respectively.
In summary, the net (depreciation) appreciation in the Plan’s investments, which includes investments bought, sold, and held during the below periods is as follows:

	2005	2004
Mutual funds	$2,426,776	$2,823,051
FirstMerit Corporation Common Stock	(6,348,555)	2,734,516

	$(3,921,779)	$5,557,567

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 4.	Federal Income Taxes

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

Note 7.	Plan Amendments

Plan amendments made for 2005 are as follows: 1) The Plan was amended effective March 28, 2005 to provide that mandatory or involuntary lump-sum distributions in an amount in excess of $1,000, but less than $5,000, shall only be made in the form of an automatic rollover IRA, as provided for by the Plan, 2) The Plan was further amended to allow diversification of FirstMerit Corporation Common Stock in participants’ Supplemental Retirement Accounts, and, 3) The Plan was amended effective January 1, 2005 to allow the Company to make discretionary profit sharing contributions.

Note 8.	Subsequent Event

On January 19, 2006, FirstMerit’s Board of Directors authorized a 2005 profit sharing contribution of $1,114,573, payable on February 8, 2006.

SUPPLEMENTAL INFORMATION

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
Schedule H, Line 4i
Employer No. 34-1339938
Plan No. 002
December 31, 2005

(a) (b) Identity of Party (c) Description of Investment	(d) Cost	(e) Value
Mutual Funds
American Century Capital Preservation Fund	$57,010	$57,010

Dodge & Cox Stock Fund	4,327,639	4,692,976

Fidelity Advisor Equity Growth Fund	9,612,321	10,027,675

Fidelity Balanced Fund	2,473,186	2,768,622

Fidelity Blue Chip Growth Fund	10,476,850	11,064,284

Templeton Foreign Fund	4,356,389	4,902,562

SEI Stable Asset Fund	9,574,057	9,574,057

T. Rowe Price Small-Cap Stock Fund	2,572,936	2,867,652

Vanguard Mid-Cap Index Fund	1,552,768	1,739,326

Vanguard Total Stock Market Index Fund	634,730	680,637

Vanguard 500 Index Fund	8,765,903	9,584,192

PIMCO Total Return Fund	4,198,813	4,139,804

	58,602,602	62,098,797

* FirstMerit Corporation Common Stock	45,901,480	58,748,334

* Participant Loans Participant Loans Outstanding Bearing Interest of 3.29 - 11.75%	1,115,520	1,115,520

	$105,619,602	$121,962,651

* Represents a party-in-interest

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
Schedule H, Line 4j
Employer No. 34-1339938
Plan No. 002
Year Ended December 31, 2005

					(h)
					Current
					Value of	(i)
(a)	(b)	(c)	(d)	(g)	Asset on	Net
Identity of	Description	Purchase	Selling	Cost of	Transaction	Gain or
Party	of Asset	Price	Price	Asset	Date	(Loss)
Category II: Series of transactions with same broker exceeds 5% of value

FirstMerit Corporation	220,662 shares common stock
Issue: 337915102	26 transactions	$5,929,514	N/A	$5,929,514	N/A	N/A

FirstMerit Corporation	16,733 shares common stock
Issue: 337915102	8 transactions	N/A	$453,142	326,569	$453,142	$126,573

Category III: Series of transactions in same security exceeds 5% of value

FirstMerit Corporation	258,921 shares common stock
Issue: 337915102	30 transactions	6,960,759	N/A	6,960,759	N/A	N/A

FirstMerit Corporation	240,764 shares common stock
Issue: 337915102	321 transactions	N/A	6,421,401	4,764,581	6,421,581	1,656,820

American Century Cap. Pres. Fund	5,898,328 shares common stock
Issue: 025081803	209 transactions	5,898,328	N/A	5,898,328	N/A	N/A

American Century Cap. Pres. Fund	5,841,318 shares common stock
Issue: 025081803	66 transactions	N/A	5,841,318	5,841,318	5,841,318	—

SEI Stable Asset Fund	3,495,441 shares common stock
Issue: 784118879	234 transactions	3,495,441	N/A	3,485,441	N/A	N/A

SEI Stable Asset Fund	2,768,306 shares common stock
Issue: 784118879	216 transactions	N/A	2,768,306	2,768,306	2,768,306	—
There were no reportable transactions for Categories I or IV during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 28th day of April, 2006.

FirstMerit Corporation

By:	/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

Exhibit
Number
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*

10.6	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.7	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*

10.10	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.11	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.12	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.14	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.16	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.17	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*

10.18	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

Exhibit
Number
10.19	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.20	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Executive Cash Incentive Plan (incorporated by reference from the Form 8-K filed by the registrant on February 21, 2006)*

10.22	Summary of Director Compensation Arrangement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*

10.23	Amended and Restated Employment Agreement of John R. Cochran (incorporated by reference from Exhibit 10.24 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.24	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*

10.25	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.26	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*

10.28	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*

10.29	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

10.30	Credit Agreement among FirstMerit Corporation, Bank One, N.A., and Lenders. dated November 27, 2000 (incorporated by reference from Exhibit 10.36 to the Form 10-K filed by the registrant on March 9, 2001)

10.31	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

10.32	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004 (incorporated by reference from Exhibit 10.32 to the Form 10-K filed by the registrant on March 7, 2005)*

10.33	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*

10.34	Amendment to the Amended and Restated Employment Agreement of John R. Cochran dated December 1, 2003 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on March 3, 2003)*

10.35	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on March 1, 2006)

Exhibit
Number
23	Consent of Hausser + Taylor LLC

24	Power of Attorney (incorporated by reference from Exhibit 24 to the Form 10-K filed by the registrant on March 1, 2006)

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

32.2	Rule 13a-14(b)/Section 906 Certifications of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement