Form 10-Q
period 2006-03-31
FIRSTMERIT CORP /OH/
filed 2006-05-05
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     As of April 28, 2006 79,771,628 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited, except December 31, 2005, which is derived from the audited financial statements)

	March 31,	December 31,	March 31,
	2006	2005	2005
ASSETS
Cash and due from banks	$206,912	225,953	191,582
Investment securities (at fair value) and federal funds sold	2,460,321	2,546,496	2,772,500
Loans held for sale	61,318	42,566	63,171
Loans:
Commercial loans	3,562,968	3,519,483	3,382,102
Mortgage loans	625,514	628,581	637,885
Installment loans	1,509,714	1,524,355	1,601,498
Home equity loans	772,308	778,697	677,724
Credit card loans	135,916	145,592	137,044
Leases	65,682	70,619	83,781

Total loans	6,672,102	6,667,327	6,520,034
Less allowance for loan losses	(87,589)	(90,661)	(97,115)

Net loans	6,584,513	6,576,666	6,422,919
Premises and equipment, net	119,571	120,420	118,059
Goodwill	139,245	139,245	139,245
Intangible assets	3,533	3,756	4,424
Accrued interest receivable and other assets	525,304	499,257	556,998

Total assets	$10,100,717	10,154,359	10,268,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,465,168	1,523,731	1,427,307
Demand-interest bearing	923,491	830,248	827,507
Savings and money market accounts	2,320,360	2,304,177	2,379,464
Certificates and other time deposits	2,801,543	2,575,494	2,690,273

Total deposits	7,510,562	7,233,650	7,324,551

Securities sold under agreements to repurchase	1,272,362	1,426,037	1,281,745
Wholesale borrowings	285,143	401,104	557,282
Accrued taxes, expenses, and other liabilities	162,098	155,988	158,589

Total liabilities	9,230,165	9,216,779	9,322,167

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at March 31, 2006 and March 31, 2005	127,937	127,937	127,937
Capital surplus	108,958	108,210	108,903
Accumulated other comprehensive loss	(53,395)	(42,850)	(38,194)
Retained earnings	1,002,035	994,487	963,618
Treasury stock, at cost, 12,257,585, 9,691,424 and 8,414,363 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	(314,983)	(250,204)	(215,533)

Total shareholders’ equity	870,552	937,580	946,731

Total liabilities and shareholders’ equity	$10,100,717	10,154,359	10,268,898

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(In thousands except per share data)	2006	2005
Interest income:
Interest and fees on loans, including held for sale	$117,740	100,149
Interest and dividends on investment securities and federal funds sold	25,332	27,692

Total interest income	143,072	127,841

Interest expense:
Interest on deposits:
Demand-interest bearing	2,362	956
Savings and money market accounts	10,748	6,375
Certificates and other time deposits	26,101	20,600
Interest on securities sold under agreements to repurchase	11,923	8,841
Interest on wholesale borrowings	5,965	5,059

Total interest expense	57,099	41,831

Net interest income	85,973	86,010
Provision for loan losses	6,106	11,614

Net interest income after provision for loan losses	79,867	74,396

Other income:
Trust department income	5,394	5,505
Service charges on deposits	16,066	14,820
Credit card fees	10,671	9,411
ATM and other service fees	3,108	2,959
Bank owned life insurance income	2,986	3,074
Investment services and insurance	2,597	2,858
Manufactured housing income	3	102
Investment securities gains, net	16	1,872
Loan sales and servicing income	1,445	1,133
Other operating income	3,111	3,205

Total other income	45,397	44,939

Other expenses:
Salaries, wages, pension and employee benefits	43,031	39,393
Net occupancy expense	6,549	6,536
Equipment expense	2,958	3,185
Stationery, supplies and postage	2,453	2,461
Bankcard, loan processing and other costs	5,827	5,724
Professional services	2,763	2,150
Amortization of intangibles	223	223
Other operating expense	18,095	16,239

Total other expenses	81,899	75,911

Income before federal income tax expense	43,365	43,424
Federal income tax expense	13,401	13,336

Net income	$29,964	30,088

Other comprehensive loss, net of taxes
Unrealized securities’ holding losses, net of taxes	(9,748)	(22,604)
Unrealized hedging gain (loss), net of taxes	(787)	18
Minimum pension liability adjustment, net of taxes	—	(183)
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	10	1,217

Total other comprehensive loss, net of taxes	(10,545)	(23,986)

Comprehensive income	$19,419	6,102

Net income applicable to common shares	$29,964	30,088

Net income used in diluted EPS calculation	$29,969	30,095

Weighted average number of common shares outstanding — basic	80,374	84,097

Weighted average number of common shares outstanding — diluted	80,648	84,497

Basic earnings per share	$0.37	0.36

Diluted earnings per share	$0.37	0.36

Dividend per share	$0.28	0.27

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended March 31,
(Unaudited)	2006	2005
	(In thousands)
Operating Activities
Net income	$29,964	30,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,106	11,614
Provision for depreciation and amortization	3,609	3,402
Amortization of investment securities premiums, net	827	1,078
Accretion of income for lease financing	(990)	(1,183)
Gains on sales of investment securities, net	(16)	(1,872)
(Increase) decrease in interest receivable	2,032	(1,286)
Increase in interest payable	6,602	5,577
Increase in prepaid assets	(3,668)	(3,549)
Increase (decrease) in accounts payable	(4,007)	347
Increase in taxes payable	8,048	15,730
Increase in trade date receivable	—	(87,524)
Increase in other receivable	(9,919)	(706)
Increase in miscellaneous assets	(3,510)	(1,273)
Originations of loans held for sale	(80,924)	(81,539)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	67,487	66,579
Losses on sales of loans, net	343	182
Amortization of intangible assets	223	223
Other changes	(10,531)	1,418

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	11,676	(42,694)
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	—	87,524
Available-for-sale — maturities	101,060	142,589
Purchases of available-for-sale investment securities	(2,709)	(175,544)
Net increase (decrease) in fed funds sold	(28,000)	646
Net increase in loans and leases, except loans held for sale	(18,621)	(108,075)
Purchases of premises and equipment	(4,218)	(302)
Sales of premises and equipment	1,458	39

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	48,970	(53,123)
Financing Activities
Net increase (decrease) in demand accounts	34,680	(57,324)
Net increase (decrease) in savings and money market accounts	16,183	(5,046)
Net increase in certificates and other time deposits	226,049	21,474
Net decrease in securities sold under agreements to repurchase	(153,675)	(54,726)
Net increase (decrease) in wholesale borrowings	(115,961)	255,508
Cash dividends — common	(22,416)	(23,272)
Purchase of treasury shares	(65,413)	(21,811)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	866	3,544

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(79,687)	118,347

Increase (decrease) in cash and cash equivalents	(19,041)	22,530
Cash and cash equivalents at beginning of period	225,953	169,052

Cash and cash equivalents at end of period	$206,912	191,582

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$31,193	19,932

Federal income taxes	$20	—

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2006 and 2005 and for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No.156 is effective for the first fiscal year that begins after September 15, 2006, but permits earlier adoption. Management has not elected to early adopt and does not anticipate that adoption will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$897,301	—	(25,723)	871,578
Obligations of state and political subdivisions	86,087	1,306	(52)	87,341
Mortgage-backed securities	1,276,435	534	(51,644)	1,225,325
Other securities	246,922	3,210	(2,055)	248,077

	$2,506,745	5,050	(79,474)	2,432,321

	Book Value	Fair Value
Due in one year or less	$239,163	235,966
Due after one year through five years	2,053,462	1,980,443
Due after five years through ten years	102,303	101,510
Due after ten years	111,817	114,402

	$2,506,745	2,432,321

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$926,459	1	(22,056)	904,404
Obligations of state and political subdivisions	92,378	1,512	(53)	93,837
Mortgage-backed securities	1,338,694	819	(39,964)	1,299,549
Other securities	248,376	2,071	(1,741)	248,706

	$2,605,907	4,403	(63,814)	2,546,496

	Book Value	Fair Value
Due in one year or less	$150,505	149,204
Due after one year through five years	2,158,175	2,101,053
Due after five years through ten years	178,355	176,118
Due after ten years	118,872	120,121

	$2,605,907	2,546,496

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$935,209	117	(21,454)	913,872
Obligations of state and political subdivisions	101,370	1,981	(159)	103,192
Mortgage-backed securities	1,536,702	3,569	(39,462)	1,500,809
Other securities	254,287	951	(1,540)	253,698

	$2,827,568	6,618	(62,615)	2,771,571

	Book Value	Fair Value
Due in one year or less	$42,694	42,629
Due after one year through five years	2,299,738	2,248,083
Due after five years through ten years	352,604	347,637
Due after ten years	132,532	133,222

	$2,827,568	2,771,571

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.0 billion at March 31, 2006, $1.9 billion at December 31, 2005, and $2.1 billion at March 31, 2005.
     At March 31, 2006, December 31, 2005, and March 31, 2005, the Corporation’s investment in Federal Reserve Bank (“FRB”) was $8.6 million for each period. At March 31, 2006, December 31, 2005, and March 31, 2005, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $109.6 million, $108.1 million and $104.0 million, respectively, and are included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At March 31, 2006
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$132,033	(3,760)	739,545	(21,963)	39	871,578	(25,723)
Obligations of states and political subdivisions	1,934	(3)	2,939	(49)	5	4,873	(52)
Mortgage-backed securities	166,710	(4,629)	1,007,795	(47,015)	54	1,174,505	(51,644)
Other securities	57,288	(1,574)	21,655	(481)	4	78,943	(2,055)

Total temporarily impaired securities	$357,965	(9,966)	1,771,934	(69,508)	102	2,129,899	(79,474)

	At December 31, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$289,001	(5,361)	615,319	(16,695)	33	904,320	(22,056)
Obligations of states and political subdivisions	3,795	(11)	1,988	(42)	3	5,783	(53)
Mortgage-backed securities	420,506	(7,630)	834,827	(32,334)	41	1,255,333	(39,964)
Other securities	79,095	(1,232)	14,403	(509)	3	93,498	(1,741)

Total temporarily impaired securities	$792,397	(14,234)	1,466,537	(49,580)	80	2,258,934	(63,814)

	At March 31, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$243	(6)	—	—	—	243	(6)
U.S. Government agency obligations	403,348	(6,894)	506,738	(14,552)	22	910,086	(21,446)
Obligations of states and political subdivisions	12,082	(96)	1,679	(62)	2	13,761	(158)
Mortgage-backed securities	746,889	(13,253)	688,744	(26,213)	31	1,435,633	(39,466)
Other securities	33,067	(484)	28,697	(1,055)	4	61,764	(1,539)

Total temporarily impaired securities	$1,195,629	(20,733)	1,225,858	(41,882)	59	2,421,487	(62,615)

4. Allowance for loan losses (“ALL”) — The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of its loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.
     The activity within the ALL for the three months ended March 31, 2006 and 2005 and the full year ended December 31, 2005 is shown in the following table:

	Quarter ended	Year ended	Quarter ended
	March 31,	December 31,	March 31,
	2006	2005	2005
Allowance for loan losses-beginning of period	$90,661	97,296	97,296
Loans charged off:
Commercial	6,066	19,349	4,151
Mortgage	373	1,721	267
Installment	6,030	29,307	7,543
Home equity	620	4,340	752
Credit cards	1,774	11,320	2,420
Leases	51	3,068	1,607

Total charge-offs	$14,914	69,105	16,740

Recoveries:
Commercial	1,437	4,166	1,028
Mortgage	56	190	55
Installment	3,146	9,495	2,725
Home equity	378	1,302	293
Credit cards	449	2,348	576
Manufactured housing	169	710	208
Leases	101	439	60

Total recoveries	$5,736	18,650	4,945

Net charge-offs	$9,178	50,455	11,795
Provision for loan losses	6,106	43,820	11,614

Allowance for loan losses-end of period	$87,589	90,661	97,115

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2005 Form 10-K, as amended more fully describe the components of the allowance for loan loss model.

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At March 31, 2006			At December 31, 2005			At March 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	6,603	3,534	10,137	6,381	3,756	10,137	5,713	4,424

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended March 31, 2006 and 2005. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at December 31, 2005:

For the years ended:

December 31, 2006	$889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
     During the first quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings Per Share — The reconciliation between basic and diluted earnings per share (“EPS”) is presented as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2006	2005
BASIC EPS:
Net income applicable to common shares	$29,964	30,088

Average common shares outstanding	80,374	84,097

Net income per share — basic	$0.37	0.36

DILUTED EPS:

Net income available to common shares	$29,964	30,088
Add: interest expense on convertible bonds	5	7

	29,969	30,095

Avg common shares outstanding	80,374	84,097
Add: Equivalents from stock options and restricted stock	224	345
Add: Equivalents-convertible bonds	50	54

Average common shares and equivalents outstanding	80,648	84,496

Net income per common share — diluted	$0.37	0.36

     For the quarters ended March 31, 2006 and 2005, options to purchase 6.1 million and 2.2 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
     On January 20, 2006 the Corporation entered into an accelerated share repurchase arrangement with Goldman, Sachs & Co. to repurchase 2.5 million common shares. The initial price paid per common shares was $25.97. The repurchased common shares were subject to a volume weighted average share price during the repurchase period that ended on March 29, 2006. The 103,728 shares received by the Corporation as a purchase, price adjustment at settlement, as well as the repurchased common shares, were reflected in treasury stock on the consolidated balance sheet to be used solely to satisfy the obligations of the Corporation under its various employee stock option, thrift savings, purchase programs or other corporate purpose.
7. Segment Information — The Corporation provides a diversified range of banking and certain nonbanking financial services and products through its various subsidiaries. Management reports the Corporation’s results through its major segment classification, Supercommunity

Banking. Included in the Parent Company and Other Subsidiaries category are certain nonbanking affiliates and portions of certain assets, capital, and support functions not specifically identifiable with Supercommunity Banking.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three-month periods ended March, 2006 and 2005 and the full year ended December 31, 2005:

		Parent Company
	Supercommunity	and Other		FirstMerit
March 31, 2006	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$84,044	27,976	(26,047)	85,973
Provision for loan losses	6,155	(49)	—	6,106
Other income	45,397	—	—	45,397
Other expenses	80,686	1,207	—	81,899
Net income	29,337	31,444	(30,817)	29,964
AVERAGES (millions) :
Assets	$10,015	1,182	(1,085)	10,112
Loans	6,694	4	—	6,698
Earnings assets	9,240	1,049	(1,043)	9,246
Deposits	7,355	—	(41)	7,314
Shareholders’ equity	722	1,065	(898)	889

		Parent
		Company and
	Supercommunity	Other		FirstMerit
December 31, 2005	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$342,089	200,687	(193,781)	348,995
Provision for loan losses	43,853	(33)	—	43,820
Other income	190,056	410	—	190,466
Other expenses	309,213	4,287	8	313,508
Net income	128,427	137,933	(135,877)	130,483
AVERAGES (millions) :
Assets	$10,176	1,253	(1,165)	10,264
Loans	6,605	6	—	6,611
Earnings assets	9,418	1,116	(1,099)	9,435
Deposits	7,334	—	(35)	7,299
Shareholders’ equity	800	1,151	(984)	967

		Parent
		Company and
	Supercommunity	Other		FirstMerit
March 31, 2005	Banking	Subsidiaries	Eliminations	Consolidated
OPERATIONS (thousands) :
Net interest income	$84,432	25,795	(24,217)	86,010
Provision for loan losses	11,766	(152)	—	11,614
Other income	44,786	153	—	44,939
Other expenses	74,719	1,189	3	75,911
Net income	29,633	31,298	(30,843)	30,088
AVERAGES (millions) :
Assets	$10,146	1,259	(1,178)	10,227
Loans	6,488	4	—	6,492
Earnings assets	9,407	1,115	(1,100)	9,422
Deposits	7,404	—	(49)	7,355
Shareholders’ equity	801	1,161	(984)	978
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, in accounting for its derivative activities.
     At March 31, 2006, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable rate. All of the interest rate swaps associated with fixed rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     During 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the shortcut method of accounting under SFAS No. 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will continue to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective.

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
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter Ended	Quarter ended
	March 31,	March 31,
	2006	2005
Components of Net Periodic Pension Cost
Service Cost	$1,771	1,597
Interest Cost	2,282	2,206
Expected return on assets	(2,837)	(2,875)
Amortization of unrecognized:
Prior service costs	45	58
Cumulative net (gain) loss	1,479	863

Net periodic pension cost	$2,740	1,849

	Postretirement Benefits
	Quarter Ended	Quarter ended
	March 31,	March 31,
	2006	2005
Components of Net Periodic Postretirement Cost
Service Cost	$187	201
Interest Cost	415	385
Amortization of unrecognized:
Transition (asset)		—
Prior service costs	(135)	(135)
Cumulative net (gain) loss	107	24

Net periodic postretirement cost	$574	475

     The Corporation does not anticipate making a contribution to the pension plan during 2006.
10. Stock Options — The Corporation’s 1987, 1992, 1993, 1996, 1997, 1999 and 2002 Stock Plans (the “Plans”) provide stock options to certain key employees (and to all full-time employees in the case of the 1999 and 2002 stock plans) for up to 7,952,290 common shares of the Corporation. The Corporation believes that such awards better align the interests of its employees with those of its shareholders. In addition, these plans provide for the granting of non-qualified stock options to certain non-employee directors of the Corporation for which 200,000 common shares of the Corporation have been reserved. Outstanding options under these Plans are generally not exercisable for at least six months from date of grant.
     Options under these Plans are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have a 10 year contractual terms. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation Committee of the Board and approved by the non-employee directors of the Board. Options are cancelable within defined periods based upon the reason for termination of employment.
     The Corporation adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense that grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Corporation previously elected to use APB No. 25 and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
     Certain of the Corporation’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under SFAS No. 123(R), the Corporation has elected to recognize compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. SFAS No. 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is to be rendered. Upon stock option exercise or stock unit conversion, it is the policy of the Corporation to issue shares from treasury stock.
     Pro forma information regarding net income and earning per share for the three months ended March 31, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123.

Three months ended March 31, 2005
Net income, as reported	$30,088
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(745)
Pro forma net income	$29,343
Pro forma EPS - Basic	$0.35
Pro forma EPS - Diluted	$0.35
Pro forma EPS - Basic	$0.36
Pro forma EPS - Diluted	$0.36

Assumptions:

Dividend yield	4.00%
Expected volatility	28.85%
Risk free interest rate	3.81%
Expected lives	5 Years
     The Black-Scholes option pricing model is used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. Expected volatilities are based on implied volatilities from traded options on the Corporation’s stock, historical volatility of the Corporation’s stock, and other factors. The Corporation uses historical data to estimate option exercise and employee termination with the valuation model. The expected term of options granted is derived from the output of the option valuation model and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Quarter Ended	Year Ended
	March 31, 2006	December 31, 2005
Assumptions:
Dividend yield	4.16%	4.02%
Expected volatility	24.06	28.39
Risk free interest rate	4.30 - 4.66%	3.77 - 4.38%
Expected lives	3.9 years	5 years
     On December 27, 2005, with the approval of the Compensation Committee of the Board of Directors, the Corporation accelerated the vesting of unvested out-of-the-money stock options (“Options”) outstanding under the Amended and Restated 2002 Stock Plan.
     The decision to accelerate these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Corporation’s income statement in future periods upon the adoption of SFAS No. 123R “Share-Based Payment” in January 2006. The Compensation Committee of the Board of Directors of the Corporation is authorized under the 2002 Plan to prescribe the time of the exercise of stock options and to accelerate the time at which stock options become exercisable. As a result of this decision, the Corporation reduced the after-tax stock option expense it would have been required to record by approximately $2.3 million in 2006 and $1.5 million in 2007.
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
     A summary of stock option activity under the Plans as of March 31, 2006, and changes during the quarter then ended is as follows:

			Weighted-Average
	Shares	Weighted-Average	Remaining	Aggregate Intrinsic
Options	(000’s)	Exercise Price	Contractual Term	Value (000’s)
Outstanding at January 1, 2006	7,495	$25.66
Granted	37	24.84
Exercised	(52)	16.54
Forfeited	(2)	25.46
Expired	(194)	26.67
Outstanding at March 31, 2006	7,284	25.69	5.79	$4,995

Exercisable at March 31, 2006	6,734	$25.78	5.68	$4,286

     A summary of the status of the Corporation’s nonvested shares as of December 31, 2005, and changes during the quarter ended March 31, 2006, is as follows:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000’s)	Fair Value
Nonvested at January 1, 2006	869	$25.65
Granted	37	24.84
Vested	(161)	23.06
Forfeited or expired	(196)	25.46

Nonvested at March 31, 2006	549	$25.69

     As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total compensation cost related to the shares vested during the quarter ended March 31, 2006 was $0.4 million.

     The Plans also provide for the award of restricted stock which vests over a 1 to 10 year period which are not included in the above discussions. Unvested restricted shares are subject to certain restrictions and risk of forfeiture by the participants. Cumulative shares outstanding totaled 25,000 at March 31, 2006, 27,000 at December 31, 2005 and 29,000 at March 31, 2005. Compensation expense recorded was $174 thousand for the quarter ended March 31, 2006 (based upon SFAS No 123(R)) and $205 thousand for the quarter ended March 31, 2005 (based upon APB No. 25.).
     As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock.
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
12. Subsequent Events — On April 19, 2006, the Board of Directors approved the grant of 378,150 shares of non-qualified stock options to the executives of the Corporation which vest over three years. $0.4 million of these grants will be expensed during 2006. The Board also approved the grant of 36,000 non-qualified stock options to the directors of the Corporation which vest over six months. $0.2 million of these grants will be expensed during 2006.
      On April 19, 2006, the Board of Director approved the grant of 223,015 shares of restricted stock to the executives of the Corporation which will vest over three years. $1.2 million of these grants will be expensed during 2006. The Board also approved the grant of 6,000 shares of restricted stock to the directors of the Corporation which vest over one year. $0.1 million of these grants will be expensed during 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	March 31, 2006			December 31, 2005			March 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$194,042			194,485			190,740
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,161,306	20,850	3.91%	2,416,360	91,814	3.80%	2,518,784	23,818	3.83%
Obligations of states and political subdivisions (tax exempt)	90,622	1,527	6.83%	99,487	6,707	6.74%	101,571	1,763	7.04%
Other securities and federal funds sold	248,093	3,526	5.76%	255,568	12,291	4.81%	256,060	2,763	4.38%

Total investment securities and federal funds sold	2,500,021	25,903	4.20%	2,771,415	110,812	4.00%	2,876,415	28,344	4.00%
Loans held for sale	48,129	762	6.42%	52,740	2,854	5.41%	53,234	627	4.78%
Loans	6,697,732	116,997	7.08%	6,610,509	430,402	6.51%	6,492,044	99,546	6.22%

Total earning assets	9,245,882	143,662	6.30%	9,434,664	544,068	5.77%	9,421,693	128,517	5.53%
Allowance for loan losses	(90,229)			(94,118)			(96,438)
Other assets	761,858			729,398			710,770

Total assets	$10,111,553			10,264,429			10,226,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,462,671	—	—	1,466,106	—	—	1,447,226	—	—
Demand — interest bearing	848,209	2,362	1.13%	827,829	5,871	0.71%	820,974	956	0.47%
Savings and money market accounts	2,292,865	10,748	1.90%	2,356,813	32,944	1.40%	2,392,023	6,375	1.08%
Certificates and other time deposits	2,709,764	26,101	3.91%	2,647,908	86,764	3.28%	2,694,466	20,600	3.10%

Total deposits	7,313,509	39,211	2.17%	7,298,656	125,579	1.72%	7,354,689	27,931	1.54%

Securities sold under agreements to repurchase	1,295,178	11,923	3.73%	1,409,135	45,423	3.22%	1,326,242	8,841	2.70%
Wholesale borrowings	433,257	5,965	5.58%	431,787	21,449	4.97%	412,149	5,059	4.98%

Total interest bearing liabilities	7,579,273	57,099	3.06%	7,673,472	192,451	2.51%	7,645,854	41,831	2.22%

Other liabilities	180,791			158,125			155,797

Shareholders’ equity	888,818			966,726			977,888

Total liabilities and shareholders’ equity	$10,111,553			10,264,429			10,226,765

Net yield on earning assets	$9,245,882	86,563	3.80%	9,434,664	351,617	3.73%	9,421,693	86,686	3.73%

Interest rate spread			3.25%			3.26%			3.31%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS
     The Corporation recorded first quarter 2006 net income of $30.0 million, or $0.37 per diluted share. This compares with $30.1 million, or $0.36 per diluted share, for the first quarter 2005.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter were 13.67% and 1.20%, respectively, compared with 12.48% and 1.19% for the first quarter 2005.
     Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus noninterest income net of securities transactions, totaled $131.9 million for the first quarter 2006, compared with $129.8 million reported in the first quarter 2005. FTE net interest income was $86.6 million for the first quarter 2006, a decline of $0.1 million, or 0.14%, compared with the year-ago quarter.
     The Corporation is progressing on its plan to reduce lower-yielding investment securities from the earning asset mix and generate increased levels of net interest income from expected loan portfolio growth during 2006. For the first quarter of 2006, average investment securities accounted for 24.72% of average assets, compared with 28.13% for the first quarter 2005. Over that time, average loan growth, supported by commercial growth of $220.8 million, or 6.6%, offset a $376.4 million, or 13.09%, decrease in investment securities. In the first quarter of 2006, average loans grew $205.7 million, or 3.17%, and average earning assets declined by $175.8 million, or 1.87%, compared with the first quarter 2005. The reduction of the investment portfolio is a key element in the Corporation’s strategy to grow the balance sheet more profitably.
     Noninterest income excluding securities transactions totaled $45.4 million for the first quarter 2006, compared with $43.1 million for the first quarter 2005, an increase of $2.3 million, or 5.37%. Service charges increased $1.2 million, or 8.41%, while credit card fees increased $1.3 million, or 13.39%. Compared with the fourth quarter 2005, noninterest income decreased $2.2 million, or 4.60%, reflecting an absence of seasonal credit card and deposit account activity.
     Noninterest expense totaled $81.9 million for the first quarter 2006, compared with $75.9 million for the first quarter 2005. Increased employee benefits expense was the main driver of a $3.6 million, or 9.24% increase in salaries, wages and pension and employee benefits compared with the year-ago quarter. During the first quarter 2006, the Company also increased its marketing expenditures $1.5 million, compared with the first quarter of 2005, by implementing a direct marketing campaign designed to grow profitable new households. The efficiency ratio for the first quarter 2006 was 61.90%, compared with 58.33% for the first quarter 2005.
     Net charge-offs totaled $9.2 million in the first quarter 2006, compared with $11.8 million for the first quarter 2005, or 0.56% and 0.74% of average loans, respectively. The $2.6 million, or 22.19%, reduction in net charge-offs reflects a return for the Corporation to its trend of improvement in year over year net charge-offs. As of March 31, 2006, nonperforming assets were $72.9 million, or 1.09%, of period-end loans plus other real estate, compared with $72.3 million, or 1.08% , at December 31, 2005, and $46.7 million, or 0.72%, at March 31, 2005.

     The Corporation recorded $6.1 million of loan loss provision expense in the first quarter 2006, compared with loan loss provision expenses of $11.6 million in the first quarter 2005. On March 31, 2006, criticized commercial assets (“substandard” and “doubtful”) accounted for 7.47% of total commercial loans, compared with criticized commercial asset levels of 9.19% on March 31, 2005, reflecting a $46.2 million decrease in criticized commercial credits. For the first quarter of 2006, the loan loss provision was $3.3 million below the level of reported net charge-offs, which includes $3.1 million of charges associated with $9.0 million of commercial loans the Corporation intends to sell in the second quarter of 2006.
     At March 31 2006, the allowance for loan losses was 1.31% of loans, compared with 1.36% at December 31, 2005, and 1.49% at March 31, 2005. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.40% at March 31, 2006, compared with 1.45% at December 31, 2005, and 1.59% at March 31, 2005.
     Assets at March 31, 2006 totaled $10.1 billion, compared with $10.3 billion at March 31, 2005, representing a decrease of $168.2 million, or 1.64%. Period-end loan growth of $152.1 million, or 2.33%, was driven by a $180.9 million, or 5.35% increase in the commercial lending portfolio. Offsetting the growth in the loan portfolio was a $399.7 decrease in the investment portfolio as part of the Corporation’s emphasis on restructuring the balance sheet for higher yielding earning asset mix.
     Deposits totaled $7.5 billion at March 31, 2006, an increase of $186.0 million, or 2.54%, from $7.3 billion at March 31, 2005. Noninterest bearing demand deposit accounts (“DDA”) increased $37.9 million, or 2.65%. Growth in noninterest interest DDA accounts primarily from new account acquisitions offset the declines in money market and savings account balances as customers sought higher returns than traditional savings investments.
     Shareholders’ equity was $870.6 million at March 31, 2005. The Corporation’s capital position remains strong as the tangible equity to assets ratio was 7.31% at March 31, 2005. The dividend per common share paid in the first quarter 2006 was $0.28, a $0.01, or 3.7%, increase from the first quarter 2005. The Company also successfully executed an accelerated share repurchase program of 2,618,588 common shares in the first quarter of 2006, which reduced average diluted shares outstanding by 4.56% from the first quarter of 2005.
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2006 was $86.0 million compared to $86.0 million for the three months ended March 2005. For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $0.6 million and $0.7 million for the quarters ending March 31, 2006 and 2005, respectively.
     FTE net interest income for the quarter ended March 31, 2006 was $86.6 million compared to $86.7 million for the three months ended March 31, 2005. The $0.1 million decrease in FTE net interest income occurred because the $15.2 million increase in interest expense, compared to the same quarter last year, was more than the $15.1 million increase in interest income during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended March 31, 2006 and 2005
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$(3,833)	1,373	(2,460)
Loans held for sale	(65)	200	135
Loans	3,235	14,216	17,451
Federal funds sold	6	13	19

Total interest income — FTE	$(657)	15,802	15,145

INTEREST EXPENSE
Demand deposits-interest bearing	$33	1,373	1,406
Savings and money market accounts	(274)	4,647	4,373
Certificates of deposits and other time deposits	118	5,383	5,501
Securities sold under agreements to repurchase	(212)	3,294	3,082
Wholesale borrowings	268	638	906

Total interest expense	$(67)	15,335	15,268

Net interest income — FTE	$(590)	467	(123)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2006 first quarter compared to the same 2005 period, was primarily rate driven as higher yields on loans increased interest income by $14.4 million during those periods. The table also depicts a similar three-month increase in interest expense, again caused by the continued rise in interest rates from 2005 through the first quarter of 2006. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2006 quarter compared to the same 2005 period increased interest expense by $14.7 million.
Net Interest Margin
     The following table provides 2006 FTE net interest income and net interest margin totals as well as 2005 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2006	2005
Net interest income	$85,973	86,010
Tax equivalent adjustment	590	676

Net interest income — FTE	$86,563	86,686

Average earning assets	$9,245,882	9,421,693

Net interest margin — FTE	3.80%	3.73%

     Average loan outstandings for the current year and prior year first quarters totaled $6.7 billion and $6.5 billion, respectively. Increases in average loan balances from first quarter 2005 to first quarter this year occurred in commercial, residential mortgage and home equity loans while installment loans, credit card loans, and leases declined. Efforts to grow loan outstandings continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loan outstandings, compared to first quarter 2005, were as follows: commercial loans were up $220.8 million or 6.6%; home equity loans, as a result of targeted marketing, rose $100.8 million or 14.94%; credit card loans were up $0.4 million or 0.27%; installment loans, both direct and indirect, were down $85.0 million or 5.32%; residential real estate loans were down $15.8 million or 2.45%; and leases were down $15.5 million, or 18.51%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2006 and 2005 third quarters equaled 72.44% and 68.91% of average earning assets, respectively.
     Average deposits were $7.3 billion during the 2006 first quarter, down $41.2 million, or 0.56%, from the same period last year. Core deposits, which are defined as checking accounts, savings accounts and money market savings products, also declined. For the quarter ended March 31, 2006, average core deposits decreased $56.5 million or 1.21% and represented 62.95% of total average deposits compared to 63.36% for the 2005 first quarter. Average certificates of deposit (“CDs”) increased $15.3 million or 0.57% compared to the prior year quarter. Average wholesale borrowings increased $21.1 million and as a percentage of total interest-bearing funds equaled 5.72% for the 2006 first quarter and 5.39% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $31.1 million and as a percentage of total interest bearing funds equaled 17.09% for the 2006 first quarter and 17.35% for the 2005 first quarter. Average interest-bearing liabilities funded 81.97% of average earning assets in the current year quarter and 81.15% during the quarter ended March 31, 2005.
Other Income
     Other (non-interest) income for the quarter totaled $45.4 million, an increase of $0.4 million from the $45.0 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 34.39% compared to 33.19% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE, plus other income, less gains from securities sales.
     The primary changes in other income, compared to the first quarter of 2005, were as follows: service charges on deposit accounts totaled $16.1 million, up 8.41% due in part to new fee strategies; credit card fees increased $1.3 million or 13.39%; ATM and other service fees increased $0.1 million or 5.04%; loan sales and servicing income was $1.4 million an increase of $0.3 million or 27.54%; trust department income was $5.4 million, down 2.02%;income from bank owned life insurance decreased $0.1 million or 2.86%; investment services and insurance fees decreased $0.3 million or 9.13% primarily due to the sale of the credit life portfolio in the fourth quarter of 2005; there were no significant sales of investment securities during the first quarter of 2006 and therefore, investment securities gains decreased $1.9 million; and other operating income decreased $0.1 million or 2.93%.
A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	December 31	September 30	June 30	March 31
(Dollars in thousands)	2006	2005	2005	2005	2005
Balance at beginning of period	$19,971	19,523	18,635	18,396	18,261
Addition of mortgage servicing rights	723	1,230	1,657	1,072	703
Amortization	(773)	(786)	(825)	(759)	(793)
Changes in valuation allowance	24	4	56	(74)	225

Balance at end of period	$19,945	19,971	19,523	18,635	18,396

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As permitted, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0, $24 thousand and $11 thousand at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These balances represent the rights to service approximately $2.0 billion, $2.1 billion and $1.9 billion of mortgage loans at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses
     Other (non-interest) expenses totaled $81.9 million for the first quarter 2006 compared to $75.9 million for the same 2005 quarter, an increase of $6.0 million, or 7.89%.
     For the three months ended March 31, 2006, increases in operating costs compared to first quarter 2005 occurred as follows: salaries, wages, pension and employee benefits rose $3.6 million, primarily due to increased pension and postretirement benefits, as well as additional staff being added to revenue-generating positions created to implement strategic revenue initiatives; other expenses increased $1.5 million primarily attributable to increased marketing expense for targeted home equity lines of credit and deposit campaigns, while other categories of expense remain relatively consistent.
     The efficiency ratio of 61.9% for first quarter 2006 was worse than the efficiency ratio of 58.33% recorded for the first quarter, 2005. The efficiency ratio for the three months ended March 31, 2006 indicates 61.9 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $13.4 million and $13.3 million for the quarters ended March 31, 2006 and 2005, respectively. The effective federal income tax rate for the first quarter 2006 was 30.90% compared to 30.71% for the same quarter 2005. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2005 Form 10-K, as amended.

FINANCIAL CONDITION
Investment Securities
     The March 31, 2006 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to these unaudited consolidated financial statements. The Corporation has initiated a deleverage strategy to allow the investment portfolio to shrink by not replacing maturing securities. The proceeds of these maturing securities will be used to fund loan growth or pay down wholesale borrowings.
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
Allowance for Credit Losses
     During the fourth quarter of 2005, the Corporation reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	March 31,		December 31,		March 31,
	2006		2005		2005
Allowance for Loan Losses

Allowance for loan losses-beginning of period	$90,661		97,296		97,296
Provision for loan losses	6,106		43,820		11,614
Loans charged off	(14,914)		(69,105)		(16,740)
Recoveries on loans previously charged off	5,736		18,650		4,945

Allowance for loan losses-end of period	$87,589		90,661		97,115

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,072		5,774		5,774
Provision for credit losses	(219)		298		705

Balance at end of period	$5,853		6,072		6,479

Allowance for Credit Losses	$93,442		96,733		103,594

Annualized net charge-offs as a % of average loans	0.56%		0.76%		0.74%

Allowance for credit losses:
As a percentage of loans outstanding	1.40%		1.45%		1.59%

As a percentage of nonperforming loans	145.32%		155.36%		251.44%

As a multiple of annualized net charge offs	2.51	x	1.92	x	2.17	x

Allowance for loan losses:
As a percentage of loans outstanding	1.31%		1.36%		1.49%

As a percentage of nonperforming loans	136.22%		145.61%		235.71%

As a multiple of annualized net charge offs	2.35	x	1.80	x	2.03	x

     The allowance for credit losses decreased $3.3 million from December 31, 2005 to March 31, 2006 as compared to a decrease of $10.2 million from March 31, 2006 to March 31, 2005. The decrease was attributable to an overall improvement in criticized assets. The following tables show this overall trend in increased credit quality by specific asset and risk categories.

	At March 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$23,822	22,742		—	—	—	—	46,564
Allowance	8,338	2,194		—	—	—	—	10,532
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,654	1,525	—					20,179
Grade 1 allowance	76	2	—					78
Grade 2 loan balance	127,550	93,836	3,373					224,759
Grade 2 allowance	1,020	314	30					1,364
Grade 3 loan balance	292,279	325,591	8,198					626,068
Grade 3 allowance	2,008	1,449	209					3,666
Grade 4 loan balance	894,716	1,535,663	45,717					2,476,096
Grade 4 allowance	15,399	11,089	878					27,366
Grade 5 (Special Mention) loan balance	63,877	52,743	168					116,788
Grade 5 allowance	3,315	1,162	10					4,487
Grade 6 (Substandard) loan balance	56,843	52,220	2,901					111,964
Grade 6 allowance	6,335	2,833	360					9,528
Grade 7 (Doubtful) loan balance	582	325	—					907
Grade 7 allowance	183	31	—					214
Consumer loans based on payment status:
Current loan balances			5,015	1,492,098	768,903	131,267	599,300	2,996,583
Current loans allowance			66	16,820	2,283	3,663	947	23,779
30 days past due loan balance			261	12,218	1,992	2,143	10,661	27,275
30 days past due allowance			8	1,076	159	823	91	2,157
60 days past due loan balance			44	3,590	1,152	1,153	2,223	8,162
60 days past due allowance			5	928	254	717	60	1,964
90+ days past due loan balance			5	1,808	261	1,353	13,330	16,757
90+ days past due allowance			1	861	99	1,252	241	2,454

Total loans	$1,478,323	2,084,645	65,682	1,509,714	772,308	135,916	625,514	6,672,102

Total Allowance for Loan Losses	$36,674	19,074	1,567	19,685	2,795	6,455	1,339	87,589

	At December 31, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$27,515	18,254	—	—	—	—	—	45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	355,950	25,245					625,311
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669

Total loans	$1,428,297	2,091,186	70,619	1,524,355	778,697	145,592	628,581	6,667,327

Total Allowance for Loan Losses	$35,348	20,404	1,831	23,196	2,268	6,233	1,381	90,661

	At March 31, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$12,441	13,343	615	—	—	—	—	26,399
Allowance	5,006	2,638	615	—	—	—	—	8,259
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	19,294	1,440	—					20,734
Grade 1 allowance	66	2	—					68
Grade 2 loan balance	175,538	97,130	17,290					289,958
Grade 2 allowance	1,268	284	139					1,691
Grade 3 loan balance	282,167	293,395	4,830					580,392
Grade 3 allowance	2,149	1,177	243					3,569
Grade 4 loan balance	797,846	1,399,926	45,001					2,242,773
Grade 4 allowance	16,804	8,398	1,047					26,249
Grade 5 (Special Mention) loan balance	72,681	45,566	699					118,946
Grade 5 allowance	4,841	814	51					5,706
Grade 6 (Substandard) loan balance	108,551	67,622	134					176,307
Grade 6 allowance	14,439	3,039	20					17,498
Grade 7 (Doubtful) loan balance	415	344	22					781
Grade 7 allowance	154	42	9					205
Consumer loans based on payment status:
Current loan balances			13,788	1,571,910	673,797	133,229	612,532	3,005,256
Current loans allowance			208	19,914	1,731	3,766	1,139	26,758
30 days past due loan balance			1,138	14,897	2,546	1,501	11,214	31,296
30 days past due allowance			36	1,223	127	536	135	2,057
60 days past due loan balance			227	5,151	467	1,034	3,129	10,008
60 days past due allowance			25	1,165	67	573	115	1,945
90+ days past due loan balance			37	3,941	914	1,281	11,011	17,184
90+ days past due allowance			9	1,700	252	1,013	136	3,110

Total loans	$1,468,933	1,918,766	83,781	1,595,899	677,724	137,045	637,886	6,520,034

Total Allowance for Loan Losses	$44,727	16,394	2,402	24,002	2,177	5,888	1,525	97,115

      Total charge-offs were $9.2 million for the quarter ended March 31, 2006 down $2.6 million or 22.19% from the year ago quarter. First quarter charge-offs include $3.2 million that was taken to charge down $9.0 million in commercial non-accrual loans that were reclassified to loans held for sale due to a pending sale in the second quarter of 2006. These held for sale loans remain in the nonaccrual loan totals. Criticized commercial assets (“individually impaired,” “substandard” and “doubtful”) decreased $46.2 million and accounted for 7.47% of total commercial loans at March 31, 2006 compared with criticized commercial asset levels of 9.19% at March 31, 2005.
      Installment, home equity and credit card charge-offs were down $3.0 million from the prior year quarter reflecting the minimal negative residual impact from the October 2005 bankruptcy legislative change. Loans past due 90 days or more accruing interest were down $4.3 million or 18.60% from the prior year quarter reflecting the favorable trends in the retail portfolio.
Loans
     Total loans outstanding at March 31, 2006 were $6.7 billion compared to $6.7 billion at December 31, 2005 and $6.5 billion at March 31, 2005.
     The commercial loan portfolio for the 2006 first quarter increased by 5.35% over the prior year first quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $94.4 million of mortgage loans in the first quarter 2006, compared to $102.4 million in same quarter of 2005, and $509.9 million for the full year ended December 31, 2005, the majority of these loans were fixed rate mortgages and sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2006 can be found in the Net Interest Income section of this document.

	As of	As of	As of
	March 31,	December 31,	March 31,
(Dollars in thousands)	2006	2005	2005
Commercial loans	$3,562,968	3,519,483	3,382,102
Mortgage loans	625,514	628,581	637,885
Installment loans	1,509,714	1,524,355	1,601,498
Home equity loans	772,308	778,697	677,724
Credit card loans	135,916	145,592	137,044
Leases	65,682	70,619	83,781

Total Loans	$6,672,102	6,667,327	6,520,034

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
March 31, 2006
(Dollars in thousands)
Due in one year or less	$1,556
Due after one year but within five years	1,675
Due after five years	332

Totals	$3,563

Due after one year with a predetermined fixed interest rate	$940,204
Due after one year with a floating interest rate	1,066,692

Totals	$2,006,896

     The following table summarizes the Corporation’s nonperforming assets:

	March 31,	December 31,	March 31,
	2006	2005	2005
		(Dollars in thousands)
Nonperforming commercial loans	$56,258	54,176	34,207
Other nonaccrual loans:	8,044	8,086	6,994

Total nonperforming loans	64,302	62,262	41,201
Other real estate (“ORE”)	8,639	9,995	5,502

Total nonperforming assets	$72,941	72,257	46,703

Loans past due 90 day or more accruing interest	$18,640	17,931	22,899

Total nonperforming assets as a percentage of total loans and ORE	1.09%	1.08%	0.72%

     The allowance for credit losses covers nonperforming loans by 145.32% compared to 251.44% at the end of the prior year quarter. See Note 1 (Summary of Significant Accounting Policies) of the 2005 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Period End
	1Q06	4Q05	3Q05	2Q05	1Q05
	(Dollars in thousands)
Nonaccrual commercial loans beginning of period	$54,176	34,144	38,124	34,207	33,831

Credit Actions:
New	10,259	29,778	4,848	22,498	11,315
Loan and lease losses	(3,385)	(3,005)	(2,722)	(3,332)	(3,904)
Charged down	(2,681)	(5,285)	(253)	(2,444)	(1,874)
Return to accruing status	(368)	(1,179)	(228)	(801)	(2,130)
Payments and transfers to ORE	(1,743)	(277)	(5,625)	(12,004)	(3,031)

Nonaccrual commercial loans end of period	$56,258	54,176	34,144	38,124	34,207

     Nonaccrual commercial loans have increased $2.1 million during the first quarter of 2006. As previously mentioned a sale of nonaccrual loans has been scheduled for April 2006. These loans, which have a net book value of $5.8 million, have been reclassified as loans held for sale but still remain in the nonaccrual totals. Additionally, a sale of the collateral for a large commercial nonaccrual loan has also be been scheduled for auction during the second quarter of 2006, which will further reduce the nonaccrual loan balance.

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2006		December 31, 2005		March 31, 2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,462,671	—	1,466,106	—	1,447,226	—
Interest-bearing DDA	848,209	1.13%	827,829	0.71%	820,974	0.47%
Savings and money market accounts	2,292,865	1.90%	2,356,813	1.40%	2,392,023	1.08%
CDs and other time deposits	2,709,764	3.91%	2,647,908	3.28%	2,694,466	3.10%

Total customer deposits	$7,313,509	2.17%	7,298,656	1.72%	7,354,689	1.54%

Securities sold under agreements to repurchase	1,295,178	3.73%	1,409,135	3.22%	1,326,242	2.70%
Wholesale borrowings	433,257	5.58%	431,787	4.97%	412,149	4.98%

Total funds	$9,041,944		9,139,578		9,093,080

     Interest-bearing and noninterest-bearing demand deposits, on a combined basis, averaged $2.3 billion during the 2006 first quarter, up $42.7 million or 1.88% from first quarter 2005. Savings deposits, including money market savings accounts averaged $2.3 billion, $99.2 million or 4.15% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $56.5 million or 1.21%, and represented 62.95% of total average deposits for the first quarter, 2006 compared to 63.36% last year. The drop was attributable to heightened competition for core deposits within the Corporation’s regional banking areas.
     The weighted-average yield paid on interest-bearing core deposits during the quarter at 1.67% was 76 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.7 billion for the first quarter, up 0.57% from the same quarter last year. Average rates paid on CDs rose 81 basis points from 3.10% in the 2005 quarter to 3.91% this year. On a percentage basis, average CDs were 35.75% and 35.24%, respectively, of total interest-bearing funds for the March 31, 2006 and 2005 quarters.
     Securities sold under agreements to repurchase decreased to 17.09% of interest-bearing funds during the three months ended March 31, 2006 from 17.35% for the March 31, 2005 quarter. Interest-bearing liabilities funded 81.97% of average earning assets during the quarter ended March 31, 2006 and 81.15% during the quarter ended March 31, 2005. Wholesale funds increased to 5.72% of interest-bearing funds during the first quarter, 2006 from 5.39% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2005 was offset by the larger decrease in CDs. The funding mix from higher priced CDs towards less expensive securities sold under agreements to repurchase has helped to mitigate the decline in the net interest margin.

     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2006:

Maturing in:	Amount
(In thousands)
Under 3 months	$472,792
3 to 6 months	285,770
6 to 12 months	168,261
Over 1 year through 3 years	148,781
Over 3 years	44,723

$1,120,327

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

     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2006:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points
March 31, 2006	(1.14%)	(0.36%)	(1.00%)
March 31, 2005	(1.98%)	0.02%	(0.53%)
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2006:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points
March 31, 2006	(1.22%)	0.22%	(0.70%)
March 31, 2005	(5.17%)	(0.57%)	(2.56%)

Capital Resources
     Shareholders’ equity at March 31, 2006 totaled $870.6 million compared to $937.6 million at December 31, 2005 and $946.7 million at March 31, 2005. The $67.0 million reduction is primarily attributable to the accelerated repurchase program of treasury stock more fully described in Note 6 (Earnings Per Share) in these consolidated unaudited financial statements.
     The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
	2006		2005		2005
	(Dollars in thousands)
Consolidated
Total equity	$870,552	8.62%	937,580	9.23%	946,731	9.21%
Common equity	870,552	8.62%	937,580	9.23%	946,731	9.21%
Tangible common equity (a)	727,774	7.31%	794,579	7.93%	803,062	7.93%
Tier 1 capital (b)	802,619	9.89%	858,879	10.60%	862,706	10.96%
Total risk-based capital (c)	1,017,051	12.53%	1,075,987	13.28%	1,080,896	13.73%
Leverage (d)	802,619	8.00%	858,879	8.48%	862,706	8.54%

Bank Only
Total equity	$707,544	7.01%	712,378	7.02%	774,218	7.66%
Common equity	707,544	7.01%	712,378	7.02%	774,218	7.66%
Tangible common equity (a)	564,766	5.68%	569,377	5.69%	630,549	6.33%
Tier 1 capital (b)	728,795	9.00%	722,814	8.94%	779,267	9.92%
Total risk-based capital (c)	940,498	11.61%	937,233	11.59%	994,856	12.67%
Leverage (d)	$728,795	7.28%	722,814	7.15%	779,267	7.73%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2006, the Corporation’s risk-based capital equaled 12.53% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.28 per share paid in the first quarter, has an indicated annual rate of $1.12 per share.

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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities and unused wholesale sources of liquidity. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $543.8 million at March 31, 2006.
     Funding Trends for the Quarter - During the three months ended March 31, 2006, total average deposits increased $14.9 million from the linked quarter as certificates of deposit were allowed to mature without rollover.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the first quarter ended March 31, 2006, FirstMerit Bank paid FirstMerit Corporation $24.0 million in dividends. As of March 31, 2006, FirstMerit Bank had an additional $5.3 million available to pay dividends without regulatory approval.
Critical Accounting Policies
     The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies)

and Note 4 (Allowance for Loan Losses), as described in the 2005 Form 10-K, as amended, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2005 Form 10-K, as amended. Accounting for mortgage servicing rights was also discussed in the 2005 Form 10-K, as amended in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2005 Form 10-K, as amended. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2005 Form 10-K, as amended as well as Note 10 (Benefit Plans) in these consolidated financial statements.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest swaps, hedges, forward interest rate swap agreements, IRLCs and forward sales agreements, TBA securities, options and swaptions is included in Note 8 (Accounting for Derivatives) in these consolidated unaudited financial statements and in Note 17 to the 2005 Form 10-K, as amended.
Forward-looking Safe-harbor Statement
     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s 2005 Form 10-K, as amended, as amended.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, the Corporation is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2006 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)(3)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2005:				—
January 1, 2006 - January 31, 2006				3,000,000
	2,500,000	25.97	2,500,000	500,000
February 1, 2006 - February 28, 2006	10,183	—	—	500,000
March 1, 2006 - March 31, 2006	108,405	—	103,728	396,272

Balance as of March 31, 2006:	2,618,588	$24.80	2,603,728	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	On January 20, 2006, the Corporation entered into an accelerated share repurchase arrangement with Goldman, Sachs & Co. to repurchase 2.5 million common shares. The initial price paid per common share was $25.97. The repurchased common shares were subject to a volume weighted average share price during the repurchase period that ended on March 29, 2006. The 103,728 shares received by the Corporation as a purchase price adjustment at settlement, as well as the repurchased common shares, were reflected in treasury stock on the consolidated balance sheet to be used solely to satisfy the obligations of the Corporation under its various employee stock option, thrift savings, purchase programs or other corporate purpose.

(3)	14,860 of these common shares were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)

4.3	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.4	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.8	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

10.1	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006)

10.2	Executive Cash Incentive Plan (incorporated by reference from the Form 8-K filed by the registrant on February 21, 2006)

Exhibit
Number
31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

	By:	/s/ TERRENCE E. BICHSEL

Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer

DATE: May 5, 2006