Form 10-Q
period 2006-06-30
FIRSTMERIT CORP /OH/
filed 2006-08-04
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 31, 2006 80,060,459 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
FirstMerit Corporation and
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential
RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.5
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2005, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2006	2005	2005

ASSETS
Cash and due from banks	$228,690	225,953	201,240
Investment securities (at fair value)	2,436,086	2,546,496	2,828,127
Federal funds sold	25,000	—	890
Loans held for sale	49,207	42,566	52,555
Loans:
Commercial loans	3,659,687	3,519,483	3,422,758
Mortgage loans	618,560	628,581	634,777
Installment loans	1,561,757	1,524,355	1,601,022
Home equity loans	763,585	778,697	737,207
Credit card loans	136,966	145,592	138,335
Leases	64,214	70,619	76,286

Total loans	6,804,769	6,667,327	6,610,385
Less allowance for loan losses	(87,727)	(90,661)	(92,808)

Net loans	6,717,042	6,576,666	6,517,577
Premises and equipment, net	119,233	120,420	118,038
Goodwill	139,245	139,245	139,245
Intangible assets	3,311	3,756	4,200
Accrued interest receivable and other assets	536,959	499,257	452,083

Total assets	$10,254,773	10,154,359	10,313,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,466,628	1,523,731	1,439,800
Demand-interest bearing	842,354	830,248	834,315
Savings and money market accounts	2,261,557	2,304,177	2,350,829
Certificates and other time deposits	2,831,700	2,575,494	2,548,913

Total deposits	7,402,239	7,233,650	7,173,857

Securities sold under agreements to repurchase	1,156,346	1,426,037	1,699,337
Wholesale borrowings	658,720	401,104	333,627
Accrued taxes, expenses, and other liabilities	166,770	155,988	131,118

Total liabilities	9,384,075	9,216,779	9,337,939

Commitments and contingencies Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at June 30, 2006, December 31, 2005 and June 30, 2005	127,937	127,937	127,937
Capital surplus	105,397	108,210	108,736
Accumulated other comprehensive loss	(62,013)	(42,850)	(19,651)
Retained earnings	1,007,346	994,487	977,052
Treasury stock, at cost, 11,968,035, 9,691,424 and 8,504,487 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	(307,969)	(250,204)	(218,058)

Total shareholders’ equity	870,698	937,580	976,016

Total liabilities and shareholders’ equity	$10,254,773	10,154,359	10,313,955

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Six months ended
(Unaudited)	June 30,		June 30,
(In thousands except per share data)	2006	2005	2006	2005

Interest income:
Interest and fees on loans, including held for sale	$123,450	105,975	241,190	206,124
Interest and dividends on investment securities and federal funds sold	24,820	27,802	50,152	55,494

Total interest income	148,270	133,777	291,342	261,618

Interest expense:
Interest on deposits:
Demand-interest bearing	2,583	1,230	4,945	2,186
Savings and money market accounts	12,079	7,517	22,827	13,892
Certificates and other time deposits	29,326	20,696	55,427	41,296
Interest on securities sold under agreements to repurchase	12,957	10,624	24,880	19,465
Interest on wholesale borrowings	5,595	5,933	11,560	10,992

Total interest expense	62,540	46,000	119,639	87,831

Net interest income	85,730	87,777	171,703	173,787
Provision for loan losses	13,159	5,972	19,265	17,586

Net interest income after provision for loan losses	72,571	81,805	152,438	156,201

Other income:
Trust department income	5,744	5,684	11,138	11,189
Service charges on deposits	18,010	17,800	34,076	32,620
Credit card fees	11,478	10,523	22,149	19,934
ATM and other service fees	3,273	3,298	6,381	6,257
Bank owned life insurance income	5,310	3,024	8,296	6,098
Investment services and insurance	2,581	2,828	5,178	5,686
Investment securities gains, net	4	(25)	20	1,847
Loan sales and servicing income	2,833	1,520	4,278	2,653
Other operating income	2,845	5,443	5,959	8,750

Total other income	52,078	50,095	97,475	95,034

Other expenses:
Salaries, wages, pension and employee benefits	46,721	41,351	89,752	80,744
Net occupancy expense	6,120	5,881	12,669	12,417
Equipment expense	2,914	3,002	5,872	6,187
Stationery, supplies and postage	2,403	2,484	4,856	4,945
Bankcard, loan processing and other costs	7,417	5,444	13,244	11,168
Professional services	3,738	3,843	6,501	5,993
Amortization of intangibles	222	222	445	445
Other operating expense	15,683	17,170	33,778	33,409

Total other expenses	85,218	79,397	167,117	155,308

Income before federal income tax expense	39,431	52,503	82,796	95,927
Federal income tax expense	11,770	16,358	25,171	29,694

Net income	$27,661	36,145	57,625	66,233

Other comprehensive income (loss), net of taxes
Unrealized securities’ holding gain (loss), net of taxes	(8,652)	18,111	(18,400)	(4,493)
Unrealized hedging gain (loss), net of taxes	37	538	(750)	556
Minimum pension liability adjustment, net of taxes	—	(122)	—	(305)
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	3	(16)	13	1,201

Total other comprehensive income (loss), net of taxes	(8,618)	18,543	(19,163)	(5,443)

Comprehensive income	$19,043	54,688	38,462	60,790

Net income applicable to common shares	$27,661	36,145	57,625	66,233

Net income used in diluted EPS calculation	$27,666	36,152	57,635	66,247

Weighted average number of common shares outstanding — basic	79,983	83,603	80,177	83,849

Weighted average number of common shares outstanding — diluted	80,203	83,890	80,420	84,187

Basic earnings per share	$0.35	0.43	0.72	0.79

Diluted earnings per share	$0.35	0.43	0.72	0.79

Dividend per share	$0.28	0.27	0.56	0.54

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Unaudited)	2006	2005
	(In thousands)
Operating Activities
Net income	$57,625	66,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,265	17,586
Provision for depreciation and amortization	7,251	6,801
Amortization of investment securities premiums, net	1,464	2,198
Accretion of income for lease financing	(1,941)	(2,335)
Gains on sales of investment securities, net	(20)	(1,847)
(Increase) decrease in interest receivable	1,912	(1,690)
Increase in interest payable	7,620	330
Increase in prepaid assets	(4,337)	(3,175)
Increase in bank owned life insurance	(4,278)	(6,100)
Originations of loans held for sale	(167,936)	(175,771)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	161,653	171,026
(Gains) losses on sales of loans, net	(358)	573
Amortization of intangible assets	445	445
Other changes	(1,885)	(2,046)

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,480	72,228
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	—	87,524
Available-for-sale — maturities	255,007	249,222
Purchases of available-for-sale investment securities	(174,370)	(310,887)
Net (increase) decrease in fed funds sold	(25,000)	685
Net increase in loans and leases, except sales	(170,541)	(197,667)
Purchases of premises and equipment	(8,017)	(4,783)
Sales of premises and equipment	1,953	1,142

NET CASH USED BY INVESTING ACTIVITIES	(120,968)	(174,764)
Financing Activities
Net decrease in demand accounts	(44,997)	(38,023)
Net decrease in savings and money market accounts	(42,620)	(33,681)
Net increase (decrease) in certificates and other time deposits	256,206	(119,886)
Net increase (decrease) in securities sold under agreements to repurchase	(269,691)	362,866
Net increase in wholesale borrowings	257,616	30,562
Cash dividends — common	(44,766)	(45,983)
Purchase of treasury shares	(65,430)	(25,605)

Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	907	4,474

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,225	134,724

Increase in cash and cash equivalents	2,737	32,188
Cash and cash equivalents at beginning of period	225,953	169,052

Cash and cash equivalents at end of period	$228,690	201,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$69,702	49,660

Federal income taxes	$25,150	30,020

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No.156 is effective for the first fiscal year that begins after September 15, 2006, but permits earlier adoption. Management has not elected to early adopt and does not anticipate that adoption will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interest that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”.) This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN 48 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     On July 13, 2006 the FASB also issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP amends SFAS No. 13 to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effect of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The Corporation is currently evaluating the impact of FSP FAS 13-2 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$959,392	—	26,827	932,565
Obligations of state and political subdivisions	103,376	780	514	103,642
Mortgage-backed securities	1,213,682	153	61,615	1,152,220
Other securities	247,375	2,752	2,468	247,659

	$2,523,825	3,685	91,424	2,436,086

	Book Value	Fair Value

Due in one year or less	$352,238	347,932
Due after one year through five years	1,967,860	1,885,006
Due after five years through ten years	73,518	71,832
Due after ten years	130,209	131,316

	$2,523,825	2,436,086

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$926,459	1	22,056	904,404
Obligations of state and political subdivisions	92,378	1,512	53	93,837
Mortgage-backed securities	1,338,694	819	39,964	1,299,549
Other securities	248,376	2,071	1,741	248,706

	$2,605,907	4,403	63,814	2,546,496

		Fair
	Book Value	Value

Due in one year or less	$150,505	149,204
Due after one year through five years	2,158,175	2,101,053
Due after five years through ten years	178,355	176,118
Due after ten years	118,872	120,121

	$2,605,907	2,546,496

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasury securities	747	34	3	778
U.S. Government agency obligations	$973,290	434	13,200	960,524
Obligations of state and political subdivisions	100,128	2,474	30	102,572
Mortgage-backed securities	1,526,454	2,090	20,409	1,508,135
Other securities	255,805	1,599	1,286	256,118

	$2,856,424	6,631	34,928	2,828,127

		Fair
	Book Value	Value

Due in one year or less	$140,094	138,877
Due after one year through five years	2,326,571	2,297,868
Due after five years through ten years	256,565	256,768
Due after ten years	133,194	134,614

	$2,856,424	2,828,127

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.8 billion at June 30, 2006, $1.9 billion at December 31, 2005, and $2.0 billion at June 30, 2005.
     At June 30, 2006, December 31, 2005 and June 30, 2005, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.6 million for each period. At June 30, 2006, December 31, 2005 and June 30, 2005, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $111.2 million, $108.1 million and $105.2 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
     The following tables show the unrealized losses that have not been recognized as other-than-temporary in accordance with FASB Staff Position (“FSP) No. FAS 115-1. Management believes that due to the credit-worthiness of the issuers and the fact that the Corporation has the intent and the ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values is temporary in nature.

	At June 30, 2006
	Less than 12 months		12 months or longer			Total
					No.
Description of		Unrealized		Unrealized	Securities		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$141,141	(738)	761,424	(26,089)	39	902,565	(26,827)
Obligations of states and political subdivisions	30,268	(426)	2,261	(88)	4	32,529	(514)
Mortgage-backed securities	96,579	(2,495)	1,024,252	(59,120)	57	1,120,831	(61,615)
Other securities	40,210	(1,718)	38,809	(750)	5	79,019	(2,468)

Total temporarily impaired securities	$308,198	(5,377)	1,826,746	(86,047)	105	2,134,944	(91,424)

	At December 31, 2005
	Less than 12 months		12 months or longer			Total
					No.
Description of		Unrealized		Unrealized	Securities		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$289,001	(5,361)	615,319	(16,695)	33	904,320	(22,056)
Obligations of states and political subdivisions	3,795	(11)	1,988	(42)	3	5,783	(53)
Mortgage-backed securities	420,506	(7,630)	834,827	(32,334)	41	1,255,333	(39,964)
Other securities	79,095	(1,232)	14,403	(509)	3	93,498	(1,741)

Total temporarily impaired securities	$792,397	(14,234)	1,466,537	(49,580)	80	2,258,934	(63,814)

	At June 30, 2005
	Less than 12 months		12 months or longer			Total
					No.
Description of		Unrealized		Unrealized	Securities		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$247	(3)	—	—	—	247	(3)
U.S. Government agency obligations	385,285	(2,057)	536,901	(11,144)	30	922,186	(13,201)
Obligations of states and political subdivisions	4,633	(13)	1,724	(6)	2	6,357	(19)
Mortgage-backed securities	526,963	(3,241)	792,859	(17,168)	37	1,319,822	(20,409)
Other securities	18,243	(245)	40,723	(1,041)	6	58,966	(1,286)

Total temporarily impaired securities	$935,371	(5,559)	1,372,207	(29,359)	75	2,307,578	(34,918)

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
     The activity within the ALL for the three and six months ended June 30, 2006 and 2005 and the full year ended December 31, 2005 is shown in the following table:

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended	Year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2006	2005	2006	2005	2005

Allowance for loan losses-beginning of period	$87,589	97,115	90,661	97,296	97,296
Loans charged off:
Commercial	10,086	4,502	16,152	8,653	19,349
Mortgage	325	415	698	682	1,721
Installment	4,524	6,514	10,554	14,057	29,307
Home equity	1,146	571	1,766	1,323	4,340
Credit cards	1,951	2,662	3,725	5,082	11,320
Leases	6	758	57	2,365	3,068

Total charge-offs	$18,038	15,422	32,952	32,162	69,105

Recoveries:
Commercial	945	1,184	2,382	2,212	4,166
Mortgage	30	52	86	107	190
Installment	2,965	2,580	6,111	5,305	9,495
Home equity	307	318	685	611	1,302
Credit cards	585	734	1,034	1,310	2,348
Manufactured housing	84	147	185	355	710
Leases	101	129	270	189	439

Total recoveries	$5,017	5,144	10,753	10,089	18,650

Net charge-offs	$13,021	10,278	22,199	22,073	50,455
Provision for loan losses	13,159	5,971	19,265	17,585	43,820

Allowance for loan losses-end of period	$87,727	92,808	87,727	92,808	90,661

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2005 Form 10-K, as amended more fully describe the components of the allowance for loan loss model.

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At June 30, 2006			At December 31, 2005			At June 30, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:

Deposit base intangible assets	$10,137	6,826	3,311	10,137	6,381	3,756	10,137	5,937	4,200

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended June 30, 2006 and 2005. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at December 31, 2005:
For the years ended:

December 31, 2006	$889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
     During the first quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated utilizing the treasury stock method and presented as follows:

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
BASIC EPS:
Net income applicable to common shares	$27,661	36,145	57,625	66,233

Average common shares outstanding	79,983	83,603	80,177	83,849

Net income per share — basic	$0.35	0.43	0.72	0.79

DILUTED EPS:

Net income available to common shares	$27,661	36,145	57,625	66,233
Add: interest expense on convertible bonds	5	7	10	14

	27,666	36,152	57,635	66,247

Avg common shares outstanding	79,983	83,603	80,177	83,849
Add: Equivalents from stock options and restricted stock	170	235	193	285
Add: Equivalents-convertible bonds	50	52	50	53

Average common shares and equivalents outstanding	80,203	83,890	80,420	84,187

Net income per common share — diluted	$0.35	0.43	0.72	0.79

     For the quarters ended June 30, 2006 and 2005, options to purchase 6.7 million and 5.8 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three-month and six-month periods ended June 30, 2006 and 2005 and the full year ended December 31, 2005:

	Supercommunity		Parent Company and				FirstMerit
	Banking		Other Subsidiaries		Eliminations		Consolidated
June 30, 2006	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$83,714	167,758	28,073	56,049	(26,057)	(52,104)	85,730	171,703
Provision for loan losses	13,160	19,313	(1)	(48)	—	—	13,159	19,265
Other income	52,078	97,475	—	—	—	—	52,078	97,475
Other expenses	82,757	163,443	2,458	3,665	3	9	85,218	167,117
Net income	28,305	57,642	29,153	60,597	(29,797)	(60,614)	27,661	57,625
AVERAGES (millions) :
Assets	$9,944	9,979	1,081	1,091	(973)	(993)	10,052	10,077
Loans	6,728	6,711	3	3	—	—	6,731	6,714
Earning assets	9,169	9,205	1,040	1,045	(1,035)	(1,040)	9,174	9,210
Deposits	7,458	7,407	—	—	(32)	(37)	7,426	7,370
Shareholders’ equity	714	718	1,047	1,057	(891)	(895)	870	880

	Supercommunity	Parent Company and		FirstMerit
	Banking	Other Subsidiaries	Eliminations	Consolidated
December 31, 2005	YTD	YTD	YTD	YTD
OPERATIONS (thousands) :
Net interest income	$342,089	200,687	(193,781)	348,995
Provision for loan losses	43,853	(33)	—	43,820
Other income	190,056	410	—	190,466
Other expenses	309,213	4,287	8	313,508
Net income	128,427	137,933	(135,877)	130,483
AVERAGES (millions) :
Assets	$10,177	1,253	(1,165)	10,265
Loans	6,605	6	—	6,611
Earning assets	9,418	1,116	(1,100)	9,434
Deposits	7,334	—	(36)	7,298
Shareholders’ equity	800	1,151	(984)	967

	Supercommunity		Parent Company and				FirstMerit
	Banking		Other Subsidiaries		Eliminations		Consolidated
June 30, 2005	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$86,120	170,552	27,234	53,029	(25,577)	(49,794)	87,777	173,787
Provision for loan losses	5,820	17,586	152	—	—	—	5,972	17,586
Other income	49,933	94,719	162	315	—	—	50,095	95,034
Other expenses	78,046	152,765	1,347	2,536	4	7	79,397	155,308
Net income	35,938	65,571	38,328	69,626	(38,121)	(68,964)	36,145	66,233
AVERAGES (millions) :
Assets	$10,242	10,194	1,248	1,254	(1,161)	(1,170)	10,329	10,278
Loans	6,597	6,543	4	4	—	—	6,601	6,547
Earning assets	9,473	9,438	1,113	1,114	(1,097)	(1,098)	9,489	9,454
Deposits	7,357	7,380	—	—	(35)	(42)	7,322	7,338
Shareholders’ equity	798	799	1,146	1,154	(982)	(983)	962	970
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, in accounting for its derivative activities.
     At June 30, 2006, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     During 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective. The Corporation has not entered into any new forward swap agreements and the one remaining swap will mature in August, 2006.
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded to current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded to current earnings. During 2003, the Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are accounted for utilizing the long-haul method of accounting and any hedge ineffectiveness is reported in other operating expense.
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Components of Net Periodic Pension Cost Service Cost	$1,771	1,597	3,542	3,194
Interest Cost	2,282	2,206	4,564	4,413
Expected return on assets	(2,837)	(2,875)	(5,674)	(5,751)
Amortization of unrecognized:
Prior service costs	45	57	90	114
Cumulative net loss	1,480	863	2,960	1,726

Net periodic pension cost	$2,741	1,848	5,482	3,696

	Postretirement Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Components of Net Periodic Postretirement Cost Service Cost	$187	201	374	402
Interest Cost	416	386	831	772
Amortization of unrecognized prior service costs	(135)	(135)	(270)	(270)
Cumulative net loss	107	24	214	48

Net periodic postretirement cost	$575	476	1,149	952

     The Corporation does not anticipate making a contribution to the pension plan during 2006.
     On May 18, 2006 the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualify as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on current period earnings.
10. Share-Based Compensation — The Corporation’s 1987, 1992, 1993, 1996, 1997, 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 10,609,528 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted)

shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant.
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
     The Corporation adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Corporation previously elected to use APB No. 25 and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
     Pro forma information regarding net income and earning per share for the three and six months ended June 30, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. The financial statements for the prior interim periods and fiscal years do not reflect any compensation expense calculated under the fair-value method.

	Quarter	Six months
	ended	ended
	June 30, 2005	June 30, 2005
Net income, as reported	$36,145	66,233
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(937)	(1,682)

Pro forma net income	$35,208	64,551

Pro forma EPS — Basic	$0.42	0.77
Pro forma EPS — Diluted	$0.42	0.77
Reported EPS — Basic	$0.43	0.79
Reported EPS — Diluted	$0.43	0.79

Assumptions:

Dividend yield	4.12%	4.02%
Expected volatility	26.72%	28.48%
Risk free interest rate	3.85 - 4.04%	3.77 - 4.04%
Expected lives	5 Years	5 Years

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
     The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. Expected volatilities are based on implied volatilities from historical volatility of the Corporation’s stock, and other factors. The Corporation uses historical data to estimate option exercise and employee termination with the valuation model. The expected term of options granted is derived from the output of the option valuation model and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Assumptions:
Dividend yield	4.24%	4.02%
Expected volatility	23.50%	28.39%
Risk free interest rate	4.88	3.77 - 4.38%
Expected lives	4.92 years	5 years
     On December 27, 2005, with the approval of the Compensation Committee of the Board of Directors, the Corporation accelerated the vesting of unvested out-of-the-money stock options (“Options”) outstanding under the Amended and Restated 2002 Stock Plan.
     The decision to accelerate these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Corporation’s income statement in future periods upon the adoption of SFAS No. 123(R). The Compensation Committee of the Board of Directors of the Corporation is authorized under the 2002 Plan to prescribe the time of the exercise of stock options and to accelerate the time at which stock options become exercisable. As a result of this decision, the Corporation reduced the after-tax stock option expense it would have been required to record by approximately $2.3 million in 2006 and $1.5 million in 2007.
     As a result of this vesting acceleration, options to purchase approximately 1.7 million shares became exercisable immediately. These Options would have vested through February 2008. Based upon the Corporation’s closing price of $26.32, on December 27, 2005, all of the Options accelerated were out-of-the-money, that is, the Options’ exercise price was greater than the current market value of the Corporation’s stock. The number of shares, exercise prices and terms of the Options, subject to acceleration, remain the same.

     A summary of stock option activity under the Plans as of June 30, 2006, and changes during the six months then ended is as follows:

			Weighted—Average
	Shares	Weighted—Average	Remaining	Aggregate Intrinsic
Options	(000’s)	Exercise Price	Contractual Term	Value (000’s)

Outstanding at January 1, 2006	7,495	$25.66
Granted	501	24.16
Exercised	(57)	16.49
Forfeited	(25)	25.22
Expired	(237)	26.72

Outstanding at June 30, 2006	7,677	25.59	5.78	$1,683

Exercisable at June 30, 2006	6,861	$25.71	5.49	$1,492

     The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $4.20. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.4 million.
     Cash received from option exercise under all share-based payment arrangements for the six months ended June 30, 2006 was a $0.9 million. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.1 million.
     The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. During the first quarter of 2006 the Corporation repurchased 2.6 million common shares of stock which Management estimates will be adequate to cover option exercises for the full year.
     At June 30, 2006, there was $2.2 million of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted average period of 1.33 years.
     A summary of the status of the Corporation’s nonvested shares as of December 31, 2005, and changes during the six months ended June 30, 2006, is as follows:

		Weighted—Average
	Shares	Grant—Date
Nonvested (restricted) Shares	(000’s)	Fair Value

Nonvested at January 1, 2006	68	$24.52
Granted	287	24.18
Vested	(29)	23.76
Forfeited or expired	(1)	24.18

Nonvested at June 30, 2006	325	$24.14

     As of June 30, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested (restricted) share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.91 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.7 million.
     In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. At retirement, all unvested awards immediately vest. As required by SFAS 123(R), the Corporation began accelerating the recognition of compensation costs for share-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the awards. Compensation cost for awards granted or modified after the adoption of SFAS 123(R) will be recognized over a period to the date an employee first becomes eligible for retirement. In accordance with this change in policy, share-based compensation for the three months ending June 30, 2006 included expense of $2.8 million for share-based compensation that was granted to retirement-eligible employee participants.
     The total share-based compensation expense recognized during the six months ended June, 30, 2006 was $4.1 million and the related tax benefits thereto was $1.5 million.

11. Contingencies — The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, the Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters will not have a material effect on the Corporation’s financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended
	June 30, 2006			December 31, 2005			June 30, 2005
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$188,915			194,485			197,548
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,054,338	20,102	3.92%	2,416,360	91,814	3.80%	2,478,319	23,722	3.84%
Obligations of states and political subdivisions (tax exempt)	88,144	1,490	6.78%	99,487	6,707	6.74%	99,756	1,673	6.73%
Other securities and federal funds sold	249,726	3,823	6.14%	255,568	12,291	4.81%	255,743	3,037	4.76%

Total investment securities and federal funds sold	2,392,208	25,415	4.26%	2,771,415	110,812	4.00%	2,833,818	28,432	4.02%

Loans held for sale	51,269	512	4.01%	52,740	2,854	5.41%	54,409	804	5.93%
Loans	6,730,531	122,990	7.33%	6,610,509	430,402	6.51%	6,601,204	105,196	6.39%

Total earning assets	9,174,008	148,917	6.51%	9,434,664	544,068	5.77%	9,489,431	134,432	5.68%
Allowance for loan losses	(86,583)			(94,118)			(96,342)
Other assets	775,283			729,398			738,530

Total assets	$10,051,623			10,264,429			10,329,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$1,455,229	—	—	1,466,106	—	—	1,470,673	—	—
Demand - interest bearing	865,563	2,583	1.20%	827,829	5,871	0.71%	834,708	1,230	0.59%
Savings and money market accounts	2,280,657	12,079	2.12%	2,356,813	32,944	1.40%	2,370,280	7,517	1.27%
Certificates and other time deposits	2,824,580	29,326	4.16%	2,647,908	86,764	3.28%	2,646,199	20,696	3.14%

Total deposits	7,426,029	43,988	2.38%	7,298,656	125,579	1.72%	7,321,860	29,443	1.61%

Securities sold under agreements to repurchase	1,212,470	12,957	4.29%	1,409,135	45,423	3.22%	1,385,644	10,624	3.08%
Wholesale borrowings	371,309	5,595	6.04%	431,787	21,449	4.97%	498,088	5,933	4.78%

Total interest bearing liabilities	7,554,579	62,540	3.32%	7,673,472	192,451	2.51%	7,734,919	46,000	2.39%

Other liabilities	171,581			158,125			161,336

Shareholders’ equity	870,234			966,726			962,239

Total liabilities and shareholders’ equity	$10,051,623			10,264,429			10,329,167

Net yield on earning assets	$9,174,008	86,377	3.78%	9,434,664	351,617	3.73%	9,489,431	88,432	3.74%

Interest rate spread			3.19%			3.26%			3.30%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited) Continued
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Six months ended			Six months ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$191,465			194,163
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,107,527	40,951	3.92%	2,496,528	47,540	3.84%
Obligations of states and political subdivisions (tax exempt)	89,376	3,018	6.81%	100,659	3,436	6.88%
Other securities	245,278	7,265	5.97%	253,816	5,743	4.56%

Total investment securities	2,442,181	51,234	4.23%	2,851,003	56,719	4.01%

Federal funds sold	3,635	85	4.72%	2,083	57	5.52%
Loans held for sale	49,708	1,597	6.48%	53,825	1,431	5.36%
Loans	6,714,222	239,663	7.20%	6,546,926	204,742	6.31%

Total earning assets	9,209,746	292,579	6.41%	9,453,837	262,949	5.61%

Allowance for loan losses	(88,396)			(96,390)
Other assets	764,305			726,859

Total assets	$10,077,120			10,278,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,458,807	—	—	1,459,014	—	—
Demand — interest bearing	856,934	4,945	1.16%	827,879	2,186	0.53%
Savings and money market accounts	2,286,727	22,827	2.01%	2,381,092	13,892	1.18%
Certificates and other time deposits	2,767,489	55,427	4.04%	2,670,199	41,296	3.12%

Total deposits	7,369,957	83,199	2.28%	7,338,184	57,374	1.58%

Securities sold under agreements to repurchase	1,253,596	24,880	4.00%	1,356,106	19,465	2.89%
Wholesale borrowings	402,111	11,560	5.80%	455,357	10,992	4.87%

Total interest bearing liabilities	7,566,857	119,639	3.19%	7,690,633	87,831	2.30%

Other liabilities	171,858			158,804

Shareholders’ equity	879,598			970,018

Total liabilities and shareholders’ equity	$10,077,120			10,278,469

Net yield on earning assets	$9,209,746	172,940	3.79%	9,453,837	175,118	3.74%

Interest rate spread			3.22%			3.31%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

RESULTS OF OPERATIONS
     FirstMerit Corporation reported second quarter 2006 net income of $27.7 million, or $0.35 per diluted share. This compares with $36.1 million, or $0.43 per diluted share, for the second quarter 2005. Returns on average common equity (“ROE”) and average assets (“ROA”) for 2006 second quarter were 12.75% and 1.10%, respectively, compared with 15.07% and 1.40% for the second quarter 2005.
     For the first six months of 2006, the Corporation reported net income of $57.6 million, or $0.72 per diluted share, compared with $66.2 million, or $0.79 per diluted share, for the first six months of 2005.
     Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus non-interest income net of securities transactions, totaled $138.5 million for the second quarter 2006, compared with $138.6 million reported in the second quarter 2005. FTE net interest income was $86.4 million for the second quarter 2006, a decline of $2.1 million, or 2.32%, compared with the year-ago quarter. During the quarter, the net interest margin expanded 4 basis points to 3.78%, from 3.74% in the second quarter 2005.
     The Corporation expanded its net interest margin amidst a challenging interest rate environment by taking advantage of opportunities within its flexibly structured investment portfolio. For the second quarter 2006, average investment securities accounted for 23.80% of average assets, compared with 27.44% for the second quarter 2005. The $441.6 million, or 15.58%, reduction in the securities portfolio supported a $300.0 million, or 15.92%, reduction of average borrowed funds, along with $129.3 million, or 1.96%, growth in the average loan portfolio. Average commercial loan growth of $168.1 million, or 4.89%, and average home equity loan growth of $68.1 million, or 9.68%, offset declining average balances in the mortgage, installment and lease portfolios.
     Non-interest income excluding securities transactions totaled $52.1 million for the second quarter 2006, compared with $50.1 million for the second quarter 2005, an increase of $2.0 million, or 3.90%. Credit card fees increased $1.0 million, or 9.08%, and service charges increased $0.2 million, or 1.18%. Compared with the first quarter 2006, credit card fees increased $0.8 million, or 7.56%, and deposit service charges rose $1.9 million, or 12.10%.
     Non-interest expense totaled $85.2 million for the second quarter 2006, compared with $79.4 million for the second quarter 2005. Salary, wages, pension and employee benefits increased $5.4 million, or 12.99%, driven primarily by the increase in share-based compensation expense of $3.3 million. Additionally, expenses related to organizational restructurings also increased overall non-interest expense during the quarter. The organizational changes are part of the Corporation’s initiatives to improve efficiency and generate revenue through a realigned and streamlined business structure.
     Net charge-offs totaled $13.0 million in the second quarter 2006, compared with $10.3 million for the second quarter 2005, or 0.78% and 0.62% of average loans, respectively.

     The Corporation’s longer term trend of improving charge-off levels was interrupted by costs related to a credit relationship that accounted for $6.6 million of the quarter’s total net charge-offs. The Company expects to return to its trend of lower charge-off levels for the balance of 2006. As of June 30, 2006, nonperforming assets were $58.8 million, or 0.86%, of period-end loans plus other real estate, compared with $54.0 million, or 0.82%, at June 30, 2005. Nonperforming assets declined $14.2 million, or 19.41%, from March 31, 2006.
     The Corporation recorded $13.2 million of loan loss provision in the second quarter 2006, compared with loan loss provision of $6.0 million in the second quarter 2005. On June 30, 2006, criticized commercial assets accounted for 6.93% of total commercial loans, compared with criticized commercial asset levels of 7.59% on June 30, 2005.
     At June 30 2006, the allowance for loan losses was 1.29% of loans, compared with 1.36% at December 31, 2005. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.37% at June 30, 2006, compared with 1.45% at December 31, 2005.
     Assets at June 30, 2006, totaled $10.3 billion, equivalent to $10.3 billion total at June 30, 2005. Period-end loan growth of $194.4 million, or 2.94%, was driven by a $236.9 million, or 6.90% increase in the commercial lending portfolio, offsetting declines in the mortgage, installment and leasing portfolios.
     Deposits totaled $7.4 billion at June 30, 2006, an increase of $228.4 million, or 3.18%, from June 30, 2005. Non interest bearing demand deposit accounts (DDA) increased $26.8 million, or 1.86%, over that time. For the second quarter of 2006, average deposits increased $104.2 million, or 1.42%, compared with the second quarter of 2005.
     Shareholders’ equity was $870.7 million at June 30, 2006. The Corporation’s capital position remains strong as tangible equity to assets was 7.20% at quarter-end. The common dividend per share paid in the second quarter 2006 was $0.28, a $0.01 increase from the second quarter 2005.

Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2006 was $85.7 million compared to $87.8 million for the three months ended June 30, 2005. Net interest income for the six months ended June 30, 2006 was $152.4 million compared to $156.2 million for the six months ended June 30, 2005. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $0.6 million and $0.7 million for the quarters ending June 30, 2006 and 2005, respectively.
     FTE net interest income for the quarter ended June, 2006 was $86.4 million compared to $88.4 million for the three months ended June, 2005. The $2.0 million decrease in FTE net interest income occurred because the $16.5 million increase in interest expense, compared to the same quarter last year, was more than the $14.5 million increase in interest income during the same period.
     FTE net interest income for the six months ended June, 2006 was $172.9 million compared to $175.1 million for the six months ended June, 2005. The $2.2 million decrease in FTE net interest income occurred because the $31.8 million increase in interest expense, compared to the same period last year, was more than the $29.6 million increase in interest income during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended June 30, 2006 and 2005			Six months ended June 30, 2006 and 2005
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
INTEREST INCOME — FTE
Investment securities	$(4,610)	1,584	(3,026)	(8,401)	2,916	(5,485)
Loans held for sale	(44)	(248)	(292)	(115)	281	166
Loans	2,097	15,697	17,794	5,345	29,576	34,921
Federal funds sold	34	(25)	9	37	(9)	28

Total interest income — FTE	$(2,523)	17,008	14,485	(3,134)	32,764	29,630

INTEREST EXPENSE
Demand deposits-interest bearing	$47	1,306	1,353	80	2,679	2,759
Savings and money market accounts	(295)	4,857	4,562	(572)	9,507	8,935
Certificates of deposits and other time deposits	1,473	7,157	8,630	1,554	12,577	14,131
Securities sold under agreements to repurchase	(1,454)	3,787	2,333	(1,565)	6,980	5,415
Wholesale borrowings	(1,706)	1,368	(338)	(1,379)	1,947	568

Total interest expense	$(1,935)	18,475	16,540	(1,882)	33,690	31,808

Net interest income — FTE	$(588)	(1,467)	(2,055)	(1,252)	(926)	(2,178)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2006 second quarter compared to the same 2005 period was primarily rate driven as higher yields on loans increased interest income by $15.7 million during those periods. The table also depicts a similar three-month increase in interest expense, again caused by the continued rise in interest rates from 2005 through the second quarter of 2006. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2006 quarter compared to the same 2005 period increased interest expense by $17.1 million. The six-month changes were also primarily rate driven as the higher yield on loans increased interest income by $29.6 million while the increase in rates paid on deposits and securities sold under agreements to repurchase increased interest expense by $31.7 million.
Net Interest Margin
     The following table provides 2006 FTE net interest income and net interest margin totals as well as 2005 comparative amounts:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net interest income	$85,730	87,777	171,703	173,787
Tax equivalent adjustment	647	655	1,237	1,331

Net interest income — FTE	$86,377	88,432	172,940	175,118

Average earning assets	$9,174,008	9,489,431	9,209,746	9,453,837

Net interest margin — FTE	3.78%	3.74%	3.79%	3.74%

     Average loans outstanding for the current year and prior year second quarters totaled $6.7 billion and $6.6 billion, respectively. Increases in average loan balances from second quarter 2005 to the second quarter this year occurred in commercial and home equity loans while mortgage loans, installment loans, credit card loans, and leases declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the second quarter 2005, were as follows: commercial loans were up $168.1 million or 4.89%; home equity loans, as a result of targeted marketing, rose $68.1 million or 9.68%; credit card loans were down $0.4 million or 0.27%; installment loans, both direct and indirect, were down $75.7 million or 4.72%; mortgage loans were down $15.4 million or 2.4%; and leases were down $15.5 million, or 19.23%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2006 and 2005 second quarters equaled 73.37% and 69.56% of average earning assets, respectively.
     Average deposits were $7.4 billion during the 2006 second quarter, up $104.2 million, or 1.42%, from the same period last year. For the quarter ended June 30, 2006, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $74.2 million or 1.59% and represented 61.96% of total average deposits compared to 63.86% for the 2005 second quarter. Average certificates of deposit (“CDs”) increased $178.4 million or 6.74% compared to the prior year quarter. Average wholesale borrowings decreased $126.8 million and as a percentage of total interest-bearing funds equaled 4.92% for the 2006 second quarter and 6.44% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $173.2 million and as a percentage of total interest bearing funds equaled 16.05% for the 2006 second quarter and 17.91% for the 2005 second quarter. Average interest-bearing liabilities funded 82.35% of average earning assets in the current year quarter and 81.51% during the quarter ended June 30, 2005.
Other Income
     Other (non-interest) income for the quarter totaled $52.1 million, an increase of $2.0 million from the $50.1 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 37.61% compared to 36.17% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2006 second quarter as compared to the second quarter of 2005, were as follows: trust department income was $5.7 million, up 1.06%; service charges on deposit accounts totaled $18.0 million, up 1.18% due in part to new fee strategies; credit card fees increased $1.0 million or 9.08%; loan sales and servicing income was $2.8 million, an increase of $1.3 million or 86.38%, due to the $1.0 million gain on the sale of nonperforming loans; income from bank owned life insurance increased $2.3 million, or 75.60%, due to death benefit proceeds; investment services and insurance fees decreased $0.2 million, or 8.73%, primarily due to the sale of the credit life portfolio in the fourth quarter of 2005; there were no significant sales of investment securities during the second quarter of 2006 or 2005; and other operating income decreased $2.6 million or 47.99% due to a one time settlement of manufactured housing contractual obligations of $2.5 million in the 2005 second quarter.
The changes in other income for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 were consistent with the quarter results: trust department income was $11.3 million, down 0.46%; service charges on deposit accounts totaled $34.1 million, up 4.46% due in part to new fee strategies initiated in the third quarter of 2005; credit card fees increased $2.2 million or 11.11%; loan sales and servicing income was $4.3 million an increase of $1.6 million or 61.25%; income from bank owned life insurance increased $2.2 million or 26.04% due to death benefit proceeds in the second quarter of 2006; investment services and insurance fees decreased $0.5 million or 8.93% primarily due to the sale of the credit life portfolio in the fourth quarter of 2005; investment security gains were down $1.8 million or 98.92%; and other operating income decreased $2.7 million or 47.99% primarily due to a one time settlement of manufactured housing contractual obligations of $2.5 million.
A significant component of loan sales and servicing income category is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2006	2006	2005	2005	2005

Balance at beginning of period	$19,945	19,971	19,523	18,635	18,396
Addition of mortgage servicing rights	814	723	1,230	1,657	1,072
Amortization	(734)	(773)	(786)	(825)	(759)
Changes in valuation allowance	—	24	4	56	(74)

Balance at end of period	$20,025	19,945	19,971	19,523	18,635

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As permitted, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0, $24 thousand and $10 thousand at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These balances represent the rights to service approximately $2.0 billion, $2.1 billion and $2.0 billion of mortgage loans at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses
     Other (non-interest) expenses totaled $85.2 million for the second quarter 2006 compared to $79.4 million for the same 2005 quarter, an increase of $5.8 million, or 7.33%.
     For the three months ended June 30, 2006, increases in operating costs compared to the second quarter 2005 occurred as follows: salaries, wages, pension and employee benefits rose $5.4 million, primarily due to the $3.3 million increase in share-based compensation expense, as well as $1.3 million additional expense associated with severance expenses of organizational restructurings; bankcard, loan processing and other costs increased $1.9 million, primarily attributable to the increase in loans outstanding and higher credit card activity; other operating expense decreased $1.5 million reflecting specific reserves on other real estate and manufactured housing contracts that were established in the second quarter of 2005; while other categories of expense remain relatively consistent.
     For the six months ended June 30, 2006, increases in operating costs compared to the six months ended June 30, 2005 occurred as follows: salaries, wages, pension and employee benefits rose $9.0 million, primarily due to increased pension and postretirement benefits as well as $3.3 million of share-based compensation expense, and $1.3 million additional expense associated with severance expenses of organizational restructurings; bankcard, loan processing and other costs increased $2.1 million primarily attributable to the increase in loans outstanding and higher credit card activity; while other categories of expense remain relatively consistent.
     The efficiency ratio of 61.39% for second quarter 2006 reflected an increase over the efficiency ratio of 57.14% recorded for the second quarter, 2005. The efficiency ratio for the three months ended June 30, 2006 indicates 61.39 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $11.8 million and $16.4 million for the quarters ended June 30, 2006 and 2005, respectively. The effective federal income tax rate for the second quarter 2006 was 29.85% compared to 31.20% for the same quarter 2005. For the six months ended June 30, 2006 and 2005, respectively, the effective tax rate was 30.40% and 30.95%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2005 Form 10-K, as amended.

FINANCIAL CONDITION
Investment Securities
     The June 30, 2006 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to these unaudited consolidated financial statements.
     These securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.

Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	June 30,		December 31,		June 30,
Allowance for Loan Losses	2006		2005		2005
(In thousands)
Allowance for loan losses-beginning of period	$87,589		97,296		97,115
Provision for loan losses	13,159		43,820		5,971
Loans charged off	(18,038)		(69,105)		(15,422)
Recoveries on loans previously charged off	5,017		18,650		5,144

Allowance for loan losses-end of period	$87,727		90,661		92,808

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$5,853		5,774		6,479
Provision for credit losses	(137)		298		(694)

Balance at end of period	$5,716		6,072		5,785

Allowance for Credit Losses	$93,443		96,733		98,593

Annualized net charge-offs as a % of average loans	0.78%		0.76%		0.62%

Allowance for loan losses:
As a percentage of loans outstanding	1.29%		1.36%		1.40%

As a percentage of nonperforming loans	174.80%		145.61%		208.74%

As a multiple of annualized net charge offs	1.68	X	1.80	X	2.25	X

Allowance for credit losses:
As a percentage of loans outstanding	1.37%		1.45%		1.49%

As a percentage of nonperforming loans	186.19%		155.36%		221.76%

As a multiple of annualized net charge offs	1.79	X	1.92	X	2.39	X

     The allowance for credit losses decreased $3.2 million from December 31, 2005 to June 30, 2006, and decreased $5.2 million from June 30, 2005 to June 30, 2006. The decrease for both periods was attributable to an overall improvement in criticized assets (“individually impaired,” “substandard” and “doubtful”). The following tables show this overall trend in increased credit quality by specific asset and risk categories.

	At June 30, 2006
	Loan Type
Allowance for Loan	Commercial	Commercial R/E		Installment Home EquityCredit Card Res Mortgage
Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$17,099	16,772	—	—	—	—	—	33,871
Allowance	4,773	2,650	—	—	—	—	—	7,423
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,140	2,558	—					20,698
Grade 1 allowance	74	4	—					78
Grade 2 loan balance	122,432	94,050	13,653					230,135
Grade 2 allowance	974	375	121					1,470
Grade 3 loan balance	333,361	359,740	17,110					710,211
Grade 3 allowance	2,645	1,742	142					4,529
Grade 4 loan balance	939,873	1,532,492	26,727					2,499,092
Grade 4 allowance	17,114	13,080	862					31,056
Grade 5 (Special Mention) loan balance	60,153	58,771	124					119,048
Grade 5 allowance	3,314	1,731	8					5,053
Grade 6 (Substandard) loan balance	53,004	50,664	2,573					106,241
Grade 6 allowance	5,950	3,157	320					9,427
Grade 7 (Doubtful) loan balance	317	261	—					578
Grade 7 allowance	121	39	—					160
Consumer loans based on payment status:
Current loan balances			3,683	1,547,435	760,963	132,392	591,280	3,035,753
Current loans allowance			34	16,026	1,689	3,566	893	22,208
30 days past due loan balance			204	8,847	1,545	1,708	11,544	23,848
30 days past due allowance			4	787	99	646	96	1,632
60 days past due loan balance			129	3,131	631	1,157	3,986	9,034
60 days past due allowance			12	809	107	710	115	1,753
90+ days past due loan balance			11	2,344	446	1,709	11,750	16,260
90+ days past due allowance			2	1,072	129	1,576	159	2,938

Total loans	$1,544,379	2,115,308	64,214	1,561,757	763,585	136,966	618,560	6,804,769

Total Allowance for Loan Losses	$34,965	22,778	1,505	18,694	2,024	6,498	1,263	87,727

	At December 31, 2005
	Loan Type
Allowance for Loan	Commercial	Commercial R/E		Installment Home Equity Credit Card Res Mortgage
Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$27,515	18,254	—	—	—	—	—	45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	355,950	25,245					625,311
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669

Total loans	$1,428,297	2,091,186	70,619	1,524,355	778,697	145,592	628,581	6,667,327

Total Allowance for Loan Losses	$35,348	20,404	1,831	23,196	2,268	6,233	1,381	90,661

	At June 30, 2005
	Loan Type
	Commercial	Commercial R/E		Installment Home EquityCredit Card Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$13,510	15,694	—	—	—	—	—	29,204
Allowance	3,020	1,993	—	—	—	—	—	5,013
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	27,190	1,378	—					28,568
Grade 1 allowance	100	2	—					102
Grade 2 loan balance	165,035	95,489	14,581					275,105
Grade 2 allowance	1,341	285	130					1,756
Grade 3 loan balance	255,714	319,928	18,231					593,873
Grade 3 allowance	2,004	1,257	171					3,432
Grade 4 loan balance	867,753	1,422,815	39,142					2,329,710
Grade 4 allowance	18,118	9,885	1,200					29,203
Grade 5 (Special Mention) loan balance	55,682	37,789	594					94,065
Grade 5 allowance	3,754	708	44					4,506
Grade 6 (Substandard) loan balance	80,429	63,398	22					143,849
Grade 6 allowance	10,956	3,056	3					14,015
Grade 7 (Doubtful) loan balance	461	493	—					954
Grade 7 allowance	179	61	—					240
Consumer loans based on payment status:
Current loan balances			3,301	1,579,334	733,272	134,285	607,828	3,058,020
Current loans allowance			177	20,765	2,273	3,646	1,070	27,931
30 days past due loan balance			230	13,942	2,657	1,835	11,423	30,087
30 days past due allowance			7	1,155	135	648	125	2,070
60 days past due loan balance			131	4,857	576	948	4,055	10,567
60 days past due allowance			15	1,135	86	523	138	1,897
90+ days past due loan balance			54	2,889	702	1,267	11,471	16,383
90+ days past due allowance			15	1,304	195	1,001	128	2,643

Total loans	$1,465,774	1,956,984	76,286	1,601,022	737,207	138,335	634,777	6,610,385

Total Allowance for Loan Losses	$39,472	17,247	1,762	24,359	2,689	5,818	1,461	92,808

     Total charge-offs were $18.0 million for the quarter ended June 30, 2006 up $2.6 million, or 16.96%, from the year ago quarter and up $0.8 million or 2.46% for the six months ended June 30, 2006 from the six month ended June 30, 2005. Criticized commercial assets (“individually impaired,” “substandard” and “doubtful”) decreased $8.3 million and accounted for 6.93% of total commercial loans for the 2006 second quarter compared with criticized commercial asset levels of 7.59% at June 30, 2005. The Corporations long-term trend of improving charge-off levels was interrupted by costs related to a single credit relationship that accounted for $6.6 million of the quarter’s net charge-offs.
     Installment, mortgage credit card charge-offs were down $2.8 million from the prior year quarter reflecting the minimal negative residual impact from the October 2005 bankruptcy legislative change. Loans past due 90 days or more accruing interest were down $1.5 million or 8.27% reflecting the favorable trends in the retail portfolio.

Loans
     Total loans outstanding at June 30, 2006 were $6.8 billion compared to $6.7 billion at December 31, 2005 and $6.6 billion at June 30, 2005.
     The commercial loan portfolio for the 2006 second quarter increased by 6.92% over the prior year second quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $116.3 million of mortgage loans in the second quarter 2006, compared to $126.0 million in same quarter of 2005, and $509.9 million for the full year ended December 31, 2005, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 can be found under the Net Interest Income sub-caption in this report.

	As of	As of	As of
	June 30,	December 31,	June 30,
(Dollars in thousands)	2006	2005	2005

Commercial loans	$3,659,687	3,519,483	3,422,758
Mortgage loans	618,560	628,581	634,777
Installment loans	1,561,757	1,524,355	1,601,022
Home equity loans	763,585	778,697	737,207
Credit card loans	136,966	145,592	138,335
Leases	64,214	70,619	76,286

Total Loans	$6,804,769	6,667,327	6,610,385

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
June 30, 2006
(Dollars in thousands)
Due in one year or less	$1,620,127
Due after one year but within five years	1,652,164
Due after five years	387,396

Totals	$3,659,687

Due after one year with a predetermined fixed interest rate	$975,947
Due after one year with a floating interest rate	1,063,613

Totals	$2,039,560

     The Corporation has interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At June 30, 2006, $457.7 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
     The following table summarizes the Corporation’s nonperforming assets:

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in thousands)
Nonperforming commercial loans	$41,927	54,176	38,124
Other nonaccrual loans:	8,261	8,086	6,336

Total nonperforming loans	50,188	62,262	44,460
Other real estate (“ORE”)	8,598	9,995	9,525

Total nonperforming assets	$58,786	72,257	53,985

Loans past due 90 day or more accruing interest	$16,483	17,931	17,969

Total nonperforming assets as a percentage of total loans and ORE	0.86%	1.08%	0.82%

     The allowance for credit losses covers nonperforming loans by 186.19% at June 30, 2006 compared to 221.76% at the end of the prior year quarter. This decrease is primarily attributable to the increase in nonperforming commercial loans. See Note 1 (Summary of Significant Accounting Policies) of the 2005 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Period End
	2Q06	1Q06	4Q05	3Q05	2Q05
	(Dollars in thousands)

Nonaccrual commercial loans beginning of period	$56,258	54,176	34,144	38,124	34,207

Credit Actions:
New	6,652	10,259	29,778	4,848	22,498
Loan and lease losses	(1,927)	(3,385)	(3,005)	(2,722)	(3,332)
Charged down	(5,079)	(2,681)	(5,285)	(253)	(2,444)
Return to accruing status	(2,260)	(368)	(1,179)	(228)	(801)
Payments and tranfers to ORE	(2,864)	(1,743)	(277)	(5,625)	(12,004)
Sales	(8,853)	—	—	—	—

Nonaccrual commercial loans end of period	$41,927	56,258	54,176	34,144	38,124

     Nonaccrual commercial loans have decreased $14.3 million from the first quarter of 2006. As previously mentioned, nonaccrual loans were sold in April 2006. Additionally, the collateral for a large commercial nonaccrual loan was auctioned during the second quarter resulting in an additional charge-off of $6.6 million.
Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2006		December 31, 2005		June 30, 2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)

Non-interest DDA	$1,455,229	—	1,466,106	—	1,470,673	—
Interest-bearing DDA	865,563	1.20%	827,829	0.71%	834,708	0.59%
Savings and money market	2,280,657	2.12%	2,356,813	1.40%	2,370,280	1.27%
CDs and other time deposits	2,824,580	4.16%	2,647,908	3.28%	2,646,199	3.14%

Total customer deposits	$7,426,029	2.38%	7,298,656	1.72%	7,321,860	1.61%

Securities sold under agreements to repurchase	1,212,470	4.29%	1,409,135	3.22%	1,385,644	3.08%
Wholesale borrowings	371,309	6.04%	431,787	4.97%	498,088	4.78%

Total funds	$9,009,808		9,139,578		9,205,592

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.3 billion during the 2006 second quarter, up $15.4 million or 0.67% from the second quarter 2005. Savings deposits, including money market savings accounts, averaged $2.3 billion, $89.6 million or 3.78% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $74.2 million or 1.59%, and represented 61.96% of total average deposits for the second quarter, 2006 compared to 63.86% last year. The drop was attributable to intense competition for core deposits within the Corporation’s regional banking areas.
     The weighted-average yield paid on interest-bearing core deposits during the quarter at 1.86% was 77 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.8 billion for the first quarter, up 6.74% from the same quarter last year. Average rates paid on CDs rose 102 basis points from 3.14% in the 2005 quarter to 4.16% this year. On a percentage basis, average CDs were 37.39% and 34.21%, respectively, of total interest-bearing funds for the June 30, 2006 and 2005 quarters.
     Securities sold under agreements to repurchase decreased to 16.05% of interest-bearing funds during the three months ended June, 2006 from 17.91% for the June 30, 2005 quarter. Interest-bearing liabilities funded 82.35% of average earning assets during the quarter ended

June 30, 2006 and 81.51% during the quarter ended June 30, 2005. Wholesale funds decreased to 4.92% of interest-bearing funds during the second quarter, 2006 from 6.44% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2005 was offset by the larger decrease in higher rate wholesale borrowings. The funding mix from higher priced wholesale borrowing towards less expensive CDs has helped to mitigate the effect of the flat yield curve and support the increase in the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2006:

Maturing in:	Amount
(In thousands)

Under 3 months	$507,584
3 to 6 months	243,489
6 to 12 months	250,188
Over 1 year through 3 years	105,281
Over 3 years	41,764

$1,148,306

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2006 and 2005:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points

June 30, 2006	0.08%	0.07%	(0.05%)
June 30, 2005	(2.12%)	(0.19%)	(1.31%)
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2006 and 2005:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points

June 30, 2006	(1.20%)	2.37%	1.84%
June 30, 2005	(2.72%)	(0.16%)	(1.77%)
Capital Resources
     Shareholders’ equity at June 30, 2006 totaled $870.7 million compared to $937.6 million at December 31, 2005 and $976.0 million at June 30, 2005.
     The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
	2006		2005		2005
			(Dollars in thousands)
Consolidated
Total equity	$870,698	8.49%	937,580	9.23%	976,016	9.46%
Common equity	870,698	8.49%	937,580	9.23%	976,016	9.46%
Tangible common equity (a)	728,142	7.20%	794,579	7.93%	832,571	8.19%
Tier 1 capital (b)	811,605	9.91%	858,879	10.60%	873,672	11.01%
Total risk-based capital (c)	995,630	12.15%	1,075,987	13.28%	1,092,262	13.76%
Leverage (d)	811,605	8.13%	858,879	8.48%	873,672	8.54%

Bank Only
Total equity	$706,647	6.90%	712,378	7.02%	805,645	7.83%
Common equity	706,647	6.90%	712,378	7.02%	805,645	7.83%
Tangible common equity (a)	564,091	5.58%	569,377	5.69%	662,200	6.53%
Tier 1 capital (b)	736,787	9.01%	722,814	8.94%	792,486	10.01%
Total risk-based capital (c)	918,006	11.22%	937,233	11.59%	1,008,606	12.74%
Leverage (d)	$736,787	7.39%	722,814	7.15%	792,488	7.77%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available for sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2006, the Corporation’s risk-based capital equaled 12.15% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.28 per share paid in the second quarter, has an indicated annual rate of $1.12 per share.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposits issued through brokers. Liquidity is also provided by unencumbered, or unpledged investment securities that totaled $741.7 million at June 30, 2006.
     Funding Trends for the Quarter — During the three months ended June 30, 2006, total average deposits increased $112.5 million from the linked quarter and $61.9 million of higher rate wholesale borrowings were repaid.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the second quarter ended June 30, 2006, FirstMerit Bank paid FirstMerit Corporation $24.0 million in dividends. As of June 30, 2006, FirstMerit Bank had an additional $9.6 million available to pay dividends without regulatory approval.

Critical Accounting Policies
     The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2005 Form 10-K, as amended, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2005 Form 10-K, as amended. Accounting for mortgage servicing rights was also discussed in the 2005 Form 10-K, as amended, in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2005 Form 10-K, as amended. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2005 Form 10-K, as amended as well as Note 10 (Benefit Plans) in these consolidated financial statements.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, TBA securities, options and swaptions is included in Note 8 (Accounting for Derivatives) in these consolidated financial statements and in Note 17 to the 2005 Form 10-K, as amended. There have been no significant changes since December 31, 2005.
Forward-looking Safe-harbor Statement
     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s 2005 Form 10-K, as amended.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2006 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs

Balance as of March 31, 2006:				396,272

April 1, 2006 - April 30, 2006	—	—	—	396,272
May 1, 2006 - May 31, 2006	1,329	$23.93	—	396,272
June 1, 2006 - June 30, 2006	—	—	—	396,272

Balance as of June 30, 2006:	1,329	$23.93	0	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.
(2)	1,329 of these common shares were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting of restricted shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Corporation held its Annual Meeting of Shareholders on April 19, 2006, for which the Board of Directors solicited proxies.
(b) Three Class III Directors were elected at the Annual Meeting for terms expiring at the 2009 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld
John C. Blickle	65,209,684	*	1,182,993
Gina D. France	65,328,179	*	1,064,598
Terry L. Haines	65,188,840	*	1,208,937

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.

Continuing Class I Directors serving until the 2007 Annual Meeting of Shareholders are John R. Cochran, Richard Colella, Philip A. Lloyd, II, Roger T. Read and Richard Seaman.
Continuing Class II Directors serving until the 2008 Annual Meeting of Shareholders are Karen S. Belden, R. Cary Blair, Robert W. Briggs, J. Michael Hochschwender and Clifford J. Isroff.
In addition, on May 18, 2006, the Paul G. Greig was appointed to the Board as a Class III Director with a term expiring at the 2009 Annual Meeting of Shareholders.
(c) In addition to the election of Directors, the following matters were voted on at the Annual Meeting of Shareholders:
(1)	Adoption of the FirstMerit Corporation 2006 Equity Plan

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
44,377,815	8,166,884	627,465	13,220,613
(2)	Ratification of the selection of PricewaterhouseCoopers LLP as independent registered public accountants of the Corporation for the year ending December 31, 2006:

			Broker
Votes For	Votes Against	Abstentions	Non-Votes
65,591,595	589,667	211,512	0
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number

10.1	Employment Agreement, dated May 15, 2006, by and between the Company and Paul G. Greig (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on May 18, 2006)*

10.2	Change of Control Agreement, dated May 18, 2006, by and between the Company and Paul G. Greig (incorporated by reference from Exhibit 99.2 to the Form 8-K filed by the registrant on May 18, 2006)*

10.3	Displacement Agreement, dated May 18, 2006, by and between the Company and Paul G. Greig (incorporated by reference from Exhibit 99.3 to the Form 8-K filed by the registrant on May 18, 2006)*

10.4	Transition Agreement, effective May 18, 2006, by and between the Company and John R. Cochran (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on June 21, 2006)*

10.5	FirstMerit Corporation 2006 Equity Plan*

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1
Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION
By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer
(duly authorized officer of registrant and principal financial officer)

Date: August 4, 2006