Form 10-Q
period 2006-09-30
FIRSTMERIT CORP /OH/
filed 2006-11-08
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
COMMISSION FILE NUMBER 0-10161
FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1339938 (IRS Employer Identification Number)
III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO
44308-1103
(Address of principal executive offices)
(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2006, 80,083,433 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2005, which is derived from the	September 30,	December 31,	September 30,
audited financial statements)	2006	2005	2005
ASSETS
Cash and due from banks	$196,116	225,953	216,236
Investment securities (at fair value) and federal funds sold	2,372,484	2,546,496	2,679,650
Loans held for sale	55,010	42,566	54,243
Loans:
Commercial loans	3,733,734	3,519,483	3,503,276
Mortgage loans	613,332	628,581	634,914
Installment loans	1,622,355	1,524,355	1,578,883
Home equity loans	748,307	778,697	765,476
Credit card loans	140,143	145,592	140,314
Leases	59,476	70,619	72,427

Total loans	6,917,347	6,667,327	6,695,290
Less allowance for loan losses	(88,755)	(90,661)	(92,780)

Net loans	6,828,592	6,576,666	6,602,510
Premises and equipment, net	121,008	120,420	115,916
Goodwill	139,245	139,245	139,245
Intangible assets	3,088	3,756	3,980
Accrued interest receivable and other assets	502,425	499,257	478,463

Total assets	$10,217,968	10,154,359	10,290,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,419,002	1,523,731	1,472,471
Demand-interest bearing	784,226	830,248	878,851
Savings and money market accounts	2,216,732	2,304,177	2,307,824
Certificates and other time deposits	2,969,673	2,575,494	2,692,880

Total deposits	7,389,633	7,233,650	7,352,026

Securities sold under agreements to repurchase	1,269,040	1,426,037	1,465,697
Wholesale borrowings	509,129	401,104	352,250
Accrued taxes, expenses, and other liabilities	146,783	155,988	147,922

Total liabilities	9,314,585	9,216,779	9,317,895

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at September 30, 2006, December 31, 2005 and September 30, 2005	127,937	127,937	127,937
Capital surplus	106,182	108,210	108,711
Accumulated other comprehensive loss	(38,143)	(42,850)	(33,923)
Retained earnings	1,015,249	994,487	990,219
Treasury stock, at cost, 11,954,829, 9,691,424 and 8,584,782 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	(307,842)	(250,204)	(220,596)

Total shareholders’ equity	903,383	937,580	972,348

Total liabilities and shareholders’ equity	$10,217,968	10,154,359	10,290,243

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended		Nine months ended
(In thousands except per share data)	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans, including held for sale	$129,890	111,169	371,080	317,293
Interest and dividends on investment securities and federal funds sold	25,131	26,700	75,283	82,194

Total interest income	155,021	137,869	446,363	399,487

Interest expense:
Interest on deposits:
Demand-interest bearing	2,241	1,732	7,186	3,918
Savings and money market accounts	13,188	8,700	36,015	22,592
Certificates and other time deposits	32,881	21,637	88,308	62,933
Interest on securities sold under agreements to repurchase	15,878	12,535	40,758	32,000
Interest on wholesale borrowings	5,746	5,559	17,306	16,551

Total interest expense	69,934	50,163	189,573	137,994

Net interest income	85,087	87,706	256,790	261,493
Provision for loan losses	12,612	9,974	31,877	27,560

Net interest income after provision for loan losses	72,475	77,732	224,913	233,933

Other income:
Trust department income	5,721	5,515	16,859	16,704
Service charges on deposits	19,250	18,561	53,326	51,181
Credit card fees	11,251	10,437	33,400	30,371
ATM and other service fees	3,301	3,453	9,682	9,710
Bank owned life insurance income	3,042	3,074	11,338	9,172
Investment services and insurance	2,631	2,226	7,809	7,912
Investment securities gains, net	2	40	22	1,887
Loan sales and servicing income	1,731	2,076	6,009	4,729
Other operating income	2,412	2,464	8,371	11,214

Total other income	49,341	47,846	146,816	142,880

Other expenses:
Salaries, wages, pension and employee benefits	43,248	42,149	133,000	122,893
Net occupancy expense	6,002	5,567	18,671	17,984
Equipment expense	3,097	2,962	8,969	9,149
Stationery, supplies and postage	2,423	2,559	7,279	7,504
Bankcard, loan processing and other costs	7,459	5,802	20,703	16,970
Professional services	5,470	2,632	11,971	8,625
Amortization of intangibles	222	222	667	667
Other operating expense	9,062	17,033	42,840	50,442

Total other expenses	76,983	78,926	244,100	234,234

Income before federal income tax expense	44,833	46,652	127,629	142,579
Federal income tax expense	13,629	10,058	38,800	39,752

Net income	$31,204	36,594	88,829	102,827

Other comprehensive income (loss), net of taxes
Unrealized securities’ holding gain (loss), net of taxes	23,868	(14,541)	5,468	(19,156)
Unrealized hedging gain (loss), net of taxes	3	295	(747)	851
Minimum pension liability adjustment, net of taxes	—	—	—	(183)
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	1	26	14	1,227

Total other comprehensive income (loss), net of taxes	23,870	(14,272)	4,707	(19,715)

Comprehensive income	$55,074	22,322	93,536	83,112

Net income applicable to common shares	$31,204	36,594	88,829	102,827

Net income used in diluted EPS calculation	$31,209	36,601	88,844	102,848

Weighted average number of common shares outstanding — basic	80,066	83,489	80,140	83,727

Weighted average number of common shares outstanding — diluted	80,262	83,978	80,365	84,105

Basic earnings per share	$0.39	0.44	1.11	1.23

Diluted earnings per share	$0.39	0.43	1.11	1.22

Dividend per share	$0.29	0.28	0.85	0.82

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Unaudited)	2006	2005
	(In thousands)
Operating Activities
Net income	$88,829	102,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	31,877	27,560
Provision for depreciation and amortization	10,981	10,139
Amortization of investment securities premiums, net	1,699	3,407
Accretion of income for lease financing	(2,828)	(3,419)
Gains on sales and calls of investment securities, net	(22)	(1,887)
Increase in interest receivable	(4,796)	(1,868)
Increase in interest payable	10,469	5,861
Increase (decrease) in employee pension liability	6,221	(11,541)
Increase in bank owned life insurance	(7,320)	(9,173)
Increase (decrease) in Ohio franchise tax payable	(10,629)	11,033
Originations of loans held for sale	(234,468)	(303,784)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	229,279	296,810
(Gains) losses on sales of loans, net	(138)	1,124
Amortization of intangible assets	667	667
Other changes	(4,450)	(8,877)

NET CASH PROVIDED BY OPERATING ACTIVITIES	115,371	118,879
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	—	87,524
Available-for-sale — maturities	642,518	381,115
Purchases of available-for-sale investment securities	(461,793)	(316,990)
Net increase in loans and leases, excluding sales	(288,841)	(290,864)
Purchases of premises and equipment	(13,651)	(6,014)
Sales of premises and equipment	2,082	1,157

NET CASH USED IN INVESTING ACTIVITIES	(119,685)	(144,072)
Financing Activities
Net increase (decrease) in demand accounts	(150,751)	39,184
Net decrease in savings and money market accounts	(87,445)	(76,686)
Net increase in certificates and other time deposits	394,179	24,081
Net increase (decrease) in securities sold under agreements to repurchase	(156,997)	129,226
Net increase in wholesale borrowings	108,025	49,868
Cash dividends — common	(68,067)	(69,410)
Purchase of treasury shares	(65,430)	(30,604)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	963	6,718

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25,523)	72,377

Increase (decrease) in cash and cash equivalents	(29,837)	47,184
Cash and cash equivalents at beginning of period	225,953	169,052

Cash and cash equivalents at end of period	$196,116	216,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$108,136	77,569

Federal income taxes	$37,770	30,030

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2005.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements -During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Should a company not elect to use the fair value method for subsequent measurement, the company would continue to use the amortization method previously required by SFAS No. 140, under which the servicing asset or servicing liability is amortized and periodically evaluated for impairment. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No.156 is effective for the first fiscal year that begins after September 15, 2006, but permits earlier adoption. Management has not elected to early adopt and does not anticipate that adoption will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the impact of SFAS No. 155 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of FIN 48 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     On July 13, 2006 the FASB also issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” This FSP amends SFAS No. 13 to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effect of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. Management is currently evaluating the impact of FSP FAS 13-2 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation has not yet assessed the impact of adopting SFAS No. 157.
     During September 2006, The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.
     The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The Corporation will utilize the required prospective transition method of adoption. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Although the Corporation's primary qualified pension plan is fully funded on an ERISA funding basis, the December 31, 2006 adoption of this statement is currently expected to reduce stockholders’ equity, net of tax, by approximately $45 million to $50 million due to the requirement in SFAS No. 158 that an employer recognize any previously unrecognized actuarial gains and losses and prior service costs, net of tax, in accumulated other comprehensive income, a component of stockholders’ equity.
     During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of materiality assessments. It is effective for the fiscal year ending May 31, 2007. Management is currently evaluating the impact of SAB 108 and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.
3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$892,116	412	16,932	875,596
Obligations of state and political subdivisions	132,159	2,117	33	134,243
Mortgage-backed securities	1,150,847	520	38,692	1,112,675
Other securities	248,382	2,967	1,379	249,970

	$2,423,504	6,016	57,036	2,372,484

	Book Value	Fair Value
Due in one year or less	$330,507	326,367
Due after one year through five years	1,822,233	1,773,279
Due after five years through ten years	110,046	108,649
Due after ten years	160,718	164,189

	$2,423,504	2,372,484

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$926,459	1	22,056	904,404
Obligations of state and political subdivisions	92,378	1,512	53	93,837
Mortgage-backed securities	1,338,694	819	39,964	1,299,549
Other securities	248,376	2,071	1,741	248,706

	$2,605,907	4,403	63,814	2,546,496

		Fair
	Book Value	Value
Due in one year or less	$150,505	149,204
Due after one year through five years	2,158,175	2,101,053
Due after five years through ten years	178,355	176,118
Due after ten years	118,872	120,121

	$2,605,907	2,546,496

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Treasury securities	747	34	3	778
U.S. Government agency obligations	$973,290	434	13,200	960,524
Obligations of state and political subdivisions	100,128	2,474	30	102,572
Mortgage-backed securities	1,526,454	2,090	20,409	1,508,135
Other securities	255,805	1,599	1,286	256,118

	$2,856,424	6,631	34,928	2,828,127

		Fair
	Book Value	Value
Due in one year or less	$140,094	138,877
Due after one year through five years	2,326,571	2,297,868
Due after five years through ten years	256,565	256,768
Due after ten years	133,194	134,614

	$2,856,424	2,828,127

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.9 billion at September 30, 2006, $1.9 billion at December 31, 2005, and $2.2 billion at September 30, 2005.
     At September 30, 2006, December 31, 2005 and September 30, 2005, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.6 million for each period. At September 30, 2006, December 31, 2005 and September 30, 2005, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $112.8 million, $108.1 million and $106.5 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At September 30, 2006
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$30,033	(27)	745,151	(16,905)	39	775,184	(16,932)
Obligations of states and political subdivisions	—	—	2,315	(33)	4	2,315	(33)
Mortgage-backed securities	38,613	(800)	1,025,683	(37,892)	60	1,064,296	(38,692)
Other securities	—	—	60,915	(1,379)	6	60,915	(1,379)

Total temporarily impaired securities	$68,646	(827)	1,834,064	(56,209)	109	1,902,710	(57,036)

	At December 31, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Government agency obligations	$289,001	(5,361)	615,319	(16,695)	33	904,320	(22,056)
Obligations of states and political subdivisions	3,795	(11)	1,988	(42)	3	5,783	(53)
Mortgage-backed securities	420,506	(7,630)	834,827	(32,334)	41	1,255,333	(39,964)
Other securities	79,095	(1,232)	14,403	(509)	3	93,498	(1,741)

Total temporarily impaired securities	$792,397	(14,234)	1,466,537	(49,580)	80	2,258,934	(63,814)

	At September 30, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses
U.S. Treasury securities	$244	(6)	—	—	—	244	(6)
U.S. Government agency obligations	412,097	(5,809)	517,478	(13,274)	29	929,575	(19,083)
Obligations of states and political subdivisions	4,601	(18)	1,718	(22)	2	6,319	(40)
Mortgage-backed securities	673,039	(10,751)	666,976	(23,983)	33	1,340,015	(34,734)
Other securities	70,744	(986)	14,314	(597)	3	85,058	(1,583)

Total temporarily impaired securities	$1,160,725	(17,570)	1,200,486	(37,876)	67	2,361,211	(55,446)

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
     The activity within the ALL for the three and nine months ended September 30, 2006 and 2005 and the full year ended December 31, 2005 is shown in the following table:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended	Year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2006	2005	2006	2005	2005
Allowance for loan losses-beginning of period	$87,727	92,808	90,661	97,296	97,296
Loans charged off:
Commercial	6,731	2,805	22,883	11,458	19,349
Mortgage	459	400	1,157	1,082	1,721
Installment	4,832	6,187	15,386	20,244	29,307
Home equity	1,112	1,918	2,878	3,241	4,340
Credit cards	2,315	2,652	6,040	7,734	11,320
Leases	4	245	61	2,610	3,068

Total charge-offs	$15,453	14,207	48,405	46,369	69,105

Recoveries:
Commercial	566	698	2,948	2,910	4,166
Mortgage	9	70	95	177	190
Installment	2,219	2,312	8,330	7,617	9,495
Home equity	333	317	1,018	928	1,302
Credit cards	585	549	1,619	1,859	2,348
Manufactured housing	102	153	372	507	710
Leases	55	106	240	295	439

Total recoveries	$3,869	4,205	14,622	14,293	18,650

Net charge-offs	$11,584	10,002	33,783	32,076	50,455
Provision for loan losses	12,612	9,974	31,877	27,560	43,820

Allowance for loan losses-end of period	$88,755	92,780	88,755	92,780	90,661

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2005 Form 10-K, as amended, more fully describe the components of the allowance for loan loss model.

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At September 30, 2006			At December 31, 2005			At September 30, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangible assets	$10,137	7,049	3,088	10,137	6,381	3,756	10,137	6,157	3,980

Unamortizable intangible assets:
Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended September 30, 2006 and 2005. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at December 31, 2005:
     For the years ended:

December 31, 2006	$889
December 31, 2007	889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
     During the first quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
BASIC EPS:
Net income applicable to common shares	$31,204	36,594	88,829	102,827

Average common shares outstanding	80,066	83,489	80,140	83,727

Net income per share — basic	$0.39	0.44	1.11	1.23

DILUTED EPS:

Net income available to common shares	$31,204	36,594	88,829	102,827
Add: interest expense on convertible bonds	5	7	15	21

	31,209	36,601	88,844	102,848

Avg common shares outstanding	80,066	83,489	80,140	83,727
Add: Equivalents from stock options and restricted stock	149	437	176	325
Add: Equivalents-convertible bonds	47	52	49	53

Average common shares and equivalents outstanding	80,262	83,978	80,365	84,105

Net income per common share — diluted	$0.39	0.43	1.11	1.22

     For the quarters ended September 30, 2006 and 2005, options to purchase 6.7 million and 0.9 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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

     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three-month and nine-month periods ended September 30, 2006 and 2005 and the full year ended December 31, 2005:

			Parent Company and Other
	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
September 30, 2006	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$83,033	250,791	30,659	86,708	(28,605)	(80,709)	85,087	256,790
Provision for loan losses	12,611	31,924	1	(47)	—	—	12,612	31,877
Other income	49,349	146,824	(8)	(8)	—	—	49,341	146,816
Other expenses	75,010	238,453	1,976	5,641	(3)	6	76,983	244,100
Net income	30,933	88,575	32,638	93,235	(32,367)	(92,981)	31,204	88,829
AVERAGES (millions) :
Assets	$10,021	9,994	1,200	1,183	(1,082)	(1,079)	10,139	10,098
Loans	6,842	6,754	3	4	—	—	6,845	6,758
Earning assets	9,245	9,218	1,053	1,047	(1,048)	(1,042)	9,250	9,223
Deposits	7,390	7,401	—	—	(34)	(36)	7,356	7,365
Shareholders’ equity	728	722	1,065	1,059	(904)	(898)	889	883

		Parent Company and Other
	Supercommunity Banking	Subsidiaries	Eliminations	FirstMerit Consolidated
December 31, 2005	YTD	YTD	YTD	YTD
OPERATIONS (thousands) :
Net interest income	$342,089	200,687	(193,781)	348,995
Provision for loan losses	43,853	(33)	—	43,820
Other income	190,056	410	—	190,466
Other expenses	309,213	4,287	8	313,508
Net income	128,427	137,933	(135,877)	130,483
AVERAGES (millions) :
Assets	$10,177	1,253	(1,165)	10,265
Loans	6,605	6	—	6,611
Earning assets	9,418	1,116	(1,100)	9,434
Deposits	7,334	—	(36)	7,298
Shareholders’ equity	800	1,151	(984)	967

			Parent Company and Other
	Supercommunity Banking		Subsidiaries		Eliminations		FirstMerit Consolidated
September 30, 2005	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS (thousands) :
Net interest income	$85,946	256,498	25,250	78,279	(23,490)	(73,284)	87,706	261,493
Provision for loan losses	10,051	27,637	(77)	(77)	—	—	9,974	27,560
Other income	47,736	142,455	110	425	—	—	47,846	142,880
Other expenses	77,952	230,717	974	3,510	—	7	78,926	234,234
Net income	35,951	101,522	38,606	108,232	(37,963)	(106,927)	36,594	102,827
AVERAGES (millions) :
Assets	$10,207	10,198	1,259	1,255	(1,170)	(1,170)	10,296	10,283
Loans	6,640	6,575	6	5	—	—	6,646	6,580
Earning assets	9,448	9,441	1,129	1,120	(1,112)	(1,103)	9,465	9,458
Deposits	7,275	7,345	—	—	(29)	(38)	7,246	7,307
Shareholders’ equity	813	804	1,159	1,155	(998)	(988)	974	971
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, in accounting for its derivative activities.
     At September 30, 2006, the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     During 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective. The Corporation has not entered into any new forward swap agreements, and the last swap matured in August, 2006.
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

9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Components of Net Periodic Pension Cost
Service Cost	$1,702	1,597	5,243	4,791
Interest Cost	2,354	2,206	6,919	6,620
Expected return on assets	(2,849)	(2,875)	(8,524)	(8,626)
Amortization of unrecognized prior service costs	45	57	135	170
Cumulative net loss	1,389	863	4,349	2,588

Net periodic pension cost	$2,641	1,848	8,122	5,543

	Postretirement Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Components of Net Periodic Postretirement Cost
Service Cost	$187	201	560	604
Interest Cost	416	386	1,247	1,157
Amortization of unrecognized prior service costs	(135)	(135)	(406)	(406)
Cumulative net loss	107	24	322	72

Net periodic postretirement cost	$575	476	1,723	1,427

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

10. Share-Based Compensation — The Corporation’s 1987, 1992, 1993, 1996, 1997, 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 10,512,471 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant.
     Options under these Plans are granted with an exercise price equal to the market price of the Corporation’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have a 10 year contractual term. Options granted as incentive stock options must be exercised within ten years and options granted as non-qualified stock options have terms established by the Compensation Committee of the Board and approved by the non-employee directors of the Board. Upon termination, options are cancelable within defined periods based upon the reason for termination of employment.
     The Corporation adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Corporation previously elected to use APB No. 25 and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -— Transition and Disclosure.”
     Pro forma information regarding net income and earning per share for the three and nine months ended September 30, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. The financial statements for the prior interim periods and fiscal years do not reflect any compensation expense calculated under the fair-value method.

	Quarter	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net income, as reported	$36,594	102,827
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,005)	(2,731)

Pro forma net income	$35,589	100,096

Pro forma EPS — Basic	$0.43	1.20
Pro forma EPS — Diluted	$0.42	1.19
Reported EPS — Basic	$0.44	1.23
Reported EPS — Diluted	$0.43	1.22

Assumptions:

Dividend yield	4.12%	4.02%
Expected volatility	25.60%	28.42%
Risk free interest rate	3.97 - 4.26%	3.77 - 4.26%
Expected lives	4.85 Years	4.97 Years
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
     The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. Expected volatilities are based on implied volatilities from historical volatility of the Corporation’s stock, and other factors. The Corporation uses historical data to estimate option exercise and employee termination with the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Assumptions:
Dividend yield	4.24%	4.02%
Expected volatility	23.51%	28.39%
Risk free interest rate	4.87%	3.77 - 4.38%
Expected lives	4.92 years	5 years
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
     A summary of stock option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares (000’s)	Exercise Price	Contractual Term	Value (000’s)
Outstanding at January 1, 2006	7,495	$25.66
Granted	510	24.15
Exercised	(58)	16.46
Forfeited	(38)	25.20
Expired	(332)	26.67

Outstanding at September 30, 2006	7,577	25.58	5.52	$3,698

Exercisable at September 30, 2006	6,793	$25.70	5.21	$3,425

     The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $4.20. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.5 million. Cash received from options exercised under all share-based payment arrangement for the nine months ended September 30, 2006 was $1.0 million. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.2 million.
     The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. During the first quarter of 2006 the Corporation repurchased 2.6 million common shares which Management estimates will be adequate to cover option exercises for the full year.
     At September 30, 2006, there was $1.9 million of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted-average period of 1.14 years.
     A summary of the status of the Corporation’s nonvested shares as of December 31, 2005, and changes during the nine months ended September 30, 2006, is as follows:

		Weighted-Average
		Grant-Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value
Nonvested at January 1, 2006	68	$24.52
Granted	295	24.00
Vested	(32)	24.05
Forfeited or expired	(11)	24.27

Nonvested at September 30, 2006	320	$24.09

     As of September 30, 2006, there was $4.6 million of total unrecognized compensation cost related to nonvested (restricted) share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.8 million.
     In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. At retirement, all unvested awards immediately vest. As required by SFAS 123(R), the Corporation began accelerating the recognition of compensation costs for share-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the awards. Compensation cost for awards granted or modified after the adoption of SFAS 123(R) will be recognized over a period to the date an employee first becomes eligible for retirement. In accordance with this change in policy, share-based compensation for the nine months ending September 30, 2006 included expense of $3.2 million for share-based compensation that was granted to retirement-eligible employee participants.
     The total share-based compensation expense recognized during the nine months ended September 30, 2006 was $5.1 million and the related tax benefit thereto was $1.5 million.

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
12. Shareholder Rights Plan - On July 18, 2006, the Shareholder Rights Agreement dated October 21, 1993, between the Corporation and FirstMerit Bank, N.A., as amended and restated on May 20, 1998 (the “Rights Agreement”), expired by its terms. The Rights Agreement had been filed as Exhibit 4 to the Form 8-A/A filed by the Corporation on June 22, 1998. The Rights Agreement is more fully described in Note 21 in the 2005 Form 10-K, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	September 30, 2006			December 31, 2005			September 30, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$185,628			194,485			197,412
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,993,447	20,012	3.98%	2,416,360	91,814	3.80%	2,408,219	22,621	3.73%
Obligations of states and political subdivisions (tax exempt)	114,805	1,925	6.65%	99,487	6,707	6.74%	99,273	1,638	6.55%
Other securities and federal funds sold	252,242	3,924	6.17%	255,568	12,291	4.81%	257,232	3,056	4.71%

Total investment securities and federal funds sold	2,360,494	25,861	4.35%	2,771,415	110,812	4.00%	2,764,724	27,315	3.92%

Loans held for sale	44,682	812	7.21%	52,740	2,854	5.41%	54,452	660	4.81%
Loans	6,844,593	129,111	7.48%	6,610,509	430,402	6.51%	6,646,112	110,535	6.60%

Total earning assets	9,249,769	155,784	6.68%	9,434,664	544,068	5.77%	9,465,288	138,510	5.81%

Allowance for loan losses	(87,127)			(94,118)			(91,852)
Other assets	790,586			729,398			724,979

Total assets	$10,138,856			10,264,429			10,295,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,407,653	—	—	1,466,106	—	—	1,457,487	—	—
Demand — interest bearing	794,886	2,241	1.12%	827,829	5,871	0.71%	838,549	1,732	0.82%
Savings and money market accounts	2,246,386	13,188	2.33%	2,356,813	32,944	1.40%	2,333,331	8,700	1.48%
Certificates and other time deposits	2,906,952	32,881	4.49%	2,647,908	86,764	3.28%	2,616,195	21,637	3.28%

Total deposits	7,355,877	48,310	2.61%	7,298,656	125,579	1.72%	7,245,562	32,069	1.76%

Securities sold under agreements to repurchase	1,357,746	15,878	4.64%	1,409,135	45,423	3.22%	1,478,857	12,535	3.36%
Wholesale borrowings	367,640	5,746	6.20%	431,787	21,449	4.97%	442,035	5,559	4.99%

Total interest bearing liabilities	7,673,610	69,934	3.62%	7,673,472	192,451	2.51%	7,708,967	50,163	2.58%

Other liabilities	168,752			158,125			155,226

Shareholders’ equity	888,841			966,726			974,147

Total liabilities and shareholders’ equity	$10,138,856			10,264,429			10,295,827

Net yield on earning assets	$9,249,769	85,850	3.68%	9,434,664	351,617	3.73%	9,465,288	88,347	3.70%

Interest rate spread			3.06%			3.26%			3.22%

Notes:	Interest income on tax-exempt securities and loans have been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Nine months ended			Nine months ended
(Dollars in thousands)	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$189,498			195,259
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,069,081	60,962	3.94%	2,466,768	70,161	3.80%
Obligations of states and political subdivisions (tax exempt)	97,946	4,942	6.75%	100,192	5,074	6.77%
Other securities	250,036	11,276	6.03%	256,348	8,856	4.62%

Total investment securities and federal funds sold	2,417,063	77,180	4.27%	2,823,308	84,091	3.98%
Loans held for sale	48,014	2,409	6.71%	54,036	2,092	5.18%
Loans	6,758,157	368,772	7.30%	6,580,351	315,276	6.41%

Total earning assets	9,223,234	448,361	6.50%	9,457,695	401,459	5.68%

Allowance for loan losses	(87,968)			(94,860)
Other assets	772,828			725,220

Total assets	$10,097,592			10,283,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,441,568	—	—	1,458,499	—	—
Demand — interest bearing	836,024	7,186	1.15%	831,475	3,918	0.63%
Savings and money market accounts	2,273,132	36,015	2.12%	2,364,997	22,592	1.28%
Certificates and other time deposits	2,814,488	88,308	4.19%	2,652,000	62,933	3.17%

Total deposits	7,365,212	131,509	2.39%	7,306,971	89,443	1.64%

Securities sold under agreements to repurchase	1,288,694	40,758	4.23%	1,397,472	32,000	3.06%
Wholesale borrowings	390,495	17,306	5.93%	450,870	16,551	4.91%

Total interest bearing liabilities	7,602,833	189,573	3.33%	7,696,814	137,994	2.40%

Other liabilities	170,479			156,553

Shareholders’ equity	882,712			971,448

Total liabilities and shareholders’ equity	$10,097,592			10,283,314

Net yield on earning assets	$9,223,234	258,788	3.75%	9,457,695	263,465	3.72%

Interest rate spread			3.17%			3.28%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported third quarter 2006 net income of $31.2 million, or $0.39 per diluted share. This compares with $36.6 million, or $0.44 per diluted share, for the third quarter 2005. Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2006 were 13.93% and 1.22%, respectively, compared with 14.90% and 1.41% for the third quarter 2005.
     For the first nine months of 2006, the Company reported net income of $88.8 million, or $1.11 per diluted share, compared with $102.8 million, or $1.22 per diluted share, for the first nine months of 2005.
     Total revenue, defined as net interest income on a fully tax-equivalent (“FTE”) basis plus noninterest income net of securities transactions, totaled $135.2 million for the third quarter 2006, compared with $136.2 million reported in the third quarter 2005. FTE net interest income was $85.9 million for the third quarter 2006, a decline of $2.5 million, or 2.83%, compared with the year-ago quarter. During the quarter the net interest margin contracted 2 basis points to 3.68%, compared with the third quarter 2005.
     The net interest margin in the third quarter 2006 contracted 10 basis points, to 3.68%, compared with the second quarter 2006, pressured by shifting customer preference for higher yielding core deposit products as well as reversals in non-accrual interest that reduced the net interest margin by two basis points. The average loan portfolio increased $114.1 million, or 1.69%, compared with the prior quarter and $198.5 million, or 2.99%, compared with the third quarter 2005. During the third quarter 2006 average commercial loan growth of $71.9 million, or 2.00%, and average installment loan growth of $66.8 million, or 4.38%, were the main drivers of portfolio growth over the prior quarter, while average commercial loan growth of $233.8 million, or 6.79%, drove the increase in year-over-year quarterly loan balances.
     Average deposits were $7.36 billion during the 2006 third quarter, up $110.3 million, or 1.52%, from the same period last year. Average certificates of deposit (“CDs”) increased $290.8 million or 11.11%, compared to the prior year quarter, as part of a mix shift in liability funding largely due to customer preferences for higher yielding deposit accounts. With this shift in customer preference, average demand deposit account and average money market account balances declined a respective $93.5 million, or 4.07%, and $86.9 million, or 3.73%, compared with the third quarter 2005. Average investment securities decreased $404.2 million, or 14.62%, in the third quarter 2006 compared with the third quarter 2005. Cash flow from the maturing investment portfolio funded loan growth and was used to pay down wholesale borrowings, stabilizing the balance sheet during a period of eight target rate increases to federal funds by the Federal Open Market Committee. Average wholesale borrowings and securities sold under agreements to repurchase decreased $195.5 million, or 10.18%, in the third quarter 2006, compared with the third quarter 2005.
     Noninterest income excluding securities transactions totaled $49.3 million for the third quarter 2006, compared with $47.8 million for the third quarter 2005, an increase of $1.5 million, or 3.12%. The primary drivers of this increase were in credit card fees, up $.8 million, or 7.80%, and service charges on deposits, up $0.7 million, or 3.71%, due in part to new fee strategies. Investment services and insurance fees increased $0.4 million, or 18.19%, and trust department income increased $0.2 million, or 3.74%, offsetting a $0.3 million, or 16.62%, decline in loan sales and servicing income. Other income, net of securities gains, as a percentage of net revenue for the third quarter was 36.50% compared with 35.11% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Other (non-interest) expenses totaled $77.0 million for the third quarter 2006 compared with $78.9 million for the third quarter 2005, a decrease of $1.9 million, or 2.46%. For the three months ended September 30, 2006, increases in operating costs compared to the third quarter 2005 occurred as follows: salaries, wages, pension and employee benefits rose $1.1 million, or 2.61%, primarily due to a $0.9 million increase in share-based compensation expense, as well as $0.7 million additional expense associated with organizational restructurings offset by a $0.5 million reduction in incentive compensation; bankcard, loan processing and other costs increased $1.7 million primarily attributable to volume increases in loans outstanding and higher credit card activity; professional services increased $2.8 million due in part to the one time buy-out of a consulting contract at a discounted rate as part of the Company’s expense reduction initiative; other operating expense decreased $8.0 million primarily attributable to $9.5 million of settlements of non-income tax examinations; offset by the funding of $3.0 million to a charitable trust with the formation of FirstMerit Foundation. The efficiency ratio for the third quarter 2006 was 56.78%, compared with 57.81% for the third quarter 2005.
     Net charge-offs totaled $11.6 million in the third quarter 2006, compared with $10.0 million for the third quarter 2005, or 0.67% and 0.60% of average loans, respectively. Compared with the second quarter 2006, net charge-offs improved by $1.4 million, from 0.78%. As of September 30, 2006, nonperforming assets were $72.5 million, or 1.05%, of period-end loans plus other real estate, compared with $72.3 million, or 1.08%, at September 30, 2005. Nonperforming assets increased $13.7 million from June 30, 2006. Included in the nonperforming portfolio was a $7.1 million loan which was placed on nonaccrual during the quarter and reclassified as held for sale. This loan was sold on October 16, 2006.
     The Company recorded $12.6 million of loan loss provision in the third quarter 2006, compared with loan loss provision of $10.0 million in the third quarter 2005.
     At September 30, 2006, the allowance for loan losses was 1.28% of period end loans, compared with 1.36% at December 31, 2005 and 1.39% at September 30, 2005. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.37% at September 30, 2006, compared with 1.45% at December 31, 2005 and 1.48% at September 30, 2005.
     Assets at September 30, 2006, totaled $10.2 billion, down 0.70% from $10.3 billion at September 30, 2005. Period-end loan growth of $222.1 million, or 3.32%, was driven by growth in the commercial lending portfolio which increased $230.5 million, or 6.58%. Deposits totaled $7.4 billion at September 30, 2006, an increase of $37.6 million, or 0.51% from September 30, 2005. Growth in CDs, up $276.8 million, or 10.28%, offset declines in all other core deposit account balances over that time period.
     Shareholders’ equity was $903.4 million at September 30, 2006. The Company’s capital position remains strong as tangible equity to assets was 7.55% at quarter-end. The common dividend per share paid in the third quarter 2006 was $0.29, a $0.01 increase from the third quarter 2005.

RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2006 was $85.1 million compared to $87.7 million for the three months ended September 30, 2005. Net interest income for the nine months ended September 30, 2006 was $256.8 million compared to $261.5 million for the nine months ended September 30, 2005. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $0.8 million and $0.6 million for the quarters ending September 30, 2006 and 2005, respectively.
     FTE net interest income for the quarter ended September, 2006 was $85.9 million compared to $88.3 million for the three months ended September, 2005. The $2.5 million decrease in FTE net interest income occurred because the $19.8 million increase in interest expense, compared to the same quarter last year, was more than the $17.3 million increase in interest income during the same period.
     FTE net interest income for the nine months ended September, 2006 was $258.8 million compared to $263.5 million for the nine months ended September, 2005. The $4.7 million decrease in FTE net interest income occurred because the $51.6 million increase in interest expense, compared to the same period last year, was more than the $46.9 million increase in interest income during the same period.

     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended September 30, 2006 and 2005			Nine months ended September 30, 2006 and 2005
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$(4,067)	2,531	(1,536)	(12,466)	5,445	(7,021)
Loans held for sale	(135)	287	152	(252)	569	317
Loans	3,382	15,193	18,575	8,712	44,784	53,496
Federal funds sold	—	82	82	48	62	110

Total interest income — FTE	$(820)	18,093	17,273	(3,958)	50,860	46,902

INTEREST EXPENSE
Demand deposits-interest bearing	$(94)	603	509	21	3,247	3,268
Savings and money market accounts	(335)	4,823	4,488	(909)	14,332	13,423
Certificates of deposits and other time deposits	2,610	8,634	11,244	4,054	21,321	25,375
Securities sold under agreements to repurchase	(1,095)	4,438	3,343	(2,651)	11,409	8,758
Wholesale borrowings	(1,029)	1,215	186	(2,397)	3,152	755

Total interest expense	$57	19,713	19,770	(1,882)	53,461	51,579

Net interest income — FTE	$(877)	(1,620)	(2,497)	(2,076)	(2,601)	(4,677)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2006 third quarter compared to the same 2005 period was primarily rate driven as higher yields on loans increased interest income by $15.2 million during those periods. The table also depicts a similar three-month increase in interest expense, again caused by the continued rise in interest rates from 2005 through the third quarter of 2006. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2006 quarter compared to the same 2005 period increased interest expense by $18.5 million. The nine-month changes were also primarily rate driven as the higher yield on loans increased interest income by $44.8 million while the increase in rates paid on deposits and securities sold under agreements to repurchase increased interest expense by $50.3 million.
Net Interest Margin
     The following table provides 2006 FTE net interest income and net interest margin totals as well as 2005 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net interest income	$85,087	87,706	256,790	261,493
Tax equivalent adjustment	763	641	2,000	1,972

Net interest income — FTE	$85,850	88,347	258,790	263,465

Average earning assets	$9,249,769	9,465,288	9,223,234	9,457,695

Net interest margin — FTE	3.68%	3.70%	3.75%	3.72%

     Average loans outstanding for the current year and prior year third quarters totaled $6.8 billion and $6.6 billion, respectively. Increases in average loan balances from third quarter 2005 to the third quarter this year occurred in commercial and home equity loans while mortgage loans, installment loans, credit card loans, and leases declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the third quarter 2005, were as follows: commercial loans were up $233.8 million or 6.79%; home equity loans, as a result of targeted marketing, rose $0.6 million or 0.07%; credit card loans were down $1.8 million or 1.25%; installment loans, both direct and indirect, were down $1.9 million or 0.12%; mortgage loans were down $22.0 million or 3.43%; and leases were down $10.2 million, or 13.93%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2006 and 2005 third quarters equaled 74.00% and 70.22% of average earning assets, respectively.
     Average deposits were $7.36 billion during the 2006 third quarter, up $110.3 million, or 1.52%, from the same period last year. For the quarter ended September 30, 2006, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $180.4 million, or 3.9%, and represented 60.48% of total average deposits, compared to 63.89% for the 2005 third quarter. Average certificates of deposit (“CDs”) increased $290.8 million, or 11.11%, compared to the prior year quarter due to marketing promotion during the 2006 third quarter. Average wholesale borrowings decreased $74.4 million and as a percentage of total interest-bearing funds equaled 4.79% for the 2006 third quarter and 5.73% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $121.1 million and as a percentage of total interest bearing funds equaled 17.69% for the 2006 third quarter and 19.18% for the 2005 third quarter. Average interest-bearing liabilities funded 82.96% of average earning assets in the current year quarter and 81.44% during the quarter ended September 30, 2005.
Other Income
     Other (non-interest) income for the quarter totaled $49.3 million, an increase of $1.5 million from the $47.8 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the third quarter was 36.50%, compared to 35.11% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2006 third quarter as compared to the third quarter of 2005, were as follows: trust department income was $5.7 million, up 3.74%; service charges on deposit accounts totaled $19.3 million, up 3.71% due in part to new fee strategies; credit card fees increased $0.8 million or 7.80%; investment services and insurance fees increased $0.4 million, or 18.19%; loan sales and servicing income was $1.7 million, a decrease of $0.3 million or 16.62%; there were no significant sales of investment securities during the third quarter of 2006 or 2005; and other operating income was virtually unchanged from the 2005 third quarter.

     The change in other income, net of security gains, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was an increase of $4.8 million. The principal components were: trust department income was $16.9 million, up 0.93%; service charges on deposit accounts totaled $53.3 million, up 4.19% due in part to new fee strategies initiated in the third quarter of 2005; credit card fees increased $3.3 million or 9.97%; loan sales and servicing income was $6.0 million an increase of $1.3 million or 27.07% primarily from the gain on the sale of nonperforming assets that occurred in the second quarter of 2006; income from bank owned life insurance increased $2.2 million or 23.62% due to death benefit proceeds in the second quarter of 2006; investment services and insurance fees decreased $0.1 million or 1.30% primarily due to the sale of the credit life portfolio in the fourth quarter of 2005; investment security gains were down $1.9 million since there were no significant sales of investments securities in the nine months ended September 30, 2006; and other operating income decreased $2.8 million or 25.35% primarily due to a one time settlement of manufactured housing contractual obligations of $2.5 million in the second quarter of 2005.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2006	2006	2006	2005	2005
Balance at beginning of period	$20,025	19,945	19,971	19,523	18,635
Addition of mortgage servicing rights	524	814	723	1,230	1,657
Amortization	(772)	(734)	(773)	(786)	(825)
Changes in valuation allowance	—	—	24	4	56

Balance at end of period	$19,777	20,025	19,945	19,971	19,523

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As permitted, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0, $24 thousand and $30 thousand at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These balances represent the rights to service approximately $2.0 billion, $2.1 billion and $2.0 billion of mortgage loans at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.

Other Expenses
     Other (non-interest) expenses totaled $77.0 million for the third quarter 2006 compared to $78.9 million for the same 2005 quarter, a decrease of $1.9 million, or 2.46%.
     For the three months ended September 30, 2006, increases in operating costs compared to the second quarter 2005 occurred as follows: salaries, wages, pension and employee benefits rose $1.1 million, primarily due to the $0.9 million increase in share-based compensation expense, as well as $0.8 million additional expense associated with severance expenses of organizational restructurings offset by a $1.2 million reduction in incentive compensation; bankcard, loan processing and other costs increased $1.7 million, primarily attributable to the increase in loans outstanding and higher credit card activity; professional services increased $2.8 million due in part to the one time buy-out of a consulting contract of $1.4 million; other operating expense decreased $8.0 million primarily attributable to reserve reversals of $9.5 million relating to favorable settlements of non-income state tax examinations; offset by the funding of $3.0 million to a charitable trust with the formation of FirstMerit Foundation.
     For the nine months ended September 30, 2006, other (non-interest) expenses totaled $244.1 million compared to $234.2 million for the same 2005 quarter, an increase of $9.9 million or 4.21%. Increases in operating costs compared to the nine months ended September 30, 2005 occurred as follows: salaries, wages, pension and employee benefits rose $10.1 million, primarily due to increased pension benefits expense of $2.8 million, as well as $4.5 million of share-based compensation expense and $2.1 million additional expense associated with severance expenses of organizational restructurings; bankcard, loan processing and other costs increased $3.7 million primarily attributable to the increase in loans outstanding and higher credit card activity; professional services increased $3.3 million due to the buy-out of a consulting contract; other operating expense decreased $7.6 million primarily attributable reserve reversals of $9.5 million relating to favorable settlements of non-income state tax examinations, offset by the funding of $3.0 million to a charitable trust with the formation of FirstMerit Foundation; while other categories of expense remain relatively consistent.
     The efficiency ratio of 56.78% for third quarter 2006 improved 103 basis points over the efficiency ratio of 57.81% recorded for the third quarter, 2005. The efficiency ratio for the three months ended September 30, 2006 indicates 56.78 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $13.6 million and $10.06 million for the quarters ended September 30, 2006 and 2005, respectively. The effective federal income tax rate for the third quarter 2006 was 30.4%, compared to 21.56% for the same quarter 2005. During the third quarter of 2005, tax reserves, which had been established for tax years no longer subject to review because the tax statute expired, were released. For the nine months ended September 30, 2006 and 2005, respectively, the effective tax rate was 30.40% and 27.88%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2005 Form 10-K, as amended.

FINANCIAL CONDITION
Investment Securities
     The September 30, 2006 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 4 (Investment Securities) to the unaudited consolidated financial statements included in this report.
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
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
Allowance for Loan Losses	September 30,		December 31,		September 30,
(In thousands)	2006		2005		2005
Allowance for loan losses-beginning of period	$87,727		97,296		92,808
Provision for loan losses	12,612		43,820		9,974
Loans charged off	(15,453)		(69,105)		(14,207)
Recoveries on loans previously charged off	3,869		18,650		4,205

Allowance for loan losses-end of period	$88,755		90,661		92,780

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$5,716		5,774		5,785
Provision for credit losses	591		298		72

Balance at end of period	$6,307		6,072		5,857

Allowance for Credit Losses	$95,062		96,733		98,637

Annualized net charge-offs as a % of average loans	0.67%		0.76%		0.60%

Allowance for loan losses:
As a percentage of loans outstanding	1.28%		1.36%		1.39%

As a percentage of nonperforming loans	143.73%		145.61%		221.46%

As a multiple of annualized net charge offs	1.93	X	1.80	X	2.34	X

Allowance for credit losses:
As a percentage of loans outstanding	1.37%		1.45%		1.48%

As a percentage of nonperforming loans	153.94%		155.36%		235.44%

As a multiple of annualized net charge offs	2.07	X	1.92	X	2.49	X

     The allowance for credit losses decreased $1.7 million from December 31, 2005 to September 30, 2006, and decreased $3.6 million from September 30, 2005 to September 30,

2006. The decrease for both periods was attributable to an overall improvement in risk factors in the commercial loan and installment loan portfolios, partially offset by the deterioration of risk factors in the commercial real estate loan and residential mortgage loan portfolios. The following tables show this overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At September 30, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$20,321	24,287	—	—	—	—	—	44,608
Allowance	5,510	4,394	—	—	—	—	—	9,904
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,761	2,592	—					21,353
Grade 1 allowance	64	2	—					66
Grade 2 loan balance	153,377	100,147	9,487					263,011
Grade 2 allowance	833	397	59					1,289
Grade 3 loan balance	363,783	398,463	16,159					778,405
Grade 3 allowance	2,374	2,182	120					4,676
Grade 4 loan balance	878,161	1,533,606	27,829					2,439,596
Grade 4 allowance	12,950	13,720	738					27,408
Grade 5 (Special Mention) loan balance	57,041	87,810	501					145,352
Grade 5 allowance	2,731	2,723	27					5,481
Grade 6 (Substandard) loan balance	54,020	40,748	2,509					97,277
Grade 6 allowance	5,598	2,775	297					8,670
Grade 7 (Doubtful) loan balance	347	270	—					617
Grade 7 allowance	120	35	—					155
Consumer loans based on payment status:
Current loan balances			2,715	1,604,263	745,426	135,628	581,486	3,069,518
Current loans allowance			11	15,037	2,051	3,346	2,628	23,073
30 days past due loan balance			181	12,466	1,673	1,711	13,727	29,758
30 days past due allowance			2	1,099	144	602	359	2,206
60 days past due loan balance			62	3,690	602	1,090	4,625	10,069
60 days past due allowance			2	942	135	622	413	2,114
90+ days past due loan balance			33	1,936	606	1,714	13,494	17,783
90+ days past due allowance			3	885	233	1,458	1,134	3,713

Total loans	$1,545,811	2,187,923	59,476	1,622,355	748,307	140,143	613,332	6,917,347

Total Allowance for Loan Losses	$30,180	26,228	1,259	17,963	2,563	6,028	4,534	88,755

	At December 31, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$27,515	18,254	—	—	—	—	—	45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	355,950	25,245					625,311
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669

Total loans	$1,428,297	2,091,186	70,619	1,524,355	778,697	145,592	628,581	6,667,327

Total Allowance for Loan Losses	$35,348	20,404	1,831	23,196	2,268	6,233	1,381	90,661

	At September 30, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$10,679	14,326	—	—	—	—	—	25,005
Allowance	2,215	1,564	—	—	—	—	—	3,779
Collective Loan Impairment Components:
Credit risk-graded loans Grade 1 loan balance	23,910	1,187	—					25,097
Grade 1 allowance	94	2	—					96
Grade 2 loan balance	160,350	93,782	13,408					267,540
Grade 2 allowance	1,351	324	124					1,799
Grade 3 loan balance	252,093	344,193	18,330					614,616
Grade 3 allowance	2,161	1,493	169					3,823
Grade 4 loan balance	896,478	1,475,406	28,100					2,399,984
Grade 4 allowance	17,972	10,967	1,045					29,984
Grade 5 (Special Mention) loan balance	44,859	41,338	1,185					87,382
Grade 5 allowance	2,904	978	84					3,966
Grade 6 (Substandard) loan balance	85,840	57,958	2,063					145,861
Grade 6 allowance	10,993	3,340	288					14,621
Grade 7 (Doubtful) loan balance	532	345	—					877
Grade 7 allowance	205	44	—					249
Consumer loans based on payment status:
Current loan balances			8,956	1,556,167	762,067	136,077	607,586	3,070,853
Current loans allowance			140	19,874	2,157	3,671	1,070	26,912
30 days past due loan balance			288	14,365	2,132	1,505	11,994	30,284
30 days past due allowance			9	1,278	136	533	125	2,081
60 days past due loan balance			68	4,953	708	1,223	2,733	9,685
60 days past due allowance			8	1,267	135	689	90	2,189
90+ days past due loan balance			29	3,398	569	1,509	12,601	18,106
90+ days past due allowance			8	1,625	194	1,229	225	3,281

Total loans	$1,474,741	2,028,535	72,427	1,578,883	765,476	140,314	634,914	6,695,290

Total Allowance for Loan Losses	$37,895	18,712	1,875	24,044	2,622	6,122	1,510	92,780

     Total charge-offs were $15.5 million for the quarter ended September 30, 2006 up $1.2 million, or 8.77%, from the year ago quarter and $2.0 million or 4.39% for the nine months ended September 30, 2006 from the nine months ended September 30, 2005. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $28.7 million and accounted for 7.54% of total commercial loans for the 2006 third quarter compared with criticized commercial asset levels of 7.18% at September 30, 2005. The Corporation’s long-term trend of improving charge-off levels was interrupted by a loan that was charged down and reclassified as held-for-sale.
     Installment, home equity and credit card charge-offs were down $2.5 million from the prior year quarter reflecting the minimal negative residual impact from the October 2005 bankruptcy legislative change. Loans past due 90 days or more accruing interest were down $1.2 million or 7.11% from the linked quarter ended June 30, 2006 and down $6.4 million or 28.62% from year ago quarter ended September 30, 2006 reflecting the favorable trends in the retail portfolio.

Loans
     Total loans outstanding at September 30, 2006 were $6.9 million compared to $6.7 billion at December 31, 2005 and $6.7 billion at September 30, 2005.
     The commercial loan portfolio for the 2006 third quarter increased by 6.58% over the prior year third quarter, but continues to be impacted by lower demand for credit in our region. While the Corporation originated $81.5 million of mortgage loans in the third quarter 2006, compared to $160.7 million in same quarter of 2005, and $509.9 million for the full year ended December 31, 2005, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 can be found under the Net Interest Income sub-caption in this report.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2006	2005	2005
Commercial loans	$3,733,734	3,519,483	3,503,276
Mortgage loans	613,332	628,581	634,914
Installment loans	1,622,355	1,524,355	1,578,883
Home equity loans	748,307	778,697	765,476
Credit card loans	140,143	145,592	140,314
Leases	59,476	70,619	72,427

Total Loans	$6,917,347	6,667,327	6,695,290

          Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
September 30, 2006
(Dollars in thousands)
Due in one year or less	$1,589,076
Due after one year but within five years	1,744,029
Due after five years	400,629

Totals	$3,733,734

Due after one year with a predetermined fixed interest rate	$1,031,339
Due after one year with a floating interest rate	1,113,319

Totals	$2,144,658

          The Corporation has interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At September 30, 2006, $474.5 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.

     The following table summarizes the Corporation’s nonperforming assets:

	September 30,	December 31,	September 30,
	2006	2005	2005
		(Dollars in thousands)
Nonperforming commercial loans	$52,621	54,176	34,144
Other nonaccrual loans:	9,132	8,086	7,751

Total nonperforming loans	61,753	62,262	41,895
Other real estate (“ORE”)	10,711	9,995	9,503

Total nonperforming assets	$72,464	72,257	51,398

Loans past due 90 day or more accruing interest	$15,311	17,931	21,451

Total nonperforming assets as a percentage of total loans and ORE	1.05%	1.08%	0.77%

     The allowance for credit losses covers nonperforming loans by 153.94% at September 30, 2006 compared to 235.44% at the end of the prior year quarter. This increase is primarily attributable to the increase in nonperforming commercial loans. See Note 1 (Summary of Significant Accounting Policies) of the 2005 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Period End
(Dollars in thousands)	3Q06	2Q06	1Q06	4Q05	3Q05
Nonaccrual commercial loans beginning of period	$41,927	56,258	54,176	34,144	38,124

Credit Actions:
New	31,619	6,652	10,259	29,778	4,848
Loan and lease losses	(4,006)	(1,927)	(3,385)	(3,005)	(2,722)
Charged down	(2,725)	(5,079)	(2,681)	(5,285)	(253)
Return to accruing status	(773)	(2,260)	(368)	(1,179)	(228)
Payments and tranfers to ORE	(13,421)	(2,864)	(1,743)	(277)	(5,625)
Sales	—	(8,853)	—	—	—

Nonaccrual commercial loans end of period	$52,621	41,927	56,258	54,176	34,144

     Nonaccrual commercial loans have decreased $3.6 million from the first quarter of 2006 but increased $10.7 million over the second quarter of 2006. As reflected above, $8.9 million of nonaccrual loans were sold in April 2006. The majority of the short-term increase at September 30, 2006 was caused by a single $7.1 million loan which was placed on nonaccrual at quarter-end and reclassified as held-for-sale. This loan was sold on October 18, 2006.

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2006		December 31, 2005		September 30, 2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest DDA	$1,407,653	—	1,466,106	—	1,457,487	—
Interest-bearing DDA	794,886	1.12%	827,829	0.71%	838,549	0.82%
Savings and money market accounts	2,246,386	2.33%	2,356,813	1.40%	2,333,331	1.48%
CDs and other time deposits	2,906,952	4.49%	2,647,908	3.28%	2,616,195	3.28%

Total customer deposits	$7,355,877	2.61%	7,298,656	1.72%	7,245,562	1.76%

Securities sold under agreements to repurchase	1,357,746	4.64%	1,409,135	3.22%	1,478,857	3.36%
Wholesale borrowings	367,640	6.20%	431,787	4.97%	442,035	4.99%

Total funds	$9,081,263		9,139,578		9,166,454

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2006 third quarter, down $93.5 million, or 4.07%, from the third quarter 2005. Savings deposits, including money market savings accounts, averaged $2.2 billion, $86.9 million or 3.73% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $180.4 million, or 3.90%, and represented 60.48% of total average deposits for the third quarter 2006, compared to 63.89% last year. The drop was attributable to intense competition for core deposits within the Corporation’s regional banking areas.
     The weighted-average yield paid on interest-bearing core deposits during the quarter at 2.03% was 71 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.9 billion for the third quarter, up 11.11% from the same quarter last year. Average rates paid on CDs rose 121 basis points from 3.28% in the 2005 quarter to 4.49% this year. On a percentage basis, average CDs were 37.88% and 33.94%, respectively, of total interest-bearing funds for the September 30, 2006 and 2005 quarters.
     Securities sold under agreements to repurchase decreased to 17.69% of interest-bearing funds during the three months ended September 30, 2006 from 19.18% for the September 30, 2005 quarter. Interest-bearing liabilities funded 82.96% of average earning assets during the quarter ended September 30, 2006 and 81.44% during the quarter ended September 30, 2005. Wholesale funds decreased to 4.79% of interest-bearing funds during the third quarter 2006 from 5.73% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2005 was partially offset by the decrease in higher rate wholesale borrowings. The funding mix from higher priced wholesale borrowings towards less expensive CDs has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2006:

Maturing in:	Amount
(In thousands)
Under 3 months	$512,662
3 to 6 months	232,126
6 to 12 months	361,740
Over 1 year through 3 years	77,522
Over 3 years	42,926

$1,226,976

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2006 and 2005:
     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-100 basis points	+100 basis points	+200 basis points
September 30, 2006	(0.94%)	0.21%	0.02%
September 30, 2005	(1.54%)	(0.16%)	(0.77%)
     Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are management’s best estimate based on studies conducted by ALCO. ALCO uses a data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts), balance trends, and repricing relationships reflect management’s best estimate of expected behavior, and these assumptions are reviewed regularly.
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2006 and 2005:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-100 basis points	+100 basis points	+200 basis points
September 30, 2006	(3.61%)	1.28%	1.03%
September 30, 2005	(2.99%)	0.41%	(0.66%)
Capital Resources
     Shareholders’ equity at September 30, 2006 totaled $903.4 million compared to $937.6 million at December 31, 2005 and $972.35 million at September 30, 2005.
     The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
	2006		2005		2005
			(Dollars in thousands)
Consolidated
Total equity	$903,383	8.84%	937,580	9.23%	972,348	9.45%
Common equity	903,383	8.84%	937,580	9.23%	972,348	9.45%
Tangible common equity (a)	761,050	7.55%	794,579	7.93%	829,125	8.17%
Tier 1 capital (b)	820,643	10.13%	858,879	10.60%	883,300	10.95%
Total risk-based capital (c)	1,006,659	12.43%	1,075,987	13.28%	1,101,967	13.67%
Leverage (d)	820,643	8.15%	858,879	8.48%	883,300	8.67%

Bank Only
Total equity	$738,306	7.23%	712,378	7.02%	804,382	7.83%
Common equity	738,306	7.23%	712,378	7.02%	804,382	7.83%
Tangible common equity (a)	595,973	5.92%	569,377	5.69%	661,159	6.53%
Tier 1 capital (b)	742,438	9.18%	722,814	8.94%	807,028	10.00%
Total risk-based capital (c)	925,588	11.45%	937,233	11.59%	1,025,685	12.69%
Leverage (d)	$742,438	7.38%	722,814	7.15%	807,028	7.92%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2006, the Corporation’s risk-based capital equaled 12.43% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.29 per share paid in the third quarter has an indicated annual rate of $1.16 per share.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $525.8 million at September 30, 2006.
     Funding Trends for the Quarter — During the three months ended September 30, 2006, total average deposits decreased $70.1 million from the previous quarter and $3.7 million of higher rate wholesale borrowings were repaid.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the second quarter ended September 30, 2006, FirstMerit Bank paid FirstMerit Corporation $24.0 million in dividends. As of September 30, 2006, FirstMerit Bank had an additional $16.6 million available to pay dividends without regulatory approval.

Critical Accounting Policies
     The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2005 Form 10-K, as amended, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2005 Form 10-K, as amended. Accounting for mortgage servicing rights was also discussed in the 2005 Form 10-K, as amended, in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2005 Form 10-K, as amended. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2005 Form 10-K, as amended as well as Note 10 (Benefit Plans) in the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, TBA securities, options and swaptions is included in Note 8 (Accounting for Derivatives) to the consolidated financial statements included in this report and in Note 17 to the 2005 Form 10-K, as amended. There have been no significant changes since December 31, 2005.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common shares during the third quarter of the 2006 fiscal year:

				Total Number of	Maximum
				Shares Purchased	Number of Shares
				as Part of Publicly	that May Yet be
	Total Number of	Average Price		Announced Plans	Purchased Under
	Shares Purchased	Paid per Share		or Programs (1)	Plans or Programs
Balance as of June 30, 2006:					396,272

July 1, 2006 - July 31, 2006	—		—	—	396,272
August 1, 2006 - August 31, 2006		$		—	396,272
September 1, 2006 - September 30, 2006	—		—	—	396,272

Balance as of September 30, 2006:	0	$		0	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999.)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

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

Date: November 8, 2006