Form 10-K
period 2006-12-31
FIRSTMERIT CORP /OH/
filed 2007-02-28
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10161
FirstMerit Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
III Cascade Plaza, 7thFloor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)

(330) 996-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
COMMON SHARES, NO PAR VALUE

Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,676,421,116 based on the closing sale price as reported on The NASDAQ Stock Market.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2007

Common Stock, no par value	80,102,596 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

BUSINESS OF FIRSTMERIT

Overview

Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.3 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2006, FirstMerit Bank, N.A. (“FirstMerit Bank”), one of the Corporation’s principal subsidiaries, operated a network of 161 full service banking offices and 176 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Sandusky, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 500,000 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 2,755 employees at December 31, 2006.

Subsidiaries and Operations

Through its affiliates, FirstMerit operates primarily as a regional banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northern and central Ohio, and western Pennsylvania. FirstMerit’s banking subsidiary is FirstMerit Bank.

FirstMerit Bank engages in commercial and consumer banking in its respective geographic markets. Commercial and consumer banking generally consists of the acceptance of a variety of demand, savings and time deposits and the granting of commercial and consumer loans for the financing of both real and personal property. As part of its supercommunity banking philosophy, FirstMerit Bank has divided its markets into eight geographic regions designated as follows: Akron, Cleveland, Erie Shores, Central Ohio, Mid-West Old Pheoenix, NorthEast, Columbus and Toledo. This strategy allows FirstMerit Bank to deliver a broad line of financial products and services with a community orientation and a high level of personal service. FirstMerit therefore can offer a wide range of specialized services tailored to specific markets in addition to the full range of customary banking products and services. These services include personal and corporate trust services, personal financial services, cash management services and international banking services.

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

FirstMerit Bank is the parent corporation of 15 wholly-owned subsidiaries. In 1995, FirstMerit Mortgage Corporation (“FirstMerit Mortgage”), which is located in Canton, Ohio, was organized and capitalized. FirstMerit Mortgage originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Credit Services (“FirstMerit Credit Services”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Credit Services formerly conducted business as FirstMerit Leasing and provides lease financing and related services, while FirstMerit Securities offers securities brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), which formerly conducted business as a broker and servicer of manufactured housing finance contracts. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and in, 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans and assigned all related servicing obligations. MCI continues wind up business and to provide servicing for a diminishing pool of contracts issued previously in connection with certain correspondent bank relationships and programs.

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

Possible Transactions

FirstMerit considers from time to time possible acquisitions of other financial institutions and financial services companies. FirstMerit also periodically acquires branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings.

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

PROMPT FILINGS

This report on Form 10-K has been posted on the Corporation’s website, www.firstmerit.com, on the date of filing with the Securities and Exchange Commission (“SEC”), and the Corporation’s intends to post all future filings of its reports on Forms 10-K, 10-Q and 8-K on its website on the date of filing with the SEC in accordance with the prompt notice requirements of the SEC.

REGULATION AND SUPERVISION

Introduction

FirstMerit, its national banking subsidiary FirstMerit Bank, and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders. This regulatory environment, among other things, may restrict FirstMerit’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets and pay dividends on its capital stock. It also may require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

On November 20, 2006, the Company announced that FirstMerit Bank executed a “Stipulation and Consent to the Issuance of a Consent Order,” with its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”), consenting to the issuance of a Consent Order by the OCC. Statements in this report concerning statutory or regulatory provisions or their impact on the Company and its operations are not intended to be comprehensive and are qualified by reference to such statutory or regulatory provisions and, to the extent applicable, to our formal written agreement with the OCC.

Regulatory Agencies

Bank Holding Company.  FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the BHCA.

Subsidiary Bank.  FirstMerit Bank is subject to regulation and examination primarily by the OCC and secondarily by the Federal Deposit Insurance Corporation (“FDIC”).

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

Securities and Exchange Commission and Nasdaq.  FirstMerit is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is listed on The NASDAQ Stock Market LLC (“NASDQ”) under the trading symbol “FMER,” and is subject to the rules of NASDQ.

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

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by Nasdaq, and are applicable to FirstMerit. At the February, 2003 Board of Directors meeting of FirstMerit, a series of actions were adopted to enhance the Corporation’s corporate governance practices, including the adoption of an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee and Charter, and a Code of Business Conduct and Ethics. The Board of Directors reviews FirstMerit’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

As directed by Section 302(a) of the Sarbanes-Oxley Act, FirstMerit’s chief executive officer and chief financial officer are each required to certify that the Corporation’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of FirstMerit’s internal controls, they have made certain disclosures about the Corporation’s internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in FirstMerit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The adoption of GLBA in 2000 also represented a significant change in the financial services industry. GLBA repealed many of the provisions of the Glass-Steagall Act in order to permit commercial banks, among other things, to have affiliates that engage in securities brokerage activities and make merchant banking investments in accordance with certain restrictions. GLBA authorizes bank holding companies that meet certain requirements to operate as a new type of financial holding company and offer a broader range of financial products and services than are generally permitted by banks themselves. FirstMerit has not elected to become a financial holding company under this new regulatory framework.

In December 2004, the Federal Reserve announced a revision of its bank holding company rating system, effective January 1, 2005, to align the system more closely with current supervisory practices. The revised system emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s). A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and, like current ratings, are not made public.

Dividends and Transactions with Affiliates

FirstMerit is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. FirstMerit’s principal source of funds to pay dividends on its common shares and service its debt is dividends from these subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without regulatory approval. FirstMerit Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus the ability of FirstMerit Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

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

Capital Requirements

General.  FirstMerit is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type: core (“Tier 1”) capital, supplementary (“Tier 2”) capital, and market risk (“Tier 3”) capital. Tier 1 capital includes common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments and mandatory convertible debt securities, perpetual preferred equity not meeting Tier 1 capital requirements, qualifying term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses. Tier 3 capital includes qualifying unsecured subordinated debt. Information concerning FirstMerit’s regulatory capital requirements is set forth in Note 21 to the consolidated financial statements, and in “Capital Resources” under Item 7.

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

FirstMerit Bank is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. FirstMerit’s management believes that FirstMerit Bank meets all capital requirements to which it is subject. Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business as described below.

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of FirstMerit Bank, the Corporation’s is subject to such provisions.

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

FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2006, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance

On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) into law. Under the Reform Act, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) merged into a new fund, the Deposit Insurance Fund (“DIF”) effective March 31, 2006. Effective April 1, 2006, the coverage limit for retirement accounts increased to $250,000 with indexing of the coverage limit for inflation commencing in 2010 as with the general deposit insurance coverage limit. In addition, the FDIC was authorized from time to time to adjust the minimum reserve ratio, currently fixed at 1.25%, within a range between 1.15% percent and 1.50%, and may adopt a risk-based premium system to allow the FDIC to manage the pace at which the reserve ratio varies within this range. The Reform Act also authorized the FDIC to grant a one-time initial assessment credit (of approximately $4.7 billion) to recognize financial institutions’ past contributions to the insurance fund. The Reform Act eliminated the restrictions on premium rates based on the minimum reserve ratio and grants the FDIC the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

An increase in the BIF assessment rate could have a material adverse effect on FirstMerit’s earnings, depending on the amount of the increase. The FDIC is also authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for FirstMerit’s subsidiary depository institution could have a material adverse effect on FirstMerit’s earnings.

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

USA Patriot Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

Summary

To the extent that the previous information describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, including the Consent Order, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time. Any such change in statutes, regulations or regulatory policies applicable to FirstMerit could have a material effect on the business of FirstMerit.

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

If our actual loan losses exceed our allowance for credit losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for credit losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for credit losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

FirstMerit Bank

The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 131,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 97 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 61 branches are leased with various expiration dates. FirstMerit Mortgage Corporation and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the executive officers of FirstMerit as of December 31, 2006. Unless otherwise stated, each listed position was held on January 1, 2002.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

John R. Cochran(2)	63	03/01/95	Chairman of FirstMerit
Paul G. Greig	51	05/18/06	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; previously President and CEO of Charter One Bank-Illinois
Terrence E. Bichsel	57	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank
Robert P. Brecht(3)	57	08/09/91	Senior Executive Vice President of FirstMerit and FirstMerit Bank since November 20, 2003; previously Executive Vice President of FirstMerit and Division Executive Vice President of FirstMerit Bank
Terri L. Cable	46	12/01/03	Executive Vice President Commercial Banking of First Merit since July, 2006; previously President and CEO of Columbus region; EVP of Wealth Management Services; previously EVP/Managing Director National City Bank 2001 — 2003
Mark J. Grescovich	42	10/18/02	Executive Vice President Commercial Banking of FirstMerit since July, 2006; previously EVP and Chief Corporate Banking Officer of FirstMerit Bank since October 18, 2002; previously SVP of FirstMerit Bank.
Jack R. Gravo	60	02/16/95	Executive Vice President of FirstMerit and President of FirstMerit Mortgage Corporation
David G. Lucht(4)	49	05/16/02	Executive Vice President of FirstMerit and FirstMerit Bank since May 16, 2002; previously Executive Vice President, Credit Administration of National City Bank
Terry E. Patton	58	04/10/85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank
Larry A. Shoff	50	09/01/99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank

(1)	Julie A. Robbins, age 46, was appointed as Executive Vice President — Retail effective February 9, 2007; previously Senior Vice President, Washington Mutual.

(2)	Mr. Cochran resigned as Chairman and an employee of FirstMerit effective January 1, 2007.

(3)	Mr. Brecht resigned as Senior Executive Vice President and an employee of FirstMerit effective February 1, 2007.

(4)	Mr. Lucht resigned as Executive Vice President and an employee of FirstMerit on February 20, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FirstMerit’s common shares are quoted on The NASDAQ Stock Market under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common shares for the two most recent fiscal years:

Stock Performance and Dividends (1)

			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-05	28.37	25.51	0.27	11.32
06-30-05	27.05	24.12	0.27	11.69
09-30-05	29.06	26.03	0.28	11.65
12-31-05	27.42	24.60	0.28	11.39
03-31-06	24.71	24.49	0.28	10.91
06-30-06	22.58	20.94	0.28	10.88
09-29-06	23.73	23.14	0.29	11.28
12-30-06	24.68	24.10	0.29	10.56

(1)	This table sets forth the high and low closing bid quotations and dividend rates for FirstMerit during the periods listed. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

On February 3, 2007, there were approximately 24,964 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common stock during the fourth quarter of the 2006 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs(1)	Plans or Programs

Balance as of September 30, 2006:				396,272
October 1, 2006 — October 31, 2006	88	$23.01	—	396,272
November 1, 2006 — November 30, 2006	15,788	$23.65	—	396,272
December 1, 2006 — December 31, 2006	—	—	—	396,272

Balance as of December 31, 2006:	15,876	$23.64	0	396,272

(1)	On January 19, 2006 the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (“the “Prior Repurchase Plan”). FirstMerit had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	15,876 of these common shares were either delivered by the option holder with respect to the exercise of stock options or the settlement of performance share awards, or in the case of restricted shares of common stock, withheld to pay income tax or other tax liabilities with respect to the vesting or restricted shares.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)

Results of Operations
Interest income	$603,821	541,446	497,395	567,269	648,013
Conversion to fully-tax equivalent	2,919	2,621	2,712	2,584	3,359

Interest income*	606,740	544,067	500,107	569,853	651,372
Interest expense	263,468	192,451	146,590	173,656	226,417

Net interest income*	343,272	351,616	353,517	396,197	424,955
Provision for loan losses	76,112	43,820	73,923	102,273	97,923

Net interest income after provision for loan losses*	267,160	307,796	279,594	293,924	327,032
Other income	195,148	190,466	174,285	198,323	179,564
Other expenses	328,087	313,508	311,929	315,067	280,897

Income before federal income taxes*	134,241	184,754	141,950	177,180	225,699
Federal income taxes	36,376	51,650	36,024	52,939	67,974
Fully-tax equivalent adjustment	2,919	2,621	2,712	2,584	3,359

Federal income taxes*	39,295	54,271	38,736	55,523	71,333
Income before cumulative effect of change in accounting principle	94,946	130,483	103,214	121,657	154,366
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(688)	—

Net income(a)	$94,946	130,483	103,214	120,969	154,366

Per share:
Income before cumulative effect of change in accounting principle	$1.18	1.56	1.22	1.44	1.82
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.01)	—

Basic net income(a)	$1.18	1.56	1.22	1.43	1.82

Diluted net income(a)	$1.18	1.56	1.21	1.42	1.81

Cash dividends	$1.14	1.10	1.06	1.02	0.98
Performance Ratios
Return on total assets (“ROA”)(a)	0.94%	1.27%	1.00%	1.14%	1.48%
Return on common shareholders’ equity (“ROE”)(a)	10.67%	13.50%	10.49%	12.40%	16.31%
Net interest margin — tax-equivalent basis	3.71%	3.73%	3.71%	4.02%	4.39%
Efficiency ratio(a)	60.77%	57.88%	58.60%	53.35%	46.98%
Book value per common share	$11.11	$11.39	$11.66	$11.65	$11.41
Average shareholders’ equity to total average assets	8.79%	9.42%	9.53%	9.21%	9.10%
Dividend payout ratio	96.61%	70.51%	87.60%	71.83%	54.14%
Balance Sheet Data
Total assets (at year end)	$10,298,702	10,161,317	10,122,627	10,479,729	10,695,362
Long-term debt (at year end)	213,821	300,663	299,743	295,559	554,736
Daily averages:
Total assets	$10,130,015	10,264,429	10,318,305	10,597,554	10,411,192
Earning assets	9,261,292	9,434,664	9,515,958	9,844,214	9,685,381
Deposits and other funds	9,072,820	9,139,578	9,195,730	9,440,357	9,287,869
Shareholders’ equity	889,929	966,726	983,529	976,423	947,592

* Fully tax-equivalent basis

(a)	Included in the 2003 results are the sale of the Company’s $621 million portfolio of manufactured housing loans and prepayment of $221 million in Federal Home Loan Bank (FHLB) borrowings, as well as the sale of $22.6 million of commercial loans. As a result, after-tax earnings for the full year and fourth quarter 2003 were reduced by a total of $22.6 million or $0.27 per share which include an after-tax charge of $18.4 million, or $0.22 per share, related to the sale of the manufactured housing portfolio and prepayment of FHLB borrowings, and a $4.2 million or $0.05 per share increase in the provision for loan losses related to the sale of commercial loans. Results for 2003 also include an accounting charge of $688,000 after-tax, or $0.01 per share, representing the cumulative effect of application of FIN 46, an accounting interpretation that requires consolidation of the special purpose entity that holds FirstMerit’s headquarters building.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2006, 2005 AND 2004

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2006, 2005 and 2004. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Earnings Summary

FirstMerit reported fourth quarter 2006 net income of $6.1 million, or $0.07 per diluted share. This compares with $27.7 million, or $0.34 per diluted share, for the prior-year quarter. For the full year 2006, the Company reported net income of $94.9 million, or $1.18 per diluted share, compared with $ 130.5 million, or $1.56 per share in 2005.

Both fourth quarter and full year 2006 results were affected by the Corporation’s decision in December 2006 to sell $80.9 million of commercial assets in a transaction to be completed during the first quarter of 2007. FirstMerit intends to sell $73.7 million of commercial loans and $7.2 million of other real estate during the first quarter of 2007. Approximately two-thirds of the assets to be sold are loans originated before June 2003. These assets have been reclassified as “held-for-sale” on the Corporation’s balance sheet at December 31, 2006. The allowance associated with the loans held for sale is $23.1 million and an additional reserve of $2.2 million for other real estate. Of the $64.2 million of nonperforming assets (0.93% of period-end loans and other real estate) at December 31, 2006, $31.0 million are held-for-sale. These held-for-sale nonperforming assets are expected to be sold before March 31, 2007.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2006 were 2.66% and 0.24%, respectively, compared with 11.52% and 1.07% for the prior-year quarter.

Net interest margin was 3.58% for the fourth quarter of 2006 compared with 3.68% for the third quarter of 2006 and 3.73% for the fourth quarter of 2005. The decrease in net interest margin compared with the third quarter of 2006 resulted from an increase in deposit costs attributed to shifts in the deposit portfolio from lower-cost transaction products to time deposits. The decrease in net interest margin compared with the fourth quarter of 2005 reflected a similar shift in consumer preference for higher-yielding deposit products as well as increased pricing pressure from a rising interest rate environment. For the full year 2006, net interest margin declined to 3.71% compared with 3.73% for 2005, as the Corporation’s flexibly structured balance sheet provided opportunity to mitigate rising interest rates by shifting a portion of the investment portfolio into higher-yielding loans and paying off higher-cost borrowings.

Net interest income on a fully tax-equivalent (“FTE”) basis was $84.5 million in the fourth quarter 2006 compared with $85.9 million in the third quarter of 2006 and $88.2 million in the fourth quarter of 2005. The decrease in FTE net interest income compared with the third quarter 2006 resulted from net interest margin pressure, partially offset by an increase in average earning assets. The increase in earning assets was driven by loan growth in the commercial portfolio and the Corporation’s decision to increase the size of the investment portfolio given the higher interest rate environment. The decrease in FTE net interest income compared with the fourth quarter of 2005 resulted from lower net interest margin. FTE net interest income for the full year 2006 was $343.3 million, down from the $351.6 million in 2005. The Corporation executed a balance sheet restructuring initiative preventing additional margin pressure during the year. Average earning assets decreased $173.4 million during 2006, resulting from a $355.9 million reduction in the average investment portfolio. The majority of run-off in the securities portfolio was used to fund loan growth; average loans increased $187.8 million. The Corporation also used proceeds from maturing investments to pay down higher-cost borrowings.

Noninterest income net of securities transactions for the fourth quarter of 2006 was $48.3 million, a decrease of $1.0 million or 2.0% from the third quarter of 2006 and an increase of $0.8 million or 1.7% from the fourth quarter of 2005. For the full year 2006, noninterest income net of securities transactions totaled $195.1 million, an increase of

$6.6 million or 3.5% from the $188.5 million in the same period of 2005. The increase from the prior year was primarily the result of higher service charges and credit card fees. Other income, net of securities gains, as a percentage of net revenue for the fourth quarter of 2006 was 36.39% compared with 36.50% for third quarter of 2006 and 35.04% for the fourth quarter of 2005. For the full year 2006, other income, net of securities gains, as a percentage of net revenue was 36.24% compared with 34.90% for 2005. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2006 was $84.0 million, an increase of $7.0 million or 9.1% from the third quarter of 2006 and an increase of $4.7 million or 5.9% from the fourth quarter of 2005. For the full year 2006, noninterest expenses totaled $328.1 million, an increase of $14.6 million or 4.7% from $313.5 million for the same period of 2005. This increase is the result of higher salaries, wages, pension and employee benefits as well as higher professional services.

Net charge-offs totaled $18.6 million or 1.06% of average portfolio loans in the fourth quarter of 2006 compared with $11.6 million or 0.67% of average portfolio loans in the third quarter 2006 and $18.4 million or 1.09% of average portfolio loans in the fourth quarter of 2005. Additionally the allowance for loan losses was reduced by $23.1 million or 1.32% of average portfolio loans; the amount related to loans classified as held for sale.

Nonperforming assets totaled $64.2 million at December 31, a decrease of $8.3 million or 11.4% compared with September 30, 2006 and a decrease of $8.1 million or 11.2% compared with December 31, 2005. Nonperforming assets at December 31, 2006 and September 30, 2006 include loans held for sale of $26.1 million and $7.1 million, respectively. Additionally, $5.0 of other real estate will be included in the loan sale scheduled for the first quarter of 2007. Nonperforming assets at December 31, 2006 represented 0.93% of period-end loans plus other real estate compared with 1.05% at September 30, 2006 and 1.08% at December 31, 2005.

The provision for loan losses increased to $44.2 million in the fourth quarter of 2006 compared with $12.6 million in the third quarter of 2006 and $16.3 million in the fourth quarter of 2005. For the full year of 2006, the provision for loan losses was $76.1 million, compared with $43.8 million for 2005. The increases are primarily related to the Corporation’s intention to sell $73.7 million of commercial loans during the first quarter of 2007, as previously discussed.

The allowance for loan losses totaled $91.3 million at December 31, 2006, an increase of $2.6 million and $0.7 million from September 30, 2006 and December 31, 2005, respectively. At December 31, 2006, the allowance for loan losses was 1.33% of period-end loans compared with 1.28% at September 30, 2006 and 1.36% at December 31, 2005. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.42% at December 31, 2006 compared with 1.37% at September 30, 2006 and 1.45% at December 31, 2005. The allowance for credit losses to nonperforming loans increased to 179.60% at December 31, 2006 compared with 153.94% on September 30, 2006 and 155.36% on December 31, 2005.

FirstMerit’s total assets at December 31, 2006 were $10.3 billion, an increase of $34.6 million or 0.34% compared with September 30, 2006 and an increase of $98.2 million or 0.97% compared with December 31, 2005. The increase from September 30, 2006 was principally due to an increase in commercial loans and in the investment securities portfolio. The increase over December 31, 2005 was due to growth in portfolio loans, primarily in the commercial portfolio of $174.6 million, or 4.96%. The majority of the loan growth over that time period was funded by cash flow from the Company’s maturing investment securities portfolio as part of a strategy to shift the mix of earning assets into higher yield categories.

Total deposits were $7.5 billion at December 31, 2006, an increase of $109.3 million or 1.48% from September 30, 2006 an increase of $265.3 million or 3.67% from December 31, 2005. Core deposits, which exclude all time deposits, totaled $4.5 billion at December 31, 2006, an increase of $102.4 million or 2.32% from September 30, 2006 and a decrease of $135.8 million or 2.92% from December 31, 2005. Compared with September 30, 2006, the increase reflects new pricing initiatives aimed at capturing new transaction account balances. Compared with December 31, 2005, the decrease reflects a shift in customer preference for time deposit accounts with higher yields.

Shareholders’ equity was $846.1 million at December 31, 2006 and the Corporation’s capital position remains strong as tangible equity to assets was 6.96%. The adoption of the new accounting pronouncement for “Employers’

Accounting for Defined Benefit Pension and Other Postretirement Plans” reduced other comprehensive income, a component of shareholders’ equity, by $46.4 million. The common dividend per share paid in the fourth quarter 2006 was $0.29. For the full year 2006, the common dividend per share paid was $1.14 compared with $1.10 for the same period of 2005, an increase per share of $0.04, or 3.64%.

Supercommunity Banking Results

The Corporation’s operations are managed along its major line of business, Supercommunity Banking. Note 15 (Segment Information) to the consolidated financial statements provides performance data for this line of business.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

ASSETS
Cash and due from banks	$186,029			194,485			213,994
Investment securities:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,050,736	81,207	3.96%	2,416,360	91,814	3.80%	2,602,317	97,037	3.73%
Obligations of states and political subdivisions (tax exempt)	114,548	7,390	6.45%	99,487	6,707	6.74%	103,402	7,311	7.07%
Other securities	246,054	15,054	6.12%	253,785	12,231	4.82%	259,764	9,735	3.75%

Total investment securities and federal	2,411,338	103,651	4.30%	2,769,632	110,752	4.00%	2,965,483	114,083	3.85%
funds sold
Federal funds sold & other interest earning assets	4,167	210	5.04%	1,783	60	3.37%	2,001	30	1.50%
Loans held for sale	47,449	3,153	6.65%	52,740	2,854	5.41%	55,002	2,089	3.80%
Loans	6,798,338	499,746	7.35%	6,610,509	430,402	6.51%	6,493,472	383,905	5.91%

Total earning assets	9,261,292	606,760	6.55%	9,434,664	544,068	5.77%	9,515,958	500,107	5.26%
Allowance for loan losses	(88,020)			(94,118)			(100,959)
Other assets	770,714			729,398			689,312

Total assets	$10,130,015			10,264,429			10,318,305

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,434,539	—	—	1,466,106	—	—	1,398,112	—	—
Demand — interest bearing	818,735	9,217	1.13%	827,829	5,871	0.71%	805,419	2,152	0.27%
Savings and money market accounts	2,271,654	50,083	2.20%	2,356,813	32,944	1.40%	2,473,728	19,145	0.77%
Certificates and other time deposits	2,859,218	123,877	4.33%	2,647,908	86,764	3.28%	2,762,975	81,540	2.95%

Total deposits	7,384,146	183,177	2.48%	7,298,656	125,579	1.72%	7,440,234	102,837	1.38%
Securities sold under agreements to repurchase	1,283,951	56,151	4.37%	1,409,135	45,423	3.22%	1,447,629	26,259	1.81%
Wholesale borrowings	404,723	24,140	5.96%	431,787	21,449	4.97%	307,867	17,494	5.68%

Total interest bearing liabilities	7,638,281	263,468	3.45%	7,673,472	192,451	2.51%	7,797,618	146,590	1.88%
Other liabilities	167,266			158,125			139,046
Shareholders’ equity	889,929			966,726			983,529

Total liabilities and shareholders’ equity	$10,130,015			10,264,429			10,318,305

Net yield on earning assets	$9,261,292	343,292	3.71%	9,434,664	351,617	3.73%	9,515,958	353,517	3.71%

Interest rate spread			3.10%			3.26%			3.38%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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

Net interest income for the year ended December 31, 2006 was $340.4 million compared to $349.0 million for year ended December 31, 2005. The $8.6 million decline in net interest income occurred because the $71.0 million increase in interest expense was more than the $62.4 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2006 was $2.9 million compared with $2.6 million in 2005 and $2.7 million in 2004.

Net interest income presented on an FTE basis decreased $8.3 million or 2.37% to $343.3 million in 2006 compared to $351.6 million in 2005 and $353.5 million in 2004. The decrease from 2006 to 2005 occurred because the $71.0 million increase in interest expense was more than the $62.7 million increase in interest income during same period. The decrease from 2005 to 2004 occurred because the $45.9 million increase in interest expense was less than the $44.0 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rise in interest rates throughout the year.

The average yield on earning assets increased 78 basis points from 5.77% in 2005 to 6.55% in 2006 increasing interest income by $64.7 million. Similarly, the average yield on earning assets increased 51 basis points from 5.26% in 2004 to 5.77% in 2005 increasing interest income by $44.7 million. Lower outstanding balances on total average earning assets in 2006 caused interest income to decrease $2.0 million from year-ago levels. Average balances for investment securities were down from last year decreasing interest income by $14.3 million, but higher rates earned on the securities mitigated the impact by increasing interest income by $7.2 million. Average loans outstanding, up from last year, increased 2006 interest income by $12.2 million while higher yields earned on the loans, also increased 2006 loan interest income by $57.4 million. 2005 over 2004 had a similar effect. Average balances for investment securities were down from 2004 decreasing 2005 interest income by $7.6 million, but higher rates earned on the securities increased 2005 interest income by $4.3 million. Average loans outstanding in 2005, up from 2004, increased 2005 interest income by $40.3 million.

The cost of funds for the year as a percentage of average earning assets increased 80 basis points from 2.04% in 2005 to 2.84% in 2006. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the rise in interest rates was the primary factor in this increase.

CHANGES IN NET INTEREST INCOME-FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2006 and 2005			2005 and 2004
	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

INTEREST INCOME
Investment securities:
Taxable	$(15,262)	7,478	(7,784)	(7,352)	4,625	(2,727)
Tax-exempt	982	(299)	683	(271)	(333)	(604)
Loans held for sale	(307)	606	299	(89)	854	765
Loans	12,514	56,830	69,344	7,024	39,473	46,497
Federal funds sold	109	41	150	(3)	33	30

Total interest income	(1,964)	64,656	62,692	(691)	44,652	43,961

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	(65)	3,411	3,346	62	3,657	3,719
Savings and money market accounts	(1,230)	18,369	17,139	(945)	14,744	13,799
Certificates and other time deposits (“CDs”)	7,367	29,746	37,113	(3,498)	8,722	5,224
Securities sold under agreements to repurchase	(4,323)	15,051	10,728	(716)	19,880	19,164
Wholesale borrowings	(1,408)	4,099	2,691	6,367	(2,412)	3,955

Total interest expense	341	70,676	71,017	1,270	44,591	45,861

Net interest income	$(2,305)	(6,020)	(8,325)	(1,961)	61	(1,900)

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.

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

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net interest income	$340,373	348,995	350,805
Tax equivalent adjustment	2,919	2,622	2,712

Net interest income — FTE	$343,292	351,617	353,517

Average earning assets	$9,261,292	9,434,664	9,515,958

Net interest margin	3.71%	3.73%	3.71%

The net interest margin for 2006 was 3.71% compared to 3.73% in 2005 and 3.71% in 2004. As discussed in the previous section, the decrease in the net interest margin during 2006 was primarily a result of a drop in earning assets coupled with a shift in customer preference to higher yielding certificate of deposits. The increase in 2005 over 2004 was a result of higher yields on loans and investments.

Other Income

Excluding investment securities gains, other income totaled $195.1 million in 2006 an increase of $6.6 million or 3.49% from 2005 and an increase of $17.8 million or 10.07% from 2004. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 36.24% compared to 34.90% in 2005. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Trust department income	$22,653	22,134	21,595
Service charges on deposits	71,524	69,065	62,162
Credit card fees	44,725	40,972	37,728
ATM and other service fees	12,817	12,867	11,879
Bank owned life insurance income	14,339	12,264	12,314
Investment services and life insurance	9,820	10,608	12,850
Investment securities gains (losses), net	22	1,926	(2,997)
Loan sales and servicing income	7,513	6,397	6,075
Other operating income	11,735	14,233	12,679

	$195,148	190,466	174,285

Trust department income, which has been positively impacted by improved stock market values, has increased by 2.34%, up $0.52 million in 2006 and 2.50%, up $0.54 million in 2005 over 2004. Service charges on deposits increased by $2.5 million or 3.56% in 2006, and $6.9 million or 11.10% in 2005 over 2004 primarily due to new initiatives to enhance account posting standardization and synchronization that were implemented throughout 2005 and 2006. Credit card fees increased $3.8 million or 9.16% in 2006, and $3.2 million or 8.60% in 2005 over 2004 primarily due to increased volumes. ATM and other service charge fees have decreased $0.05 million or 0.39%. This decrease was also volume driven. Bank owned life insurance income increased $2.1 million or 16.92% primarily due to death benefit proceeds received in 2006. There were no significant sales of investment securities during 2006. Investment securities gains increased $4.9 million in 2005 over 2004 primarily attributable to the other-than-temporary impairment loss of $5.8 million on FHLMC and FNMA perpetual preferred stock that was recorded in the fourth quarter of 2004. Loan sales and servicing income increased $1.1 million or 17.45% in 2006 and $0.3 million or 5.30% in 2005 over 2004 million reflecting the slow down in mortgage activity due to interest rate increases. Investment services and insurance income decreased $0.8 million in 2006 and $2.2 in 2005 over 2004 primarily attributable to a drop in annuity sales in our retail branches.

Federal Income Taxes

Federal income tax expense totaled $36.4 million in 2006 compared to $51.7 million in 2005 and $36.0 million in 2004. The effective federal income tax rate for 2006 was 27.7% compared to 28.4% in 2005 and 25.9% in 2004. During 2005 the statute expired on the 2001 consolidated federal income tax return, resulting in the release of tax reserves of $7.5 million which had been established for tax issues from a previous acquisition. As a result, the Corporation recorded a $4.3 million reduction in income tax expense. Additionally, $3.2 million in federal and state tax reserves were established for pending audits and years open for review for various taxing authorities. Pursuant to the anticipated changes in the requirements under SFAS 109 “Accounting for Income Taxes” and more fully described in Note 1 (Recently Issued Accounting Standards), tax reserves have been specifically estimated for potential at-risk items. During 2004, the Internal Revenue Service completed their examination of the Corporation’s tax returns for the years ended December 31, 1999 and 2000. The Corporation was successful in resolving anticipated issues at less than previous expectations. As a result, the Corporation recorded a $4.6 million reduction in income tax expense. Of that amount, $2.5 million related to issues resolved during the 1999 and 2000 year audits; and $2.1 million for reserves no longer required related to bank-owned life insurance.

Further federal income tax information is contained in Note 11 (Federal Income Taxes) to these consolidated financial statements.

Other Expenses

Other expenses were $328.1 million in 2006 compared to $313.5 million in 2005 and $311.9 in 2004, an increase of $14.6 million or 4.65% over 2005 and an increase of $16.2 million or 5.18% over 2004.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Salaries and wages	$130,446	126,829	122,589
Pension and employee benefits	46,254	36,854	37,463
Net occupancy expense	24,814	23,730	22,557
Equipment expense	11,999	13,301	13,345
Taxes, other than federal income taxes	(2,329)	4,042	5,149
Stationery, supplies and postage	9,912	10,050	10,716
Bankcard, loan processing, and other costs	28,211	24,012	24,307
Advertising	7,085	7,704	6,931
Professional services	16,971	12,014	13,688
Telephone	4,722	4,556	4,718
Amortization of intangibles	889	889	889
Other operating expense	49,113	49,527	49,577

	$328,087	313,508	311,929

Salaries and wages were $130.4 million in 2006, an increase of $3.6 million or 2.85% over 2005. Similarly, the increase in salaries and wages in 2005 over 2004 was $4.2 million or 3.46%. The increases generally reflect the annual employee merit increases. Pension and employee benefits were $46.3 million in 2006, an increase of $9.4 million or 25.51% over 2005, primarily due to increased pension expense and health care costs related to self insured medical plans. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the increases in pension and postretirement medical expenses.

Taxes, other than federal income tax were down $6.4 million primarily attributable to the successful resolution of multiple year and multiple jurisdictional non-income tax examinations. Bankcard, loan processing, and other costs were up $4.2 million consistent with the increase in volume in our credit card revenue. Professional services expenses increased $5.0 million or 41.26% in 2006 due to increased professional assistance in complying with the Bank Secrecy Act and Sarbanes Oxley.

The efficiency ratio for 2006 was 60.77%, compared to 57.88% in 2005 and 58.60% in 2004. The “lower is better” efficiency ratio indicates the percentage of operating costs that is used to generate each dollar of net revenue — that is during 2006, 60.77 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Investment Securities

The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities have been classified as available-for-sale. In this classification, adjustment to fair value of the available-for-sale securities in the form of unrealized holdings gains and losses is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. At year-end 2006, the investment portfolio had a net unrealized loss of $47.1 million, which compares to a loss of $59.4 million at year-end 2005.

At year-ends 2006 and 2005, investment securities at fair value totaled $2.4 billion and $2.5 billion, respectively. The 5.44% decrease in the total portfolio occurred primarily in the mortgage-backed security portfolio. This decrease reflects the Corporation’s balance sheet deleverage strategy. The Corporation has not reinvested the cash flow from the maturing investment portfolio in order to improve its asset/liability position. Also during 2006, the Corporation repurchased 2.5 million shares its own stock in an accelerated share repurchase arrangement with Goldman, Sachs & Co. The initial purchase price was $25.97. Additional discussion of the decrease in investment securities is located in the Liquidity Risk Management section of this report.

A summary of investment securities’ fair value is presented below as of year-ends 2006 and 2005. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

Fair Value of Investment Securities

	At December 31,		Dollar	%
	2006	2005	Change	Change
	(Dollars in thousands)

U.S. Government agency obligations	$831,919	904,404	(72,485)	(8.01)%
Obligations of states and political subdivisions	196,798	93,837	102,961	109.72%
Mortgage-backed securities	1,128,052	1,299,549	(171,497)	(13.20)%
Other securities	251,119	248,706	2,413	0.97%

	$2,407,888	2,546,496	(138,608)	(5.44)%

			Over One Year		Over Five Years
	One Year or Less		Through Five Years		Through Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
	(Dollars in thousands)

U.S. Government agency obligations	348,919	3.20%	412,985	3.87%	70,015	5.37%	—	—
Obligations of states and political subdivisions	12,254	8.81%*	20,763	7.76%*	30,729	7.25%*	133,052	5.67%*
Mortgage-backed securities	5,206	6.01%	951,612	4.04%	171,234	4.36%	—	—
Other securities	7,123	5.80%	149,487	6.14%	—	—	94,509	6.89%

	373,502	3.47%	1,534,847	4.25%	271,978	4.95%	227,561	6.18%

Percent of total	15.51%		63.74%		11.30%		9.45%

* Fully tax-equivalent based upon federal income tax structure applicable at December 31, 2006.

Mortgage-backed securities (“MBS”) accounted for 59% of the market value of the portfolio at year end with 26% representing fixed rate MBS; 21% adjustable rate MBS; and 12% invested in collateralized mortgage obligations. At year-end the fair value of 20 and 30 year MBSs was 8.0% of the portfolio. The estimated effective duration of the portfolio is 2.39% and is estimated to shorten to 1.65% given an immediate, parallel decrease of 100 basis points in interest rates. If rates were to increase 100 basis points in a similar fashion, the duration would increase to 2.80%. The investment portfolio would be expected to generate $616 million in cash flow over the next twelve months, given no change in interest rates.

The average yield on the portfolio was 4.15% in 2006 compared to 4.00% in 2005.

Loans

Total loans outstanding at year-end 2006 increased 3.17% to $6.9 billion compared to one year ago, at $6.7 billion. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Commercial loans	$3,694,121	3,519,483	3,290,819	3,352,014	3,430,396
Mortgage loans	608,008	628,581	639,715	614,073	560,510
Installment loans	1,619,747	1,524,355	1,592,781	1,668,421	1,564,588
Home equity loans	731,473	778,697	676,230	637,749	597,060
Credit card loans	147,553	145,592	145,042	144,514	141,575
Manufactured housing loans	—	—	—	—	713,715
Leases	77,971	70,619	88,496	134,828	206,461

Total loans	6,878,873	6,667,327	6,433,083	6,551,599	7,214,305
Less allowance for loan losses	91,342	90,661	97,296	91,459	116,634

Net loans	$6,787,531	6,576,666	6,335,787	6,460,140	7,097,671

	At December 31, 2006
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
	(In thousands)

Due in one year or less	$1,535,923	185,101	526,817	279,877	96,239	32,794
Due after one year but within five years	1,769,087	316,338	880,730	384,688	50,815	40,533
Due after five years	389,111	106,569	212,200	66,908	499	4,644

Total	$3,694,121	608,008	1,619,747	731,473	147,553	77,971

Loans due after one year with interest at a predetermined fixed rate	$1,025,678	228,512	1,081,800	73,019	16,174	45,177
Loans due after one year with interest at a floating rate	1,132,520	194,395	11,130	378,577	35,140	—

Total	$2,158,198	422,907	1,092,930	451,596	51,314	45,177

The manufacturing-based economy in Northeast Ohio continued to show signs of growth with commercial loans increasing 4.96% in 2006 and 7.37% in 2005. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and the sold into the secondary mortgage market or held in portfolio. The increase in interest rates was the primary reason for the decline in mortgage loan originations and the 3.27% decrease in balances retained in portfolio.

Outstanding home equity loan balances decreased $47.2 million or 6.06% from December 31, 2006 as a result of discontinued marketing campaigns that drove up balances 15.5% in 2005 over 2004. Installment loans increased $95.4 million or 6.26% as customer preferences moved from home equity lines of credit to home equity fixed loans.

There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2006 and 2005.

At December 31, 2006 the allowance for loan losses was $91.3 million or 1.33% of loans outstanding, compared to $90.7 million or 1.36% at year-end 2005. The allowance equaled 168.03% of nonperforming loans at year-end 2006 compared to 145.61% at year-end 2005. The increase in the allowance for loan losses is attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $20.0 million at year-end 2006 and $5.4 million at year-end 2005. Nonperforming loans have decreased by $7.4 million over December 31, 2005 due to write downs which occurred in anticipation of a loan sale during the first quarter of 2007. These held for sale loans have been valued at their fair market value.

Net charge-offs were $75.4 million (including the allowance relating to loans held for sale) in 2006 compared to $50.5 million in 2005 and $55.4 million in 2004. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 1.11% in 2006, 0.76% in 2005 and 0.85% in 2004. Losses are charged against the allowance for loan losses as soon as they are identified.

During the fourth quarter of 2006, Management reclassified $16.7 million of loans as impaired and arranged a loan sale of $73.7 million to facilitate improved credit quality with the commercial loan portfolio. (Of the loans identified as held for sale, $41.1 million were classified as nonperforming and $32.6 million were classified as performing.) The loan sale is scheduled to occur during the first quarter of 2007. Additionally, Management strengthened the allowance for loan losses by providing $14.5 million of additional provision to establish reserves to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values.

During the first quarter of 2004, Management observed that rising input costs such as plastic resins, steel and petroleum would impact certain segments of our commercial and industrial loan portfolio. Management also observed a higher level of nonaccrual loans from within previously identified criticized loan levels while the economy was in an early stage of recovery. These observations led us to change some of the assumptions used in the Corporation’s allowance for loan losses methodology by shortening the historical period used for estimating loss migration factors which had the effect of more heavily weighting recent loss history in the portfolio. The Corporation strengthened the allowance for loan losses by providing an additional $22.7 million above the quarter’s charge-offs for the first quarter of 2004.

The allowance for unfunded lending commitments at December 31, 2006 and 2005 was $6.3 million and $6.1 million, respectively.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $97.6 million at year-end 2006, $96.7 million at year-end 2005 and $103.1 million at year-end 2004.

Allowance for Credit Losses

	For the year ended December 31,
	2006	2005
	(In thousands)

Allowance for loan losses, beginning of period	$90,661	97,296
Net charge-offs	(52,342)	(50,455)
Allowance related to loans held for sale	(23,089)	—
Provision for loan losses	76,112	43,820

Allowance for loan losses, end of period	$91,342	90,661

Reserve for unfunded lending commitments, beginning of period	$6,072	5,774
Provision for credit losses	222	298

Reserve for unfunded lending commitments, end of period	$6,294	6,072

Allowance for credit losses	$97,636	96,733

The following tables display the components of the allowance for loan losses at December 31, 2006 and 2005.

	At December 31, 2006
	Loan Type
Allowance for Loan	Commercial	Commercial		Installment	Home Equity	Credit Card	Res Mortgage
Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan Balance	$19,394	41,889	—	—	—	—	—	61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impaired Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loan allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due loan allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due loan allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due loan allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	2,164,628	77,971	1,619,747	731,473	147,553	608,008	6,878,873

Total Allowance for Loan Losses	$29,701	27,239	1,214	18,306	3,151	6,591	5,140	91,342

	At December 31, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$27,515	18,254	—	—	—	—	—	45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	369,866	25,245					639,227
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669

Total loans	$1,428,297	2,105,102	70,619	1,524,355	778,697	145,592	628,581	6,681,243

Total Allowance for Loan Losses	$35,348	20,404	1,831	23,196	2,268	6,233	1,381	90,661

A five-year summary of activity follows:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance for loan losses at January 1,	$90,661	97,296	91,459	116,634	119,784
Loans charged off:
Commercial	32,628	19,349	25,073	34,093	31,970
Mortgage	1,670	1,721	1,174	1,016	622
Installment	20,682	29,307	35,958	42,093	37,272
Home equity	3,847	4,340	3,085	3,428	3,768
Credit cards	8,294	11,320	11,254	12,667	12,417
Manufactured housing	—	—	443	21,633	27,934
Leases	3,607	3,068	2,012	4,947	6,342

Total	70,728	69,105	78,999	119,877	120,325

Recoveries:
Commercial	3,734	4,166	6,068	2,597	1,836
Mortgage	142	190	42	235	41
Installment	10,340	9,495	11,545	11,872	12,446
Home equity	1,293	1,302	1,430	1,183	1,002
Credit cards	2,123	2,348	2,920	2,165	2,567
Manufactured housing	451	710	1,088	3,143	3,411
Leases	303	439	491	661	489

Total	18,386	18,650	23,584	21,856	21,792

Net charge-offs	52,342	50,455	55,415	98,021	98,533

Allowance related to loans held for sale/sold	(23,089)	—	(12,671)	(29,427)	—
Reclassification to lease residual reserve	—	—	—	—	(2,540)
Provision for loan losses	76,112	43,820	73,923	102,273	97,923

Allowance for loan losses at December 31,	$91,342	90,661	97,296	91,459	116,634

Average loans outstanding	$6,798,338	6,610,509	6,493,472	7,138,673	7,350,952

Ratio to average loans:
Net charge-offs	0.77%	0.76%	0.85%	1.37%	1.34%
Net charge-offs and allowance related to loans held for sale/sold	1.11%	0.76%	1.05%	1.79%	1.34%
Provision for loan losses	1.12%	0.66%	1.14%	1.43%	1.33%

Loans outstanding at end of year	$6,878,873	6,681,243	6,433,083	6,551,599	7,214,305

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.33%	1.36%	1.51%	1.40%	1.62%

As a multiple of net charge-offs	1.75	1.80	1.76	0.93	1.18

As a multiple of net charge-offs and allowance related to loans sold	1.21	1.80	1.43	0.91	1.18

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

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonperforming Loans:
Nonaccrual	$54,362	62,262	40,516	73,604	82,283
Restructured	—	—	—	35	48
Total impaired loans	54,362	62,262	40,516	73,639	82,331
ORE	9,815	9,995	5,375	7,527	7,203

Total nonperforming assets	$64,177	72,257	45,891	81,166	89,534

Loans past due 90 days or more accruing interest	$16,860	17,931	20,703	27,515	43,534

Total nonperforming assets as a percentage of total loans and ORE	0.93%	1.08%	0.71%	1.24%	1.24%

During the fourth quarter of 2006, the Corporation identified $73.7 million of commercial loans that were written down to their fair value of $50.6 million and reclassified as loans held for sale in anticipation of a loan sale scheduled for the first quarter of 2007. Additionally, $7.1 million of other real estate was written down to $5.0 million that will also be included in the loan sale.

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

During 2006 and 2005, total nonperforming loans earned $11.3 thousand and none, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $5.9 million for both years in interest income.

In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem commercial loans (classified as substandard and doubtful) totaling $83.0 million at year-end 2006 and $110.0 million at year-end 2005. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

Period End	4Q2006	3Q2006	2Q06	1Q06	4Q05
	(In thousands)

Nonaccrual commercial loans beginning of period	$52,621	41,927	56,258	54,176	34,144
Credit Actions:
New	27,087	31,619	6,652	10,259	29,778
Loan and lease losses	(24,592)	(4,006)	(1,927)	(3,385)	(3,005)
Charged down	(3,616)	(2,725)	(5,079)	(2,681)	(5,285)
Return to accruing status	(3,985)	(773)	(2,260)	(369)	(1,179)
Payments	(2,470)	(13,421)	(2,864)	(1,742)	(277)
Sales	—	—	(8,853)	—	—

Nonaccrual commercial loans end of period	$45,045	52,621	41,927	56,258	54,176

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2006 totaled $7.4 billion compared to $7.3 billion in 2005. Decreases in non-interest bearing and interest bearing demand accounts reflect a shift in customer preference for time deposit accounts with higher yields. The following ratios and table provide additional information about the change in the mix of customer deposits.

	At December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits- noninterest-bearing	$1,434,539	—	$1,466,106	—	$1,398,112	—
Demand deposits- interest-bearing	818,735	1.13%	827,829	0.71%	805,419	0.27%
Savings and money market accounts	2,271,654	2.20%	2,356,813	1.40%	2,473,728	0.77%
Certificates and other time deposits	2,859,218	4.33%	2,647,908	3.28%	2,762,975	2.95%

Total customer deposits	7,384,146	2.48%	7,298,656	1.72%	7,440,234	1.38%
Securities sold under agreements to repurchase	1,283,951	4.37%	1,409,135	3.22%	1,447,629	1.81%
Wholesale borrowings	404,723	5.96%	431,787	4.97%	307,867	5.68%

Total funds	$9,072,820		$9,139,578		$9,195,730

Total demand deposits comprised 30.52% of average deposits in 2006 compared to 31.43% in 2005 and 29.62% in 2004. Savings accounts, including money market products, made up 30.76% of average deposits in 2006 compared to 32.29% in 2005 and 33.25% in 2004. CDs made up 38.72% of average deposits in 2006, 36.28% in 2005 and 37.14% in 2004.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was up 80 basis points compared to one year ago, or 2.90% in 2006 due to the rising rate environment.

The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2006, by time remaining until maturity.

Time until maturity:	Amount
(In thousands)

Under 3 months	$429,919
3 to 6 months	410,439
6 to 12 months	269,619
Over 12 months	113,732

$1,223,709

Interest Rate Sensitivity

Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy that provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends in the financial markets and the industry.

The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by $312.1 million. The Corporation uses the GAP analysis and other tools to monitor rate risk. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position at December 31, 2006 as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)

Interest Earning Assets:
Loans and leases	$2,976,281	160,547	168,683	367,031	801,385	2,500,218	6,974,145
Investment securities and federal funds sold	67,209	75,489	178,306	156,007	349,831	1,581,046	2,407,888

Total Interest Earning Assets	$3,043,490	236,036	346,989	523,038	1,151,216	4,081,264	9,382,033

Interest Bearing Liabilities:
Demand — interest bearing	84,480	—	125,698	—	—	589,393	799,571
Savings and money market accounts	589,757	143,678	440,138	222,938	—	871,175	2,267,686
Certificate and other time deposits	256,117	189,321	238,254	838,840	949,261	504,774	2,976,567
Securities sold under agreements to repurchase	1,056,915	36,800	21,000	18,606	93,500	35,000	1,261,821
Wholesale borrowings	250,704	26,850	—	30,000	—	156,673	464,227

Total Interest Bearing Liabilities	$2,237,973	396,649	825,090	1,110,384	1,042,761	2,157,015	7,769,872

Total GAP	$805,517	(160,613)	(478,101)	(587,346)	108,455	1,924,249	1,612,161

Cumulative GAP	$805,517	644,904	166,803	(420,543)	(312,088)	1,612,161

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

Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps; curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2006:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2006	(0.09)%	0.05%	(0.35)%	(0.83)%
December 31, 2005	(1.50)%	0.15%	0.01%	(0.51)%

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

The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2006 and 2005:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2006	(3.58)%	0.53%	(0.33)%	(2.38)%
December 31, 2005	(3.26)%	0.48%	0.14%	(0.85)%

During the year ended December 31, 2006, $150.9 million (excluding security valuation adjustments) of maturing investment portfolio cash flows were not reinvested. The net additional funds were used to fund loan growth and reduce the dependency on deposit growth. This was part of the overall balance sheet remix strategy employed by the Corporation to shift earning assets into higher yielding instruments. The duration of the portfolio is 2.39% as of December 31, 2006 as compared to 2.42% on December 31, 2005.

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

To be considered well capitalized an institution must have a total risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2006 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2006		2005		2004
	(Dollars in thousands)

Consolidated
Total equity	$846,111	8.25%	$937,580	9.23%	$981,257	9.69%
Common equity	846,111	8.25%	937,580	9.23%	981,257	9.69%
Tangible common equity(a)	704,001	6.96%	794,579	7.93%	837,365	8.39%
Tier 1 capital(b)	804,959	10.07%	858,879	10.60%	871,197	11.09%
Total risk-based capital(c)	993,716	12.44%	1,075,987	13.28%	1,119,095	14.25%
Leverage(d)	804,959	7.95%	858,879	8.48%	871,197	8.72%

	At December 31,
	2006		2005		2004

Bank Only
Total equity	$704,047	6.87%	$712,378	7.02%	$791,486	7.83%
Common equity	704,047	6.87%	712,378	7.02%	791,486	7.83%
Tangible common equity(a)	561,937	5.56%	569,377	5.69%	647,594	6.50%
Tier 1 capital(b)	750,912	9.41%	722,814	8.94%	771,854	9.85%
Total risk-based capital(c)	936,720	11.74%	937,233	11.59%	1,017,214	12.98%
Leverage(d)	750,912	7.42%	722,814	7.15%	771,854	7.75%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

During 2006, the Corporation’s Directors increased the quarterly cash dividend, marking the twenty-sixth consecutive year of annual increases since the Corporation’s formation in 1981. The current quarterly cash dividend of $0.29 has an indicated annual rate of $1.16.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window of the Federal Reserve Bank of Cleveland, debt issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or un-pledged, investment securities that totaled $341.4 million at December 31, 2006.

Funding Trends for the Year — For the year ended December 31, 2006, lower cost core deposits decreased by $135.8 million. In aggregate, total deposits increased $265.3 million reflecting a shift in customer preferences for time deposit accounts with higher yields. Securities sold under agreements to repurchase decreased by $164.2 million from the end of 2005 to year-end 2006. The Corporation’s loan to deposit ratio decreased to 91.73% at December 31, 2006 compared to 92.17% at December 31, 2005.

Parent Company Liquidity — FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2006, FirstMerit Bank paid FirstMerit Corporation a total of $72.0 million in dividends. As of year-end 2006, FirstMerit Bank had an additional $22.9 million available to pay dividends without regulatory approval.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2006. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Contractual Obligations

	Payments Due in
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Deposits without a stated maturity(a)		$4,522,354	4,522,354	—	—	—
Consumer and brokered certificates of deposits(a)		2,976,569	2,464,201	406,779	100,780	4,809
Federal funds borrowed and security repurchase agreements	10	1,261,821	1,226,821	35,000	—	—
Long-term debt	10	213,821	36,104	260	150,122	27,335
Capital lease obligations(c)	18	—	—	—	—	—
Operating leases(b)	18	35,283	6,364	12,263	2,508	14,148
Purchase obligations(c)		—	—	—	—	—

Total		$9,009,848	8,255,844	454,302	253,410	46,292

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities and equipment.

(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2006.

Commitments and Off Balance Sheet Arrangements

		Payments Due in
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
		(In thousands)

Commitments to extend credit(d)	17	$3,105,796	1,701,119	346,423	186,289	871,965
Standby letters of credit	17	198,225	90,634	46,817	50,618	10,156
Loans sold with recourse(d)	17	40,565	40,565	—	—	—
Postretirement benefits(e)	12	26,164	2,266	4,722	5,263	13,913

Total		$3,370,750	1,834,584	397,962	242,170	896,034

(d)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(e)	The postretirement benefit payments represent actuarilly determined future benefits to eligible plan participants. SFAS 106 requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

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

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $33.9 million. A 10% reduction in the level of criticized credits is also possible, which would result in an estimated $1.3 million lower inherent loss.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would change the inherent losses by $1.3 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 25 basis points, which would change the related inherent losses by $4.4 million.

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

The income tax amounts in Note 11 (Federal Income Taxes) to these consolidated financial statements reflect the current period income tax expense for all periods’ shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The calculation of the Corporation’s income tax provision is complex and requires the use of estimates and judgments in its determination. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. Changes to the Corporation’s estimated accrued taxes can occur periodically due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Corporation’s operating results for any particular reporting period. The potential impact to the Corporation’s operating results for any of the changes cannot be reasonably estimated.

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

Derivative instruments and hedging activities are more fully described in Note 1, Note 16 (Fair Value Disclosures of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance Sheet Risk) to these consolidated financial statements. During 2006 and 2005, the Corporation had fair value hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. Certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the time being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair market value of the derivative instrument or the designated item being hedged, the Corporation might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must flow through the consolidated statement of earnings in “other noninterest income,” possibly resulting in greater volatility in the Corporation’s earnings. If the Corporation did not apply hedge accounting, the impact in 2006 would have been to lower pre-tax earnings by approximately $8.6 million.

Accounting for pensions is an area that requires Management to make various assumptions to appropriately value any pension asset or liability reflected in the consolidated balance sheet as “other assets” or “other liabilities.” These assumptions include the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increase. Changes in these assumptions could impact earnings and would be reflected in noninterest expense as “salaries and employee benefits” in the consolidated statements of earnings. For example, a lower expected long-term rate of return on plan assets could negatively impact earnings as would a lower estimated discount rate or a higher rate of compensation increase. The Corporation uses the Moody’s Aa Corporate Bond Rate as the high-quality fixed income investment basis for establishing the discount rate and regularly monitors the duration of its benefit liabilities versus the duration of the bonds in the Moody’s Aa portfolio. During 2006 the Corporation changed one of the assumptions used in the pension liability assumption. The discount rate was reduced by 50 basis points to 5.50% to reflect the interest rate environment. The Corporation used an assumed return on assets of 8.50% for both 2006 and 2005. The rate of compensation increase was 3.75% in 2006, 2005 and 2004.

To illustrate the sensitivity of earning to changes in the Corporation’s pension plan assumptions, a 25 basis point increase in the discount rate would have decreased 2006 expense by $0.92 million, while a 25 basis point decrease in the discount rate would have increased 2006 expense by $0.93 million. Additionally, a 25 basis point increase in the long term rate of return would have decreased 2006 expense by $0.33 million while a 25 basis point decrease in the long term rate of return would have decreased 2005 expense by $0.33 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest Rate Sensitivity” and “Market Risk” at pages 36 – 37 under Item 7 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and due from banks	$200,204	225,953
Investment securities (at market value)	2,407,888	2,546,496
Loans held for sale	95,272	42,566
Loans:
Commercial loans	3,694,121	3,519,483
Mortgage loans	608,008	628,581
Installment loans	1,619,747	1,524,355
Home equity loans	731,473	778,697
Credit card loans	147,553	145,592
Leases	77,971	70,619

Total loans	6,878,873	6,667,327
Allowance for loan losses	(91,342)	(90,661)

Net loans	6,787,531	6,576,666
Premises and equipment, net	122,954	120,420
Goodwill	139,245	139,245
Other intangible assets	2,865	3,756
Accrued interest receivable and other assets	496,613	499,257

Total assets	$10,252,572	10,154,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,455,097	1,523,731
Demand-interest bearing	799,571	830,248
Savings and money market accounts	2,267,686	2,304,177
Certificates and other time deposits	2,976,567	2,575,494

Total deposits	7,498,921	7,233,650

Securities sold under agreements to repurchase	1,261,821	1,426,037
Wholesale borrowings	464,227	401,104
Accrued taxes, expenses, and other liabilities	181,492	155,988

Total liabilities	9,406,461	9,216,779

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at December 31, 2006 and 2005	127,937	127,937
Capital surplus	106,916	108,210
Accumulated other comprehensive loss	(79,508)	(42,850)
Retained earnings	998,079	994,487
Treasury stock, at cost, 11,925,803 and 9,691,424 shares, at December 31, 2006 and 2005, respectively	(307,313)	(250,204)

Total shareholders’ equity	846,111	937,580

Total liabilities and shareholders’ equity	$10,252,572	10,154,359

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2006	2005	2004
	(In thousands except per share data)

Interest income:
Interest and fees on loans, including loans held for sale	$502,763	433,143	385,919
Interest and dividends on investment securities and federal funds sold	101,078	108,303	111,476

Total interest income	603,841	541,446	497,395
Interest expense:
Interest on deposits:
Demand-interest bearing	9,217	5,871	2,152
Savings and money market accounts	50,083	32,944	19,145
Certificates and other time deposits	123,877	86,764	81,540
Interest on securities sold under agreements to repurchase	56,151	45,423	26,259
Interest on wholesale borrowings	24,140	21,449	17,494

Total interest expense	263,468	192,451	146,590

Net interest income	340,373	348,995	350,805
Provision for loan losses	76,112	43,820	73,923

Net interest income after provision for loan losses	264,261	305,175	276,882
Other income:
Trust department income	22,653	22,134	21,595
Service charges on deposits	71,524	69,065	62,162
Credit card fees	44,725	40,972	37,728
ATM and other service fees	12,817	12,867	11,879
Bank owned life insurance income	14,339	12,264	12,314
Investment services and insurance	9,820	10,608	12,850
Investment securities gains (losses), net	22	1,926	(2,997)
Loan sales and servicing income	7,513	6,397	6,075
Other operating income	11,735	14,233	12,679

Total other income	195,148	190,466	174,285

Other expenses:
Salaries, wages, pension and employee benefits	176,700	163,683	160,052
Net occupancy expense	24,814	23,730	22,557
Equipment expense	11,999	13,301	13,345
Stationery, supplies and postage	9,912	10,050	10,716
Bankcard, loan processing and other costs	28,211	24,012	24,307
Professional services	16,971	12,014	13,688
Amortization of intangibles	889	889	889
Other operating expense	58,591	65,829	66,375

Total other expenses	328,087	313,508	311,929

Income before federal income taxes and the cumulative effect of a change in accounting principle	131,322	182,133	139,238
Federal income taxes	36,376	51,650	36,024

Net income	$94,946	130,483	103,214

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	7,984	(24,788)	(6,679)
Unrealized hedging gain (loss), net of taxes	(747)	747	—
Minimum pension liability adjustment, net of taxes during period	(2,559)	(3,349)	(2)
Less: reclassification adjustment for securities’ gains (losses) realized in net income, net of taxes	14	1,252	(1,948)

Total other comprehensive loss, net of taxes	4,664	(28,642)	(4,733)

Comprehensive income	$99,610	101,841	98,481

Net income applicable to common shares	$94,946	130,483	103,214

Net income used in diluted EPS calculation	$94,946	130,501	103,244

Weighted average number of common shares outstanding — basic	80,128	83,490	84,601
Weighted average number of common shares outstanding — diluted	80,352	83,844	84,996

Basic earnings per share	$1.18	1.56	1.22

Diluted earnings per share	$1.18	1.56	1.21

Dividend per share	$1.14	1.10	1.06

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 2003	—	127,937	110,473	(9,475)	943,492	(185,252)	987,175
Net income	—	—	—	—	103,214	—	103,214
Cash dividends — common stock ($1.06 per share)	—	—	—	—	(89,904)	—	(89,904)
Options exercised (237,001 shares)	—	—	(681)	—	—	5,664	4,983
Debentures converted (227 shares)	—	—	(4)	—	—	6	2
Treasury shares purchased (767,965 shares)	—	—	—	—	—	(20,159)	(20,159)
Deferred compensation trust (200 shares)	—	—	46	—	—	(46)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(4,731)	—	—	(4,731)
Minimum pension liability adjustment, net of taxes	—	—	—	(2)	—	—	(2)
Other	—	—	679	—	—	—	679

Balance at December 31, 2004	—	127,937	110,513	(14,208)	956,802	(199,787)	981,257
Net income	—	—	—	—	130,483	—	130,483
Cash dividends — common stock ($1.10 per share)	—	—	—	—	(92,798)	—	(92,798)
Options exercised (508,401 shares)	—	—	(4,929)	—	—	13,735	8,806
Debentures converted (4,090 shares)	—	—	(73)	—	—	109	36
Treasury shares purchased (2,368,516 shares)	—	—	—	—	—	(63,236)	(63,236)
Deferred compensation trust (37,012 shares)	—	—	1,025	—	—	(1,025)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(26,040)	—	—	(26,040)
Unrealized hedging gain, net of taxes	—	—	—	747	—	—	747
Minimum pension liability adjustment, net of taxes	—	—	—	(3,349)	—	—	(3,349)
Other	—	—	1,674	—	—	—	1,674

Balance at December 31, 2005	$—	127,937	108,210	(42,850)	994,487	(250,204)	937,580
Net income	—	—	—	—	94,946	—	94,946
Cash dividends — common stock ($1.14 per share)	—	—	—	—	(91,354)	—	(91,354)
Options exercised (397,437 shares)	—	—	(8,144)	—	—	9,962	1,818
Debentures converted (3,977 shares)	—	—	(61)	—	—	96	35
Treasury shares purchased (2,635,793 shares)	—	—	2	—	—	(65,839)	(65,837)
Deferred compensation trust (55,455 shares)	—	—	1,328	—	—	(1,328)	—
Share-based compensation	—	—	5,431	—	—	—	5,431
Net unrealized gains on investment securities, net of taxes	—	—	—	7,970	—	—	7,970
Unrealized hedging gain, net of taxes	—	—	—	(747)	—	—	(747)
Minimum pension liability adjustment, net of taxes	—	—	—	2,559	—	—	2,559
Initial adoption of SFAS 158	—	—	—	(46,440)			(46,440)
Other	—	—	150	—	—	—	150

Balance at December 31, 2006	$—	127,937	106,916	(79,508)	998,079	(307,313)	846,111

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net income	$94,946	130,483	103,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	76,112	43,820	73,923
Provision for depreciation and amortization	14,700	18,444	18,487
Amortization of investment securities premiums, net	2,288	4,423	7,037
Accretion of income for lease financing	(3,770)	(4,373)	(6,836)
(Gains) losses on sales of investment securities, net	(22)	(1,926)	2,997
Deferred federal income taxes	(7,082)	3,659	(27,962)
(Increase) decrease in interest receivable	(8,310)	(6,662)	398
Increase (decrease) in interest payable	12,202	5,722	(3,596)
Originations of loans held for sale	(298,226)	(396,129)	(412,378)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	295,946	403,617	426,822
(Gains) losses on sales of loans, net	222	(1,661)	482
(Increase) decrease in other real estate and other property	880	(5,320)	2,162
(Increase) decrease in other prepaid assets	360	(4,167)	1,632
Increase (decrease) in accounts payable	(21,327)	10,367	15,504
Increase in bank owned life insurance	(10,321)	(12,265)	(12,249)
Amortization of intangible assets	889	889	889
Other changes	14,503	(4,296)	(477)

NET CASH PROVIDED BY OPERATING ACTIVITIES	163,990	184,625	190,049

Investing Activities Dispositions of investment securities:
Available-for-sale — sales	5,010	105,455	374,934
Available-for-sale — maturities	765,605	494,110	600,482
Purchases of investment securities available-for-sale	(613,604)	(327,100)	(792,474)
Net (increase) decrease in loans and leases, except sales	(334,063)	(294,242)	57,266
Net increase in capitalized software	(4,293)	(3,431)	(2,556)
Purchases of premises and equipment	(19,711)	(14,293)	(16,844)
Sales of premises and equipment	2,477	1,395	908

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(198,579)	(38,106)	221,716

Financing Activities Net increase (decrease) in demand accounts	(99,311)	41,841	192,050
Net decrease in savings and money market accounts	(36,491)	(80,333)	(76,755)
Net increase (decrease) in certificates and other time deposits	401,073	(93,305)	(252,632)
Net increase (decrease) in securities sold under agreements to repurchase	(164,216)	89,566	(189,333)
Net increase (decrease) in wholesale borrowings	63,123	99,805	(10,014)
Cash dividends — common	(91,354)	(92,798)	(89,904)
Purchase of treasury shares	(65,837)	(63,236)	(20,159)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	1,853	8,842	4,985

NET CASH USED BY FINANCING ACTIVITIES	8,840	(89,618)	(441,762)

Increase (decrease) in cash and cash equivalents	(25,749)	56,901	(29,997)
Cash and cash equivalents at beginning of year	225,953	169,052	199,049

Cash and cash equivalents at end of year	$200,204	225,953	169,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$151,842	113,162	75,379

Federal income taxes	$46,799	43,035	37,332

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 161 banking offices in 24 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Loans and Loan Income

Loans are stated at their principal amount outstanding and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheets, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as a yield adjustment. Interest is not accrued on loans for which circumstances indicate collection is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on an effective interest basis over the commitment period. Unearned premiums and discounts on consumer loans are recognized using the effective interest method.

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

(j) Nonperforming Loans

With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status unless those loans are in the process of collection and in Management’s opinion are fully secured. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain consumer loans, mortgage loans, and leases classified as non accrual which are aggregated in accordance with SFAS 5. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

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

(m) Mortgage Servicing Rights

The Corporation applies the provisions SFAS No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to account for mortgage servicing rights. Under SFAS 140, when the Corporation sells originated or purchased loans and retains the related servicing rights, it allocates a portion of the total costs of loans to the servicing rights, based on relative fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. Capitalized mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(o) Goodwill and Intangible Assets

Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. The Corporation performs an impairment analysis of its goodwill annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Corporation performed its annual test for impairment of goodwill based upon December 31, 2006 financial information. Further detail is set forth in Note 19 (Goodwill and Intangible Assets) to the consolidated financial statements.

(p) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(q) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 20 (Earnings per Share) to the consolidated financial statements illustrate the Corporation’s earnings per share calculations for 2006, 2005 and 2004.

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

The Corporation has interest rate swaps that are considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate assets and liabilities to a

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable interest rate. Certain of these swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, then no hedge ineffectiveness can be assumed and the need to test for on-going effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. Certain hedges do not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, are accounted for using the “long-haul method of accounting.” The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.

In the third quarter of 2004, the Corporation began entering into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. The Corporation has not entered into any new forward swap agreements and the one remaining swap matured in August of 2006.

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with the changes in fair value recorded to current earnings in loan sales and servicing income.

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Corporation implemented a SFAS 133 fair value hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with the ineffective changes in value recorded to current earnings in loan sales and serving income.

During 2003 and 2004, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSR”). During 2004, options on treasury securities, options on mortgage-backed securities and swaptions were utilized to enhance the effectiveness of the economic hedge associated with the MSR. See Note 6 to the consolidated financial statements for more discussion on mortgage serving rights. In accordance with SFAS 133, the Corporation classifies and accounts for all four of these securities as nondesignated derivatives. Accordingly, these derivatives are recorded at fair value with changes in value recorded to current period earnings in loan sales and servicing income. There were no derivatives associated with MSRs during 2006 and 2005.

(s) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

Servicing assets are accounted for under (“SFAS 140”), “Accounting for Transfers and Servicing of Liabilities.” This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

(t) Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(v) Share-Based Compensation

At December 31, 2006, the Corporation has stock based compensation plans which are described more fully in Note 13 (Share-Based Compensation) to the consolidated financial statements. The Corporation adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Corporation previously elected to use APB No. 25 and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

(w) Pension and Other Postretirement Plans

During September 2006, The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The Corporation has utilized the required prospective transition method of adoption. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. Note 12 (Employee Benefits) to the consolidated financial statements more fully illustrates the adoption of this statement.

(x) Recently Issued Accounting Standards

During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Should a company not elect to use the fair value method for subsequent measurement, the company would continue to use the amortization method previously required by SFAS No. 140, under which the servicing asset or servicing liability is amortized and periodically evaluated for impairment. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for the first fiscal year that begins after September 15, 2006, but permits earlier adoption. Management has not elected to early adopt and does not anticipate that adoption will have a material impact on the Corporation’s consolidated financial condition or results of operations.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is in the process of assessing the impact of adopting SFAS No. 157.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of materiality assessments. It is effective for the fiscal year ending May 31, 2007. The adoption of SAB 108 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In February 2007, The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Corporation is currently assessing whether it will elect to use the fair value option for any of its eligible items.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investment Securities

The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2006
Available for sale:
U.S. Government agency	$846,517	72	(14,670)	831,919
Obligations of state and political subdivisions	195,054	1,872	(128)	196,798
Mortgage-backed securities	1,164,205	625	(36,778)	1,128,052
Other securities	249,261	3,282	(1,424)	251,119

	$2,455,037	5,851	(53,000)	2,407,888

As of December 31, 2005
Available for sale:
U.S. Treasury securities U.S. Government agency	$926,459	1	(22,056)	904,404
Obligations of state and political subdivisions	92,378	1,512	(53)	93,837
Mortgage-backed securities	1,338,694	819	(39,964)	1,299,549
Other securities	248,376	2,071	(1,741)	248,706

	$2,605,907	4,403	(63,814)	2,546,496

At December 31, 2006 and 2005, Federal Reserve Band (“FRB”) and Federal Home Loan Bank (“FHLB”) stock amounted to $8.7 million, $114.5 million and $8.6 million, $108.1 million, respectively, and included in other securities in the preceding table.

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) Stock is classified as a restricted investment, carried at cost and its value is determined by the ultimate recoverability of par value.

The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$376,918	373,502
Due after one year through five years	1,580,074	1,534,847
Due after five years through ten years	274,173	271,978
Due after ten years	223,872	227,561

	$2,455,037	2,407,888

The estimated weighted average life of the portfolio for both year-ends 2006 and 2005 was 4.0 years. Securities with remaining maturities over five years consist of mortgage and asset backed securities.

Proceeds from sales of securities during the years 2006, 2005 and 2004 were $5.0 million, $105.5 million, and $374.9 million, respectively. Gross gains of $22 thousand, $4.0 million and $3.8 million and gross losses of $0, $2.1 million and $6.8 million were realized on these sales, respectively.

During the year ended December 31, 2004, the Corporation recorded a non-cash charge of $5.8 million related to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $1.8 billion and $1.9 billion at December 31, 2006 and 2005, respectively.

At December 31, 2006, 2005 and 2004 the net amortization of premiums and accretion of discounts amounted to $2.3 million, $4.4 million and $7.0 million, respectively.

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

The table below shows that the unrealized loss on $1.9 billion of securities is $53.0 million. Of this total, 109 investment securities representing $1.8 billion of market value possess a current fair value that is $52.8 million below its carrying value. These 109 investment securities have fair values lower than their carrying values for a period of time equal to or exceeding 12 months. Management believes that due to the credit worthiness of the issuers and the fact that the Corporation has the intent and ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values are temporary in nature.

	At December 31, 2006
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses

U.S. Government agency obligations	$69,934	(66)	711,861	(14,603)	38	781,795	(14,669)
Obligations of states and political subdivisions	30,926	(96)	1,722	(32)	3	32,648	(128)
Mortgage-backed securities	43,585	(12)	1,015,354	(36,767)	62	1,058,940	(36,779)
Other securities	9,790	(9)	59,918	(1,415)	6	69,707	(1,424)

Total temporarily impaired securities	$154,235	(183)	1,788,855	(52,817)	109	1,943,090	(53,000)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2005
	Less than 12 months		12 months or longer			Total
					No.
		Unrealized		Unrealized	Securities		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Impaired	Fair Value	Losses

U.S. Government agency obligations	$289,001	(5,361)	615,319	(16,695)	33	904,320	(22,056)
Obligations of states and political subdivisions	3,795	(11)	1,988	(42)	3	5,783	(53)
Mortgage-backed securities	420,506	(7,630)	834,827	(32,334)	41	1,255,333	(39,964)
Other securities	79,095	(1,232)	14,403	(509)	3	93,498	(1,741)

Total temporarily impaired securities	$792,397	(14,234)	1,466,537	(49,580)	80	2,258,934	(63,814)

3.	Loans

Loans outstanding by categories are as follows:

	As of December 31,
	2006	2005	2004

Commercial loans	$3,694,121	3,519,483	3,290,819
Mortgage loans	608,008	628,581	639,715
Installment loans	1,619,747	1,524,355	1,592,781
Home equity loans	731,473	778,697	676,230
Credit card loans	147,553	145,592	145,042
Leases	77,971	70,619	88,496

	$6,878,873	6,667,327	6,433,083

Within the commercial loan category, commercial real estate construction loans totaled $695.6 million, $584.2 million and 494.1 million at December 31, 2006, 2005 and 2004, respectively. The allowance for loan losses associated with these loans was approximately $8.8 million, $5.7 million and $3.9 million at December 31, 2006, 2005 and 2004, respectively. There are no other significant concentrations within commercial loans.

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

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	Years ended December 31,
	2006	2005	2004

Aggregate amount at beginning of year	$16,005	14,176	32,964
Additions (deductions):
New loans	19,840	5,714	4,172
Repayments	(20,426)	(3,413)	(7,940)
Changes in directors and their affiliations	(2,548)	(472)	(15,020)

Aggregate amount at end of year	$12,871	16,005	14,176

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Allowance for Loan Losses

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

SFAS 5 components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans over the remaining life of the pool,

The SFAS 114 Component of the allowance for loan losses is based on individually impaired loans for the following types of loans as determined by the Corporation’s credit-risk grading process.

•	All non performing substandard loans of $300 thousand or more.

•	All doubtful loans of $100 thousand or more.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the investment in impaired loans and the related allowance:

	Years ended December 31,
	2006	2005	2004

Impaired loans with allowance	$7,945	45,769	22,395
Related allowance	$1,488	7,385	4,870
Impaired loans without allowance	$53,338	8,407	11,436
Total impaired loans	$61,283	54,176	33,831
Average impaired loans	$44,065	40,163	43,080
Interest income recognized during the period	$11.3	—	136.0

At December 31, 2006, 2005 and 2004, the investment in nonaccrual loans was $54.4 million, $62.3 million and $40.5 million, respectively. At December 31, 2006, 2005 and 2004, loans past due 90 or more and accruing interest was $16.9 million, $17.9 million and $20.7 million.

During the fourth quarter of 2006, Management identified $73.7 million of commercial loans that were written down to their fair value of $50.6 million and reclassified as loans held for sale. Management also identified $7.2 million in other real estate that was written down to a fair value of $5.0 million. A loan sale (which includes the other real estate identified) is scheduled to occur during the first quarter of 2007. Additionally, Management strengthened the allowance for loan losses by providing $14.5 million of additional provision to establish reserves to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values.

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

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
Allowance for Loan Losses	2006	2005	2004

Balance at January 1,	$90,661	97,296	91,459
Additions (deductions):
Allowance related to loans held for sale/sold	(23,089)	—	(12,671)
Provision for loan losses	76,112	43,820	73,923
Loans charged off	(70,728)	(69,105)	(78,999)
Recoveries on loans previously charged off	18,386	18,650	23,584

Balance at December 31,	$91,342	90,661	97,296

The reserve for unfunded lending commitments is presented below:

	Years Ended December 31,
Reserve for Unfunded Lending Committements	2006	2005	2004

Balance at January 1,	$6,072	5,774	6,094
Provision for credit losses	222	298	(320)

Balance at December 31,	$6,294	6,072	5,774

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2006, 2005 and 2004 are summarized as follows:

	At December 31, 2006			At December 31, 2005			At December 31, 2004
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Deposit base intangible assets	$10,137	$7,270	$2,867	$10,137	$6,381	$3,756	$10,137	$5,490	$4,647

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

Amortization expense for intangible assets was $0.89 million for both 2006 and 2005. Upon adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, the Corporation ceased amortizing goodwill which decreased noninterest expense by $8.5 million in 2002 over 2001. The following table shows the estimated future amortization expense for deposit base intangible assets balances at December 31, 2006.

For the years ended:

December 31, 2007	$889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	711

$2,867

During the fourth quarter of 2006, Management prepared its annual impairment testing as required under SFAS No. 142 and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

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

The components of mortgage servicing rights are as follows:

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of year, net of valuation allowance	$19,971	18,261	18,127
Additions	2,654	4,662	4,398
Scheduled amortization	(3,074)	(3,163)	(4,659)
Less: Changes in allowance for impairment	24	211	395

Balance at end of year, net of valuation allowance	$19,575	19,971	18,261

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance, the balance of which is none, $24.2 thousand and $236.5 thousand at December 31, 2006, 2005 and 2004, respectively.

The aggregate gain on sales of mortgage loans was $3.4 million, $3.4 million and $0.12 million for the years-ended 2006, 2005 and 2004, respectively.

At year-ends 2006, 2005 and 2004, the Corporation serviced mortgage loans for outside investors of approximately $2.0 billion, $2.1 billion and $2.0 billion, respectively. The following table provides servicing information for the year-ends indicated:

	Years Ended December 31,
	2006	2005	2004

Balance, January 1,	$2,058,521	2,034,453	2,060,634
Additions:
Loans originated and sold to investors	296,681	349,210	412,539
Reductions:
Loans sold servicing released	(70,790)	(157,069)	(26,940)
Regular amortization, prepayments and foreclosures	(254,252)	(168,073)	(411,780)

Balance, December 31,	$2,030,159	2,058,521	2,034,453

At December 31, 2006, key economic assumptions and the sensitivity of current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions are presented in the following table below. These sensitivities are hypothetical and should be used with caution. Changes in the fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value of mortgage servicing rights	$23,063
Expected weight-average life (in months)	80.6
Prepayment speed assumption (annual CPR)	13.9%
Decrease in fair value from 10% adverse change	$1,111
Decrease in fair value from 25% adverse change	2,610
Discount rate assumption	9.6%
Decrease in fair value from 100 basis point adverse change	$760
Decrease in fair value from 200 basis point adverse change	1,467

The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2006:

Years Ended December 31,

2007	$4,390
2008	3,427
2009	2,683
2010	2,078
2011	1,608
more than 5 years	5,389

$19,575

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restrictions on Cash and Dividends

The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $6.5 million and $10.0 million during 2006 and 2005, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2006 and 2005, cash and due from banks included $3.6 million deposited with the Federal Reserve Bank and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2006 were restricted, by the regulatory agencies, principally to the total of 2006 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8.	Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2006	2005	useful lives

Land	$22,581	21,569	—
Buildings	137,123	131,293	10-35 yrs
Equipment	115,041	109,761	3-15 yrs
Leasehold improvements	19,015	17,631	1-20 yrs

	293,760	280,254

Less accumulated depreciation and amortization	170,806	159,834

	$122,954	120,420

Amounts included in other expenses on the face of the consolidated financial statements for depreciation and amortization aggregated $14.7 million, $13.7 million and $13.8 million for the years ended 2006, 2005 and 2004, respectively.

9.	Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2006 and 2005 were $1,223.7 million and $957.6 million, respectively. Interest expense on these certificates and time deposits amounted to $54.2 million in 2006, $37.8 million in 2005, and $37.2 million in 2004.

10.	Securities Sold under Agreements to Repurchase and Wholesale Borrowings

The average balance of securities sold under agreements to repurchase for the years ended 2006, 2005 and 2004 amounted to $1,283,951, $1,409,135 and $1,447,629 respectively. In 2006, the weighted average annual interest rate amounted to 4.37%, compared to 3.22% in 2005 and 1.81% in 2004. The maximum amount of these borrowings at any month end totaled $1,562,871 during 2006, $1,699,337 during 2005 and $1,673,531 during 2004.

The average balance of wholesale borrowings for the years ended 2006, 2005 and 2004 amounted to $404,723, $431,787 and $307,867 respectively. In 2006, the weighted average annual interest rate amounted to 5.96%, compared to 4.97% in 2005 and 5.68% in 2004. The maximum amount of these borrowings at any month end totaled $800,643 during 2006, $651,690 during 2005 and $320,744 in 2004.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, securities sold under agreements to repurchase totaled $1,261,821 and $1,426,037. At December 31, 2006, the maturities ranged from one day to two years and three months. They are collateralized by securities of the U.S. Government or its agencies.

The wholesale borrowings components and their respective terms are as follows:

During 2000, the Corporation issued $150,000 of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1,000,000. The notes were offered only to institutional investors. At December 31, 2006 and 2005, the Corporation had $150,000 outstanding.

At of December 31, 2006 and 2005, the Corporation had $41,252 and 127,203, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The balances of the FLHB advances outstanding at year-end 2006 included: $36,486 with maturities from zero to five years and $4,766 with maturities of over five years. The FHLB advances have interest rates that range from 2.00% to 7.15% during 2006 and 2005.

During 2005, the Corporation entered into a new borrowing arrangement, Term Investment Option (TIO), with the United States Treasury. The funds are obtained by institutions for a fixed term ranging from three to forty-five days at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. At December 31, 2006 and 2005, the Corporation had $250,000 and $100,000, respectively of TIOs outstanding. At December 31, 2006, the TIOs had interest rates of 5.18% and 5.20% and maturities of three days. At December 31, 2005 the TIO had an interest rate of 4.11% and a maturity of three days.

At year-end 2006, the Corporation had a $35,000 line of credit with a financial institution with no outstanding balance. The line carries a variable interest rate that approximates the one, two or three-month LIBOR rate plus 30 basis points.

At year-end 2005, the Corporation had a $20,000 line of credit with a financial institution with no outstanding balance. The line carries a variable interest rate that approximates the one-month LIBOR rate plus 25 basis points.

The lines of credit in existence at December 31, 2006 and 2005 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

At year-ends 2006 and 2005, the Corporation had $406 and $441, respectively, of convertible bonds outstanding. The convertible bonds, consist of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity.

During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50,000 of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1,000 per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28,550 of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated when they represent intercompany transactions in the consolidated financial statements and the related notes. The outstanding balance of the Capital Securities totaled $21,450 at December 31, 2006 and 2005.

At December 31, 2006 and 2005, other borrowings totaled $1,119 and $2,010, respectively. These borrowings represent the SFAS 133 basis adjustment on the Capital Securities.

Residential mortgage loans totaling $418 million and $451 million at year-ends 2006 and 2005, respectively, were pledged to secure FHLB advances.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Home Loan Mortgage Corporation (“FHLMC”) Preferred Stock of approximately $8.6 million was pledged against the line of credit with no outstanding balance at year-end 2005.

Contractual Maturities

The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2006:

		One Year	One to	Three to	Over
	Total	or Less	Three Years	Five Years	Five Years

Long-term debt
Bank notes	$150,000	—	—	150,000	—
FHLB advances	41,252	36,104	260	122	4,766
Capital securities	21,450	—	—	—	21,450
Other	1,119	—	—	—	1,119

Total long-term debt	213,821	36,104	260	150,122	27,335

Short-term debt
Securities sold under agreements to repurchase	1,261,821	1,226,821	35,000	—	—
Term Investment Option	250,000	250,000	—	—	—
Convertible subordinated debentures	406	406	—	—	—

Total short-term debt	1,512,227	1,477,227	35,000	0	—

Total	$1,726,048	1,513,331	35,260	150,122	27,335

The following table provides further detail of the maturities of securities sold under agreements to repurchase at December 31, 2006:

Overnight	$1,056,915
Up to thirty days	—
Thirty day to ninety days	57,800
Over ninety days	147,106

$1,261,821

11.	Federal Income Taxes

Federal income tax expense is comprised of the following:

	2006	2005	2004

Taxes currently payable	$43,458	$47,991	$63,986
Deferred expense (benefit)	(7,082)	3,659	(27,962)

	$36,376	$51,650	$36,024

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual Federal income tax expense differs from the statutory tax rate as shown in the following table:

	Years ended December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(1.2)	(0.8)	(1.1)
Reduction of excess tax reserves	—	(2.3)	(3.3)
Bank owned life insurance	(4.4)	(2.4)	(3.1)
Low income housing tax credit	(1.1)	(0.8)	(1.0)
Dividends received deduction	(0.2)	(0.1)	(0.1)
ESOP Dividends	(0.7)	(0.5)	(0.9)
Non-deductible meals and entertainment	0.2	0.2	0.3
Other	0.1	0.1	0.1

Effective tax rates	27.7%	28.4%	25.9%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $(2.5) million, $3.7 million and $4.5 million in 2006, 2005 and 2004, respectively, and are recorded in other operating expense in the consolidated statements of income and comprehensive income. Taxes, other than federal income tax (included in other expenses) benefited from the reversal of $9.5 million in tax expense associated with the favorable resolution of non-income tax examinations covering the years 2003 — 2005. This and other adjustments had the effect of reducing 2006 other tax expense by $6.2 million

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Years Ended December 31,
	2006	2005

Deferred tax assets:
Allowance for credit losses	$43,026	$33,857
Accrued state taxes	—	4,623
Employee benefits	30,342	503
REMIC	8,793	8,908
Available for sale securities	18,535	22,424
Other	—	693

	100,696	71,008

Deferred tax liabilities:
Leased assets and depreciation	(11,133)	(12,080)
FHLB stock	(24,554)	(21,703)
Loan fees and expenses	(7,025)	(7,413)
Goodwill	(3,856)	(3,035)
Other	(531)	—

	(47,099)	(44,231)

Total net deferred tax asset	$53,597	$26,777

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The period change in deferred taxes is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years ended December 31,
	2006	2005

Deferred tax changes reflected in other comprehensive income	$(19,739)	$(15,421)
Deferred tax changes reflected in Federal income tax expense	(7,081)	3,659

Net change in deferred taxes	$(26,820)	$(11,762)

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

On May 18, 2006, the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualify as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on current period earnings.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 29, 2006, SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit, retiree health care and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service cost or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application for fiscal years ending after December 15, 2006, with earlier application encouraged. The Corporation adopted SFAS 158 as of December 31, 2006. The following table summarized the effect of required changes in the AML as of December 31, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158.

	December 31,			December 31,
	2006			2006
	Prior to AML			After AML
	and SFAS 158	AML	SFAS 158	and SFAS 158
	Adjustments	Adjustment	Adjustment	Adjustments

Prepaid pension costs	41,807		(41,807)	—
Other assets	2,339		(1,457)	882
Deferred taxes	2,681	(1,377)	25,006	26,310
Pension liabilities	11,767		25,483	37,250
Postretirement liabilities	27,869		3,450	31,319
Accumulated other comprehensive loss	4,980	(2,559)	46,440	48,861

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total

Prior service cost	163	(541)	(378)
Cumulative net loss	5,347	407	5,754

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements. The Corporation used a September 30 measurement date for the majority of its plans.

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Change in Benefit Obligation

Projected Benefit Obligation (PBO)/,
Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$169,225	150,569	134,951	31,685	26,707	42,821
Service cost	6,932	6,388	7,447	746	805	768
Interest cost	9,412	8,827	8,402	1,663	1,542	2,006
Plan amendments	—	—	(201)	—	—	(11,963)
Participant contributions	—	—	—	464	520	469
Actuarial gain (loss)	(4,280)	18,714	7,900	(239)	4,763	(5,042)
Benefits paid	(9,081)	(15,273)	(7,930)	(3,000)	(2,652)	(2,352)

PBO/APBO, end of year	$172,208	169,225	150,569	31,319	31,685	26,707

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$133,050	117,987	106,941	—	—	—
Actual return on plan assets	10,249	13,762	10,235	—	—	—
Participant contributions	—	—	—	464	520	469
Employer contributions	739	16,574	8,741	2,536	2,132	1,883
Benefits paid	(9,081)	(15,273)	(7,930)	(3,000)	(2,652)	(2,352)

Fair Value of Plan Assets, end of year	$134,957	133,050	117,987	—	—	—

Funded Status	$(37,250)	(36,174)	(32,582)	(31,319)	(31,685)	(26,707)
Prior service costs (benefits)	(839)	797	1,093	(5,009)	(5,550)	(6,092)
Cumulative net loss	64,674	80,448	67,188	7,708	7,913	3,769
Post-measurement date contributions	132	134	134	751	851	—

(Accrued) prepaid pension/ postretirement cost	$26,717	45,205	35,833	(27,869)	(28,471)	(29,030)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$—	49,835	39,691	—	—	—
Accrued benefit liability	(37,250)	(14,192)	(8,976)	(31,319)	(28,470)	(29,030)
Intangible asset	—	1,766	2,193	—	—	—
Accumulated other comprehensive income	72,472	7,661	2,791	2,699	—	—
Post-measurement date contributions	132	134	134	—	—	—

Net amount recognized	$35,354	45,204	35,833	(28,620)	(28,470)	(29,030)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions	Pension Benefits			Postretirement Benefits
as of December 31	2006	2005	2004	2006	2005	2004

Discount Rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Long-term rate of return on assets	8.50%	8.50%	8.75%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	8.0% to 5.0%	9.0% to 5.0%	9.0% to 7.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	8.0% to 5.0%	9.0% to 5.0%	9.0% to 7.0%
Prescription Drugs	—	—	—	11.0% to 5.0%	9.0% to 5.0%	9.0% to 7.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	12.0% to 5.0%	12.0% to 5.0%	12.0% to 7.0%

For measurement purposes, the assumed annual rate increase in the per capita cost of covered health care benefits was 9.0% in 2006, decreased gradually to 5% in 2015 and remains level thereafter.

The Corporation received $0.1 million in subsidy payments under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$187	$(162)
Effect on postretirement benefit obligation for health care benefits	$1,684	$1,467

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Components of Net Periodic
Pension/Postretirement Cost
Service cost	$6,932	6,388	7,447	746	805	768
Interest cost	9,413	8,827	8,402	1,663	1,542	2,006
Expected return on assets	(11,399)	(11,556)	(11,448)	—	—	—
Amorization of unrecognized
Transition (asset)	—	—	(35)	—	—	156
Prior service costs	180	296	261	(541)	(541)	(406)
Cumulative net loss	5,462	3,382	2,231	430	97	369

Net periodic pension/postretirement cost	$10,588	7,337	6,858	2,298	1,903	2,893

Accumulated Benefit Obligation for the Corporation’s pension plan was $146.5 million, $141.5 million and $126.1 million for the periods ended December 31, 2006, 2005 and 2004, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Prior service cost	$617	n/a	n/a	$(5,009)	n/a	n/a
Cumulative net loss	71,855	n/a	n/a	7,708	n/a	n/a

Total amount recognized	$72,472			$2,699

Plans with under funded or non-funded accumulated benefit obligation:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Aggegate Projected benefit obligation	$15,222	$16,146	$12,701	n/a	n/a	n/a
Aggregate accumulated benefit obligation	$11,767	$14,192	$8,976	n/a	n/a	n/a
Aggregate fair value of plan assets	$—	$—	$—	n/a	n/a	n/a

Plan Assets

The Corporation’s pension plan weighted-average allocations at September 30, 2006, 2005 and 2004 (measurement date) by asset category are as follows:

	Plan Assets
Asset Category	2006	2005	2004

Cash and money market funds	1.45%	4.51%	4.08%
U.S. Treasury obligations	6.54%	5.99%	9.98%
U.S. government agencies	4.43%	4.37%	6.82%
Corporate bonds	20.41%	20.61%	14.71%
Domestic equity mutual funds	67.17%	64.52%	64.41%

	100.00%	100.00%	100.00%

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

committee decided to investment in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g. private equity, hedge funds, real estate, etc.) at this time. The current asset allocation policy is described below:

Asset Class	Target	Range

Large Cap U.S. Equity	35.00%	30%-40%
Small/Mid Cap U.S. Equity	15.00	12%-18%
International Equity	15.00	12%-18%

Total Equity	65.00	55%-65%
Fixed Income	35.00	30%-40%
Cash Equivalents	0.00	0%-5%

	100.00%

During September, 2006, 2005 and 2004, respectively, the Corporation contributed $ none, $15.5 million and $7.7 million to the qualified pension plan.

The Corporation is not required and does not expect to make a contribution to its pension plan in 2007.

At December 31, 2006, the projected benefit payments for the pension plans and the postretirement benefit plan, net of the Medicare subsidy, totaled million $6.6 million and $2.3 million in 2007, $6.2 million and $2.3 million in 2008, $7.0 million and $2.4 million in 2009, $8.0 million and $2.5 million in 2010, $7.8 million and $2.7 million in 2011, and $49.9 million and $13.9 million in years 2012 through 2016, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

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

FirstMerit’ Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of Common Stock, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. A stock account is maintained in the name of each participant and is credited with shares of Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2006, 2005 and 2004 was $12.1 million, $10.7 million and $9.7 million, respectively.

The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $4.1 million, $4.0 million and $3.7 million for 2006, 2005 and 2004, respectively.

13.	Share-Based Compensation

The Corporation’s 1992, 1993, 1996, 1997, 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 10,104,158 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant.

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

The Corporation adopted the FASB’s SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. The Corporation previously elected to use APB No. 25 and adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - — Transition and Disclosure.”

Pro forma information regarding net income and earning per share for the year ended December 31, 2005 and 2004 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS No. 123. The financial statements for the prior interim periods and fiscal years do not reflect any compensation expense calculated under the fair-value method.

	Year Ended December 31,
	2005	2004

Net income, as reported	$130,483	103,214
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,378)	(3,573)

Pro forma net income	$123,105	99,641

Pro forma EPS — Basic	$1.47	1.18
Pro forma EPS — Diluted	$1.47	1.17
Reported EPS — Basic	$1.56	1.22
Reported EPS — Diluted	$1.56	1.21

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2006	2005	2004

Assumptions:
Dividend yield	4.25%	4.02%	4.07%
Expected volatility	23.51%	28.39%	29.74%
Risk free interest rate	4.86%	3.77 - 4.38%	2.94 - 3.91%
Expected lives	4.92 years	5 years	5 years

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

A summary of stock option activity under the Plans as of December 31, 2006, and changes during the year then ended is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares (000’s)	Exercise Price	Contractual Term	Value (000’s)

Outstanding at January 1, 2006	7,495	$25.66
Granted	524	24.13
Exercised	(102)	17.73
Forfeited	(360)	25.10
Expired	(338)	26.68

Outstanding at December 31, 2006	7,219	25.64	4.84	$4,229

Exercisable at December 31, 2006	6,797	$25.72	4.60	$4,168

The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $4.19. The total intrinsic value of options exercised during the year ended December 31, 2006 was $0.7 million. Cash received from options exercised under all share-based payment arrangement for the year ended December 31, 2006 was $1.8 million. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.2 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. During the first quarter of 2006 the Corporation repurchased 2.6 million common shares which were adequate to cover option exercises for the full year.

At December 31, 2006, there was $1.5 million of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted-average period of 2.3 years.

A summary of the status of the Corporation’s nonvested shares as of December 31, 2005, and changes during the twelve months ended December 31, 2006, is as follows:

		Weighted-Average
		Grant-Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value

Nonvested at January 1, 2006	68	$24.52
Granted	302	23.99
Vested	(33)	24.05
Forfeited or expired	(11)	24.27

Nonvested at December 31, 2006	326	$24.08

As of December 31, 2006, there was $3.9 million of total unrecognized compensation cost related to nonvested (restricted) share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the year ended December 31, 2006 was $0.8 million.

In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. At retirement, all unvested awards immediately vest. As required by SFAS 123(R), the Corporation began accelerating the recognition of compensation costs for share-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the awards. Compensation cost for awards granted or modified after the adoption of SFAS 123(R) will be recognized over a period to the date an employee first becomes eligible for retirement. In accordance with this change in policy, share-based compensation for the year ended December 31, 2006 included expense of $3.6 million for share-based compensation that was granted to retirement-eligible employee participants.

The total share-based compensation expense recognized during the year ended December 31, 2006 was $6.0 million and the related tax benefit thereto was $1.6 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

Condensed Balance Sheets

	As of December 31,
	2006	2005

Assets:
Cash and due from banks	$4,099	$3,932
Investment securities	1,114	3,539
Loans to subsidiaries	50,050	80,000
Investment in subsidiaries, at equity in underlying value of their net assets	830,200	839,128
Other assets	17,146	66,099

Total Assets	$902,609	$992,698

Liabilities and Shareholders’ Equity:
Convertible subordinated debt	$406	$441
Wholesale borrowings	52,887	53,778
Accrued and other liabilities	3,205	899
Shareholders’ equity	846,111	937,580

Total Liabilities and Shareholders’ Equity	$902,609	$992,698

Condensed Statements of Income

	Years ended December 31,
	2006	2005	2004

Income:
Cash dividends from subsidiaries	$78,655	$192,987	$88,238
Other income	2,728	97	59

	81,383	193,084	88,297
Interest and other expenses	10,977	8,426	1,027

Income before federal income tax benefit and equity in undistributed income of subsidiaries	70,406	184,658	87,270
Federal income tax (benefit)	(2,295)	(2,934)	(310)

	72,701	187,592	87,580
Equity in undistributed income of subsidiaries	22,245	(57,109)	15,634

Net income	$94,946	$130,483	$103,214

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004

Operating activities:
Net income	$94,946	$130,483	$103,214
Adjustments to reconcile net income to net cash provided by operating activites:
Equity in undistributed (income) loss of subsidiaries	(22,245)	57,109	(15,634)
(Increase) decrease in Federal income tax receivable	21,638	(21,400)	(3,134)
Other	2,818	1,478	2,842

Net cash provided by operating activities	97,157	167,670	87,288

Investing activities:
Loans to subsidiaries	(84,500)	(141,000)	(272,500)
Repayment of loans to subsidiaries	143,000	124,000	296,500
Payments for investments in and advances to subsidiaries	(61)	(850)	(299)
Purchases of investment securities	(56)	(56)	(48)

Net cash provided (used) by investing activities	58,383	(17,906)	23,653

Financing activities:
Conversion of subordinated debt	(35)	—	(5,002)
Cash dividends	(91,354)	(92,798)	(89,904)
Proceeds from exercise of stock options	1,853	8,806	4,983
Purchase of treasury shares	(65,837)	(63,236)	(20,159)

Net cash used by financing activities	(155,373)	(147,228)	(110,082)

Net increase in cash and cash equivalents	167	2,536	859
Cash and cash equivalents at beginning of year	3,932	1,396	537

Cash and cash equivalents at end of year	$4,099	$3,932	$1,396

15.	Segment Information

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of financial results and significant performance measures for the periods depicted:

	2006
	Super -
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

Summary of operations:
Net interest income	$332,287	87,571	(79,485)	340,373
Provison for loan losses	76,156	(44)	—	76,112
Other income	195,163	(15)	—	195,148
Other expenses	320,865	7,214	8	328,087
Net income	94,904	100,941	(100,899)	94,946
Average balances:
Assets	10,031,782	1,187,742	(1,089,509)	10,130,015
Loans	6,794,902	3,436	—	6,798,338
Earning assets	9,256,459	1,054,986	(1,050,153)	9,261,292
Deposits	7,422,845	—	(38,699)	7,384,146
Shareholders’ equity	729,862	1,066,064	(905,997)	889,929
Performance ratios:
Return on average equity	13.00%			10.67%
Return on average assets	0.95%			0.94%
Efficiency ratio	60.33%			60.77%

	2005
	Super -
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

Summary of operations:
Net interest income	$342,089	200,687	(193,781)	348,995
Provison for loan losses	43,853	(33)	—	43,820
Other income	190,056	410	—	190,466
Other expenses	309,213	4,287	8	313,508
Net income	128,427	137,933	(135,877)	130,483
Average balances:
Assets	10,176,712	1,253,192	(1,165,475)	10,264,429
Loans	6,604,938	5,571	—	6,610,509
Earning assets	9,418,152	1,116,280	(1,099,768)	9,434,664
Deposits	7,334,418	—	(35,762)	7,298,656
Shareholders’ equity	800,150	1,150,653	(984,077)	966,726
Performance ratios:
Return on average equity	16.05%			13.50%
Return on average assets	1.26%			1.27%
Efficiency ratio	57.86%			57.88%

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004
	Super -
	community	Parent Co. and
	Banking	Other Subs.	Eliminations	Consolidated

Summary of operations:
Net interest income	$345,767	91,634	(86,596)	350,805
Provison for loan losses	73,732	191	—	73,923
Other income	173,532	753	—	174,285
Other expenses	311,119	804	6	311,929
Net income	100,076	110,784	(107,646)	103,214
Average balances:
Assets	10,255,165	1,270,353	(1,207,213)	10,318,305
Loans	6,489,677	3,795	—	6,493,472
Earning assets	9,501,839	1,099,648	(1,085,529)	9,515,958
Deposits	7,526,093	—	(85,859)	7,440,234
Shareholders’ equity	789,221	1,164,956	(970,648)	983,529
Performance ratios:
Return on average equity	12.68%			10.49%
Return on average assets	0.98%			1.00%
Efficiency ratio	59.09%			58.60%

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans held for sale — The fair value of mortgage loans held for sale is based either upon observable market prices or prices obtained from third parties. The fair value of commercial loans held for sale is based upon third party estimates.

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

Derivative assets and liabilities — The fair value of derivative assets and liabilities and mortgage-related derivatives was based on quoted market prices or dealer quotes. Derivative assets and liabilities consist of interest rate swaps, interest rate lock commitments and forward contracts sold. These values represent the estimated amount the Corporation would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. Fair value amounts consist of unrealized gains and losses and premiums paid or received, and take into account master netting agreements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Corporation’s financial instruments based on the assumptions previously described are shown in the following table:

	At December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,407,888	2,408,777	2,546,496	2,546,496
Net loans	6,787,521	6,780,483	6,590,582	6,549,007
Loan held for sale	95,272	95,664	42,566	43,132
Cash and due from banks	200,204	200,204	225,953	225,953
Accrued interest receivable	57,554	57,554	49,244	49,244
Mortgage servicing rights	19,575	23,063	19,971	23,097
Derivative assets	8,584	8,584	10,577	10,577
Financial liabilities:
Deposits	$7,498,924	7,503,077	7,233,650	7,232,858
Securities sold under agreements to repurchase	1,261,821	1,261,144	1,426,037	1,422,182
Wholesale borrowings	464,227	478,523	401,104	422,024
Accrued interest payable	41,120	41,120	28,918	28,918
Derivative liabilities	58	58	265	265

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless noted otherwise, the Corporation does not require collateral or other security to support financial instruments with credit risk. The following table sets forth financial instruments whose contract amounts represent credit risk.

	At December 31,
	2006	2005

Commitments to extend credit	$3,105,796	$2,889,749
Standby letters of credit and financial guarantees written	198,225	226,457
Loans sold with recourse	40,565	59,820
Derivative financial instruments:
Interest rate swaps	540,912	601,571
Interest rate lock commitments	24,249	34,875
Forward contracts sold	24,304	26,652

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $90.6 million and $95.1 million at December 31, 2006 and 2005, respectively, the remaining guarantees extend in varying amounts through 2018. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments were not recorded as assets or liabilities on the balance sheets at December 31, 2006 or 2005. In the normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain asset and liability portfolios. Specifically, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities. In 2003, the Corporation implemented a hedge program to swap qualifying fixed rate commercial loans to floating rate assets. At December 31, 2006, commercial loan transactions totaling $490.5 million have been swapped. At December 31, 2005, commercial loan transactions totaling $445.1 million were swapped.

In the third quarter of 2004, the Corporation began entering into forward interest rate swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings. At December 31, 2006 no such transactions had been swapped. At December 31, 2005, two such transactions totaling $135.0 million had been swapped.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. During 2003, the Corporation implemented a SFAS 133 hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with ineffective changes in value recorded to current earnings in loan sales and servicing income.

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

At December 31, 2006, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Lease
At December 31,	Commitments

2007	$6,364
2008	5,240
2009	4,009
2010	3,014
2011	2,508
2012-2026	14,148

$35,283

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Earnings Per Share

The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,
	2006	2005	2004

Basic EPS:
Net income	$94,946	130,483	103,214

Net income available to common shareholders	$94,946	130,483	103,214

Average common shares outstanding	80,127,707	83,490,133	84,601,050

Basic net income per share	$1.18	1.56	1.22

Diluted EPS:
Income available to common shareholders	$94,946	130,483	103,214
Add: interest expense on convertible bonds, net of tax	18	18	30

Income used in diluted earnings per share calculation	$94,964	130,501	103,244

Average common shares outstanding	80,127,707	83,490,133	84,601,050
Add: common stock equivalents:
Stock option plans	175,637	301,350	340,118
Convertible debentures/preferred securities	48,409	52,154	54,334

Average common and common stock equivalent shares outstanding	80,351,753	83,843,637	84,995,502
Diluted net income per share	$1.18	1.56	1.21

For the years ended December 31, 2006, 2005 and 2004, options to purchase 6.5 million shares, 2.7 million shares and 2.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

20.	Shareholder Rights Plan

The Corporation had in effect a shareholder rights plan (“Plan”). On July 18, 2006, the Shareholder Rights Agreement dated October 21, 1993, between the Corporation and FirstMerit Bank, N.A., as amended and restated on May 20, 1998, expired by its terms. The Plan provided that each share of Common Stock had one right attached (“Right”). Under the Plan, subject to certain conditions, the Rights would have been distributed after either of the following events: (1) a person acquires 10% or more of the Common Stock of the Corporation, or (2) the commencement of a tender offer that would result in a change in the ownership of 10% or more of the Common Stock. After such an event, each Right would have entitled the holder to purchase shares of Series A Preferred Stock of the Corporation. Subject to certain conditions, the Corporation could have redeemed the Rights for $0.01 per Right.

21.	Regulatory Matters

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital amounts and classification are also subject to quantitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2006, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

As of year-end 2006, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized FirstMerit Bank (“Bank”) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well capitalized.”

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2006	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$993,716	12.44%	>	$639,275	8.00%	>	$799,093	>	10.00%

Tier I Capital (to Risk Weighted Assets)	804,959	10.07%	>	319,637	4.00%	>	479,456	>	6.00%

Tier I Capital (to Average Assets)	804,959	7.95%	>	405,225	4.00%	>	506,532	>	5.00%

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2006	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$936,720	11.74%	>	$638,213	8.00%	>	$797,767	>	10.00%

Tier I Capital (to Risk Weighted Assets)	750,912	9.41%	>	319,107	4.00%	>	478,660	>	6.00%

Tier I Capital (to Average Assets)	750,912	7.42%	>	404,690	4.00%	>	505,863	>	5.00%

22.	Subsequent Events (Unaudited)

On February 15, 2007, the Board of Directors of the Corporation adopted certain revisions to the Corporate Governance Guidelines of the Corporation. Included among the revisions are: (i) a majority vote policy for the election of directors which includes resignation policy for any director nominee if a majority of votes are withheld in the director’s election, (ii) a shareholder rights plan policy under which the Corporation will seek shareholder approval within twelve months of any future Rights Plan adopted by the Board of Directors with a stated term longer than 12 months, and (iii) a revised director retirement age policy with an increase in the suggested retirement from age 70 to age 72.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2006 and 2005 are summarized as follows:

		Quarters
		First	Second	Third	Fourth

Total interest income	2006	$143,072	148,270	155,021	157,478

	2005	$127,841	133,777	137,869	141,959

Net interest income	2006	$85,973	85,730	85,087	83,583

	2005	$86,010	87,777	87,706	87,502

Provision for loan losses	2006	$6,106	13,159	12,612	44,235

	2005	$11,614	5,972	9,974	16,260

Net income	2006	$29,964	27,661	31,204	6,117

	2005	$30,088	36,145	36,594	27,656

Net income per basic share	2006	$0.37	0.35	0.39	0.07

	2005	$0.36	0.43	0.44	0.33

Net income per diluted share	2006	$0.37	0.35	0.39	0.07

	2005	$0.36	0.43	0.43	0.34

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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2006, its system of internal control over financial reporting met those criteria and was effective.

Our management’s assessment of the effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public account firm, as stated in their report which appears herein.

PAUL G. GRIEG	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
FirstMerit Corporation

We have completed integrated audits of FirstMerit Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R) — Share Based Payments (SFAS 123R) on January 1, 2006 using the modified prospective application method.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) at December 31, 2006 using the required prospective application method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 28, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2006, the Audit Committee of the Board of Directors of the Corporation approved the engagement of Ernst & Young LLP (“E&Y”) as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2007, and dismissed PricewaterhouseCoopers LLC (“PwC”) as the independent registered public accounting firm of the Company on November 3, 2006. PwC’s dismissal became final upon completion of its procedures on the Corporation’s financial statements as of and for the fiscal year ending December 31, 2006, and the Form 10-K for the year ending December 31, 2006 on February 28, 2007 (the “Date of Dismissal”).

The reports of PwC on the Corporation’s financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2006 and 2005, and through the Date of Dismissal of PwC, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the Corporations’s financial statements for such years. During the years ended December 31, 2006 and 2005, and through the date of dismissal of PwC, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) with respect to the Corporation.

The Corporation requested PwC to furnish a letter addressed to the Securities and Exchange Commission (the “Commission”) stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Corporation with the Commission on November 7, 2006.

During the years ended December 31, 2006 and 2005, and through the Date of Dismissal, the Corporation did not consult E&Y regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Corporation’s financial statements or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on pages 82 of this Annual Report, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006 and 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2006, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information about the Directors of FirstMerit, see “Elections of Directors” on pages 7 through 9 of FirstMerit’s Proxy Statement dated March 14, 2007 (the “Proxy Statement”), which is incorporated herein by reference.

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

The Board of Directors has determined that it has two “audit committee financial experts” serving on its Audit Committee. Information regarding the Audit Committee and the Audit Committee’s financial experts is incorporated by reference to the information that appears in the Proxy Statement on page 2 through 4 under the caption “Committees of the Board of Directors.”

Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”

Disclosure by FirstMerit with respect to compliance with Section 16(a) of the Exchange Act appears on page 6 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See “Executive Compensation and Other Information” on pages 20 through 34 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Shareholders” and “Election of Directors” at page 36 and pages 7 through 9, respectively, of the Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	available for grant
	Options, Warrants	Options, Warrants	for Options,
	and Rights	and Rights	Warrants and Rights
Plan category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1992	2,000	$26.00	—
S1993	7,326	24.14	—
1996	1,859	15.15	—
1997	1,354,797	26.36	27,445
1997D	79,200	27.54	99,200
S1997	27,491	24.15	—
S1997N	1,337	24.84	—
1999	2,805,175	25.09	186,552
2002	2,433,274	25.09	219,417
2002D	89,000	23.61	136,000
2006	381,278	24.09	2,216,807
2006D	36,000	23.57	—

Total	7,218,737		2,885,421

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions” at pages 22 and 23 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for the audit of the Corporation’s annual financial statements, the review of financial statements included in the Corporation’s quarterly reports on Form 10-Q, statutory and subsidiary audits and services provided in connection with regulatory filings during those two years were $1,430,971 in 2006 and $1,328,885 in 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance or services reasonably related to the audit and review of financial statements were $18,143 in 2006 and $8,357 in 2005. The 2006 fees primarily related to transaction related support services.

Tax Fees

The aggregate fees billed for each of the last two fiscal years for tax compliance, tax advice or tax planning services were $30,209 in 2006 and $47,094 in 2005.

All Other Fees

There were no aggregate fees billed in each of the last two fiscal years for services other than those set forth above.

The Audit Committee has a policy of pre-approving, and in 2006 did pre-approve, all audit and non-audit services provided to the Corporation by the auditor of its financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets as of December 31, 2006 and 2005;

Consolidated Statements of Income for Years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows for Years ended December 31, 2006, 2005 and 2004;

Notes to Consolidated Financial Statements for Years ended December 31, 2006, 2005 and 2004;

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

(c) See subparagraph (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 28th day of February, 2007.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig Paul G. Greig Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Karen S. Belden* Karen S. Belden Director	/s/ R. Cary Blair* R. Cary Blair Director

/s/ John C. Blickle* John C. Blickle Director	/s/ Robert W. Briggs* Robert W. Briggs Director

/s/ Richard Colella* Richard Colella Director	/s/ Gina D. France* Gina D. France Director

/s/ Terry L. Haines* Terry L. Haines Director	/s/ J. Michael Hochschwender* J. Michael Hochschwender Director

/s/ Clifford J. Isroff* Clifford J. Isroff Director	/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director

/s/ Roger T. Read* Roger T. Read Director	/s/ Richard N. Seaman* Richard N. Seaman Director

The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/  J. Bret Treier
J. Bret Treier, Attorney-in-Fact

Dated: February 28, 2007

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)
4.1	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.2	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.3	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.4	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9. 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9. 2001)*
10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*
10.6	2006 Equity Plan of FirstMerit Corporation (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed by the registrant on August 4, 2006)*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*
10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*
10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.13	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.20	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2006)*
10.22	Executive Cash Incentive Plan (incorporated by reference from the Form 8-K filed by the registrant on February 21, 2005)*
10.23	Director Compensation Agreement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*
10.24	Transition Agreement with John R. Cochran (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on June 21, 2006)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*
10.29	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*
10.30	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)
10.31	Credit Agreement between FirstMerit Corporation and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on December 7, 2006)
10.32	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)
10.33	Amended and Restated Employment Agreement of David G. Lucht dated December 31, 2004 (incorporated by reference from Exhibit 10.32 to the Form 10-K frilled by the registrant on March 7, 2005)*
10.34	Restricted Stock Award Agreement of David G. Lucht dated May 16, 2002 (incorporated by reference from Exhibit 10.36 to the Form 10-Q filed by the registrant on August 13, 2002)*
10.35	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006) — FirstMerit Insurance Agency, Inc.
10.36	Employment Agreement of Paul G. Greig dated May 15, 2006 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on May 18, 2006)*
10.37	Restricted Stock Award Agreement of Paul G. Greig dated May 15, 2006*

Exhibit
Number

10.38	Transition Agreement with George P. Paidas October 25, 2006 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on October 27, 2006)*
10.39	Retirement Agreement with Robert P. Brecht dated January 12, 2007*
10.40	Employment Agreement of Terri L. Cable Effective November 1, 2004*
10.41	Amendment to Employment Agreement of Terri L. Cable Effective November 1, 2005*
21	Subsidiaries of FirstMerit Corporation
23	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman and Chief Executive Officer of FirstMerit Corporation
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman and Chief Executive Officer of FirstMerit Corporation
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement