Form 10-K/A
period 2006-12-31
FIRSTMERIT CORP /OH/
filed 2007-04-30
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2007

Common Stock, no par value	80,102,596 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders of FirstMerit Corporation on April 18, 2007	Part III

PLAN FINANCIAL STATEMENTS

     The undersigned registrant hereby amends the following item of its Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K, as amended, for the fiscal year ended December 31, 2006 for the purpose of furnishing the financial statements of the FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FirstMerit Corporation and
Affiliates Employees’ Salary
Savings Retirement Plan
 Financial Statements And Supplemental
Information
December 31, 2006 and 2005

FIRSTMERIT CORPORATION AND AFFILIATES
EMPLOYEES’ SALARY SAVINGS RETIREMENT PLAN
FINANCIAL REPORT
DECEMBER 31, 2006 AND 2005

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

To the Board of Directors
FirstMerit Corporation
Akron, Ohio
Report of Independent Registered Public Accounting Firm
     We have audited the accompanying statements of net assets available for benefits of FirstMerit Corporation and Affiliates Employees’ Salary Savings Retirement Plan (the “Plan”) as of December 31, 2006 and 2005, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2006 and 2005, and changes in net assets available for benefits for the years then ended in conformity with U.S. generally accepted accounting principles.
     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information which includes the schedules of assets (held at end of year) as of December 31, 2006 and reportable transactions for the year ended December 31, 2006 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental information is the responsibility of the Plan’s management. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Cleveland, Ohio
April 25, 2007

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 2006 and 2005

	2006	2005
ASSETS

Investments, at fair value:
Mutual funds	$71,121,945	$62,098,797
FirstMerit Corporation Common Stock	53,519,800	58,748,334
Loans to participants	1,094,307	1,115,520

Total investments	125,736,052	121,962,651

Receivables:
Contributions from participants	296,773	295,850
Contributions from employer	1,248,557	1,278,173
Investment income	1,980	51,298

Total receivables	1,547,310	1,625,321

Total assets	127,283,362	123,587,972

LIABILITIES	—	—

NET ASSETS AVAILABLE FOR BENEFITS	$127,283,362	$123,587,972

The accompanying notes are an integral part of these financial statements.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 2006 and 2005

	2006	2005
ADDITIONS
Contributions:
Participants’	$7,582,691	$7,307,485
Employer’s	5,166,693	5,070,728
Rollovers from participants	166,942	1,152,329

	12,916,326	13,530,542

Investment income:
Interest	56,354	58,264
Dividends	3,904,993	3,423,179
Net appreciation (depreciation) of investments	881,934	(3,921,779)

	4,843,281	(440,336)

Total additions	17,759,607	13,090,206

DEDUCTIONS
Benefits paid directly to participants	14,064,217	11,415,061

Total deductions	14,064,217	11,415,061

NET INCREASE	3,695,390	1,675,145

NET ASSETS AVAILABLE FOR BENEFITS - BEGINNING OF YEAR	123,587,972	121,912,827

END OF YEAR	$127,283,362	$123,587,972

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
B. Contributions
The Plan permits each participant to contribute from 1% to 50% of compensation. Such contributions are known as voluntary pretax employee contributions. A participant’s voluntary pretax contributions and earnings are immediately vested and non-forfeitable. Contributions are subject to certain limitations.
FirstMerit contributes as a matching contribution an amount equal to 50% of the participant’s voluntary pretax contribution. FirstMerit will not make a matching contribution with respect to any portion of a participant voluntary pre-tax contribution that exceeds six percent of the participant’s basic compensation. These employer matching contributions and earnings thereon are immediately vested and non-forfeitable.
The Plan also includes a supplemental matching account whereby FirstMerit makes additional matching contributions equal to 50% of the participant’s voluntary pretax employee contributions which do not exceed three percent of the participant’s basic compensation. These employer supplemental matching contributions and earnings thereon are immediately vested and are non-forfeitable.
For plan years beginning on and after January 1, 2005, FirstMerit may make profit sharing contributions from time to time in such amounts as determined by FirstMerit’s Board of Directors. Such profit sharing contributions will be allocated among those eligible participants in the plan who are employed on the last day of a plan year in the proportion that such participant’s plan compensation for the plan year bears to the total plan compensation of all eligible participants. The profit sharing contribution will be allocated to each participant’s Profit Sharing Contribution Employee Stock Ownership Plan (“ESOP”) account. The profit sharing contribution and earnings thereon for each participant are 100% vested after completing five years of service.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 1. Description of the Plan (Continued)
C. Investments
The following is a summary of investment options (“Investment Funds”) available to participants at December 31, 2006 and 2005:
Aim Short Term Liquid Asset Fund: The fund primarily invests in short-term money market instruments that blend top-tier, high quality obligations including commercial paper, certificates of deposit, promissory notes, municipal securities and repurchase agreements.
American Century Capital Preservation Fund: The fund seeks to provide conservative investors with a high quality portfolio, current income and relative safety. This fund invests in U.S. Treasury, government agency securities and repurchase agreements backed by government securities.
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
American Funds Growth Fund of America: The fund seeks growth of capital over the long-term by investing primarily in a diversified portfolio of U.S. common stocks of well-known and established companies with a market capitalization of at least $200,000,000.
T. Rowe Price Retirement Funds: These four target retirement funds invest in diversified portfolios of mutual funds consisting of stocks and bonds and become more conservative over time. Each of the four funds has a different time horizon (target retirement years of 2015, 2025, 2035 and 2045).
T. Rowe Price Small-Cap Stock Fund: The fund seeks long-term growth of capital through investment in stock of small companies that are potentially undervalued or have growth prospects.
Vanguard 500 Index Fund Admiral: The fund seeks long-term investment results that correspond with the price and yield performance of the S&P 500 Index. The fund tracks the performance of the S&P 500 Index, which is primarily the stock of large U.S. companies.
FirstMerit Corporation Common Stock: The Plan provides for participants to invest directly in common shares of the Company. Each participant electing to purchase common shares of the Company through the Plan is permitted to vote such common shares in the same manner as any other shareholder and is furnished proxy materials to such effect. Dividends paid by FirstMerit are either reinvested in the Plan or paid quarterly, at the option of the participant.

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
Dodge & Cox International Stock Fund: The fund is a value fund that invests primarily in large capital non-U.S. equities. The fund is appropriate for investors with a long-term horizon and risk tolerance for foreign equity investments.
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
During the Plan year ended December 31, 2006, the Fidelity Blue Chip Growth Fund and Templeton Foreign Fund were removed as investment options.
D. Participants’ Accounts
FirstMerit Bank, N.A. (a subsidiary of FirstMerit Corporation), as the trustee for the Plan, maintains separate accounts for each participant. Participants can contribute to one investment or a combination thereof with the minimum investment in any option of 5%. Employer matching, supplemental matching and profit sharing plan contributions are invested solely in FirstMerit Corporation common stock purchased on the open market by the trustee.
E. Payment of Benefits
Distributions to participants are made by one or more of the following methods: (1) a single lump-sum payment, in cash and/or FirstMerit common stock; or (2) payments in equal or nearly equal monthly, quarterly, semiannual, or annual installments over any period not exceeding 10 years or the participant’s life expectancy at the date such payments commence, if less. Benefit distributions are recorded when paid.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PALN
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 1. Description of the Plan (Continued)
F. Loans to Participants
The loan feature allows participants to borrow against amounts accumulated in the Plan on their behalf. The Plan Agreement sets forth guidelines as to certain limitations, and permissible interest rates and repayment terms.
G. Administrative Expenses
All expenses associated with administering the Plan, including the trustee’s fees and brokerage commissions on purchases of and transfers between Investment Funds, are paid by FirstMerit.
H. Diversification
Plan participants have the ability to diversify out of the mandatory Company stock investment accounts. As of the first day of the calendar quarter immediately following each participant’s three year service anniversary, participants’ Matching ESOP Accounts will be moved to new Matching Diversification ESOP Accounts, which permit transfer of investments from Company stock to other mutual fund investments. In addition, participants’ future semi-monthly employer matching contributions, including supplemental contributions, may also be directed to any of the available mutual funds, as well as Company stock after attaining three years of service.
Further, if participants have completed at least ten years of participation in the Plan and attained age 55, they are “Qualified Members.” Qualified Members have the right to make an election to direct the investment of a portion of their Supplemental Retirement ESOP Account. Within 90 days after the close of each Plan Year in the six-Plan Year period beginning with the Plan Year in which they first become Qualified Members, they may elect to diversify the investment up to 25% of these accounts. In the last year of the six-Plan Year period, the percentage increases to 50%. The amounts they may elect to diversify may be invested in any of the Investment Funds described above.
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
C. Investments
Investments in FirstMerit common stock and mutual funds are stated at fair value. The fair value of marketable securities is based on quotations obtained from national securities exchanges.
The fair value of the investments in the mutual funds is based upon the number of units held by the Plan at December 31, 2006 and 2005, respectively, and the current value of each unit is based upon the net asset value disclosed by the registered investment company as of the last trading day of the reporting period. Participant loans are stated at their outstanding balances, which approximate fair value.
Securities transactions are recognized on the trade date (the date the order to buy or sell is executed). Interest is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.
The Plan presents in the Statements of Changes in Net Assets Available for Benefits the net appreciation (depreciation) in the fair value of its investments, which consists of the realized gains or losses and the unrealized appreciation (depreciation) on these investments.
D. Risks and Uncertainties
The Plan holds investments in various investment securities. The Plan generates a significant portion of its earnings from investments in domestic and international mutual funds and FirstMerit Corporation common stock. FirstMerit Corporation common stock represents a significant concentration of the Plan’s total investments. Investment securities are exposed to various risks such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits.

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 3. Investments
The Plan’s investments are maintained in mutual funds and common stock of the Company, as described in Note 1. The following presents the market value of investments that represent 5% or more of the Plan’s Net Assets Available for Plan Benefits at December 31, 2006 and 2005:

	2006	2005
Mutual funds:
American Funds Growth Fund of America	$10,869,245	$—
Fidelity Advisor Equity Growth Fund	9,877,223	10,027,675
Fidelity Blue Chip Growth Fund	—	11,064,284
Dodge & Cox International Stock Fund	6,800,179	—
Dodge & Cox Stock Fund	7,534,408	—
SEI Stable Asset Fund	8,370,072	9,574,057
Vanguard 500 Index Fund Admiral	10,768,532	9,584,192
FirstMerit Corporation Common Stock (non-participant directed, see Note 1.H.)	53,519,800	58,748,334
During 2006 and 2005, the Plan’s investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value by $881,934 and $(3,921,779), as follows:

	2006	2005
Mutual funds	$(4,748,008)	$2,426,776
FirstMerit Corporation Common Stock	5,629,942	(6,348,555)

	$881,934	$(3,921,779)

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

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PALN
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 5. Plan Termination
Although it has not expressed any intent to do so, the Plan may be terminated by unanimous action of the FirstMerit Corporation Board of Directors. In the event the Plan is terminated, FirstMerit will direct the trustee to distribute the assets of the trust fund, after payment of any expenses properly chargeable against the trust fund, to participants in proportion to the value of their total account balances as of the date of termination, in cash or in kind and in such a manner as FirstMerit shall determine.
Note 6. Transactions With Party-In-Interest
Transactions involving participant loans and common stock of FirstMerit Corporation, the Plan’s sponsor, are considered party-in-interest transactions. These transactions are not, however, considered prohibited transactions under 29 CFR 408(b) of the ERISA regulations.
Note 7. Plan Amendments
Plan amendments made during 2005 were as follows: 1) The Plan was amended effective March 28, 2005 to provide that mandatory or involuntary lump-sum distributions in an amount in excess of $1,000, but less than $5,000, shall only be made in the form of an automatic rollover IRA, as provided for by the Plan, and, 2) The Plan was amended effective January 1, 2005 to allow the Company to make discretionary profit sharing contributions.
Note 8. Subsequent Events
The following changes have been made to the Plan effective January 1, 2007:
1)	FirstMerit employees are eligible to participate in the Plan on the first January 1, April 1, July 1 or October 1 after completing three months of service and attaining age 21.

2)	Additional retirement investment plan contributions of 3% of eligible compensation (includes salary, wages and commissions but excluding incentives and awards) for each plan year will be made for certain participants hired on or after January 1, 2007, or participants hired before January 1, 2007 but not vested, as of January 1, 2007, in the Pension Plan for Employees of FirstMerit Corporation and Affiliates. There is a three year vesting requirement for these contributions.

3)	The vesting schedule for participants Profit Sharing Contribution ESOP Accounts and the Retirement Investment Contribution ESOP Accounts is as follows:

Year(s) of Services	Vesting Percentage

Less than 3 3 or more	0% 100%

SUPPLEMENTAL INFORMATION
FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
SCHEDULE OF ASSETS (HELD AT END OF YEAR)
Schedule H, Line 4(i)
Employer No. 34-1339938
Plan No. 002
December 31, 2006

(a)	(b)	Identity of Party	(c) Description of Investment	(d) Cost	Current (e) Value

		Mutual Funds

		Aim Short Term Liquid Asset Fund		$46	$46

		American Century Capital Preservation Fund		66,395	66,395

		Dodge & Cox International Stock Fund		6,883,567	6,800,179

		Dodge & Cox Stock Fund		6,633,024	7,534,408

		Fidelity Advisor Equity Growth Fund		8,962,095	9,877,223

		American Funds Growth Fund of America		11,452,292	10,869,245

		T. Rowe Price Retirement Fund 2045		1,798	1,791

		T. Rowe Price Retirement Fund 2035		28,027	27,972

		T. Rowe Price Retirement Fund 2025		7,793	7,836

		T. Rowe Price Retirement Fund 2015		1,814	1,808

		Fidelity Balanced Fund		3,602,092	3,948,028

		SEI Stable Asset Fund		8,370,072	8,370,072

		T. Rowe Price Small-Cap Stock Fund		3,665,892	3,987,582

		Vanguard Mid-Cap Index Fund		2,474,774	2,856,645

		Vanguard Total Stock Market Index Fund		967,271	1,112,920

		Vanguard 500 Index Fund Admiral		8,861,209	10,768,532

		PIMCO Total Return Fund		4,979,733	4,891,263

				66,957,894	71,121,945

*		FirstMerit Corporation Common Stock		45,887,264	53,519,800

*		Participant Loans	Participant Loans Outstanding Bearing Interest of 3.29 — 11.75%	1,094,307	1,094,307

				$113,939,465	$125,736,052

*		Represents a party-in-interest

FIRSTMERIT CORPORATION AND AFFILIATES EMPLOYEES’
SALARY SAVINGS RETIREMENT PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
Schedule H, Line 4(j)
Employer No. 34-1339938
Plan No. 002
Year Ended December 31, 2006

					(h)
					Current
					Value of	(i)
(a)	(b)	(c)	(d)	(g)	Asset on	Net
Identity of	Description	Purchase	Selling	Cost of	Transaction	Gain or
Party	of Asset	Price	Price	Asset	Date	(Loss)
Category I: Individual transaction exceeds 5% of value.

American Funds Growth Fund Issue: 399874833	149,754 shares	$6,620,620	N/A	N/A	$6,620,620	N/A

Fidelity Blue Chip Growth Fund Issue: 316389303	246,484 shares	N/A	$10,953,750	$10,141,418	10,953,750	$812,332

Templeton Foreign Fund Issue: 880196506	482,904 shares	N/A	6,620,619	5,721,986	6,620,619	898,633

Category III: Series of transactions in same security exceeds 5% of value, excluding individual transactions disclosed above.

FirstMerit Corporation Issue: 337915102	312,626 shares common stock 33 transactions	7,424,748	N/A	N/A	7,428,748	N/A

FirstMerit Corporation Issue: 337915102	305,761 shares common stock 331 transactions	N/A	7,233,339	6,267,187	7,233,339	966,152

American Century Cap. Pres. Fund Issue: 025081803	6,648,217 shares 219 transactions	6,648,217	N/A	N/A	6,648,217	N/A

American Century Cap. Pres. Fund Issue: 025081803	6,824,382 shares 100 transactions	N/A	6,824,382	6,824,382	6,824,382	—

Dodge & Cox International Stock Fund Issue: 216206103	155,860 shares 12 transactions	6,888,313	N/A	N/A	6,888,313	N/A

There were no reportable transactions for Categories II or IV during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 30th day of April, 2007.

FirstMerit Corporation

By:	/s/ TERRENCE E. BICHSEL Terrence E. Bichsel, Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number
3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 10-K filed by the registrant on April 9, 1998)

4.1	Shareholders Rights Agreement dated October 21, 1993, between FirstMerit Corporation and FirstMerit Bank, N.A., as amended and restated May 20, 1998 (incorporated by reference from Exhibit 4 to the Form 8-A/A filed by the registrant on June 22, 1998)

4.2	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)

4.3	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.4	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.5	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.6	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

4.7	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)

Exhibit
Number
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9, 2001)*

10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9, 2001)*

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*

10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*

10.6	2006 Equity Plan of FirstMerit Corporation (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed by the registrant on August 4, 2006)*

10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*

10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*

10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*

10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*

10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-63797) filed by the registrant on February 12, 1999)*

10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

10.13	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*

10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*

10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*

10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*

Exhibit
Number
10.20	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*

10.22	2007 Executive Annual Incentive Plan (incorporated by reference from Exhibit 99.2 to the Form 8-K filed by the registrant on February 22, 2007)*

10.23	Summary of Director Compensation Arrangement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*

10.24	Transition Agreement of John R. Cochran (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on June 21, 2006)*

10.25	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*

10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.27	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*

10.28	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*

10.29	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*

10.30	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)

10.31	Credit Agreement between FirstMerit Corporation and CitiBank, N.A. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on December 7, 2006)

10.32	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)

10.33	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006

10.34	Employment Agreement of Paul G. Greig dated May 15, 2006 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on May 18, 2006)*

10.35	Restricted Stock Award Agreement of Paul G. Greig dated May 15, 2006 (incorporated by reference from Exhibit 10.37 to the Form 10-K filed by the registrant on February 28, 2007)*

10.36	Transition Agreement with George P. Paidas October 25, 2006 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on October 27, 2006)*

10.37	Retirement Agreement with Robert P. Brecht dated January 12, 2007 (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the registrant on February 28, 2007)*

10.38	Employment Agreement of Terri L. Cable Effective November 1, 2004 (incorporated by reference from Exhibit 10.40 to the Form 10-K filed by the registrant on February 28, 2007)*

10.39	Amendment to Employment Agreement of Terri L. Cable Effective November 1, 2005 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on February 28, 2007)*

21	Subsidiaries of FirstMerit Corporation (incorporated by reference from Exhibit 21 to the Form 10-K filed by the registrant on February 28, 2007)

Exhibit
Number
23	Consent of Hausser + Taylor LLC

24	Power of Attorney (incorporated by reference from Exhibit 24 to the Form 10-K filed by the registrant on February 28, 2007)

31.1	Rule 13a-14(a)/Section 302 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certification of John R. Cochran, Chairman and Chief Executive Officer of FirstMerit Corporation

32.2	Rule 13a-14(b)/Section 906 Certifications of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement