Form 10-Q
period 2007-03-31
FIRSTMERIT CORP /OH/
filed 2007-05-03
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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
YES ☐ NO ☑
     As of April 30, 2007, 80,465,009 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2006, which is derived from the	March 31,	December 31,	March 31,
audited financial statements)	2007	2006	2006
ASSETS
Cash and due from banks	$242,470	200,204	206,912
Investment securities (at fair value) and federal funds sold	2,447,426	2,407,888	2,460,321
Loans held for sale	48,289	95,272	61,318
Loans:
Commercial loans	3,800,125	3,694,121	3,562,968
Mortgage loans	598,390	608,008	625,514
Installment loans	1,628,531	1,619,747	1,509,714
Home equity loans	709,964	731,473	772,308
Credit card loans	138,183	147,553	135,916
Leases	76,438	77,971	65,682

Total loans	6,951,631	6,878,873	6,672,102
Less allowance for loan losses	(92,045)	(91,342)	(87,589)

Net loans	6,859,586	6,787,531	6,584,513
Premises and equipment, net	120,556	122,954	119,571
Goodwill	139,245	139,245	139,245
Intangible assets	2,644	2,865	3,533
Accrued interest receivable and other assets	486,905	496,613	525,304

Total assets	$10,347,121	10,252,572	10,100,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,463,039	1,455,097	1,465,168
Demand-interest bearing	779,790	799,571	923,491
Savings and money market accounts	2,333,907	2,267,686	2,320,360
Certificates and other time deposits	3,124,466	2,976,567	2,801,543

Total deposits	7,701,202	7,498,921	7,510,562

Securities sold under agreements to repurchase	1,380,591	1,261,821	1,272,362
Wholesale borrowings	208,744	464,227	285,143
Accrued taxes, expenses, and other liabilities	192,943	181,492	162,098

Total liabilities	9,483,480	9,406,461	9,230,165

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at March 31, 2007, December 31, 2006 and March 31, 2006	127,937	127,937	127,937
Capital surplus	108,073	106,916	108,958
Accumulated other comprehensive loss	(71,328)	(79,508)	(53,395)
Retained earnings	1,006,207	998,079	1,002,035
Treasury stock, at cost, 11,914,435, 11,925,803 and 12,257,585 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	(307,248)	(307,313)	(314,983)

Total shareholders’ equity	863,641	846,111	870,552

Total liabilities and shareholders’ equity	$10,347,121	10,252,572	10,100,717

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(In thousands except per share data)	2007	2006
Interest income:
Interest and fees on loans, including held for sale	$130,089	117,740
Interest and dividends on investment securities and federal funds sold	26,846	25,332

Total interest income	156,935	143,072

Interest expense:
Interest on deposits:
Demand-interest bearing	1,919	2,362
Savings and money market accounts	14,006	10,748
Certificates and other time deposits	36,080	26,101
Interest on securities sold under agreements to repurchase	16,785	11,923
Interest on wholesale borrowings	6,139	5,965

Total interest expense	74,929	57,099

Net interest income	82,006	85,973
Provision for loan losses	4,210	6,106

Net interest income after provision for loan losses	77,796	79,867

Other income:
Trust department income	5,596	5,394
Service charges on deposits	16,249	16,066
Credit card fees	11,099	10,671
ATM and other service fees	3,071	3,108
Bank owned life insurance income	3,168	2,986
Investment services and insurance	2,453	2,597
Investment securities gains, net	—	16
Loan sales and servicing income	5,438	1,445
Other operating income	1,802	3,114

Total other income	48,876	45,397

Other expenses:
Salaries, wages, pension and employee benefits	42,500	43,031
Net occupancy expense	6,686	6,549
Equipment expense	3,084	2,958
Stationery, supplies and postage	2,333	2,453
Bankcard, loan processing and other costs	7,470	5,827
Professional services	4,829	2,763
Amortization of intangibles	223	223
Other operating expense	14,401	18,095

Total other expenses	81,526	81,899

Income before federal income tax expense	45,146	43,365
Federal income tax expense	13,725	13,401

Net income	$31,421	29,964

Other comprehensive income (loss), net of taxes
Unrealized securities’ holding gain (loss), net of taxes	$8,113	(9,748)
Unrealized hedging gain (loss), net of taxes	67	(787)
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	—	10

Total other comprehensive income (loss), net of taxes	8,180	(10,545)

Comprehensive income	$39,601	19,419

Net income applicable to common shares	$31,421	29,964

Net income used in diluted EPS calculation	$31,425	29,969

Weighted average number of common shares outstanding — basic	80,113	80,374

Weighted average number of common shares outstanding — diluted	80,298	80,648

Basic earnings per share	$0.39	0.37

Diluted earnings per share	$0.39	0.37

Dividend per share	$0.29	0.28

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2007	2006
(Unaudited)	(In thousands)
Operating Activities
Net income	$31,421	29,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,210	6,106
Provision for depreciation and amortization	3,823	3,609
Amortization of investment securities premiums, net	218	827
Accretion of income for lease financing	(1,158)	(990)
Gains on sales and calls of investment securities, net	—	(16)
Decrease in interest receivable	1,759	2,032
Increase in interest payable	9,138	6,602
Increase in prepaid assets	(5,367)	(3,668)
Decrease in accounts payable	(4,007)	(4,007)
Increase in taxes payable	7,997	8,048
Increase in other receivables	(280)	(9,919)
Decrease (increase) in other assets	135	(3,510)
Originations of loans held for sale	(52,339)	(80,924)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	48,639	67,487
Losses on sales of loans, net	35	343
Amortization of intangible assets	223	223
Other changes	6,223	(10,531)

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,670	11,676
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	—	—
Available-for-sale — maturities	177,244	101,060
Purchases of available-for-sale investment securities	(205,005)	(2,709)
Net decrease in federal funds sold	—	(28,000)
Net increase in loans and leases, excluding sales	(22,137)	(18,621)
Purchases of premises and equipment	(1,436)	(4,218)
Sales of premises and equipment	11	1,458

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(51,323)	48,970
Financing Activities
Net (decrease) increase in demand accounts	(11,839)	34,680
Net increase in savings and money market accounts	66,221	16,183
Net increase in certificates and other time deposits	147,899	226,049
Net increase (decrease) in securities sold under agreements to repurchase	118,770	(153,675)
Net decrease in wholesale borrowings	(255,483)	(115,961)
Cash dividends — common	(23,293)	(22,416)
Purchase of treasury shares	(134)	(65,413)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	778	866

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	42,919	(79,687)

Increase (decrease) in cash and cash equivalents	42,266	(19,041)
Cash and cash equivalents at beginning of period	200,204	225,953

Cash and cash equivalents at end of period	$242,470	206,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$38,840	31,193

Federal income taxes	$—	20

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2007 and 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements -During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Should a company not elect to use the fair value method for subsequent measurement, the company would continue to use the amortization method previously required by SFAS No. 140, under which the servicing asset or servicing liability is amortized and periodically evaluated for impairment. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Management has not elected to use the fair value method for subsequent measurement.
     During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 155”).” This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS 155 was effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
     SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of the SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Corporation is currently assessing whether it will elect to use the fair value option for any of its eligible items.
     On July 13, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS 157”).” This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is currently assessing the impact of adopting SFAS 157.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$735,352	465	(10,891)	724,926
Obligations of state and political subdivisions	250,288	1,740	(341)	251,687
Mortgage-backed securities	1,250,795	939	(30,454)	1,221,280
Other securities	245,658	4,866	(991)	249,533

	$2,482,093	8,010	(42,677)	2,447,426

	Book Value	Fair Value
Due in one year or less	$331,159	328,221
Due after one year through five years	1,566,567	1,531,164
Due after five years through ten years	306,800	305,353
Due after ten years	277,567	282,688

	$2,482,093	2,447,426

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$846,517	72	(14,670)	831,919
Obligations of state and political subdivisions	195,054	1,872	(128)	196,798
Mortgage-backed securities	1,164,205	625	(36,778)	1,128,052
Other securities	249,261	3,282	(1,424)	251,119

	$2,455,037	5,851	(53,000)	2,407,888

	Amortized	Fair
	Cost	Value
Due in one year or less	$376,918	373,502
Due after one year through five years	1,580,074	1,534,847
Due after five years through ten years	274,173	271,978
Due after ten years	223,872	227,561

	$2,455,037	2,407,888

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$897,301	—	(25,723)	871,578
Obligations of state and political subdivisions	86,087	1,306	(52)	87,341
Mortgage-backed securities	1,276,435	534	(51,644)	1,225,325
Other securities	246,922	3,210	(2,055)	248,077

	$2,506,745	5,050	(79,474)	2,432,321

		Fair
	Book Value	Value
Due in one year or less	$239,163	235,966
Due after one year through five years	2,053,462	1,980,443
Due after five years through ten years	102,303	101,510
Due after ten years	111,817	114,402

	$2,506,745	2,432,321

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.0 billion at March 31, 2007, $1.8 billion at December 31, 2006 and $2.0 billion at March 31, 2006.
     At March 31, 2007, December 31, 2006 and March 31, 2006, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.7 million, $8.6 million and $8.6 million, respectively. At March 31, 2007, December 31, 2006 and March 31, 2006, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $114.5 million, $114.5 million and $109.6 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
     The following tables show the unrealized losses that have not been recognized as other-than-temporary in accordance with FASB Staff Position (“FSP”) No. FAS 115-1. Management believes that due to the credit-worthiness of the issuers and the fact that the Corporation has the intent and the ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values is temporary in nature.

	At March 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$—	—	654,413	(10,891)	654,413	(10,891)
Obligations of states and political subdivisions	75,178	(309)	1,721	(32)	76,899	(341)
Mortgage-backed securities	47,960	(123)	961,547	(30,331)	1,009,507	(30,454)
Other securities	9,729	(50)	49,635	(941)	59,364	(991)

Total temporarily impaired securities	$132,867	(482)	1,667,316	(42,195)	1,800,183	(42,677)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$69,934	(66)	711,861	(14,603)	781,795	(14,669)
Obligations of states and political subdivisions	30,926	(96)	1,722	(32)	32,648	(128)
Mortgage-backed securities	43,585	(12)	1,015,354	(36,767)	1,058,939	(36,779)
Other securities	9,790	(9)	59,918	(1,415)	69,708	(1,424)

Total temporarily impaired securities	$154,235	(183)	1,788,855	(52,817)	1,943,090	(53,000)

	At March 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	132,033	(3,760)	739,545	(21,963)	871,578	(25,723)
Obligations of states and political subdivisions	1,934	(3)	2,939	(49)	4,873	(52)
Mortgage-backed securities	166,710	(4,629)	1,007,795	(47,015)	1,174,505	(51,644)
Other securities	57,288	(1,574)	21,655	(481)	78,943	(2,055)

Total temporarily impaired securities	$357,965	(9,966)	1,771,934	(69,508)	2,129,899	(79,474)

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
     The activity within the ALL for the three months ended March 31, 2007 and 2006 and the full year ended December 31, 2006 is shown in the following table:

	Quarter ended	Year Ended	Quarter ended
	March 31,	December 31,	March 31,
	2007	2006	2006
Allowance for loan losses-beginning of period	$91,342	90,661	90,661
Loans charged off:
Commercial	448	32,628	6,066
Mortgage	990	1,670	373
Installment	4,746	20,682	6,030
Home equity	820	3,847	620
Credit cards	2,399	8,294	1,774
Leases	21	3,607	51

Total charge-offs	9,424	70,728	14,914

Recoveries:
Commercial	2,878	3,734	1,437
Mortgage	8	142	56
Installment	2,114	10,340	3,146
Home equity	257	1,293	378
Credit cards	474	2,123	449
Manufactured housing	112	451	169
Leases	74	303	101

Total recoveries	5,917	18,386	5,736

Net charge-offs	3,507	52,342	9,178
Allowance related to loans held for sale	—	(23,089)	—
Provision for loan losses	4,210	76,112	6,106

Allowance for loan losses-end of period	$92,045	91,342	87,589

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2006 Form 10-K, more fully describe the components of the allowance for loan loss model.

     5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At March 31, 2007			At December 31, 2006			At March 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	7,492	2,645	10,137	7,270	2,867	10,137	6,603	3,534

Unamortizable intangible assets:

Goodwill	$139,245		139,245	139,245		139,245	139,245		139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended March 31, 2007 and 2006. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at March 31, 2007:
     For the years ended:

December 31, 2007	$889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	489

$2,645

     During the fourth quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2007	2006
BASIC EPS:
Net income applicable to common shares	$31,421	29,964

Average common shares outstanding	80,113	80,374

Net income per share — basic	$0.39	0.37

DILUTED EPS:

Net income available to common shares	$31,421	29,964
Add: interest expense on convertible bonds	4	5

	$31,425	29,969

Avg common shares outstanding	80,113	80,374
Add: Equivalents from stock options and restricted stock	139	224
Add: Equivalents-convertible bonds	46	50

Average common shares and equivalents outstanding	80,298	80,648

Net income per common share — diluted	$0.39	0.37

     For the quarters ended March 31, 2007 and 2006, options to purchase 6.6 million and 6.1 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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

7. Segment Information — Management monitors the Corporation’s results by an internal profitability measurement system, which provides lines of business results and key performance measures. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the businesses. The development and application of these methodologies is a dynamic process. Accordingly, these measurement tools and assumptions may be revised periodically to reflect methodological, product, and/or management organizational changes. Further, these tools measure financial results that support the strategic objectives and internal organizational structure of the Corporation. Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial — The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Commercial also includes the personal business of commercial loan clients as well as the “micro business” lines. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending and letters of credit.

•	Retail — The retail line of business includes consumer lending and deposit gathering and residential mortgage loan origination and services. Retail offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Consumer loans are composed of home equity lines of credit (“HELOC”), automobile, personal, marine and recreational vehicle loans. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth Services — The wealth services line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the other category are the parent company, eliminations company, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.
     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2006 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for MSRs and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance our relationships with customers, Management has moved to a line of business model during the first quarter of 2007. Accordingly, prior period information has been reclassified to reflect this change.
     The following table shows selected segment information.

					FirstMerit
March 31, 2007	Commerical	Retail	Wealth	Other	Consolidated
OPERATIONS (thousands) :
Net interest income	$36,675	47,881	4,473	(7,023)	82,006
Provision for loan losses	4,842	1,824	648	(3,104)	4,210
Other income	13,355	24,709	8,486	2,326	48,876
Other expenses	20,917	49,136	8,997	2,476	81,526
Net income	15,778	14,059	2,154	(570)	31,421
AVERAGES (millions) :
Assets	$3,708,447	3,018,319	343,791	3,205,684	10,276,241
Loans	3,695,244	2,859,872	343,064	20,456	6,918,636
Earnings assets	3,765,170	2,909,330	343,332	2,419,586	9,437,418
Deposits	1,874,705	4,756,877	432,496	417,891	7,481,969
Shareholders’ equity	248,149	196,020	47,340	363,204	854,713

					FirstMerit
December 31, 2006	Commerical	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$148,486	202,203	18,151	(28,467)	340,373
Provision for loan losses	50,535	19,266	2,143	4,168	76,112
Other income	37,370	109,393	33,503	14,882	195,148
Other expenses	80,739	201,830	36,717	8,801	328,087
Net income	35,478	58,826	8,317	(7,675)	94,946
AVERAGES:
Assets	$3,546,402	3,020,874	337,529	3,225,310	10,130,115
Loans	3,568,265	2,860,371	335,170	34,531	6,798,337
Earnings assets	3,600,199	2,911,837	335,180	2,414,076	9,261,292
Deposits	2,022,503	4,702,581	389,937	269,125	7,384,146
Shareholders’ equity	250,145	216,464	47,838	375,482	889,929

					FirstMerit
March 31, 2006	Commerical	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$36,051	50,567	4,344	(4,989)	85,973
Provision for loan losses	5,614	1,443	(139)	(812)	6,106
Other income	8,562	25,198	8,230	3,407	45,397
Other expenses	19,657	50,760	8,934	2,548	81,899
Net income	12,572	15,315	2,456	(379)	29,964
AVERAGE:
Assets	$3,451,259	3,005,255	336,688	3,318,710	10,111,912
Loans	3,474,279	2,846,190	329,657	47,596	6,697,722
Earnings assets	3,506,828	2,899,080	329,690	2,510,285	9,245,883
Deposits	2,070,828	4,699,076	358,302	185,302	7,313,508
Economic Capital	241,573	213,209	48,628	385,408	888,818

     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the three-month periods ended March 31, 2007 and 2006 and the full year ended December 31, 2006:
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, in accounting for its derivative activities.
     At March 31, 2007 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     During the first quarter of 2007, the Corporation entered into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS No. 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective.
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
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2007	2006
Components of Net Periodic Pension Cost
Service Cost	$1,866	1,771
Interest Cost	2,414	2,282
Expected return on assets	(2,796)	(2,837)
Amortization of unrecognized prior service costs	41	45
Cumulative net loss	1,337	1,479

Net periodic pension cost	$2,862	2,740

	Postretirement Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2007	2006
Components of Net Periodic Postretirement Cost
Service Cost	$222	187
Interest Cost	434	415
Amortization of unrecognized prior service costs	(135)	(135)
Cumulative net loss	102	107

Net periodic postretirement cost	$623	574

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2007.
     On May 18, 2006 the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter ended March 31, 2007, $0.3 million was expensed relating to the new defined contribution plan.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential
FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Three months ended			Year ended			Three months ended
	March 31, 2007			December 31, 2006			March 31, 2006
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$179,566			186,029			194,042
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,955,704	20,222	4.19%	2,050,736	81,207	3.96%	2,161,306	20,850	3.91%
Obligations of states and political subdivisions (tax exempt)	222,381	3,382	6.17%	114,548	7,390	6.45%	90,622	1,527	6.83%
Other securities and federal funds sold	251,454	4,421	7.13%	250,221	15,264	6.10%	248,093	3,526	5.76%

Total investment securities and federal funds sold	2,429,539	28,025	4.68%	2,415,505	103,861	4.30%	2,500,021	25,903	4.20%

Loans held for sale	89,243	763	3.47%	47,449	3,153	6.65%	48,129	762	6.42%
Loans	6,918,636	129,359	7.58%	6,798,338	499,746	7.35%	6,697,732	116,997	7.08%

Total earning assets	9,437,418	158,147	6.80%	9,261,292	606,760	6.55%	9,245,882	143,662	6.30%

Allowance for loan losses	(91,256)			(88,020)			(90,229)
Other assets	750,513			770,714			761,858

Total assets	$10,276,241			10,130,015			10,111,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,389,455	—	—	1,434,539	—	—	1,462,671	—	—
Demand — interest bearing	756,678	1,919	1.03%	818,735	9,217	1.13%	848,209	2,362	1.13%
Savings and money market accounts	2,284,549	14,006	2.49%	2,271,654	50,083	2.20%	2,292,865	10,748	1.90%
Certificates and other time deposits	3,051,287	36,080	4.80%	2,859,218	123,877	4.33%	2,709,764	26,101	3.91%

Total deposits	7,481,969	52,005	2.82%	7,384,146	183,177	2.48%	7,313,509	39,211	2.17%

Securities sold under agreements to repurchase	1,352,961	16,785	5.03%	1,283,951	56,151	4.37%	1,295,178	11,923	3.73%
Wholesale borrowings	399,638	6,139	6.23%	404,723	24,140	5.96%	433,257	5,965	5.58%

Total interest bearing liabilities	7,845,113	74,929	3.87%	7,638,281	263,468	3.45%	7,579,273	57,099	3.06%

Other liabilities	186,960			167,266			180,791

Shareholders’ equity	854,713			889,929			888,818

Total liabilities and shareholders’ equity	$10,276,241			10,130,015			10,111,553

Net yield on earning assets	$9,437,418	83,218	3.58%	9,261,292	343,292	3.71%	9,245,882	86,563	3.80%

Interest rate spread			2.93%			3.10%			3.25%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     The Corporation recorded first quarter 2007 net income of $31.4 million, or $0.39 per diluted share. This compares with $30.0 million, or $0.37 per diluted share, for the prior-year quarter.
     Return on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2007 were 14.91% and 1.24%, respectively, compared with 13.67% and 1.20% for the prior-year quarter.
     Net interest margin was 3.58% for the first quarter of 2007 compared with 3.58% for the fourth quarter of 2006 and 3.80% for the first quarter of 2006. The Corporation maintained a stable net interest margin during the first quarter of 2007, compared with the fourth quarter of 2006, by reinvesting maturing investment portfolio securities at higher yields and managing the costs of core deposits. The decrease in net interest margin compared with the first quarter of 2006 reflects both a shift in consumer preference for higher-yielding deposit products as well as increased deposit costs from a higher interest rate environment.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $83.2 million in the first quarter of 2007 compared with $84.5 million in the fourth quarter of 2006 and $86.6 million in the first quarter of 2006. The decrease in FTE net interest income compared with the fourth quarter 2006 resulted from fewer days in the quarter while average earning assets grew $63.2 million, or 0.67%, along with a stable net interest margin. The increase in earning assets was primarily driven by growth in the investment portfolio. The decrease in FTE net interest income compared with the first quarter of 2006 resulted from lower net interest margin, partly offset by an increase in average earning assets. Compared with the first quarter of 2006, average loans increased 3.30% and average investments decreased 2.82%.
     Noninterest income net of securities transactions for the first quarter of 2007 was $48.9 million, an increase of $0.5 million or 1.13% from the fourth quarter of 2006 and an increase of $3.5 million or 7.70% from the first quarter of 2006. In the first quarter of 2007, the Corporation completed a previously announced asset sale that contributed $4.1 million to loan sales and servicing income offset by a $0.5 million loss on the sale of other real estate recorded in operating income for the quarter. Other income, net of securities gains, as a percentage of net revenue for the first quarter of 2007 was 37.00% compared with 36.39% for fourth quarter of 2006 and 34.39% for the first quarter of 2006. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the first quarter of 2007 was $81.5 million, a decrease of $2.5 million, or 2.93%, from the fourth quarter of 2006 and a decrease of $0.4 million, or 0.46%, from the first quarter of 2006.
     Net charge-offs totaled $3.5 million, or 0.21%, of average portfolio loans in the first quarter of 2007 compared with $9.2 million, or 0.56%, of average portfolio loans in the first quarter of 2006.
     Nonperforming assets totaled $32.7 million at March 31, 2007, a decrease of $31.5 million, or 49.1%, compared with December 31, 2006 and a decrease of $40.2 million, or

55.22%, compared with March 31, 2006. The asset sale completed during the first quarter of 2007 included $31.0 million of nonperforming assets. Nonperforming assets at March 31, 2007 represented 0.47% of period-end loans plus other real estate compared with 0.93% at December 31, 2006 and 1.09% at March 31, 2006.
     The provision for loan losses decreased to $4.2 million in the first quarter of 2007 compared with $44.2 million in the fourth quarter of 2006 and $6.1 million in the first quarter of 2006. In the fourth quarter of 2006, the Corporation’s higher provision for loan losses was impacted by its decision to sell $73.7 million of commercial loans included in the asset sales completed during the first quarter of 2007.
     The allowance for loan losses totaled $92.0 million at March 31, 2007, an increase of $0.7 million and $4.5 million from December 31, 2006 and March 31, 2006, respectively. At March 31, 2007, the allowance for loan losses was 1.32% of period-end loans compared with 1.33% at December 31, 2006 and 1.31% at March 31, 2006. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses as a percentage of period end loans was 1.42% at March 31, 2007 compared with 1.42% at December 31, 2006 and 1.40% at March 31, 2006. The allowance for credit losses to nonperforming loans increased to 356.26% at March 31, 2007 compared with 179.60% on December 31, 2006 and 145.32% on March 31, 2006.
     The Corporation’s total assets at March 31, 2007 were $10.3 billion, an increase of $94.5 million, or 0.92%, compared with December 31, 2006 and an increase of $246.4 million, or 2.44%, compared with March 31, 2006. The increase from December 31, 2006 was due to continued growth in the commercial loan portfolio, which increased $106.0 million, or 2.87%, and offset decreases in the consumer portfolio. Commercial loan growth of $237.1 million, or 6.66%, drove a majority of the asset growth from March 31, 2006.
     Total deposits were $7.7 billion at March 31, 2007, an increase of $202.3 million, or 2.70% from December 31, 2006, and an increase of $190.6 million, or 2.54%, from March 31, 2006. Core deposits, which exclude all time deposits, totaled $4.6 billion at March 31, 2007, an increase of $54.4 million or 1.20% from December 31, 2006 and a decrease of $132.3 million, or 2.81% from March 31, 2006.
     Shareholders’ equity was $863.6 million at March 31, 2007 and the Corporation’s capital position remains strong as tangible equity to assets was 7.07%. The common dividend per share paid in the first quarter 2007 was $0.29.

RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2007 was $82.0 million compared to $86.0 million for the three months ended March 31, 2006. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.2 million and $0.6 million for the quarters ending March 31, 2007 and 2006, respectively.
     FTE net interest income for the quarter ended March 31, 2007 was $83.3 million compared to $86.6 million for the three months ended March 31, 2006. The $3.3 million decrease in FTE net interest income occurred because the $17.8 million increase in interest expense, compared to the same quarter last year, was more than the $14.5 million increase in interest income during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended March 31, 2007 and 2006
	Increases (Decreases)
RATE/VOLUME ANALYSIS	Volume	Rate	Total
(Dollars in thousands)
INTEREST INCOME — FTE
Investment securities	$(158)	2,231	2,073
Loans held for sale	457	(456)	1
Loans	3,946	8,416	12,362
Federal funds sold	41	8	49

Total interest income — FTE	$4,286	10,199	14,485

INTEREST EXPENSE
Demand deposits-interest bearing	$(242)	(201)	(443)
Savings and money market accounts	(39)	3,297	3,258
Certificates of deposits and other time deposits	3,556	6,423	9,979
Securities sold under agreements to repurchase	553	4,309	4,862
Wholesale borrowings	(484)	658	174

Total interest expense	$3,344	14,486	17,830

Net interest income — FTE	$942	(4,287)	(3,345)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2007 first quarter compared to the same 2006 period was primarily rate driven as higher yields on loans increased interest income by $8.4 million during those periods. The table also depicts a similar three-month increase in interest expense, again caused by the continued rise in interest rates from 2006 through the first quarter of 2007. The higher rates paid on customer deposits and securities sold under agreements to repurchase in the 2007 quarter compared to the same 2006 period increased interest expense by $13.8 million.
Net Interest Margin
     The following table provides 2007 FTE net interest income and net interest margin totals as well as 2006 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2007	2006
Net interest income	$82,006	85,973
Tax equivalent adjustment	1,212	590

Net interest income — FTE	$83,218	86,563

Average earning assets	$9,437,418	9,245,882

Net interest margin — FTE	3.58%	3.80%

     Average loans outstanding for the current year and prior year first quarters totaled $6.9 billion and $6.7 billion, respectively. Increases in average loan balances from first quarter 2006 to the first quarter of 2007 occurred in commercial, installment loans, credit card loans and leases while mortgage loans and home equity loans declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the first quarter 2006, were as follows: commercial loans were up $181.8 million or 5.10%; installment loans, both direct and indirect rose $108.4 million or 7.16%; credit card loans rose $2.0 million or 1.43%; leases increased $9.7 million or 14.21%; mortgage loans were down $23.1million or 3.66%; and home equity loans were down $57.9 million, or 7.47%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2007 and 2006 first quarters equaled 73.31% and 72.44% of average earning assets, respectively.
     Average deposits were $7.5 billion during the 2007 first quarter, up $168.5 million, or 2.30%, from the same period last year. For the quarter ended March 31, 2007, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $173.1million, or 3.76%, and represented 59.22% of total average deposits, compared to 62.95% for the 2006 first quarter. Average certificates of deposit (“CDs”) increased $341.5 million, or 12.60%, compared to the prior year quarter due to marketing promotions during the 2007 first quarter. Average wholesale borrowings decreased $33.6 million and as a percentage of total interest-bearing funds equaled 5.09% for the 2007 first quarter and 5.72% for the same quarter one year ago. Securities sold under agreements to repurchase increased $57.8 million, and as a percentage of total interest bearing funds equaled 17.25% for the 2007 first quarter and 17.09% for the 2006 first quarter. Average interest-bearing liabilities funded 83.13% of average earning assets in the current year quarter and 81.97% during the quarter ended March 31, 2006.
Other Income
     Other (non-interest) income for the quarter totaled $48.9 million, an increase of $3.5 million from the $45.4 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 37.00%, compared to 34.39% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2007 first quarter as compared to the first quarter of 2006, were as follows: trust department income was $5.6 million, up 3.74%; service charges on deposit accounts totaled $16.2 million, up 1.14% due in part to new fee strategies; credit card fees increased $0.4 million, or 4.01%; loan sales and servicing income was $5.4, an increase of $4.0 million, primarily attributable to the $4.1 million gain on sale from the loan sale which occurred during the first quarter 2007; investment services and insurance fees decreased $0.1 million, or 5.54%; there were no significant sales of investment securities during the first quarter of 2007 or 2006; and other operating income was down $1.3 million, or 42.13% primarily due to losses that were incurred on the sale of other real estate during the first quarter of 2007 and gains on venture capital and the sale of other real estate that occurred in the first quarter 2006.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:
Mortgage Servicing Rights

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2007	2006	2006	2006	2006
Balance at beginning of period	$19,575	19,777	20,025	19,945	19,971
Addition of mortgage servicing rights	477	593	524	814	723
Amortization	(686)	(795)	(772)	(734)	(773)
Changes in valuation allowance	—	—	—	—	24

Balance at end of period	$19,366	19,575	19,777	20,025	19,945

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. There was no valuation allowance at March 31, 2007, December 31, 2006 and March 31, 2006. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at March 31, 2007, December 31, 2006, and March 31, 2006. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $81.5 million for the first quarter 2007 compared to $81.9 million for the same 2006 quarter, a decrease of $0.4 million, or 0.46%.
     For the three months ended March 31, 2007, decreases in operating costs compared to the first quarter 2006 occurred as follows: salaries, wages, pension and employee benefits fell $0.5 million, primarily due to the reduction of staff from the branch restructurings; bankcard, loan processing and other costs decreased $1.6 million, primarily attributable to the corresponding decrease in loan sales and servicing income due the drop mortgage loan originations; professional services increased $2.1 million due in part to the consulting services necessary to remediate bank secrecy act issues; other operating expense decreased $3.7 million primarily attributable to a $1.3 million reduction in marketing expense and various other expense reductions due to the cost reduction strategy initiated during the fourth quarter of 2006.
     The efficiency ratio of 61.55% for first quarter 2007 declined 78 basis points over the efficiency ratio of 60.77% recorded for the first quarter, 2006. The efficiency ratio for the three months ended March 31, 2007 indicates 61.55 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $13.7 million and $13.4 million for the quarters ended March 31, 2007 and 2006, respectively. The effective federal income tax rate for the first quarter 2007 was 30.4%, compared to 30.90% for the same quarter 2006. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2006 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability would have been included in the contractual obligations table in December 31, 2006 Form 10-K MD&A. Current liabilities related to FIN 48 for March 31, 2007 are $2.0 million.

FINANCIAL CONDITION
Investment Securities
     The March 31, 2007 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report.
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
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
Allowance for Loan Losses	March 31,		December 31,		March 31,
(In thousands)	2007		2006		2006
Allowance for loan losses-beginning of period	$91,342		90,661		90,661
Provision for loan losses	4,210		76,112		6,106
Net charge-offs	(3,507)		(52,342)		(14,914)
Allowance related to loans held for sale/sold	—		(23,089)		5,736

Allowance for loan losses-end of period	$92,045		91,342		87,589

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,294		6,072		6,072
Provision for credit losses	452		222		(219)

Balance at end of period	$6,746		6,294		5,853

Allowance for Credit Losses	$98,791		97,636		93,442

Annualized net charge-offs and allowance related to loans held for sale/sold as a % of average loans	0.21%		1.11%		0.56%

Annualized net charge-offs as a % of average loans	0.21%		0.77%		0.56%

Allowance for loan losses:
As a percentage of loans outstanding	1.32%		1.33%		1.31%

As a percentage of nonperforming loans	331.93%		168.03%		136.22%

As a multiple of annualized net charge offs	6.47	X	1.75	X	2.35	X

Allowance for credit losses:
As a percentage of loans outstanding	1.42%		1.42%		1.40%

As a percentage of nonperforming loans	356.26%		179.60%		145.32%

As a multiple of annualized net charge offs and allowance related to loans held for sale	6.95	X	1.21	X	2.51	X

     The allowance for credit losses increased $1.2 million from December 31, 2006 to March 31, 2007, and increased $5.3 million from March 31, 2007 to March 31, 2006. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At March 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$2,570	9,386	—	—	—	—	—	11,956
Allowance	916	581	—	—	—	—	—	1,497
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	29,110	2,771	3,549					35,430
Grade 1 allowance	75	2	11					88
Grade 2 loan balance	181,706	117,614	8,412					307,732
Grade 2 allowance	958	456	52					1,466
Grade 3 loan balance	411,436	358,167	33,958					803,561
Grade 3 allowance	2,210	1,993	214					4,417
Grade 4 loan balance	931,535	1,522,062	27,285					2,480,882
Grade 4 allowance	16,940	17,699	604					35,243
Grade 5 (Special Mention) loan balance	74,121	93,310	57					167,488
Grade 5 allowance	4,592	4,072	3					8,667
Grade 6 (Substandard) loan balance	39,337	26,522	1,752					67,611
Grade 6 allowance	5,422	2,761	217					8,400
Grade 7 (Doubtful) loan balance	384	94	—					478
Grade 7 allowance	127	13	—					140
Consumer loans based on payment status:
Current loan balances			1,279	1,612,565	706,657	133,580	575,502	3,029,583
Current loans allowance			5	13,880	2,962	3,222	4,195	24,264
30 days past due loan balance			76	10,764	2,509	1,799	7,260	22,408
30 days past due allowance			1	997	365	654	329	2,346
60 days past due loan balance			61	3,005	686	1,013	1,508	6,273
60 days past due allowance			2	809	248	588	214	1,861
90+ days past due loan balance			9	2,197	112	1,791	14,120	18,229
90+ days past due allowance			1	1,068	66	1,527	994	3,656

Total loans	$1,670,199	2,129,926	76,438	1,628,531	709,964	138,183	598,390	6,951,631

Total Allowance for Loan Losses	$31,240	27,577	1,110	16,754	3,641	5,991	5,732	92,045

	At December 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$19,394	41,889	—	—	—	—	—	61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loans allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	2,164,628	77,971	1,619,747	731,473	147,553	608,008	6,878,873

Total Allowance for Loan Losses	$29,701	27,239	1,214	18,306	3,151	6,591	5,140	91,342

	At March 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$23,822	22,742		—	—	—	—	46,564
Allowance	8,338	2,194		—	—	—	—	10,532
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,654	1,525	—					20,179
Grade 1 allowance	76	2	—					78
Grade 2 loan balance	127,550	93,836	3,373					224,759
Grade 2 allowance	1,020	314	30					1,364
Grade 3 loan balance	292,279	325,591	8,198					626,068
Grade 3 allowance	2,008	1,449	209					3,666
Grade 4 loan balance	894,716	1,535,663	45,717					2,476,096
Grade 4 allowance	15,399	11,089	878					27,366
Grade 5 (Special Mention) loan balance	63,877	52,743	168					116,788
Grade 5 allowance	3,315	1,162	10					4,487
Grade 6 (Substandard) loan balance	56,843	52,220	2,901					111,964
Grade 6 allowance	6,335	2,833	360					9,528
Grade 7 (Doubtful) loan balance	582	325	—					907
Grade 7 allowance	183	31	—					214
Consumer loans based on payment status:
Current loan balances			5,015	1,492,098	768,903	131,267	599,300	2,996,583
Current loans allowance			66	16,820	2,283	3,663	947	23,779
30 days past due loan balance			261	12,218	1,992	2,143	10,661	27,275
30 days past due allowance			8	1,076	159	823	91	2,157
60 days past due loan balance			44	3,590	1,152	1,153	2,223	8,162
60 days past due allowance			5	928	254	717	60	1,964
90+ days past due loan balance			5	1,808	261	1,353	13,330	16,757
90+ days past due allowance			1	861	99	1,252	241	2,454

Total loans	$1,478,323	2,084,645	65,682	1,509,714	772,308	135,916	625,514	6,672,102

Total Allowance for Loan Losses	$36,674	19,074	1,567	19,685	2,795	6,455	1,339	87,589

     Total charge-offs were $9.4 million for the quarter ended March 31, 2007 down $5.5 million, or 36.81%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) decreased $28.7 million and accounted for 6.30% of total commercial loans for the 2007 first quarter compared with criticized commercial asset levels of 7.47% at March 31, 2006.
     Installment charge-offs were down $1.3 million from the prior year quarter reflecting the minimal negative residual impact from the October 2005 bankruptcy legislative change. Loans past due 90 days or more accruing interest were down $1.7 million or 9.79% from the linked quarter ended December 31, 2006 and down $3.4 million or 18.41% from year ago quarter ended March 31, 2006 reflecting the favorable trends in the retail portfolio.

Loans
     Total loans outstanding at March 31, 2007 were $7.0 billion compared to $6.9 billion at December 31, 2006 and $6.7 billion at March 31, 2006.
     The commercial loan portfolio for the 2007 first quarter increased by 6.66% over the prior year first quarter, but continues to be impacted by lower demand for credit in the Corporation’s regions. While the Corporation originated $58.6 million of mortgage loans in the first quarter 2007, compared to $94.4 million in same quarter of 2006, and $380.8 million for the full year ended December 31, 2006, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 can be found under the Net Interest Income sub-caption in this report.

	As of	As of	As of
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006
Commercial loans	$3,800,125	3,694,121	3,562,968
Mortgage loans	598,390	608,008	625,514
Installment loans	1,628,531	1,619,747	1,509,714
Home equity loans	709,964	731,473	772,308
Credit card loans	138,183	147,553	135,916
Leases	76,438	77,971	65,682

Total Loans	$6,951,631	6,878,873	6,672,102

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
March 31, 2007
(Dollars in thousands)
Due in one year or less	$1,692,099
Due after one year but within five years	1,745,403
Due after five years	362,623

Totals	$3,800,125

Due after one year with a predetermined fixed interest rate	$978,813
Due after one year with a floating interest rate	1,129,213

Totals	$2,108,026

     The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At March 31, 2007, $534.3 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
     The following table summarizes the Corporation’s nonperforming assets:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in thousands)
Nonperforming commercial loans	$17,049	45,045	56,258
Other nonaccrual loans:	10,681	9,317	8,044

Total nonperforming loans	27,730	54,362	64,302
Other real estate (“ORE”)	4,934	9,815	8,639

Total nonperforming assets	$32,664	64,177	72,941

Loans past due 90 day or more accruing interest	$15,209	16,860	18,640

Total nonperforming assets as a percentage of total loans and ORE	0.47%	0.93%	1.09%

     The allowance for credit losses covers nonperforming loans by 356.26% at March 31, 2007 compared to 145.32% at the end of the prior year quarter. This increase is primarily attributable to the decrease in nonperforming commercial loans. See Note 1 (Summary of Significant Accounting Policies) of the 2006 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Period End
(Dollars in thousands)	1Q07	4Q06	3Q06	2Q06	1Q06
Nonaccrual commercial loans beginning of period	$45,045	52,621	41,927	56,258	54,176

Credit Actions:
New	5,983	27,087	31,619	6,652	10,259
Loan and lease losses	—	(24,592)	(4,006)	(1,927)	(3,385)
Charged down	(448)	(3,616)	(2,725)	(5,079)	(2,681)
Return to accruing status	—	(3,985)	(773)	(2,260)	(368)
Payments and tranfers to ORE	(7,199)	(2,470)	(13,421)	(2,864)	(1,743)
Sales	(26,332)	—	—	(8,853)	—

Nonaccrual commercial loans end of period	$17,049	45,045	52,621	41,927	56,258

     Nonaccrual commercial loans have decreased $39.2 million from the first quarter of 2006 and decreased $28.0 million from the fourth quarter of 2006. As reflected above, $26.3 million of nonaccrual loans were sold in March 2007.

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2007		December 31, 2006		March 31, 2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,389,455	—	1,434,539	—	1,462,671	—
Interest-bearing DDA	756,678	1.03%	818,735	1.13%	848,209	1.13%
Savings and money market accounts	2,284,549	2.49%	2,271,654	2.20%	2,292,865	1.90%
CDs and other time deposits	3,051,287	4.80%	2,859,218	4.33%	2,709,764	3.91%

Total customer deposits	7,481,969	2.82%	7,384,146	2.48%	7,313,509	2.17%

Securities sold under agreements to repurchase	1,352,961	5.03%	1,283,951	4.37%	1,295,178	3.73%
Wholesale borrowings	399,638	6.23%	404,723	5.96%	433,257	5.58%

Total funds	$9,234,568		9,072,820		9,041,944

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.1 billion during the 2007 first quarter, down $164.7 million, or 7.13%, from the first quarter 2006. Savings deposits, including money market savings accounts, averaged $2.3 billion, $8.3 million or 0.36% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $173.1 million, or 3.76%, and represented 59.22% of total average deposits for the first quarter 2007, compared to 62.95% last year. The drop was attributable to intense competition for core deposits within the Corporation’s regional banking areas.
     During the 2007 first quarter, the weighted-average yield paid on interest-bearing core deposits at 2.09% was 42 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.1 billion for the first quarter, up 12.60% from the same quarter last year. Average rates paid on CDs rose 47 basis points from 4.33% in the 2006 quarter to 4.80% this year. On a percentage basis, average CDs were 38.89% and 35.75%, respectively, of total interest-bearing funds for the March 31, 2007 and 2006 quarters.
     Securities sold under agreements to repurchase increased to 17.25% of interest-bearing funds during the three months ended March 31, 2007 from 17.09% for the March 31, 2006 quarter. Interest-bearing liabilities funded 83.13% of average earning assets during the quarter ended March 31, 2007 and 81.97% during the quarter ended March 31, 2006. Wholesale funds decreased to 5.09% of interest-bearing funds during the first quarter 2007 from 5.72% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2006 was partially offset by the decrease in higher rate wholesale borrowings.

The funding mix from higher priced wholesale borrowings towards less expensive CDs has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2007:

Amount
Maturing in:	(In thousands)
Under 3 months	$652,562
3 to 6 months	324,573
6 to 12 months	213,563
Over 1 year through 3 years	121,080
Over 3 years	20,778

$1,332,556

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2007 and 2006:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2007	(2.77%)	(0.94%)	0.04%	(0.15%)
March 31, 2006	(4.08%)	(1.14%)	(0.36%)	(1.00%)
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2007 and 2006:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2007	(10.58%)	(3.48%)	(0.03%)	(1.34%)
March 31, 2006	(7.08%)	(1.22%)	0.22%	(0.70%)

Capital Resources
     Shareholders’ equity at March 31, 2007 totaled $863.6 million compared to $846.1 million at December 31, 2006 and $870.6 million at March 31, 2006.
     The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
	2007		2006		2006
	(Dollars in thousands)
Consolidated
Total equity	$863,641	8.35%	846,111	8.25%	870,552	8.62%
Common equity	863,641	8.35%	846,111	8.25%	870,552	8.62%
Tangible common equity (a)	721,752	7.07%	704,001	6.96%	727,774	7.31%
Tier 1 capital (b)	814,530	10.25%	804,959	10.07%	802,619	9.89%
Total risk-based capital (c)	975,098	12.27%	993,716	12.44%	1,017,051	12.53%
Leverage (d)	814,530	8.00%	804,959	7.95%	802,619	8.00%

Bank Only
Total equity	$724,564	7.01%	704,047	6.87%	707,544	7.01%
Common equity	724,564	7.01%	704,047	6.87%	707,544	7.01%
Tangible common equity (a)	582,675	5.72%	561,937	5.56%	564,766	5.68%
Tier 1 capital (b)	765,795	9.65%	750,912	9.41%	728,795	9.00%
Total risk-based capital (c)	923,391	11.64%	936,720	11.74%	940,498	11.61%
Leverage (d)	$765,795	7.53%	750,912	7.42%	728,795	7.28%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2007, the Corporation’s risk-based capital equaled 12.27% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.29 per share paid in the first quarter has an indicated annual rate of $1.16 per share.

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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $439.4 million at March 31, 2007.
     Funding Trends for the Quarter - During the three months ended March 31, 2007, total average deposits increased $41.6 million from the previous quarter and $47.3 million of higher rate wholesale borrowings were repaid.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the quarter ended March 31, 2007, FirstMerit Bank paid $20.0 million in dividends to FirstMerit Corporation. As of March 31, 2007, FirstMerit Bank had an additional $34.6 million available to pay dividends without regulatory approval.
Critical Accounting Policies
     The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, and pension and postretirement benefits are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2006 Form 10-K, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses.

Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2006 Form 10-K. Accounting for mortgage servicing rights was also discussed in the 2006 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 9 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2006 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2006 Form 10-K as well as Note 10 (Benefit Plans) in the consolidated financial statements included in this report.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, TBA securities, options and swaptions is included in Note 8 (Accounting for Derivatives) to the consolidated financial statements included in this report and in Note 17 to the 2006 Form 10-K. There have been no significant changes since December 31, 2006.
Forward-looking Safe-harbor Statement
     The Corporation cautions that any forward-looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied. Reference is made to the section titled “Forward-looking Statements” in the Corporation’s 2006 Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
     The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2007 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2006:				396,272

January 1, 2007 - January 31, 2007	130	$24.14	—	396,272
February 1, 2007 - February 28, 2007	207	22.52	—	396,272
March 1, 2007 - March 31, 2007	26,674	24.32	—	396,272

Balance as of March 31, 2007:	27,011	$24.30	0	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004

(the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	27,011 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-K/A filed by the Registrant on April 29, 1999.)

3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3(b) to the Form 8-K filed by the registrant on April 9, 1998)

10.1	Retirement Agreement with Robert P. Brecht (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on February 28, 2007).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

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

Date: May 3, 2007