Form 10-Q/A
period 2007-03-31
FIRSTMERIT CORP /OH/
filed 2007-05-10
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 3, 2007 (the “Original Report”), and is being filed to revise Exhibit 32.1. The date of the quarter referenced in Exhibit 32.1 should have been March 31, 2007.
     This Amendment contains the complete text of the original report with the corrected information appearing in Exhibit 32.1.
     This Amendment to our Original Report continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in the Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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