Form 10-Q
period 2007-06-30
FIRSTMERIT CORP /OH/
filed 2007-08-03
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
     As of July 31, 2007, 80,463,729 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands) (Unaudited, except December 31, 2006, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2007	2006	2006

ASSETS
Cash and due from banks	$210,722	$200,204	$228,690
Investment securities (at fair value) and federal funds sold	2,442,906	2,407,888	2,461,086
Loans held for sale	50,456	95,272	49,207
Loans:
Commercial loans	3,898,943	3,694,121	3,659,687
Mortgage loans	586,612	608,008	618,560
Installment loans	1,641,790	1,619,747	1,561,757
Home equity loans	712,021	731,473	763,585
Credit card loans	141,162	147,553	136,966
Leases	71,862	77,971	64,214

Total loans	7,052,390	6,878,873	6,804,769
Less allowance for loan losses	(94,432)	(91,342)	(87,727)

Net loans	6,957,958	6,787,531	6,717,042
Premises and equipment, net	118,294	122,954	119,233
Goodwill	139,245	139,245	139,245
Intangible assets	2,422	2,865	3,311
Accrued interest receivable and other assets	507,096	496,613	536,959

Total assets	$10,429,099	$10,252,572	$10,254,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,424,892	$1,455,097	$1,466,628
Demand-interest bearing	755,931	799,571	842,354
Savings and money market accounts	2,262,828	2,267,686	2,261,557
Certificates and other time deposits	3,030,815	2,976,567	2,831,700

Total deposits	7,474,466	7,498,921	7,402,239

Securities sold under agreements to repurchase	1,302,175	1,261,821	1,156,346
Wholesale borrowings	578,659	464,227	658,720
Accrued taxes, expenses, and other liabilities	211,534	181,492	166,770

Total liabilities	9,566,834	9,406,461	9,384,075

Commitments and contingencies Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at June 30, 2007, December 31, 2006 and June 30, 2006	127,937	127,937	127,937
Capital surplus	100,700	106,916	105,397
Accumulated other comprehensive loss	(82,073)	(79,508)	(62,013)
Retained earnings	1,012,699	998,079	1,007,346
Treasury stock, at cost, 11,548,911, 11,925,803 and 11,968,035 shares at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	(296,998)	(307,313)	(307,969)

Total shareholders’ equity	862,265	846,111	870,698

Total liabilities and shareholders’ equity	$10,429,099	$10,252,572	$10,254,773

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended		Six months ended
(In thousands except per share data)	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans, including held for sale	$132,076	$123,450	$262,165	$241,190
Interest and dividends on investment securities and federal funds sold	27,383	24,820	54,229	50,152

Total interest income	159,459	148,270	316,394	291,342

Interest expense:
Interest on deposits:
Demand-interest bearing	1,876	2,583	3,795	4,945
Savings and money market accounts	13,992	12,079	27,998	22,827
Certificates and other time deposits	36,725	29,326	72,805	55,427
Interest on securities sold under agreements to repurchase	18,005	12,957	34,790	24,880
Interest on wholesale borrowings	4,636	5,595	10,775	11,560

Total interest expense	75,234	62,540	150,163	119,639

Net interest income	84,225	85,730	166,231	171,703
Provision for loan losses	9,967	13,159	14,177	19,265

Net interest income after provision for loan losses	74,258	72,571	152,054	152,438

Other income:
Trust department income	6,096	5,744	11,692	11,138
Service charges on deposits	17,055	18,010	33,304	34,076
Credit card fees	11,712	11,478	22,811	22,149
ATM and other service fees	3,189	3,273	6,260	6,381
Bank owned life insurance income	3,290	5,310	6,458	8,296
Investment services and insurance	2,660	2,581	5,113	5,178
Investment securities gains, net	1	4	1	20
Loan sales and servicing income	1,911	2,833	7,349	4,278
Other operating income	3,016	2,845	4,818	5,959

Total other income	48,930	52,078	97,806	97,475

Other expenses:
Salaries, wages, pension and employee benefits	43,538	46,721	86,038	89,752
Net occupancy expense	6,521	6,120	13,207	12,669
Equipment expense	2,851	2,914	5,935	5,872
Stationery, supplies and postage	2,252	2,403	4,585	4,856
Bankcard, loan processing and other costs	7,607	7,417	15,077	13,244
Professional services	4,525	3,738	9,354	6,501
Amortization of intangibles	222	222	445	445
Other operating expense	13,859	15,683	28,260	33,778

Total other expenses	81,375	85,218	162,901	167,117

Income before federal income tax expense	41,813	39,431	86,959	82,796
Federal income tax expense	11,928	11,770	25,653	25,171

Net income	$29,885	$27,661	$61,306	$57,625

Other comprehensive income (loss), net of taxes
Unrealized securities’ holding gain (loss), net of taxes	$(13,051)	$(8,652)	$(4,938)	$(18,400)
Unrealized hedging gain (loss), net of taxes	561	37	628	(750)
Minimum pension liability adjustment, net of taxes	1,746	—	1,746	—
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	1	3	1	13

Total other comprehensive income (loss), net of taxes	(10,745)	(8,618)	(2,565)	(19,163)

Comprehensive income	$19,140	$19,043	$58,741	$38,462

Net income applicable to common shares	$29,885	$27,661	$61,306	$57,625

Net income used in diluted EPS calculation	$29,889	$27,666	$61,314	$57,635

Weighted average number of common shares outstanding — basic	80,426	79,983	80,270	80,177

Weighted average number of common shares outstanding — diluted	80,570	80,203	80,433	80,420

Basic earnings per share	$0.37	$0.35	$0.76	$0.72

Diluted earnings per share	$0.37	$0.35	$0.76	$0.72

Dividend per share	$0.29	$0.28	$0.58	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(Unaudited)	2007	2006
(In thousands)

Operating Activities
Net income	$61,306	$57,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,177	19,265
Provision for depreciation and amortization	7,668	7,251
Amortization of investment securities premiums, net	265	1,464
Accretion of income for lease financing	(2,213)	(1,941)
Gains on sales and calls of investment securities, net	(1)	(20)
Decrease in interest receivable	664	1,912
Increase in interest payable	2,661	7,620
Increase in prepaid assets	(5,676)	(4,337)
Increase in bank owned life insurance	(5,294)	(4,278)
Originations of loans held for sale	(120,360)	(167,936)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	114,297	161,653
(Gains) losses on sales of loans, net	231	(358)
Amortization of intangible assets	445	445
Other changes	12,264	(1,885)

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,434	76,480
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	2	—
Available-for-sale — maturities	350,431	255,007
Purchases of available-for-sale investment securities	(349,586)	(174,370)
Net increase in federal funds sold	(16,000)	(25,000)
Net increase in loans and leases, excluding sales	(138,137)	(170,541)
Purchases of premises and equipment	(3,322)	(8,017)
Sales of premises and equipment	314	1,953

NET CASH USED IN INVESTING ACTIVITIES	(156,298)	(120,968)
Financing Activities
Net decrease in demand accounts	(73,845)	(44,997)
Net decrease in savings and money market accounts	(4,858)	(42,620)
Net increase in certificates and other time deposits	54,248	256,206
Net increase (decrease) in securities sold under agreements to repurchase	40,354	(269,691)
Net increase in wholesale borrowings	114,432	257,616
Cash dividends — common	(46,686)	(44,766)
Purchase of treasury shares	(231)	(65,430)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,968	907

NET CASH PROVIDED BY FINANCING ACTIVITIES	86,382	47,225

Increase in cash and cash equivalents	10,518	2,737
Cash and cash equivalents at beginning of period	200,204	225,953

Cash and cash equivalents at end of period	$210,722	$228,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$83,955	$69,702

Federal income taxes	$17,703	$25,150

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of June 30, 2007 and 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements —During February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 156 “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Should a company not elect to use the fair value method for subsequent measurement, the company would continue to use the amortization method previously required by SFAS No. 140, under which the servicing asset or servicing liability is amortized and periodically evaluated for impairment. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Management has not elected to use the fair value method for subsequent measurement.
     During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 155”). This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that contain an embedded derivative requiring bifurcation. SFAS 155 was effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
     SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Corporation is currently assessing whether it will elect to use the fair value option for any of its eligible items.
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
     During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation is currently assessing the impact of adopting SFAS 157.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$688,323	$1	$(12,970)	$675,354
Obligations of state and political subdivisions	257,462	582	(4,237)	253,807
Mortgage-backed securities	1,303,488	539	(40,312)	1,263,715
Other securities	232,382	3,437	(1,789)	234,030

	$2,481,655	$4,559	$(59,308)	$2,426,906

	Book Value	Fair Value

Due in one year or less	$260,413	$258,678
Due after one year through five years	1,518,903	1,474,200
Due after five years through ten years	426,532	419,522
Due after ten years	275,807	274,506

	$2,481,655	$2,426,906

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$846,517	$72	$(14,670)	$831,919
Obligations of state and political subdivisions	195,054	1,872	(128)	196,798
Mortgage-backed securities	1,164,205	625	(36,778)	1,128,052
Other securities	249,261	3,282	(1,424)	251,119

	$2,455,037	$5,851	$(53,000)	$2,407,888

	Amortized Cost	Fair Value

Due in one year or less	$376,918	$373,502
Due after one year through five years	1,580,074	1,534,847
Due after five years through ten years	274,173	271,978
Due after ten years	223,872	227,561

	$2,455,037	$2,407,888

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$959,392	$—	$(26,827)	$932,565
Obligations of state and political subdivisions	103,376	780	(514)	103,642
Mortgage-backed securities	1,213,682	153	(61,615)	1,152,220
Other securities	247,375	2,752	(2,468)	247,659

	$2,523,825	$3,685	$(91,424)	$2,436,086

	Book Value	Fair Value

Due in one year or less	$352,238	$347,932
Due after one year through five years	1,967,860	1,885,006
Due after five years through ten years	73,518	71,832
Due after ten years	130,209	131,316

	$2,523,825	$2,436,086

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $1.9 billion at June 30, 2007, $1.8 billion at December 31, 2006 and $1.8 billion at June 30, 2006.
     At June 30, 2007, December 31, 2006 and June 30, 2006, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.7 million, $8.7 million and $8.6 million, respectively. At June 30, 2007, December 31, 2006 and June 30, 2006, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $114.5 million, $114.5 million and $111.2 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At June 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$116,007	$(1,544)	$547,974	$(11,426)	$663,981	$(12,970)
Obligations of states and political subdivisions	184,245	(4,176)	1,693	(61)	185,938	(4,237)
Mortgage-backed securities	271,790	(4,523)	905,440	(35,789)	1,177,230	(40,312)
Other securities	18,127	(353)	48,405	(1,436)	66,532	(1,789)

Total temporarily impaired securities	$590,169	$(10,596)	$1,503,512	$(48,712)	$2,093,681	$(59,308)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$69,934	$(66)	$711,861	$(14,603)	$781,795	$(14,669)
Obligations of states and political subdivisions	30,926	(96)	1,722	(32)	32,648	(128)
Mortgage-backed securities	43,585	(12)	1,015,354	(36,767)	1,058,939	(36,779)
Other securities	9,790	(9)	59,918	(1,415)	69,708	(1,424)

Total temporarily impaired securities	$154,235	$(183)	$1,788,855	$(52,817)	$1,943,090	$(53,000)

	At June 30, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$141,141	$(738)	$761,424	$(26,089)	$902,565	$(26,827)
Obligations of states and political subdivisions	30,268	(426)	2,261	(88)	32,529	(514)
Mortgage-backed securities	96,579	(2,495)	1,024,252	(59,120)	1,120,831	(61,615)
Other securities	40,210	(1,718)	38,809	(750)	79,019	(2,468)

Total temporarily impaired securities	$308,198	$(5,377)	$1,826,746	$(86,047)	$2,134,944	$(91,424)

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
     The activity within the ALL for the three months ended June 30, 2007 and 2006 and the full year ended December 31, 2006 is shown in the following table:

			Six	Six
	Quarter	Quarter	months	months
	ended	ended	ended	ended	Year Ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2007	2006	2007	2006	2006
Allowance for loan losses-beginning of period	$92,045	$87,589	$91,342	$90,661	$90,661
Loans charged off:
Commercial	1,212	10,086	1,660	16,152	32,628
Mortgage	1,568	325	2,558	698	1,670
Installment	4,321	4,524	9,067	10,554	20,682
Home equity	1,478	1,146	2,298	1,766	3,847
Credit cards	2,025	1,951	4,424	3,725	8,294
Leases	5	6	26	57	3,607

Total charge-offs	10,609	18,038	20,033	32,952	70,728

Recoveries:
Commercial	11	945	2,889	2,382	3,734
Mortgage	—	30	8	86	142
Installment	2,092	2,965	4,206	6,111	10,340
Home equity	307	307	564	685	1,293
Credit cards	474	585	948	1,034	2,123
Manufactured housing	96	84	170	185	451
Leases	49	101	161	270	303

Total recoveries	3,029	5,017	8,946	10,753	18,386

Net charge-offs	7,580	13,021	11,087	22,199	52,342
Allowance related to loans held for sale	—	—	—	—	(23,089)
Provision for loan losses	9,967	13,159	14,177	19,265	76,112

Allowance for loan losses-end of period	$94,432	$87,727	$94,432	$87,727	$91,342

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2006 Form 10-K, more fully describe the components of the allowance for loan loss model.

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At June 30, 2007			At December 31, 2006			At June 30, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:

Deposit base intangible assets	$10,137	7,715	$2,422	$10,137	7,272	$2,865	$10,137	6,826	$3,311

Unamortizable intangible assets:

Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended June 30, 2007 and 2006. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at June 30, 2007:
For the years ended:

December 31, 2007	$889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	266

$2,422

     During the fourth quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
BASIC EPS:
Net income applicable to common shares	$29,885	$27,661	$61,306	$57,625

Average common shares outstanding	80,426	79,983	80,270	80,177

Net income per share — basic	$0.37	$0.35	$0.76	$0.72

DILUTED EPS:

Net income available to common shares	$29,885	$27,661	$61,306	$57,625
Add: interest expense on convertible bonds	4	5	8	10

	$29,889	$27,666	$61,314	$57,635

Avg common shares outstanding	80,426	79,983	80,270	80,177
Add: Equivalents from stock options and restricted stock	99	170	118	193
Add: Equivalents-convertible bonds	44	50	45	50

Average common shares and equivalents outstanding	80,569	80,203	80,433	80,420

Net income per common share — diluted	$0.37	$0.35	$0.76	$0.72

     For the quarters ended June 30, 2007 and 2006, options to purchase 6.5 million and 6.7 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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

7. Segment Information — Management monitors the Corporation’s results by an internal performance measurement system, which provides lines of business results and key performance measures. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the businesses. The development and application of these methodologies is a dynamic process. Accordingly, these measurement tools and assumptions may be revised periodically to reflect methodological, product, and/or management organizational changes. Further, these tools measure financial results that support the strategic objectives and internal organizational structure of the Corporation. Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial — The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Commercial also includes the personal business of commercial loan clients as well as the “micro business” lines. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending and letters of credit.

•	Retail — The retail line of business includes consumer lending and deposit gathering and residential mortgage loan origination and servicing. Retail offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth — The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the Other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.
     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2006 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit.

Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for MSR and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance our relationships with customers, Management has moved to a line of business model during the first quarter of 2007. Accordingly, prior period information has been reclassified to reflect this change.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the quarter and six-month periods ended June 30, 2007 and 2006 and the full year ended December 31, 2006:

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2007	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$38,093	$74,693	$48,348	$96,243	$4,462	$8,935	$(6,678)	$(13,640)	$84,225	$166,231
Provision for loan losses	339	5,195	7,213	9,037	1,103	1,751	1,312	(1,806)	9,967	14,177
Other income	9,027	22,382	26,728	51,401	9,021	17,507	4,154	6,516	48,930	97,806
Other expenses	19,860	40,783	46,143	95,210	9,068	18,065	6,304	8,843	81,375	162,901
Net income	18,427	34,141	14,090	28,153	2,152	4,306	(4,784)	(5,294)	29,885	61,306
AVERAGES :
Assets	$3,744,584	$3,724,129	$3,002,953	$3,009,817	$344,442	$344,117	$3,227,475	$3,223,214	$10,319,454	$10,301,277
Loans	3,775,949	3,733,418	2,847,434	2,853,051	343,417	343,242	35,950	31,388	7,002,750	6,961,099
Earnings assets	3,802,735	3,781,655	2,896,433	2,902,278	343,414	343,373	2,443,237	2,434,620	9,485,819	9,461,926
Deposits	1,912,058	1,893,484	4,813,926	4,785,559	442,597	437,574	346,624	382,061	7,515,205	7,498,678
Economic Capital	246,948	248,180	191,141	193,463	48,307	47,822	385,158	373,716	871,554	863,181

					FirstMerit
Full Year	Commercial	Retail	Wealth	Other	Consolidated
December 31, 2006	YTD	YTD	YTD	YTD	YTD

OPERATIONS:
Net interest income	$148,502	$202,292	$18,192	$(28,613)	$340,373
Provision for loan losses	50,545	19,265	2,142	4,160	76,112
Other income	37,350	109,383	33,502	14,913	195,148
Other expenses	76,246	196,204	35,915	19,722	328,087
Net income	38,389	62,534	8,864	(14,841)	94,946
AVERAGES:
Assets	$3,543,088	$3,019,254	$337,528	$3,230,145	$10,130,015
Loans	3,565,105	2,859,247	335,169	38,817	6,798,338
Earnings assets	3,597,040	2,910,712	335,180	2,418,360	9,261,292
Deposits	2,022,510	4,702,580	389,937	269,119	7,384,146
Economic Capital	250,011	216,268	47,838	375,812	889,929

									FirstMerit
	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2006	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD

OPERATIONS:
Net interest income	$36,872	$72,941	$51,080	$101,644	$4,571	$8,956	$(6,793)	$(11,838)	$85,730	$171,703
Provision for loan losses	9,523	15,156	1,841	3,284	760	621	1,035	204	13,159	19,265
Other income	10,375	18,937	28,144	53,341	8,604	16,834	4,955	8,363	52,078	97,475
Other expenses	20,391	40,054	52,384	103,076	9,225	18,158	3,218	5,829	85,218	167,117
Net income	11,266	23,834	16,249	31,606	2,074	4,557	(1,928)	(2,372)	27,661	57,625
AVERAGE:
Assets	$3,516,198	$3,481,952	$2,994,491	$2,999,044	$329,646	$333,147	$3,211,288	$3,262,977	$10,051,623	$10,077,120
Loans	3,537,962	3,504,411	2,834,882	2,839,980	328,966	329,310	28,721	40,521	6,730,531	6,714,222
Earnings assets	3,570,283	3,536,845	2,889,577	2,893,778	328,966	329,326	2,385,182	2,449,797	9,174,008	9,209,746
Deposits	2,082,448	2,076,687	4,739,758	4,719,529	386,297	372,377	217,526	201,364	7,426,029	7,369,957
Economic Capital	249,933	245,704	218,405	215,692	48,429	48,527	353,467	369,675	870,234	879,598
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, in accounting for its derivative activities.
     At June 30, 2007 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
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
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Components of Net Periodic Pension Cost
Service Cost	$1,866	$1,771	$3,733	$3,542
Interest Cost	2,414	2,282	4,828	4,564
Expected return on assets	(2,796)	(2,837)	(5,592)	(5,674)
Amortization of unrecognized prior service costs	41	45	81	90
Cumulative net loss	1,337	1,480	2,673	2,960

Net periodic pension cost	$2,862	$2,741	$5,723	$5,482

	Postretirement Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Components of Net Periodic Postretirement Cost
Service Cost	$222	$187	$444	$374
Interest Cost	434	416	868	831
Amortization of unrecognized prior service costs	(135)	(135)	(271)	(270)
Cumulative net loss	102	107	204	214

Net periodic postretirement cost	$623	$575	$1,245	$1,149

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2007.
     On May 18, 2006 the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter and six months ended June 30, 2007, $0.3 million and $0.7 million, respectively was expensed relating to the new defined contribution plan.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	June 30, 2007			December 31, 2006			June 30, 2006
FIRSTMERIT CORPORATION	Average		Average	Average		Average	Average		Average
AND SUBSIDIARIES	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in thousands)
ASSETS
Cash and due from banks	$177,524			$186,029			$188,915
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,936,833	20,359	4.22%	2,050,736	81,207	3.96%	2,054,338	20,102	3.92%
Obligations of states and political subdivisions (tax exempt)	256,153	3,883	6.08%	114,548	7,390	6.45%	88,144	1,490	6.78%
Other securities and federal funds sold	247,029	4,477	7.27%	250,221	15,264	6.10%	249,726	3,823	6.14%

Total investment securities federal funds sold	2,440,015	28,719	4.72%	2,415,505	103,861	4.30%	2,392,208	25,415	4.26%

Loans held for sale	43,054	739	6.88%	47,449	3,153	6.65%	51,269	512	4.01%
Loans	7,002,750	131,369	7.52%	6,798,338	499,746	7.35%	6,730,531	122,990	7.33%

Total earning assets	9,485,819	160,827	6.80%	9,261,292	606,760	6.55%	9,174,008	148,917	6.51%
Allowance for loan losses	(92,298)			(88,020)			(86,583)
Other assets	748,409			770,714			775,283

Total assets	$10,319,454			$10,130,015			$10,051,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,408,827	—	—	$1,434,539	—	—	$1,455,229	—	—
Demand — interest bearing	763,907	1,876	0.99%	818,735	9,217	1.13%	865,563	2,583	1.20%
Savings and money market accounts	2,293,567	13,992	2.45%	2,271,654	50,083	2.20%	2,280,657	12,079	2.12%
Certificates and other time deposits	3,048,904	36,725	4.83%	2,859,218	123,877	4.33%	2,824,580	29,326	4.16%

Total deposits	7,515,205	52,593	2.81%	7,384,146	183,177	2.48%	7,426,029	43,988	2.38%

Securities sold under agreements to repurchase	1,458,982	18,005	4.95%	1,283,951	56,151	4.37%	1,212,470	12,957	4.29%
Wholesale borrowings	280,914	4,636	6.62%	404,723	24,140	5.96%	371,309	5,595	6.04%

Total interest bearing liabilities	7,846,274	75,234	3.85%	7,638,281	263,468	3.45%	7,554,579	62,540	3.32%

Other liabilities	192,799			167,266			171,581

Shareholders’ equity	871,554			889,929			870,234

Total liabilities and shareholders’ equity	$10,319,454			$10,130,015			$10,051,623

Net yield on earning assets	$9,485,819	85,593	3.62%	$9,261,292	343,292	3.71%	$9,174,008	86,377	3.78%

Interest rate spread			2.95%			3.10%			3.19%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

	Six months ended			Year ended			Six months ended
	June 30, 2007			December 31, 2006			June 30, 2006
FIRSTMERIT CORPORATION	Average		Average	Average		Average	Average		Average
AND SUBSIDIARIES	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in thousands)

ASSETS
Cash and due from banks	$178,539			$186,029			$191,465
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,946,216	40,583	4.21%	2,050,736	81,207	3.96%	2,107,527	40,951	3.92%
Obligations of states and political subdivisions (tax exempt)	239,361	7,267	6.12%	114,548	7,390	6.45%	89,376	3,018	6.81%
Other securities and federal funds sold	249,229	8,896	7.20%	250,221	15,264	6.10%	248,913	7,350	5.95%

Total investment securities and federal funds sold	2,434,806	56,746	4.70%	2,415,505	103,861	4.30%	2,445,816	51,319	4.23%

Loans held for sale	66,021	1,501	4.58%	47,449	3,153	6.65%	49,708	1,597	6.48%
Loans	6,961,099	260,727	7.55%	6,798,338	499,746	7.35%	6,714,222	239,663	7.20%

Total earning assets	9,461,926	318,974	6.80%	9,261,292	606,760	6.55%	9,209,746	292,579	6.41%

Allowance for loan losses	(91,780)			(88,020)			(88,396)
Other assets	752,592			770,714			764,305

Total assets	$10,301,277			$10,130,015			$10,077,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,399,194	—	—	$1,434,539	—	—	$1,458,807	—	—
Demand — interest bearing	760,312	3,795	1.01%	818,735	9,217	1.13%	856,934	4,945	1.16%
Savings and money market accounts	2,289,083	27,998	2.47%	2,271,654	50,083	2.20%	2,286,727	22,827	2.01%
Certificates and other time deposits	3,050,089	72,805	4.81%	2,859,218	123,877	4.33%	2,767,489	55,427	4.04%

Total deposits	7,498,678	104,598	2.81%	7,384,146	183,177	2.48%	7,369,957	83,199	2.28%

Securities sold under agreements to repurchase	1,406,264	34,790	4.99%	1,283,951	56,151	4.37%	1,253,596	24,880	4.00%
Wholesale borrowings	340,122	10,775	6.39%	404,723	24,140	5.96%	402,111	11,560	5.80%

Total interest bearing liabilities	7,845,870	150,163	3.86%	7,638,281	263,468	3.45%	7,566,857	119,639	3.19%

Other liabilities	193,032			167,266			171,858

Shareholders’ equity	863,181			889,929			879,598

Total liabilities and shareholders’ equity	$10,301,277			$10,130,015			$10,077,120

Net yield on earning assets	$9,461,926	168,811	3.60%	$9,261,292	343,292	3.71%	$9,209,746	172,940	3.79%

Interest rate spread			2.94%			3.10%			3.22%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported second quarter 2007 net income of $29.9 million, or $0.37 per diluted share. This compares with $27.7 million, or $0.35 per diluted share, for the prior-year quarter. Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2007 were 13.75% and 1.16%, respectively, compared with 12.75% and 1.10% for the prior-year quarter.
     For the first six months of 2007, the Company reported net income of $61.3 million, or $0.76 per diluted share, compared with $57.6 million, or $0.72 per diluted share. ROE and ROA were 14.32% and 1.20%, respectively, compared with 13.21% and 1.15% for the prior-year period.
     Net interest margin was 3.62% for the second quarter of 2007 compared with 3.58% for the first quarter of 2007 and 3.78% for the second quarter of 2006. The Company’s expanding net interest margin during the second quarter of 2007, compared with the first quarter of 2007, reflects increasing investment portfolio securities’ yields and declining funding costs. The decrease in net interest margin compared with the second quarter of 2006 reflected the shift in consumer preference for higher-costing term deposit products as well as increased deposit costs due to a higher interest rate environment.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $85.6 million in the second quarter of 2007 compared with $83.2 million in the first quarter of 2007 and $86.4 million in the second quarter of 2006. The increase in FTE net interest income compared with the first quarter of 2007 reflected net interest margin expansion and modest average earning asset growth of $48.4 million, or 0.51%. The decrease in FTE net interest income compared with the second quarter of 2006 resulted from net interest margin contraction, partly offset by an increase in average earning assets of $311.8 million, or 3.40%.
     Average loans for the second quarter of 2007 increased $84.1 million, or 1.22%, compared with the first quarter of 2007. Average commercial loans grew $96.3 million, or 2.57%, during the period offsetting a $5.8 million, or 0.19%, decrease in the average consumer portfolio of loans and a $6.5 million, or 8.29%, decrease in average leases. Compared with the second quarter of 2006, average loans increased $272.2 million, or 4.04%, led by a $242.3 million, or 6.73%, increase in average commercial loans. Average investments for the second quarter of 2007 increased $10.5 million, or 0.43%, compared with the first quarter of 2007. Compared with the second quarter of 2006, average investments increased $47.8 million, or 2.00%. Average investments represent 23.64% of average assets for the second quarter of 2007, compared with 23.64% and 23.80% for the first quarter of 2007 and the second quarter of 2006, respectively.
     Average deposits in the second quarter of 2007 were $7.5 billion, an increase of $33.2 million, or 0.44%, compared with the first quarter of 2007. The growth came solely from increased transaction account categories, namely in demand-non-interest bearing deposits which rose $19.4 million, or 1.4%, resulting in an increased core deposit mix. The increased composition of core deposits contributed to lower funding costs and an expanded net interest margin for the quarter. Compared with the second quarter of 2006, average deposits increased

$89.2 million, or 1.20%. Average certificates and other time deposits increased $224.3 million, or 7.94%, reflecting consumer preference for higher-yielding term deposits.
     Noninterest income net of securities transactions for the second quarter of 2007 was $48.9 million, compared with $48.9 million in the first quarter of 2007 which included net gains of $3.5 million from previously disclosed asset sales. Excluding loan sales and servicing income, which declined $3.5 million compared with the first quarter of 2007, all other fee income categories increased in the second quarter of 2007. The primary growth in fee income came from service charges on deposits, which increased $0.8 million, or 4.96%, compared with the first quarter of 2007 and credit card fees, which increased $0.6 million, or 5.52%.
     Compared with the second quarter of 2006, noninterest income decreased $3.1 million, or 6.04%. The year-over-year quarterly comparison is impacted by $3.3 million in noninterest income reported in the second quarter of 2006 and identified by the Corporation as related to one-time events reported in loan sales and servicing income and bank owned life insurance. Noninterest income, net of securities gains, as a percentage of net revenue for the first quarter of 2007 was 36.37% compared with 37.00% for the first quarter of 2007 and 37.61% for the second quarter of 2006. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     For the second quarter of 2007, noninterest expense was $81.4 million, a decrease of $0.2 million, or 0.19%, from the first quarter of 2007 and a decrease of $3.8 million, or 4.51%, from the second quarter of 2006.
     Net charge-offs totaled $7.6 million, or 0.43% of average portfolio loans, in the second quarter of 2007, $3.5 million, or 0.21% of average portfolio loans, in the first quarter of 2007 and $13.0 million, or 0.78% of average portfolio loans, in the second quarter of 2006.
     Nonperforming assets totaled $37.0 million at June 30, 2007, compared with $32.7 million on March 31, 2007 and $58.8 million on June 30, 2006. Nonperforming assets at June 30, 2007 represented 0.52% of period-end loans plus other real estate, compared with 0.47% at March 31, 2007 and 0.86% at June 30, 2006.
     The provision for loan losses was $10.0 million in the second quarter of 2007, compared with $4.2 million in the first quarter of 2007 and $13.2 million in the second quarter of 2006. The provision for loan losses exceeded net charge-offs by $2.4 million to support balance sheet growth in the second quarter of 2007.
     The allowance for loan losses totaled $94.4 million at June 30, 2007, an increase of $2.4 million and $6.7 million from March 31, 2007 and June 30, 2006, respectively. At June 30, 2007, the allowance for loan losses was 1.34% of period-end loans compared with 1.32% at March 31, 2007 and 1.29% at June 30, 2006. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses as a percentage of period end loans was 1.43% at June 30, 2007, compared with 1.42% at March 31, 2007 and 1.37% at June 30, 2006. The allowance for credit losses to nonperforming loans was 315.56% at June 30, 2007 compared with 356.26% on March 31, 2007 and 186.19% on June 30, 2006.

     The Corporation’s total assets at June 30, 2007 were $10.4 billion, an increase of $82.0 million, or 0.79%, compared with March 31, 2007 and an increase of $174.3 million, or 1.70%, compared with June 30, 2006. The increase from March 31, 2007, was driven by commercial loan growth of $98.8 million, or 2.60%, offsetting a $6.5 million, or 0.21%, decrease in consumer loans and a $4.5 million, or 5.99%, decrease in the lease portfolio. Commercial loan growth of $239.2 million, or 6.54%, supported overall asset growth from June 30, 2006.
     Total deposits were $7.5 billion at June 30, 2007, a decrease of $226.7 million, or 2.94%, from March 31, 2007, and an increase of $72.2 million, or 0.98%, from June 30, 2006. Core deposits, which exclude all time deposits, totaled $4.4 billion at June 30, 2007, a decrease of $133.1 million, or 2.91%, from March 31, 2007 and a decrease of $126.9 million, or 2.78%, from June 30, 2006.
     Shareholders’ equity was $862.3 million at June 30, 2007 and the Corporation’s capital position remains strong as tangible equity to assets was 7.00%. The common dividend per share paid in the second quarter 2007 was $0.29.
RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2007 was $84.2 million compared to $85.7 million for the quarter ended June 30, 2006. Net interest income for the six months ended June 30, 2007 was $166.2 million compared to $171.7 million for the six months ended June 30, 2006. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.4 million and $0.6 million for the quarters ending March 31, 2007 and 2006, respectively. The FTE adjustment was $2.6 million and $1.2 million for the six months ending June 30, 2007 and 2006, respectively.
     FTE net interest income for the quarter ended June 30, 2007 was $85.6 million compared to $86.4 million for the three months ended June 30, 2006. The $0.8 million decrease in FTE net interest income occurred because the $12.7 million increase in interest expense, compared to the same quarter last year, was more than the $11.9 million increase in interest income during the same period.
     In a similar analysis, FTE net interest income for the six months ended June 30, 2007 was $168.8 million compared to $172.9 million for the six months ended June 30, 2006. The $4.1 million decrease in FTE net interest income occurred because the $30.5 million increase in interest expense, compared to the same quarter last year, was more than the $26.4 million increase in interest income during the same period.

     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended June 30, 2007 and 2006			Six months ended June 30, 2007 and 2006
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$1,266	$2,029	$3,295	$1,109	$4,259	$5,368
Loans held for sale	(93)	320	227	443	(539)	(96)
Loans	5,055	3,324	8,379	8,998	12,066	21,064
Federal funds sold	7	2	9	48	11	59

Total interest income — FTE	$6,235	$5,675	$11,910	$10,598	$15,797	$26,395

INTEREST EXPENSE
Demand deposits-interest bearing	$(282)	$(425)	$(707)	$(523)	$(627)	$(1,150)
Savings and money market accounts	69	1,844	1,913	24	5,147	5,171
Certificates of deposits and other time deposits	2,453	4,946	7,399	6,037	11,341	17,378
Securities sold under agreements to repurchase	2,866	2,182	5,048	3,277	6,633	9,910
Wholesale borrowings	(1,455)	496	(959)	(1,892)	1,107	(785)

Total interest expense	$3,651	$9,043	$12,694	$6,923	$23,601	$30,524

Net interest income — FTE	$2,584	$(3,368)	$(784)	$3,675	$(7,804)	$(4,129)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2007 second quarter compared to the same 2006 period was primarily volume driven as higher loan balances increased interest income by $5.1 million during those periods. The table also depicts a three-month increase of $6.4 million in interest expense primarily caused by higher rates paid on customer deposits. The six-month changes were primarily rate driven as the higher yield on loans increased interest income by $12.1 million while the increase in rates on deposits increased interest expense by $15.9 million.

Net Interest Margin
     The following table provides 2007 FTE net interest income and net interest margin totals as well as 2006 comparative amounts:

	Quarters ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

Net interest income	$84,225	$85,730	$166,231	$171,703
Tax equivalent adjustment	1,368	647	2,580	1,237

Net interest income — FTE	$85,593	$86,377	$168,811	$172,940

Average earning assets	$9,485,819	$9,174,008	$9,461,926	$9,209,746

Net interest margin — FTE	3.62%	3.78%	3.60%	3.79%

     Average loans outstanding for the current year and prior year second quarters totaled $7.0 billion and $6.7 billion, respectively. Increases in average loan balances from second quarter 2006 to the second quarter 2007 occurred in commercial, installment loans, credit card loans, and leases, while mortgage loans and home equity loans declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the second quarter 2006, were as follows: commercial loans were up $242.3 million or 6.73%; installment loans, both direct and indirect rose $110.6 million or 7.25%; credit card loans rose $3.7 million or 2.73%; leases increased $6.4 million or 9.80%; mortgage loans were down $29.7 million or 4.74%; and home equity loans were down $61.1 million, or 7.91%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2007 and 2006 second quarters equaled 73.82% and 73.37% of average earning assets, respectively.
     Average deposits were $7.5 billion during the 2007 second quarter, up $89.2 million, or 1.20%, from the same period last year. For the quarter ended June 30, 2007, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $135.1 million, or 2.94%, and represented 59.43% of total average deposits, compared to 61.96% for the 2006 second quarter. Average certificates of deposit (“CDs”) increased $224.3 million, or 7.94%, compared to the prior year quarter due to marketing promotions during the 2007 second quarter. The decrease in core deposits and the corresponding increase in CD’s represent the consumer preference for longer term, higher yielding deposits. Average wholesale borrowings decreased $90.4 million and as a percentage of total interest-bearing funds equaled 3.58% for the 2007 second quarter and 4.92% for the same quarter one year ago. Securities sold under agreements to repurchase increased $246.5 million, and as a percentage of total interest bearing funds equaled 18.59% for the 2007 second quarter and 16.05% for the 2006 second quarter. Average interest-bearing liabilities funded 82.72% of average earning assets in the current year quarter and 82.35% during the quarter ended June 30, 2006.

Other Income
     Other (non-interest) income for the quarter totaled $48.9 million, a decrease of $3.1 million from the $52.1 million earned during the same period one year ago. Other income for the six months ended June 30, 2007 totaled $97.8 million an increase of $0.3 million from the $97.5 million earned during the six months ended June 30, 2006.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 36.37%, compared to 37.61% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2007 second quarter as compared to the second quarter of 2006, were as follows: trust department income was $6.1 million, up 6.13%; credit card fees increased $0.2 million, or 2.04%; service charges on deposit accounts totaled $17.1 million, down 5.30% due in part to new fee strategies implemented in the second quarter of 2006; loan sales and servicing income was $1.9, a decrease of $0.9 million, primarily attributable to the continued slow down in mortgage originations; bank owned life insurance income was down $2.0 million due to $2.75 million death proceeds received in the second quarter of 2006; investment services and insurance fees increased $0.1 million, or 3.06%; there were no significant sales of investment securities during the second quarter of 2007 or 2006; and other operating income was up $0.2 million, or 6.01%.
     The primary changes in other income for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, were as follows: trust department income was up $0.6 million, or 4.97%; credit card fees increased $0.7 million, or 2.99%; service charges on deposit accounts totaled $33.3 million, down 2.27% due in part to new fee strategies implemented in the second quarter of 2006; loan sales and servicing income was $7.3 million, an increase of $3.1 million, primarily attributable to the $4.1 million gain on sale from the commercial loan sale which occurred during the first quarter 2007; investment services and insurance fees decreased $0.1 million, or 1.26%; there were no significant sales of investment securities during the first quarter of 2007 or 2006; and other operating income was down $1.1 million primarily due to losses incurred on the sale of other real estate during the first quarter of 2007 and gains on venture capital and other real estate sales that occurred in the first quarter of 2006.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2007	2007	2006	2006	2006

Balance at beginning of period	$19,366	$19,575	$19,777	$20,025	$19,945
Addition of mortgage servicing rights	674	477	593	524	814
Amortization	(653)	(686)	(795)	(772)	(734)
Changes in valuation allowance	—	—	—	—	—

Balance at end of period	$19,387	$19,366	$19,575	$19,777	$20,025

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. There was no valuation allowance at June 30, 2007, December 31, 2006 and June 30, 2006. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at June 30, 2007, December 31, 2006, and June 30, 2006. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $81.4 million for the second quarter 2007 compared to $85.2 million for the same 2006 quarter, a decrease of $3.8 million, or 4.51%. Other expenses totaled $162.9 million for the six months ended June 30, 2007 compared to $167.1 million for the six months ended June 30, 2006 quarter, a decrease of $4.2 million, or 2.52%.
     For the three months ended June 30, 2007, decreases in operating costs compared to the second quarter 2006 occurred as follows: salaries, wages, pension and employee benefits fell $3.2 million, primarily due to the reduction of staff from the branch restructurings being realized in 2007 and the one time expense for the accelerated vesting of retirement eligible executives in the 2006 second quarter equity grants; bankcard, loan processing and other costs increased $0.2 million; professional services increased $0.8 million due in part to the consulting services necessary to remediate bank secrecy act issues; other operating expense decreased $1.8 million primarily attributable to a $1.1 million reduction in marketing expense and various other expense reductions due to the cost reduction strategy initiated during the fourth quarter of 2006.
     For the six months ended June 30, 2007, decreases in operating costs compared to the first six months of 2006 occurred as follows: salaries, wages, pension and employee benefits fell $3.7 million, primarily due to the reduction of staff from the branch restructurings being realized in 2007 and the one time expense for the accelerated vesting of retirement eligible executives in the 2006 second quarter equity grants; bankcard, loan processing and other costs increased $1.8 million, primarily attributable to the losses associated with credit card fraud; professional services increased $5.5 million due in part to the consulting services necessary to remediate bank secrecy act issues; other operating expense decreased $5.5 million primarily attributable to a $3.1 million reduction in marketing expense and various other expense reductions due to the cost reduction strategy initiated during the fourth quarter of 2006.
     The efficiency ratio of 61.55% for second quarter 2007 increased 16 basis points over the efficiency ratio of 61.39% recorded for the second quarter, 2006. The efficiency ratio for the three months ended June 30, 2007 indicates 61.55 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $11.9 million and $11.8 million for the quarters ended June 30, 2007 and 2006, respectively. The effective federal income tax rate for the second quarter 2007 was 28.53%, compared to 29.85% for the same quarter 2006. For the six months ended June 30, 2007 and 2006, respectively, the effective tax rate was 29.50% and 30.40%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2006 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability would have been included in the contractual obligations table in December 31, 2006 Form 10-K MD&A. Current liabilities related to FIN 48 for June 30, 2007 are $2.0 million. It is the Corporation’s policy to accrue interest and penalties in accrued taxes and recognized in the consolidated statements of income and comprehensive income as income taxes. This was also the Corporation’s policy prior to the adoption of FIN 48.

FINANCIAL CONDITION
Investment Securities
     The June 30, 2007 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report. These securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
Allowance for Loan Losses	June 30,		December 31,		June 30,
(In thousands)	2007		2006		2006
Allowance for loan losses-beginning of period	$92,045		$90,661		$87,589
Provision for loan losses	9,967		76,112		13,159
Net charge-offs	(7,580)		(52,342)		(18,038)
Allowance related to loans held for sale/sold	—		(23,089)		5,017

Allowance for loan losses-end of period	$94,432		$91,342		$87,727

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,746		$6,072		$5,853
Provision for credit losses	(193)		222		(137)

Balance at end of period	$6,553		$6,294		$5,716

Allowance for Credit Losses	$100,985		$97,636		$93,443

Annualized net charge-offs and allowance related to loans held for sale/sold as a % of average loans	0.43%		1.11%		0.78%

Annualized net charge-offs as a % of average loans	0.43%		0.77%		0.78%

Allowance for loan losses:
As a percentage of loans outstanding	1.34%		1.33%		1.29%

As a percentage of nonperforming loans	295.08%		168.03%		174.80%

As a multiple of annualized net charge offs	3.11	X	1.75	X	1.68	X

Allowance for credit losses:
As a percentage of loans outstanding	1.43%		1.42%		1.37%

As a percentage of nonperforming loans	315.56%		179.60%		186.19%

As a multiple of annualized net charge offs and allowance related to loans held for sale	3.32	X	1.21	X	1.79	X

     The allowance for credit losses increased $2.2 million from March 31, 2007 to June 30, 2007, and increased $7.5 million from June 30, 2006 to June 30, 2007. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At June 30, 2007
	Loan Type
Allowance for	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$5,182	$11,592	$—	$—	$—	$—	$—	$16,774
Allowance	1,923	1,961	—	—	—	—	—	3,884
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	26,422	201	3,751					30,374
Grade 1 allowance	71	1	12					84
Grade 2 loan balance	209,454	118,195	9,295					336,944
Grade 2 allowance	1,105	549	56					1,710
Grade 3 loan balance	450,814	395,098	30,280					876,192
Grade 3 allowance	2,367	2,770	183					5,320
Grade 4 loan balance	934,386	1,535,885	27,577					2,497,848
Grade 4 allowance	15,961	18,785	565					35,311
Grade 5 (Special Mention) loan balance	56,842	93,186	54					150,082
Grade 5 allowance	3,489	4,129	3					7,621
Grade 6 (Substandard) loan balance	41,334	19,653	83					61,070
Grade 6 allowance	6,051	2,109	11					8,171
Grade 7 (Doubtful) loan balance	559	140	—					699
Grade 7 allowance	160	18	—					178
Consumer loans based on payment status:
Current loan balances			705	1,629,548	709,097	137,341	561,590	3,038,281
Current loans allowance			2	13,340	3,677	3,246	4,326	24,591
30 days past due loan balance			80	8,109	1,598	1,458	10,962	22,207
30 days past due allowance			1	768	295	536	544	2,144
60 days past due loan balance			31	2,759	1,095	816	2,504	7,205
60 days past due allowance			1	769	483	481	405	2,139
90+ days past due loan balance			6	1,374	231	1,547	11,556	14,714
90+ days past due allowance			1	668	170	1,354	1,086	3,279

Total loans	$1,724,993	$2,173,950	$71,862	$1,641,790	$712,021	$141,162	$586,612	$7,052,390

Total Allowance for Loan Losses	$31,127	$30,322	$835	$15,545	$4,625	$5,617	$6,361	$94,432

	At December 31, 2006
	Loan Type
Allowance for	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$19,394	$41,889	$—	$—	$—	$—	$—	$61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loans allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	$2,164,628	$77,971	$1,619,747	$731,473	$147,553	$608,008	$6,878,873

Total Allowance for Loan Losses	$29,701	$27,239	$1,214	$18,306	$3,151	$6,591	$5,140	$91,342

	At June 30, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$17,099	$16,772	$—	$—	$—	$—	$—	$33,871
Allowance	4,773	2,650	—	—	—	—	—	7,423
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,140	2,558	—					20,698
Grade 1 allowance	74	4	—					78
Grade 2 loan balance	122,432	94,050	13,653					230,135
Grade 2 allowance	974	375	121					1,470
Grade 3 loan balance	333,361	359,740	17,110					710,211
Grade 3 allowance	2,645	1,742	142					4,529
Grade 4 loan balance	939,873	1,532,492	26,727					2,499,092
Grade 4 allowance	17,114	13,080	862					31,056
Grade 5 (Special Mention) loan balance	60,153	58,771	124					119,048
Grade 5 allowance	3,314	1,731	8					5,053
Grade 6 (Substandard) loan balance	53,004	50,664	2,573					106,241
Grade 6 allowance	5,950	3,157	320					9,427
Grade 7 (Doubtful) loan balance	317	261	—					578
Grade 7 allowance	121	39	—					160
Consumer loans based on payment status:
Current loan balances			3,683	1,547,435	760,963	132,392	591,280	3,035,753
Current loans allowance			34	16,026	1,689	3,566	893	22,208
30 days past due loan balance			204	8,847	1,545	1,708	11,544	23,848
30 days past due allowance			4	787	99	646	96	1,632
60 days past due loan balance			129	3,131	631	1,157	3,986	9,034
60 days past due allowance			12	809	107	710	115	1,753
90+ days past due loan balance			11	2,344	446	1,709	11,750	16,260
90+ days past due allowance			2	1,072	129	1,576	159	2,938

Total loans	$1,544,379	$2,115,308	$64,214	$1,561,757	$763,585	$136,966	$618,560	$6,804,769

Total Allowance for Loan Losses	$34,965	$22,778	$1,505	$18,694	$2,024	$6,498	$1,263	$87,727

     Total charge-offs were $10.6 million for the quarter ended June 30 2007, down $7.4 million, or 24.3%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) decreased $31.1 million and accounted for 5.71% of total commercial loans for the 2007 second quarter compared with criticized commercial asset levels of 6.93% at June 30, 2006.
     Commercial charge-offs were down $14.5 million over the prior year second quarter primarily as a result of the loan sale that occurred in the first quarter 2007. Loans past due 90 days or more accruing interest were down $4.7 million or 30.73% from the linked quarter ended December 31, 2006 and down $5.9 million or 36.08% from year ago quarter ended June 30, 2006 reflecting the favorable trends in the retail portfolio.

Loans
     Total loans outstanding at June 30, 2007 were $7.1 billion compared to $6.9 billion at December 31, 2006 and $6.8 billion at June 30, 2006.
     The commercial loan portfolio for the 2007 first quarter increased by 6.54% over the prior year second quarter, but continues to be impacted by lower demand for credit in the Corporation’s regions. While the Corporation originated $83.9 million of mortgage loans in the second quarter 2007, compared to $116.3 million in same quarter of 2006, and $380.8 million for the full year ended December 31, 2006, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 can be found under the Net Interest Income sub-caption in this report.

	As of	As of	As of
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Commercial loans	$3,898,943	$3,694,121	$3,659,687
Mortgage loans	586,612	608,008	618,560
Installment loans	1,641,790	1,619,747	1,561,757
Home equity loans	712,021	731,473	763,585
Credit card loans	141,162	147,553	136,966
Leases	71,862	77,971	64,214

Total loans	$7,052,390	$6,878,873	$6,804,769

          Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
June 30, 2007
(Dollars in thousands)
Due in one year or less	$1,782,255
Due after one year but within five years	1,721,036
Due after five years	395,652

Totals	$3,898,943

Due after one year with a predetermined fixed interest rate	$1,001,658
Due after one year with a floating interest rate	1,115,030

Totals	$2,116,688

          The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At June 30, 2007, $556.2 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
     The following table summarizes the Corporation’s nonperforming assets:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in thousands)
Nonperforming commercial loans	$20,877	$45,045	$41,927
Other nonaccrual loans:	11,125	9,317	8,261

Total nonperforming loans	32,002	54,362	50,188
Other real estate (“ORE”)	5,036	9,815	8,598

Total nonperforming assets	$37,038	$64,177	$58,786

Loans past due 90 day or more accruing interest	$10,536	$16,860	$16,483

Total nonperforming assets as a percentage of total loans and ORE	0.52%	0.93%	0.86%

     The allowance for credit losses covers nonperforming loans by 315.56% at June 30, 2007 compared to 186.19% at the end of the prior year quarter. This increase is primarily attributable to the decrease in nonperforming commercial loans. See Note 1 (Summary of Significant Accounting Policies) of the 2006 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
          The following table is a nonaccrual commercial loan flow analysis:

	Period End
(Dollars in thousands)	2Q07	1Q07	4Q06	3Q06	2Q06

Nonaccrual commercial loans beginning of period	$17,049	$45,045	$52,621	$41,927	$56,258

Credit Actions:
New	7,579	5,983	27,087	31,619	6,652
Loan and lease losses	—	—	(24,592)	(4,006)	(1,927)
Charged down	(1,055)	(448)	(3,616)	(2,725)	(5,079)
Return to accruing status	—	—	(3,985)	(773)	(2,260)
Payments and tranfers to ORE	(142)	(7,199)	(2,470)	(13,421)	(2,864)
Sales	(2,397)	(26,332)	—	—	(8,853)

Nonaccrual commercial loans end of period	$20,877	$17,049	$45,045	$52,621	$41,927

     Nonaccrual commercial loans have decreased $21.1 million from the second quarter of 2006 and increased $3.8 million from the first quarter of 2007. As reflected above, $26.3 million of nonaccrual loans were sold in March 2007.
Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2007		December 31, 2006		June 30, 2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Non-interest DDA	$1,408,827	—	$1,434,539	—	$1,455,229	—
Interest-bearing DDA	763,907	0.99%	818,735	1.13%	865,563	1.20%
Savings and money market	2,293,567	2.45%	2,271,654	2.20%	2,280,657	2.12%
CDs and other time deposits	3,048,904	4.83%	2,859,218	4.33%	2,824,580	4.16%

Total customer deposits	7,515,205	2.81%	7,384,146	2.48%	7,426,029	2.38%

Securities sold under agreements to repurchase	1,458,982	4.95%	1,283,951	4.37%	1,212,470	4.29%
Wholesale borrowings	280,914	6.62%	404,723	5.96%	371,309	6.04%

Total funds	$9,255,101		$9,072,820		$9,009,808

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2007 second quarter, down $148.1 million, or 6.38%, from the second quarter 2006. Savings deposits, including money market savings accounts, averaged $2.3 billion, $12.9 million or 0.57% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $135.1 million, or 2.94%, and represented 59.43% of total average deposits for the second quarter 2007, compared to 61.96% last year. The drop was attributable to intense competition for core deposits within the Corporation’s regional banking areas.
     During the 2007 second quarter, the weighted-average yield paid on interest-bearing core deposits at 2.07% was 21 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.0 billion for the second quarter, up 7.94% from the same quarter last year. Average rates paid on CDs rose 50 basis points from 4.33% in the 2006 quarter to 4.83% this year. On a percentage basis, average CDs were 38.86% and 37.39%, respectively, of total interest-bearing funds for the June 30, 2007 and 2006 quarters.
     Securities sold under agreements to repurchase increased to 18.59% of interest-bearing funds during the three months ended June 30, 2007 from 16.05% for the June 30, 2006 quarter.

Interest-bearing liabilities funded 82.72% of average earning assets during the quarter ended June 30, 2007 and 82.35% during the quarter ended June 30, 2006. Wholesale funds decreased to 3.58% of interest-bearing funds during the second quarter 2007 from 4.92% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2006 was partially offset by the decrease in higher rate wholesale borrowings. The funding mix from higher priced wholesale borrowings towards less expensive CDs has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2007:

Maturing in:	Amount
(In thousands)

Under 3 months	$472,878
3 to 6 months	216,604
6 to 12 months	137,797
Over 1 year through 3 years	65,577
Over 3 years	15,059

$907,915

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2007 and 2006:
     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points

June 30, 2007	(1.83%)	(0.45%)	0.15%	0.05%
June 30, 2006	(1.89%)	0.08%	0.07%	(0.05%)
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2007 and 2006:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points

June 30, 2007	(8.56%)	(2.46%)	(0.30%)	(1.94%)
June 30, 2006	(6.44%)	(1.20%)	2.37%	1.84%
Capital Resources
     Shareholders’ equity at June 30, 2007 totaled $862.3 million compared to $846.1 million at December 31, 2006 and $870.7 million at June 30, 2006.
     The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
	2007		2006		2006
			(Dollars in thousands)
Consolidated
Total equity	$862,265	8.27%	$846,111	8.25%	$870,698	8.49%
Common equity	862,265	8.27%	846,111	8.25%	870,698	8.49%
Tangible common equity (a)	720,598	7.00%	704,001	6.96%	728,142	7.20%
Tier 1 capital (b)	824,121	10.12%	804,959	10.07%	811,605	9.91%
Total risk-based capital (c)	986,341	12.12%	993,716	12.44%	995,630	12.15%
Leverage (d)	$824,121	8.07%	$804,959	7.95%	$811,605	8.13%

Bank Only
Total equity	$720,421	6.91%	$704,047	6.87%	$706,647	6.90%
Common equity	720,421	6.91%	704,047	6.87%	706,647	6.90%
Tangible common equity (a)	578,754	5.63%	561,937	5.56%	564,091	5.58%
Tier 1 capital (b)	770,146	9.47%	750,912	9.41%	736,787	9.01%
Total risk-based capital (c)	929,321	11.43%	936,720	11.74%	918,006	11.22%
Leverage (d)	$770,146	7.55%	$750,912	7.42%	$736,787	7.39%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31,

1993. At June 30, 2007, the Corporation’s risk-based capital equaled 12.12% of risk-adjusted assets, exceeding minimum guidelines.
     The cash dividend of $0.29 per share paid in the second quarter has an indicated annual rate of $1.16 per share.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $582.2 million at June 30, 2007.
     Funding Trends for the Quarter - During the three months ended June 30, 2007, total average deposits increased $33.2 million from the previous quarter and $118.7 million of higher rate wholesale borrowings were repaid.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the quarter ended June, 2007, FirstMerit Bank paid $24.0 million in dividends to FirstMerit Corporation. As of June 30, 2007, FirstMerit Bank had an additional $40.5 million available to pay dividends without regulatory approval.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of its common shares during the second quarter of the 2007 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs

Balance as of March 31, 2007				396,272

April 1, 2007 - April 30, 2007	16,182	$20.86	—	396,272
May 1, 2007 - May 31, 2007	8,371	24.38	—	396,272
June 1, 2007 - June 30, 2007	11,606	21.90	—	396,272

Balance as of June 30, 2007:	36,159	$22.01	0	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	36,159 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Corporation held its Annual Meeting of Shareholders on April 18, 2007, for which the Board of Directors solicited proxies.
(b) Four Class I Directors were elected at the Annual Meeting for terms expiring at the 2010 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld

Richard Colella	58,887,816	*	10,391,458
R J. Michael Hochschwender	60,000,246	*	9,279,028

Phillip A. Lloyd, II	59,015,263	*	10,264,011
Richard N. Seaman	59,987,320	*	9,291,954

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Continuing Class II Directors serving until the 2008 Annual Meeting of Shareholders are Karen S. Belden, R. Cary Blair, Robert W. Briggs and Clifford J. Isroff.
Continuing Class III Directors serving until the 2009 Annual Meeting of Shareholders are John C. Blickle, Gina D. France, Paul G. Greig and Terry L. Haines.
(c) In addition to the election of Directors, the following matters were voted on at the Annual Meeting of Shareholders:
(1) Amendment of Article X of Amended and Restated Code of Regulations:

Votes For	Votes Against	Abstentions

60,661,457	8,029,882	587,926
(2) Ratification of the selection of Ernst & Young LLP as independent registered public accountants of the Corporation for the year ending December 31, 2007:

Votes For	Votes Against	Abstentions
68,309,864	688,744	276,799
(3) Amendment of Article Seventh of Amended and Restated Articles of Incorporation:

Votes For	Votes Against	Abstentions
66,622,522	1,975,392	681,351
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation.

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation.

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

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

Date: August 3, 2007