Form 10-Q
period 2007-09-30
FIRSTMERIT CORP /OH/
filed 2007-11-02
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
     Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of October 31, 2007, 80,473,990 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2006, which is derived from the	September 30,	December 31,	September 30,
audited financial statements)	2007	2006	2006
ASSETS
Cash and due from banks	$193,721	$200,204	$196,116
Investment securities (at fair value) and federal funds sold	2,499,406	2,407,888	2,372,484
Loans held for sale	49,746	95,272	55,010
Loans:
Commercial loans	3,887,985	3,694,121	3,733,734
Mortgage loans	579,954	608,008	613,332
Installment loans	1,633,231	1,619,747	1,622,355
Home equity loans	701,565	731,473	748,307
Credit card loans	142,986	147,553	140,143
Leases	68,668	77,971	59,476

Total loans	7,014,389	6,878,873	6,917,347
Less allowance for loan losses	(93,811)	(91,342)	(88,755)

Net loans	6,920,578	6,787,531	6,828,592
Premises and equipment, net	116,552	122,954	121,008
Goodwill	139,245	139,245	139,245
Intangible assets	2,198	2,865	3,088
Accrued interest receivable and other assets	486,319	496,613	502,425

Total assets	$10,407,765	$10,252,572	$10,217,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,413,167	$1,455,097	$1,419,002
Demand-interest bearing	703,045	799,571	784,226
Savings and money market accounts	2,207,356	2,267,686	2,216,732
Certificates and other time deposits	3,084,728	2,976,567	2,969,673

Total deposits	7,408,296	7,498,921	7,389,633

Securities sold under agreements to repurchase	1,531,215	1,261,821	1,269,040
Wholesale borrowings	403,438	464,227	509,129
Accrued taxes, expenses, and other liabilities	179,939	181,492	146,783

Total liabilities	9,522,888	9,406,461	9,314,585

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at September 30, 2007, December 31, 2006 and September 30, 2006	127,937	127,937	127,937
Capital surplus	99,727	106,916	106,182
Accumulated other comprehensive loss	(66,352)	(79,508)	(38,143)
Retained earnings	1,019,656	998,079	1,015,249
Treasury stock, at cost, 11,559,284, 11,925,803 and 11,954,829 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	(296,091)	(307,313)	(307,842)

Total shareholders’ equity	884,877	846,111	903,383

Total liabilities and shareholders’ equity	$10,407,765	$10,252,572	$10,217,968

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended		Nine months ended
(In thousands except per share data)	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans, including held for sale	$133,860	$129,890	$396,025	$371,080
Interest and dividends on investment securities and federal funds sold	28,771	25,131	83,000	75,283

Total interest income	162,631	155,021	479,025	446,363

Interest expense:
Interest on deposits:
Demand-interest bearing	1,677	2,241	5,472	7,186
Savings and money market accounts	13,501	13,188	41,499	36,015
Certificates and other time deposits	38,464	32,881	111,269	88,308
Interest on securities sold under agreements to repurchase	19,514	15,878	54,304	40,758
Interest on wholesale borrowings	4,321	5,746	15,096	17,306

Total interest expense	77,477	69,934	227,640	189,573

Net interest income	85,154	85,087	251,385	256,790
Provision for loan losses	7,324	12,612	21,501	31,877

Net interest income after provision for loan losses	77,830	72,475	229,884	224,913

Other income:
Trust department income	5,657	5,721	17,349	16,859
Service charges on deposits	17,003	19,250	50,307	53,326
Credit card fees	11,679	11,251	34,490	33,400
ATM and other service fees	3,306	3,301	9,566	9,682
Bank owned life insurance income	3,735	3,042	10,193	11,338
Investment services and insurance	3,007	2,631	8,120	7,809
Investment securities gains, net	—	2	1	22
Loan sales and servicing income	1,411	1,731	8,760	6,009
Other operating income	3,326	2,412	8,144	8,371

Total other income	49,124	49,341	146,930	146,816

Other expenses:
Salaries, wages, pension and employee benefits	41,332	43,248	127,370	133,000
Net occupancy expense	6,188	6,002	19,395	18,671
Equipment expense	2,958	3,097	8,893	8,969
Stationery, supplies and postage	2,463	2,423	7,048	7,279
Bankcard, loan processing and other costs	7,222	7,459	22,299	20,703
Professional services	2,923	5,470	12,277	11,971
Amortization of intangibles	222	222	667	667
Other operating expense	20,722	9,062	48,982	42,840

Total other expenses	84,030	76,983	246,931	244,100

Income before federal income tax expense	42,924	44,833	129,883	127,629
Federal income tax expense	12,662	13,629	38,315	38,800

Net income	$30,262	$31,204	$91,568	$88,829

Other comprehensive income (loss), net of taxes
Unrealized securities’ holding gain (loss), net of taxes	$16,383	$23,868	$11,445	$5,468
Unrealized hedging gain (loss), net of taxes	(1,537)	3	(909)	(747)
Minimum pension liability adjustment, net of taxes	875	—	2,621	—
Less: reclassification adjustment for securities’ gains losses realized in net income, net of taxes	—	1	1	14

Total other comprehensive income (loss), net of taxes	15,721	23,870	13,156	4,707

Comprehensive income	$45,983	$55,074	$104,724	$93,536

Net income applicable to common shares	$30,262	$31,204	$91,568	$88,829

Net income used in diluted EPS calculation	$30,266	$31,209	$91,580	$88,844

Weighted average number of common shares outstanding — basic	80,467	80,066	80,337	80,140

Weighted average number of common shares outstanding — diluted	80,561	80,262	80,483	80,365

Basic earnings per share	$0.38	$0.39	$1.14	$1.11

Diluted earnings per share	$0.38	$0.39	$1.14	$1.11

Dividend per share	$0.29	$0.29	$0.87	$0.85

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine months ended September 30
(In thousands)	2007	2006

Operating Activities
Net income	$91,568	$88,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,501	31,877
Provision for depreciation and amortization	11,527	10,981
Amortization of investment securities premiums, net	554	1,699
Accretion of income for lease financing	(3,209)	(2,828)
Gains on sales and calls of investment securities, net	(1)	(22)
Decrease (increase) in interest receivable	156	(4,796)
Increase in interest payable	2,785	10,469
Increase in employee pension liability	2,918	6,221
Increase in bank owned life insurance	(9,029)	(7,320)
Decrease in Ohio franchise tax payable	—	(10,629)
Originations of loans held for sale	(189,492)	(234,468)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	183,855	229,279
Losses (gains) on sales of loans, net	515	(138)
Amortization of intangible assets	667	667
Other changes	6,283	(4,450)

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,598	115,371
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	2	—
Available-for-sale — maturities	538,284	642,518
Purchases of available-for-sale investment securities	(617,443)	(461,793)
Net increase in loans and leases, excluding sales	(93,521)	(288,841)
Purchases of premises and equipment	(5,450)	(13,651)
Sales of premises and equipment	325	2,082

NET CASH USED IN INVESTING ACTIVITIES	(177,803)	(119,685)
Financing Activities
Net decrease in demand accounts	(138,456)	(150,751)
Net decrease in savings and money market accounts	(60,330)	(87,445)
Net increase in certificates and other time deposits	108,161	394,179
Net increase (decrease) in securities sold under agreements to repurchase	269,394	(156,997)
Net (decrease) increase in wholesale borrowings	(60,789)	108,025
Cash dividends — common	(69,991)	(68,067)
Purchase of treasury shares	(236)	(65,430)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,969	963

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	50,722	(25,523)

Decrease in cash and cash equivalents	(6,483)	(29,837)
Cash and cash equivalents at beginning of period	200,204	225,953

Cash and cash equivalents at end of period	$193,721	$196,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$125,125	$108,136

Federal income taxes	$33,670	$37,770

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., SF Development Corp and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of September 30, 2007 and 2006 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2006.
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
     The components of investment securities are as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$630,588	$1,460	$(6,275)	$625,773
Obligations of state and political subdivisions	273,337	1,492	(966)	273,863
Mortgage-backed securities	1,393,317	1,952	(24,976)	1,370,293
Other securities	231,706	2,406	(4,635)	229,477

	$2,528,948	$7,310	$(36,852)	$2,499,406

		Fair
	Book Value	Value

Due in one year or less	$159,239	$158,459
Due after one year through five years	1,639,721	1,612,459
Due after five years through ten years	437,431	437,572
Due after ten years	292,557	290,916

	$2,528,948	$2,499,406

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$846,517	$72	$(14,670)	$831,919
Obligations of state and political subdivisions	195,054	1,872	(128)	196,798
Mortgage-backed securities	1,164,205	625	(36,778)	1,128,052
Other securities	249,261	3,282	(1,424)	251,119

	$2,455,037	$5,851	$(53,000)	$2,407,888

	Amortized	Fair
	Cost	Value

Due in one year or less	$376,918	$373,502
Due after one year through five years	1,580,074	1,534,847
Due after five years through ten years	274,173	271,978
Due after ten years	223,872	227,561

	$2,455,037	$2,407,888

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Government agency obligations	$892,116	$412	$(16,932)	$875,596
Obligations of state and political subdivisions	132,159	2,117	(33)	134,243
Mortgage-backed securities	1,150,847	520	(38,692)	1,112,675
Other securities	248,382	2,967	(1,379)	249,970

	$2,423,504	$6,016	$(57,036)	$2,372,484

		Fair
	Book Value	Value

Due in one year or less	$330,507	$326,367
Due after one year through five years	1,822,233	1,773,279
Due after five years through ten years	110,046	108,649
Due after ten years	160,718	164,189

	$2,423,504	$2,372,484

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits and for purposes required or permitted by law amounted to approximately $2.0 billion at September 30, 2007, $1.8 billion at December 31, 2006 and $1.9 billion at September 30, 2006.
     At September 30, 2007, December 31, 2006 and September 30, 2006, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.7 million, $8.7 million and $8.6 million, respectively. At September 30, 2007, December 31, 2006 and September 30, 2006, the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $114.5 million, $114.5 million and $112.8 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At September 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$40,546	$(252)	$446,622	$(6,023)	$487,168	$(6,275)
Obligations of states and political subdivisions	117,616	(942)	1,729	(24)	119,345	(966)
Mortgage-backed securities	235,735	(1,317)	842,173	(23,659)	1,077,908	(24,976)
Other securities	38,479	(1,879)	51,120	(2,756)	89,599	(4,635)

Total temporarily impaired securities	$432,376	$(4,390)	$1,341,644	$(32,462)	$1,774,020	$(36,852)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$69,934	$(66)	$711,861	$(14,603)	$781,795	$(14,669)
Obligations of states and political subdivisions	30,926	(96)	1,722	(32)	32,648	(128)
Mortgage-backed securities	43,585	(12)	1,015,354	(36,767)	1,058,940	(36,779)
Other securities	9,790	(9)	59,918	(1,415)	69,707	(1,424)

Total temporarily impaired securities	$154,235	$(183)	$1,788,855	$(52,817)	$1,943,090	$(53,000)

	At September 30, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$30,033	$(27)	$745,151	$(16,905)	$775,184	$(16,932)
Obligations of states and political subdivisions	—	—	2,315	(33)	2,315	(33)
Mortgage-backed securities	38,613	(800)	1,025,683	(37,892)	1,064,296	(38,692)
Other securities	—	—	60,915	(1,379)	60,915	(1,379)

Total temporarily impaired securities	$68,646	$(827)	$1,834,064	$(56,209)	$1,902,710	$(57,036)

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
     The activity within the ALL for the quarter and nine months ended September 30, 2007 and 2006 and the full year ended December 31, 2006 is shown in the following table:

     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2006 Form 10-K, more fully describe the components of the allowance for loan loss model.

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended	Year Ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2007	2006	2007	2006	2006

Allowance for loan losses-beginning of period	$94,432	$87,727	$91,342	$90,661	$90,661
Loans charged off:
Commercial	3,227	6,731	4,887	22,883	32,628
Mortgage	1,510	459	4,068	1,157	1,670
Installment	4,531	4,832	13,598	15,386	20,682
Home equity	1,095	1,112	3,393	2,878	3,847
Credit cards	1,969	2,315	6,393	6,040	8,294
Leases	15	4	41	61	3,607

Total charge-offs	12,347	15,453	32,380	48,405	70,728

Recoveries:
Commercial	1,105	566	3,994	2,948	3,734
Mortgage	—	9	8	95	142
Installment	2,110	2,219	6,316	8,330	10,340
Home equity	519	333	1,083	1,018	1,293
Credit cards	504	585	1,452	1,619	2,123
Manufactured housing	82	102	252	372	451
Leases	82	55	243	240	303

Total recoveries	4,402	3,869	13,348	14,622	18,386

Net charge-offs	7,945	11,584	19,032	33,783	52,342
Allowance related to loans held for sale	—	—	—	—	(23,089)
Provision for loan losses	7,324	12,612	21,501	31,877	76,112

Allowance for loan losses-end of period	$93,811	$88,755	$93,811	$88,755	$91,342

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At September 30, 2007			At December 31, 2006			At September 30, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:

Deposit base intangible assets	$10,137	7,939	$2,198	$10,137	7,272	$2,865	$10,137	7,049	$3,088

Unamortizable intangible assets:

Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended September 30, 2007 and 2006. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at September 30, 2007:
For the years ended:

December 31, 2007	$889
December 31, 2008	573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	42

$2,198

     During the fourth quarter of 2006, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

BASIC EPS:
Net income applicable to common shares	$30,262	$31,204	$91,568	$88,829

Average common shares outstanding	80,467	80,066	80,337	80,140

Net income per share — basic	$0.38	$0.39	$1.14	$1.11

DILUTED EPS:

Net income available to common shares	$30,262	$31,204	$91,568	$88,829
Add: interest expense on convertible bonds	4	5	12	15

	$30,266	$31,209	$91,580	$88,844

Avg common shares outstanding	80,467	80,066	80,337	80,140
Add: Equivalents from stock options and restricted stock	52	149	102	176
Add: Equivalents-convertible bonds	42	47	44	49

Average common shares and equivalents outstanding	80,561	80,262	80,483	80,365

Net income per common share — diluted	$0.38	$0.39	$1.14	$1.11

     For the quarters ended September 30, 2007 and 2006, options to purchase 6.4 million and 6.7 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
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
     Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance relationships with customers, Management moved to a line of business model during the first quarter of 2007. Accordingly, prior period information has been reclassified to reflect this change.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the quarter and nine month periods endedSeptember 30, 2007 and 2006 and the full year ended December 31, 2006:

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2007	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$38,466	$112,985	$48,217	$144,460	$4,479	$13,414	$(6,008)	$(19,474)	$85,154	$251,385
Provision for loan losses	(277)	4,919	5,492	14,529	309	2,060	1,800	(7)	7,324	21,501
Other income	9,333	31,716	27,035	78,433	8,929	26,436	3,827	10,345	49,124	146,930
Other expenses	18,569	59,352	48,664	143,964	8,956	27,021	7,841	16,594	84,030	246,931
Net income	19,179	52,278	13,712	41,859	2,693	6,999	(5,322)	(9,568)	30,262	91,568
AVERAGES :
Assets	$3,776,936	$3,741,925	$3,000,618	$3,006,717	$340,311	$342,835	$3,242,874	$3,229,778	$10,360,739	$10,321,255
Loans	3,806,630	3,758,090	2,841,624	2,849,200	338,513	341,648	25,009	29,240	7,011,776	6,978,178
Earnings assets	3,835,118	3,799,672	2,893,374	2,899,278	338,511	341,735	2,446,227	2,438,532	9,513,230	9,479,217
Deposits	1,936,666	1,908,037	4,698,832	4,756,332	428,063	434,369	416,399	393,632	7,479,960	7,492,370
Economic Capital	241,421	245,902	188,464	191,779	47,047	47,566	398,788	382,159	875,720	867,406

Full Year	Commercial	Retail	Wealth	Other	FirstMerit Consolidated
December 31, 2006	YTD	YTD	YTD	YTD	YTD

OPERATIONS:
Net interest income	$148,502	$202,292	$18,192	$(28,613)	$340,373
Provision for loan losses	50,545	19,265	2,142	4,160	76,112
Other income	37,350	109,383	33,502	14,913	195,148
Other expenses	76,246	196,204	35,915	19,722	328,087
Net income	38,389	62,534	8,864	(14,841)	94,946
AVERAGES:
Assets	$3,543,088	$3,019,254	$337,528	$3,230,145	$10,130,015
Loans	3,565,105	2,859,247	335,169	38,817	6,798,338
Earnings assets	3,597,040	2,910,712	335,180	2,418,360	9,261,292
Deposits	2,022,510	4,702,580	389,937	269,119	7,384,146
Economic Capital	250,011	216,268	47,838	375,812	889,929

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2006	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD

OPERATIONS:
Net interest income	$37,998	$110,940	$50,577	$152,222	$4,616	$13,572	$(8,104)	$(19,944)	$85,087	$256,790
Provision for loan losses	6,199	21,355	7,092	10,377	419	1,040	(1,098)	(895)	12,612	31,877
Other income	9,262	28,199	28,300	81,642	8,602	25,436	3,177	11,539	49,341	146,816
Other expenses	20,180	60,234	50,058	153,115	9,102	27,261	(2,357)	3,490	76,983	244,100
Net income	13,572	37,407	14,123	45,741	2,403	6,960	1,106	(1,279)	31,204	88,829
AVERAGE:
Assets	$3,579,068	$3,514,680	$3,030,809	$3,009,749	$336,732	$334,356	$3,192,247	$3,238,807	$10,138,856	$10,097,592
Loans	3,602,442	3,537,447	2,868,258	2,849,510	335,890	331,527	38,003	39,673	6,844,593	6,758,157
Earnings assets	3,634,250	3,569,671	2,918,215	2,902,013	335,890	331,538	2,361,414	2,420,012	9,249,769	9,223,234
Deposits	1,996,871	2,049,790	4,669,505	4,702,671	394,995	379,999	294,506	232,752	7,355,877	7,365,212
Economic Capital	255,424	248,980	218,337	216,584	47,428	48,157	367,652	368,991	888,841	882,712
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149 and SFAS No. 155 in accounting for its derivative activities.
     At September 30, 2007 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS No. 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS No. 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
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
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the

IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS No. 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded in current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded in current earnings. The Corporation implemented a SFAS No. 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are accounted for utilizing the long-haul method of accounting and any hedge ineffectiveness is reported in other operating expense.
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Components of Net Periodic Pension Cost
Service Cost	$1,866	$1,702	$5,599	$5,243
Interest Cost	2,414	2,354	7,241	6,919
Expected return on assets	(2,796)	(2,849)	(8,388)	(8,524)
Amortization of unrecognized prior service costs	41	45	123	135
Cumulative net loss	1,337	1,389	4,010	4,349

Net periodic pension cost	$2,862	$2,641	$8,585	$8,122

	Postretirement Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Components of Net Periodic Postretirement Cost
Service Cost	$222	$187	$667	$560
Interest Cost	434	416	1,302	1,247
Amortization of unrecognized prior service costs	(135)	(135)	(406)	(406)
Cumulative net loss	102	107	305	322

Net periodic postretirement cost	$623	$575	$1,868	$1,723

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2007.

     On May 18, 2006, the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter and nine months ended September 30, 2007, $0.3 million and $1.0 million, respectively was expensed relating to the new defined contribution plan.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Three months ended			Year ended			Three months ended
	September 30, 2007			December 31, 2006			September 30, 2006
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$180,426			$186,029			$185,628
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,949,851	22,011	4.48%	2,050,736	81,207	3.96%	1,993,447	20,012	3.98%
Obligations of states and political subdivisions (tax exempt)	265,608	4,079	6.09%	114,548	7,390	6.45%	114,805	1,925	6.65%
Other securities and federal funds sold	240,318	4,078	6.73%	250,221	15,264	6.10%	252,242	3,924	6.17%

Total investment securities and federal funds sold	2,455,777	30,168	4.87%	2,415,505	103,861	4.30%	2,360,494	25,861	4.35%
Loans held for sale	45,677	789	6.85%	47,449	3,153	6.65%	44,682	812	7.21%
Loans	7,011,776	133,102	7.53%	6,798,338	499,746	7.35%	6,844,593	129,111	7.48%

Total earning assets	9,513,230	164,059	6.84%	9,261,292	606,760	6.55%	9,249,769	155,784	6.68%

Allowance for loan losses	(94,393)			(88,020)			(87,127)
Other assets	761,476			770,714			790,586

Total assets	$10,360,739			$10,130,015			$10,138,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,400,848	—	—	$1,434,539	—	—	$1,407,653	—	—
Demand — interest bearing	714,216	1,677	0.93%	818,735	9,217	1.13%	794,886	2,241	1.12%
Savings and money market accounts	2,224,048	13,501	2.41%	2,271,654	50,083	2.20%	2,246,386	13,188	2.33%
Certificates and other time deposits	3,140,848	38,464	4.86%	2,859,218	123,877	4.33%	2,906,952	32,881	4.49%

Total deposits	7,479,960	53,642	2.85%	7,384,146	183,177	2.48%	7,355,877	48,310	2.61%

Securities sold under agreements to repurchase	1,555,235	19,514	4.98%	1,283,951	56,151	4.37%	1,357,746	15,878	4.64%
Wholesale borrowings	256,356	4,321	6.69%	404,723	24,140	5.96%	367,640	5,746	6.20%

Total interest bearing liabilities	7,890,703	77,477	3.90%	7,638,281	263,468	3.45%	7,673,610	69,934	3.62%
Other liabilities	193,468			167,266			168,752
Shareholders’ equity	875,720			889,929			888,841

Total liabilities and shareholders’ equity	$10,360,739			$10,130,015			$10,138,856

Net yield on earning assets	$9,513,230	86,582	3.61%	$9,261,292	343,292	3.71%	$9,249,769	85,850	3.68%

Interest rate spread			2.94%			3.10%			3.06%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$179,175			$189,498
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,947,441	62,596	4.30%	2,069,081	60,962	3.94%
Obligations of states and political subdivisions (tax exempt)	248,206	11,345	6.11%	97,946	4,942	6.75%
Other securities and federal funds sold	246,227	12,972	7.04%	250,036	11,276	6.03%

Total investment securities and federal funds sold	2,441,874	86,913	4.76%	2,417,063	77,180	4.27%
Loans held for sale	59,165	2,290	5.17%	48,014	2,409	6.71%
Loans	6,978,178	393,830	7.55%	6,758,157	368,772	7.30%

Total earning assets	9,479,217	483,033	6.81%	9,223,234	448,361	6.50%
Allowance for loan losses	(92,661)			(87,968)
Other assets	755,524			772,828

Total assets	$10,321,255			$10,097,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,399,752	—	—	$1,441,568	—	—
Demand — interest bearing	744,778	5,472	0.98%	836,024	7,186	1.15%
Savings and money market accounts	2,267,166	41,499	2.45%	2,273,132	36,015	2.12%
Certificates and other time deposits	3,080,674	111,269	4.83%	2,814,488	88,308	4.19%

Total deposits	7,492,370	158,240	2.82%	7,365,212	131,509	2.39%

Securities sold under agreements to repurchase	1,456,467	54,304	4.98%	1,288,694	40,758	4.23%
Wholesale borrowings	311,892	15,096	6.47%	390,495	17,306	5.93%

Total interest bearing liabilities	7,860,977	227,640	3.87%	7,602,833	189,573	3.33%

Other liabilities	193,120			170,479

Shareholders’ equity	867,406			882,712

Total liabilities and shareholders’ equity	$10,321,255			$10,097,592

Net yield on earning assets	$9,479,217	255,393	3.60%	$9,223,234	258,788	3.75%

Interest rate spread			2.94%			3.17%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     The Corporation recorded third quarter 2007 net income of $30.3 million, or $0.38 per diluted share. This compares with $31.2 million, or $0.39 per diluted share, for the prior-year quarter. Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2007 were 13.71% and 1.16%, respectively, compared with 13.93% and 1.22% for the prior-year quarter.
     For the first nine months of 2007, the Corporation reported net income of $91.6 million, or $1.14 per diluted share, compared with $88.8 million, or $1.11 per diluted share. ROE and ROA were 14.11% and 1.19%, respectively, compared with 13.45% and 1.18% for the prior-year period.
     Net interest margin was 3.61% for the third quarter of 2007 compared with 3.62% for the second quarter of 2007 and 3.68% for the third quarter of 2006. The Corporation experienced a slight contraction in the net interest margin during the third quarter of 2007, compared with the second quarter of 2007, reflecting rising deposit costs from increased certificate of deposit balances. Overall incremental deposit cost increases were largely offset by increased yields on the investment securities portfolio. During the third quarter the Corporation earned higher returns from the investment securities portfolio as cash flows from maturing investments were reinvested into similar instruments with higher yields and slightly longer terms. The decrease in net interest margin compared with the third quarter of 2006 reflected both a shift in consumer preference for higher-costing term deposit products as well as increased deposit costs due to the scheduled upward repricing of renewing and new term deposit products.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $86.6 million in the third quarter of 2007 compared with $85.6 million in the second quarter of 2007 and $85.9 million in the third quarter of 2006. The increase in FTE net interest income compared with the second quarter of 2007 reflected growth in average earning assets of $27.4 million, or 0.29%, offset partly by net interest margin contraction of one basis point. The increase in FTE net interest income compared with the third quarter of 2006 was driven by a $263.5 million, or 2.85%, increase in average earning assets, offset by seven basis points of net interest margin contraction.
     Average loans for the third quarter of 2007 increased $9.0 million, or 0.13%, compared with the second quarter of 2007. Average commercial loans grew $22.8 million, or 0.59%, compared with the second quarter of 2007, offsetting a $10.7 million, or 0.35%, decrease in average consumer loans; comprised of mortgage, installment, home equity, credit card and leases. Compared with the third quarter of 2006, average loans increased $167.2 million, or 2.44%, led by a $193.2 million, or 5.26%, increase in average commercial loans. Average investments for the third quarter of 2007 increased $15.8 million, or 0.65%, compared with the second quarter of 2007. Compared with the third quarter of 2006, average investments increased $95.3 million, or 4.04%. Average investments represent 23.70% of average assets for the third quarter of 2007, compared with 23.64% and 23.28% for the second quarter of 2007 and the third quarter of 2006, respectively.
     Average deposits in the third quarter of 2007 were $7.5 billion, a decrease of $35.2 million, or 0.47%, compared with the second quarter of 2007. Growth in certificates and other time deposits of $91.9 million, or 3.02%, was offset by decreases of $127.2 million in core deposit account balances comprised of demand-non-interest bearing, demand-interest bearing and savings and money market accounts; with savings and money market accounts decreasing $69.6 million, or 3.03%, and demand-interest bearing accounts decreasing $49.7 million, or 6.50%.
     Customer preference for higher yielding deposit product reduced the concentration of core deposits during the third quarter of 2007 resulting in higher deposit costs. A majority of the increase in deposit costs were offset by increased income earned from the investment portfolio. During the quarter the Corporation added higher-yielding investment securities to the balance sheet replacing maturing investments with lower yields and supporting the net interest margin against further contraction pressure.
     Compared with the third quarter of 2006, average deposits increased $124.1 million, or 1.69%. Average certificates and other time deposits increased $233.9 million, or 8.05%.
     Noninterest income net of securities transactions for the third quarter of 2007 was $49.1 million, compared with $48.9 million in the second quarter of 2007, an increase of $0.2 million, or 0.40%. Compared with the third quarter of 2006, noninterest income decreased $0.2 million, or 0.44%. Noninterest income, net of securities gains, as a percentage of net revenue for the third quarter of 2007 was 36.20% compared with 36.37% for the second quarter of 2007 and 36.50% for the third quarter of 2006. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     For the third quarter of 2007, noninterest expense was $84.0 million, an increase of $2.7 million, or 3.26%, from the second quarter of 2007 and an increase of $7.0 million, or 9.15%, from the third quarter of 2006. The increase primarily resulted from a $4.1 million operating loss related to a customer check-kiting fraud. FirstMerit is cooperating with authorities conducting a criminal investigation and intends to pursue legal recourse. Going forward the Corporation expects its normalized run rate of expenses to resume at levels more in line with the first and second quarters of 2007.
     Net charge-offs totaled $7.9 million, or 0.45% of average portfolio loans, in the third quarter of 2007, $7.6 million, or 0.43% of average portfolio loans, in the second quarter of 2007 and $11.6 million, or 0.67% of average portfolio loans, in the third quarter of 2006.
     Nonperforming assets totaled $34.2 million at September 30, 2007, compared with $37.0 million on June 30, 2007 and $72.5 million on September 30, 2006. Nonperforming assets at September 30, 2007 represented 0.49% of period-end loans plus other real estate, compared with 0.52% at June 30, 2007 and 1.05% at September 30, 2006.
     The provision for loan losses was $7.3 million in the third quarter of 2007, compared with $10.0 million in the second quarter of 2007 and $12.6 million in the third quarter of 2006.
     The allowance for loan losses totaled $93.8 million at September 30, 2007, an increase of $5.1 million from September 30, 2006. At September 30, 2007, the allowance for loan losses was 1.34% of period-end loans compared with 1.28% at September 30, 2006.

     The Corporation’s total assets at September 30, 2007 were $10.4 billion, an increase of $155.1 million, or 1.51%, compared with December 31, 2006 and an increase of $189.8 million, or 1.86%, compared with September 30, 2006. The increase from December 31, 2006, was driven by commercial loan growth of $193.9 million, or 5.25%, offset by a $45.5 million, or 47.79% reduction in loans held for sale. The increase in total assets compared with September 30, 2006, was driven by commercial loan growth of $154.3 million, or 4.13%, and growth in the investment securities portfolio of $126.9 million, or 5.35%, offsetting a $46.7 million, or 6.25%, decrease in home equity loans and a $33.4 million, or 5.44%, decrease in mortgage loans.
     Total deposits were $7.4 billion at September 30, 2007, a decrease of $90.6 million, or 1.21%, from December 31, 2006, and an increase of $18.7 million, or 0.25%, from September 30, 2006. Core deposits, which exclude all time deposits, totaled $4.3 billion at September 30, 2007, a decrease of $198.8 million, or 4.40%, from December 31, 2006 and a decrease of $96.4 million, or 2.18%, from September 30, 2006.
     Shareholders’ equity was $884.9 million at September 30, 2007 and the Corporation’s capital position remains strong as tangible equity to assets was 7.24%. The common dividend per share paid in the third quarter 2007 was $0.29.
RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2007 was $85.2 million compared to $85.1 million for the quarter ended June 30, 2006. Net interest income for the nine months ended September 30, 2007 was $251.4 million compared to $256.8 million for the nine months ended September 30, 2006. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.4 million and $0.8 million for the quarters ending September 30, 2007 and 2006, respectively. The FTE adjustment was $4.0 million and $2.0 million for the nine months ending September 30, 2007 and 2006, respectively.
     FTE net interest income for the quarter ended September 30, 2007 was $86.6 million compared to $85.9 million for the three months ended September 30, 2006. The $0.7 million increase in FTE net interest income occurred because the $8.3 million increase in interest income, compared to the same quarter last year, was more than the $7.6 million increase in interest expense during the same period.

     In a similar analysis, FTE net interest income for the nine months ended September 30, 2007 was $255.4 million compared to $258.8 million for the nine months ended June 30, 2006. The $3.4 million decrease in FTE net interest income occurred because the $38.1 million increase in interest expense, compared to the same quarter last year, was more than the $34.7 million increase in interest income during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rising interest rate environment.

	Quarters ended September 30, 2007 and 2006			Nine months ended September 30, 2007 and 2006
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$1,693	$2,576	$4,269	$2,789	$6,848	$9,637
Loans held for sale	18	(41)	(23)	496	(615)	(119)
Loans	3,169	822	3,991	12,206	12,852	25,058
Federal funds sold	40	(1)	39	87	9	96

Total interest income — FTE	$4,920	$3,356	$8,276	$15,578	$19,094	$34,672

INTEREST EXPENSE
Demand deposits-interest bearing	$(213)	$(351)	$(564)	$(735)	$(979)	$(1,714)
Savings and money market accounts	(133)	446	313	(94)	5,578	5,484
Certificates of deposits and other time deposits	2,753	2,830	5,583	8,838	14,123	22,961
Securities sold under agreements to repurchase	2,422	1,214	3,636	5,706	7,840	13,546
Wholesale borrowings	(1,849)	424	(1,425)	(3,703)	1,493	(2,210)

Total interest expense	$2,980	$4,563	$7,543	$10,012	$28,055	$38,067

Net interest income — FTE	$1,940	$(1,207)	$733	$5,566	$(8,961)	$(3,395)

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2007 third quarter compared to the same 2006 period was primarily volume driven as higher loan balances increased interest income by $3.2 million during those periods. The table also depicts a three-month increase of $2.9 million in interest expense primarily caused by higher rates paid on customer deposits. The nine-month changes were primarily rate driven as the higher yield on loans increased interest income by $12.9 million while the increase in rates on deposits increased interest expense by $18.7 million.

Net Interest Margin
     The following table provides 2007 FTE net interest income and net interest margin totals as well as 2006 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006

Net interest income	$85,154	$85,087	$251,385	$256,790
Tax equivalent adjustment	1,428	763	4,008	2,000

Net interest income - FTE	$86,582	$85,850	$255,393	$258,790

Average earning assets	$9,513,230	$9,249,769	$9,479,217	$9,223,234

Net interest margin - FTE	3.61%	3.68%	3.60%	3.75%

     Average loans outstanding for the current year and prior year third quarters totaled $7.0 billion and $6.8 billion, respectively. Increases in average loan balances from third quarter 2006 to the third quarter 2007 occurred in commercial, installment loans, credit card loans, and leases, while mortgage loans and home equity loans declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the third quarter 2006, were as follows: commercial loans were up $193.2 million or 5.26%; installment loans, both direct and indirect rose $47.5 million or 2.98%; credit card loans rose $4.2 million or 3.02%; leases increased $5.5 million or 8.66%; mortgage loans were down $32.6 million or 5.27%; and home equity loans were down $50.5 million, or 6.69%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2007 and 2006 third quarters equaled 73.71% and 74.00% of average earning assets, respectively.
     Average deposits were $7.5 billion during the 2007 third quarter, up $124.1 million, or 1.69%, from the same period last year. For the quarter ended September 30, 2007, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $109.8 million, or 2.47%, and represented 58.01% of total average deposits, compared to 60.48% for the 2006 third quarter. Average certificates of deposit (“CDs”) increased $233.9 million, or 8.05%, compared to the prior year quarter due to marketing promotions during the 2007 year. The decrease in core deposits and the corresponding increase in CD’s represent the consumer preference for longer term, higher yielding deposits. Average wholesale borrowings decreased $111.3 million and as a percentage of total interest-bearing funds equaled 3.25% for the 2007 third quarter and 4.79% for the same quarter one year ago. Securities sold under agreements to repurchase increased $197.5 million, and as a percentage of total interest bearing funds equaled 19.71% for the 2007 third quarter and 17.69% for the 2006 third quarter. Average interest-bearing liabilities funded 82.94% of average earning assets in the current year quarter and 82.96% during the quarter ended September 30, 2006.

Other Income
     Other (non-interest) income for the quarter totaled $49.1 million, a decrease of $0.2 million from the $49.3 million earned during the same period one year ago. Other income for the nine months ended September 30, 2007 totaled $146.9 million an increase of $0.1 million from the $146.8 million earned during the nine months ended September 30, 2006.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 36.20%, compared to 36.50% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2007 third quarter as compared to the third quarter of 2006, were as follows: trust department income was $5.7 million, down 1.12%; credit card fees increased $0.4 million, or 3.80%; service charges on deposit accounts totaled $17.0 million, down 11.67% due to changes in customer behavior whereby they are maintaining higher balances to avoid being charged fees; loan sales and servicing income was $1.4 million, a decrease of $0.3 million, primarily attributable to the continued slow down in mortgage originations; bank owned life insurance income was up $0.7 million due to an tax free exchange of policies resulting in higher yields; investment services and insurance fees increased $0.4 million; there were no significant sales of investment securities during the third quarter of 2007 or 2006; and other operating income was up $0.9 million, or 6.01% primarily attributable to a one time gain on the sale of MasterCard stock.
     The primary changes in other income for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, were as follows: trust department income was up $0.5 million, or 2.91%; credit card fees increased $1.1 million, or 3.26%; service charges on deposit accounts totaled $50.3 million, down 5.66% due to changes in customer behavior whereby they are maintaining higher balances to avoid being charged fees; loan sales and servicing income was $8.8 million, an increase of $2.8 million, primarily attributable to the $4.1 million gain on sale from the commercial loan sale which occurred during the first quarter 2007; investment services and insurance fees increased $0.3 million, or 3.98%; there were no significant sales of investment securities during the nine months ended September 30, 2007 or 2006; and other operating income was down $0.2 million primarily due to losses incurred on the sale of other real estate during the first quarter of 2007 and gains on venture capital and other real estate sales that occurred in the first quarter of 2006.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2007	2007	2007	2006	2006

Balance at beginning of period	$19,339	$19,366	$19,575	$19,777	$20,025
Addition of mortgage servicing rights	737	626	477	593	524
Amortization	(646)	(653)	(686)	(795)	(772)
Changes in valuation allowance	—	—	—	—	—

Balance at end of period	$19,430	$19,339	$19,366	$19,575	$19,777

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. There was no valuation allowance at September 30, 2007, December 31, 2006 and September 30, 2006. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at September 30, 2007, December 31, 2006, and September 30, 2006. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $84.0 million for the third quarter 2007 compared to $77.0 million for the same 2006 quarter, a increase of $7.0 million, or 9.15%. Other expenses totaled $246.9 million for the nine months ended September 30, 2007 compared to $244.1 million for the nine months ended September 30, 2006, an increase of $2.8 million, or 1.16%.
     For the three months ended September 30, 2007, decreases in operating costs compared to the third quarter 2006 occurred as follows: salaries, wages, pension and employee benefits fell $1.9 million, primarily due to the reduction of staff from the branch restructurings being realized in 2007; net occupancy expense increased $0.2 million due to higher utility costs; professional services decreased $2.5 million due in part to the consulting services necessary to remediate bank secrecy act issues which have been winding down in 2007; other operating expense increased $11.7 million primarily attributable to a $4.1 million operating loss related to a customer check-kiting fraud in the quarter ended September 30, 2007. During the quarter ended September 30, 2006, the Corporation settled several multi-jurisdictional nonincome tax audits which reduced other nonincome tax expense by $7.0 million.
For the nine months ended September 30, 2007, decreases in operating costs compared to the first nine months of 2006 occurred as follows: salaries, wages, pension and employee benefits fell $5.6 million, primarily due to the reduction of staff from the branch restructurings being realized in 2007 and the one time expense for the accelerated vesting of retirement eligible executives in the 2006 second quarter equity grants; bankcard, loan processing and other costs increased $1.6 million, primarily attributable to the losses associated with credit card fraud; professional services increased $0.3 million due in part to the consulting services necessary to remediate bank secrecy act issues winding down in the third quarter of 2007; other operating expense increased $6.1 million primarily attributable to a $4.1 million operating loss related to a customer check-kiting fraud in the quarter ended September 30, 2007 and offset by the $3.1 million reduction in marketing expense and various other expense reductions which occurred in the second quarter of 2007. During the quarter ended September 30, 2006, the Corporation settled several multi-jurisdictional nonincome tax audits which reduced other nonincome tax expense by $7.0 million
     The efficiency ratio of 61.76% for third quarter 2007 increased 498 basis points over the efficiency ratio of 56.78% recorded for the third quarter, 2006. The efficiency ratio for the three months ended September 30, 2007 indicates 61.76 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $12.7 million and $13.6 million for the quarters ended September 30, 2007 and 2006, respectively. The effective federal income tax rate for the third quarter 2007 was 29.50%, compared to 30.40% for the same quarter 2006. For the nine months ended September 30, 2007 and 2006, respectively, the effective tax rate was 29.50% and 30.40%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2006 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability would have been included in the contractual obligations table in December 31, 2006 Form 10-K MD&A. Current liabilities related to FIN 48 for September 30, 2007 are $2.0 million. It is the Corporation’ policy to accrue interest and penalties in accrued taxes and recognized in the consolidated statements of income and comprehensive income as income taxes. This was also the Corporation’s policy prior to the adoption of FIN 48.

FINANCIAL CONDITION
Investment Securities
     The September 30, 2007 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report. These securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.

Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
Allowance for Loan Losses	September 30,		December 31,		September 30,
(In thousands)	2007		2006		2006
Allowance for loan losses-beginning of period	$94,432		$90,661		$87,727
Provision for loan losses	7,324		76,112		12,612
Net charge-offs	(7,945)		(52,342)		(15,453)
Allowance related to loans held for sale/sold	—		(23,089)		3,869

Allowance for loan losses-end of period	$93,811		$91,342		$88,755

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,553		$6,072		$5,716
Provision for credit losses	856		222		591

Balance at end of period	$7,409		$6,294		$6,307

Allowance for Credit Losses	$101,220		$97,636		$95,062

Annualized net charge-offs and allowance related to loans held for sale/sold as a % of average loans	0.45%		1.11%		0.67%

Annualized net charge-offs as a % of average loans	0.45%		0.77%		0.67%

Allowance for loan losses:
As a percentage of loans outstanding	1.34%		1.33%		1.28%

As a percentage of nonperforming loans	314.22%		168.03%		143.73%

As a multiple of annualized net charge offs	2.98	X	1.75	X	1.93	X

Allowance for credit losses:
As a percentage of loans outstanding	1.44%		1.42%		1.37%

As a percentage of nonperforming loans	339.04%		179.60%		153.94%

As a multiple of annualized net charge offs and allowance related to loans held for sale	3.21	X	1.21	X	2.07	X

     The allowance for credit losses increased $0.2 million from June 30, 2007 to September 30, 2007, and increased $6.2 million from September 30, 2006 to September 30, 2007. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At September 30, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)

Individually Impaired Loan Component:
Loan balance	$3,541	$13,317	$—	$—	$—	$—	$—	$16,858
Allowance	1,448	1,610	—	—	—	—	—	3,058
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	24,586	100	3,683					28,369
Grade 1 allowance	55	—	10					65
Grade 2 loan balance	193,502	127,428	5,104					326,034
Grade 2 allowance	969	574	30					1,573
Grade 3 loan balance	446,125	423,833	33,041					902,999
Grade 3 allowance	2,251	3,007	193					5,451
Grade 4 loan balance	902,404	1,554,762	26,446					2,483,612
Grade 4 allowance	14,744	21,150	519					36,413
Grade 5 (Special Mention) loan balance	62,004	77,594	—					139,598
Grade 5 allowance	3,775	3,756	—					7,531
Grade 6 (Substandard) loan balance	32,185	26,271	74					58,530
Grade 6 allowance	4,702	3,108	10					7,820
Grade 7 (Doubtful) loan balance	147	186	—					333
Grade 7 allowance	40	28	—					68
Consumer loans based on payment status:
Current loan balances			295	1,617,458	698,996	139,017	554,710	3,010,476
Current loans allowance			1	12,602	3,820	3,324	3,930	23,677
30 days past due loan balance			12	10,417	1,472	1,473	12,218	25,592
30 days past due allowance			—	996	301	562	566	2,425
60 days past due loan balance			13	3,577	912	992	2,825	8,319
60 days past due allowance			1	1,011	435	609	437	2,493
90+ days past due loan balance			—	1,779	185	1,504	10,201	13,669
90+ days past due allowance			—	886	148	1,331	872	3,237

Total loans	$1,664,494	$2,223,491	$68,668	$1,633,231	$701,565	$142,986	$579,954	$7,014,389

Total Allowance for Loan Losses	$27,984	$33,233	$764	$15,495	$4,704	$5,826	$5,805	$93,811

	At December 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)

Individually Impaired Loan Component:
Loan balance	$19,394	$41,889	$—	$—	$—	$—	$—	$61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loans allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	$2,164,628	$77,971	$1,619,747	$731,473	$147,553	$608,008	$6,878,873

Total Allowance for Loan Losses	$29,701	$27,239	$1,214	$18,306	$3,151	$6,591	$5,140	$91,342

	At Sepember 30, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)

Individually Impaired Loan Component:
Loan balance	$20,321	24,287	—	—	—	—	—	44,608
Allowance	5,510	4,394	—	—	—	—	—	9,904
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	18,761	2,592	—					21,353
Grade 1 allowance	64	2	—					66
Grade 2 loan balance	153,377	100,147	9,487					263,011
Grade 2 allowance	833	397	59					1,289
Grade 3 loan balance	363,783	398,463	16,159					778,405
Grade 3 allowance	2,374	2,182	120					4,676
Grade 4 loan balance	878,161	1,533,606	27,829					2,439,596
Grade 4 allowance	12,950	13,720	738					27,408
Grade 5 (Special Mention) loan balance	57,041	87,810	501					145,352
Grade 5 allowance	2,731	2,723	27					5,481
Grade 6 (Substandard) loan balance	54,020	40,748	2,509					97,277
Grade 6 allowance	5,598	2,775	297					8,670
Grade 7 (Doubtful) loan balance	347	270	—					617
Grade 7 allowance	120	35	—					155
Consumer loans based on payment status:
Current loan balances			2,715	1,604,263	745,426	135,628	581,486	3,069,518
Current loans allowance			11	15,037	2,051	3,346	2,628	23,073
30 days past due loan balance			181	12,466	1,673	1,711	13,727	29,758
30 days past due allowance			2	1,099	144	602	359	2,206
60 days past due loan balance			62	3,690	602	1,090	4,625	10,069
60 days past due allowance			2	942	135	622	413	2,114
90+ days past due loan balance			33	1,936	606	1,714	13,494	17,783
90+ days past due allowance			3	885	233	1,458	1,134	3,713

Total loans	$1,545,811	2,187,923	59,476	1,622,355	748,307	140,143	613,332	6,917,347

Total Allowance for Loan Losses	$30,180	26,228	1,259	17,963	2,563	6,028	4,534	88,755

     Total charge-offs were $12.3 million for the quarter ended September 30 2007, down $3.1 million, or 20.1%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) decreased $72.5 million and accounted for 5.39% of total commercial loans for the 2007 third quarter compared with criticized commercial asset levels of 7.54% at September 30, 2006.
     Commercial charge-offs were down $3.5 million over the prior year third quarter primarily as a result of the loan sale that occurred in the first quarter 2007. Loans past due 90 days or more accruing interest were down $2.6 million or 24.40% from the linked quarter ended June 30, 2006 and down $2.2 million or 14.39% from year ago quarter ended September 30, 2006 reflecting the favorable trends in the retail portfolio.

Loans
     Total loans outstanding at September 30, 2007 were $7.0 billion compared to $6.9 billion at December 31, 2006 and $6.8 billion at September 30, 2006.
     The commercial loan portfolio for the 2007 third quarter increased by 4.13% over the prior year third quarter, while criticized commercial loans were down 25.20% over the prior year third quarter, demonstrating prudent loan growth and an improving credit profile. While the Corporation originated $78.9 million of mortgage loans in the third quarter 2007, compared to $81.5 million in same quarter of 2006, and $380.8 million for the full year ended December 31, 2006, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 can be found under the Net Interest Income sub-caption in this report.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Commercial loans	$3,887,985	$3,694,121	$3,733,734
Mortgage loans	579,954	608,008	613,332
Installment loans	1,633,231	1,619,747	1,622,355
Home equity loans	701,565	731,473	748,307
Credit card loans	142,986	147,553	140,143
Leases	68,668	77,971	59,476

Total loans	$7,014,389	$6,878,873	$6,917,347

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
September 30, 2007
(Dollars in thousands)
Due in one year or less	$1,747,360
Due after one year but within five years	1,734,661
Due after five years	405,964

Totals	$3,887,985

Due after one year with a predetermined fixed interest rate	$996,521
Due after one year with a floating interest rate	1,144,104

Totals	$2,140,625

     The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At September 30, 2007, $576.6 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.

     The following table summarizes the Corporation’s nonperforming assets:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Nonperforming commercial loans	$20,165	$45,045	$52,621
Other nonaccrual loans:	9,690	9,317	9,132

Total nonperforming loans	29,855	54,362	61,753
Other real estate (“ORE”)	4,344	9,815	10,711

Total nonperforming assets	$34,199	$64,177	$72,464

Loans past due 90 day or more accruing interest	$13,107	$16,860	$15,311

Total nonperforming assets as a percentage of total loans and ORE	0.49%	0.93%	1.05%

     The allowance for credit losses covers nonperforming loans by 339.04% at September 30, 2007 compared to 153.94% at the end of the prior year quarter. This increase is primarily attributable to the decrease in nonperforming commercial loans. See Note 1 (Summary of Significant Accounting Policies) of the 2006 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Period End
(Dollars in thousands)	3Q07	2Q07	1Q07	4Q06	3Q06

Nonaccrual commercial loans beginning of period	$20,877	$17,049	$45,045	$52,621	$41,927

Credit Actions:
New	8,632	7,579	5,983	27,087	31,619
Loan and lease losses	(3,033)	(890)	—	(24,592)	(4,006)
Charged down	(3,310)	(1,055)	(448)	(3,616)	(2,725)
Return to accruing status	(1,923)	(131)	—	(3,985)	(773)
Payments and tranfers to ORE	(1,078)	(1,675)	(7,199)	(2,470)	(13,421)
Sales		—	(26,332)	—	—

Nonaccrual commercial loans end of period	$20,165	$20,877	$17,049	$45,045	$52,621

     Nonaccrual commercial loans have decreased $32.5 million from the third quarter of 2006 and decreased $0.7 million from the second quarter of 2007. As reflected above, $26.3 million of nonaccrual loans were sold in March 2007.

Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2007		December 31, 2006		September 30, 2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Non-interest DDA	$1,400,848	—	$1,434,539	—	$1,407,653	—
Interest-bearing DDA	714,216	0.93%	818,735	1.13%	794,886	1.12%
Savings and money market	2,224,048	2.41%	2,271,654	2.20%	2,246,386	2.33%
CDs and other time deposits	3,140,848	4.86%	2,859,218	4.33%	2,906,952	4.49%

Total customer deposits	7,479,960	2.85%	7,384,146	2.48%	7,355,877	2.61%

Securities sold under agreements to repurchase	1,555,235	4.98%	1,283,951	4.37%	1,357,746	4.64%
Wholesale borrowings	256,356	6.69%	404,723	5.96%	367,640	6.20%

Total funds	$9,291,551		$9,072,820		$9,081,263

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.1 billion during the 2007 third quarter, down $87.5 million, or 3.97%, from the third quarter 2006. Savings deposits, including money market savings accounts, averaged $2.2 billion, $22.3 million or 0.99% lower than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” dropped $109.8 million, or 2.47%, and represented 58.01% of total average deposits for the second quarter 2007, compared to 60.48% last year. The drop was attributable to intense competition for core deposits within the Corporation’s regional banking areas.
     During the 2007 third quarter, the weighted-average yield paid on interest-bearing core deposits at 2.07% was 4 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $3.1 billion for the third quarter, up 8.05% from the same quarter last year. Average rates paid on CDs rose 37 basis points from 4.49% in the 2006 quarter to 4.86% this year. On a percentage basis, average CDs were 39.80% and 37.88%, respectively, of total interest-bearing funds for the June 30, 2007 and 2006 quarters.
     Securities sold under agreements to repurchase increased to 19.71% of interest-bearing funds during the three months ended September 30, 2007 from 17.69% for the September 30, 2006 quarter. Interest-bearing liabilities funded 82.94% of average earning assets during the quarter ended September 30, 2007 and 82.96% during the quarter ended September 30, 2006. Wholesale funds decreased to 3.25% of interest-bearing funds during the third quarter 2007 from 4.79% in the year ago quarter. In summary, the decrease in average core deposits during the quarter compared to the same period in 2006 was partially offset by the decrease in higher rate wholesale borrowings. The funding mix from higher priced wholesale borrowings towards less expensive CDs has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2007:

Maturing in:	Amount
(In thousands)

Under 3 months	$521,986
3 to 6 months	164,597
6 to 12 months	158,494
Over 1 year through 3 years	61,607
Over 3 years	14,268

$920,952

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2007 and 2006:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points

September 30, 2007	(2.78%)	(1.07%)	0.07%	(0.02%)
September 30, 2006	(3.42%)	(0.94%)	0.21%	0.02%
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
     The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2007 and 2006:

     Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points

September 30, 2007	(9.77%)	(3.09%)	(0.85%)	(3.54%)
September 30, 2006	(12.05%)	(4.55%)	1.62%	1.45%
Capital Resources
     Shareholders’ equity at September 30, 2007 totaled $884.9 million compared to $846.1 million at December 31, 2006 and $903.4 million at September 30, 2006.
     The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
	2007		2006		2006
			(Dollars in thousands)
Consolidated
Total equity	$884,877	8.50%	$846,111	8.25%	$903,383	8.84%
Common equity	884,877	8.50%	846,111	8.25%	903,383	8.84%
Tangible common equity (a)	743,432	7.24%	704,001	6.96%	761,050	7.55%
Tier 1 capital (b)	831,234	10.27%	804,959	10.07%	820,643	10.13%
Total risk-based capital (c)	993,239	12.27%	993,716	12.44%	1,006,659	12.43%
Leverage (d)	$831,234	8.10%	$804,959	7.95%	$820,643	8.15%

Bank Only
Total equity	$742,324	7.14%	$704,047	6.87%	$738,306	7.23%
Common equity	742,324	7.14%	704,047	6.87%	738,606	7.23%
Tangible common equity (a)	600,879	5.86%	561,937	5.56%	595,973	5.92%
Tier 1 capital (b)	775,647	9.60%	750,912	9.41%	742,438	9.18%
Total risk-based capital (c)	934,313	11.57%	936,720	11.74%	925,588	11.45%
Leverage (d)	$775,647	7.56%	$750,912	7.42%	$742,438	7.38%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31,

1993. At September 30, 2007, the Corporation’s risk-based capital equaled 12.27% of risk-adjusted assets, exceeding minimum guidelines.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $507.3 million at September 30, 2007.
     Funding Trends for the Quarter — During the three months ended September 30, 2007, total average deposits increased $35.2 million from the previous quarter and $24.6 million of higher rate wholesale borrowings were repaid.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the quarter ended September 30, 2007, FirstMerit Bank paid $24.0 million in dividends to FirstMerit Corporation. As of September 30, 2007, FirstMerit Bank had an additional $46.7 million available to pay dividends without regulatory approval.

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
Forward-looking Safe-harbor Statement
     Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detailed from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the Corporation’s 2006 Annual Report on Form 10-K, as well as the following:
•	The Corporation faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud, deterioration in commercial and residential real estate values, and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.
•	While the Corporation attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, the Corporation may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.
•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce the Corporation’s customer base, its level of deposits, and demand for financial products such as loans.
•	If the Corporation is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.
•	Increased competition with other financial institutions or an adverse change in the Corporation’s relationship with a number of major customers could reduce the Corporation’s net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If the Corporation were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.
•	The Corporation is party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.
•	The financial services industry is undergoing rapid technological changes. If the Corporation is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services many increase significantly.
•	The Corporation’s business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Holding Company, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.
•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. The Corporation attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on the Corporation’s business and negative impact on the results of operations.
•	The Corporation’s vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on the results of operations.
•	The Corporation could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated site, could have a negative effect on the Corporation’s expenses and results of operations.
•	New accounting or tax pronouncements or interpretation may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact the Corporation’s results of operations and financial position.
•	The Corporation’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, the Corporation’s business and a negative impact on the results of operations.
•	As a bank holding company that conducts substantially all of its operation through its subsidiaries, the ability of the Corporation to pay dividends, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Corporation. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.
•	The Corporation’s controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.
•	The Corporation’s articles of incorporation and by-laws as well as certain banking laws, may have an anti-takeover effect.
Other factors not currently anticipated may also materially and adversely affect the Corporation’s results of operations, cash flows and financial position. There can be no assurance that future results will meet expectations. While the Corporation believes that the forward-looking statements in this report are reasonable, the reader should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. The Corporation does not undertake, and expressly disclaims, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of its common shares during the third quarter of the 2007 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs

Balance as of June 30, 2007				396,272

July 1, 2007 — July 31, 2007	14,710	$21.07	—	396,272
August 1, 2007 — August 31, 2007	6,243	20.75	—	396,272
September 1, 2007 — September 30, 2007	1,520	22.48	—	396,272

Balance as of September 30, 2007:	22,473	$21.08	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	22,473 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 5. OTHER INFORMATION
On October 18, 2007, the Board of Directors, acting on the recommendation of the Corporate Governance and Nominating Committee, approved revisions to its Corporate Governance Guidelines (the “Guidelines”). The Guidelines are furnished as Exhibit 99.1 to this report on Form 10‑Q and are also available under the investors tab on the Company’s website, www.firstmerit.com. Information under the heading “IV. Selection of Directors” in the Guidelines provides provisions applicable to the recommendation or nomination of director candidates.

ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit
Number

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10‑Q for the period ending June 30, 2007).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 10‑Q for the period ending June 30, 2007).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation (filed herewith).

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).

99.1	FirstMerit Corporation Corporate Governance Guidelines (filed herewith).

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

Date: November 2, 2007