Form 10-K
period 2007-12-31
FIRSTMERIT CORP /OH/
filed 2008-02-22
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10161

FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
III Cascade Plaza, 7th Floor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)
(330) 996-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,686,807,121 based on the closing sale price as reported on The NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2008
Common Stock, no par value	80,480,427 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2008 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

BUSINESS OF FIRSTMERIT

Overview

Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $10.4 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2007, FirstMerit Bank, N.A. (“FirstMerit Bank”), one of the Corporation’s principal subsidiaries, operated a network of 159 full service banking offices and 176 automated teller machines. Its offices span a total of 26 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Sandusky, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 558,444 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 2,755 employees at December 31, 2007.

Subsidiaries and Operations

Through its subsidiaries, FirstMerit operates primarily as a line of business banking organization, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout northern and central Ohio, and western Pennsylvania. FirstMerit’s banking subsidiary is FirstMerit Bank.

Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance relationships with customers, the Corporation moved to a line of business model during the first quarter of 2007. The major lines of business are Commercial, Retail, Wealth and Other. Accordingly, prior period information has been reclassified to reflect this change. Note 15 (Segment Information) to the consolidated financial statements provides performance data for these lines of business.

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

FirstMerit Bank is the parent corporation of 14 wholly-owned subsidiaries a complete list of which is set forth in Exhibit 21 filed as an attachment to this Annual Report on Form 10-K. FirstMerit Mortgage Corporation located in

Canton, Ohio, originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. In 1993, FirstMerit Credit Services (“FirstMerit Credit Services”) and FirstMerit Securities, Inc. (“FirstMerit Securities”) were organized. FirstMerit Credit Services Company formerly conducted business as FirstMerit Leasing and provides lease financing and related services, while FirstMerit Securities, Inc. offers securities brokerage services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), which formerly conducted business as a broker and servicer of manufactured housing finance contracts. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and in, 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans and assigned all related servicing obligations. MCI continues to wind up business and sprovides servicing for a diminishing pool of contracts issued previously in connection with certain correspondent bank relationships and programs.

FirstMerit Bank is also the parent corporation of FirstMerit Insurance Group, Inc., FirstMerit Insurance Agency, Inc. a life insurance and financial consulting firm an insurance agency licensed to sell life insurance products and annuities, FirstMerit Title Agency, Inc. and FirstMerit Mortgage Reinsurance Company, Inc.

Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which financial institution subsidiaries can pay dividends or otherwise supply funds to FirstMerit. Additional information regarding FirstMerit’s business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Competition

The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. Primary financial institution competitors include National City Bank, Key Bank, Huntington Bank, US Bank and Fifth Third Bank.

Under the Gramm-Leach-Bliley Act, effective March 11, 2000 (“GLBA”), securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. GLBA continues to change the competitive environment in which FirstMerit and its subsidiaries conduct business and thereby engage in broader activities than previously allowed for bank holding companies under the BHCA.

Mergers between financial institutions within and outside of Ohio continue to add competitive pressure. FirstMerit competes in its markets by offering high quality personal services at a competitive price.

PROMPT FILINGS

This report on Form 10-K has been posted on the Corporation’s website, www.firstmerit.com, on the date of filing with the Securities and Exchange Commission (“SEC”), and the Corporation intends to post all future filings of its reports on Forms 10-K, 10-Q and 8-K on its website on the date of filing with the SEC in accordance with the prompt notice requirements of the SEC.

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

On November 20, 2006, the Company announced that FirstMerit Bank executed a “Stipulation and Consent to the Issuance of a Consent Order,” with its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”), consenting to the issuance of a Consent Order by the OCC. Statements in this report concerning statutory or regulatory provisions or their impact on the Corporation and its operations are not intended to be comprehensive and are qualified by reference to such statutory or regulatory provisions and, to the extent applicable, to our formal written agreement with the OCC.

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

Securities and Exchange Commission and NASDAQ.  FirstMerit is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “FMER,” and is subject to the rules of NASDAQ.

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

The BHCA restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit Bank and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board.

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to FirstMerit. FirstMerit has stongcorporate governance policies and practices, including an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, Corporate Governance and Nominating Committee Charter, and Code of Business Conduct and Ethics. The Board of Directors reviews FirstMerit’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

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

The adoption of GLBA also represented a significant change in the financial services industry. GLBA repealed many of the provisions of the Glass-Steagall Act in order to permit commercial banks, among other things, to have affiliates that engage in securities brokerage activities and make merchant banking investments in accordance with certain restrictions. The most recent change under GLBA was the adoption of Regulation R in 2007, relating to the scope of securities agency activities banks may conduct without registering as brokers with the SEC. GLBA authorizes bank holding companies that meet certain requirements to operate as a new type of financial holding company and offer a broader range of financial products and services than are generally permitted by banks themselves. FirstMerit has not elected to become a financial holding company under this new regulatory framework.

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

FirstMerit’s banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value to FirstMerit and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates also are generally required to be on arm’s-length terms.

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

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of FirstMerit Bank, the Corporation is subject to such provisions.

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

FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2007, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance

On February 8, 2006, the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) into law. Under the Reform Act, the Bank Insurance Fund and the Savings Association Insurance Fund merged into a new fund, the Deposit Insurance Fund (“DIF”). Final rules under the Reform Act became effective in 2007, which established a base assessment schedule for DIF premiums. Under the final rules, insurance premium assessments for banks with over $10 billion in assets will be determined by factors including the bank’s CAMEL component ratings and, if available, long-term debt issuer ratings. The final rules also provide that the FDIC will apply an assessment credit to offset 100% of a bank’s premium charge in 2008, 2009 and 2010 until it is exhausted. Based on its current CAMEL ratings and deposit balances, FirstMerit expects that its credit will be exhausted in 2009 and to incur FDIC insurance assessments of $0.8 million in 2008 and $4.8 million in 2009.

Changes in the insurance assessment rate could have a material adverse effect on FirstMerit’s earnings. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for FirstMerit’s subsidiary depository institution could have a material adverse effect on FirstMerit’s earnings.

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

The subprime lending crisis and the rate of mortgage loan foreclosures has negatively impacted the banking industry and financial markets generally.

Delinquencies and foreclosure rates for subprime mortgages have increased significantly in recent months, adversely affecting housing prices, weakening the housing market, and negatively impacting the financial and capital markets generally and banking industry segments more specifically. While FirstMerit believes it has offered adjustable rate mortgage products in a safe and sound manner, the subprime lending crisis and its various negative effects could have a material adverse effect on our performance and profitability.

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

Our organizational documents and our regulated industry may have the effect of discouraging a third party from making an acquisition of FirstMerit by means of a tender offer, proxy contest or otherwise.

Certain provision of our amended and restated articles of incorporation and amended and restated code of regulations, as well as aspects of the BHCA and other governing statutes and regulations, may have the effect of discouraging a tender offer or other takeover attempt not previously approved by our Board of Directors.

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

FirstMerit Bank

The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 124,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 98 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 61 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Corporation, and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

In October 2007, the Corporation, as a member bank of Visa U.S.A., Inc. received shares of restricted stock in Visa, Inc. as a result of its participation in the global restructuring of Visa U.S.A., in preparation of for an initial public offering by Visa. The Corporation and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa (“Covered Litigation”). Visa announced on November 7, 2007 the settlement of the litigation that involved American Express and, accordingly, the Corporation recorded a charge of $1.7 million for its proportionate share of this settlement. Additionally, on December 21, 2007, Visa filed its annual report on Form 10-K with the SEC and reported that a litigation reserve related to the litigation involving Discover had been recorded, and accordingly, the Corporation also established a reserve of $0.6 million for its proportionate share of this matter.

We understand that the SEC provided further guidance in December 2007 on the accounting treatment for the contingent obligation to indemnify Visa under its bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from indemnified litigation that has not yet been settled, clarifying that a member bank such as FirstMerit must recognize its obligation at its established fair value.

Management is aware that pursuant to the loss sharing and judgment sharing agreements executed with Visa, the Corporation will have additional liabilities beyond the amounts accrued in the fourth quarter of 2007. The Corporation is not a named defendant in the pending Covered Litigation matters and has been unable to obtain relevant information about the specific pending litigation matters beyond American Express and Discover from representatives of Visa upon which to make any additional assessments.

Visa has publicly stated that payments related to the Covered Litigation will be funded from an escrow account to be established with a portion of the proceeds from its planned initial public offering. The Corporation expects that its proportional share of the proceeds of the planned initial public offering by Visa will more than offset any additional liability the Corporation may have related to the Covered Litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the executive officers of FirstMerit as of December 31, 2007. Unless otherwise stated, each listed position was held on January 1, 2003.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Paul G. Greig	52	05/18/06	Chairman, President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; previously President and Chief Executive Officer of Charter One Bank-Illinois
Terrence E. Bichsel	58	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank
Kenneth Dorsett	53	09/10/07	Executive Vice President, Wealth Management Services since September 10, 2007; previously President and Chief Executive Officer of Everest Advisors, Inc.
Mark J. Grescovich	42	10/18/02	Executive Vice President Commercial Banking of FirstMerit since July, 2006; previously Executive Vice President and Chief Corporate Banking Officer of FirstMerit Bank
William Richgels	57	05/01/07	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President & Senior Credit Officer of JPMorganChase
Julie A. Robbins	44	02/09/07	Executive Vice President, Retail, since February 9, 2007; previously Senior Vice President, Washington Mutual
Terry E. Patton	58	04/10/85	Executive Vice President, Counsel and Secretary of FirstMerit and FirstMerit Bank
Larry A. Shoff	50	09/01/99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FirstMerit’s common shares are quoted on The NASDAQ Stock Market under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)

			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-06	24.71	24.49	0.28	10.91
06-30-06	22.58	20.94	0.28	10.88
09-30-06	23.73	23.14	0.29	11.28
12-31-06	24.68	24.10	0.29	10.56
03-31-07	21.31	20.88	0.29	10.78
06-30-07	21.30	20.91	0.29	10.71
09-30-07	20.29	19.62	0.29	11.00
12-31-07	20.39	19.80	0.29	11.24

(1)	This table sets forth the high and low closing bid quotations and dividend rates for FirstMerit Corporation during the periods listed. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

On February 4, 2008, there were approximately 31,073 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common stock during the fourth quarter of the 2007 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased(1)	Paid per Share	or Programs(2)	Plans or Programs

Balance as of September 30, 2007:				396,272
October 1, 2007 — October 31, 2007	776	$21.01	—	396,272
November 1, 2007 — November 30, 2007	4,680	$23.47	—	396,272
December 1, 2007 — December 31, 2007	610	$23.22	—	396,272

Balance as of December 31, 2007:	6,066	$23.13	—	396,272

(1)	6,066 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.

(2)	On January 19, 2006 the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (“the “Prior Repurchase Plan”). FirstMerit had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)

Results of Operations
Interest income	$636,994	$603,841	$541,446	$497,395	$567,269
Conversion to fully-tax equivalent	5,494	2,919	2,621	2,712	2,584

Interest income*	642,488	606,760	544,067	500,107	569,853
Interest expense	299,448	263,468	192,451	146,590	173,656

Net interest income*	343,040	343,292	351,616	353,517	396,197
Provision for loan losses	30,835	76,112	43,820	73,923	102,273

Net interest income after provision for loan losses*	312,205	267,180	307,796	279,594	293,924
Other income	196,923	195,148	190,466	174,285	198,323
Other expenses	330,226	328,087	313,508	311,929	315,067

Income before federal income taxes*	178,902	134,241	184,754	141,950	177,180
Federal income taxes	50,381	36,376	51,650	36,024	52,939

Fully-tax equivalent adjustment	5,494	2,919	2,621	2,712	2,584
Federal income taxes*	55,875	39,295	54,271	38,736	55,523
Income before cumulative effect of change in accounting principle	123,027	94,946	130,483	103,214	121,657
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(688)

Net income	$123,027	$94,946	$130,483	$103,214	$120,969

Per share:
Income before cumulative effect of change in accounting principle	$1.53	$1.18	$1.56	$1.22	$1.44
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(0.01)

Basic net income	$1.53	$1.18	$1.56	$1.22	$1.43

Diluted net income	$1.53	$1.18	$1.56	$1.21	$1.42

Cash dividends	$1.16	$1.14	$1.10	$1.06	$1.02
Performance Ratios
Return on total assets (“ROA”)	1.19%	0.94%	1.27%	1.00%	1.14%
Return on common shareholders’ equity (“ROE”)	14.05%	10.67%	13.50%	10.49%	12.40%
Net interest margin — tax-equivalent basis	3.62%	3.71%	3.73%	3.71%	4.02%
Efficiency ratio	61.12%	60.77%	57.88%	58.60%	53.35%
Book value per common share	$11.24	$10.56	$11.39	$11.66	$11.65
Average shareholders’ equity to total average assets	8.48%	8.79%	9.42%	9.53%	9.21%
Dividend payout ratio	75.82%	96.61%	70.51%	87.60%	71.83%
Balance Sheet Data
Total assets (at year end)	$10,400,666	$10,298,702	$10,161,317	$10,122,627	$10,479,729
Long-term debt (at year end)	203,755	213,821	300,663	299,743	295,559
Daily averages:
Total assets	$10,318,788	$10,130,015	$10,264,429	$10,318,305	$10,597,554
Earning assets	9,482,759	9,261,292	9,434,664	9,515,958	9,844,214
Deposits and other funds	9,252,166	9,072,820	9,139,578	9,195,730	9,440,357
Shareholders’ equity	875,526	889,929	966,726	983,529	976,423

*  Fully tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2007, 2006 AND 2005

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2007, 2006 and 2005. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

Earnings Summary

FirstMerit Corporation reported fourth quarter 2007 net income of $31.5 million, or $0.39 per diluted share. This compares with $6.1 million, or $0.07 per diluted share, for the prior-year quarter. For the full year 2007, the Company reported net income of $123.0 million, or $1.53 per diluted share, compared with $94.9 million, or $1.18 per diluted share in 2006.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2007 were 13.87% and 1.21%, respectively, compared with 2.66% and 0.24% for the prior-year quarter.

Both fourth quarter and full year 2006 results were affected by the sale of $80.9 million of commercial assets in transactions completed during the first quarter of 2007.

Net interest margin was 3.66% for the fourth quarter of 2007 compared with 3.61% for the third quarter of 2007 and 3.58% for the fourth quarter of 2006. The increases in net interest margin compared with the prior and year-ago quarters were led by decreases in funding costs. During the fourth quarter of 2007 the Corporation increased its average core deposits, which excludes time deposits, by $58.7 million, or 1.35%, and decreased certificates of deposits $198.9 million, or 6.33%.

The Corporation’s deposit composition mix shift to a higher concentration of core deposits contributed to lower funding costs and an increased net interest margin. Despite the lower interest rate environment, the Corporation’s investment portfolio yields increased in the fourth quarter of 2007, to 4.99%, compared with 4.87% in the third quarter of 2007, and 4.39% in the fourth quarter of 2006. The increased investment portfolio yields partly offset lower loan portfolio yields this quarter. For the full year 2007, net interest margin was 3.62% compared with 3.71% for 2006.

Net interest income on a fully tax-equivalent (“FTE”) basis was $87.6 million in the fourth quarter 2007 compared with $86.6 million in the third quarter of 2007 and $84.5 million in the fourth quarter of 2006. The increase in FTE net interest income compared with the third quarter 2007 resulted from expansion in the net interest margin, which offset a decrease in average earning assets. Net interest margin expansion and average earning asset growth led to increased FTE net interest income compared with the fourth quarter of 2006. Compared with the fourth quarter of 2006, average earning assets increased $119.0 million, or 1.27%. FTE net interest income for the full year 2007 was $343.0 million, compared with $343.3 million in 2006. In 2007 average earning assets increased $221.5 million, or 2.39%, compared with 2006. Average loans grew $173.1 million, or 2.55%, driven by $181.5 million, or 4.98%, growth in average commercial loans.

Noninterest income net of securities transactions for the fourth quarter of 2007 was $48.9 million, a decrease of $0.3 million, or 0.52%, from the third quarter of 2007 and an increase of $0.5 million, or 1.12%, from the fourth quarter of 2006. For the full year 2007, noninterest income net of securities transactions totaled $195.8 million, an increase of $0.7 million, or 0.35%, compared with $195.1 million for 2006. Reflective of a strong fee base, other income, net of securities gains, as a percentage of net revenue for the fourth quarter of 2007 was 35.80% compared with 36.20% for third quarter of 2007 and 36.39% for the fourth quarter of 2006. For the full year 2007, other income, net of securities gains, as a percentage of net revenue was 36.34% compared with 36.24% for 2006. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2007 was $83.3 million, a decrease of $0.7 million, or 0.87%, from the third quarter of 2007 and a decrease of $0.7 million, or 0.82%, from the fourth quarter of 2006. Noninterest expense in the fourth quarter included $2.3 million of Visa contingency accrual related to Visa Inc. litigation matters that FirstMerit and other Visa member banks have direct and potential exposure to share with Visa. For the full year 2007, noninterest expenses totaled $330.2 million, an increase of $2.1 million, or 0.65%, compared with $328.1 million for the full year 2006.

Net charge-offs totaled $8.9 million, or 0.51% of average loans, in the fourth quarter of 2007 compared with $7.9 million, or 0.45% of average loans, in the third quarter 2007 and $18.6 million, or 1.06% of average loans, in the fourth quarter of 2006.

Nonperforming assets totaled $37.3 million at December 31, 2007, an increase of $3.1 million, or 8.96%, compared with September 30, 2007 and a decrease of $26.9 million, or 41.94%, compared with December 31, 2006. Of the December 31, 2007 total, $2.3 million represents both vacant land no longer considered for branch expansion and executive relocation property not related to loan portfolios. Nonperforming assets at December 31, 2007 represented 0.53% of period-end loans plus other real estate compared with 0.49% at September 30, 2007 and 0.93% at December 31, 2006.

The provision for loan losses increased to $9.3 million in the fourth quarter of 2007 compared with $7.3 million in the third quarter of 2007. For the prior-year quarter, the provision for loan losses was $44.2 million, reflecting the Corporation’s preparation to sell $73.7 million of commercial loans during the first quarter of 2007. For the full year of 2007, the provision for loan losses was $30.8 million, compared with $76.1 million for 2006.

The allowance for loan losses totaled $94.2 million at December 31, 2007, an increase of $0.4 million and $2.9 million from September 30, 2007 and December 31, 2006, respectively. At December 31, 2007, the allowance for loan losses was 1.35% of period-end loans compared with 1.34% at September 30, 2007 and 1.33% at December 31, 2006. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.45% at December 31, 2007 compared with 1.44% at September 30, 2007 and 1.42% at December 31, 2006. The allowance for credit losses to nonperforming loans was 323.22% at December 31, 2007, compared with 339.04% on September 30, 2007, and 179.60% on December 31, 2006.

Total assets at December 31, 2007 were $10.4 billion, a decrease of $0.5 million, or 0.01%, compared with September 30, 2007 and an increase of $154.7 million, or 1.51%, compared with December 31, 2006.

Total deposits were $7.3 billion at December 31, 2007, a decrease of $76.6 million, or 1.03%, from September 30, 2007 and a decrease of 167.2 million, or 2.23%, from December 31, 2006. Core deposits, totaled $4.5 billion at December 31, 2007, an increase of $182.0 million, or 4.21%, from September 30, 2007 and a decrease of $16.8 million, or 0.37%, from December 31, 2006. Commercial customer investment sweeps increased $158.1 million, or 20.74%, at December 31, 2007, compared with December 31, 2006.

Shareholders’ equity was $904.8 million at December 31, 2007, compared with $846.1 million at December 31, 2006, and the Company retains its strong capital position as tangible equity to assets was 7.44%. The common dividend per share paid in the fourth quarter 2007 was $0.29. For the full year 2007, the common dividend per share paid was $1.16 compared with $1.14 in 2006, an increase per share of $0.02, or 1.75%.

Line of Business Results

Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance relationships with customers, the Corporation moved to a line of business model during the first quarter of 2007. The major lines of business are Commercial, Retail, Wealth and Other. Accordingly, prior period information has been reclassified to reflect this change.

Note 15 (Segment Information) to the consolidated financial statements provides performance data for these lines of business.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

ASSETS
Cash and due from banks	$178,164			186,029			194,485
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,955,049	85,544	4.38%	2,050,736	81,207	3.96%	2,416,360	91,814	3.80%
Obligations of states and political subdivisions (tax exempt)	255,461	15,595	6.10%	114,548	7,390	6.45%	99,487	6,707	6.74%
Other securities and federal funds sold	244,749	17,127	7.00%	250,221	15,264	6.10%	255,568	12,291	4.81%

Total investment securities and federal funds sold	2,455,259	118,266	4.82%	2,415,505	103,861	4.30%	2,771,415	110,812	4.00%
Loans held for sale	56,036	3,050	5.44%	47,449	3,153	6.65%	52,740	2,854	5.41%
Loans	6,971,464	521,172	7.48%	6,798,338	499,746	7.35%	6,610,509	430,402	6.51%

Total earning assets	9,482,759	642,488	6.78%	9,261,292	606,760	6.55%	9,434,664	544,068	5.77%
Allowance for loan losses	(92,662)			(88,020)			(94,118)
Other assets	750,527			770,714			729,398

Total assets	$10,318,788			10,130,015			10,264,429

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,408,726	—	—	1,434,539	—	—	1,466,106	—	—
Demand — interest bearing	733,410	6,824	0.93%	818,735	9,217	1.13%	827,829	5,871	0.71%
Savings and money market accounts	2,266,070	54,166	2.39%	2,271,654	50,083	2.20%	2,356,813	32,944	1.40%
Certificates and other time deposits	3,045,715	146,559	4.81%	2,859,218	123,877	4.33%	2,647,908	86,764	3.28%

Total deposits	7,453,921	207,549	2.78%	7,384,146	183,177	2.48%	7,298,656	125,579	1.72%
Securities sold under agreements to repurchase	1,471,785	71,298	4.84%	1,283,951	56,151	4.37%	1,409,135	45,423	3.22%
Wholesale borrowings	326,460	20,601	6.31%	404,723	24,140	5.96%	431,787	21,449	4.97%

Total interest bearing liabilities	7,843,440	299,448	3.82%	7,638,281	263,468	3.45%	7,673,472	192,451	2.51%
Other liabilities	191,096			167,266			158,125
Shareholders’ equity	875,526			889,929			966,726

Total liabilities and shareholders’ equity	$10,318,788			10,130,015			10,264,429

Net yield on earning assets	$9,482,759	343,040	3.62%	9,261,292	343,292	3.71%	9,434,664	351,617	3.73%

Interest rate spread			2.96%			3.10%			3.26%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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

Net interest income for the year ended December 31, 2007 was $337.5 million compared to $340.4 million for year ended December 31, 2006 and $349.0 million for the year ended December 31, 2005. The $2.8 million decline in net interest income occurred because the $36.0 million increase in interest expense was more than the $33.2 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a fully-tax equivalent (“FTE”) basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2007 was $5.5 million compared with $2.9 million in 2006 and $2.6 million in 2005.

Net interest income presented on an FTE basis decreased $0.3 million or 0.07% to $343.0 million in 2007 compared to $343.3 million in 2006 and $351.6 million in 2005. The decrease from 2007 to 2006 occurred because the $36.0 million increase in interest expense was more than the $35.7 million increase in interest income during same period. The $8.3 million decrease from 2006 to 2005 occurred because the $71.0 million increase in interest expense was more than the $62.7 million decline in interest income during the same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rise in interest rates throughout the year.

The average yield on earning assets increased 23 basis points from 6.55% in 2006 to 6.78% in 2007 increasing interest income by $35.7 million. Higher outstanding balances on total average earning assets in 2007 caused interest income to increase $17.6 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $4.1 million, and higher rates earned on the securities increased interest income by $10.1 million. Average loans outstanding, up from last year, increased 2007 interest income by $13.4 million and higher yields earned on the loans, also increased 2007 loan interest income by $7.9 million. Similarly, the average yield on earning assets increased 78 basis points from 5.77% in 2005 to 6.55% in 2006 increasing interest income by $62.7 million. Lower outstanding balances on total average earning assets in 2006 caused interest income to decrease $2.0 million from 2005 levels. At December 31, 2006 average balances for investment securities were down from the 2005 year decreasing interest income by $14.3 million, but higher rates earned on the securities mitigated the impact by increasing interest income by $7.2 million. Average loans outstanding, up from 2005 year, increased 2006 interest income by $12.2 million while higher yields earned on the loans, also increased 2006 loan interest $57.4 million.

The cost of funds for the year as a percentage of average earning assets increased 32 basis points from 2.84% in 2006 to 3.16% in 2007. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the drop in interest rates was the primary factor in this increase.

CHANGES IN NET INTEREST INCOME-FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2007 and 2006			2006 and 2005
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)

INTEREST INCOME
Investment securities:
Taxable	$(4,523)	10,555	6,032	(15,262)	7,478	(7,784)
Tax-exempt	8,622	(417)	8,205	982	(299)	683
Loans held for sale	518	(621)	(103)	(307)	606	299
Loans	12,857	8,569	21,426	12,514	56,830	69,344
Federal funds sold	169	(1)	168	109	41	150

Total interest income	17,643	18,085	35,728	(1,964)	64,656	62,692

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	(898)	(1,495)	(2,393)	(65)	3,411	3,346
Savings and money market accounts	(123)	4,206	4,083	(1,230)	18,369	17,139
Certificates and other time deposits (“CDs”)	8,411	14,271	22,682	7,367	29,746	37,113
Securities sold under agreements to repurchase	8,724	6,423	15,147	(4,323)	15,051	10,728
Wholesale borrowings	(4,876)	1,337	(3,539)	(1,408)	4,099	2,691

Total interest expense	11,238	24,742	35,980	341	70,676	71,017

Net interest income	$6,405	(6,657)	(252)	(2,305)	(6,020)	(8,325)

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.

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

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net interest income	$337,546	340,373	348,995
Tax equivalent adjustment	5,494	2,919	2,622

Net interest income — FTE	$343,040	343,292	351,617

Average earning assets	$9,482,759	9,261,292	9,434,664

Net interest margin	3.62%	3.71%	3.73%

The net interest margin for 2007 was 3.62% compared to 3.71% in 2006 and 3.73% in 2005. As discussed in the previous section, the decrease in the net interest margin during 2007 was primarily a result of the drop in interest rates and the decline in core deposits. The decrease in 2006 over 2005 was a result of a drop in earning assets coupled with a shift in customer preference to higher yielding certificate of deposits.

Other Income

Excluding investment securities gains, other income totaled $195.8 million in 2007 an increase of $0.7 million or 0.35% from 2006 and an increase of $7.3 million or 3.85% from 2005. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 36.34% compared to 36.24% in 2006. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year ended December 31,
	2007	2006	2005
	(In thousands)

Trust department income	$23,245	22,653	22,134
Service charges on deposits	67,374	71,524	69,065
Credit card fees	46,502	44,725	40,972
ATM and other service fees	12,621	12,817	12,867
Bank owned life insurance income	13,476	14,339	12,264
Investment services and life insurance	11,241	9,820	10,608
Investment securities gains (losses), net	1,123	22	1,926
Loan sales and servicing income	10,311	7,513	6,397
Other operating income	11,030	11,735	14,233

	$196,923	195,148	190,466

Trust department income increased by 2.61%, up $0.59 million in 2007 and 2.34%, up $0.52 million in 2006 over 2005. Service charges on deposits decreased by $4.2 million or 5.80% in 2007, after an increase of $2.5 million or 3.56% in 2006 over 2005. The decrease in service charges on deposits during the current year is due primarily to changes in customer behavior whereby they maintain higher balances in order to avoid being charged fees as well as new product initiatives that do not charge fees. Credit card fees increased $1.8 million or 3.97% in 2007, and $3.8 million or 9.16% in 2006 over 2005 primarily due to increasing volumes. ATM and other service charge fees have decreased $0.20 million or 1.53% in 2007; this decrease was also volume driven. Bank owned life insurance income decreased $0.9 million or 6.02% compared to 2006 which was up primarily due to death benefit proceeds received in 2006. Investment services and insurance income increased $1.4 million in 2007 after a decrease of $0.8 in 2006 over 2005. During the fourth quarter of 2007, investment securities were sold for a gain of $1.1 million; there were no significant sales of investment securities during 2006. Loan sales and servicing income increased $2.8 million or 37.24% in 2007 and $1.1 million or 17.45% in 2006 over 2005. During the first quarter of 2007 $4.1 million of net gains were recorded from the commercial loan sale more fully described in the Asset Quality section of this report.

Federal Income Taxes

Federal income tax expense totaled $50.4 million in 2007 compared to $36.4 million in 2006 and $51.7 million in 2005. The effective federal income tax rate for 2007 was 29.05% compared to 27.70% in 2006 and 28.36% in 2005. Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. Pursuant to these changes in the requirements under SFAS 109 “Accounting for Income Taxes” and more fully described in Note 1 (Recently Issued Accounting Standards), tax reserves have been specifically estimated for potential at-risk items.

Further federal income tax information is contained in Note 11 (Federal Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $330.2 million in 2007 compared to $328.1 million in 2006 and $313.5 in 2005, an increase of $2.1 million or 0.65% over 2006 and an increase of $16.7 million or 5.33% over 2005.

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Salaries and wages	$126,689	130,446	126,829
Pension and employee benefits	43,768	46,254	36,854
Net occupancy expense	25,679	24,814	23,730
Equipment expense	11,779	11,999	13,301
Taxes, other than federal income taxes	6,575	(2,329)	4,042
Stationery, supplies and postage	9,436	9,912	10,050
Bankcard, loan processing, and other costs	29,781	28,211	24,012
Advertising	9,001	7,085	7,704
Professional services	15,865	16,971	12,014
Telephone	4,362	4,722	4,556
Amortization of intangibles	889	889	889
Other operating expense	46,402	49,113	49,527

	$330,226	328,087	313,508

Salaries and wages were $126.7 million in 2007, a decrease of $3.8 million or 2.88% under 2006. There was an increase in salaries and wages in 2006 over 2005 of $3.6 million or 2.85%. Increases generally reflect the annual employee merit increases which are offset by decrease in headcount. Pension and employee benefits were $43.8 million in 2007, a decrease of $2.5 million or 5.37% to 2006, primarily due to decreased pension expense and health care costs related to self insured medical plans. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the increases in pension and postretirement medical expenses.

Taxes, other than federal income tax were up $8.9 million. This increase is primarily due to the successful resolution of multiple year and multiple jurisdictional non-income tax examinations during 2006. Bankcard, loan processing, and other costs were up $1.6 million consistent with the increase in volume in our credit card revenue. Professional services expenses decreased $1.1 million or 6.52% in 2007. In 2006 professional assistance in complying with the Bank Secrecy Act and Sarbanes Oxley increased professional services expenses.

The efficiency ratio for 2007 was 61.12%, compared to 60.77% in 2006 and 57.88% in 2005. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during 2007, 61.12 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Investment Securities

The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” investment securities have been classified as available-for-sale. In this classification, adjustment to fair value of the available-for-sale securities in the form of unrealized holdings gains and losses is excluded from earnings and reported net of taxes in the other comprehensive income section of shareholders’ equity. At year-end 2007, the investment portfolio had a net unrealized loss of $13.3 million, which compares to a loss of $47.1 million at year-end 2006.

At year-ends 2007 and 2006, investment securities at fair value totaled $2.5 billion and $2.4 billion, respectively. The 2.16% increase in the total portfolio occurred primarily in the mortgage-backed security portfolio and obligations of state and political subdivisions portfolio offset by the decrease in the U.S. Government agency portfolio. Also during 2006, the Corporation repurchased 2.5 million shares of its own stock in an accelerated share repurchase arrangement with Goldman, Sachs & Co. The initial purchase price was $25.97. Additional discussion of the increase in investment securities is located in the Liquidity Risk Management section of this report.

A summary of investment securities’ fair value is presented below as of year-ends 2007 and 2006. Presented with the summary is a maturity distribution schedule with corresponding weighted average yields.

Fair Value of Investment Securities

	At December 31,		Dollar	%
	2007	2006	Change	Change
	(Dollars in thousands)

U.S. Government agency obligations	$450,122	831,919	(381,797)	(45.89)%
Obligations of states and political subdivisions	280,604	196,798	83,806	42.58%
Mortgage-backed securities	1,508,115	1,128,052	380,063	33.69%
Other securities	221,112	251,119	(30,007)	(11.95)%

	$2,459,953	2,407,888	52,065	2.16%

			Over One Year		Over Five Years
	One Year or Less		Through Five Years		Through Ten Years		Over Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Amount	Yields	Amount	Yields	Amount	Yields	Amount	Yields
				(Dollars in thousands)

U.S. Government agency obligations	139,776	3.67%	242,428	4.60%	67,918	4.21%	—	—
Obligations of states and political subdivisions	12,150	7.10%*	21,412	6.58%*	30,450	6.83%*	216,592	5.85%*
Mortgage-backed securities	11,154	3.50%	972,958	4.33%	524,003	5.47%	—	—
Other securities	2,443	3.29%	146,347	6.58%	—	—	72,322	6.71%

	165,523	3.90%	1,383,145	4.65%	622,371	5.40%	288,914	6.07%

Percent of total	6.73%		56.23%		25.30%		11.74%

* Fully tax-equivalent based upon federal income tax structure applicable at December 31, 2007.

Mortgage-backed securities (“MBS”) accounted for 76% of the market value of the portfolio at year end with 33% representing fixed rate MBS; 29% adjustable rate MBS; and 14% invested in collateralized mortgage obligations. At year-end the fair value of 20 and 30 year MBSs was 44% of the portfolio. The estimated effective duration of the portfolio is 2.84% and is estimated to shorten to 1.63% given an immediate, parallel decrease of 100 basis points in interest rates. If rates were to increase 100 basis points in a similar fashion, the duration would increase to 3.57%. The investment portfolio would be expected to generate $427.0 million in cash flow over the next twelve months, given no change in interest rates.

The average yield on the portfolio was 4.82% in 2007 compared to 4.30% in 2006.

Loans

Total loans outstanding at year-end 2007 increased 1.79% to $7.0 billion compared to one year ago, at $6.8 billion. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Commercial loans	$3,906,448	3,694,121	3,519,483	3,290,819	3,352,014
Mortgage loans	577,219	608,008	628,581	639,715	614,073
Installment loans	1,598,832	1,619,747	1,524,355	1,592,781	1,668,421
Home equity loans	691,922	731,473	778,697	676,230	637,749
Credit card loans	153,732	147,553	145,592	145,042	144,514
Leases	73,733	77,971	70,619	88,496	134,828

Total loans	7,001,886	6,878,873	6,667,327	6,433,083	6,551,599
Less allowance for loan losses	94,205	91,342	90,661	97,296	91,459

Net loans	$6,907,681	6,787,531	6,576,666	6,335,787	6,460,140

	At December 31, 2007
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
	(In thousands)

Due in one year or less	$1,730,374	190,274	552,152	273,595	102,831	28,453
Due after one year but within five years	1,761,466	294,961	850,527	360,146	52,800	41,143
Due after five years	414,608	91,984	196,153	58,181	(1,899)	4,137

Total	$3,906,448	577,219	1,598,832	691,922	153,732	73,733

Loans due after one year with interest at a predetermined fixed rate	$1,003,299	199,257	1,041,060	26,448	13,811	45,280
Loans due after one year with interest at a floating rate	1,172,775	187,688	5,620	391,879	37,090	—

Total	$2,176,074	386,945	1,046,680	418,327	50,901	45,280

Despite the slowdown of the manufacturing-based economy in Northeast Ohio commercial loans increased 5.75% in 2007 and 4.96% in 2006. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. Although interest rates declined during 2007, the downturn in the housing market resulted in a decline in mortgage loan originations and the 5.06% decrease in balances retained in portfolio.

Outstanding home equity loan balances decreased $40.0 million or 5.41% from December 31, 2006 and installment loans decreased $20.9 million or 1.29% also reflecting the dampened housing industry. Credit card loans were up $6.2 million or 4.19% from December 31, 2006.

There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2007 and 2006.

At December 31, 2007 the allowance for loan losses was $94.2 million or 1.35% of loans outstanding, compared to $91.3 million or 1.33% at year-end 2006. The allowance equaled 299.7% of nonperforming loans at year-end 2007 compared to 168.03% at year-end 2006. The increase in the allowance for loan losses is attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $22.7 million at year-end 2007 and $20.0 million at year-end 2006. Nonperforming loans have decreased by $22.9 million over December 31, 2006 primarily attributable to the commercial loan sale during the first quarter of 2007.

Net charge-offs were $28.0 million in 2007 compared to $75.4 million (including the allowance relating to loans held for sale) in 2006 and $50.5 million in 2005. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 0.40% in 2007, 1.11% in 2006 and 0.76% in 2005. Losses are charged against the allowance for loan losses as soon as they are identified.

During the first quarter of 2007, $73.7 million of commercial loans and $7.2 million of other real estate were sold. The loans were written down to their fair market value of $50.6 million and reclassified as loans held for sale in the fourth quarter of 2006.

The allowance for unfunded lending commitments at December 31, 2007 and 2006 was $7.4 million and $6.3 million, respectively.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $101.6 million at year-end 2007, $97.6 million at year-end 2006 and $96.7 million at year-end 2005.

Allowance for Credit Losses

	For the year ended December 31,
	2007	2006	2005
		(In thousands)

Allowance for loan losses, beginning of period	$91,342	$90,661	$97,296
Net charge-offs	(27,972)	(52,342)	(50,455)
Allowance related to loans held for sale	—	(23,089)	—
Provision for loan losses	30,835	76,112	43,820

Allowance for loan losses, end of period	$94,205	$91,342	$90,661

Reserve for unfunded lending commitments, beginning of period	$6,294	$6,072	$5,774
Provision for credit losses	1,100	222	298

Reserve for unfunded lending commitments, end of period	$7,394	$6,294	$6,072

Allowance for credit losses	$101,599	$97,636	$96,733

The following tables display the components of the allowance for loan losses at December 31, 2007, 2006 and 2005.

	At December 31, 2007
	Loan Type
Allowance for Loan	Commercial	Commercial		Installment	Home Equity	Credit Card	Res Mortgage
Losses Components:	Loans	R/E Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$1,869	14,684	—	—	—	—	—	16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	2,236,938	73,733	1,598,832	691,922	153,732	577,219	7,001,886

Total Allowance for Loan Losses	$25,509	34,879	876	15,689	4,875	6,302	6,075	94,205

	At December 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$19,394	41,889	—	—	—	—	—	61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loans allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	2,164,628	77,971	1,619,747	731,473	147,553	608,008	6,878,873

Total Allowance for Loan Losses	$29,701	27,239	1,214	18,306	3,151	6,591	5,140	91,342

	At December 31, 2005
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$27,515	18,254	—	—	—	—	—	45,769
Allowance	4,534	2,851	—	—	—	—	—	7,385
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	16,353	2,233	—					18,586
Grade 1 allowance	64	3	—					67
Grade 2 loan balance	159,785	99,392	3,643					262,820
Grade 2 allowance	1,297	341	33					1,671
Grade 3 loan balance	244,116	369,866	25,245					639,227
Grade 3 allowance	2,008	1,583	231					3,822
Grade 4 loan balance	851,968	1,514,990	31,428					2,398,386
Grade 4 allowance	15,600	11,387	1,018					28,005
Grade 5 (Special Mention) loan balance	58,878	46,657	127					105,662
Grade 5 allowance	3,463	1,110	8					4,581
Grade 6 (Substandard) loan balance	69,358	53,333	3,111					125,802
Grade 6 allowance	8,265	3,089	413					11,767
Grade 7 (Doubtful) loan balance	324	377	—					701
Grade 7 allowance	117	40	—					157
Consumer loans based on payment status:
Current loan balances			6,687	1,500,694	775,912	141,888	597,705	3,022,886
Current loans allowance			95	18,962	1,918	4,014	969	25,958
30 days past due loan balance			250	15,574	1,764	1,453	14,461	33,502
30 days past due allowance			8	1,456	108	545	133	2,250
60 days past due loan balance			75	5,296	511	1,154	4,569	11,605
60 days past due allowance			9	1,401	87	699	133	2,329
90+ days past due loan balance			53	2,791	510	1,097	11,846	16,297
90+ days past due allowance			16	1,377	155	975	146	2,669

Total loans	$1,428,297	2,105,102	70,619	1,524,355	778,697	145,592	628,581	6,681,243

Total Allowance for Loan Losses	$35,348	20,404	1,831	23,196	2,268	6,233	1,381	90,661

A five-year summary of activity follows:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance for loan losses at January 1,	$91,342	$90,661	$97,296	$91,459	$116,634
Loans charged off:
Commercial	7,856	32,628	19,349	25,073	34,093
Mortgage	5,026	1,670	1,721	1,174	1,016
Installment	18,343	20,682	29,307	35,958	42,093
Home equity	4,151	3,847	4,340	3,085	3,428
Credit cards	8,497	8,294	11,320	11,254	12,667
Manufactured housing	—	—	—	443	21,633
Leases	41	3,607	3,068	2,012	4,947
Overdrafts	234	—	—	—	—

Total	44,148	70,728	69,105	78,999	119,877

Recoveries:
Commercial	4,351	3,734	4,166	6,068	2,597
Mortgage	44	142	190	42	235
Installment	8,021	10,340	9,495	11,545	11,872
Home equity	1,265	1,293	1,302	1,430	1,183
Credit cards	1,842	2,123	2,348	2,920	2,165
Manufactured housing	323	451	710	1,088	3,143
Leases	286	303	439	491	661
Overdrafts	44	—	—	—	—

Total	16,176	18,386	18,650	23,584	21,856

Net charge-offs	27,972	52,342	50,455	55,415	98,021

Allowance related to loans held for sale/sold	—	(23,089)	—	(12,671)	(29,427)
Provision for loan losses	30,835	76,112	43,820	73,923	102,273

Allowance for loan losses at December 31,	$94,205	$91,342	$90,661	$97,296	$91,459

Average loans outstanding	$6,971,464	$6,798,338	$6,610,509	$6,493,472	$7,138,673

Ratio to average loans:
Net charge-offs	0.40%	0.77%	0.76%	0.85%	1.37%
Net charge-offs and allowance related to loans held for sale/ sold	0.40%	1.11%	0.76%	1.05%	1.79%
Provision for loan losses	0.44%	1.12%	0.66%	1.14%	1.43%

Loans outstanding at end of year	$7,001,886	$6,878,873	$6,681,243	$6,433,083	$6,551,599

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.35%	1.33%	1.36%	1.51%	1.40%

As a multiple of net charge-offs	3.37	1.75	1.80	1.76	0.93

As a multiple of net charge-offs and allowance related to loans sold	3.37	1.21	1.80	1.43	0.91

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

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonperforming Loans:
Nonaccrual	$31,433	54,362	62,262	40,516	73,604
Restructured	—	—	—	—	35
Total impaired loans	31,433	54,362	62,262	40,516	73,639
ORE	5,829	9,815	9,995	5,375	7,527

Total nonperforming assets	$37,262	64,177	72,257	45,891	81,166

Loans past due 90 days or more accruing interest	$11,702	16,860	17,931	20,703	27,515

Total nonperforming assets as a percentage of total loans and ORE	0.53%	0.93%	1.08%	0.71%	1.24%

During the first quarter of 2007, $73.7 million of commercial loans and $7.2 million of other real estate were sold. The loans were written down to their fair market value of $50.6 million and reclassified as loans held for sale in the fourth quarter of 2006. (Of the loans identified as held for sale, $41.1 million were classified as nonperforming and $32.6 million were performing.) The loan sale yielded a gain of $4.1 million which was recorded in loan sales and servicing during the first quarter of 2007. The sale of other real estate resulted in a $0.5 million loss and was recorded in other operating loss also during the first quarter of 2007.

In nonperforming assets, other real estate includes $2.3 million of vacant land no longer considered for branch expansion and executive relocation properties both of which are not related to loan portfolios.

During 2007 and 2006, total nonperforming loans earned $71.4 thousand and $11.3 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $4.5 million and $5.9 million in interest income for the years ended December 31, 2007 and 2006, respectively.

In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem commercial loans (classified as substandard and doubtful) totaling $36.8 million at year-end 2007 and $83.0 million at year-end 2006. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2007	2006
	(In thousands)

Nonaccrual commercial loans beginning of period	$20,165	$20,877	$17,049	$45,045	$52,621
Credit Actions:
New	7,523	8,632	7,579	5,983	27,087
Loan and lease losses	(2,701)	(3,033)	(890)	—	(24,592)
Charged down	(267)	(3,310)	(1,055)	(448)	(3,616)
Return to accruing status	(1,118)	(1,923)	(131)	—	(3,985)
Payments	(2,089)	(1,078)	(1,675)	(7,199)	(2,470)
Sales	—	—	—	(26,332)	—

Nonaccrual commercial loans end of period	$21,513	$20,165	$20,877	$17,049	$45,045

Nonaccrual commercial loans have decreased $23.5 million since December 31, 2006. As previously discussed, $26.3 million of nonaccrual commercial loans were sold during the first quarter of 2007.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2007 totaled $7.5 billion compared to $7.4 billion in 2006. Decreases in non-interest bearing and interest bearing demand accounts reflect a shift in customer preference for time deposit accounts with higher yields. The following ratios and table provide additional information about the change in the mix of customer deposits.

	At December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits- noninterest-bearing	$1,408,726	—	$1,434,539	—	$1,466,106	—
Demand deposits- interest-bearing	733,410	0.93%	818,735	1.13%	827,829	0.71%
Savings and money market accounts	2,266,070	2.39%	2,271,654	2.20%	2,356,813	1.40%
Certificates and other time deposits	3,045,715	4.81%	2,859,218	4.33%	2,647,908	3.28%

Total customer deposits	7,453,921	2.78%	7,384,146	2.48%	7,298,656	1.72%
Securities sold under agreements to repurchase	1,471,785	4.84%	1,283,951	4.37%	1,409,135	3.22%
Wholesale borrowings	326,460	6.31%	404,723	5.96%	431,787	4.97%

Total funds	$9,252,166		$9,072,820		$9,139,578

Total demand deposits comprised 28.74% of average deposits in 2007 compared to 30.52% in 2006 and 31.43% in 2005. Savings accounts, including money market products, made up 30.40% of average deposits in 2007 compared to 30.76% in 2006 and 32.29% in 2005. CDs made up 40.86% of average deposits in 2007, 38.72% in 2006 and 36.28% in 2005.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was up 34 basis points compared to one year ago, or 3.24% in 2007 due to the intense competition for deposits and the disruption in the capital markets.

The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2007, by time remaining until maturity.

Time until maturity:	Amount
(In thousands)

Under 3 months	$335,533
3 to 6 months	176,619
6 to 12 months	150,064
Over 12 months	65,096

$727,312

Interest Rate Sensitivity

Interest rate sensitivity measures the potential exposure of earnings and capital to changes in market interest rates. The Corporation has a policy that provides guidelines in the management of interest rate risk. This policy is reviewed periodically to ensure it complies with trends in the financial markets and the industry.

The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The analysis shows that liabilities maturing within one year exceed assets maturing within the same period by $118.7 million. The Corporation uses the GAP analysis and other tools to monitor rate risk. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position at December 31, 2007 as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)

Interest Earning Assets:
Loans and leases	$3,143,578	153,214	155,097	404,984	832,180	2,360,174	7,049,227
Investment securities and federal funds sold	90,772	74,614	187,920	133,326	319,765	1,654,056	2,460,453

Total Interest Earning Assets	$3,234,350	227,828	343,017	538,310	1,151,945	4,014,230	9,509,680

Interest Bearing Liabilities:
Demand — interest bearing	22,792	—	114,330	—	—	590,844	727,966
Savings and money market accounts	601,667	168,824	525,155	122,795	—	876,706	2,295,147
Certificate and other time deposits	308,312	225,693	250,613	707,641	912,779	421,108	2,826,146
Securities sold under agreements to repurchase	1,022,080	—	9,000	—	100,000	125,000	1,256,080
Wholesale borrowings	501,000	21,450	—	—	—	182,671	705,121

Total Interest Bearing Liabilities	$2,455,851	415,967	899,098	830,436	1,012,779	2,196,329	7,810,460

Total GAP	$778,499	(188,139)	(556,081)	(292,126)	139,166	1,817,901	1,699,220

Cumulative GAP	$778,499	590,360	34,279	(257,847)	(118,681)	1,699,220

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

Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps; curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2007:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2007	(0.40)%	(0.04)%	(0.44)%	(0.93)%
December 31, 2006	(0.09)%	0.05%	(0.35)%	(0.83%)

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

The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2007 and 2006:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2007	(4.04)%	(0.77)%	(3.35)%	(6.85)%
December 31, 2006	(4.22)%	0.88%	0.14%	(1.87%)

During the year ended December 31, 2007, an additional $18.2 million (excluding security valuation adjustments) of maturing investment portfolio cash flows were reinvested. The net reduction of funds coupled with loan growth increased the dependency on deposit growth which would have to be made up by increased wholesale borrowing. The duration of the portfolio is 2.84% as of December 31, 2007 as compared to 2.39% on December 31, 2006.

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

To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2007 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2007		2006		2005
	(Dollars in thousands)

Consolidated
Total equity	$916,977	8.82%	$846,111	8.25%	$937,580	9.23%
Common equity	$916,977	8.82%	$846,111	8.25%	$937,580	9.23%
Tangible common equity(a)	$775,755	7.56%	$704,001	6.96%	$794,579	7.93%
Tier 1 capital(b)	$840,290	10.37%	$804,959	10.07%	$858,879	10.60%
Total risk-based capital(c)	$1,001,539	12.36%	$993,716	12.44%	$1,075,987	13.28%
Leverage(d)	$840,290	8.24%	$804,959	7.95%	$858,879	8.48%

	At December 31,
	2007		2006		2005

Bank Only
Total equity	$737,395	7.10%	$704,047	6.87%	$712,378	7.02%
Common equity	$737,395	7.10%	704,047	6.87%	712,378	7.02%
Tangible common equity(a)	$596,173	5.82%	561,937	5.56%	569,377	5.69%
Tier 1 capital(b)	$746,083	9.23%	750,912	9.41%	722,814	8.94%
Total risk-based capital(c)	$903,894	11.18%	936,720	11.74%	937,233	11.59%
Leverage(d)	$746,083	7.33%	750,912	7.42%	722,814	7.15%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window of the Federal Reserve Bank of Cleveland, debt issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or un-pledged, investment securities that totaled $808.8 million at December 31, 2007.

Funding Trends for the Year — For the year ended December 31, 2007, lower cost core deposits decreased by $16.8 million. In aggregate, total deposits decreased $167.2 million reflecting the increased competition in the Corporation’s market and the customer flight to alternate investments with the drop in interest rates. Securities sold under agreements to repurchase decreased by $5.7 million from the end of 2006 to year-end 2007. Wholesale borrowing increased $240.9 million from the end of 2006 to year-end 2007. The Corporation’s loan to deposit ratio increased to 95.50% at December 31, 2007 compared to 91.73% at December 31, 2006.

Parent Company Liquidity — FirstMerit Corporation manages its liquidity principally through dividends from the bank subsidiary. During 2007, FirstMerit Bank paid FirstMerit Corporation a total of $128 million in dividends. As of year-end 2007, FirstMerit Bank had an additional $17.9 million available to pay dividends without regulatory approval.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2007 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

Contractual Obligations

	Financial
	Statement	Payments Due in
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Deposits without a stated maturity(a)		$4,505,593	4,505,593	—	—	—
Consumer and brokered certificates of deposits(a)		2,826,146	2,397,488	409,391	13,217	6,050
Federal funds borrowed and security repurchase agreements	10	1,256,080	1,230,080	26,000	—	—
Long-term debt	10	203,755	—	175,367	736	27,652
Operating leases(b)	18	36,278	5,952	12,736	3,002	14,588
Capital lease obligations(c)	18	—	—	—	—	—
Purchase obligations(c)		—	—	—	—	—
Visa litigation reserve	18	2,297	2,297
Reserves for uncertain tax positions(d)	11	1,724	1,724	—	—	—

Total		$8,831,873	8,143,134	623,494	16,955	48,290

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities and equipment.

(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2007.

(d)	Gross unrecognized income tax benefits as required under FIN 48, see Footnote 11 for further discussion.

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2007. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Commitments and Off Balance Sheet Arrangments

	Financial
	Statement	Payments Due in
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Commitments to extend credit(e)	17	$3,171,168	1,713,622	353,031	247,695	856,820
Standby letters of credit	17	216,291	95,849	58,122	57,718	4,602
Loans sold with recourse(e)	17	38,906	38,906	—	—	—
Postretirement benefits(f)	12	26,623	2,240	4,614	5,081	14,688

Total		$3,680,267	2,077,896	415,767	310,494	876,110

(e)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(f)	The postretirement benefit payments represent actuarilly determined future benefits to eligible plan participants. SFAS 106 requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

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

As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans.

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $40.0 million. A 10% reduction in the level of criticized credits is also possible, which would result in an estimated $1.7 million lower inherent loss.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.3 million. A 10 basis point decrease or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would decrease the inherent losses by $1.3 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 25 basis points, which would change the related inherent losses by $4.4 million. A 25 basis point increase in the estimated loss rates would increase the inherent losses by $4.4 million and a 25 basis point decrease in the estimated loss rates would decrease the inherent losses by $4.4 million.

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

The income tax amounts in Note 11 (Federal Income Taxes) to the consolidated financial statements reflect the current period income tax expense for all periods’ shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The calculation of the Corporation’s income tax provision is complex and requires the use of estimates and judgments in its determination. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities.

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

Accounting for mortgage servicing rights is more fully discussed in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) to the consolidated financial statements and is another area dependent on current economic conditions, especially the interest rate environment, and Management’s estimates. The Corporation uses discounted cash flow modeling techniques in determining this asset’s value. The modeled results utilize estimates about the amount and timing of mortgage loan repayments, estimated prepayment rates, credit loss experiences, costs to service the loans and discount rates to consider the risks involved in the estimation process. A sensitivity analysis is presented in Note 6.

Derivative instruments and hedging activities are more fully described in Note 1, Note 16 (Fair Value Disclosures of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance Sheet Risk) to the consolidated financial statements. During 2007 and 2006, the Corporation had fair value hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. Certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the time being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair market value of the derivative instrument or the designated item being hedged, the Corporation might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must flow through the consolidated statement of earnings in “other noninterest income,” possibly resulting in greater volatility in the Corporation’s earnings. If the Corporation did not apply hedge accounting, the impact in 2007 would have been to lower pre-tax earnings by approximately $16.3 million.

Accounting for pensions is an area that requires Management to make various assumptions to appropriately value any pension asset or liability reflected in the consolidated balance sheet as “other assets” or “other liabilities.” These assumptions include the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increase. Changes in these assumptions could impact earnings and would be reflected in noninterest expense as “salaries and employee benefits” in the consolidated statements of earnings. For example, a lower expected long-term rate of return on plan assets could negatively impact earnings as would a lower estimated discount rate or a higher rate of compensation increase. The Corporation uses the Moody’s Aa Corporate Bond Rate as the high-quality fixed income investment basis for establishing the discount rate and regularly monitors the duration of its benefit liabilities versus the duration of the bonds in the Moody’s Aa portfolio. During 2007, the Corporation changed one of the assumptions used in the pension liability assumption. The discount rate was increased by 50 basis points to 6.25% to reflect the interest rate environment. The Corporation used an assumed return on assets of 8.50% for both 2007 and 2006. The rate of compensation increase was 3.75% in 2007, 2006 and 2005.

To illustrate the sensitivity of earning to changes in the Corporation’s pension plan assumptions, a 25 basis point increase in the discount rate would have decreased the 2007 expense by $1.01 million, while a 25 basis point decrease in the discount rate would have increased the 2007 expense by $0.96 million. Additionally, a 25 basis point increase in the long term rate of return would have decreased the 2007 expense by $0.33 million while a 25 basis point decrease in the long term rate of return would have increased the 2007 expense by $0.33 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See“Interest Rate Sensitivity” and “Market Risk” at pages 33 — 35 under Item 7 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and due from banks	$207,335	$200,204
Investment securities (at market value) and federal funds sold	2,460,453	2,407,888
Loans held for sale	47,341	95,272
Loans:
Commercial loans	3,906,448	3,694,121
Mortgage loans	577,219	608,008
Installment loans	1,598,832	1,619,747
Home equity loans	691,922	731,473
Credit card loans	153,732	147,553
Leases	73,733	77,971

Total loans	7,001,886	6,878,873
Allowance for loan losses	(94,205)	(91,342)

Net loans	6,907,681	6,787,531
Premises and equipment, net	113,993	122,954
Goodwill	139,245	139,245
Other intangible assets	1,977	2,865
Accrued interest receivable and other assets	522,641	496,613

Total assets	$10,400,666	$10,252,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,482,480	$1,455,097
Demand-interest bearing	727,966	799,571
Savings and money market accounts	2,295,147	2,267,686
Certificates and other time deposits	2,826,146	2,976,567

Total deposits	7,331,739	7,498,921

Securities sold under agreements to repurchase	1,256,080	1,261,821
Wholesale borrowings	705,121	464,227
Accrued taxes, expenses and other liabilities	190,749	181,492

Total liabilities	9,483,689	9,406,461

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at December 31, 2007 and 2006	127,937	127,937
Capital surplus	100,028	106,916
Accumulated other comprehensive loss	(43,085)	(79,508)
Retained earnings	1,027,775	998,079
Treasury stock, at cost, 11,543,882 and 11,925,803 shares, at December 31, 2007 and 2006, respectively	(295,678)	(307,313)

Total shareholders’ equity	916,977	846,111

Total liabilities and shareholders’ equity	$10,400,666	$10,252,572

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2007	2006	2005
	(In thousands except per share data)

Interest income:
Interest and fees on loans, including loans held for sale	$524,103	$502,763	$433,143
Interest and dividends on investment securities and federal funds sold	112,891	101,078	108,303

Total interest income	636,994	603,841	541,446
Interest expense:
Interest on deposits:
Demand-interest bearing	6,824	9,217	5,871
Savings and money market accounts	54,166	50,083	32,944
Certificates and other time deposits	146,559	123,877	86,764
Interest on securities sold under agreements to repurchase	71,298	56,151	45,423
Interest on wholesale borrowings	20,601	24,140	21,449

Total interest expense	299,448	263,468	192,451

Net interest income	337,546	340,373	348,995
Provision for loan losses	30,835	76,112	43,820

Net interest income after provision for loan losses	306,711	264,261	305,175
Other income:
Trust department income	23,245	22,653	22,134
Service charges on deposits	67,374	71,524	69,065
Credit card fees	46,502	44,725	40,972
ATM and other service fees	12,621	12,817	12,867
Bank owned life insurance income	13,476	14,339	12,264
Investment services and insurance	11,241	9,820	10,608
Investment securities gains, net	1,123	22	1,926
Loan sales and servicing income	10,311	7,513	6,397
Other operating income	11,030	11,735	14,233

Total other income	196,923	195,148	190,466

Other expenses:
Salaries, wages, pension and employee benefits	170,457	176,700	163,683
Net occupancy expense	25,679	24,814	23,730
Equipment expense	11,779	11,999	13,301
Stationery, supplies and postage	9,436	9,912	10,050
Bankcard, loan processing and other costs	29,781	28,211	24,012
Professional services	15,865	16,971	12,014
Amortization of intangibles	889	889	889
Other operating expense	66,340	58,591	65,829

Total other expenses	330,226	328,087	313,508

Income before federal income taxes	173,408	131,322	182,133
Federal income taxes	50,381	36,376	51,650

Net income	123,027	94,946	130,483

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains (losses), net of taxes	22,716	7,984	(24,788)
Unrealized hedging (loss) gain, net of taxes	(1,249)	(747)	747
Minimum pension liability adjustment, net of taxes during period	15,686	(2,559)	(3,349)
Less: reclassification adjustment for securities’ gains realized in net income, net of taxes	730	14	1,252

Total other comprehensive gain (loss), net of taxes	36,423	4,664	(28,642)

Comprehensive income	$159,450	$99,610	$101,841

Net income applicable to common shares	$123,027	$94,946	$130,483

Net income used in diluted EPS calculation	$123,043	$94,964	$130,501

Weighted average number of common shares outstanding — basic	80,372	80,128	83,490
Weighted average number of common shares outstanding — diluted	80,510	80,352	83,844

Basic earnings per share	$1.53	$1.18	$1.56

Diluted earnings per share	$1.53	$1.18	$1.56

Dividend per share	$1.16	$1.14	$1.10

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net income	$123,027	$94,946	$130,483
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,835	76,112	43,820
Provision for depreciation and amortization	15,298	14,700	18,444
Amortization of investment securities premiums, net	717	2,288	4,423
Accretion of income for lease financing	(4,257)	(3,770)	(4,373)
Gains on sales of investment securities, net	(1,123)	(22)	(1,926)
Deferred federal income taxes	3,564	(7,081)	3,659
Decrease (increase) in interest receivable	8,764	(8,310)	(6,662)
Increase in interest payable	427	12,202	5,722
Originations of loans held for sale	(261,165)	(298,226)	(396,129)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	257,780	295,946	403,617
Losses (gains) on sales of loans, net	668	222	(1,661)
Decrease (increase) in other real estate and other property	3,986	880	(5,320)
Decrease (increase) in other prepaid assets	245	360	(4,167)
Increase (decrease) in accounts payable	429	(21,327)	10,367
Increase in bank owned life insurance	(11,689)	(10,321)	(12,265)
Amortization of intangible assets	889	889	889
Other changes	2,256	14,502	(4,296)

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,651	163,990	184,625

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	261,239	5,010	105,455
Available-for-sale — maturities	668,741	765,605	494,110
Purchases of investment securities available-for-sale	(985,810)	(613,604)	(327,100)
Net increase in loans and leases, except sales	(73,652)	(334,063)	(294,242)
Net increase in capitalized software	(5,153)	(4,293)	(3,431)
Purchases of premises and equipment	(10,189)	(19,711)	(14,293)
Sales of premises and equipment	3,852	2,477	1,395

NET CASH USED BY INVESTING ACTIVITIES	(140,972)	(198,579)	(38,106)

Financing Activities
Net (decrease) increase in demand accounts	(44,222)	(99,311)	41,841
Net increase (decrease) in savings and money market accounts	27,461	(36,491)	(80,333)
Net (decrease) increase in certificates and other time deposits	(150,421)	401,073	(93,305)
Net (decrease) increase in securities sold under agreements to repurchase	(5,741)	(164,216)	89,566
Net increase in wholesale borrowings	240,894	63,123	99,805
Cash dividends — common	(93,331)	(91,354)	(92,798)
Purchase of treasury shares	(233)	(65,837)	(63,236)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	3,045	1,853	8,842

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(22,548)	8,840	(89,618)

Increase (decrease) in cash and cash equivalents	7,131	(25,749)	56,901
Cash and cash equivalents at beginning of year	200,204	225,953	169,052

Cash and cash equivalents at end of year	$207,335	$200,204	$225,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$167,124	$151,842	$113,162

Federal income taxes	$47,635	$46,799	$43,035

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 2004	$—	$127,937	$110,513	$(14,208)	$956,802	$(199,787)	$981,257
Net income	—	—	—	—	130,483	—	130,483
Cash dividends — common stock ($1.10 per share)	—	—	—	—	(92,798)	—	(92,798)
Options exercised (508,401 shares)	—	—	(4,929)	—	—	13,735	8,806
Debentures converted (4,090 shares)	—	—	(73)	—	—	109	36
Treasury shares purchased (2,368,516 shares)	—	—	—	—	—	(63,236)	(63,236)
Deferred compensation trust (37,012 shares)	—	—	1,025	—	—	(1,025)	—
Net unrealized losses on investment securities, net of taxes	—	—	—	(26,040)	—	—	(26,040)
Unrealized hedging gain, net of taxes	—	—	—	747	—	—	747
Minimum pension liability adjustment, net of taxes	—	—	—	(3,349)	—	—	(3,349)
Other	—	—	1,674	—	—	—	1,674

Balance at December 31, 2005	$—	$127,937	$108,210	$(42,850)	$994,487	$(250,204)	$937,580
Net income	—	—	—	—	94,946	—	94,946
Cash dividends — common stock ($1.14 per share)	—	—	—	—	(91,354)	—	(91,354)
Options exercised (397,437 shares)	—	—	(8,144)	—	—	9,962	1,818
Debentures converted (3,977 shares)	—	—	(61)	—	—	96	35
Treasury shares purchased (2,635,793 shares)	—	—	2	—	—	(65,839)	(65,837)
Deferred compensation trust (55,455 shares)	—	—	1,328	—	—	(1,328)	—
Share-based compensation	—	—	5,431	—	—	—	5,431
Net unrealized gains on investment securities, net of taxes	—	—	—	7,970	—	—	7,970
Unrealized hedging gain, net of taxes	—	—	—	(747)	—	—	(747)
Minimum pension liability adjustment, net of taxes	—	—	—	2,559	—	—	2,559
Initial adoption of SFAS 158	—	—	—	(46,440)			(46,440)
Other	—	—	150	—	—	—	150

Balance at December 31, 2006	$—	$127,937	$106,916	$(79,508)	$998,079	(307,313)	$846,111
Net income	—	—	—	—	123,027	—	123,027
Cash dividends — common stock ($1.16 per share)	—	—	—	—	(93,331)	—	(93,331)
Options exercised (160,235 shares)	—	—	(718)	—	—	4,172	3,454
Nonvested (restricted) shares granted (296,150 shares)	—	—	(7,783)	—	—	7,334	(449)
Debentures converted (4,545 shares)	—	—	(71)	—	—	111	40
Treasury shares purchased (91,709 shares)	—	—	1,844	—	—	(2,077)	(233)
Deferred compensation trust (80,629 shares)	—	—	(2,095)	—	—	2,095	—
Share-based compensation	—	—	1,935	—	—	—	1,935
Net unrealized gains on investment securities, net of taxes	—	—	—	21,986	—	—	21,986
Unrealized hedging loss, net of taxes	—	—	—	(1,249)	—	—	(1,249)
Minimum pension liability adjustment, net of taxes	—	—	—	15,686	—	—	15,686

Balance at December 31, 2007	$—	$127,937	$100,028	$(43,085)	$1,027,775	$(295,678)	$916,977

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 161 banking offices in 24 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to U.S. generally accepted accounting principles and to general practices within the financial services industry. The following is a description of the more significant accounting policies.

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

(b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make certain estimates and assumptions that affect the amounts reported in the financial statements and related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

(c) Investment Securities

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. Securities classified as held-to-maturity are measured at amortized or historical cost, while securities-available-for-sale and trading are measured at fair value. Adjustment to fair value of the securities classified as available-for-sale, in the form of unrealized holding gains and losses, is excluded from earnings and reported net of tax as a separate component of comprehensive income. Adjustment to fair value of securities classified as trading is included in earnings. Gains or losses on the sales of investment securities are recognized upon sale and are determined by the specific identification method. Debt securities are adjusted for amortization of premiums and accretion of discounts using the interest method.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(f) Loans and Loan Income

Loans are stated at their principal amount outstanding, net of unearned income, and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheets, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as an adjustment. Interest is not accrued on loans for which circumstances indicate collection is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on an effective interest basis over the commitment period. Unearned premiums and discounts on consumer loans are recognized using the effective interest method.

(g) Loans Held for Sale

Loans classified as held for sale are generally originated with that purpose in mind. As a result, these loans are carried at the lower of aggregate cost or fair value less costs to dispose by loan type. Fair value is determined based upon prevailing market prices for loans with similar characteristics. Subsequent declines in fair value are recognized as a charge to noninterest income. Loan origination fees and certain direct costs incurred to extend credit are deferred and included in the carrying value of the loan. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

(h) Equipment Lease Financing

The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other-than-temporary are recognized in the period such determinations are made.

(i) Allowance for Loan Losses

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

The Corporation’s allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent estimation performed according to either Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” (“SFAS 5”) or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Management’s estimate of each component of the allowance for loan losses is based on certain observable data Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 4 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

(j) Nonperforming Loans

With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status unless those loans are in the process of collection and in Management’s opinion are fully secured. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain consumer loans, mortgage loans, and leases classified as nonaccrual which are aggregated in accordance with SFAS 5. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

(k) Mortgage Servicing Fees

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

(l) Mortgage Servicing Rights

The Corporation applies the provisions SFAS No. 156 “Accounting for Servicing of Financial Assets” (“SFAS 156”) which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to account for mortgage servicing rights. Under SFAS 156, when the Corporation sells originated or purchased loans and retains the related servicing rights, the retained servicing rights are initially valued at fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. SFAS 156 also requires the remeasurement of servicing assets and liabilities at each subsequent reporting date using one of two methods: amortization over the servicing period or measurement at fair value. The Corporation has elected to subsequently remeasure servicing assets using the amortization method. Capitalized mortgage servicing rights are

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

SFAS 156 also requires that the Corporation assess its capitalized servicing rights for impairment based on their current fair value on a quarterly basis. In accordance with SFAS 140, the Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. If impairment exists, a valuation allowance is established for any excess of amortized costs over the current fair value, by tranche, by a charge to income. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income. The adoption of SFAS 156 did not have a merial effect on the Corporation’s financial condition or results of operations.

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

(n) Goodwill and Intangible Assets

SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”) addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that intangible assets with an indefinite useful life and goodwill will no longer be subject to periodic amortization. Other intangible assets not deem to have indefinite lives are amortized. The Corporation performs an impairment analysis of its goodwill annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Corporation performed its annual test for impairment of goodwill based upon November 30, 2007 financial information. Further detail is set forth in Note 5 (Goodwill and Intangible Assets) to the consolidated financial statements.

(o) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(p) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 19 (Earnings per Share) to the consolidated financial statements illustrate the Corporation’s earnings per share calculations for 2007, 2006 and 2005.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(q) Derivative Instruments and Hedging Activities

The Corporation uses derivatives known as interest rate swaps to hedge interest rate risk and modify the repricing characteristics of certain assets and liabilities. SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 149 “Amedment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), and SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) establish accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. Derivatives that do not meet certain criteria for hedge accounting must be adjusted to fair value through income. If the derivative qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged asset or liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Corporation has interest rate swaps that are considered fair value hedges according to SFAS 133. The swaps have been classified as fair value hedges since their purpose is to “swap” fixed interest rate assets and liabilities to a variable interest rate. Certain of these swaps qualified for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, then no hedge ineffectiveness can be assumed and the need to test for on-going effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheet. Certain hedges do not meet all the criteria necessary to be accounted for under the shortcut method and, therefore, are accounted for using the “long-haul method of accounting.” The long-haul method requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in current earnings as other operating expense.

The Corporation has entered into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS 133 as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings.

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In Accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with the changes in fair value recorded as current earnings in loan sales and servicing income.

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. The Corporation implemented a SFAS 133 fair value hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with the ineffective changes in value recorded in current earnings as loan sales and serving income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(r) Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(s) Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(t) Share-Based Compensation

At December 31, 2007 and 2006, the Corporation has stock based compensation plans which are described more fully in Note 13 (Share-Based Compensation) to the consolidated financial statements. The Corporation adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Corporation previously elected to use APB 25 and adopted the disclosure requirements of SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).

(u) Pension and Other Postretirement Plans

During September 2006, The FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The Corporation has utilized the required prospective transition method of adoption. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. In accordance with the provisions of SFAS 158, the Corporation elected to adopt a September 30, 2007 measurement date to value plan assets and benefit obligations for the year ended December 31, 2007. Note 12 (Employee Benefits) to the consolidated financial statements more fully illustrates the adoption of this statement.

(v) Recently Issued Accounting Standards

During September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This standard establishes a standard definition for fair value, establishes a framework under generally accepted accounting principles for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for nonfinancial assets and liabilities. The Corporation adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of the Statement to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application will not be permitted. The Corporation does not anticipate that it will elect to use the fair value option for any of its eligible items and also does not anticipate that adoption will have a material impact on the Corporation’s consolidated financial condition or results of operations.

During December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ’purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. The Corporation is in the process of assessing the impact of adopting SFAS 141(R) and does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

During December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for an realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption did not have a material impact on financial condition, results of operations, or liquidity.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

During November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109 (“SAB 109”), which covers written loan commitments that are accounted for at fair value through earnings and measuring fair value of a derivative loan commitment. It is effective for fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

During December 2007, the SEC issued SAB No. 110 (“SAB 110”), regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Initially the use of the simplified method was to end by December 31, 2007, however SAB 110 allows for its usage beyond December 31, 2007. The Corporation utilized the “simplified” method in developing an estimate of expected term and anticipates using the simplified method during 2008.

2.	Investment Securities

The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2007
Available for sale:
U.S. Government agency	$452,671	$1,151	$(3,700)	$450,122
Obligations of state and political subdivisions	279,312	1,969	(677)	280,604
Mortgage-backed securities	1,514,081	7,033	(12,999)	1,508,115
Other securities	227,213	—	(6,101)	221,112

	$2,473,277	$10,153	$(23,477)	$2,459,953

As of December 31, 2006
Available for sale:
U.S. Government agency	$846,517	$72	$(14,670)	$831,919
Obligations of state and political subdivisions	195,054	1,872	(128)	196,798
Mortgage-backed securities	1,164,205	625	(36,778)	1,128,052
Other securities	249,261	3,282	(1,424)	251,119

	$2,455,037	$5,851	$(53,000)	$2,407,888

At December 31, 2007 and 2006, Federal Reserve Bank and Federal Home Loan Bank stock amounted to $8.8 million, $114.5 million, and $8.7 million, $114.5 million, respectively, and is included in other securities in the preceding table.

Federal Reserve Bank and Federal Home Loan Bank stock is classified as a restricted investment, carried at cost and its value is determined by the ultimate recoverability of par value.

The amortized cost and market value of investment securities including mortgage-backed securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	Amortized	Fair
	Cost	Value

Due in one year or less	$165,922	$165,523
Due after one year through five years	1,394,916	1,383,145
Due after five years through ten years	618,797	622,626
Due after ten years	293,642	288,659

	$2,473,277	$2,459,953

The estimated weighted average life of the portfolio for December 31, 2007 and 2006 was 4.8 years and 4.0 years, respectively. Securities with remaining maturities over five years consist mainly of mortgage-backed securities.

Proceeds from sales of securities during the years 2007, 2006 and 2005 were $261.2 million, $5.0 million, and $105.5 million, respectively. Gross gains of $4.9 million, $22 thousand and $4.0 million and gross losses of $0, $0 and $2.1 million were realized on these sales, respectively.

During the year ended December 31, 2007, the Corporation recorded a charge of $3.8 million related to Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock with a face value of $25.0 million. This charge was recorded in current earnings as investment securities gains, net. During November and December of 2007, FHLMC and FNMA issued over $6.0 billion and $7.5 billion, respectively of new preferred stock. As a result of the increased supply of preferred stock at premium rates of return, the market value of existing issuances of FHLMC and FNMA have deteriorated. In light of these recent events and the difficulty in accurately projecting the future recovery period of the securities, the Corporation concluded that this unrealized loss was an other-than-temporary impairment in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These charges established a new cost basis for these investment securities which are held as part of the available-for-sale portfolio.

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $1.7 billion and $1.8 billion at December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006 and 2005, the net amortization of premiums and accretion of discounts amounted to $0.7 million, $2.3 million and $4.4 million, respectively.

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

The table below shows that the unrealized loss on $1.4 billion of securities is $23.5 million. Of this total, 103 investment securities representing $1.1 billion of market value possess a current fair value that is $19.5 million below its carrying value. Management believes that due to the credit worthiness of the issuers and the fact that the Corporation has the intent and ability to hold the securities for the period necessary to recover the cost of the securities, the decline in the fair values are temporary in nature.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$47,944	(290)	292,243	(3,409)	340,187	(3,699)
Obligations of states and political subdivisions	97,165	(556)	13,860	(122)	111,025	(678)
Mortgage-backed securities	126,296	(406)	733,201	(12,593)	859,497	(12,999)
Other securities	33,750	(2,728)	44,954	(3,373)	78,704	(6,101)

Total temporarily impaired securities	$305,155	(3,980)	1,084,258	(19,497)	1,389,413	(23,477)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$69,934	(66)	711,861	(14,603)	781,795	(14,669)
Obligations of states and political subdivisions	30,926	(96)	1,722	(32)	32,648	(128)
Mortgage-backed securities	43,585	(12)	1,015,354	(36,767)	1,058,940	(36,779)
Other securities	9,790	(9)	59,918	(1,415)	69,707	(1,424)

Total temporarily impaired securities	$154,235	(183)	1,788,855	(52,817)	1,943,090	(53,000)

3.	Loans

Loans outstanding by categories are as follows:

	As of December 31,
	2007	2006

Commercial loans	$3,906,448	$3,694,121
Mortgage loans	577,219	608,008
Installment loans	1,598,832	1,619,747
Home equity loans	691,922	731,473
Credit card loans	153,732	147,553
Leases	73,733	77,971

	$7,001,886	$6,878,873

Within the commercial loan category, commercial real estate construction loans totaled $514.1 million and $695.6 million at December 31, 2007 and 2006, respectively. The allowance for loan losses associated with these loans was approximately $8.0 million and $8.8 million at December 31, 2007 and 2006, respectively. There are no other significant concentrations within commercial loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2007	2006

Aggregate amount at beginning of year	$12,871	$16,005
Additions (deductions):
New loans	13,316	19,840
Repayments	(6,960)	(20,426)
Changes in directors and their affiliations	(394)	(2,548)

Aggregate amount at end of year	$18,833	$12,871

4.	Allowance for Loan Losses

The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to SFAS 5, for pools of loans and SFAS 114, for individually impaired loans.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

The following table summarizes the investment in impaired loans and the related allowance:

	Years Ended December 31,
	2007	2006	2005

Impaired loans with allowance	$7,885	7,945	45,769
Related allowance	$2,774	1,488	7,385
Impaired loans without allowance	$8,668	53,338	8,407
Total impaired loans	$16,553	61,283	54,176
Average impaired loans	$19,425	44,065	40,163
Interest income recognized during the period	$71.4	11.3	—

At December 31, 2007, 2006 and 2005, the investment in nonaccrual loans was $31.4 million, $54.4 million and $62.3 million, respectively. At December 31, 2007, 2006 and 2005, loans past due 90 or more and accruing interest was $11.7 million, $16.9 million and $17.9 million, respectively.

During the first quarter of 2007, $73.7 million of commercial loans and $7.1 million of other real estate were sold. The loans were written down to their fair market value of $50.6 million and reclassified as loans held for sale in the fourth quarter of 2006. The other real estate was also written down to fair market value of $5.0 million in the fourth quarter of 2006. The loan sale yielded a gain of $4.1 million which was recorded in loan sales and servicing during the first quarter of 2007. The sale of other real estate resulted in a $0.5 million loss and was recorded in other operating loss during the first quarter of 2007.

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
Allowance for Loan Losses	2007	2006	2005

Balance at January 1,	$91,342	$90,661	$97,296
Additions (deductions):
Allowance related to loans held for sale/sold	—	(23,089)	—
Provision for loan losses	30,835	76,112	43,820
Loans charged off	(44,148)	(70,728)	(69,105)
Recoveries on loans previously charged off	16,176	18,386	18,650

Balance at December 31,	$94,205	$91,342	$90,661

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The reserve for unfunded lending commitments is presented below:

	Years Ended December 31,
Reserve for Unfunded Lending Committements	2007	2006	2005

Balance at January 1,	$6,294	$6,072	$5,774
Provision for credit losses	1,100	222	298

Balance at December 31,	$7,394	$6,294	$6,072

5.	Goodwill and Intangible Assets

Goodwill and intangible assets as of December 31, 2007, 2006 and 2005 are summarized as follows:

	At December 31, 2007			At December 31, 2006			At December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets:
Deposit base intangible assets	$10,137	$8,160	$1,977	$10,137	$7,272	$2,865	$10,137	$6,381	$3,756

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

Amortization expense for intangible assets was $0.89 million for both 2007 and 2006. The following table shows the estimated future amortization expense for deposit base intangible assets balances at December 31, 2007.

For the years ended:

December 31, 2008	$573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	710

$1,977

During the fourth quarter of 2007, Management prepared its annual impairment testing as required under SFAS 142 and concluded that goodwill was not impaired. There have been no events subsequent to that date which would change the conclusions reached.

6.	Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation applies the provisions of SFAS 156 which amends SFAS 140 to account for mortgage servicing rights. Under SFAS 156, when the Corporation sells originated or purchased loans and retains the related servicing rights, the retained servicing rights are initially valued at fair value. Fair value is estimated based on market prices, when available, or the present value of future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. SFAS 156 also requires the remeasurement of servicing assets and liabilities at each subsequent reporting date using one of two methods: amortization over the servicing period or measurement at fair value. The Corporation has elected to subsequently remeasure servicing assets using the amortization method. Capitalized mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The components of mortgage servicing rights are as follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of year, net of valuation allowance	$19,575	$19,971	$18,261
Additions	2,521	2,654	4,662
Amortization	(2,742)	(3,074)	(3,163)
Less: Changes in allowance for impairment	—	24	211

Balance at end of year, net of valuation allowance	$19,354	$19,575	$19,971

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As permitted, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is none at December 31, 2007 and 2006 and $24.2 thousand at December 31, 2005.

The aggregate gain on sales of mortgage loans was $2.4 million, $2.2 million and $3.2 million for the years ended 2007, 2006 and 2005, respectively.

At year-ends 2007, 2006 and 2005, the Corporation serviced mortgage loans for outside investors of approximately $2.0 billion, $2.0 billion and $2.1 billion, respectively. The following table provides servicing information for the year-ends indicated:

	Years Ended December 31,
	2007	2006	2005

Balance, January 1,	$2,030,159	$2,058,521	$2,034,453
Additions:
Loans originated and sold to investors	260,516	296,681	349,210
Reductions:
Loans sold servicing released	(43,333)	(70,790)	(157,069)
Regular amortization, prepayments and foreclosures	(238,726)	(254,252)	(168,073)

Balance, December 31,	$2,008,616	$2,030,159	$2,058,521

At December 31, 2007, key economic assumptions and the sensitivity of current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions are presented in the following table below. These sensitivities are hypothetical and should be used with caution. Changes in the fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

The following table shows the estimated future amortization of mortgage servicing rights based on existing assets at December 31, 2007

Fair value of mortgage servicing rights	$22,080
Expected weight-average life (in months)	89.7
Prepayment speed assumption (annual CPR)	12.3%
Decrease in fair value from 10% adverse change	$999
Decrease in fair value from 25% adverse change	1,924
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$743
Decrease in fair value from 200 basis point adverse change	1,433

The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2007:

Years Ended December 31,

2008	$2,867
2009	2,565
2010	2,180
2011	1,852
2012	1,573
more than 5 years	8,317

$19,354

7.	Restrictions on Cash and Dividends

The average balance on deposit with the Federal Reserve Bank or other governing bodies to satisfy reserve requirements amounted to $2.7 million and $6.5 million during 2007 and 2006, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2007, cash and due from banks included $3.0 million deposited with the Federal Reserve Bank and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2007 were restricted, by the regulatory agencies, principally to the total of 2007 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

8.	Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2007	2006	useful lives

Land	$20,149	$22,581	—
Buildings	139,211	137,123	10-35 yrs
Equipment	109,632	115,041	3-15 yrs
Leasehold improvements	19,530	19,015	1-20 yrs

	288,522	293,760

Less accumulated depreciation and amortization	174,529	170,806

	$113,993	$122,954

Amounts included in other expenses on the face of the consolidated financial statements for depreciation and amortization aggregated $15.3 million, $14.7 million and $13.7 million for the years ended 2007, 2006 and 2005, respectively.

9.	Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2007 and 2006 were $727.3 million and $819.9 million, respectively. Interest expense on these certificates and time deposits amounted to $43.8 million in 2007, $40.8 million in 2006, and $25.8 million in 2005.

10.	Securities Sold under Agreements to Repurchase and Wholesale Borrowings

The average balance of securities sold under agreements to repurchase for the years ended 2007, 2006 and 2005 amounted to $1,471.8 million, $1,284.0 million and $1,409.1 million, respectively. In 2007, the weighted average annual interest rate amounted to 4.84%, compared to 4.37% in 2006 and 3.22% in 2005. The maximum amount of these borrowings at any month end totaled $1,601.5 million during 2007, $1,562.9 during 2006 and $1,699.3 during 2005.

The average balance of wholesale borrowings for the years ended 2007, 2006 and 2005 amounted to $326.5 million, $404.7 million and $431.8 million, respectively. In 2007, the weighted average annual interest rate amounted to 6.31%, compared to 5.96% in 2006 and 4.97% in 2005. The maximum amount of these borrowings at any month end totaled $713.5 million during 2007, $800.6 million during 2006 and $651.7 million in 2005.

At December 31, 2007 and 2006, securities sold under agreements to repurchase totaled $1,256.1 million and $1,261.8 million. At December 31, 2007, the maturities ranged from one day to one year and three months. They are collateralized by securities of the U.S. Government or its agencies.

The wholesale borrowings components and their respective terms are as follows:

During 2000, the Corporation issued $150.0 million of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors. At December 31, 2007 and 2006, the Corporation had $150.0 million outstanding.

As of December 31, 2007 and 2006, the Corporation had $31.1 million and $41.3 million, respectively, of Federal Home Loan Bank (“FHLB”) advances outstanding. The balances of the FLHB advances outstanding at year-end 2007

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

included: $26.1 million with maturities from one to five years and $5.0 million with maturities over five years. The FHLB advances have interest rates that range from 2.00% to 7.15% during 2007 and 2006.

During 2005, the Corporation entered into a new borrowing arrangement, Term Investment Option (TIO), with the United States Treasury. The funds are obtained by institutions for a fixed term ranging from three to forty-five days at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. At December 31, 2007 and 2006, the Corporation had $500.0 million and $250.0 million, respectively of TIOs outstanding. At December 31, 2007, the TIOs had interest rates ranging from 4.19% to 4.25% and maturities ranging from two to three days. At December 31, 2006, the TIOs had interest rates of 5.18% and 5.20% and a maturity of three days.

At year-end 2007 the Corporation had a $15.0 million line of credit with a financial institution with a $1.0 million outstanding balance and an interest rate of 5.51%. The line carries a variable interest rate on LIBOR rate advances based on the one-month LIBOR rate plus 27 basis points, 30 basis points or 32.5 basis points depending on the Corporation’s debt rating, and a variable interest rate on base rate advances based on the greater of the prime lending rate of the financial institution or 50 basis points above the Federal Funds rate.

At year-end 2007 and 2006, the Corporation had a $35.0 million line of credit with a financial institution with no outstanding balance. The line carries a variable interest rate that approximates the one, two or three-month LIBOR rate plus 30 basis points.

The lines of credit in existence at December 31, 2007 and 2006 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

At year-end 2007 and 2006, the Corporation had $0.4 million of convertible bonds outstanding for both years. The convertible bonds consist of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds mature May 5, 2008 and may be redeemed by the bondholders any time prior to maturity.

During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1.0 million per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated when they represent intercompany transactions in the consolidated financial statements and the related notes. The outstanding balance of the Capital Securities totaled $21.5 million at December 31, 2007 and 2006. At December 31, 2007 and 2006, other borrowings totaled $1.3 million and $1.1 million, respectively. These borrowings represent the SFAS 133 basis adjustment on the Capital Securities.

Residential mortgage loans, second mortgages and home equity lines of credit totaling $1,330.7 million at December 31, 2007, and $418 million of residential mortgage loans at December 31, 2006 were pledged to secure FHLB advances.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Contractual Maturities

The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2007:

		One Year	One to	Three to	Over Five
	Total	or Less	Three Years	Five Years	Years

Securities sold under agreements to repurchase	$1,256,080	$1,230,080	$26,000	$—	$—
Term Investment Option	500,000	500,000	—	—	—
Bank notes	150,000	—	150,000	—	—
FHLB advances	31,054	—	25,367	736	4,951
Capital securities	21,450	—	—	—	21,450
Other	1,251	—	—	—	1,251
Line of credit	1,000	1,000	—	—	—
Convertible subordinated debentures	366	366	—	—	—

Total long-term debt	$1,961,201	$1,731,446	$201,367	$736	$27,652

The following table provides further detail of the maturities of securities sold under agreements to repurchase at December 31, 2007:

Overnight	$1,221,080
Up to thirty days	—
Thirty day to ninety days	9,000
Over ninety days	26,000

$1,256,080

11.	Federal Income Taxes

Federal income tax expense is comprised of the following:

	Years ended December 31,
	2007	2006	2005

Taxes currently payable	$46,817	$43,457	$47,991
Deferred expense (benefit)	3,564	(7,081)	3,659

	$50,381	$36,376	$51,650

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Actual Federal income tax expense differs from the statutory tax rate as shown in the following table:

	Years ended December 31,
	2007	2006	2005

Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(1.87)	(1.21)	(0.81)
Reduction of excess tax reserves	—	—	(2.35)
Bank owned life insurance	(2.80)	(4.39)	(2.45)
Low income housing tax credit	(0.96)	(1.14)	(0.83)
Dividends received deduction	(0.17)	(0.21)	(0.11)
ESOP Dividends	(0.49)	(0.68)	(0.47)
Non-deductible meals and entertainment	0.17	0.22	0.19
Other	0.17	0.11	0.19

Effective tax rates	29.05%	27.70%	28.36%

During 2005, the statue expired on the 2001 consolidated federal income tax return, resulting in the release of tax reserves of $7.5 million which had been established for tax issues from a previous acquisition. As a result, the Corporation recorded a $4.3 million reduction in income tax expense. Additionally, a $3.2 million federal and state tax reserves were established for pending audits and years open for review in 2005.

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $6.4 million, $(2.5) million and $3.7 million in 2007, 2006 and 2005, respectively, and are recorded in other operating expense in the consolidated statements of income and comprehensive income. Taxes, other than federal income tax (included in other expenses) benefited from the reversal of $9.5 million in tax expense associated with the favorable resolution of non-income tax examinations covering the years 2003 through 2005. This and other adjustments had the effect of reducing 2006 other tax expenses by $6.2 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Years Ended
	December 31,
	2007	2006

Deferred tax assets:
Allowance for credit losses	$35,427	$43,026
Employee benefits	23,844	30,342
REMIC	8,848	8,793
Available for sale securities	7,368	18,535

	75,487	100,696

Deferred tax liabilities:
Leased assets and depreciation	(11,169)	(11,133)
FHLB stock	(23,019)	(24,554)
Loan fees and expenses	(6,763)	(7,025)
Goodwill	(4,670)	(3,856)
Other	556	(531)

	(45,065)	(47,099)

Total net deferred tax asset	$30,422	$53,597

The period change in deferred taxes that is recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years Ended
	December 31,
	2007	2006

Deferred tax changes reflected in other comprehensive income	$19,611	$(19,739)
Deferred tax changes reflected in Federal income tax expense	3,564	(7,081)

Net change in deferred taxes	$23,175	$(26,820)

In consideration of the positive evidence available from projected taxable income in future years and net operating loss carryback availability from prior years, the Corporation believes that it is more likely than not that the deferred tax asset will be realized and accordingly no valuation allowance has been recorded.

In July 2006 the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarified the criteria for recognition and measurement of income tax benefits in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under FIN 48, evaluation of income tax benefits is a two-step process. First, income tax benefits can be recognized in financial statements for a tax position only if it is considered “more likely than not” (as defined under SFAS 5), of being sustained on audit based solely on the technical merits of the income tax position. Second, if the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position.

FIN 48, was adopted by the Corporation in January 1, 2007, the date it became effective. At adoption, the Corporation had $1.9 million of gross unrecognized income tax benefits (“UBTs”). Management determined that the reserve was adequate and no adjustment to retained earnings was deemed necessary.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

			Gross
		Accrued	Unrecognized
	Federal and	Interest and	Income Tax
	State Tax	Penalties	Benefits

Balance at January 1, 2007	$658	$1,241	$1,899
Additions for tax provisions related to current year	82	—	82
Additions for tax provisions related to prior year	125	964	1,089
Reduction for tax positions related to prior closed tax years	—	(1,346)	(1,346)

Balance at December 31, 2007	$865	$859	$1,724

Components of Reserve:
Potential non-deductible compensation	$58	$8	$66
Potential adjustment to non-deductible interest expense	130	11	141
Timing of the accrual for interest on nonperforming assets	—	744	744
State income tax exposure	677	96	773

Balance at December 31, 2007	$865	$859	$1,724

The Corporation recognized accrued interest and penalties, as appropriate, related to UTBs in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2004. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.8 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2007 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 99 basis points to 28.06% at December 31, 2007.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2007, Management had identified no potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

On September 29, 2006, SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) was issued. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit, retiree health care and other postretirement benefit plans on the balance sheet. Each over funded plan is recognized as an asset and each under funded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service cost or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in shareholders’ equity. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. SFAS 158 requires initial application for fiscal years ending after December 15, 2006, with earlier application encouraged. The Corporation adopted SFAS 158 as of December 31, 2006. The following table summarized the effect of required changes in the AML as of December 31, 2006 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158.

	December 31,			December 31,
	2006			2006
	Prior to AML			After AML
	and SFAS 158	AML	SFAS 158	and SFAS 158
	Adjustments	Adjustment	Adjustment	Adjustments

Prepaid pension costs	$41,807	$—	$(41,807)	$—
Other assets	2,339	—	(1,457)	882
Deferred taxes	2,681	(1,377)	25,006	26,310
Pension liabilities	11,767	—	25,483	37,250
Postretirement liabilities	27,869	—	3,450	31,319
Accumulated other comprehensive loss	4,980	(2,559)	46,440	48,861

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total

Prior service cost	$163	$(541)	$(378)
Cumulative net loss	5,347	407	5,754

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements. Under the transition measurement date provision of SFAS 158, the Corporation has elected to adopt a September 30th measurement date to value plan assets and benefit obligations for the year ended December 31, 2007. For the year ended December 31, 2008, a December 31st measurement date will be used.

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Change in Benefit Obligation

Projected Benefit Obligation (PBO)/,
Accumlated Postretirement Benefit Obligation (APBO), beginning of year	$172,208	$169,225	$150,569	$31,319	$31,685	$26,707
Service cost	7,466	6,932	6,388	889	746	805
Interest cost	9,655	9,412	8,827	1,736	1,663	1,542
Participant contributions	—	—	—	486	464	520
Actuarial (loss) gain	(11,048)	(4,280)	18,714	(1,133)	(239)	4,763
Benefits paid	(9,559)	(9,081)	(15,273)	(3,849)	(3,000)	(2,652)

PBO/APBO, end of year	$168,722	$172,208	$169,225	$29,448	$31,319	$31,685

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$134,957	$133,050	$117,987	$—	$—	$—
Actual return on plan assets	17,775	10,249	13,762	—	—	—
Participant contributions	—	—	—	486	464	520
Employer contributions	2,153	739	16,574	3,363	2,536	2,132
Benefits paid	(9,559)	(9,081)	(15,273)	(3,849)	(3,000)	(2,652)

Fair Value of Plan Assets, end of year	$145,326	$134,957	$133,050	$—	$—	$—

Funded Status	$(23,395)	$(37,250)	$(36,174)	$(29,448)	$(31,319)	$(31,685)
Prior service (benefits) costs	(709)	(839)	797	(4,467)	(5,009)	(5,550)
Cumulative net loss	39,820	64,674	80,448	6,168	7,708	7,913
Post-measurement date contributions	203	132	134	868	751	851

Prepaid (accrued) pension/ postretirement cost	$15,919	$26,717	$45,205	$(26,879)	$(27,869)	$(28,471)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$—	$—	$49,835	$—	$—	$—
Accrued benefit liability	(23,395)	(37,250)	(14,192)	(29,448)	(31,319)	(28,470)
Intangible asset	—	—	1,766	—	—	—
Accumulated other comprehensive income	49,325	72,472	7,661	1,701	2,699	—
Post-measurement date contributions	203	132	134		—	—

Net amount recognized	$26,133	$35,354	$45,204	$(27,747)	$(28,620)	$(28,470)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Weighted-average assumptions	Pension Benefits			Postretirement Benefits
as of December 31	2007	2006	2005	2007	2006	2005

Discount Rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75%	3.75%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	8.0% to 5.0%	8.0% to 5.0%	9.0% to 5.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	8.0% to 5.0%	8.0% to 5.0%	9.0% to 5.0%
Prescription Drugs	—	—	—	10.0% to 5.0%	11.0% to 5.0%	9.0% to 5.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	10.0% to 5.0%	12.0% to 5.0%	12.0% to 5.0%

For measurement purposes, the assumed annual rate increase in the per capita cost of covered health care benefits was 8.0% in 2007, decreased gradually to 5.0% in 2018 and remains level thereafter.

During the years ended December 31, 2007 and 2006, the Corporation received $0.2 million and $0.1 million in subsidy payments under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$117	$(102)
Effect on postretirement benefit obligation for health care benefits	$333	$(309)

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Components of Net Periodic
Pension/Postretirement Cost
Service cost	$7,466	$6,932	$6,388	$889	$746	$805
Interest cost	9,655	9,413	8,827	1,736	1,663	1,542
Expected return on assets	(11,185)	(11,399)	(11,556)	—	—	—
Prior service costs	164	180	296	(541)	(541)	(541)
Cumulative net loss	5,346	5,462	3,382	407	430	97

Net periodic pension/postretirement cost	$11,446	$10,588	$7,337	$2,490	$2,298	$1,903

Accumulated Benefit Obligation for the Corporation’s pension plan was $145.3 million, $146.5 million and $141.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Additional Information

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Prior service cost	$(1,003)	$617	n/a	$(4,467)	$(5,009)	n/a
Cumulative net loss	41,858	71,855	n/a	6,168	7,708	n/a

Total amount recognized	$40,855	$72,472		$1,701	$2,699

Plans with under funded or non-funded accumulated benefit obligation:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Aggegate Projected benefit obligation	$17,445	$15,222	$16,146	n/a	n/a	n/a
Aggregate accumulated benefit obligation	$16,532	$11,767	$14,192	n/a	n/a	n/a
Aggregate fair value of plan assets	$—	$—	$—	n/a	n/a	n/a

Plan Assets

The Corporation’s pension plan weighted-average allocations at September 30, 2007, 2006 and 2005 (measurement date) by asset category are as follows:

	Plan Assets
Asset Category	2007	2006	2005

Cash and money market funds	4.12%	1.45%	4.51%
U.S. Treasury obligations	5.49%	6.54%	5.99%
U.S. government agencies	4.17%	4.43%	4.37%
Corporate bonds	5.11%	20.41%	20.61%
Domestic equity mutual funds	81.11%	67.17%	64.52%

	100.00%	100.00%	100.00%

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

(Dollars in thousands)

committee decided to investment in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g. private equity, hedge funds, real estate, etc.) at this time. The current asset allocation policy is described below:

Asset Class	Target	Range

Large Cap U.S. Equity	35.00%	30%-40%
Small/Mid Cap U.S. Equity	15.00%	12%-18%
International Equity	15.00%	12%-18%

Total Equity	65.00%	60%-70%
Fixed Income	35.00%	30%-40%
Cash Equivalents	0.00%	0%- 5%

	100.00%

During September, 2007 and 2006, the Corporation did not make a contribution to the qualified pension plan. During September 2005, the Corporation contributed $15.5 million to the qualified pension plan.

The Corporation is not required and does not expect to make a contribution to its pension plan in 2008.

At December 31, 2007, the projected benefit payments for the pension plans and the postretirement benefit plan, net of the Medicare subsidy, totaled million $6.3 million and $0.9 million in 2008, $7.8 million and $1.6 million in 2009, $7.8 million and $1.6 million in 2010, $8.8 million and $2.1 million in 2011, $10.2 million and $2.0 million in 2012, and $55.3 million and $9.5 million in years 2013 through 2022, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

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

FirstMerit’ Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of Common Stock, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. A stock account is maintained in the name of each participant and is credited with shares of Common Stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the Common Stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2007, 2006 and 2005 was $9.7 million, $12.1 million and $10.7 million, respectively.

The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. Under the plan, employee contributions are partially matched by the Corporation. Such matching becomes vested in accordance with plan specifications. Total savings plan expenses were $4.2 million, $4.1 million and $4.0 million for 2007, 2006 and 2005, respectively.

13.	Share-Based Compensation

The Corporation’s 1992, 1993, 1996, 1997, 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 9,201,193 common shares of the Corporation. In addition, the 2002 and 2006

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant.

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

The Corporation adopted SFAS No. 123(R) on the required effective date, January 1, 2006, using the modified prospective transition method provided for under the standard. SFAS 123(R) required an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under APB 25 and related interpretations. The Corporation previously elected to use APB 25 and adopted the disclosure requirements of SFAS 123, as amended by SFAS 148.

Pro forma information regarding net income and earning per share for the year ended December 31, 2005 is presented below as if the Corporation had accounted for all stock-based compensation under the fair value method of SFAS 123. The financial statements for the prior interim periods and fiscal years do not reflect any compensation expense calculated under the fair-value method.

Year Ended
December 31,
2005

Net income, as reported	$130,483
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,378)

Pro forma net income	$123,105

Pro forma EPS — Basic	$1.47
Pro forma EPS — Diluted	$1.47
Reported EPS — Basic	$1.56
Reported EPS — Diluted	$1.56

Certain of the Corporation’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. As provided for under SFAS 123(R), the Corporation has elected to recognize compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. SFAS 123(R) requires companies to recognize compensation expense based on the estimated number of stock options and awards for which service is to be rendered. Upon stock option exercise or stock unit conversion, it is the policy of the Corporation to issue shares from treasury stock.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year Ended December 31,
	2007	2006	2005

Assumptions:
Dividend yield	5.06%	4.25%	4.02%
Expected volatility	22.75%	23.51%	28.39%
Risk free interest rate	4.58%	4.86%	3.77 - 4.38%
Expected lives	6 years	4.92 years	5 years

On December 27, 2005, with the approval of the Compensation Committee of the Board of Directors, the Corporation accelerated the vesting of unvested out-of-the-money stock options (“Options”) outstanding under the Amended and Restated 2002 Stock Plan.

The decision to accelerate these Options was made primarily to reduce non-cash compensation expense that would have been recorded in the Corporation’s income statement in future periods upon the adoption of SFAS 123(R). The Compensation Committee of the Board of Directors of the Corporation is authorized under the 2002 Plan to prescribe the time of the exercise of stock options and to accelerate the time at which stock options become exercisable. As a result of this decision, the Corporation reduced the after-tax stock option expense it would have been required to record by approximately $2.3 million in 2006 and $1.5 million in 2007.

As a result of this vesting acceleration, options to purchase approximately 1.7 million shares became exercisable immediately. These Options would have vested through February 2008. Based upon the Corporation’s closing price of $26.32 on December 27, 2005, all of the Options accelerated were out-of-the-money, that is, the Options’ exercise price was greater than the current market value of the Corporation’s stock. The number of shares, exercise prices and terms of the Options, subject to acceleration, remain the same.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A summary of stock option activity under the Plans as of December 31, 2007 and 2006, and changes during the years then ended is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares (000’s)	Exercise Price	Contractual Term	Value (000’s)

Outstanding at January 1, 2006	7,495	$25.66
Granted	524	24.13
Exercised	(102)	17.73
Forfeited	(360)	25.10
Expired	(338)	26.68

Outstanding at December 31, 2006	7,219	25.64	4.84	$4,229

Granted	56	20.99
Exercised	(160)	20.13
Forfeited	(52)	24.47
Expired	(261)	26.54

Outstanding at December 31, 2007	6,802	25.63	3.90	$807

Exercisable at December 31, 2006	6,797	$25.72	4.60	$4,168

Exercisable at December 31, 2007	6,578	$25.69	3.75	$807

The weighted average grant-date fair value of options granted during the year ended December 31, 2007 was $3.22. The total intrinsic value of options exercised during the year ended December 31, 2007 was $0.2 million. Cash received from options exercised under all share-based payment arrangement for the year ended December 31, 2007 was $3.2 million. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.1 million.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. During the first quarter of 2006 the Corporation repurchased 2.6 million common shares which was adequate to cover option exercises for the full year 2006 and 2007.

At December 31, 2007, there was $0.3 million of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted-average period of 1.38 years.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A summary of the status of the Corporation’s nonvested shares as of December 31, 2007 and 2006 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant-Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value

Nonvested at January 1, 2006	68	$24.52
Granted	302	23.99
Vested	(33)	24.05
Forfeited or expired	(11)	24.27

Nonvested at December 31, 2006	326	$24.08
Granted	296	20.49
Vested	(92)	24.32
Forfeited or expired	(92)	23.58

Nonvested at December 31, 2007	438	$21.72

As of December 31, 2007, there was $3.4 million of total unrecognized compensation cost related to nonvested (restricted) share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.98 years. The total fair value of shares vested during the year ended December 31, 2007 was $1.9 million.

In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. At retirement, all unvested awards continue to vest. As required by SFAS 123(R), the Corporation began accelerating the recognition of compensation costs for share-based awards granted to retirement-eligible employees and employees who become retirement-eligible prior to full vesting of the awards. Compensation cost for awards granted or modified after the adoption of SFAS 123(R) will be recognized over a period to the date an employee first becomes eligible for retirement. In accordance with this change in policy, share-based compensation for the year ended December 31, 2006 included expense of $3.6 million for share-based compensation that was granted to retirement-eligible employee participants. The stock option and restricted shares plans were amended during 2007 to eliminate post retirement vesting.

The total share-based compensation expense recognized during the year ended December 31, 2007 and 2006 was $2.1 million and $6.0 million, respectively, and the related tax benefit thereto was $0.7 million and $1.6 million, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

14.	Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

Condensed Balance Sheets

	As of December 31,
	2007	2006

Assets:
Cash and due from banks	$6,816	$4,099
Investment securities	1,190	1,114
Loans to subsidiaries	90,550	50,050
Investment in subsidiaries, at equity in underlying value of their net assets	858,458	830,200
Other assets	16,178	17,146

Total Assets	$973,192	$902,609

Liabilities and Shareholders’ Equity:
Convertible subordinated debt	$366	$406
Wholesale borrowings	53,951	52,887
Accrued and other liabilities	1,898	3,205
Shareholders’ equity	916,977	846,111

Total Liabilities and Shareholders’ Equity	$973,192	$902,609

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005

Income:
Cash dividends from subsidiaries	$139,111	$78,655	$192,987
Other income	2,717	2,728	97

	141,828	81,383	193,084
Interest and other expenses	11,288	10,977	8,426

Income before federal income tax benefit and equity in undistributed income of subsidiaries	130,540	70,406	184,658
Federal income tax (benefit)	(2,581)	(2,295)	(2,934)

	133,121	72,701	187,592
Equity in undistributed income of subsidiaries	(10,094)	22,245	(57,109)

Net income	$123,027	$94,946	$130,483

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Condensed Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005

Operating activities:
Net income	$123,027	$94,946	$130,483
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	10,094	(22,245)	57,109
Decrease (increase) in Federal income tax receivable	2,793	21,638	(21,400)
Other	(3,062)	2,818	1,478

Net cash provided by operating activities	132,852	97,157	167,670

Investing activities:
Loans to subsidiaries	(115,000)	(84,500)	(141,000)
Repayment of loans to subsidiaries	74,500	143,000	124,000
Payments for investments in and advances to subsidiaries	—	(61)	(850)
Purchases of investment securities	(76)	(56)	(56)

Net cash (used) provided by investing activities	(40,576)	58,383	(17,906)

Financing activities:
Conversion of subordinated debt	(40)	(35)	—
Proceeds from short-term borrowings	1,000	—	—
Cash dividends	(93,331)	(91,354)	(92,798)
Proceeds from exercise of stock options	3,045	1,853	8,806
Purchase of treasury shares	(233)	(65,837)	(63,236)

Net cash used by financing activities	(89,559)	(155,373)	(147,228)

Net increase in cash and cash equivalents	2,717	167	2,536
Cash and cash equivalents at beginning of year	4,099	3,932	1,396

Cash and cash equivalents at end of year	$6,816	$4,099	$3,932

15.	Segment Information

Prior to 2007, the Corporation managed its operations through the major line of business “Supercommunity Banking.” To improve revenue growth and profitability as well as enhance relationships with customers, the Corporation moved to a line of business model during the first quarter of 2007. Accordingly, prior period information has been reclassified to reflect this change.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies). Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for MSR and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2007, 2006 and 2005.

					FirstMerit
December 31, 2007	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$151,490	193,231	17,917	(25,092)	337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
Averages :
Assets	$3,742,894	2,998,057	340,716	3,237,121	10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic Capital	243,845	191,899	47,237	392,545	875,526

					FirstMerit
December 31, 2006	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$148,502	202,292	18,192	(28,613)	340,373
Provision for loan losses	50,545	19,265	2,142	4,160	76,112
Other income	37,350	109,383	33,502	14,913	195,148
Other expenses	76,246	196,204	35,915	19,722	328,087
Net income	38,389	62,534	8,864	(14,841)	94,946
Averages:
Assets	$3,543,088	3,019,254	337,528	3,230,145	10,130,015
Loans	3,565,105	2,859,247	335,169	38,817	6,798,338
Earnings assets	3,597,040	2,910,712	335,180	2,418,360	9,261,292
Deposits	2,022,510	4,702,580	389,937	269,119	7,384,146
Economic Capital	250,011	216,268	47,838	375,812	889,929

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

					FirstMerit
December 31, 2005	Commerical	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$151,008	201,906	17,406	(21,325)	348,995
Provision for loan losses	12,200	29,599	1,566	455	43,820
Other income	34,422	105,870	34,253	15,921	190,466
Other expenses	73,757	193,277	35,946	10,528	313,508
Net income	64,658	55,185	9,196	1,444	130,483
Average:
Assets	$3,317,471	3,050,699	331,035	3,565,224	10,264,429
Loans	3,338,776	2,891,025	318,542	62,166	6,610,509
Earnings assets	3,374,988	2,947,950	330,930	2,780,796	9,434,664
Deposits	2,051,910	4,665,920	338,869	241,957	7,298,656
Economic Capital	232,471	213,989	48,096	472,170	966,726

16.	Fair Value Disclosure of Financial Instruments

The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments “(SFAS 107”).” These disclosures do not attempt to estimate or represent the Corporation’s fair value as a whole. Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument, and may change in subsequent reporting periods due to market conditions or other factors.

Estimated fair value, in theory, represents the amounts at which financial instruments could be exchanged or settled in a current transaction between willing parties. Instruments for which quoted market prices are not available are valued based on estimates using present value or other valuation techniques whose results are significantly affected by the assumptions used, including discount rates and future cash flows. Accordingly, the values so derived, in many cases, may not be indicative of amounts that could be realized in immediate settlement of the instrument.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Mortgage servicing rights — The carrying amount is recorded at lower of cost or market in accordance with SFAS 140, as amended by SFAS 156. A discounted cash flow method was used to estimate the fair value.

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

The estimated fair values of the Corporation’s financial instruments based on the assumptions previously described are shown in the following table:

	At December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,459,953	2,459,953	2,407,888	2,408,777
Net loans	6,907,681	6,937,720	6,787,521	6,780,483
Loan held for sale	47,341	47,720	95,272	95,664
Cash and due from banks	207,335	207,335	200,204	200,204
Accrued interest receivable	48,790	48,790	57,554	57,554
Mortgage servicing rights	19,354	22,080	19,575	23,063
Derivative assets	1,511	1,511	8,584	8,584
Financial liabilities:
Deposits	$7,331,739	7,342,988	7,498,924	7,503,077
Securities sold under agreements to repurchase	1,256,080	1,255,821	1,261,821	1,261,144
Wholesale borrowings	705,121	720,869	464,227	478,523
Accrued interest payable	41,547	41,547	41,120	41,120
Derivative liabilities	17,790	17,790	58	58

17.	Financial Instruments with Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, loans sold with recourse and derivative instruments.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

	At December 31,
	2007	2006

Commitments to extend credit	$3,171,168	$3,105,796
Standby letters of credit and financial guarantees written	216,291	198,225
Loans sold with recourse	38,906	40,565
Derivative financial instruments:
Interest rate swaps	824,567	540,912
Interest rate lock commitments	29,070	24,249
Forward contracts sold	27,478	24,304

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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $97.4 million and $90.6 million at December 31, 2007 and 2006, respectively, the remaining guarantees extend in varying amounts through 2018. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. The notional or contract amounts associated with the derivative instruments were not

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

recorded as assets or liabilities on the balance sheets at December 31, 2007 or 2006. In the normal course of business, the Corporation has entered into swap agreements to modify the interest sensitivity of certain asset and liability portfolios. Specifically, the Corporation swapped $21.5 million of trust preferred securities to floating rate liabilities. The Corporation has implemented a hedge program to swap qualifying fixed rate commercial loans to floating rate assets. At December 31, 2007 and 2006, commercial loan transactions totaling $595.8 million and $490.5 million, respectively, have been swapped under this hedge program.

The Corporation has entered into forward interest rate swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in current earnings.

Additionally, as a normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline includes interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs and forward commitments as nondesignated derivatives. Accordingly, IRLCs and forward commitments are recorded at fair value with changes in value recorded in current earnings as loan sales and servicing income.

Once a loan is closed, it is placed in the mortgage loan warehouse and classified as held for sale until ultimately sold in the secondary market. The forward commitment remains in place. The Corporation has implemented a SFAS 133 hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments are recorded at fair value with ineffective changes in value recorded in current earnings as loan sales and servicing income.

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

In October 2007, the Corporation, as a member bank of Visa U.S.A., Inc. received shares of restricted stock in Visa, Inc. as a result of its participation in the global restructuring of Visa U.S.A., in preparation of for an initial public offering by Visa. The Corporation and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa (“Covered Litigation”). Visa announced on November 7, 2007 the settlement of the litigation that involved American Express, and accordingly, the Corporation recorded a charge of $1.7 million for its proportionate share of this settlement. Additionally, on December 21, 2007 Visa filed its annual report on Form 10-K with the United States Securities and Exchange Commission and in this report Visa reported that a litigation reserve related to the Discover litigation had been recorded and accordingly, the Corporation also established a reserve of $0.6 million for its proportionate share of the Discover matter.

We understand that the SEC provided further guidance in December 2007 on the accounting treatment for the contingent obligation to indemnify Visa under its bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from indemnified litigation that has not yet been settled, clarifying that a member bank such as FirstMerit must recognize its obligation at its established fair value. Management is aware that pursuant to the loss sharing and judgment sharing agreements executed with Visa, the

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Corporation will have additional liabilities beyond the amounts accrued in the fourth quarter of 2007. FirstMerit is not a named defendant in the pending Covered Litigation matters and has been unable to obtain relevant information about the specific pending litigation matters beyond American Express and Discover from representatives of Visa, Inc. upon which to make an additional assessment.

Visa has previously stated that payment related to the Covered Litigation will be funded from an escrow account to be established with a portion of the proceeds from its planned initial public offering. The Corporation expects that its proportional share of the proceeds of the planned initial public offering by Visa will more than offset any additional liability the Corporation may have related to the Covered Litigation.

At December 31, 2007, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Lease
At December 31,	Commitments

2008	$5,962
2009	5,159
2010	4,040
2011	3,537
2012	3,002
2013-2026	14,588

$36,288

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

19.	Earnings Per Share

The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,
	2007	2006	2005

Basic EPS:
Net income	$123,027	$94,946	$130,483

Net income available to common shareholders	$123,027	$94,946	$130,483

Average common shares outstanding	80,372,002	80,127,707	83,490,133

Basic net income per share	$1.53	$1.18	$1.56

Diluted EPS:
Income available to common shareholders	$123,027	$94,946	$130,483
Add: interest expense on convertible bonds, net of tax	16	18	18

Income used in diluted earnings per share calculation	$123,043	$94,964	$130,501

Average common shares outstanding	80,372,002	80,127,707	83,490,133
Add: common stock equivalents:
Stock option plans	94,622	175,637	301,350
Convertible debentures/preferred securities	43,520	48,409	52,154

Average common and common stock equivalent shares outstanding	80,510,144	80,351,753	83,843,637
Diluted net income per share	$1.53	$1.18	$1.56

For the years ended December 31, 2007, 2006 and 2005, options to purchase 6.3 million shares, 6.5 million shares and 2.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

(Dollars in thousands)

capital amounts and classification are also subject to quantitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2007, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

As of year-end 2007, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized FirstMerit Bank (“Bank”) as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well capitalized.”

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2007	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,001,539	12.36%	>	$648,364	8.00%	>	$810,455	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$840,290	10.37%	>	$324,182	4.00%	>	$486,273	>	6.00%

Tier I Capital (to Average Assets)	$840,290	8.24%	>	$407,744	4.00%	>	$509,680	>	5.00%

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2007	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$903,894	11.18%	>	$646,888	8.00%	>	$808,610	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$746,083	9.23%	>	$323,444	4.00%	>	$485,166	>	6.00%

Tier I Capital (to Average Assets)	$746,083	7.33%	>	$407,043	4.00%	>	$508,804	>	5.00%

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

22.	Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2007 and 2006 are summarized as follows:

		Quarters
		First	Second	Third	Fourth

Total interest income	2007	$156,935	$159,459	$162,631	$157,969

	2006	$143,072	$148,270	$155,021	$157,478

Total interest expense	2007	$74,929	$75,234	$77,477	$71,808

	2006	$57,099	$62,540	$69,934	$73,895

Net interest income	2007	$82,006	$84,225	$85,154	$86,161

	2006	$85,973	$85,730	$85,087	$83,583

Provision for loan losses	2007	$4,210	$9,967	$7,324	$9,334

	2006	$6,106	$13,159	$12,612	$44,235

Net income	2007	$31,421	$29,885	$30,262	$31,459

	2006	$29,964	$27,661	$31,204	$6,117

Net income per basic share	2007	$0.39	$0.37	$0.38	$0.39

	2006	$0.37	$0.35	$0.39	$0.07

Net income per diluted share	2007	$0.39	$0.37	$0.38	$0.39

	2006	$0.37	$0.35	$0.39	$0.07

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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and was effective.

Our management’s assessment of the effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public account firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation

We have audited the consolidated balance sheet of FirstMerit Corporation (“FirstMerit”) as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of FirstMerit’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year then ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

Akron, Ohio
February 20, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation

We have audited FirstMerit Corporation’s (“FirstMerit”) internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FirstMerit maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

Akron, Ohio
February 20, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
FirstMerit Corporation

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income and comprehensive income, of changes in shareholder’s equity and of cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of FirstMerit Corporation and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Columbus, Ohio
February 28, 2007, except for Note 15 as to which the date is February 19, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2006, the Audit Committee of the Board of Directors of the Corporation approved the engagement of Ernst & Young LLP (“EY”) as the Corporation’s independent registered public accounting firm for the year ending December 31, 2007, and dismissed PricewaterhouseCoopers LLC (“PwC”) as the independent registered public accounting firm of the Corporation on November 3, 2006. PwC’s dismissal became final upon completion of its procedures on the Corporation’s financial statements as of and for the year ending December 31, 2006, and the Form 10-K for the year ending December 31, 2006 on February 28, 2007 (the “Date of Dismissal”).

The reports of PwC on the Corporation’s financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the years ended December 31, 2006 and 2005, and through the Date of Dismissal, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its reports on the Corporation’s financial statements for such years. During the years ended December 31, 2006 and 2005, and through the Date of Dismissal of PwC, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K) with respect to the Corporation.

The Corporation requested PwC to furnish a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Corporation with the SEC on November 7, 2006.

During the years ended December 31, 2006 and 2005, and through the Date of Dismissal, the Corporation did not consult EY regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Corporation’s financial statements or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 109 of this Annual Report, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007 and 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information about the Directors of FirstMerit, see “Elections of Directors” on pages 10 through 12 of FirstMerit’s Proxy Statement dated March 12, 2008 (the “Proxy Statement”), which is incorporated herein by reference.

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

The Board of Directors has determined that it has three “audit committee financial experts” serving on its Audit Committee. Information regarding the Audit Committee and the Audit Committee’s financial experts is incorporated by reference to the information that appears in the Proxy Statement on pages 5 and 6 under the caption “Committees of the Board of Directors.”

Information about the Executive Officers of FirstMerit appears in Part I of this report under the caption “Executive Officers of the Registrant.”

Disclosure by FirstMerit with respect to compliance with Section 16(a) of the Exchange Act appears on page 10 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See “Executive Compensation and Other Information” on pages 13 through 31 of the Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Shareholders” and “Beneficial Ownership and Share Ownership Guidelines” at page 41 and pages 12 through 13, respectively, of the Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	available for grant
	Options, Warrants	Options, Warrants	for Options,
	and Rights	and Rights	Warrants and Rights
Plan category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders S1993	7,326	24.14	—
1997	1,168,751	27.21	—
1997D	57,600	29.79	—
S1997	14,642	24.71	—
S1997N	1,337	24.84	—
1999	2,679,631	25.85	186,552
2002	2,300,835	24.97	219,417
2002D	89,000	23.61	136,000
2006	414,045	23.97	1,857,057
2006D	69,000	22.04	—

Total	6,802,167		2,399,026

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Relationships and Related Transactions” at page 25 of the Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” at pages 42-43 of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets as of December 31, 2007 and 2006;

Consolidated Statements of Income for Years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2007, 2006 and 2005;

Consolidated Statements of Cash Flows for Years ended December 31, 2007, 2006 and 2005;

Notes to Consolidated Financial Statements for Years ended December 31, 2007, 2006 and 2005;

Report of Management on Internal Control Over Financial Reporting; and

Reports of Independent Registered Public Accounting Firms.

(a)(2) Financial Statement Schedules

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which appear in Part II of this Report.

(a)(3) See the Exhibit Index which follows the signature page.

(b) See the Exhibit Index which follows the signature page.

(c) See subparagraph (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 22nd day of February, 2008.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig Paul G. Greig Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Steven H. Baer* Steven H. Baer Director	/s/ R. Cary Blair* R. Cary Blair Director

/s/ Karen S. Belden* Karen S. Belden Director	/s/ Robert W. Briggs* Robert W. Briggs Director

/s/ John C. Blickle* John C. Blickle Director	/s/ Gina D. France* Gina D. France Director

/s/ Richard Colella* Richard Colella Director	/s/ J. Michael Hochschwender* J. Michael Hochschwender Director

/s/ Terry L. Haines* Terry L. Haines Director	/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director

/s/ Clifford J. Isroff* Clifford J. Isroff Director	Richard N. Seaman Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/  J. Bret Treier
J. Bret Treier, Attorney-in-Fact

Dated: February 22, 2008

Exhibit Index

Exhibit
Number

3.1	Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed by the Registrant on August 3, 2007)
3.2	Amended and Restated Code of Regulations of FirstMerit Corporation (incorporated by reference from Exhibit 3.2 to the Form 10-Q filed by the registrant on August 3, 2007)
4.1	Instrument of Assumption of Indenture between FirstMerit Corporation and NBD Bank, as Trustee. dated October 23, 1998 regarding FirstMerit Corporation’s 6 1/4% Convertible Subordinated Debentures, due May 1, 2008 (incorporated by reference from Exhibit 4(b) to the Form 10-Q filed by the registrant on November 13, 1998)
4.2	Supplemental Indenture, dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Form 10-K filed by the Registrant on March 22, 1999)
4.3	Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.4	Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.5	Form Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.6	Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
4.7	Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998)
10.1	Amended and Restated 1992 Stock Option Program of FirstMerit Corporation (incorporated by reference from Exhibit 10.1 to the Form 10-K filed by the registrant on March 9. 2001)*
10.2	Amended and Restated 1992 Directors Stock Option Program (incorporated by reference from Exhibit 10.2 to the Form 10-K filed by the registrant on March 9. 2001)*
10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Form 10-K filed by the registrant on March 9, 2001)*
10.4	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.5	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Form 10-K/A filed by the registrant on April 30, 2004)*
10.6	2006 Equity Plan of FirstMerit Corporation (incorporated by reference from Exhibit 10.5 to the Form 10-Q filed by the registrant on August 4, 2006)*
10.7	Amended and Restated 1987 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.6 to the Form 10-K filed by the registrant on March 9, 2001)*
10.8	Amended and Restated 1996 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.7 to the Form 10-K filed by the registrant on March 9, 2001)*
10.9	Amended and Restated 1994 Stock Option and Incentive Plan (SF) (incorporated by reference from Exhibit 10.8 to the Form 10-K filed by the registrant on March 9, 2001)*
10.10	Amended and Restated Stock Option and Incentive Plan (SG) (incorporated by reference from Exhibit 10.10 to the Form 10-K filed by the registrant on March 9. 2001)*
10.11	Non-Employee Director Stock Option Plan (SG) (incorporated by reference from Exhibit 4.3 to the Form S-8/A (No. 333-72287) filed by the registrant on February 12, 1999)*
10.12	Amended and Restated 1997 Omnibus Incentive Plan (SG) (incorporated by reference from Exhibit 10.12 to the Form 10-K filed by the registrant on March 9, 2001)*

Exhibit
Number

10.13	Amended and Restated 1993 Stock Option Plan (FSB) (incorporated by reference from Exhibit 10.13 to the Form 10-K filed by the registrant on March 9, 2001)*
10.14	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.14 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.15	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.15 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.16	Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.17	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Form 10-K filed by the Registrant on March 22, 1999)*
10.18	Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K filed by the Registrant on March 6, 2003)*
10.19	First Amendment to the Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.20	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.21	Long Term Disability Plan (incorporated by reference from Exhibit 10.21 to the Form 10-K/A filed by the registrant on April 30, 2002)*
10.22	Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on January 26, 2005)*
10.23	Director Compensation Agreement (incorporated by reference from Exhibit 10.22 to the Form 10-K filed by the registrant on March 7, 2005)*
10.24	Transition Agreement with John R. Cochran (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on June 21, 2006)*
10.25	Restricted Stock Award Agreement of John R. Cochran dated April 9, 1997 (incorporated by reference from Exhibit 10.28 to the Form 10-K filed by the registrant on March 6. 2003)*
10.26	First Amendment to Restricted Stock Award Agreement for John R. Cochran (incorporated by reference from Exhibit 10.29 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.27	Amended and Restated SERP Agreement for John R. Cochran (incorporated by reference from Exhibit 10.30 to the Form 10-K/A filed by the registrant on April 30, 2001)*
10.28	Form of FirstMerit Corporation Change in Control Termination Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the registrant on November 5, 2004)*
10.29	Form of FirstMerit Corporation Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the registrant on November 5, 2004)*
10.30	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Form 10-K/A filed by the registrant on April 30, 2002)
10.31	Credit Agreement between FirstMerit Corporation and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on December 7, 2006)
10.32	Distribution Agreement, by and among FirstMerit Bank, N.A. and the Agents, dated July 15, 1999 (incorporated by reference from Exhibit 10.41 to the Form 10-K filed by the registrant on March 10, 2000)
10.33	Accelerated Share Repurchase Master Confirmation (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 20, 2006) — FirstMerit Insurance Agency, Inc.
10.34	Amended and Restated Employment Agreement of Paul G. Greig dated January 17, 2008 (incorporated by reference from Exhibit 99.1 to the Form 8-K filed by the registrant on January 23, 2008)*
10.35	Restricted Stock Award Agreement of Paul G. Greig dated May 18, 2006 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed by the registrant on February 28, 2007)*
21	Subsidiaries of FirstMerit Corporation
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP

Exhibit
Number

24	Power of Attorney
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman and Chief Executive Officer of FirstMerit Corporation
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman and Chief Executive Officer of FirstMerit Corporation
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement