Form 10-Q
period 2008-03-31
FIRSTMERIT CORP /OH/
filed 2008-05-02
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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
YES ☐       NO ☑
     As of April 30, 2008, 80,850,686 shares, without par value, were outstanding.

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
SIGNATURES
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31,	December 31,	March 31,
(Unaudited, except December 31, 2007, which is derived from the audited financial statements)	2008	2007	2007
ASSETS
Cash and due from banks	$200,852	$207,335	$242,470
Investment securities (at fair value) and federal funds sold	2,559,729	2,460,453	2,447,426
Loans held for sale	55,744	47,341	48,289
Loans:
Commercial loans	4,020,155	3,906,448	3,800,125
Mortgage loans	575,479	577,219	598,390
Installment loans	1,576,517	1,598,832	1,628,531
Home equity loans	684,064	691,922	709,964
Credit card loans	145,747	153,732	138,183
Leases	70,835	73,733	76,438

Total loans	7,072,797	7,001,886	6,951,631
Less allowance for loan losses	(94,411)	(94,205)	(92,045)

Net loans	6,978,386	6,907,681	6,859,586
Premises and equipment, net	126,273	130,469	135,999
Goodwill	139,245	139,245	139,245
Intangible assets	1,754	1,977	2,644
Accrued interest receivable and other assets	454,845	506,165	471,462

Total assets	$10,516,828	$10,400,666	$10,347,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,498,107	$1,482,480	1,463,039
Demand-interest bearing	703,319	727,966	779,790
Savings and money market accounts	2,366,466	2,295,147	2,333,907
Certificates and other time deposits	2,854,786	2,826,146	3,124,466

Total deposits	7,422,678	7,331,739	7,701,202

Securities sold under agreements to repurchase	1,298,145	1,256,080	1,380,591
Wholesale borrowings	653,618	705,121	208,744
Accrued taxes, expenses, and other liabilities	204,948	190,749	192,943

Total liabilities	9,579,389	9,483,689	9,483,480

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at March 31, 2008, December 31, 2007 and March 31, 2007	127,937	127,937	127,937
Capital surplus	91,387	100,028	108,073
Accumulated other comprehensive loss	(31,576)	(43,085)	(71,328)
Retained earnings	1,035,766	1,027,775	1,006,207
Treasury stock, at cost, 11,147,360, 11,543,882 and 11,914,435 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	(286,075)	(295,678)	(307,248)

Total shareholders’ equity	937,439	916,977	863,641

Total liabilities and shareholders’ equity	$10,516,828	$10,400,666	$10,347,121

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(In thousands except per share data)	2008	2007
Interest income:
Interest and fees on loans, including held for sale	$116,288	$130,089
Interest and dividends on investment securities and federal funds sold	29,236	26,846

Total interest income	145,524	156,935

Interest expense:
Interest on deposits:
Demand-interest bearing	964	1,919
Savings and money market accounts	9,643	14,006
Certificates and other time deposits	31,987	36,080
Interest on securities sold under agreements to repurchase	11,542	16,785
Interest on wholesale borrowings	7,089	6,139

Total interest expense	61,225	74,929

Net interest income	84,299	82,006
Provision for loan losses	11,521	4,210

Net interest income after provision for loan losses	72,778	77,796

Other income:
Trust department income	5,450	5,596
Service charges on deposits	14,736	16,249
Credit card fees	11,157	11,099
ATM and other service fees	2,794	3,071
Bank owned life insurance income	3,201	3,168
Investment services and insurance	2,865	2,453
Investment securities gains, net	524	—
Loan sales and servicing income	1,391	5,438
Gain on Visa, Inc. redemption	7,898	—
Other operating income	2,838	1,802

Total other income	52,854	48,876

Other expenses:
Salaries, wages, pension and employee benefits	43,065	42,500
Net occupancy expense	6,754	6,686
Equipment expense	6,194	6,445
Stationery, supplies and postage	2,325	2,333
Bankcard, loan processing and other costs	7,244	7,470
Professional services	1,887	4,829
Amortization of intangibles	223	223
Other operating expense	13,542	11,040

Total other expenses	81,234	81,526

Income before federal income tax expense	44,398	45,146
Federal income tax expense	12,955	13,725

Net income	$31,443	$31,421

Other comprehensive income, net of taxes
Unrealized securities’ holding gain, net of taxes	$11,610	$8,113
Unrealized hedging (loss) gain, net of taxes	(633)	67
Minimum pension liability adjustment, net of taxes	873	—
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	341	—

Total other comprehensive income, net of taxes	11,509	8,180

Comprehensive income	$42,952	$39,601

Net income applicable to common shares	$31,443	$31,421

Net income used in diluted EPS calculation	$31,447	$31,425

Weighted average number of common shares outstanding — basic	80,655	80,113

Weighted average number of common shares outstanding — diluted	80,722	80,298

Basic earnings per share	$0.39	$0.39

Diluted earnings per share	$0.39	$0.39

Dividend per share	$0.29	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended
(Unaudited)	March 31,
(In thousands)	2008	2007
Operating Activities
Net income	$31,443	$31,421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,521	4,210
Provision for depreciation and amortization	4,661	3,823
Amortization of investment securities premiums, net	223	218
Accretion of income for lease financing	(1,047)	(1,158)
Gains on sales and calls of investment securities, net	(524)	—
Decrease in interest receivable	4,233	1,759
Increase in interest payable	365	9,138
Increase in prepaid assets	(3,305)	(5,367)
Decrease in accounts payable	(6,040)	(4,007)
Increase in taxes payable	14,304	7,997
Increase in other receivables	(2,106)	(280)
Decrease in other assets	7,019	135
Originations of loans held for sale	(75,897)	(52,339)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	67,314	48,639
Losses on sales of loans, net	180	35
Amortization of intangible assets	223	223
Other (decreases) increases	(3,173)	6,223

NET CASH PROVIDED BY OPERATING ACTIVITIES	49,394	50,670
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	68,938	—
Available-for-sale — maturities	223,897	177,244
Purchases of available-for-sale investment securities	(345,386)	(205,005)
Net increase in loans and leases, excluding sales	(60,929)	(22,137)
Purchases of premises and equipment	(528)	(1,436)
Sales of premises and equipment	63	11

NET CASH USED IN INVESTING ACTIVITIES	(113,945)	(51,323)
Financing Activities
Net decrease in demand accounts	(9,020)	(11,839)
Net increase in savings and money market accounts	71,319	66,221
Net increase in certificates and other time deposits	28,640	147,899
Net increase in securities sold under agreements to repurchase	42,065	118,770
Net decrease in wholesale borrowings	(51,503)	(255,483)
Cash dividends — common	(23,452)	(23,293)
Purchase of treasury shares	(47)	(134)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	66	778

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,068	42,919

(Decrease)increase in cash and cash equivalents	(6,483)	42,266

Cash and cash equivalents at beginning of period	207,335	200,204

Cash and cash equivalents at end of period	$200,852	$242,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$30,645	$38,840

Federal income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2008 and 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2007.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application is not permitted. The Corporation has not yet elected to use the fair value option for any of its eligible items.
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
     During December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ‘purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date. The Corporation is in the process of assessing the impact of adopting SFAS 141(R) and does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.
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
During March, 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Corporation is in the process of assessing the impact of adopting SFAS 161 and does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$382,576	$5,133	$(1,039)	$386,670
Obligations of state and political subdivisions	279,106	3,183	(657)	281,632
Mortgage-backed securities	1,681,505	14,102	(4,141)	1,691,466
Other securities	212,530	—	(12,569)	199,961

	$2,555,717	$22,418	$(18,406)	$2,559,729

	Book Value	Fair Value
Due in one year or less	$56,698	$56,785
Due after one year through five years	1,696,713	1,704,775
Due after five years through ten years	521,811	528,218
Due after ten years	280,495	269,951

	$2,555,717	$2,559,729

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$452,671	$1,151	$(3,700)	$450,122
Obligations of state and political subdivisions	279,312	1,969	(677)	280,604
Mortgage-backed securities	1,514,081	7,033	(12,999)	1,508,115
Other securities	227,213	—	(6,101)	221,112

	$2,473,277	$10,153	$(23,477)	$2,459,953

	Amortized	Fair
	Cost	Value
Due in one year or less	$165,922	$165,523
Due after one year through five years	1,394,916	1,383,145
Due after five years through ten years	618,797	622,626
Due after ten years	293,642	288,659

	$2,473,277	$2,459,953

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$735,352	$465	$(10,891)	$724,926
Obligations of state and political subdivisions	250,288	1,740	(341)	251,687
Mortgage-backed securities	1,250,795	939	(30,454)	1,221,280
Other securities	245,658	4,866	(991)	249,533

	$2,482,093	$8,010	$(42,677)	$2,447,426

		Fair
	Book Value	Value
Due in one year or less	$331,159	$328,221
Due after one year through five years	1,566,567	1,531,164
Due after five years through ten years	306,800	305,353
Due after ten years	277,567	282,688

	$2,482,093	$2,447,426

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years primarily consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits, and for purposes required or permitted by law, amounted to approximately $1.9 billion at March 31, 2008, $1.7 billion at December 31, 2007 and $2.0 billion at March 31, 2007.

     At March 31, 2008, December 31, 2007 and March 31, 2007, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.8 million, $8.8 million and $8.7 million, respectively. At March 31, 2008, December 31, 2007 and March 31, 2007 the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $116.0 million, $114.5 million and $114.5 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At March 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$10,252	(54)	$35,035	(984)	$45,287	(1,038)
Obligations of states and political subdivisions	41,411	(583)	5,342	(74)	46,753	(657)
Mortgage-backed securities	242,954	(723)	213,846	(3,418)	456,800	(4,141)
Other securities	29,566	(6,925)	41,797	(5,645)	71,363	(12,570)

Total temporarily impaired securities	$324,183	(8,285)	$296,020	(10,121)	$620,203	(18,406)

	At December 31, 2007

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$47,944	(290)	$292,243	(3,409)	$340,187	(3,699)
Obligations of states and political subdivisions	97,165	(556)	13,860	(122)	111,025	(678)
Mortgage-backed securities	126,296	(406)	733,201	(12,593)	859,497	(12,999)
Other securities	33,750	(2,728)	44,954	(3,373)	78,704	(6,101)

Total temporarily impaired securities	$305,155	(3,980)	$1,084,258	(19,497)	$1,389,413	(23,477)

	At March 31, 2007

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$—	—	$654,413	(10,891)	$654,413	(10,891)
Obligations of states and political subdivisions	75,178	(309)	1,721	(32)	76,899	(341)
Mortgage-backed securities	47,960	(123)	961,547	(30,331)	1,009,507	(30,454)
Other securities	9,729	(50)	49,635	(941)	59,364	(991)

Total temporarily impaired securities	$132,867	(482)	$1,667,316	(42,195)	$1,800,183	(42,677)

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
     The activity within the ALL for the quarters ended March 31, 2008 and 2007 and the full year ended December 31, 2007 is shown in the following table:
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2007 Form 10-K more fully describe the components of the allowance for loan loss model.

	Quarter ended	Year ended	Quarter ended
	March 31,	December 31,	March 31,
	2008	2007	2007
Allowance for loan losses-beginning of period	$94,205	$91,342	$91,342
Loans charged off:
Commercial	3,453	7,856	448
Mortgage	1,280	5,026	990
Installment	6,004	18,343	4,746
Home equity	1,066	4,151	820
Credit cards	2,293	8,497	2,399
Leases	—	41	21
Overdrafts	573	234	—

Total charge-offs	14,669	44,148	9,424

Recoveries:
Commercial	722	4,351	2,878
Mortgage	32	44	8
Installment	1,742	8,021	2,114
Home equity	100	1,265	257
Credit cards	459	1,842	474
Manufactured housing	72	323	112
Leases	38	286	74
Overdrafts	189	44	—

Total recoveries	3,354	16,176	5,917

Net charge-offs	11,315	27,972	3,507
Provision for loan losses	11,521	30,835	4,210

Allowance for loan losses-end of period	$94,411	$94,205	$92,045

5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At March 31, 2008			At December 31, 2007			At March 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:

Deposit base intangible assets	$10,137	8,383	$1,754	$10,137	8,160	$1,977	$10,137	7,493	$2,644

Unamortizable intangible assets:

Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

     Amortization expense for intangible assets was $0.22 million for both quarters ended March 31, 2008 and 2007. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at March 31, 2008:
For the years ended:

December 31, 2008	$573
December 31, 2009	347
December 31, 2010	347
December 31, 2011	347
December 31, 2012 and beyond	140

$1,754

     During the fourth quarter of 2007, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007
BASIC EPS:
Net income applicable to common shares	$31,443	$31,421

Average common shares outstanding	80,655	80,113

Net income per share — basic	$0.39	$0.39

DILUTED EPS:

Net income available to common shares	$31,443	$31,421
Add: interest expense on convertible bonds	4	4

	$31,447	$31,425

Avg common shares outstanding	80,655	80,113
Add: Equivalents from stock options and restricted stock	25	139
Add: Equivalents-convertible bonds	42	46

Average common shares and equivalents outstanding	80,722	80,298

Net income per common share — diluted	$0.39	$0.39

     For the quarters ended March 31, 2008 and 2007 options to purchase 6.3 million and 6.6 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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
     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2007 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in the other category by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for MSR and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the quarter March 31, 2008 and 2007, and the full year ended December 31, 2007:

					FirstMerit
March 31, 2008	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$38,559	$48,599	$4,239	$(7,098)	$84,299
Provision for loan losses	5,032	6,906	172	(589)	11,521
Other income	9,174	31,568	8,620	3,492	52,854
Other expenses	21,429	47,931	8,838	3,036	81,234
Net income	13,826	16,465	2,502	(1,350)	31,443
AVERAGES :
Assets	$3,848,754	$2,942,283	$321,326	$3,275,996	$10,388,359
Loans	3,874,098	2,784,558	317,828	47,444	7,023,928
Earnings assets	3,909,206	2,840,309	317,828	2,513,778	9,581,121
Deposits	1,849,389	4,685,280	443,645	351,783	7,330,097
Economic capital	235,121	197,636	43,472	456,176	932,405

					FirstMerit
December 31, 2007	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$151,490	$193,231	$17,917	$(25,092)	$337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
AVERAGES:
Assets	$3,742,894	$2,998,057	$340,716	$3,237,121	$10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic capital	243,845	191,899	47,237	392,545	875,526

					FirstMerit
March 31, 2007	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$36,675	$47,881	$4,473	$(7,023)	$82,006
Provision for loan losses	4,842	1,824	648	(3,104)	4,210
Other income	13,355	24,709	8,486	2,326	48,876
Other expenses	20,917	49,136	8,997	2,476	81,526
Net income	15,778	14,059	2,154	(570)	31,421
AVERAGES :
Assets	$3,708,447	$3,018,319	$343,791	$3,205,684	$10,276,241
Loans	3,695,244	2,859,872	343,064	20,456	6,918,636
Earnings assets	3,765,170	2,909,330	343,332	2,419,586	9,437,418
Deposits	1,874,705	4,756,877	432,496	417,891	7,481,969
Economic capital	248,149	196,020	47,340	363,204	854,713
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS 133, as amended by SFAS 149 and SFAS 155 in accounting for its derivative activities.
     At March 31, 2008 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans and the fixed interest rate of manditorily redeemable preferred securities to a variable interest rate basis. All of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
     During the first quarter of 2007, the Corporation entered into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at quarter-end verified that the hedges were effective.
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded in current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded in current earnings. The Corporation implemented a SFAS 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are accounted for utilizing the long-haul method of accounting and any hedge ineffectiveness is reported in other operating expense.
     During the first quarter of 2008, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its mortgage servicing rights (“MSRs). The gains and losses on these securities were recorded in other income in the consolidated statements of income and comprehensive income.

9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007
Components of Net Periodic Pension Cost
Service Cost	$1,355	$1,866
Interest Cost	2,580	2,414
Expected return on assets	(2,923)	(2,796)
Amortization of unrecognized prior service costs	40	41
Cumulative net loss	992	1,337

Net periodic pension cost	$2,044	$2,862

	Postretirement Benefits
	Quarter ended	Quarter ended
	March 31,	March 31,
	2008	2007
Components of Net Periodic Postretirement Cost
Service Cost	$249	$222
Interest Cost	443	434
Amortization of unrecognized prior service costs	(135)	(135)
Cumulative net loss	70	102

Net periodic postretirement cost	$627	$623

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2008.
     On May 18, 2006, the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter March 31, 2008 and 2007, $0.4 and $0.3 million, respectively, was expensed relating to the defined contribution plan.

10. Financial Instruments Measured at Fair Value — In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which was adopted by the Corporation on January 1, 2008. SFAS 157:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies the guidance in EITF 02-3, which required deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Expands disclosures about instruments valued at fair value.
     The fair value of financial assets and liabilities is categorized in three levels. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. These levels are:
• Level 1 — Valuations based on quoted prices in active markets, such as the New York Stock Exchange. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

• Level 2 — Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

• Level 3 — Assets and liabilities with valuations that include methodologies and assumptions that may not be readily observable, including option pricing models, discounted cash flow models, yield curves and similar techniques. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities, but in all cases are corroborated by external data, which may include third-party pricing services.

     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
March 31, 2008	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$2,462	$2,293,689	$94,720	$2,390,871
Derivative assets	—	1,743	—	1,743

Total assets at fair value on a recurring basis	$2,462	$2,295,432	$94,720	$2,392,614

Derivative liabilities	—	41,634	—	41,634

Total liabilities at fair value on a recurring basis	$—	$41,634	$—	$41,634

     The Corporation uses a third party pricing service to determine the fair value of the investment portfolio. Some debt securities are valued with consensus pricing (i.e. information obtained by polling dealers for indication of mid-market prices for a particular asset class). The non-binding nature of consensus pricing generally results in a classification as Level 3 information.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales			in fair values
	Fair Value	realized/unrealized	issuances and		Fair Value	included in current
March 31, 2008	January 1, 2008	gains/(losses)	settlements, net	Transfers	March 31, 2008	period earnings

Available-for-sale securities	$72,336	$(6,161)	$29,555	$(1,010)	$94,720	$293

     $1.0 million of MBS securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized during the quarter ended March 31, 2008. $0.3 million of gains on the sale of investment securities, classified as Level 3 on December 31, 2007, were recorded in investment securities gains in the consolidated statements of income and comprehensive income. As previously noted, the Corporation did not adopt the fair value provision of SFAS 159 so all unrealized gains and losses were recorded in other comprehensive income in the statement of income and comprehensive income.
     Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
March 31, 2008	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$19,169	$19,169
Loans held for sale	—	55,534	—	55,534
Impaired and nonaccrual loans	—	29,606	—	29,606
Other property (1)	—	6,086	—	6,086

Total assets at fair value on a nonrecurring basis	$—	$91,226	$19,169	$110,395

(1) Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
          The changes in Level 3 assets and liabilities measured at fair value on a nonrecurring basis are summarized follows:

Total changes
		Total	Purchases, sales		in fair values
	Fair Value	realized/unrealized	issuances and	Fair Value	included in current
March 31, 2008	January 1, 2008	gains/(losses)	settlements, net	March 31, 2008	period earnings
Mortgage servicing rights	$19,354	$(962)	$777	$19,169	$(185)

     $0.2 million was recorded in loan sales and servicing income in the consolidated statements of income and comprehensive income.
     Level 3 assets (including assets measured at the lower of cost or fair value) were 1.08% of total Corporation assets at March 31, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	March 31, 2008			December 31, 2007			March 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$171,028			$178,164			$179,566
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,004,597	23,295	4.67%	1,955,049	85,544	4.38%	1,955,704	20,222	4.19%
Obligations of states and political subdivisions (tax exempt)	280,919	4,263	6.10%	255,461	15,595	6.10%	222,381	3,382	6.17%
Other securities and federal funds sold	222,609	3,050	5.51%	244,749	17,127	7.00%	251,454	4,421	7.13%

Total investment securities and federal funds sold	2,508,125	30,608	4.91%	2,455,259	118,266	4.82%	2,429,539	28,025	4.68%
Loans held for sale	49,068	672	5.51%	56,036	3,050	5.44%	89,243	763	3.47%
Loans	7,023,928	115,640	6.62%	6,971,464	521,172	7.48%	6,918,636	129,359	7.58%

Total earning assets	9,581,121	146,920	6.17%	9,482,759	642,488	6.78%	9,437,418	158,147	6.80%
Allowance for loan losses	(93,804)			(92,662)			(91,256)
Other assets	730,014			750,527			750,513

Total assets	$10,388,359			$10,318,788			$10,276,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,446,889	—	—	$1,408,726	—	—	$1,389,455	—	—
Demand — interest bearing	702,115	964	0.55%	733,410	6,824	0.93%	756,678	1,919	1.03%
Savings and money market accounts	2,318,899	9,643	1.67%	2,266,070	54,166	2.39%	2,284,549	14,006	2.49%
Certificates and other time deposits	2,862,194	31,987	4.49%	3,045,715	146,559	4.81%	3,051,287	36,080	4.80%

Total deposits	7,330,097	42,594	2.34%	7,453,921	207,549	2.78%	7,481,969	52,005	2.82%

Securities sold under agreements to repurchase	1,310,364	11,542	3.54%	1,471,785	71,298	4.84%	1,352,961	16,785	5.03%
Wholesale borrowings	618,572	7,089	4.61%	326,460	20,601	6.31%	399,638	6,139	6.23%

Total interest bearing liabilities	7,812,144	61,225	3.15%	7,843,440	299,448	3.82%	7,845,113	74,929	3.87%

Other liabilities	196,921			191,096			186,960

Shareholders’ equity	932,405			875,526			854,713

Total liabilities and shareholders’ equity	$10,388,359			$10,318,788			$10,276,241

Net yield on earning assets	$9,581,121	85,695	3.60%	$9,482,759	343,040	3.62%	$9,437,418	83,218	3.58%

Interest rate spread			3.02%			2.96%			2.93%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported first quarter 2008 net income of $31.4 million, or $0.39 per diluted share. This compares with $31.5 million, or $0.39 per diluted share, for the fourth quarter 2007 and $31.4 million, or $0.39 per diluted share, for the first quarter 2007.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2008 were 13.56% and 1.22%, respectively, compared with 13.87% and 1.21% for the fourth quarter 2007, and 14.91% and 1.24% for the first quarter 2007.
     Net interest margin was 3.60% for the first quarter of 2008 compared with 3.66% for the fourth quarter of 2007 and 3.58% for the first quarter of 2007. The Corporation reduced its funding costs compared with the fourth quarter of 2007 and the first quarter of 2007 due to declining average daily balances on higher cost deposits along with lower liability pricing from a falling interest rate environment. The lower liability costs did not fully mitigate corresponding lower loan yields compared with the fourth quarter of 2007 based on the timing and magnitude of Federal Reserve interest rate activity. During the first quarter of 2008 the Corporation increased its average core deposits, which excludes time deposits, by $70.0 million, or 1.59%, compared with the fourth quarter of 2007, and $37.2 million, or 0.84%, compared with the first quarter of 2007.
     The mix shift in the Corporation’s deposit composition to a higher concentration of core deposits contributed to lower funding costs and provided a partial offset to decreased average earning asset yields in the first quarter of 2008. The Corporation’s investment portfolio yield decreased in the first quarter of 2008, to 4.91%, compared with 4.99% in the fourth quarter of 2007, and increased from 4.68% in the first quarter of 2007. The increased investment portfolio yields compared with the first quarter of 2007 positively impacted the year-over-year increase in the net interest margin.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $85.7 million in the first quarter 2008 compared with $87.6 million in the fourth quarter of 2007 and $83.2 million in the first quarter of 2007. The decrease in FTE net interest income compared with the fourth quarter 2007 resulted from contraction in the net interest margin, due to declining spreads on earning assets from the impact of three Federal Reserve Open Market Committee interest rate cuts totaling 200 basis points and one less day in the quarter. Net interest margin expansion and average earning asset growth led to increased FTE net interest income compared with the first quarter of 2007. Compared with the first quarter of 2007, average earning assets increased $143.7 million, or 1.52%.
     Noninterest income net of securities transactions for the first quarter of 2008 was $52.3 million, an increase of $3.5 million, or 7.08%, from the fourth quarter of 2007 and an increase of $3.5 million, or 7.07%, from the first quarter of 2007. Included in noninterest income in the first quarter 2008 is a $7.9 million gain from the partial redemption of Visa, Inc. shares.
     The primary changes in other income for the 2008 first quarter as compared to the first quarter of 2007, were as follows: trust department income was $5.5 million, down 2.61% primarily due to declines in the equity markets; service charges on deposits was $14.7 million, down 9.31% primarily attributable to fewer overdraft items and customer preferences to hold larger balances; credit card fees were $11.2 million, an increase of 3.80%; loan sales and servicing income was $1.4 million, a decrease of $0.3 million, primarily attributable to the current mortgage market environment; and bank owned life insurance income was $3.2 million, up 1.04% due to a tax free exchange of policies resulting in higher yields.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter of 2008 was 37.91% compared with 35.80% for fourth quarter of 2007 and 37.00% for the first quarter of 2007. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the first quarter of 2008 was $81.2 million, a decrease of $2.1 million, or 2.47%, from the fourth quarter of 2007 and a decrease of $0.2 million, or 0.36%, from the first quarter of 2007. For the three months ended March 31, 2008, decreases in operating costs compared to the first quarter 2007 occurred as follows: professional services fell $2.9 million, down 60.92% due in part to the consulting services necessary to remediate Bank Secrecy Act issues incurred in 2007 which were completed during the first quarter of 2008; other operating expense increased $2.4 million, up 16.90% primarily attributable to a litigation accrual and a loss on a joint equity investment.
     Net charge-offs totaled $11.3 million, or 0.65% of average loans, in the first quarter of 2008 compared with $8.9 million, or 0.51% of average loans, in the fourth quarter 2007 and $3.5 million, or 0.21% of average loans, in the first quarter of 2007.
     Nonperforming assets totaled $35.3 million at March 31, 2008, a decrease of $2.0 million, or 5.26%, compared with December 31, 2007. Nonperforming assets at March 31, 2008 represented 0.50% of period-end loans plus other real estate compared with 0.53% at December 31, 2007.
     The allowance for loan losses totaled $94.4 million at March 31, 2008, an increase of $0.2 million from December 31, 2007. At March 31, 2008, the allowance for loan losses was 1.33% of period-end loans compared with 1.35% at December 31, 2007. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.45% at March 31, 2008 compared with 1.45% at December 31, 2007. The allowance for credit losses to nonperforming loans was 345.59% at March 31, 2008, compared with 323.22% at December 31, 2007.
     The Corporation’s total assets at March 31, 2008 were $10.5 billion, an increase of $116.2 million, or 1.12%, compared with December 31, 2007 and an increase of $169.7 million, or 1.64%, compared with March 31, 2007. Commercial loan growth of $113.7 million, or 2.91%, compared with December 31, 2007, and $220.0 million, or 5.79%, compared with March 31, 2007, provided the overall asset growth over both periods.
     Total deposits were $7.4 billion at March 31, 2008, an increase of $90.9 million, or 1.24%, from December 31, 2007 and a decrease of $278.5 million, or 3.62%, from March 31, 2007. The decrease compared with March 31, 2007 was driven by lower large brokered and consumer CDs. Core deposits totaled $4.6 billion at March 31, 2008, an increase of $62.3 million, or 1.38%, from December 31, 2007 and a decrease of $8.8 million, or 0.19%, from March 31, 2007.
     Shareholders’ equity was $937.4 million at March 31, 2008, compared with $917.0 million at December 31, 2007 and $863.6 million at March 31, 2007. The Corporation increased its strong capital position as tangible equity to assets was 7.68% at March 31, 2008, compared with 7.56% and 7.07% at December 31, 2007 and March 31, 2007, respectively. The common dividend per share paid in the first quarter 2008 was $0.29.

RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2008 was $84.3 million compared to $82.0 million for the quarter ended March 31, 2007. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.4 million and $1.2 million for the quarters ending March 31, 2008 and 2007, respectively.
     FTE net interest income for the quarter ended March 31, 2008 was $85.7 million compared to $83.2 million for the three months ended March 31, 2007. The $2.5 million increase in FTE net interest income occurred because the $11.2 million decrease in interest income, compared to the same quarter last year, was less than the $13.7 million decrease in interest expense during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment.

	Quarters ended March 31, 2008 and 2007
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$1,112	$1,508	$2,620
Loans held for sale	(432)	341	(91)
Loans	1,941	(15,660)	(13,719)
Federal funds sold	1	(38)	(37)

Total interest income — FTE	$2,622	$(13,849)	$(11,227)

INTEREST EXPENSE
Demand deposits-interest bearing	$(129)	$(826)	$(955)
Savings and money market accounts	208	(4,571)	(4,363)
Certificates of deposits and other time deposits	(2,171)	(1,922)	(4,093)
Securities sold under agreements to repurchase	(513)	(4,730)	(5,243)
Wholesale borrowings	2,779	(1,829)	950

Total interest expense	$174	$(13,878)	$(13,704)

Net interest income — FTE	$2,448	$29	$2,477

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2008 first quarter compared to the same 2007 period was primarily volume driven yet offset by the three Federal Reserve discount rate decreases of 75 basis points in January, 2008, 50 basis points in February 2008, and 75 basis points again in March, 2008.
Net Interest Margin
     The following table provides 2008 FTE net interest income and net interest margin totals as well as 2007 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2008	2007
Net interest income	$84,299	$82,006
Tax equivalent adjustment	1,396	1,212

Net interest income — FTE	$85,695	$83,218

Average earning assets	$9,581,121	$9,437,418

Net interest margin — FTE	3.60%	3.58%

     Average loans outstanding for the current year and prior year first quarters totaled $7.0 billion and $6.9 billion, respectively. Increases in average loan balances from first quarter 2007 to the first quarter 2008 occurred in commercial and credit card loans, while mortgage loans, installment loans, home equity loans and leases declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the first quarter 2007, were as follows: commercial loans were up $192.5 million or 5.13%; credit card loans rose $6.7 million or 4.67%; mortgage loans were down $23.6 million or 3.88%; installment loans, both direct and indirect declined $35.1 million or 2.16%; home equity loans were down $31.2 million, or 4.35%; and leases declined $4.1 million or 5.22% The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2008 and 2007 first quarters equaled 73.31% of average earning assets for both periods.
     Average deposits were $7.3 billion during the 2008 first quarter, down $151.9 million, or 2.03%, from the same period last year. For the quarter ended March 31, 2008, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) decreased $37.2 million, or 0.84%, and represented 60.95% of total average deposits, compared to 59.22% for the 2007 first quarter. Average certificates of deposit (“CDs”) decreased $189.1 million, or 6.20%, compared to the prior year quarter due to the declining interest rate and customer’s preference for liquidity. Average wholesale borrowings increased $218.9 million and as a percentage of total interest-bearing funds equaled 7.92% for the 2008 first quarter and 5.09% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $42.6 million, and as a percentage of total interest bearing funds equaled 16.77% for the 2008 first quarter and 17.25% for the 2007 first quarter. Average interest-bearing liabilities funded 81.54% of average earning assets in the current year quarter and 83.13% during the quarter ended March 31, 2007.
Other Income
     Other (non-interest) income for the quarter ended March 31, 2008, totaled $52.9 million, an increase of $4.0 million from the $48.9 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 37.91%, compared to 37.00% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2008 first quarter as compared to the first quarter of 2007, were as follows: trust department income was $5.5 million, down 2.61% primarily due to the down turn in the stock market; service charges on deposits were down 9.31% primarily attributable to the drop in rates and a change in customer behavior whereby they are maintaining higher balances to avoid being charged fees; ATM and other service fees decreased $0.3 million, or 9.02% due to new promotional products that do not charge fees; loan sales and servicing income was $1.4 million, a decrease of $4.0 million, primarily attributable to the continued disruption in residential real estate markets; investment services and insurance fees increased $0.4 million primarily due to customer preferences for annuity products while exiting the equity markets; and other operating income was up $8.9 million, primarily attributable to the

$7.9 million gain on the partial redemption of Visa, Inc. shares issued in their recent initial public offering.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2008	2007	2007	2007	2007
Balance at beginning of period	$19,354	$19,430	$19,339	$19,366	$19,575
Addition of mortgage servicing rights	777	634	737	626	477
Amortization	(761)	(710)	(646)	(653)	(686)
Changes in valuation allowance	(201)	—	—	—	—

Balance at end of period	$19,169	$19,354	$19,430	$19,339	$19,366

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. The valuation allowance was $0.2 million at March 31, 2008. There was no valuation allowance at December 31, 2007 and March 31, 2007. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at March 31, 2008, December 31, 2007, and March 31, 2007. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $81.2 million for the first quarter 2008 compared to $81.5 million for the same 2007 quarter, a decrease of $0.3 million, or 0.36%.
     For the three months ended March 31, 2008, decreases in operating costs compared to the first quarter 2007 occurred as follows: professional service expense fell $2.9 million due in part to the cessation consulting services necessary to remediate Bank Secrecy Act issues incurred in 2007 which have been completed during the first quarter of 2008; other operating expense increased $2.5 million primarily attributable to a litigation accrual and a loss on a joint equity investment. No other changes were material.

     The efficiency ratio of 58.69% for first quarter 2008 decreased 286 basis points over the efficiency ratio of 61.55% recorded for the first quarter, 2007. The efficiency ratio for the three months ended March 31, 2008 indicates 58.69 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $13.0 million and $13.7 million for the quarters ended March 31, 2008 and 2007, respectively. The effective federal income tax rate for the first quarter 2008 was 29.18%, compared to 30.40% for the same quarter 2007. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2007 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability was included in the contractual obligations table in the December 31, 2007 Form 10-K. Current liabilities related to FIN 48 for March 31, 2008 are $1.7 million. It is the Corporation’s policy to accrue interest and penalties in accrued taxes and is recognized in the consolidated statements of income and comprehensive income as income taxes. This was also the Corporation’s policy prior to the adoption of FIN 48.
FINANCIAL CONDITION
Investment Securities
     The March 31, 2008 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report. These securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended	Year Ended	Quarter ended
Allowance for Loan Losses	March 31,	December 31,	March 31,
(In thousands)	2008	2007	2007
Allowance for loan losses-beginning of period	$94,205	$91,342	$91,342
Provision for loan losses	11,521	30,835	4,210
Net charge-offs	(11,315)	(27,972)	(3,507)

Allowance for loan losses-end of period	$94,411	$94,205	$92,045

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$1,100	$6,294	$6,294
Provision for credit losses	509	7,394	452

Balance at end of period	$7,903	$7,394	$6,746

Allowance for Credit Losses	$102,314	$101,599	$98,791

Annualized net charge-offs as a % of average loans	0.65%	0.40%	0.21%

Allowance for loan losses:
As a percentage of loans outstanding	1.33%	1.35%	1.32%

As a percentage of nonperforming loans	318.89%	299.70%	331.93%

As a multiple of annualized net charge offs	2.07X	3.37X	6.47X

Allowance for credit losses:
As a percentage of loans outstanding	1.45%	1.45%	1.42%

As a percentage of nonperforming loans	345.59%	323.22%	356.26%

As a multiple of annualized net charge offs	2.25X	3.63X	6.95X

     The allowance for credit losses increased $0.7 million from December 31, 2007 to March 31, 2008, and increased $3.5 million from March 31, 2007 to March 31, 2008. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At March 31, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$1,034	$13,652	$—	$—	$—	$—	$—	$14,686
Allowance	800	1,577	—	—	—	—	—	2,377
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	22,428	400	4,041					26,869
Grade 1 allowance	37	—	8					46
Grade 2 loan balance	201,430	144,872	3,936					350,238
Grade 2 allowance	920	717	22					1,659
Grade 3 loan balance	553,592	492,788	30,183					1,076,563
Grade 3 allowance	2,364	3,729	156					6,249
Grade 4 loan balance	872,609	1,498,532	29,613					2,400,754
Grade 4 allowance	12,105	21,182	482					33,769
Grade 5 (Special Mention) loan balance	64,480	88,459	—					154,281
Grade 5 allowance	3,568	4,469	—					8,113
Grade 6 (Substandard) loan balance	26,857	38,786	1,698					67,341
Grade 6 allowance	3,508	4,947	227					8,682
Grade 7 (Doubtful) loan balance	104	132	—					236
Grade 7 allowance	21	17	—					38
Consumer loans based on payment status:
Current loan balances			22	1,558,320	679,863	140,746	552,874	2,931,825
Current loans allowance			—	12,650	3,511	3,413	3,755	23,329
30 days past due loan balance			—	13,011	2,562	1,790	9,656	27,019
30 days past due allowance			—	1,418	548	708	441	3,115
60 days past due loan balance			—	3,229	1,067	1,157	2,785	8,238
60 days past due allowance			—	1,097	537	741	423	2,798
90+ days past due loan balance			—	1,957	572	2,054	10,164	14,747
90+ days past due allowance			—	1,155	466	1,834	781	4,236

Total loans	$1,742,534	$2,277,621	$70,835	$1,576,517	$684,064	$145,747	$575,479	$7,072,797

Total Allowance for Loan Losses	$23,323	$36,639	$971	$16,320	$5,062	$6,696	$5,400	$94,411

	At December 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$1,869	$14,684	$—	$—	$—	$—	$—	$16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	$2,236,938	$73,733	$1,598,832	$691,922	$153,732	$577,219	$7,001,886

Total Allowance for Loan Losses	$25,509	$34,879	$876	$15,689	$4,875	$6,302	$6,075	$94,205

	At March 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$2,570	$9,386	$—	$—	$—	$—	$—	$11,956
Allowance	916	581	—	—	—	—	—	1,497
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	29,110	2,771	3,549					35,430
Grade 1 allowance	75	2	11					88
Grade 2 loan balance	181,706	117,614	8,412					307,732
Grade 2 allowance	958	456	52					1,466
Grade 3 loan balance	411,436	358,167	33,958					803,561
Grade 3 allowance	2,210	1,993	214					4,417
Grade 4 loan balance	931,535	1,522,062	27,285					2,480,882
Grade 4 allowance	16,940	17,699	604					35,243
Grade 5 (Special Mention) loan balance	74,121	93,310	57					167,488
Grade 5 allowance	4,592	4,072	3					8,667
Grade 6 (Substandard) loan balance	39,337	26,522	1,752					67,611
Grade 6 allowance	5,422	2,761	217					8,400
Grade 7 (Doubtful) loan balance	384	94	—					478
Grade 7 allowance	127	13	—					140
Consumer loans based on payment status:
Current loan balances			1,279	1,612,565	706,657	133,580	575,502	3,029,583
Current loans allowance			5	13,880	2,962	3,222	4,195	24,264
30 days past due loan balance			76	10,764	2,509	1,799	7,260	22,408
30 days past due allowance			1	997	365	654	329	2,346
60 days past due loan balance			61	3,005	686	1,013	1,508	6,273
60 days past due allowance			2	809	248	588	214	1,861
90+ days past due loan balance			9	2,197	112	1,791	14,120	18,229
90+ days past due allowance			1	1,068	66	1,527	994	3,656

Total loans	$1,670,199	$2,129,926	$76,438	$1,628,531	$709,964	$138,183	$598,390	$6,951,631

Total Allowance for Loan Losses	$31,240	$27,577	$1,110	$16,754	$3,641	$5,991	$5,732	$92,045

     Total charge-offs were $14.7 million for the quarter ended March 31, 2008, down $5.2 million, or 55.66%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) decreased $11.0 million and accounted for 5.80% of total commercial loans for the 2008 first quarter compared with criticized commercial asset levels of 6.30% at March 31, 2007.
     Commercial charge-offs were up $3.0 million over the prior year first quarter primarily as a result of the loan sale that occurred in the first quarter 2007. Loans past due 90 days or more accruing interest were down $0.8 million or 6.59% from the linked quarter ended December 31, 2007 and down $4.8 million or 28.13% from the year ago quarter ended March 31, 2007 reflecting the favorable trends in the retail portfolio.

     Loans
          Total loans outstanding at March 31, 2008 were $7.1 billion compared to $7.0 billion at December 31, 2007 and $7.0 billion at March 31, 2007.

	As of	As of	As of
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Commercial loans	$4,020,155	$3,906,448	$3,800,125
Mortgage loans	575,479	577,219	598,390
Installment loans	1,576,517	1,598,832	1,628,531
Home equity loans	684,064	691,922	709,964
Credit card loans	145,747	153,732	138,183
Leases	70,835	73,733	76,438

Total loans	$7,072,797	$7,001,886	$6,951,631

          The commercial loan portfolio for the 2008 first quarter increased by 5.79% over the prior year first quarter, while criticized commercial loans were down 4.44% over the prior year first quarter, demonstrating prudent loan growth and an improving credit profile. While the Corporation originated $91.4 million of mortgage loans in the first quarter 2008, compared to $58.6 million in same quarter of 2007, and $296.4 million for the full year ended December 31, 2007, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 can be found under the Net Interest Income sub-caption in this report.
          Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
March 31, 2008
(Dollars in thousands)
Due in one year or less	$1,810,458
Due after one year but within five years	1,786,048
Due after five years	423,649

Totals	$4,020,155

Due after one year with a predetermined fixed interest rate	$965,067
Due after one year with a floating interest rate	1,244,630

Totals	$2,209,697

          The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At March 31, 2008, $684.8 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
          The following table summarizes the Corporation’s nonperforming assets:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Nonperforming commercial loans	$19,777	$21,513	$17,049
Other nonaccrual loans:	9,829	9,920	10,681

Total nonperforming loans	29,606	31,433	27,730
Other real estate (“ORE”)	5,695	5,829	4,934

Total nonperforming assets	$35,301	$37,262	$32,664

Loans past due 90 day or more accruing interest	$10,931	$11,702	$15,209

Total nonperforming assets as a percentage of total loans and ORE	0.50%	0.53%	0.47%

          The allowance for credit losses covers nonperforming loans by 345.59% at March 31, 2008 compared to 323.22% at December 31, 2007. This increase is primarily attributable to the decrease in nonperforming commercial loans. The allowance for credit losses covered nonperforming loans by 356.26% at March 31, 2007. During the first quarter of 2007, $26.3 million of nonperforming commercial loans were sold which was the primary factor in the 3.00% reduction in the coverage ratio. See Note 1 (Summary of Significant Accounting Policies) of the 2007 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
          The following table is a nonaccrual commercial loan flow analysis:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2008	2007	2007	2007	2007
Nonaccrual commercial loans beginning of period	$21,513	$20,165	$20,877	$17,049	$45,045

Credit Actions:
New	2,390	7,523	8,632	7,579	5,983
Loan and lease losses	(2,023)	(2,701)	(3,033)	(890)	—
Charged down	(1,429)	(267)	(3,310)	(1,055)	(448)
Return to accruing status	(20)	(1,118)	(1,923)	(131)	—
Payments and tranfers to ORE	(654)	(2,089)	(1,078)	(1,675)	(7,199)
Sales	—	—	—	—	(26,332)

Nonaccrual commercial loans end of period	$19,777	$21,513	$20,165	$20,877	$17,049

          Nonaccrual commercial loans have decreased $1.7 million from the fourth quarter of 2007 and increased $2.7 million from the first quarter of 2007. As reflected above, $26.3 million of nonaccrual loans were sold in March 2007.
     Deposits
          The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2008		December 31, 2007		March 31, 2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,446,889	—	$1,408,726	—	$1,389,455	—
Interest-bearing DDA	702,115	0.55%	733,410	0.93%	756,678	1.03%
Savings and money market accounts	2,318,899	1.67%	2,266,070	2.39%	2,284,549	2.49%
CDs and other time deposits	2,862,194	4.49%	3,045,715	4.81%	3,051,287	4.80%

Total customer deposits	7,330,097	2.34%	7,453,921	2.78%	7,481,969	2.82%

Securities sold under agreements to repurchase	1,310,364	3.54%	1,471,785	4.84%	1,352,961	5.03%
Wholesale borrowings	618,572	4.61%	326,460	6.31%	399,638	6.23%

Total funds	$9,259,033		$9,252,166		$9,234,568

          Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.1 billion during the 2008 first quarter, up $2.9 million, or 0.13%, from the first quarter 2007. Savings deposits, including money market savings accounts, averaged $2.3 billion, $34.4 million or 1.50% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” increased $37.2 million, or 0.84%, and represented 60.95% of total average deposits for the first quarter 2008, compared to 59.22% last year. The increase was attributable to strategic retail market campaigns for core deposits within the Corporation’s regional banking areas.
          During the 2008 first quarter, the weighted-average yield paid on interest-bearing core deposits at 1.40% was 6 basis points more than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.9 billion for the first quarter, down 6.20% from the same quarter last year. Average rates paid on CDs dropped 32 basis points from 4.81% in the 2007 fourth quarter to 4.49% in the first quarter of 2008. On a percentage basis, average CDs were 36.64% and 38.89%, respectively, of total interest-bearing funds for the March 31, 2008 and 2007 quarters.
          Securities sold under agreements to repurchase decreased to 16.77% of interest-bearing funds during the three months ended March 31, 2008 from 17.25% for the March 31, 2007 quarter. Interest-bearing liabilities funded 81.54% of average earning assets during the quarter ended March 31, 2008 and 83.13% during the quarter ended March 31, 2007. Wholesale funds increased to 7.92% of interest-bearing funds during the first quarter 2008 from 5.09% in the year ago quarter. In summary, the increase in average core deposits and wholesale funding during the quarter compared to the same period in 2007 was partially offset by the decrease in higher rate certificates of deposits. The funding mix from higher priced CDs towards less expensive core deposits and wholesale borrowings has helped to mitigate the effect of the flat yield curve and support the net interest margin.
          The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2008:

Amount
(In thousands)
Maturing in:
Under 3 months	$421,331
3 to 6 months	197,427
6 to 12 months	140,857
Over 1 year through 3 years	64,922
Over 3 years	3,029

$827,566

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
          Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2008 and 2007:
          Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2008 (a)	—	0.42%	0.03%	(0.25%)
March 31, 2007	(2.77%)	(0.94%)	0.04%	(0.15%)

(a)	Due to current rate environment and the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00% make modeling of -200 bps nonmeaningful.
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
          The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2008 and 2007:

          Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
March 31, 2008 (a)	—	(5.10%)	(0.25%)	(2.19%)
March 31, 2007	(10.58%)	(3.48%)	(0.03%)	(1.34%)

(a)	Due to the current rate environment, the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00% , make modeling of -200 bp nonmeaningful.
     Capital Resources
          Shareholders’ equity at March 31, 2008 totaled $933.8 million compared to $917.0 million at December 31, 2007 and $863.6 million at March 31, 2007.
          The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
	2008		2007		2007
	(Dollars in thousands)
Consolidated
Total equity	$937,439	8.91%	$916,977	8.82%	$863,641	8.35%
Common equity	937,439	8.91%	916,977	8.82%	863,641	8.35%
Tangible common equity (a)	796,440	7.68%	775,755	7.56%	721,752	7.07%
Tier 1 capital (b)	849,466	10.46%	840,290	10.37%	814,530	10.25%
Total risk-based capital (c)	980,932	12.08%	1,001,539	12.36%	975,098	12.27%
Leverage (d)	$849,466	8.26%	$840,290	8.24%	$814,530	8.00%

Bank Only
Total equity	$780,241	7.43%	$737,395	7.10%	$724,564	7.01%
Common equity	780,241	7.43%	737,395	7.10%	724,564	7.01%
Tangible common equity (a)	639,242	6.17%	596,173	5.82%	582,675	5.72%
Tier 1 capital (b)	777,574	9.60%	746,083	9.23%	765,795	9.65%
Total risk-based capital (c)	905,540	11.18%	903,894	11.18%	923,391	11.64%
Leverage (d)	$777,574	7.60%	$746,083	7.33%	$765,795	7.53%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
          The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At March 31, 2008, the Corporation’s risk-based capital equaled 12.10% of risk-adjusted assets, exceeding minimum guidelines.
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
          The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $639.8 million at March 31, 2008.
          Funding Trends for the Quarter - During the three months ended March 31, 2008, total average deposits decreased $9.7 million from the previous quarter and $248.9 million of lower rate wholesale borrowings were drawn down.
          Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the quarter ended March 31, 2008, FirstMerit Bank did not pay any dividends to FirstMerit Corporation. As of March 31, 2008, FirstMerit Bank had an additional $48.4 million available to pay dividends without regulatory approval.
     Fair Value Measurement
          Pursuant to SFAS 157, the Corporation uses fair value measurements to record fair value adjustment to certain assets and to determine fair value disclosures. The Corporation did not elect the fair value option of SFAS 159 for any of its eligible items. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, other real estate, and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
•	Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent third party pricing services. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, as well as U.S. Treasury, other U.S. government and agency mortgage-backed securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include private collateralized mortgage obligations, municipal bonds and corporate debt securities. Securities classified as Level 3 are primarily mortgage-backed securities priced with consensus pricing (e.g., information obtained by polling dealer for indications of mid-market prices.) The non-binding nature consensus pricing would generally result in the classification as Level 3.

•	Loans held for sale: Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.

•	Mortgage Servicing Rights: MSRs do not trade in an active market with readily observable prices. Accordingly, the Corporation uses an independent third party consultant that employs a valuation model that calculated the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds (including housing price volatility), discount rate, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, ancillary income and late fees. As previously, mentioned, the Corporation did not adopt the fair value option of SFAS 159 and continues to carry MSRs at lower of cost or market value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since the valuation model uses significant unobservable inputs, the Corporation classifies MSRs as Level 3.

•	Foreclosed Assets: Foreclosed Assets include foreclosed properties securing residential and commercial loans. Foreclosed asset are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carry value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral and, accordingly, the Corporation classifies foreclosed assets as Level 2.

•	Impaired and nonaccrual loans: We do not record loans at fair value on a recurring basis; however, from time to time, we record nonrecurring fair value adjustments to loans to reflect (a) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (b) the full charge off of the loan carrying value. Fair value is generally based upon appraised values of the collateral and, accordingly, the Corporation classifies impaired and nonaccrual loans as Level 2.
     Critical Accounting Policies
          The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, pension and postretirement benefits and fair value of financial instruments are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2007 Form 10-K, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2007 Form 10-K. Accounting for mortgage servicing rights was also discussed in the 2007 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 8 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2007 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2007 Form 10-K as well as Note 9 (Benefit Plans) in the consolidated financial statements included in this report. Disclosures related to fair value of financial instruments in contained in Note 10 (Financial Instruments Measured at Fair Value) in the consolidated financial statements included in this report.
     Off-Balance Sheet Arrangements
          A detailed discussion of the Corporation’s off-balance sheet arrangements, including swaps, hedges, forward swap agreements, IRLCs, and TBA securities is included in Note 8 (Accounting for Derivatives) to the consolidated financial statements included in this report and in Note 17 to the 2007 Form 10-K. There have been no significant changes since December 31, 2007.
     Forward-looking Safe-harbor Statement

          Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detained from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the Corporation’s 2007 Annual Report on Form 10-K, as well as the following:
•	The Corporation faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud, deterioration in commercial and residential real estate values, and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While the Corporation attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, the Corporation may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	An economic downturn, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce the Corporation’s customer base, its level of deposits, and demand for financial products such as loans.

•	The subprime lending crisis and the rate of mortgage loan foreclosures has negatively impacted the banking industry and financial markets generally. Delinquencies and foreclosure rates for subprime mortgages have increased significantly in recent months, adversely affecting housing prices, weakening the housing market, and negatively impacting the financial and capital markets generally and banking industry segments more specifically. While the Corporation believes it has offered adjustable rate mortgage products in a safe and sound manner, the subprime lending crisis and its various negative effects could have a material adverse effect on our performance and profitability.

•	If the Corporation is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in the Corporation’s relationship a number of major customers could reduce the Corporation’s net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If the Corporation were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	The Corporation is party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If the Corporation is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services many increase significantly.

•	The Corporation’s business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and regulatory practices at either the federal or state level may adversely affect the Corporation, including its ability to offer new products and services, obtain financing, pay dividends from the subsidiaries to the Corporation, attract deposits, make loans and leases at satisfactory spreads, and may also result in the imposition of additional costs.

•	The products and services offered by the banking industry and customer expectations regarding them are subject to change. The Corporation attempts to respond to perceived customer needs and expectations by offering new products and services, which are often costly to develop and market initially. A lack of market acceptance of these products and services would have a negative effect on the Corporation’s business and negative impact on the results of operations.

•	The Corporation’s vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on the results of operations.

•	The Corporation could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated site, could have a negative effect on the Corporation’s expenses and results of operations.

•	New accounting or tax pronouncements or interpretation may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact the Corporation’s results of operations and financial position.

•	The Corporation’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, the Corporation’s business and a negative impact on the results of operations.

•	As a bank holding company that conducts substantially all of its operation through its subsidiaries, the ability of the Corporation to pay dividend, repurchase its shares or to repay its indebtedness depends upon the results of operations of its subsidiaries and their ability to pay dividends to the Corporation. Dividends paid by these subsidiaries are subject to limits imposed by federal and state law.

•	The Corporation’s controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations, and financial condition.

•	The Corporation’s articles of incorporation and by-laws as well as certain banking laws, may have an anti-takeover effect.

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
     ITEM 1A. RISK FACTORS
          There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.

(b) Not applicable.
(b) The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2008 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2007				396,272

January 1, 2008 - January 31, 2008	2,612	$20.48	—	396,272
February 1, 2008 - February 29, 2008	1,754	21.85	—	396,272
March 1, 2008 - March 31, 2008	1,060	21.45	—	396,272

Balance as of March 31, 2008:	5,426	$21.11	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	5,426 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Corporation held its Annual Meeting of Shareholders on April 16, 2008, for which the Board of Directors solicited proxies.
(b) Four Class II Directors were elected at the Annual Meeting for terms expiring at the 2009 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld
Karen S. Belden	57,754,884	*	1,953,396
R. Cary Blair	57,858,441	*	1,849,839
Robert W. Briggs	58,150,044	*	1,588,236
Clifford J. Isroff	57,545,543	*	2,162,737

*    Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Continuing Class III Directors serving until the 2009 Annual Meeting of Shareholders are John C. Blickle, Gina D. France, Paul G. Greig and Terry L. Haines.
Continuing Class I Directors serving until the 2010 Annual Meeting of Shareholders are Steven H. Baer, Richard Colella, J. Michael Hochschwender, Philip A. Lloyd II and Richard N. Seaman.
(c) In addition to the election of Directors, the following matters were voted on at the Annual Meeting of Shareholders:
(1) Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2008:

Votes For	Votes Against	Abstentions

58,932,347	427,495	348,438
(2) Amendment of Article III of the Corporation’s Second Amended and Restated Code of Regulations:

Votes For	Votes Against	Abstentions

57,803,217	1,283,449	621,603
     ITEM 5. OTHER INFORMATION
None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed by the registrant on August 3, 2007)

3.2	Second Amended and Restated Code of Regulations, as amended, of FirstMerit Corporation

10.1	FirstMerit Corporation Amended and Restated 2006 Equity Plan*

10.2	FirstMerit Corporation Form of Director Initial Restricted Stock Award*

10.3	FirstMerit Corporation Form of Director Annual Restricted Stock Award*

10.4	FirstMerit Corporation Form of Employee Restricted Stock Award (Change in Control)*

10.5	FirstMerit Corporation Form of Employee Restricted Stock Award (no Change in Control)*

10.6	FirstMerit Corporation Form of Director Nonqualified Stock Option Agreement*

10.7	FirstMerit Corporation Form of Employee Nonqualified Stock Option Agreement (Change in Control)*

10.8	FirstMerit Corporation Form of Employee Nonqualified Stock Option Agreement (no Change in Control)*

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

*	Indicates management contract or compensatory plan or arrangement

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

Date: May 2, 2008