Form 10-Q
period 2008-06-30
FIRSTMERIT CORP /OH/
filed 2008-08-04
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of August 1, 2008, 80,855,358 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2007, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2008	2007	2007
ASSETS
Cash and due from banks	$195,930	$207,335	$210,722
Investment securities (at fair value) and federal funds sold	2,469,692	2,460,453	2,442,906
Loans held for sale	14,285	47,341	50,456
Loans:
Commercial loans	4,136,273	3,906,448	3,898,943
Mortgage loans	569,516	577,219	586,612
Installment loans	1,619,383	1,598,832	1,641,790
Home equity loans	697,729	691,922	712,021
Credit card loans	146,727	153,732	141,162
Leases	71,254	73,733	71,862

Total loans	7,240,882	7,001,886	7,052,390
Less allowance for loan losses	(98,239)	(94,205)	(94,432)

Net loans	7,142,643	6,907,681	6,957,958
Premises and equipment, net	126,021	130,469	133,493
Goodwill	139,245	139,245	139,245
Intangible assets	1,577	1,977	2,422
Accrued interest receivable and other assets	475,359	506,165	491,897

Total assets	$10,564,752	$10,400,666	$10,429,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,576,584	$1,482,480	1,424,892
Demand-interest bearing	698,829	727,966	755,931
Savings and money market accounts	2,367,825	2,295,147	2,262,828
Certificates and other time deposits	2,633,946	2,826,146	3,030,815

Total deposits	7,277,184	7,331,739	7,474,466

Securities sold under agreements to repurchase	1,239,925	1,256,080	1,302,175
Wholesale borrowings	953,759	705,121	578,659
Accrued taxes, expenses, and other liabilities	169,455	190,749	211,534

Total liabilities	9,640,323	9,483,689	9,566,834

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at June 30, 2008, December 31, 2007 and June 30, 2007	127,937	127,937	127,937
Capital surplus	93,267	100,028	100,700
Accumulated other comprehensive loss	(51,434)	(43,085)	(82,073)
Retained earnings	1,041,473	1,027,775	1,012,699
Treasury stock, at cost, 11,180,046, 11,543,882 and 11,548,911 shares at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	(286,814)	(295,678)	(296,998)

Total shareholders’ equity	924,429	916,977	862,265

Total liabilities and shareholders’ equity	$10,564,752	$10,400,666	$10,429,099

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Six months ended
(Unaudited)	June 30,		June 30,
(In thousands except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans, including held for sale	$106,516	$132,076	$222,804	$262,165
Interest and dividends on investment securities and federal funds sold	29,255	27,383	58,491	54,229

Total interest income	135,771	159,459	281,295	316,394

Interest expense:
Interest on deposits:
Demand-interest bearing	591	1,876	1,555	3,795
Savings and money market accounts	6,500	13,992	16,143	27,998
Certificates and other time deposits	26,587	36,725	58,574	72,805
Interest on securities sold under agreements to repurchase	8,319	18,005	19,861	34,790
Interest on wholesale borrowings	6,243	4,636	13,332	10,775

Total interest expense	48,240	75,234	109,465	150,163

Net interest income	87,531	84,225	171,830	166,231
Provision for loan losses	14,565	9,967	26,086	14,177

Net interest income after provision for loan losses	72,966	74,258	145,744	152,054

Other income:
Trust department income	5,824	6,096	11,274	11,692
Service charges on deposits	16,028	17,055	30,764	33,304
Credit card fees	12,146	11,712	23,303	22,811
ATM and other service fees	2,770	3,189	5,564	6,260
Bank owned life insurance income	3,217	3,290	6,418	6,458
Investment services and insurance	2,790	2,660	5,655	5,113
Investment securities gains, net	47	1	571	1
Loan sales and servicing income	1,885	1,911	3,276	7,349
Gain on Visa, Inc. redemption	—	—	7,898	—
Other operating income	4,051	3,016	6,889	4,818

Total other income	48,758	48,930	101,612	97,806

Other expenses:
Salaries, wages, pension and employee benefits	44,364	43,538	87,429	86,038
Net occupancy expense	6,204	6,521	12,958	13,207
Equipment expense	5,842	6,328	12,036	12,773
Stationery, supplies and postage	2,242	2,252	4,567	4,585
Bankcard, loan processing and other costs	7,356	7,607	14,600	15,077
Professional services	2,581	4,525	4,468	9,354
Amortization of intangibles	177	222	400	445
Other operating expense	11,784	10,382	25,326	21,422

Total other expenses	80,550	81,375	161,784	162,901

Income before federal income tax expense	41,174	41,813	85,572	86,959
Federal income tax expense	12,021	11,928	24,976	25,653

Net income	$29,153	$29,885	$60,596	$61,306

Other comprehensive income, net of taxes
Unrealized securities’ holding loss, net of taxes	$(22,119)	$(13,051)	$(10,510)	$(4,938)
Unrealized hedging gain, net of taxes	1,419	561	786	628
Minimum pension liability adjustment, net of taxes	873	1,746	1,746	1,746
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	31	1	371	1

Total other comprehensive loss, net of taxes	(19,858)	(10,745)	(8,349)	(2,565)

Comprehensive income	$9,295	$19,140	$52,247	$58,741

Net income applicable to common shares	$29,153	$29,885	$60,596	$61,306

Net income used in diluted EPS calculation	$29,154	$29,889	$60,601	$61,314

Weighted average number of common shares outstanding — basic	80,855	80,426	80,755	80,270

Weighted average number of common shares outstanding — diluted	80,898	80,570	80,812	80,433

Basic earnings per share	$0.36	$0.37	$0.75	$0.76

Diluted earnings per share	$0.36	$0.37	$0.75	$0.76

Dividend per share	$0.29	$0.29	$0.58	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended
(Unaudited)	June 30,
(In thousands)	2008	2007
Operating Activities
Net income	$60,596	$61,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26,086	14,177
Provision for depreciation and amortization	9,215	7,668
Amortization of investment securities premiums, net	543	265
Accretion of income for lease financing	(2,044)	(2,213)
Gains on sales and calls of investment securities, net	(571)	(1)
Decrease in interest receivable	5,993	664
(Decrease) increase in interest payable	(7,251)	2,661
Increase in prepaid assets	(2,534)	(5,676)
Increase in bank owned life insurance	(6,418)	(5,294)
Originations of loans held for sale	(172,373)	(120,360)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	173,207	114,297
Losses on sales of loans, net	543	231
Amortization of intangible assets	400	445
Other (decreases) increases	(5,492)	12,264

NET CASH PROVIDED BY OPERATING ACTIVITIES	79,900	80,434
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	77,985	2
Available-for-sale — maturities	354,896	350,431
Purchases of available-for-sale investment securities	(422,410)	(349,586)
Net (decrease) increase in federal funds sold	500	(16,000)
Net increase in loans and leases, excluding sales	(227,953)	(138,137)
Purchases of premises and equipment	(4,830)	(3,322)
Sales of premises and equipment	63	314

NET CASH USED IN INVESTING ACTIVITIES	(221,749)	(156,298)
Financing Activities
Net increase (decrease) in demand accounts	64,967	(73,845)
Net increase (decrease) in savings and money market accounts	72,678	(4,858)
Net (decrease) increase in certificates and other time deposits	(192,200)	54,248
Net (decrease) increase in securities sold under agreements to repurchase	(16,155)	40,354
Net decrease in wholesale borrowings	248,638	114,432
Cash dividends — common	(46,898)	(46,686)
Purchase of treasury shares	(672)	(231)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	86	2,968

NET CASH PROVIDED BY FINANCING ACTIVITIES	130,444	86,382

(Decrease) increase in cash and cash equivalents	(11,405)	10,518
Cash and cash equivalents at beginning of period	207,335	200,204

Cash and cash equivalents at end of period	$195,930	$210,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$57,424	$83,955

Federal income taxes	$28,408	$17,703

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2008 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of June 30, 2008 and 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2007.
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
     During December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.
     During May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Corporation’s current practice; therefore, will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$391,267	$1,677	$(3,451)	$389,493
Obligations of state and political subdivisions	289,703	739	(4,619)	285,823
Mortgage-backed securities	1,605,361	6,095	(16,425)	1,595,031
Other securities	213,427	—	(14,082)	199,345

	$2,499,758	$8,511	$(38,577)	$2,469,692

	Book Value	Fair Value
Due in one year or less	$45,331	$45,263
Due after one year through five years	1,520,520	1,509,882
Due after five years through ten years	642,429	641,311
Due after ten years	291,478	273,236

	$2,499,758	$2,469,692

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$452,671	$1,151	$(3,700)	$450,122
Obligations of state and political subdivisions	279,312	1,969	(677)	280,604
Mortgage-backed securities	1,514,081	7,033	(12,999)	1,508,115
Other securities	227,213	—	(6,101)	221,112

	$2,473,277	$10,153	$(23,477)	$2,459,953

	Amortized	Fair
	Cost	Value
Due in one year or less	$165,922	$165,523
Due after one year through five years	1,394,916	1,383,145
Due after five years through ten years	618,797	622,626
Due after ten years	293,642	288,659

	$2,473,277	$2,459,953

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$688,323	$1	$(12,970)	$675,354
Obligations of state and political subdivisions	257,462	582	(4,237)	253,807
Mortgage-backed securities	1,303,488	539	(40,312)	1,263,715
Other securities	232,382	3,437	(1,789)	234,030

	$2,481,655	$4,559	$(59,308)	$2,426,906

		Fair
	Book Value	Value
Due in one year or less	$260,413	$258,678
Due after one year through five years	1,518,903	1,474,200
Due after five years through ten years	426,532	419,522
Due after ten years	275,807	274,506

	$2,481,655	$2,426,906

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years primarily consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits, and for purposes required or permitted by law, amounted to approximately $1.8 billion at June 30, 2008, $1.7 billion at December 31, 2007 and $1.9 billion at June 30, 2007.

     At June 30, 2008, December 31, 2007 and June 30, 2007, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.8 million, $8.8 million and $8.7 million, respectively. At June 30, 2008, December 31, 2007 and June 30, 2007 the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $117.6 million, $114.5 million and $114.5 million, respectively and is included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
     The following tables show the unrealized losses that have not been recognized as other-than-temporary in accordance with FASB Staff Position (“FSP”) No. FAS 115-1. Management believes that due to the credit-worthiness of the issuers and the fact that the Corporation has the intent and the ability to hold the securities for the period necessary to recover the cost of the securities or until maturity, the decline in the fair values is temporary in nature.

	At June 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$194,641	(2,063)	$31,750	(1,389)	$226,391	(3,452)
Obligations of states and political subdivisions	196,268	(4,375)	5,172	(244)	201,440	(4,619)
Mortgage-backed securities	606,215	(7,979)	186,785	(8,445)	793,000	(16,424)
Other securities	21,517	(5,205)	47,572	(8,877)	69,089	(14,082)

Total temporarily impaired securities	$1,018,641	(19,622)	$271,279	(18,955)	$1,289,920	(38,577)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized		Unrealized		Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$47,944	(290)	$292,243	(3,409)	$340,187	(3,699)
Obligations of states and political subdivisions	97,165	(556)	13,860	(122)	111,025	(678)
Mortgage-backed securities	126,296	(406)	733,201	(12,593)	859,497	(12,999)
Other securities	33,750	(2,728)	44,954	(3,373)	78,704	(6,101)

Total temporarily impaired securities	$305,155	(3,980)	$1,084,258	(19,497)	$1,389,413	(23,477)

	At June 30, 2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized		Unrealized		Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$116,007	(1,544)	$547,974	(11,426)	$663,981	(12,970)
Obligations of states and political subdivisions	184,245	(4,176)	1,693	(61)	185,938	(4,237)
Mortgage-backed securities	271,790	(4,523)	905,440	(35,789)	1,177,230	(40,312)
Other securities	18,127	(353)	48,405	(1,436)	66,532	(1,789)

Total temporarily impaired securities	$590,169	(10,596)	$1,503,512	(48,712)	$2,093,681	(59,308)

          The Corporation’s investment portfolio is comprised of AAA government agency mortgage backed securities, municipal securities (rated A or better without underlying insurance coverage) and a small portfolio of individual name, investment grade bank trust preferred securities. The unrealized losses within each investment category have occurred as a result of changes in interest rates and credit spreads over the past few years. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings. Unrealized losses within other securities and investments are also the result of widening of credit spreads since the initial purchase date. In general, the issuers of the investment securities do not have the contractual ability to pay them off at less than par at maturity or any earlier call date. As of the reporting date, the Corporation expects to receive all contractual principal and interest related to these securities.

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
     The activity within the ALL for the three and six months ended June 30, 2008 and 2007, and the full year ended December 31, 2007 is shown in the following table:
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2007 Form 10-K more fully describe the components of the allowance for loan loss model.

			Six	Six
	Quarter ended	Quarter ended	months ended	months ended	Year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
	2008	2007	2008	2007	2007
Allowance for loan losses-beginning of period	$94,411	$92,045	$94,205	$91,342	$91,342
Loans charged off:
Commercial	3,718	1,212	7,171	1,660	7,856
Mortgage	1,229	1,568	2,509	2,558	5,026
Installment	5,620	4,321	11,624	9,067	18,343
Home equity	1,226	1,478	2,292	2,298	4,151
Credit cards	2,500	2,025	4,793	4,424	8,497
Leases	—	5	—	26	41
Overdrafts	537	—	1,110	—	234

Total charge-offs	14,830	10,609	29,499	20,033	44,148

Recoveries:
Commercial	1,032	11	1,754	2,889	4,351
Mortgage	7	—	39	8	44
Installment	2,099	2,092	3,841	4,206	8,021
Home equity	142	307	242	564	1,265
Credit cards	557	474	1,016	948	1,842
Manufactured housing	54	96	126	170	323
Leases	31	49	69	161	286
Overdrafts	171	—	360	—	44

Total recoveries	4,093	3,029	7,447	8,946	16,176

Net charge-offs	10,737	7,580	22,052	11,087	27,972
Provision for loan losses	14,565	9,967	26,086	14,177	30,835

Allowance for loan losses-end of period	$98,239	$94,432	$98,239	$94,432	$94,205

     5. Goodwill and Intangible Assets – The following table summarizes goodwill and intangible assets:

	At June 30, 2008			At December 31, 2007			At June 30, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangible assets	$10,137	8,560	$1,577	$10,137	8,160	$1,977	$10,137	7,715	$2,422

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

          Amortization expense for intangible assets was $0.18 million and $0.22 million for the quarters ended June 30, 2008 and 2007, respectively. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at June 30, 2008:
For the years ended:

December 31, 2008	$573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	310

$1,577

     During the fourth quarter of 2007, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended	Six months	Six months
	June 30,	June 30,	ended June 30,	ended June 30,
	2008	2007	2008	2007
BASIC EPS:
Net income applicable to common shares	$29,153	$29,885	$60,596	$61,306

Average common shares outstanding	80,855	80,426	80,755	80,270

Net income per share — basic	$0.36	$0.37	$0.75	$0.76

DILUTED EPS:

Net income available to common shares	$29,153	$29,885	$60,596	$61,306
Add: interest expense on convertible bonds	1	4	5	8

	$29,154	$29,889	$60,601	$61,314

Avg common shares outstanding	80,855	80,426	80,755	80,270
Add: Equivalents from stock options and restricted stock	29	99	30	118
Add: Equivalents-convertible bonds	14	44	28	45

Average common shares and equivalents outstanding	80,898	80,569	80,813	80,433

Net income per common share — diluted	$0.36	$0.37	$0.75	$0.76

     For the quarters ended June 30, 2008 and 2007 options to purchase 6.4 million and 6.5 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Commercial also includes the personal business of commercial loan clients as well as the “micro business” lines. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending and letters of credit.

•	Retail – The retail line of business includes consumer lending and deposit gathering and residential mortgage loan origination and servicing. Retail offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth – The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other – The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.
     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2007 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in the other category by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights (“MSRs”) and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the quarter and six-month periods ended June 30, 2008 and 2007, and the full year ended December 31, 2007:

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2008	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$36,844	$75,403	$48,628	$97,227	$4,113	$8,352	$(2,054)	$(9,152)	$87,531	$171,830
Provision for loan losses	689	5,722	11,613	18,520	623	795	1,640	1,049	14,565	26,086
Other income	10,729	19,902	26,139	57,707	8,915	17,535	2,975	6,468	48,758	101,612
Other expenses	21,372	42,801	47,362	95,292	9,439	18,276	2,377	5,415	80,550	161,784
Net income	16,583	30,408	10,265	26,729	1,928	4,429	377	(970)	29,153	60,596
AVERAGES :
Assets	$3,954,000	$3,901,379	$2,919,373	$2,930,828	$309,894	$315,610	$3,337,202	$3,302,866	$10,520,469	$10,450,683
Loans	3,981,871	3,927,986	2,772,940	2,778,749	304,986	311,407	80,830	64,137	7,140,627	7,082,279
Earnings assets	4,017,004	3,963,107	2,828,065	2,834,187	304,986	311,407	2,554,197	2,534,017	9,704,252	9,642,718
Deposits	1,855,185	1,852,287	4,686,129	4,685,704	450,154	446,900	348,038	349,911	7,339,506	7,334,802
Economic capital	230,322	232,721	193,615	195,626	42,200	42,836	486,632	471,424	952,769	942,607

	Commercial	Retail	Wealth	Other	Consolidated
December 31, 2007	YTD	YTD	YTD	YTD	YTD
OPERATIONS:
Net interest income	$151,490	$193,231	$17,917	$(25,092)	$337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
AVERAGES:
Assets	$3,742,894	$2,998,057	$340,716	$3,237,121	$10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic capital	243,845	191,899	47,237	392,545	875,526

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2007	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$38,093	$74,693	$48,348	$96,243	$4,462	$8,935	$(6,678)	$(13,640)	$84,225	$166,231
Provision for loan losses	339	5,195	7,213	9,037	1,103	1,751	1,312	(1,806)	9,967	14,177
Other income	9,027	22,382	26,728	51,401	9,021	17,507	4,154	6,516	48,930	97,806
Other expenses	19,860	40,783	46,143	95,210	9,068	18,065	6,304	8,843	81,375	162,901
Net income	18,427	34,141	14,090	28,153	2,152	4,306	(4,784)	(5,294)	29,885	61,306
AVERAGES :
Assets	$3,744,584	$3,724,129	$3,002,953	$3,009,817	$344,442	$344,117	$3,227,475	$3,223,214	$10,319,454	$10,301,277
Loans	3,775,949	3,733,418	2,847,434	2,853,051	343,417	343,242	35,950	31,388	7,002,750	6,961,099
Earnings assets	3,802,735	3,781,655	2,896,433	2,902,278	343,414	343,373	2,443,237	2,434,620	9,485,819	9,461,926
Deposits	1,912,058	1,893,484	4,813,926	4,785,559	442,597	437,574	346,624	382,061	7,515,205	7,498,678
Economic capital	246,948	248,180	191,141	193,463	48,307	47,822	385,158	373,716	871,554	863,181
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS 133, as amended by SFAS 149 and SFAS 155 in accounting for its derivative activities.
     At June 30, 2008 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans to a variable interest rate basis. Most of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no hedge ineffectiveness can be assumed, and the need to test for ongoing effectiveness is eliminated. For hedges that qualify for the shortcut method of accounting, the fair value of the swap and the fair value of the hedged item are recorded on the balance sheets. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. Therefore, the long-haul method of accounting is utilized. The long-haul method of accounting requires periodic testing of hedge effectiveness with the portion of the hedge deemed to be ineffective reported in other operating expense.
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
     During the first quarter of 2008, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its MSRs. The gains and losses on these securities were recorded in other income in the consolidated statements of income and comprehensive income. The Corporation did not enter into any TBA Securities contracts during the second quarter of 2008.

9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Components of Net Periodic Pension Cost
Service Cost	$1,354	$1,866	$2,708	$3,733
Interest Cost	2,580	2,414	5,160	4,828
Expected return on assets	(2,923)	(2,796)	(5,846)	(5,592)
Amortization of unrecognized prior service costs	40	41	80	81
Cumulative net loss	993	1,337	1,985	2,673

Net periodic pension cost	$2,044	$2,862	$4,087	$5,723

	Postretirement Benefits
			Six	Six
	Quarter ended	Quarter ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Components of Net Periodic Postretirement Cost
Service Cost	$248	$222	$497	$444
Interest Cost	443	434	886	868
Amortization of unrecognized prior service costs	(135)	(135)	(271)	(271)
Cumulative net loss	71	102	141	204

Net periodic postretirement cost	$627	$623	$1,253	$1,245

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2008.
     On May 18, 2006, the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter and six months ended June 30, 2008, $0.4 and $0.8 million, respectively, was expensed relating to the defined contribution plan. During the quarter and six months ended June 30, 2007, $0.3 and $0.7 million, respectively, was expensed relating to the defined contribution plan.

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

     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
June 30, 2008	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$2,561	$2,250,514	$47,458	$2,300,533
Derivative assets	—	523	—	523

Total assets at fair value on a recurring basis	$2,561	$2,251,037	$47,458	$2,301,056

Derivative liabilities		17,594		17,594

Total liabilities at fair value on a recurring basis	$—	$17,594	$—	$17,594

     The Corporation uses a third party pricing service to determine the fair value of the investment portfolio. Some debt securities are valued with consensus pricing (i.e. information obtained by polling dealers for indication of mid-market prices for a particular asset class). The non-binding nature of consensus pricing generally results in a classification as Level 3 information.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	realized/unrealized	issuances and		quarter ended	included in current
Quarter ended June 30, 2008	April 1, 2008	gains/(losses)	settlements, net	Transfers	June 30, 2008	period earnings
Available-for-sale securities	$94,720	$(1,684)	$—	$(45,578)	$47,458	$—

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	realized/unrealized	issuances and		six months ended	included in current
Six months ended June 30, 2008	January 1, 2008	gains/(losses)	settlements, net	Transfers	June 30, 2008	period earnings
Available-for-sale securities	$72,336	$(7,845)	$29,555	$(46,588)	$47,458	$293

          $45.6 million of MBS securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized during the quarter ended June 30, 2008. $0.3 million of gains on the sale of investment securities, classified as Level 3 on January 1, 2008, were recorded in investment securities gains in the consolidated statements of income and comprehensive income. As previously noted, the Corporation did not adopt the fair value provision of SFAS 159 so all unrealized gains and losses were recorded in other comprehensive income in the statement of income and comprehensive income.

     Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
June 30, 2008	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$19,869	$19,869
Loans held for sale	—	14,077	—	14,077
Impaired and nonaccrual loans	—	36,586	—	36,586
Other property (1)	—	6,203	—	6,203

Total assets at fair value on a nonrecurring basis	$—	$56,866	$19,869	$76,735

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
     The changes in Level 3 assets and liabilities measured at fair value on a nonrecurring basis are summarized follows:

Total changes
		Total	Purchases, sales	Fair Value	in fair values
	Fair Value	realized/unrealized	issuances and	quarter ended	included in current
Quarter ended June 30, 2008	April 1, 2008	gains/(losses)	settlements, net	June 30, 2008	period earnings
Mortgage servicing rights	$19,169	$(465)	$1,165	$19,869	$700

Total changes
		Total	Purchases, sales	Fair Value	in fair values
	Fair Value	realized/unrealized	issuances and	six months ended	included in current
Six months ended June 30, 2008	January 1, 2008	gains/(losses)	settlements, net	June 30, 2008	period earnings
Mortgage servicing rights	$19,354	$(1,427)	$1,942	$19,869	$515

$0.7 million and $0.5 million was recorded in loan sales and servicing income in the consolidated statements of income and comprehensive income for the quarter and six months ended June 30, 2008, respectively.
     Level 3 assets (including assets measured at the lower of cost or fair value) were 0.64% of total Corporation assets at June 30, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Three months ended			Year ended			Three months ended
SUBSIDIARIES	June 30, 2008			December 31, 2007			June 30, 2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$173,044			$178,164			$177,524
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,021,209	23,609	4.70%	1,955,049	85,544	4.38%	1,936,833	20,359	4.22%
Obligations of states and political subdivisions (tax exempt)	279,757	4,270	6.14%	255,461	15,595	6.10%	256,153	3,883	6.08%
Other securities and federal funds sold	214,580	2,777	5.21%	244,749	17,127	7.00%	247,029	4,477	7.27%

Total investment securities and federal funds sold	2,515,546	30,656	4.90%	2,455,259	118,266	4.82%	2,440,015	28,719	4.72%

Loans held for sale	48,079	651	5.45%	56,036	3,050	5.44%	43,054	739	6.88%
Loans	7,140,627	105,889	5.96%	6,971,464	521,172	7.48%	7,002,750	131,369	7.52%

Total earning assets	9,704,252	137,196	5.69%	9,482,759	642,488	6.78%	9,485,819	160,827	6.80%
Allowance for loan losses	(94,002)			(92,662)			(92,298)
Other assets	737,175			750,527			748,409

Total assets	$10,520,469			$10,318,788			$10,319,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,518,841	—	—	$1,408,726	—	—	$1,408,827	—	—
Demand — interest bearing	709,922	591	0.33%	733,410	6,824	0.93%	763,907	1,876	0.99%
Savings and money market accounts	2,366,296	6,500	1.10%	2,266,070	54,166	2.39%	2,293,567	13,992	2.45%
Certificates and other time deposits	2,744,447	26,587	3.90%	3,045,715	146,559	4.81%	3,048,904	36,725	4.83%

Total deposits	7,339,506	33,678	1.85%	7,453,921	207,549	2.78%	7,515,205	52,593	2.81%

Securities sold under agreements to repurchase	1,312,436	8,319	2.55%	1,471,785	71,298	4.84%	1,458,982	18,005	4.95%
Wholesale borrowings	711,132	6,243	3.53%	326,460	20,601	6.31%	280,914	4,636	6.62%

Total interest bearing liabilities	7,844,233	48,240	2.47%	7,843,440	299,448	3.82%	7,846,274	75,234	3.85%
Other liabilities	204,626			191,096			192,799

Shareholders’ equity	952,769			875,526			871,554

Total liabilities and shareholders’ equity	$10,520,469			$10,318,788			$10,319,454

Net yield on earning assets	$9,704,252	88,956	3.69%	$9,482,759	343,040	3.62%	$9,485,819	85,593	3.62%

Interest rate spread			3.22%			2.96%			2.95%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Six months ended			Year ended			Six months ended
SUBSIDIARIES	June 30, 2008			December 31, 2007			June 30, 2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$172,036			$178,164			$178,539
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,012,934	46,902	4.69%	1,955,049	85,544	4.38%	1,946,216	40,583	4.21%
Obligations of states and political subdivisions (tax exempt)	280,338	8,533	6.12%	255,461	15,595	6.10%	239,361	7,267	6.12%
Other securities and federal funds sold	218,594	5,829	5.36%	244,749	17,127	7.00%	249,229	8,896	7.20%

Total investment securities and federal funds sold	2,511,866	61,264	4.90%	2,455,259	118,266	4.82%	2,434,806	56,746	4.70%
Loans held for sale	48,573	1,323	5.48%	56,036	3,050	5.44%	66,021	1,501	4.58%
Loans	7,082,279	221,529	6.29%	6,971,464	521,172	7.48%	6,961,099	260,727	7.55%

Total earning assets	9,642,718	284,116	5.93%	9,482,759	642,488	6.78%	9,461,926	318,974	6.80%

Allowance for loan losses	(93,903)			(92,662)			(91,780)
Other assets	729,832			750,527			752,592

Total assets	$10,450,683			$10,318,788			$10,301,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,482,865	—	—	$1,408,726	—	—	$1,399,194	—	—
Demand — interest bearing	706,018	1,555	0.44%	733,410	6,824	0.93%	760,312	3,795	1.01%
Savings and money market accounts	2,342,598	16,143	1.39%	2,266,070	54,166	2.39%	2,289,083	27,998	2.47%
Certificates and other time deposits	2,803,321	58,574	4.20%	3,045,715	146,559	4.81%	3,050,089	72,805	4.81%

Total deposits	7,334,802	76,272	2.09%	7,453,921	207,549	2.78%	7,498,678	104,598	2.81%

Securities sold under agreements to repurchase	1,350,737	19,861	2.96%	1,471,785	71,298	4.84%	1,406,264	34,790	4.99%
Wholesale borrowings	625,517	13,332	4.29%	326,460	20,601	6.31%	340,122	10,775	6.39%

Total interest bearing liabilities	7,828,191	109,465	2.81%	7,843,440	299,448	3.82%	7,845,870	150,163	3.86%

Other liabilities	197,020			191,096			193,032

Shareholders’ equity	942,607			875,526			863,181

Total liabilities and shareholders’ equity	$10,450,683			$10,318,788			$10,301,277

Net yield on earning assets	$9,642,718	174,651	3.64%	$9,482,759	343,040	3.62%	$9,461,926	168,811	3.60%

Interest rate spread			3.12%			2.96%			2.94%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit reported second quarter 2008 net income of $29.2 million, or $0.36 per diluted share. This compares with $31.4 million, or $0.39 per diluted share, for the first quarter 2008 and $29.9 million, or $0.37 per diluted share, for the second quarter 2007.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2008 were 12.31% and 1.11%, respectively, compared with 13.56% and 1.22%, respectively, for the first quarter 2008 and 13.75% and 1.16% for the second quarter 2007.
     Net interest margin was 3.69% for the second quarter of 2008 compared with 3.60% for the first quarter of 2008 and 3.62% for the second quarter of 2007. Reduced funding costs compared with the first quarter of 2008 and the second quarter of 2007 due to an increased composition of lower cost core deposits along with lower liability pricing from a falling interest rate environment supported margin expansion over both periods.
     Average loans during the second quarter of 2008 increased $116.7 million, or 1.66%, compared with the first quarter of 2008 and increased $137.9 million, or 1.97%, compared with the second quarter of 2007. Increases in the respective periods were driven by average commercial loan growth of $127.7 million, or 3.24%, and $223.9 million, or 5.82%.
     During the second quarter of 2008 the Corporation increased its average core deposits, which excludes time deposits, by $127.2 million, or 2.85%, compared with the first quarter of 2008, and $128.8 million, or 2.88%, compared with the second quarter of 2007.
     The Corporation’s investment portfolio yield decreased slightly in the second quarter of 2008, to 4.90%, compared with 4.91% in the first quarter of 2008, and increased from 4.72% in the second quarter of 2007. The increased investment portfolio yields compared with the second quarter of 2007 positively impacted the year-over-year increase in the net interest margin.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $89.0 million in the second quarter 2008 compared with $85.7 million in the first quarter of 2008 and $85.6 million in the second quarter of 2007. The increases in FTE net interest income compared with those two periods resulted from expansion in the net interest margin driven by the aforementioned decrease in liability pricing.
     Noninterest income net of securities transactions for the second quarter of 2008 was $48.7 million, a decrease of $3.6 million, or 6.92%, from the first quarter of 2008 and a decrease of $0.2 million, or 0.45%, from the second quarter of 2007. Included in noninterest income in the first quarter 2008 is a $7.9 million gain from the partial redemption of Visa, Inc. shares.
     Excluding the $7.9 million gain from the partial redemption of Visa, Inc. shares, noninterest income net of securities transactions increased $4.3 million, or 9.63%. The primary changes in other income for the second quarter of 2008 compared to the first quarter of 2008, were as follows: service charges on deposits increased $1.3 million, or 8.77%, other operating income increased $1.2 million, or 42.7%, and credit card fees increased $1.0 million, or 8.86%.

     Other income, net of securities gains, as a percentage of net revenue for the second quarter of 2008 was 35.38% compared with 37.91% for first quarter of 2008 and 36.37% for the second quarter of 2007. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the second quarter of 2008 was $80.6 million, a decrease of $0.7 million, or 0.84%, from the first quarter of 2008 and a decrease of $0.8 million, or 1.01%, from the second quarter of 2007. Compared with the second quarter of 2007, professional services fell $1.9 million, down 42.96% due in part to the consulting services necessary to remediate Bank Secrecy Act issues performed in 2007 which were completed during the first quarter of 2008.
     Net charge-offs totaled $10.7 million, or 0.60% of average loans, in the second quarter of 2008 compared with $11.3 million, or 0.65% of average loans, in the first quarter 2008 and $7.6 million, or 0.43% of average loans, in the second quarter of 2007.
     Nonperforming assets totaled $41.6 million at June 30, 2008, an increase of $6.3 million, or 17.95%, compared with March 31, 2008. Nonperforming assets at June 30, 2008 represented 0.57% of period-end loans plus other real estate compared with 0.50% at March 31, 2008.
     The allowance for loan losses totaled $98.2 million at June 30, 2008, an increase of $3.8 million from March 31, 2008. The increase was attributable to additional reserves that were established to address indentified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. At June 30, 2008, the allowance for loan losses was 1.36% of period-end loans compared with 1.33% at March 31, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.46% at June 30, 2008 compared with 1.45% at March 31, 2008. The allowance for credit losses to nonperforming loans was 288.50% at June 30, 2008, compared with 345.59% at March 31, 2008.
     The Corporation’s total assets at June 30, 2008 were $10.6 billion, an increase of $48.0 million, or 0.46%, compared with March 31, 2008 and an increase of $135.7 million, or 1.30%, compared with June 30, 2007. Commercial loan growth of $116.1 million, or 2.89%, compared with March 31, 2008, and $237.3 million, or 6.09%, compared with June 30, 2007, provided the overall asset growth over both periods.
     Total deposits were $7.3 billion at June 30, 2008, a decrease of $145.5 million, or 1.96%, from March 31, 2008 and a decrease of $197.3 million, or 2.64%, from June 30, 2007. The decrease compared with both periods was driven by a strategic reduction in the reliance on large brokered and consumer CDs to lower funding costs. Core deposits totaled $4.6 billion at June 30, 2008, an increase of $75.3 million, or 1.65%, from March 31, 2008 and an increase of $200.0 million, or 4.49%, from June 30, 2007.
     Shareholders’ equity was $924 million at June 30, 2008, compared with $937 million at March 31, 2008, and $862 million at June 30, 2007. The Corporation maintained a strong capital position as tangible equity to assets was 7.52% at June 30, 2008, compared with 7.68% and 7.00% at March 31, 2008 and June 30, 2007, respectively. The common dividend per share paid in the second quarter 2008 was $0.29.

RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2008 was $87.5 million compared to $84.2 million for the quarter ended June 30, 2007. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.4 million for both quarters ending June 30, 2008 and 2007. The FTE adjustment was $2.8 million and $2.6 million for the six months ending June 30, 2008 and 2007, respectively.
     FTE net interest income for the quarter ended June 30, 2008 was $89.0 million compared to $85.6 million for the three months ended June 30, 2007. The $3.4 million increase in FTE net interest income occurred because the $23.6 million decrease in interest income, compared to the same quarter last year, was less than the $27.0 million decrease in interest expense during the same period. In a similar analysis, FTE net interest income for the six months ended June 30, 2008 was $174.7 million compared to $168.8 million for six months ended June 30, 2007. The $5.8 million increase in FTE net interest income occurred because the $34.9 million decrease in interest income was less than the $40.7 million decrease in interest expense during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment.

	Quarters ended June 30, 2008 and 2007			Six months ended June 30, 2008 and 2007
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$978	$1,005	$1,983	$2,088	$2,514	$4,602
Loans held for sale	80	(168)	(88)	(441)	263	(178)
Loans	2,540	(28,020)	(25,480)	4,467	(43,665)	(39,198)
Federal funds sold	(17)	(29)	(46)	(18)	(66)	(84)

Total interest income — FTE	$3,581	$(27,212)	$(23,631)	$6,096	$(40,954)	$(34,858)

INTEREST EXPENSE
Demand deposits-interest bearing	$(124)	$(1,161)	$(1,285)	$(254)	$(1,986)	$(2,240)
Savings and money market accounts	431	(7,923)	(7,492)	640	(12,495)	(11,855)
Certificates of deposits and other time deposits	(3,424)	(6,714)	(10,138)	(5,601)	(8,630)	(14,231)
Securities sold under agreements to repurchase	(1,658)	(8,028)	(9,686)	(1,324)	(13,605)	(14,929)
Wholesale borrowings	4,555	(2,948)	1,607	6,913	(4,356)	2,557

Total interest expense	$(220)	$(26,774)	$(26,994)	$374	$(41,072)	$(40,698)

Net interest income — FTE	$3,801	$(438)	$3,363	$5,722	$118	$5,840

     As illustrated in the preceding table, the increased amount of interest income recorded in the 2008 second quarter compared to the same 2007 period was primarily volume driven yet offset by the three Federal Reserve discount rate decreases of 75 basis points in January, 2008, 50 basis points in February 2008, and 75 basis points again in March, 2008.
Net Interest Margin
     The following table provides 2008 FTE net interest income and net interest margin totals as well as 2007 comparative amounts:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net interest income	$87,531	$84,225	$171,830	$166,231
Tax equivalent adjustment	1,425	1,368	2,821	2,580

Net interest income — FTE	$88,956	$85,593	$174,651	$168,811

Average earning assets	$9,704,252	$9,485,819	$9,642,718	$9,461,926

Net interest margin — FTE	3.69%	3.62%	3.64%	3.60%

     Average loans outstanding for the current year and prior year second quarters totaled $7.1 billion and $7.0 billion, respectively. Increases in average loan balances from second quarter 2007 to the second quarter 2008 occurred in commercial and credit card loans, while mortgage loans, installment loans, home equity loans and leases declined. Efforts to grow loans outstanding continue to be tempered by the less than robust economy that currently exists in the Corporation’s primary lending areas.
     Specific changes in average loans outstanding, compared to the second quarter 2007, were as follows: commercial loans were up $223.9 million or 5.82%; credit card loans rose $5.9 million or 4.21%; mortgage loans were down $19.6 million or 3.28%; installment loans, both direct and indirect declined $51.8 million or 3.17%; home equity loans were down $18.5 million, or 2.61%; and leases declined $2.0 million or 2.81% The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2008 and 2007 second quarters equaled 73.58% and 73.82% of average earning assets, respectively.
     Average deposits were $7.3 billion during the 2008 second quarter, down $175.7 million, or 2.34%, from the same period last year. For the quarter ended June 30, 2008, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $128.8 million, or 2.88%, and represented 62.61% of total average deposits, compared to 59.43% for the 2007 second quarter. Average certificates of deposit (“CDs”) decreased $304.5 million, or 9.99%, compared to the prior year quarter due to the declining interest rate and customer’s preference for liquidity. Average wholesale borrowings increased $430.2 million and as a percentage of total interest-bearing funds equaled 9.07% for the 2008 second quarter and 3.58% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $146.5 million, and as a percentage of total interest bearing funds equaled

16.73% for the 2008 second quarter and 18.59% for the 2007 second quarter. Average interest-bearing liabilities funded 80.83% of average earning assets in the current year quarter and 82.72% during the quarter ended June 30, 2007.
Other Income
     Other (non-interest) income for the quarter ended June 30, 2008, totaled $48.8 million, a decrease of $0.2 million from the $48.9 million earned during the same period one year ago. Other income for the six months ended June 30, 2008 totaled $101.6 million an increase of $3.8 million from the $97.8 million earned during the six months ended June 30, 2007.
     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 35.38%, compared to 36.37% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales. Similarly, other income, net of securities gains, as a percentage of net revenue for the six months ended June 30, 2008 was 36.65%, compared to 36.68% for the same six months one year ago.
     The primary changes in other income for the 2008 second quarter as compared to the second quarter of 2007, were as follows: trust department income was $5.8 million, down 4.46% primarily due to the down turn in the stock market; service charges on deposits were down 6.02% primarily attributable to the drop in rates and a change in customer behavior whereby they are maintaining higher balances to avoid being charged fees; ATM and other service fees decreased $0.4 million, or 13.14% due to new promotional products that do not charge fees; loan sales and servicing income was $1.9 million, a decrease of 1.36%, primarily attributable to the continued disruption in residential real estate markets; investment services and insurance fees increased $0.1 million primarily due to customer preferences for annuity products while exiting the equity markets; and other operating income was up $1.0 million, primarily attributable to fee income generated from a customer interest rate swap program.
     The changes in other income for the six months ended June 30, 2008 compared to June 30, 2007 were similar to the quarterly analysis. The primary changes in other income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, were as follows: trust department income was $11.3 million, down 3.58% primarily due to the down turn in the stock market; service charges on deposits were down 7.63% primarily attributable to the drop in rates and a change in customer behavior whereby they are maintaining higher balances to avoid being charged fees; credit card fees were up $0.5 million attributable to higher balances; ATM and other service fees decreased $0.7 million, or 11.12% due to new promotional products that do not charge fees; loan sales and servicing income was $3.3 million, a decrease of $4.1 million, primarily attributable to the continued disruption in residential real estate markets; investment services and insurance fees increased $.05 million primarily due to customer preferences for annuity products while exiting the equity markets; and other operating income was up $9.7 million, primarily attributable to the $7.9 million gain on the partial redemption of Visa, Inc. shares issued in their recent initial public offering and $1.2 million of new fee revenue generated from a customer interest swap program.

     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2007	2007
Balance at beginning of period	$19,169	$19,354	$19,430	$19,339	$19,366
Addition of mortgage servicing rights	1,165	777	634	737	626
Amortization	(666)	(761)	(710)	(646)	(653)
Changes in valuation allowance	201	(201)	—	—	—

Balance at end of period	$19,869	$19,169	$19,354	$19,430	$19,339

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. There was no valuation allowance at June 30, 2008 and 2007. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at June 30, 2008, December 31, 2007, and June 30, 2007. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $80.6 million for the second quarter 2008 compared to $81.4 million for the same 2007 quarter, a decrease of $0.8 million, or 1.01%. Other expenses totaled $161.8 million for the six months ended June 30, 2008 compared to $162.9 million for the six months ended June 30, 2007, a decrease of $1.1 million, or 0.69%.
     For the three months ended June 30, 2008, decreases in operating costs compared to the second quarter 2007 occurred as follows: professional services fell $1.9 million due in part to the cessation of consulting services necessary to remediate Bank Secrecy Act issues incurred in 2007 which have been completed during the first quarter of 2008; other operating expense increased $1.4 million primarily attributable to increased advertising cost supporting retail promotions. No other changes were material.

     For the six months ended June 30, 2008, changes in operating costs compared to the first six months of 2007 occurred as follows: salaries, wages, pension and employee benefits increased $1.4 million or 1.62% primarily attributable to the normal merit increases which occurred in April 2008; professional services decreased $4.9 million due in part to the cessation of consulting services necessary to remediate Bank Secrecy Act issues; other operating expense increased $3.9 million primarily attributable to a litigation accrual and a loss on a joint equity investment which occurred in the first quarter of 2008 as well as increased advertising cost supporting retail promotions in the second quarter of 2008. No other changes were material.
     The efficiency ratio of 58.38% for second quarter 2008 decreased 195 basis points over the efficiency ratio of 60.33% recorded for the second quarter, 2007. The efficiency ratio for the three months ended June 30, 2008 indicates 58.38 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $12.0 million and $11.9 million for the quarters ended June 30, 2008 and 2007, respectively. The effective federal income tax rate for the second quarter 2008 was 29.20%, compared to 28.53% for the same quarter 2007. For the six months ended June 30, 2008 and 2007, respectively, the effective tax rate was 29.19% and 29.50%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2007 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability was included in the contractual obligations table in the December 31, 2007 Form 10-K. Current liabilities related to FIN 48 for June 30, 2008 are $1.7 million. It is the Corporation’s policy to accrue interest and penalties in accrued taxes and is recognized in the consolidated statements of income and comprehensive income as income taxes. This was also the Corporation’s policy prior to the adoption of FIN 48.

FINANCIAL CONDITION
Investment Securities
     The June 30, 2008 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report. These Securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
Allowance for Loan Losses

	Quarter ended		Year Ended		Quarter ended
	June 30,		December 31,		June 30,
(In thousands)	2008		2007		2007
Allowance for loan losses-beginning of period	$94,411		$91,342		$92,045
Provision for loan losses	14,565		30,835		9,967
Net charge-offs	(10,737)		(27,972)		(7,580)

Allowance for loan losses-end of period	$98,239		$94,205		$94,432

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$7,903		$6,294		$6,746
Provision for credit losses	(593)		1,100		(193)

Balance at end of period	$7,310		$7,394		$6,553

Allowance for credit losses	$105,549		$101,599		$100,985

Annualized net charge-offs as a % of average loans	0.60%		0.40%		0.43%

Allowance for loan losses:
As a percentage of loans outstanding	1.36%		1.35%		1.34%

As a percentage of nonperforming loans	268.52%		299.70%		295.08%

As a multiple of annualized net charge offs	2.27	X	3.37	X	3.11	X

Allowance for credit losses:
As a percentage of loans outstanding	1.46%		1.45%		1.43%

As a percentage of nonperforming loans	288.50%		323.22%		315.56%

As a multiple of annualized net charge offs	2.44	X	3.63	X	3.32	X

     The allowance for credit losses increased $3.2 million from March 31, 2008 to June 30, 2008, and increased $4.6 million from June 30, 2007 to June 30, 2008. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in increased credit quality for consumer loans and decreased credit quality for commercial loans by specific asset and risk categories.

	At June 30, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Reviewed for Impairment Component:
Loan balance	$1,415	$65,993	$—	$—	$—	$—	$—	$67,408
Allowance	801	6,290	—	—	—	—	—	7,091
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	17,586	1,071	5,175					23,832
Grade 1 allowance	27	—	10					40
Grade 2 loan balance	192,852	147,506	4,024					344,382
Grade 2 allowance	828	734	20					1,582
Grade 3 loan balance	596,583	484,890	32,443					1,113,916
Grade 3 allowance	2,360	3,256	152					5,768
Grade 4 loan balance	963,276	1,475,121	26,716					2,465,113
Grade 4 allowance	11,361	22,136	377					33,874
Grade 5 (Special Mention) loan balance	41,747	80,492	1,361					123,600
Grade 5 allowance	1,912	3,850	62					5,824
Grade 6 (Substandard) loan balance	21,203	46,366	1,535					69,104
Grade 6 allowance	2,541	5,617	182					8,340
Grade 7 (Doubtful) loan balance	59	113	—					172
Grade 7 allowance	11	17	—					28
Consumer loans based on payment status:
Current loan balances				1,603,339	694,332	142,110	544,596	2,984,377
Current loans allowance				13,424	4,446	3,565	4,055	25,490
30 days past due loan balance				10,787	2,380	1,595	11,412	26,174
30 days past due allowance				1,270	650	650	575	3,145
60 days past due loan balance				3,377	647	1,208	3,488	8,720
60 days past due allowance				1,211	413	785	587	2,996
90+ days past due loan balance				1,880	370	1,814	10,020	14,084
90+ days past due allowance				1,172	364	1,624	901	4,061

Total loans	$1,834,721	$2,301,552	$71,254	$1,619,383	$697,729	$146,727	$569,516	$7,240,882

Total Allowance for Loan Losses	$19,841	$41,903	$803	$17,077	$5,873	$6,624	$6,118	$98,239

	At December 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$1,869	$14,684	$—	$—	$—	$—	$—	$16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	$2,236,938	$73,733	$1,598,832	$691,922	$153,732	$577,219	$7,001,886

Total Allowance for Loan Losses	$25,509	$34,879	$876	$15,689	$4,875	$6,302	$6,075	$94,205

	At June 30, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$5,182	$11,592	$—	$—	$—	$—	$—	$16,774
Allowance	1,923	1,961	—	—	—	—	—	3,884
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	26,422	201	3,751					30,374
Grade 1 allowance	71	1	12					84
Grade 2 loan balance	209,454	118,195	9,295					336,944
Grade 2 allowance	1,105	549	56					1,710
Grade 3 loan balance	450,814	395,098	30,280					876,192
Grade 3 allowance	2,367	2,770	183					5,320
Grade 4 loan balance	934,386	1,535,885	27,577					2,497,848
Grade 4 allowance	15,961	18,785	565					35,311
Grade 5 (Special Mention) loan balance	56,842	93,186	54					150,082
Grade 5 allowance	3,489	4,129	3					7,621
Grade 6 (Substandard) loan balance	41,334	19,653	83					61,070
Grade 6 allowance	6,051	2,109	11					8,171
Grade 7 (Doubtful) loan balance	559	140	—					699
Grade 7 allowance	160	18	—					178
Consumer loans based on payment status:
Current loan balances			705	1,629,548	709,097	137,341	561,590	3,038,281
Current loans allowance			2	13,340	3,677	3,246	4,326	24,591
30 days past due loan balance			80	8,109	1,598	1,458	10,962	22,207
30 days past due allowance			1	768	295	536	544	2,144
60 days past due loan balance			31	2,759	1,095	816	2,504	7,205
60 days past due allowance			1	769	483	481	405	2,139
90+ days past due loan balance			6	1,374	231	1,547	11,556	14,714
90+ days past due allowance			1	668	170	1,354	1,086	3,279

Total loans	$1,724,993	$2,173,950	$71,862	$1,641,790	$712,021	$141,162	$586,612	$7,052,390

Total Allowance for Loan Losses	$31,127	$30,322	$835	$15,545	$4,625	$5,617	$6,361	$94,432

     Total charge-offs were $14.8 million for the quarter ended June 30, 2008, up $4.2 million, or 39.79%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $31.7 million and accounted for 6.19% of total commercial loans for the 2008 second quarter compared with criticized commercial asset levels of 5.71% at June 30, 2007 reflecting the continued stress in the national housing markets and specifically the homebuilder portfolio. The homebuilder portfolio is examined name-by-name, account-by-account, revalued and rerated frequently. A new appraisal is ordered if the projected velocity and absorption are not being met from the most recent appraisal. Generally, the appraisals are less than 180 days old unless velocity and absorption values are affirmed with current performance. The carrying values are further discounted to reflect current liquidation value. This rigorous valuation and resulting rating adds some volatility to commercial construction asset class but give greater transparency.
     Commercial charge-offs were up $2.5 million over the prior year second quarter primarily concentrated in the residential home construction portfolio. Loans past due 90 days or more accruing interest were down $0.3 million or 2.53% from the linked quarter ended March 31, 2008 and up $0.1 million or 1.12% from the year ago quarter ended June 30, 2007 reflecting stable trends in the retail portfolio.

Loans
     Total loans outstanding at June 30, 2008 were $7.2 billion compared to $7.0 billion at December 31, 2007 and $7.1 billion at June 30, 2007.

	As of	As of	As of
	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007
Commercial loans	$4,136,273	$3,906,448	$3,898,943
Mortgage loans	569,516	577,219	586,612
Installment loans	1,619,383	1,598,832	1,641,790
Home equity loans	697,729	691,922	712,021
Credit card loans	146,727	153,732	141,162
Leases	71,254	73,733	71,862

Total loans	$7,240,882	$7,001,886	$7,052,390

     The commercial loan portfolio for the 2008 second quarter increased by 6.09% over the prior year second quarter, while criticized commercial loans as a percentage of total commercial loans only increased 0.48% over the prior year second quarter, demonstrating prudent loan growth and an improving credit profile. While the Corporation originated $120.5 million of mortgage loans in the second quarter 2008, compared to $83.9 million in same quarter of 2007, and $296.4 million for the full year ended December 31, 2007, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 can be found under the Net Interest Income sub-caption in this report.
     The corporation sold $9.2 million of student loans for a gain of $0.9 million during the six months ended June 30, 2008. In June, 2008, the Corporation transferred $31.7 million of student loans from held-for-sale status to the held-for-maturity loan portfolio within installment loans. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the Corporation’s decision to move them to a held-for-maturity classification. While classified as held-for-sale these loans were valued at the lower of cost or market and were transferred at cost, the lower value. An allowance for loans losses was established at the time of transfer.

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
June 30, 2008
(Dollars in thousands)
Due in one year or less	$1,955,452
Due after one year but within five years	1,765,995
Due after five years	414,826

Totals	$4,136,273

Due after one year with a predetermined fixed interest rate	$932,842
Due after one year with a floating interest rate	1,247,979

Totals	$2,180,821

          The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At June 30, 2008, $604.7 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
     The following table summarizes the Corporation’s nonperforming assets:
Nonperforming Assets

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Nonperforming commercial loans	$26,702	$21,513	$20,877
Other nonaccrual loans:	9,884	9,920	11,125

Total nonperforming loans	36,586	31,433	32,002
Other real estate (“ORE”)	5,053	5,829	5,036

Total nonperforming assets	$41,639	$37,262	$37,038

Loans past due 90 day or more accruing interest	$10,654	$11,702	$10,536

Total nonperforming assets as a percentage of total loans and ORE	0.57%	0.53%	0.52%

     The allowance for credit losses covers nonperforming loans by 288.50% at June 30, 2008 compared to 345.58% at the linked quarter ended March 31, 2008. This decrease is primarily attributable to the increase in nonperforming commercial loans but mitigated by the increase in the allowance for credit losses. The allowance for credit losses covered nonperforming loans by 315.56% at June 30, 2007. During the second quarter of 2007, $26.7 million of nonperforming commercial loans were sold which was the primary factor in the reduction in the coverage ratio. See Note 1 (Summary of

Significant Accounting Policies) of the 2007 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2008	2008	2007	2007	2007
Nonaccrual commercial loans beginning of period	$19,777	$21,513	$20,165	$20,877	$17,049

Credit Actions:
New	15,710	2,390	7,523	8,632	7,579
Loan and lease losses	(944)	(2,023)	(2,701)	(3,033)	(890)
Charged down	(2,794)	(1,429)	(267)	(3,310)	(1,055)
Return to accruing status	(3,301)	(20)	(1,118)	(1,923)	(131)
Payments and tranfers to ORE	(1,746)	(654)	(2,089)	(1,078)	(1,675)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$26,702	$19,777	$21,513	$20,165	$20,877

     Nonaccrual commercial loans have increased $6.9 million from the first quarter of 2008 and increased $5.8 million from the second quarter of 2007. The increase in new nonaccrual commercial loans is primarily attributable to the more rigorous analysis of the residential real estate construction portfolio discussed earlier in this section.
     Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2008		December 31, 2007		June 30, 2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,518,841	—	$1,408,726	—	$1,408,827	—
Interest-bearing DDA	709,922	0.33%	733,410	0.93%	763,907	0.99%
Savings and money market accounts	2,366,296	1.10%	2,266,070	2.39%	2,293,567	2.45%
CDs and other time deposits	2,744,447	3.90%	3,045,715	4.81%	3,048,904	4.83%

Total customer deposits	7,339,506	1.85%	7,453,921	2.78%	7,515,205	2.81%
Securities sold under agreements to repurchase	1,312,436	2.55%	1,471,785	4.84%	1,458,982	4.95%
Wholesale borrowings	711,132	3.53%	326,460	6.31%	280,914	6.62%

Total funds	$9,363,074		$9,252,166		$9,255,101

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2008 second quarter, up $56.0 million, or 2.58%, from the first quarter 2008. Savings deposits, including money market savings accounts, averaged $2.4 billion, $72.2 million or 3.17% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” increased $128.8 million, or 2.88%, and represented 62.61% of total average deposits for the second quarter 2008, compared to 59.43% last year. The increase was attributable to strategic retail market campaigns for core deposits within the Corporation’s regional banking areas.
     During the 2008 second quarter, the weighted-average yield paid on interest-bearing core deposits at 0.92% was 115 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.7 billion for the second quarter, down 9.99% from the same quarter last year. Average rates paid on CDs dropped 96 basis points from 4.49% in the 2008 first quarter to 3.53% in the second quarter of 2008. On a percentage basis, average CDs were 34.99% and 38.86%, respectively, of total interest-bearing funds for the June 30, 2008 and 2007 quarters.
     Securities sold under agreements to repurchase decreased to 16.73% of interest-bearing funds during the three months ended June 30, 2008 from 18.59% for the June 30, 2007 quarter. Interest-bearing liabilities funded 80.83% of average earning assets during the quarter ended June 30, 2008 and 82.72% during the quarter ended June 30, 2007. Wholesale funds increased to 9.07% of interest-bearing funds during the second quarter 2008 from 3.58% in the year ago quarter. In summary, the increase in average core deposits and wholesale funding during the quarter compared to the same period in 2007 was partially offset by the decrease in higher rate certificates of deposits. The funding mix from higher priced CDs towards less expensive core deposits and wholesale borrowings has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2008:

Maturing in:	Amount
(In thousands)
Under 3 months	$380,339
3 to 6 months	163,928
6 to 12 months	104,541
Over 1 year through 3 years	76,125
Over 3 years	4,450

$729,383

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2008 and 2007:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2008 (a)	—	(0.10%)	0.34%	0.54%
June 30, 2007	(1.83)	(0.45%)	0.15%	0.05%

(a)	Due to current rate environment and the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00% make modeling of -200 bps nonmeaningful.
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
          The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2008 and 2007:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
June 30, 2008 (a)	—	(3.14%)	(0.19%)	(1.52%)
June 30, 2007	(8.56%)	(2.46%)	(0.30%)	(1.94%)

(a)	Due to the current rate environment, the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00%, make modeling of -200 bp nonmeaningful.

Capital Resources
          Shareholders’ equity at June 30, 2008 totaled $924.4 million compared to $917.0 million at December 31, 2007 and $862.3 million at June 30, 2007.
          The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
	2008		2007		2007
	(Dollars in thousands)
Consolidated
Total equity	$924,429	8.75%	$916,977	8.82%	$862,265	8.27%
Common equity	924,429	8.75%	916,977	8.82%	862,265	8.27%
Tangible common equity (a)	783,607	7.52%	775,755	7.56%	720,598	7.00%
Tier 1 capital (b)	854,504	10.33%	840,290	10.37%	824,121	10.12%
Total risk-based capital (c)	987,931	11.94%	1,001,539	12.36%	986,341	12.12%
Leverage (d)	854,504	8.23%	840,290	8.24%	824,121	8.07%

Bank Only
Total equity	$767,734	7.28%	$737,395	7.10%	$720,421	6.91%
Common equity	767,734	7.28%	737,395	7.10%	720,421	6.91%
Tangible common equity (a)	626,912	6.02%	596,173	5.82%	578,754	5.63%
Tier 1 capital (b)	782,982	9.49%	746,083	9.23%	770,146	9.47%
Total risk-based capital (c)	912,766	11.06%	903,894	11.18%	929,321	11.43%
Leverage (d)	782,982	7.55%	746,083	7.33%	770,146	7.55%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
          The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At June 30, 2008, the Corporation’s risk-based capital equaled 11.94% of risk-adjusted assets, exceeding minimum guidelines.
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
          The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $715.9 million at June 30, 2008.
          Funding Trends for the Quarter - During the three months ended June 30, 2008, total average deposits increased $9.4 million from the previous quarter and $92.6 million of lower rate wholesale borrowings were drawn down.
          Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. During the quarter ended June 30, 2008, FirstMerit Bank paid $24.0 million in dividends to FirstMerit Corporation. As of June 30, 2008, FirstMerit Bank had an additional $54.1 million available to pay dividends without regulatory approval.
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
Critical Accounting Policies
          The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights, derivative instruments and hedging activities, pension and postretirement benefits and fair value of financial instruments are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses), as described in the 2007 Form 10-K, provide detail with regard to the Corporation’s methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained within Note 1, as well as in Note 11 (Federal Income Taxes) as described in the 2007 Form 10-K. Accounting for mortgage servicing rights was also discussed in the 2007 Form 10-K in Note 1 and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity). Derivative instruments and hedging activities are described more fully in Note 8 (Accounting for Derivatives) in these consolidated financial statements, as well as Note 1, Note 16 (Fair Value Disclosure of Financial Instruments), and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) of the 2007 Form 10-K. A description of the plans and the assumptions used to estimate the liabilities for pension and postretirement benefits is described in Note 12 (Benefit Plans) to the 2007 Form 10-K as well as Note 9 (Benefit Plans) in the consolidated financial statements included in this report. Disclosures related to fair value of financial instruments is contained in Note 10 (Financial Instruments Measured at Fair Value) in the consolidated financial statements included in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2008 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of March 31, 2008				396,272

April 1, 2008 - April 30, 2008	30,331	$20.95	—	396,272
May 1, 2008 -May 31, 2008	1,811	23.99	—	396,272
June 1, 2008 - June 30, 2008	2,238	21.71	—	396,272

Balance as of June 30, 2008:	34,380	$21.16	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	34,380 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
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
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit
Number
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed by the registrant on August 3, 2007)

3.2	Second Amended and Restated Code of Regulations, as amended, of FirstMerit Corporation (incorporated by reference from Exhibit 3.2 to the Form 10-Q filed by the registrant on May 2, 2008)

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

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

August 4, 2008