Form 10-Q
period 2008-09-30
FIRSTMERIT CORP /OH/
filed 2008-11-04
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 0-10161
FIRSTMERIT CORPORATION
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of	34-1339938 (IRS Employer Identification
incorporation or organization)	Number)
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
YES ☐      NO ☑

     As of October 31, 2008, 80,974,045 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2007, which is derived from the	September 30,	December 31,	September 30,
audited financial statements)	2008	2007	2007
ASSETS
Cash and due from banks	$186,087	$207,335	$193,721
Investment securities (at fair value) and federal funds sold	2,450,233	2,460,453	2,499,406
Loans held for sale	9,126	47,341	49,746
Loans:
Commercial loans	4,273,065	3,906,448	3,887,985
Mortgage loans	559,276	577,219	579,954
Installment loans	1,613,481	1,598,832	1,633,231
Home equity loans	717,887	691,922	701,565
Credit card loans	148,179	153,732	142,986
Leases	69,704	73,733	68,668

Total loans	7,381,592	7,001,886	7,014,389
Less allowance for loan losses	(102,007)	(94,205)	(93,811)

Net loans	7,279,585	6,907,681	6,920,578
Premises and equipment, net	128,570	130,469	132,821
Goodwill	139,245	139,245	139,245
Intangible assets	1,490	1,977	2,198
Accrued interest receivable and other assets	490,509	506,165	470,050

Total assets	$10,684,845	$10,400,666	$10,407,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,540,523	$1,482,480	1,413,167
Demand-interest bearing	663,924	727,966	703,045
Savings and money market accounts	2,386,453	2,295,147	2,207,356
Certificates and other time deposits	2,839,656	2,826,146	3,084,728

Total deposits	7,430,556	7,331,739	7,408,296

Securities sold under agreements to repurchase	1,244,200	1,256,080	1,531,215
Wholesale borrowings	898,720	705,121	403,438
Accrued taxes, expenses, and other liabilities	185,291	190,749	179,939

Total liabilities	9,758,767	9,483,689	9,522,888

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at September 30, 2008, December 31, 2007 and September 30, 2007	127,937	127,937	127,937
Capital surplus	93,387	100,028	99,727
Accumulated other comprehensive loss	(59,190)	(43,085)	(66,352)
Retained earnings	1,047,781	1,027,775	1,019,656
Treasury stock, at cost, 11,052,155, 11,543,882 and 11,559,284 shares at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	(283,837)	(295,678)	(296,091)

Total shareholders’ equity	926,078	916,977	884,877

Total liabilities and shareholders’ equity	$10,684,845	$10,400,666	$10,407,765

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Nine months ended
(Unaudited)	September 30,		September 30,
(In thousands except per share data)	2008	2007	2008	2007
Interest income:
Interest and fees on loans, including held for sale	$107,927	$133,860	$330,731	$396,025
Interest and dividends on investment securities and federal funds sold	29,223	28,771	87,714	83,000

Total interest income	137,150	162,631	418,445	479,025

Interest expense:
Interest on deposits:
Demand-interest bearing	589	1,677	2,144	5,472
Savings and money market accounts	6,932	13,501	23,075	41,499
Certificates and other time deposits	23,463	38,464	82,037	111,269
Interest on securities sold under agreements to repurchase	8,244	19,514	28,105	54,304
Interest on wholesale borrowings	6,801	4,321	20,133	15,096

Total interest expense	46,029	77,477	155,494	227,640

Net interest income	91,121	85,154	262,951	251,385
Provision for loan losses	15,531	7,324	41,617	21,501

Net interest income after provision for loan losses	75,590	77,830	221,334	229,884

Other income:
Trust department income	5,562	5,657	16,836	17,349
Service charges on deposits	16,648	17,003	47,412	50,307
Credit card fees	12,084	11,679	35,387	34,490
ATM and other service fees	2,717	3,306	8,281	9,566
Bank owned life insurance income	3,139	3,735	9,557	10,193
Investment services and insurance	2,899	3,007	8,554	8,120
Investment securities gains, net	—	—	571	1
Loan sales and servicing income	1,370	1,411	4,646	8,760
Gain on Visa Inc. redemption	—	—	7,898	—
Other operating income	2,610	3,326	9,499	8,144

Total other income	47,029	49,124	148,641	146,930

Other expenses:
Salaries, wages, pension and employee benefits	45,043	41,332	132,472	127,370
Net occupancy expense	5,741	6,188	18,699	19,395
Equipment expense	5,962	6,389	17,998	19,162
Stationery, supplies and postage	2,347	2,463	6,914	7,048
Bankcard, loan processing and other costs	7,497	7,222	22,097	22,299
Professional services	3,966	2,923	8,434	12,277
Amortization of intangibles	86	222	486	667
Other operating expense	9,967	17,291	35,293	38,713

Total other expenses	80,609	84,030	242,393	246,931

Income before federal income tax expense	42,010	42,924	127,582	129,883
Federal income tax expense	12,257	12,662	37,233	38,315

Net income	$29,753	$30,262	$90,349	$91,568

Other comprehensive income, net of taxes
Unrealized securities’ holding (loss) gain, net of taxes	$(8,978)	$16,383	$(19,488)	$11,445
Unrealized hedging gain (loss), net of taxes	347	(1,537)	1,133	(909)
Minimum pension liability adjustment, net of taxes	875	875	2,621	2,621
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	—	—	371	1
Total other comprehensive (loss) gain, net of taxes	(7,756)	15,721	(16,105)	13,156

Comprehensive income	$21,997	$45,983	$74,244	$104,724

Net income applicable to common shares	$29,753	$30,262	$90,349	$91,568

Net income used in diluted EPS calculation	$29,753	$30,266	$90,354	$91,580

Weighted average number of common shares outstanding — basic	80,869	80,467	80,794	80,337

Weighted average number of common shares outstanding — diluted	80,896	80,561	80,841	80,483

Basic earnings per share	$0.37	$0.38	$1.12	$1.14

Diluted earnings per share	$0.37	$0.38	$1.12	$1.14

Dividend per share	$0.29	$0.29	$0.87	$0.87

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended
(Unaudited)	September 30,
(In thousands)	2008	2007
Operating Activities
Net income	$90,349	$91,568
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	41,617	21,501
Provision for depreciation and amortization	13,835	11,527
Amortization of investment securities premiums, net	799	554
Accretion of income for lease financing	(3,047)	(3,209)
Gains on sales and calls of investment securities, net	(571)	(1)
Decrease in interest receivable	5,673	156
(Decrease) increase in interest payable	(12,730)	2,785
Increase in employee pension liability	19,664	2,918
Increase in bank owned life insurance	(9,557)	(9,029)
Originations of loans held for sale	(232,501)	(189,492)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	238,207	183,855
Losses on sales of loans, net	830	515
Amortization of intangible assets	486	667
Other (decreases) increases	(8,270)	6,283

NET CASH PROVIDED BY OPERATING ACTIVITIES	144,784	120,598
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	77,985	2
Available-for-sale — maturities	450,538	538,284
Purchases of available-for-sale investment securities	(516,606)	(617,443)
Net increase in loans and leases, excluding sales	(377,609)	(93,521)
Purchases of premises and equipment	(12,052)	(5,450)
Sales of premises and equipment	116	325

NET CASH USED IN INVESTING ACTIVITIES	(377,628)	(177,803)
Financing Activities
Net decrease in demand accounts	(5,999)	(138,456)
Net increase (decrease) in savings and money market accounts	91,306	(60,330)
Net increase in certificates and other time deposits	13,510	108,161
Net (decrease) increase in securities sold under agreements to repurchase	(11,880)	269,394
Net increase (decrease) in wholesale borrowings	193,599	(60,789)
Cash dividends — common	(70,343)	(69,991)
Purchase of treasury shares	(687)	(236)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,090	2,969

NET CASH PROVIDED BY FINANCING ACTIVITIES	211,596	50,722

Decrease in cash and cash equivalents	(21,248)	(6,483)
Cash and cash equivalents at beginning of period	207,335	200,204

Cash and cash equivalents at end of period	$186,087	$193,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$78,909	$125,125

Federal income taxes	$38,652	$33,670

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008 (Unaudited) (Dollars in thousands except per share data)
1. Company Organization and Financial Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of September 30, 2008 and 2007 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2007.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Recent Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If a company elects to apply the provision of SFAS 159 to eligible items existing at that date, the effect of the remeasurement to fair value will be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application is not permitted. On August 1, 2008, the Corporation elected to adopt the fair value option prospectively for residential mortgage loans held for sale. The details of this election are described in Footnote 10, “Financial Instruments Measured at Fair Value.”
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

     During March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.
     During May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Corporation’s current accounting practices; therefore, it will not have a material impact on the Corporation’s consolidated financial condition or results of operations.
     During June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. We do not expect the adoption of FSP EITF 03-6-1 to have a material effect on our consolidated results of operations or earning per share.
     On October 10, 2008 the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on our consolidated statements of financial position, consolidated statement of operations, and our disclosures.

3. Investment Securities — All investment securities of the Corporation are classified as available-for-sale. The available-for-sale classification provides the Corporation with more flexibility to respond, through the portfolio, to changes in market interest rates, or to increases in loan demand or deposit withdrawals.
     The components of investment securities are as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$374,704	$1,419	$(3,550)	$372,573
Obligations of state and political subdivisions	316,789	566	(18,135)	299,220
Mortgage-backed securities	1,588,238	7,077	(11,179)	1,584,136
Other securities	214,379	—	(20,075)	194,304

	$2,494,110	$9,062	$(52,939)	$2,450,233

	Book Value	Fair Value
Due in one year or less	$37,854	$37,763
Due after one year through five years	1,761,106	1,756,179
Due after five years through ten years	380,082	379,073
Due after ten years	315,068	277,218

	$2,494,110	$2,450,233

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$452,671	$1,151	$(3,700)	$450,122
Obligations of state and political subdivisions	279,312	1,969	(677)	280,604
Mortgage-backed securities	1,514,081	7,033	(12,999)	1,508,115
Other securities	227,213	—	(6,101)	221,112

	$2,473,277	$10,153	$(23,477)	$2,459,953

	Amortized	Fair
	Cost	Value
Due in one year or less	$165,922	$165,523
Due after one year through five years	1,394,916	1,383,145
Due after five years through ten years	618,797	622,626
Due after ten years	293,642	288,659

	$2,473,277	$2,459,953

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$630,588	$1,460	$(6,275)	$625,773
Obligations of state and political subdivisions	273,337	1,492	(966)	273,863
Mortgage-backed securities	1,393,317	1,952	(24,976)	1,370,293
Other securities	231,706	2,406	(4,635)	229,477

	$2,528,948	$7,310	$(36,852)	$2,499,406

	Book Value	Fair Value
Due in one year or less	$159,239	$158,459
Due after one year through five years	1,639,721	1,612,459
Due after five years through ten years	437,431	437,572
Due after ten years	292,557	290,916

	$2,528,948	$2,499,406

     Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties. Securities with remaining maturities over five years primarily consist of mortgage and asset backed securities.
     The carrying amount of investment securities pledged to secure trust and public deposits, and for purposes required or permitted by law, amounted to approximately $2.0 billion at September 30, 2008, $1.7 billion at December 31, 2007 and $2.0 billion at September 30, 2007.

     At September 30, 2008, December 31, 2007 and September 30, 2007, the Corporation’s investment in Federal Reserve Bank (“FRB”) common stock was $8.8 million, $8.8 million and $8.7 million, respectively. At September 30, 2008, December 31, 2007 and September 30, 2007 the Corporation’s investment in Federal Home Loan Bank (“FHLB”) stock amounted to $119.1 million, $114.5 million and $114.5 million, respectively. FRB and FHLB stock are included in other securities in the preceding table. FRB and FHLB stock are classified as a restricted investment, carried at cost, and their value is determined by the ultimate recoverability of par value.
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

	At September 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$248,152	(3,550)	$—	—	$248,152	(3,550)
Obligations of states and political subdivisions	236,903	(18,135)	—	—	236,903	(18,135)
Mortgage-backed securities	744,044	(10,421)	49,200	(758)	793,244	(11,179)
Other securities	19,300	(7,430)	43,085	(12,645)	62,385	(20,075)

Total temporarily impaired securities	$1,248,399	(39,536)	$92,285	(13,403)	$1,340,684	(52,939)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$47,944	(290)	$292,243	(3,409)	$340,187	(3,699)
Obligations of states and political subdivisions	97,165	(556)	13,860	(122)	111,025	(678)
Mortgage-backed securities	126,296	(406)	733,201	(12,593)	859,497	(12,999)
Other securities	33,750	(2,728)	44,954	(3,373)	78,704	(6,101)

Total temporarily impaired securities	$305,155	(3,980)	$1,084,258	(19,497)	$1,389,413	(23,477)

	At September 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$40,546	$(252)	$446,622	$(6,023)	$487,168	$(6,275)
Obligations of states and political subdivisions	117,616	(942)	1,729	(24)	119,345	(966)
Mortgage-backed securities	235,735	(1,317)	842,173	(23,659)	1,077,908	(24,976)
Other securities	38,479	(1,879)	51,120	(2,756)	89,599	(4,635)

Total temporarily impaired securities	$432,376	$(4,390)	$1,341,644	$(32,462)	$1,774,020	$(36,852)

     The Corporation’s investment portfolio is comprised of AAA government agency mortgage backed securities, municipal securities (58% are rated A; 40% are rated AA; 2% are rated AAA without underlying insurance coverage) and a small portfolio of single issuer, investment grade bank trust preferred securities with stated maturities. The unrealized losses within each investment category have occurred as a result of changes in interest rates. The substantial portion of securities that have unrealized losses are either government securities, issued by government-backed agencies or privately issued securities with high investment grade credit ratings. In general, the issuers of the investment securities do not have the contractual ability to pay them off at less than par at maturity or any earlier call date. As of the reporting date, the Corporation expects to receive all contractual principal and interest related to these securities.

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
     The activity within the ALL for the three and nine months ended September 30, 2008 and 2007, and the full year ended December 31, 2007 is shown in the following table:
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the 2007 Form 10-K more fully describe the components of the allowance for loan loss model.

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended	Year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2008	2007	2008	2007	2007
Allowance for loan losses-beginning of period	$98,239	$94,432	$94,205	$91,342	$91,342
Loans charged off:
Commercial	3,556	3,227	10,727	4,887	7,856
Mortgage	1,162	1,510	3,671	4,068	5,026
Installment	5,840	4,531	17,464	13,598	18,343
Home equity	1,154	1,095	3,446	3,393	4,151
Credit cards	2,522	1,969	7,315	6,393	8,497
Leases	20	15	20	41	41
Overdrafts	703	—	1,813	—	234

Total charge-offs	14,957	12,347	44,456	32,380	44,148

Recoveries:
Commercial	232	1,105	1,986	3,994	4,351
Mortgage	2	—	41	8	44
Installment	1,757	2,110	5,598	6,316	8,021
Home equity	484	519	726	1,083	1,265
Credit cards	439	504	1,455	1,452	1,842
Manufactured housing	44	82	170	252	323
Leases	28	82	97	243	286
Overdrafts	208	—	568	—	44

Total recoveries	3,194	4,402	10,641	13,348	16,176

Net charge-offs	11,763	7,945	33,815	19,032	27,972
Provision for loan losses	15,531	7,324	41,617	21,501	30,835

Allowance for loan losses-end of period	$102,007	$93,811	$102,007	$93,811	$94,205

     5. Goodwill and Intangible Assets — The following table summarizes goodwill and intangible assets:

	At September 30, 2008			At December 31, 2007			At September 30, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets:
Deposit base intangible assets	$10,137	8,646	$1,491	$10,137	8,160	$1,977	$10,137	7,939	$2,198

Unamortizable intangible assets:
Goodwill	$139,245		$139,245	$139,245		$139,245	$139,245		$139,245

     Amortization expense for intangible assets was $0.09 million and $0.22 million for the quarters ended September 30, 2008 and 2007, respectively. The following table shows the estimated future amortization expense for deposit base intangible assets based on existing asset balances at September 30, 2008:
     For the years ended:

December 31, 2008	$573
December 31, 2009	347
December 31, 2010	347
December 31, 2011 and beyond	224

$1,491

     During the fourth quarter of 2007, the Corporation conducted its annual impairment testing as required by SFAS No. 142 “Goodwill and Other Intangible Assets,” and concluded that goodwill was not impaired.

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
BASIC EPS:
Net income applicable to common shares	$29,753	$30,262	$90,349	$91,568

Average common shares outstanding	80,869	80,467	80,794	80,337

Net income per share — basic	$0.37	$0.38	$1.12	$1.14

DILUTED EPS:

Net income available to common shares	$29,753	$30,262	$90,349	$91,568
Add: interest expense on convertible bonds	—	4	5	12

	$29,753	$30,266	$90,354	$91,580

Avg common shares outstanding	80,869	80,467	80,794	80,337
Add: Equivalents from stock options and restricted stock	27	52	28	102
Add: Equivalents-convertible bonds	—	42	19	44

Average common shares and equivalents outstanding	80,896	80,561	80,841	80,483

Net income per common share — diluted	$0.37	$0.38	$1.12	$1.14

     For the quarters ended September 30, 2008 and 2007 options to purchase 6.3 million and 6.4 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the quarter and nine-month periods ended September 30, 2008 and 2007, and the full year ended December 31, 2007:

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2008	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$37,300	$112,702	$47,821	$145,047	$4,076	$12,428	$1,924	$(7,226)	$91,121	$262,951
Provision for loan losses	5,568	11,290	9,050	27,570	(346)	449	1,259	2,308	15,531	41,617
Other income	9,828	29,731	25,604	83,311	8,774	26,309	2,823	9,290	47,029	148,641
Other expenses	20,822	63,623	47,372	142,663	9,015	27,291	3,400	8,816	80,609	242,393
Net income	13,480	43,888	11,052	37,781	2,718	7,147	2,503	1,533	29,753	90,349
AVERAGES :
Assets	$4,078,196	$3,960,748	$2,939,722	$2,933,815	$302,827	$311,318	$3,248,751	$3,283,003	$10,569,496	$10,488,884
Loans	4,105,118	3,987,461	2,823,093	2,793,638	297,180	306,630	56,942	61,722	7,282,333	7,149,451
Earnings assets	4,138,684	4,022,060	2,842,604	2,837,013	297,180	306,630	2,477,344	2,514,989	9,755,812	9,680,692
Deposits	1,999,064	1,901,570	4,519,765	4,629,987	446,015	446,603	361,520	353,809	7,326,364	7,331,969
Economic capital	244,676	236,735	190,588	193,934	42,396	42,688	451,835	464,848	929,495	938,205

	Commercial	Retail	Wealth	Other	Consolidated
December 31, 2007	YTD	YTD	YTD	YTD	YTD
OPERATIONS:
Net interest income	$151,490	$193,231	$17,917	$(25,092)	$337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
AVERAGES:
Assets	$3,742,894	$2,998,057	$340,716	$3,237,121	$10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic capital	243,845	191,899	47,237	392,545	875,526

	Commercial		Retail		Wealth		Other		FirstMerit Consolidated
September 30, 2007	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$38,466	$112,985	$48,217	$144,460	$4,479	$13,414	$(6,008)	$(19,474)	$85,154	$251,385
Provision for loan losses	(277)	4,919	5,492	14,529	309	2,060	1,800	(7)	7,324	21,501
Other income	9,333	31,716	27,035	78,433	8,929	26,436	3,827	10,345	49,124	146,930
Other expenses	18,569	59,352	48,664	143,964	8,956	27,021	7,841	16,594	84,030	246,931
Net income	19,179	52,278	13,712	41,859	2,693	6,999	(5,322)	(9,568)	30,262	91,568
AVERAGES :
Assets	$3,776,936	$3,741,925	$3,000,618	$3,006,717	$340,311	$342,835	$3,242,874	$3,229,778	$10,360,739	$10,321,255
Loans	3,806,630	3,758,090	2,841,624	2,849,200	338,513	341,648	25,009	29,240	7,011,776	6,978,178
Earnings assets	3,835,118	3,799,672	2,893,374	2,899,278	338,511	341,735	2,446,227	2,438,532	9,513,230	9,479,217
Deposits	1,936,666	1,908,037	4,698,832	4,756,332	428,063	434,369	416,399	393,632	7,479,960	7,492,370
Economic Capital	241,421	245,902	188,464	191,779	47,047	47,566	398,788	382,159	875,720	867,406
8. Accounting for Derivatives — The Corporation follows the provisions of SFAS 133, as amended by SFAS 149 and SFAS 155 in accounting for its derivative activities.
     At September 30, 2008 the Corporation had various interest rate swaps in place that were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program that was initiated during the first quarter of 2003 and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans to a variable interest rate basis. Most of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no ongoing assessment of hedge effectiveness is required.

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
     Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. The Corporation maintains a risk management program to protect and manage interest-rate risk and pricing associated with its mortgage commitment pipeline. The Corporation’s mortgage commitment pipeline included interest-rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. During the term of the IRLCs, the Corporation is exposed to interest-rate risk, in that the value of the IRLCs may change significantly before the loans close. To mitigate this interest-rate risk, the Corporation enters into various derivatives by selling loans forward to investors using forward commitments. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded in current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded in current earnings. During the first and second quarter of 2008, the Corporation utilized a SFAS 133 hedging program for its mortgage loan warehouse to gain protection for the changes in fair value of the mortgage loan warehouse and the forward commitments. As such, both the mortgage loan warehouse and the forward commitments are accounted for utilizing the long-haul method of accounting and any hedge ineffectiveness is reported in other operating expense. On August 1, 2008, the Corporation adopted SFAS 159 and valued the warehouse and forward commitments at fair value and terminated the hedging program.
     During the first and third quarter of 2008, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its MSRs. The gains and losses on these securities were recorded in other income in the consolidated statements of income and comprehensive income. The Corporation did not enter into any TBA Securities contracts during the second quarter of 2008.

9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The net periodic benefit cost is based on estimated values provided by outside actuaries. The components of net periodic benefit cost are as follows:

	Pension Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Components of Net Periodic Pension Cost Service Cost	$1,355	$1,866	$4,064	$5,599
Interest Cost	2,580	2,414	7,739	7,241
Expected return on assets	(2,923)	(2,796)	(8,770)	(8,388)
Amortization of unrecognized prior service costs	40	41	120	123
Cumulative net loss	992	1,337	2,978	4,010

Net periodic pension cost	$2,044	$2,862	$6,131	$8,585

	Postretirement Benefits
			Nine	Nine
	Quarter ended	Quarter ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Components of Net Periodic Postretirement Cost
Service Cost	$249	$222	$746	$667
Interest Cost	443	434	1,329	1,302
Amortization of unrecognized prior service costs	(136)	(135)	(406)	(406)
Cumulative net loss	71	102	211	305

Net periodic postretirement cost	$627	$623	$1,880	$1,868

     The Corporation is not required and does not anticipate making a contribution to the defined benefit pension plan during 2008.
     On May 18, 2006, the Corporation’s Board of Directors approved freezing the current defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. Participants vested in the current pension plan as of December 31, 2006 will remain participants in the existing pension plan. A new defined contribution plan was also approved for non-vested employees and new hires as of January 1, 2007. These plan amendments qualified as a curtailment of the defined benefit pension plan, the impact of which was a $1.4 million gain that was recognized by a direct reduction of the plan’s cumulative net loss with no impact on 2006 year end earnings. During the quarter and nine months ended September 30, 2008, $0.4 million and $1.3 million, respectively, were expensed relating to the defined contribution plan. During the quarter and nine months ended September 30, 2007, $0.3 million and $1.0 million, respectively, were expensed relating to the defined contribution plan.

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

     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
September 30, 2008	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$2,657	$2,239,326	$41,305	$2,283,288
Residential mortgage loans held for sale	—	8,920	—	8,920
Derivative assets	—	4,617	—	4,617

Total assets at fair value on a recurring basis	$2,657	$2,252,863	$41,305	$2,296,825

Derivative liabilities	—	22,682	—	22,682

Total liabilities at fair value on a recurring basis	$—	$22,682	$—	$22,682

     The Corporation uses a third party pricing service to determine the fair value of the investment portfolio. Some debt securities are valued with consensus pricing (i.e. information obtained by polling dealers for indication of mid-market prices for a particular asset class). The non-binding nature of consensus pricing generally results in a classification as Level 3 information.
     The Corporation’s derivative assets are typically secured either through securities with financial counterparties or cross collateralization with our borrowing customers. The Corporation does not enter into derivatives with non-borrowing customers. Any material adjustment to these asset valuations is likely to arise from customers who are defaulting on their underlying loan obligations. The derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or in the case of our borrowing customers by the right of setoff. Consequently any valuation adjustment to these liabilities is unlikely to have a material impact on the results of operations.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	realized/unrealized	issuances and		quarter ended	included in current
Quarter ended September 30, 2008	July 1, 2008	gains/(losses)	settlements, net	Transfers	September 30, 2008	period earnings
Available-for-sale securities	$47,458	$(6,153)	$—	$—	$41,305	$—

     There were no reclassifications during the quarter ended September 30, 2008.

Total changes
		Total	Purchases, sales		Fair Value	in fair values
	Fair Value	realized/unrealized	issuances and		nine months ended	included in current
Nine months ended September 30, 2008	January 1, 2008	gains/(losses)	settlements, net	Transfers	September 30, 2008	period earnings
Available-for-sale securities	$72,336	$(13,998)	$29,555	$(46,588)	$41,305	$293

          $46.6 million of MBS securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized during the quarter ended June 30, 2008. $0.3 million of gains on the sale of investment securities, classified as Level 3 on January 1, 2008, were recorded in investment securities gains in the consolidated statements of income and comprehensive income. The Corporation did not adopt the fair value provision of SFAS 159 for any investment securities so all unrealized gains and losses were recorded in other comprehensive income in the statement of income and comprehensive income.
     Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
September 30, 2008	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$23,198	$23,198
Impaired and nonaccrual loans	—	38,573	—	38,573
Other property (1)	—	6,185	—	6,185

Total assets at fair value on a nonrecurring basis	$—	$44,758	$23,198	$67,956

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
     The changes in Level 3 assets and liabilities measured at fair value on a nonrecurring basis are summarized follows:

Total changes
		Total	Purchases, sales	Fair Value	in fair values
	Fair Value	realized/unrealized	issuances and	quarter ended	included in current
Quarter ended September 30, 2008	July 1, 2008	gains/(losses)	settlements, net	September 30, 2008	period earnings
Mortgage servicing rights	$23,552	$(991)	$637	$23,198	$(6)

Total changes
		Total	Purchases, sales	Fair Value	in fair values
	Fair Value	realized/unrealized	issuances and	nine months ended	included in current
Nine months ended September 30, 2008	January 1, 2008	gains/(losses)	settlements, net	September 30, 2008	period earnings
Mortgage servicing rights	$19,354	$1,265	$2,579	$23,198	$509

$0.01 million and $0.5 million was recorded in loan sales and servicing income in the consolidated statements of income and comprehensive income for the quarter and nine months ended September 30, 2008, respectively.
     Level 3 assets (including assets measured at the lower of cost or fair value) were 0.57% of total Corporation assets at September 30, 2008.
Financial instruments recorded using SFAS 159
     Under SFAS 159, the Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
     Additionally, the transaction provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Company did not elect the fair value option for any existing position at January 1, 2008.
     Effective August 1, 2008, the Corporation elected the fair value option under SFAS 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. These loans are intended for sale and were hedged with derivative instruments. The Corporation elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplification. The fair value option was not elected for loans held for investment. This election was effective for applicable loans originated subsequent to August 1, 2008. Prior to this, these residential mortgage loans had been recorded at the lower of cost or market value.
     The following table reflects the differences between the fair value carrying amount of residential mortgages held for sale measured at fair value under SFAS 159 and the aggregate unpaid principal amount we are contractually entitled to receive at maturity:

	Aggregate		Contractual
September 30, 2008	Fair Value	Difference	Principal
Residential mortgage loans held for sale	$8,920	$6	$8,914

     The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings.

The changes in fair value included in current period earnings for residential loans held for sale measured at fair value are shown by income statement line item, below:

		Total changes
	Other	in fair values
	Gains and	included in current
Quarter ended September 30, 2008	(Losses)	period earnings

Loan sales and servicing income	6	6
Other operating income	13	13

	$19	$19

     The balance of these residential mortgage loans held for sale was $8.9 million as of September 30, 2008. The aggregate fair value exceeded the unpaid principal balances by $6.0 thousand as of September 30, 2008. None of these loans were 90 days or more past due, nor were any on nonaccrual status.
11.	Contingencies — The nature of the Corporation’s business results in a certain amount of litigation. Accordingly, the Corporation and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, is of the opinion that the ultimate liability of such pending matters will not have a material effect on the Corporation’s financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Three months ended			Year ended			Three months ended
SUBSIDIARIES	September 30, 2008			December 31, 2007			September 30, 2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$171,370			$178,164			$180,426
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,943,589	23,374	4.78%	1,955,049	85,544	4.38%	1,949,851	22,011	4.48%
Obligations of states and political subdivisions (tax exempt)	301,688	4,575	6.03%	255,461	15,595	6.10%	265,608	4,079	6.09%
Other securities and federal funds sold	216,154	2,780	5.12%	244,749	17,127	7.00%	240,318	4,078	6.73%

Total investment securities and federal funds sold	2,461,431	30,729	4.97%	2,455,259	118,266	4.82%	2,455,777	30,168	4.87%

Loans held for sale	12,048	178	5.88%	56,036	3,050	5.44%	45,677	789	6.85%
Loans	7,282,333	107,781	5.89%	6,971,464	521,172	7.48%	7,011,776	133,102	7.53%

Total earning assets	9,755,812	138,688	5.66%	9,482,759	642,488	6.78%	9,513,230	164,059	6.84%
Allowance for loan losses	(98,091)			(92,662)			(94,393)
Other assets	740,405			750,527			761,476

Total assets	$10,569,496			$10,318,788			$10,360,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,545,427	—	—	$1,408,726	—	—	$1,400,848	—	—
Demand — interest bearing	678,803	589	0.35%	733,410	6,824	0.93%	714,216	1,677	0.93%
Savings and money market accounts	2,373,995	6,932	1.16%	2,266,070	54,166	2.39%	2,224,048	13,501	2.41%
Certificates and other time deposits	2,728,139	23,463	3.42%	3,045,715	146,559	4.81%	3,140,848	38,464	4.86%

Total deposits	7,326,364	30,984	1.68%	7,453,921	207,549	2.78%	7,479,960	53,642	2.85%

Securities sold under agreements to repurchase	1,504,011	8,244	2.18%	1,471,785	71,298	4.84%	1,555,235	19,514	4.98%
Wholesale borrowings	634,226	6,801	4.27%	326,460	20,601	6.31%	256,356	4,321	6.69%

Total interest bearing liabilities	7,919,174	46,029	2.31%	7,843,440	299,448	3.82%	7,890,703	77,477	3.90%
Other liabilities	175,400			191,096			193,468

Shareholders’ equity	929,495			875,526			875,720

Total liabilities and shareholders’ equity	$10,569,496			$10,318,788			$10,360,739

Net yield on earning assets	$9,755,812	92,659	3.78%	$9,482,759	343,040	3.62%	$9,513,230	86,582	3.61%

Interest rate spread			3.35%			2.96%			2.94%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Nine months ended			Year ended			Nine months ended
SUBSIDIARIES	September 30, 2008			December 31, 2007			September 30, 2007
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$171,812			$178,164			$179,175
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,989,648	70,276	4.72%	1,955,049	85,544	4.38%	1,947,441	62,596	4.30%
Obligations of states and political subdivisions (tax exempt)	287,507	13,106	6.09%	255,461	15,595	6.10%	248,206	11,345	6.11%
Other securities and federal funds sold	217,776	8,607	5.28%	244,749	17,127	7.00%	246,227	12,972	7.04%

Total investment securities and federal funds sold	2,494,931	91,989	4.93%	2,455,259	118,266	4.82%	2,441,874	86,913	4.76%
Loans held for sale	36,310	1,501	5.52%	56,036	3,050	5.44%	59,165	2,290	5.17%
Loans	7,149,451	329,314	6.15%	6,971,464	521,172	7.48%	6,978,178	393,830	7.55%

Total earning assets	9,680,692	422,804	5.83%	9,482,759	642,488	6.78%	9,479,217	483,033	6.81%

Allowance for loan losses	(95,309)			(92,662)			(92,661)
Other assets	731,689			750,527			755,524

Total assets	$10,488,884			$10,318,788			$10,321,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,503,871	—	—	$1,408,726	—	—	$1,399,752	—	—
Demand — interest bearing	696,881	2,144	0.41%	733,410	6,824	0.93%	744,778	5,472	0.98%
Savings and money market accounts	2,353,140	23,075	1.31%	2,266,070	54,166	2.39%	2,267,166	41,499	2.45%
Certificates and other time deposits	2,778,077	82,037	3.94%	3,045,715	146,559	4.81%	3,080,674	111,269	4.83%

Total deposits	7,331,969	107,256	1.95%	7,453,921	207,549	2.78%	7,492,370	158,240	2.82%

Securities sold under agreements to repurchase	1,402,201	28,105	2.68%	1,471,785	71,298	4.84%	1,456,467	54,304	4.98%
Wholesale borrowings	628,441	20,133	4.28%	326,460	20,601	6.31%	311,892	15,096	6.47%

Total interest bearing liabilities	7,858,740	155,494	2.64%	7,843,440	299,448	3.82%	7,860,977	227,640	3.87%

Other liabilities	188,068			191,096			193,120

Shareholders’ equity	938,205			875,526			867,406

Total liabilities and shareholders’ equity	$10,488,884			$10,318,788			$10,321,255

Net yield on earning assets	$9,680,692	267,310	3.69%	$9,482,759	343,040	3.62%	$9,479,217	255,393	3.60%

Interest rate spread			3.19%			2.96%			2.94%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     The Corporation recorded third quarter 2008 net income of $29.8 million, or $0.37 per diluted share. This compares with $29.2 million, or $0.36 per diluted share, for the second quarter 2008 and $30.3 million, or $0.38 per diluted share, for the third quarter 2007.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2008 were 12.73% and 1.12%, respectively, compared with 12.31% and 1.11%, respectively, for the second quarter 2008 and 13.71% and 1.16% for the third quarter 2007.
     Net interest margin was 3.78% for the third quarter of 2008 compared with 3.69% for the second quarter of 2008 and 3.61% for the third quarter of 2007. Reduced funding costs compared with the second quarter of 2008 and the third quarter of 2007 due to an increased composition of lower cost core deposits and lower liability pricing supported margin expansion over both periods.
     Average loans during the third quarter of 2008 increased $141.7 million, or 1.98%, compared with the second quarter of 2008 and increased $270.6 million, or 3.86%, compared with the third quarter of 2007. Increases in the respective periods were driven by average commercial loan growth of $99.6 million, or 2.45%, and $300.7 million, or 7.77%.
     Average deposits were $7.3 billion during the third quarter of 2008, down $13.1 million, or 0.18%, compared with the second quarter of 2008, and a decrease of $153.6 million, or 2.05%, compared with the third quarter of 2007. For the third quarter 2008, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $3.2 million, or 0.07%, compared with the second quarter 2008 and $259.1 million, or 5.97%, compared with the third quarter 2007. Core deposits represented 62.76% of total average deposits, compared with 62.61% for the second quarter 2008 and 58.01% for the third quarter 2007. The increase in both periods is attributable to strategic retail market campaigns for core deposits within the Company’s regional banking areas.
     The Company’s investment portfolio yield increased in the third quarter of 2008, to 4.97%, compared with 4.90% in the second quarter of 2008, and increased from 4.87% in the third quarter of 2007. The increased investment portfolio yields contributed to aforementioned net interest margin expansion in both periods.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $92.7 million in the third quarter 2008 compared with $89.0 million in the second quarter of 2008 and $86.6 million in the third quarter of 2007. The increases in FTE net interest income compared with those two periods resulted from expansion in the net interest margin driven by decreased liability costs.
     Noninterest income net of securities transactions for the third quarter of 2008 was $47.0 million, a decrease of $1.7 million, or 3.45%, from the second quarter of 2008 and a decrease of $2.1 million, or 4.26%, from the third quarter of 2007. Noninterest income, net of securities gains, as a percentage of net revenue for the third quarter of 2008 was 33.67% compared with 35.38% for second quarter of 2008 and 36.20% for the third quarter of 2007. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.

     Noninterest expense for the third quarter of 2008 was $80.6 million, an increase of $0.1 million, or 0.07%, from the second quarter of 2008 and a decrease of $3.4 million, or 4.07%, from the third quarter of 2007. The Corporation’s diligent approach to expense management has resulted in four consecutive quarters of decreased year-over-year expenses and has also contributed to four quarters of sequential improved efficiency metrics. For the third quarter of 2008, the efficiency ratio was 57.64%, compared with 58.38% for the second quarter of 2008 and 61.76% for the third quarter of 2007.
     Net charge-offs totaled $11.8 million, or 0.64% of average loans, in the third quarter of 2008 compared with $10.7 million, or 0.60% of average loans, in the second quarter 2008 and $7.9 million, or 0.45% of average loans, in the third quarter of 2007.
     Nonperforming assets totaled $43.5 million at September 30, 2008, an increase of $1.9 million, or 4.45%, compared with June 30, 2008. Nonperforming assets at September 30, 2008 represented 0.59% of period-end loans plus other real estate compared with 0.57% at June 30, 2008.
     The allowance for loan losses totaled $102.0 million at September 30, 2008, an increase of $3.8 million from June 30, 2008. At September 30, 2008, the allowance for loan losses was 1.38% of period-end loans compared with 1.36% at June 30, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.47% at September 30, 2008 compared with 1.46% at June 30, 2008. The allowance for credit losses to nonperforming loans was 281.28% at September 30, 2008, compared with 288.50% at June 30, 2008.
     The Corporation’s total assets at September 30, 2008 were $10.7 billion, an increase of $120.1 million, or 1.14%, compared with June 30, 2008 and an increase of $277.1 million, or 2.66%, compared with September 30, 2007. Commercial loan growth of $136.8 million, or 3.31%, compared with June 30, 2008, and $385.1 million, or 9.90%, compared with September 30, 2007, provided the overall asset growth over both periods and offset declines in various consumer lending portfolios.
     Total deposits were $7.4 billion at September 30, 2008, an increase of $153.4 million, or 2.11%, from June 30, 2008 and an increase of $22.3 million, or 0.30%, from September 30, 2007. Core deposits totaled $4.6 billion at September 30, 2008, a decrease of $52.3 million, or 1.13%, from June 30, 2008 and an increase of $267.3 million, or 6.18%, from September 30, 2007.
     Shareholders’ equity was $926.1 million at September 30, 2008, compared with $924.4 million at June 30, 2008, and $884.9 million at September 30, 2007. The Company maintained a strong capital position as tangible equity to assets was 7.45% at September 30, 2008, compared with 7.52% at June 30, 2008 and 7.24% at September 30, 2007. The common dividend per share paid in the third quarter 2008 was $0.29.
     The United States Treasury announced on October 14, 2008, several initiatives intended to help stabilize the banking industry. Among those is a voluntary capital purchase program (“CPP”) to encourage qualifying financial institutions to build capital. Under the CPP, the

Treasury will purchase $250 billion of senior preferred shares on standardized terms with attached warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investments. The Corporation is currently reviewing the details of the CPP as information is made available and is considering the effect of participation in the program. If we choose to participate, the range of the Treasury’s preferred investment would be approximately $80 to $250 million.

RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2008 was $91.1 million compared to $85.2 million for the quarter ended September 30, 2007. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.5 million and $1.4 million for the quarters ending September 30, 2008 and 2007, respectively. The FTE adjustment was $4.4 million and $4.0 million for the nine months ending September 30, 2008 and 2007, respectively.
     FTE net interest income for the quarter ended September 30, 2008 was $92.7 million compared to $86.6 million for the three months ended September 30, 2007. The $6.1 million increase in FTE net interest income occurred because the $25.3 million decrease in interest income, compared to the same quarter last year, was less than the $31.4 million decrease in interest expense during the same period. In a similar analysis, FTE net interest income for the nine months ended September 30, 2008 was $267.3 million compared to $255.4 million for nine months ended September 30, 2007. The $11.9 million increase in FTE net interest income occurred because the $60.2 million decrease in interest income was less than the $72.1 million decrease in interest expense during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment.

	Quarters ended September 30, 2008 and 2007			Nine months ended September 30, 2008 and 2007
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$245	$415	$660	$2,347	$2,911	$5,258
Loans held for sale	(511)	(100)	(611)	(936)	147	(789)
Loans	4,967	(30,288)	(25,321)	9,457	(73,973)	(64,516)
Federal funds sold	(48)	(51)	(99)	(70)	(112)	(182)

Total interest income — FTE	$4,653	$(30,024)	$(25,371)	$10,798	$(71,027)	$(60,229)

INTEREST EXPENSE
Demand deposits-interest bearing	$(79)	$(1,009)	$(1,088)	$(332)	$(2,996)	$(3,328)
Savings and money market accounts	856	(7,425)	(6,569)	1,519	(19,943)	(18,424)
Certificates of deposits and other time deposits	(4,593)	(10,408)	(15,001)	(10,232)	(19,000)	(29,232)
Securities sold under agreements to repurchase	(623)	(10,647)	(11,270)	(1,954)	(24,245)	(26,199)
Wholesale borrowings	4,511	(2,031)	2,480	11,435	(6,398)	5,037

Total interest expense	$72	$(31,520)	$(31,448)	$436	$(72,582)	$(72,146)

Net interest income — FTE	$4,581	$1,496	$6,077	$10,362	$1,555	$11,917

          As illustrated in the preceding table, the increased amount of net interest income recorded in the 2008 third quarter compared to the same 2007 period was primarily volume driven offset by the Federal Reserve discount rate decreases of 75 basis points in January, 2008, 50 basis points in February 2008, and 75 basis points again in March, 2008.
Net Interest Margin
     The following table provides 2008 FTE net interest income and net interest margin totals as well as 2007 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net interest income	$91,121	$85,154	$262,951	$251,385
Tax equivalent adjustment	1,538	1,428	4,359	4,008

Net interest income — FTE	$92,659	$86,582	$267,310	$255,393

Average earning assets	$9,755,812	$9,513,230	$9,680,692	$9,479,217

Net interest margin — FTE	3.78%	3.61%	3.69%	3.60%

     Average loans outstanding for the current year and prior year third quarters totaled $7.3 billion and $7.0 billion, respectively. Increases in average loan balances from third quarter 2007 to the third quarter 2008 occurred in commercial, home equity and credit card loans, while mortgage loans, installment loans and leases declined.
     Specific changes in average loans outstanding, compared to the third quarter 2007, were as follows: commercial loans were up $300.7 million or 7.77%; home equity loans were up $4.9 million, or 0.69%; credit card loans rose $4.6 million or 3.22%; mortgage loans were down $17.6 million or 3.00%; installment loans, both direct and indirect declined $23.1 million or 1.41%; and leases increased $1.1 million or 1.60% The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2008 and 2007 third quarters equaled 74.65% and 73.71% of average earning assets, respectively.
     Average deposits were $7.3 billion during the 2008 third quarter, down $153.6 million, or 2.05%, from the same period last year. For the quarter ended September 30, 2008, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $259.1 million, or 5.97%, and represented 62.76% of total average deposits, compared to 58.01% for the 2007 third quarter. Average certificates of deposit (“CDs”) decreased $412.7 million, or 13.14%, compared to the prior year quarter due to the declining interest rate and customer’s preference for liquidity. Average wholesale borrowings increased $377.9 million and as a percentage of total interest-bearing funds equaled 8.01% for the 2008 third quarter and 3.25% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $51.2 million, and as a percentage of total interest bearing funds equaled 18.99% for the 2008 third quarter and 19.71% for the 2007 third quarter. Average interest-

bearing liabilities funded 81.17% of average earning assets in the current year quarter and 82.94% during the quarter ended September 30, 2007.
Other Income
     Other (non-interest) income for the quarter ended September 30, 2008, totaled $47.0 million, a decrease of $2.1 million from the $49.1 million earned during the same period one year ago. Other income for the nine months ended September 30, 2008 totaled $148.6 million an increase of $1.7 million from the $146.9 million earned during the nine months ended September 30, 2007.
     Other income, net of securities gains, as a percentage of net revenue for the third quarter was 33.67%, compared to 36.20% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales. Similarly, other income, net of securities gains, as a percentage of net revenue for the nine months ended September 30, 2008 was 35.65%, compared to 36.52% for the same nine months one year ago.
     The primary changes in other income for the 2008 third quarter as compared to the third quarter of 2007, were as follows: trust department income was $5.6 million, down 1.68% primarily due to a decline in the values of assets under managment; service charges on deposits were down 2.09% primarily attributable to the drop in rates and a change in customer behavior whereby they are maintaining higher balances to avoid being charged fees; ATM and other service fees decreased $0.6 million, or 17.82% due to new promotional products that do not charge fees; loan sales and servicing income was down 2.91%, primarily attributable to the continued disruption in residential real estate markets; investment services and insurance fees were down 3.59%; and other operating income was down $0.7 million, primarily attributable to a one time gain on the sale of MasterCard stock in the third quarter of 2007.
     The changes in other income for the nine months ended September 30, 2008 compared to September 30, 2007 were similar to the quarterly analysis. The primary changes in other income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, were as follows: trust department income was $16.8 million, down 2.96% primarily due to the down turn in the stock market; service charges on deposits were down 5.75% primarily attributable to the drop in rates and a change in customer behavior whereby they are maintaining higher balances to avoid being charged fees; credit card fees were up $0.9 million attributable to higher balances; ATM and other service fees decreased $1.3 million, or 13.43% due to new promotional products that do not charge fees; loan sales and servicing income was $1.4 million, a decrease of $4.1 million, primarily attributable to the continued disruption in residential real estate markets; investment services and insurance fees increased $0.4 million primarily due to customer preferences for annuity products while exiting the equity markets; and other operating income was up $1.4 million primarily attributable to fee revenue generated from a customer interest swap program.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized mortgage servicing rights (“MSRs”), net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2008	2007	2007
Balance at beginning of period	$19,869	$19,169	$19,354	$19,430	$19,339
Addition of mortgage servicing rights	637	1,165	777	634	737
Amortization	(643)	(666)	(761)	(710)	(646)
Changes in valuation allowance	—	201	(201)	—	—

Balance at end of period	$19,863	$19,869	$19,169	$19,354	$19,430

     On a quarterly basis, the Corporation assesses its MSRs for impairment based on their current fair value. As required, the Corporation disaggregates its MSRs portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance. There was no valuation allowance at September 30, 2008 and 2007. The MSRs are amortized over the period of and in proportion to the estimated net servicing revenues.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at September 30, 2008, December 31, 2007, and September 30, 2007. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $80.6 million for the third quarter 2008 compared to $84.0 million for the same 2007 quarter, a decrease of $3.4 million, or 4.07%. Other expenses totaled $242.4 million for the nine months ended September 30, 2008 compared to $246.9 million for the nine months ended September 30, 2007, a decrease of $4.5 million, or 1.84%.
     For the three months ended September 30, 2008, decreases in other operating costs compared to the third quarter 2007 decreased $7.3 million attributable to a $4.1 million operating loss related to a customer check-kiting fraud in the quarter ended September 30, 2007 coupled with a $0.9 million provision for unfunded commitments in 2007 and a recovery of $0.8 million in 2008. Advertising expense decreased $0.9 million as well as taxes, other than federal income tax also decreased $0.3 million for the 2008 quarter. Salary expense increased $3.8 million primarily attributable to the reversal in profit sharing expense and stock based compensation that occurred in the 3rd quarter of 2007 when it was forecasted that we would not meet the efficiency ratio target set. Professional services increased $1.0 million primarily attributable to litigation accruals. No other changes were material.

     For the nine months ended September 30, 2008, changes in operating costs compared to the first nine months of 2007 occurred as follows: salaries, wages, pension and employee benefits increased $5.1 million or 4.01% primarily attributable to the normal merit increases which occurred in April 2008; professional services decreased $3.8 million due in part to the cessation of consulting services necessary to remediate Bank Secrecy Act issues; other operating expense decreased $3.4 million primarily attributable to a $4.1 million operating loss related to a customer check-kiting fraud in the quarter ended September 30, 2007 offset by a litigation accrual and a loss on a joint equity investment which occurred in the first quarter of 2008. No other changes were material.
     The efficiency ratio of 57.64% for third quarter 2008 decreased 412 basis points over the efficiency ratio of 61.76% recorded for the third quarter 2007. The efficiency ratio for the three months ended September 30, 2008 indicates 57.64 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $12.3 million and $12.7 million for the quarters ended September 30, 2008 and 2007, respectively. The effective federal income tax rate for the third quarter 2008 was 29.18%, compared to 29.50% for the same quarter 2007. For the nine months ended September 30, 2008 and 2007, respectively, the effective tax rate was 29.18% and 29.50%. Additional federal income tax information is contained in Note 11 (Federal Income Taxes) in the 2007 Form 10-K.
     The Corporation adopted FIN 48 “Accounting for Uncertainty in Income Taxes” on January 1, 2007. Under FIN 48 a liability was created for any unrecognized tax benefits. This liability was included in the contractual obligations table in the December 31, 2007 Form 10-K. Current liabilities related to FIN 48 for September 30, 2008 are $1.7 million. It is the Corporation’s policy to accrue interest and penalties in accrued taxes and is recognized in the consolidated statements of income and comprehensive income as income taxes. This was also the Corporation’s policy prior to the adoption of FIN 48.

FINANCIAL CONDITION
Investment Securities
     The September 30, 2008 amortized cost and market value of investment securities, including mortgage-backed securities, by average remaining term, are included in Note 3 (Investment Securities) to the unaudited consolidated financial statements included in this report. These Securities are purchased within an overall strategy to maximize future earnings, taking into account an acceptable level of interest rate risk. While the maturities of the mortgage and asset-backed securities are beyond five years, these instruments provide periodic principal payments and include securities with adjustable interest rates, reducing the interest rate risk associated with longer-term investments.
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
Allowance for Loan Losses

	Quarter ended		Year Ended		Quarter ended
	September 30,		December 31,		September 30,
(In thousands)	2008		2007		2007
Allowance for loan losses-beginning of period	$98,239		$91,342		$94,432
Provision for loan losses	15,531		30,835		7,324
Net charge-offs	(11,763)		(27,972)		(7,945)

Allowance for loan losses-end of period	$102,007		$94,205		$93,811

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$7,310		$6,294		$6,553
Provision for credit losses	(817)		1,100		856

Balance at end of period	$6,493		$7,394		$7,409

Allowance for credit losses	$108,500		$101,599		$101,220

Annualized net charge-offs as a % of average loans	0.64%		0.40%		0.45%

Allowance for loan losses:
As a percentage of loans outstanding	1.38%		1.35%		1.34%

As a percentage of nonperforming loans	264.45%		299.70%		314.22%

As a multiple of annualized net charge offs	2.18	X	3.37	X	2.98	X

Allowance for credit losses:
As a percentage of loans outstanding	1.47%		1.45%		1.44%

As a percentage of nonperforming loans	281.28%		323.22%		339.04%

As a multiple of annualized net charge offs	2.32	X	3.63	X	3.21	X

     The allowance for credit losses increased $3.0 million from June 30, 2008 to September 30, 2008, and increased $7.3 million from September 30, 2007 to September 30, 2008. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in credit quality by specific asset and risk categories.

	At September 30, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Reviewed for Impairment Component:
Loan balance	$—	$55,001	$—	$—	$—	$—	$—	$55,001
Allowance	—	4,440	—	—	—	—	—	4,440
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,728	1,002	6,098					44,828
Grade 1 allowance	54	2	11					67
Grade 2 loan balance	207,990	143,842	3,328					355,160
Grade 2 allowance	822	563	16					1,401
Grade 3 loan balance	549,293	526,392	30,208					1,105,893
Grade 3 allowance	1,891	3,122	126					5,139
Grade 4 loan balance	1,014,680	1,544,917	27,543					2,587,140
Grade 4 allowance	11,468	25,669	320					37,457
Grade 5 (Special Mention) loan balance	49,059	59,922	1,222					110,203
Grade 5 allowance	2,067	3,554	47					5,668
Grade 6 (Substandard) loan balance	28,206	54,895	1,305					84,406
Grade 6 allowance	3,092	6,824	131					10,047
Grade 7 (Doubtful) loan balance	59	79	—					138
Grade 7 allowance	9	9	—					18
Consumer loans based on payment status:
Current loan balances				1,591,362	715,395	143,624	531,714	2,982,095
Current loans allowance				12,956	5,123	3,578	4,073	25,730
30 days past due loan balance				14,261	1,538	2,000	12,252	30,051
30 days past due allowance				1,675	482	817	631	3,605
60 days past due loan balance				4,576	759	975	4,379	10,689
60 days past due allowance				1,665	542	626	767	3,600
90+ days past due loan balance				3,282	195	1,580	10,931	15,988
90+ days past due allowance				2,045	219	1,386	1,185	4,835

Total loans	$1,887,015	$2,386,050	$69,704	$1,613,481	$717,887	$148,179	$559,276	$7,381,592

Total Allowance for Loan Losses	$19,403	$44,183	$651	$18,341	$6,366	$6,407	$6,656	$102,007

	At December 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$1,869	$14,684	$—	$—	$—	$—	$—	$16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	$2,236,938	$73,733	$1,598,832	$691,922	$153,732	$577,219	$7,001,886

Total Allowance for Loan Losses	$25,509	$34,879	$876	$15,689	$4,875	$6,302	$6,075	$94,205

	At September 30, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$3,541	$13,317	$—	$—	$—	$—	$—	$16,858
Allowance	1,448	1,610	—	—	—	—	—	3,058
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	24,586	100	3,683					28,369
Grade 1 allowance	55	—	10					65
Grade 2 loan balance	193,502	127,428	5,104					326,034
Grade 2 allowance	969	574	30					1,573
Grade 3 loan balance	446,125	423,833	33,041					902,999
Grade 3 allowance	2,251	3,007	193					5,451
Grade 4 loan balance	902,404	1,554,762	26,446					2,483,612
Grade 4 allowance	14,744	21,150	519					36,413
Grade 5 (Special Mention) loan balance	62,004	77,594	—					139,598
Grade 5 allowance	3,775	3,756	—					7,531
Grade 6 (Substandard) loan balance	32,185	26,271	74					58,530
Grade 6 allowance	4,702	3,108	10					7,820
Grade 7 (Doubtful) loan balance	147	186	—					333
Grade 7 allowance	40	28	—					68
Consumer loans based on payment status:
Current loan balances			295	1,617,458	698,996	139,017	554,710	3,010,476
Current loans allowance			1	12,602	3,820	3,324	3,930	23,677
30 days past due loan balance			12	10,417	1,472	1,473	12,218	25,592
30 days past due allowance			—	996	301	562	566	2,425
60 days past due loan balance			13	3,577	912	992	2,825	8,319
60 days past due allowance			1	1,011	435	609	437	2,493
90+ days past due loan balance			—	1,779	185	1,504	10,201	13,669
90+ days past due allowance			—	886	148	1,331	872	3,237

Total loans	$1,664,494	$2,223,491	$68,668	$1,633,231	$701,565	$142,986	$579,954	$7,014,389

Total Allowance for Loan Losses	$27,984	$33,233	$764	$15,495	$4,704	$5,826	$5,805	$93,811

     Total charge-offs were $15.0 million for the quarter ended September 30, 2008, up $2.6 million, or 21.14%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $34.4 million and accounted for 5.80% of total commercial loans for the 2008 third quarter compared with criticized commercial asset levels of 5.39% at September 30, 2007 reflecting the continued stress in the national housing markets and specifically the homebuilder portfolio. The homebuilder portfolio is examined name-by-name, account-by-account, revalued and rerated frequently. A new appraisal is ordered if the projected velocity and absorption are not being met from the most recent appraisal. Generally, the appraisals are less than 180 days old unless velocity and absorption values are affirmed with current performance. The carrying values are further discounted to reflect current liquidation value. This rigorous valuation and resulting rating adds some volatility to commercial construction asset class but give greater transparency.
     Commercial charge-offs were up $0.3 million over the prior year third quarter primarily concentrated in the residential home construction portfolio. Loans past due 90 days or more accruing interest were up $5.6 million or 52.44% from the linked quarter ended June 30, 2008 and up $3.1 million or 23.91% from the year ago quarter ended September 30, 2007 reflecting the current deteriorating economic conditions in the retail portfolio.

Loans
     Total loans outstanding at September 30, 2008 were $7.4 billion compared to $7.0 billion at December 31, 2007 and $7.0 billion at September 30, 2007.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007
Commercial loans	$4,273,065	$3,906,448	$3,887,985
Mortgage loans	559,276	577,219	579,954
Installment loans	1,613,481	1,598,832	1,633,231
Home equity loans	717,887	691,922	701,565
Credit card loans	148,179	153,732	142,986
Leases	69,704	73,733	68,668

Total loans	$7,381,592	$7,001,886	$7,014,389

     The commercial loan portfolio for the 2008 third quarter increased by 9.90% over the prior year third quarter, while criticized commercial loans as a percentage of total commercial loans only increased 0.41% over the prior year third quarter, demonstrating prudent loan growth and an improving credit profile. While the Corporation originated $71.6 million of mortgage loans in the third quarter 2008, compared to $78.9 million in same quarter of 2007, and $296.4 million for the full year ended December 31, 2007, the majority of these loans were fixed rate mortgages which were sold with servicing rights retained. Further discussion of the Corporation’s loan mix strategy as well as changes in average balances for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 can be found under the Net Interest Income sub-caption in this report.
     The corporation sold $9.2 million of student loans for a gain of $0.9 million during the six months ended June 30, 2008. During June 2008, the Corporation transferred $31.7 million of student loans from held-for-sale status to the held-for-maturity loan portfolio within installment loans. The secondary markets for these loans have been adversely affected by market liquidity issues, prompting the Corporation’s decision to move them to a held-for-maturity classification. While classified as held-for-sale these loans were valued at the lower of cost or market and were transferred at cost, the lower value. An allowance for loans losses was established at the time of transfer. There were no sales of student loans during the quarter ended September 30, 2008.

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
September 30, 2008
(Dollars in thousands)
Due in one year or less	$1,958,962
Due after one year but within five years	1,857,177
Due after five years	456,926

Totals	$4,273,065

Due after one year with a predetermined fixed interest rate	$994,374
Due after one year with a floating interest rate	1,319,729

Totals	$2,314,103

          The Corporation has an interest rate hedge strategy in place that swaps fixed interest rate commercial real estate loans to a variable interest rate basis. At September 30, 2008, $804.7 million of fixed rate commercial real estate loans were hedged. This strategy is more fully described in Footnote 8, Accounting for Derivatives, in these consolidated financial statements.
     The following table summarizes the Corporation’s nonperforming assets:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Nonperforming commercial loans	$29,245	$21,513	$20,165
Other nonaccrual loans:	9,328	9,920	9,690

Total nonperforming loans	38,573	31,433	29,855
Other real estate (“ORE”)	4,918	5,829	4,344

Total nonperforming assets	$43,491	$37,262	$34,199

Loans past due 90 day or more accruing interest	$16,241	$11,702	$13,107

Total nonperforming assets as a percentage of total loans and ORE	0.59%	0.53%	0.49%

     The allowance for credit losses covers nonperforming loans by 281.28% at September 30, 2008 compared to 288.50% at the linked quarter ended June 30, 2008. This decrease is primarily attributable to the increase in nonperforming commercial loans but mitigated by the increase in the allowance for credit losses. The allowance for credit losses covered nonperforming loans by 339.04% at September 30, 2007. See Note 1 (Summary of Significant Accounting Policies) of the 2007 Form 10-K, as amended for a summary of the Corporation’s nonaccrual and charge-off policies.

          The following table is a nonaccrual commercial loan flow analysis:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	September	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2008	2008	2008	2007	2007
Nonaccrual commercial loans beginning of period	$26,702	$19,777	$21,513	$20,165	$20,877

Credit Actions:
New	7,504	15,710	2,390	7,523	8,632
Loan and lease losses	(2,440)	(944)	(2,023)	(2,701)	(3,033)
Charged down	(1,135)	(2,794)	(1,429)	(267)	(3,310)
Return to accruing status	(409)	(3,301)	(20)	(1,118)	(1,923)
Payments and tranfers to ORE	(977)	(1,746)	(654)	(2,089)	(1,078)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$29,245	$26,702	$19,777	$21,513	$20,165

     Nonaccrual commercial loans have increased $2.5 million from the second quarter of 2008 and increased $9.1 million from the third quarter of 2007. The increase in new nonaccrual commercial loans is primarily attributable to the more rigorous analysis of the residential real estate construction portfolio discussed earlier in this section.
     Deposits
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods:

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2008		December 31, 2007		September 30, 2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest DDA	$1,545,427	—	$1,408,726	—	$1,400,848	—
Interest-bearing DDA	678,803	0.35%	733,410	0.93%	714,216	0.93%
Savings and money market	2,373,995	1.16%	2,266,070	2.39%	2,224,048	2.41%
CDs and other time deposits	2,728,139	3.42%	3,045,715	4.81%	3,140,848	4.86%

Total customer deposits	7,326,364	1.68%	7,453,921	2.78%	7,479,960	2.85%
Securities sold under agreements to repurchase	1,504,011	2.18%	1,471,785	4.84%	1,555,235	4.98%
Wholesale borrowings	634,226	4.27%	326,460	6.31%	256,356	6.69%

Total funds	$9,464,601		$9,252,166		$9,291,551

     Interest-bearing and non-interest-bearing demand deposits, on a combined basis, averaged $2.2 billion during the 2008 third quarter, up $109.2 million, or 5.16%, from the third quarter 2007. Savings deposits, including money market savings accounts, averaged $2.4 billion, $149.9 million or 6.74% higher than the year ago quarter. The sum of demand and savings accounts, often referred to as “core deposits,” increased $259.1 million, or 5.97%, and represented 62.76% of total average deposits for the third quarter 2008, compared to 58.01% last year. The increase was attributable to strategic retail market campaigns for core deposits within the Corporation’s regional banking areas.
     During the 2008 third quarter, the weighted-average yield paid on interest-bearing core deposits at 0.99% was 108 basis points less than last year’s average core deposits rate. Average CDs, still the largest individual component of deposits, totaled $2.7 billion for the third quarter, down 13.14% from the same quarter last year. Average rates paid on CDs dropped 144 basis points from 4.86% in the 2007 third quarter to 3.42% in the third quarter of 2008. On a percentage basis, average CDs were 34.45% and 39.80%, respectively, of total interest-bearing funds for the September 30, 2008 and 2007 quarters.
     Securities sold under agreements to repurchase decreased to 18.99% of interest-bearing funds during the three months ended September 30, 2008 from 19.71% for the September 30, 2007 quarter. Interest-bearing liabilities funded 81.17% of average earning assets during the quarter ended September 30, 2008 and 82.94% during the quarter ended September 30, 2007. Wholesale funds increased to 8.01% of interest-bearing funds during the third quarter 2008 from 3.25% in the year ago quarter. In summary, the increase in average core deposits and wholesale funding during the quarter compared to the same period in 2007 was partially offset by the decrease in higher rate certificates of deposits. The funding mix from higher priced CDs towards less expensive core deposits and wholesale borrowings has helped to mitigate the effect of the flat yield curve and support the net interest margin.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of September 30, 2008:

Maturing in:	Amount
(In thousands)
Under 3 months	$496,232
3 to 6 months	219,172
6 to 12 months	149,464
Over 1 year through 3 years	107,939
Over 3 years	4,142

$976,949

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
     Earnings simulation involves forecasting net interest earnings under a variety of scenarios, including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios, including shocks, gradual ramps, curve flattening, curve steepening and forecasts of likely interest rate scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2008 and 2007:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2008 (a)	—	(3.06%)	1.44%	2.77%
September 30, 2007	(2.78%)	(1.07%)	0.07%	(0.22%)

(a)	Due to current rate environment and the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00% make modeling of -200 bps nonmeaningful.
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
          The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity, or EVE, sensitivity analysis to study the impact of long-term cash flows on earnings and capital. Economic value of equity involves discounting present values of all cash flows on the balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2008 and 2007:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	-200 basis points	-100 basis points	+100 basis points	+200 basis points
September 30, 2008 (a)	—	(3.20%)	0.03%	(01.53%)
September 30, 2007	(9.77%)	(3.09%)	(0.85%)	(3.54%)

(a)	Due to the current rate environment, the Corporation’s established floors for earning assets for Treasury, LIBOR, and FHLB rates of 1.00%, make modeling of -200 bp nonmeaningful.

Capital Resources
          Shareholders’ equity at September 30, 2008 totaled $926.0 million compared to $917.0 million at December 31, 2007 and $884.9 million at September 30, 2007.
          The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
	2008		2007		2007
			(Dollars in thousands)
Consolidated
Total equity	$ 926,078	8.67%	$916,977	8.82%	$ 884,877	8.50%
Common equity	926,078	8.67%	916,977	8.82%	884,877	8.50%
Tangible common equity (a)	785,343	7.45%	775,755	7.56%	743,432	7.24%
Tier 1 capital (b)	865,983	10.30%	840,290	10.37%	831,234	10.27%
Total risk-based capital (c)	1,001,141	11.90%	1,001,539	12.36%	993,239	12.27%
Leverage (d)	865,983	8.28%	840,290	8.24%	831,234	8.10%

Bank Only
Total equity	$ 768,285	7.20%	$737,395	7.10%	$ 742,324	7.14%
Common equity	768,285	7.20%	737,395	7.10%	742,324	7.14%
Tangible common equity (a)	627,550	5.96%	596,173	5.82%	600,879	5.86%
Tier 1 capital (b)	793,311	9.45%	746,083	9.23%	775,647	9.60%
Total risk-based capital (c)	924,782	11.02%	903,894	11.18%	934,313	11.57%
Leverage (d)	793,311	7.60%	746,083	7.33%	775,647	7.56%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity minus net unrealized holding gains on equity securities, plus or minus net unrealized holding losses or gains on available-for-sale debt securities, less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital; computed as a ratio to the latest quarter’s average assets less goodwill.
     The risk-based capital guidelines issued by the Federal Reserve Bank in 1988 require banks to maintain adequate capital equal to 8% of risk-adjusted assets effective December 31, 1993. At September 30, 2008, the Corporation’s risk-based capital equaled 11.90% of risk-adjusted assets, exceeding minimum guidelines.
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
          The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $488.0 million at September 30, 2008.
          The Corporation’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct event would be a downgrade in FirstMerit’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of indirect events unrelated to the Corporation that could have an effect on FirstMerit’s access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about FirstMerit or the banking industry in general may adversely affect the cost and availability of normal funding sources.
          Certain credit markets that the Corporation participates in (from time to time) as sources of funding have been significantly disrupted and highly volatile since July 2007. As a means of maintaining adequate liquidity, the Corporation, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term and secured credit markets since access to unsecured term debt has been restricted. Short-term funding has been available and cost effective. However, if further market disruption were to also reduce the cost effectiveness and availability of these funds for a prolonged period of time, management may need to secure other funding alternatives.
          The Corporation maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.
          The United States Treasury announced on October 14, 2008, several initiatives intended to help stabilize the banking industry.  Among those is a voluntary capital purchase program (“CPP”) to encourage qualifying financial institutions to build capital.  Under the CPP, the Treasury will purchase $250 billion of senior preferred shares on standardized terms with attached warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investments.  The Corporation is currently reviewing the details of the CPP as information is made available and is considering the effect of participation in the program. If we choose to participate, the range of the Treasury’s preferred investment would be approximately $80 to $250 million.
          Funding Trends for the Quarter - During the three months ended September 30, 2008, total average deposits decreased $13.1 million from the previous quarter. $16.3 million of higher cost certificates of deposits were redeemed which was partially offset by an increase in core deposits of $3.2 million. $76.9 million of wholesale borrowings were repaid during the quarter. Securities sold under agreements to repurchase increased by $191.6 million from the previous quarter.
          Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
          During the quarter ended September 30, 2008, FirstMerit Bank paid $24.0 million in dividends to FirstMerit Corporation. As of September 30, 2008, FirstMerit Bank had an additional $61.3 million available to pay dividends without regulatory approval.
Fair Value Measurement
           Pursuant to SFAS 157, the Corporation uses fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, other real estate, and mortgage servicing rights. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.
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
•	Derivatives: Derivative assets are typically secured either through securities with financial counterparties or cross-collateralization with our borrowing customers. FirstMerit Bank does not enter into derivatives with non-borrowing customers. Any material adjustment to these asset valuations is likely to arise from customers who are defaulting on their underlying loan obligations. Our derivative liabilities are typically secured through FirstMerit Bank pledging securities to financial counterparties or, in the case of our borrowing customers, by the right of setoff. Consequently any valuation adjustment to these liabilities is unlikely to have a material impact on earnings. The fair value of derivative financial instruments is based on derivative valuation models using market data inputs as of the valuation date. The Corporation classifies derivative financial instruments as Level 2.

•	Loans held for sale: Effective August 1, 2008, residential mortgage loans originated subsequent to this date are recorded at fair value in accordance with SFAS 159. Prior to this, these residential loans had been recorded at the lower of cost or market value. The fair value of loans held for sale is based on an active secondary market and readily available market prices currently exist to reliably support fair value pricing. The Corporation classifies residential loans held for sale as Level 2.

•	Mortgage Servicing Rights: MSRs do not trade in an active market with readily observable prices. Accordingly, the Corporation uses an independent third party consultant that employs a valuation model that calculated the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds (including housing price volatility), discount rate, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, ancillary income and late fees. As previously, mentioned, the Corporation did not adopt the fair value option of SFAS 159 and continues to carry MSRs at lower of cost or market value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since the valuation model uses significant unobservable inputs, the Corporation classifies MSRs as Level 3.

•	Foreclosed Assets: Foreclosed Assets include foreclosed properties securing residential and commercial loans. Foreclosed asset are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carry value or fair value less costs to sell. Fair value is generally based upon independent market prices or appraised values of the collateral and, accordingly, the Corporation classifies foreclosed assets as Level 2.

•	Impaired and nonaccrual loans: We do not record loans at fair value on a recurring basis; however, from time to time, we record nonrecurring fair value adjustments to loans

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
Recent Developments
          The subprime lending crisis and the rate of mortgage loan foreclosures during the past year have negatively impacted the banking industry specifically and financial markets generally. In response to the financial crises affecting the financial markets and the banking system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, under which the United States Department of the Treasury (“Treasury”) has authority, among other things, to purchase mortgages, mortgage-backed securities, capital stock and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 3, 2008, the Troubled Assets Relief Program (“TARP”) was adopted under EESA; TARP gives the Treasury authority to deploy up to $750 billion into the financial markets to address liquidity and related concerns. On October 14, 2008, the Treasury announced several initiatives under TARP intended to help stabilize the banking industry, including a voluntary capital purchase program (“CPP”) designed to encourage qualifying financial institutions to build capital. Under the CPP, the Treasury will purchase up to $250 billion of senior preferred shares from eligible financial institutions on standardized terms with attached warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investments. The Corporation is currently reviewing the details of the CPP as information is made available and is considering the effect of participation in the program. If the Corporation chooses to participate, the range of the Treasury’s preferred investment would be approximately $80 to $250 million.
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
•	The Corporation faces the risk that loan losses, including unanticipated loan losses due to changes in loan portfolios, fraud, deterioration in commercial and residential real estate values, and economic factors, will exceed the allowance for loan losses and that additional increases in the allowance will be required. Additions to the allowance would cause net income to decline and could have a negative impact on capital and financial position.

•	While the Corporation attempts to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, the Corporation may not be able to economically hedge its interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect net interest income and results of operations.

•	General economic downturns, and the negative economic effects caused by terrorist attacks, potential attacks and other destabilizing events, would likely contribute to the deterioration of the quality of the loan portfolio and could reduce the Corporation’s customer base, its level of deposits, and demand for financial products such as loans.

•	The subprime lending crisis and the rate of mortgage loan foreclosures during the past year have negatively impacted the banking industry specifically and financial markets generally. Delinquencies and foreclosure rates for subprime mortgages have continued to increase significantly and have adversely affected housing prices, weakened the housing market, and negatively impacted the financial and capital markets generally and banking industry segments more specifically. As a result of these and other inter-related events, the Corporation is experiencing a historic disruption in the financial system which has impaired the general availability of credit, reduced confidence in the entire financial and banking sectors, and created significant volatility in all financial markets. Although we believe that our execution on sound business strategies, maintenance of high capital levels and a strong balance sheet will enable us to address future challenges, this uncertain economic environment could adversely affect our performance and profitability.

•	FirstMerit believes it has offered adjustable rate mortgage products in a safe and sound manner, but the subprime lending crisis and its various negative effects could have a material adverse effect on our performance and profitability.

•	Continuing changes in the stock markets, public debt markets and other capital markets, could adversely affect FirstMerit’s ability to raise capital or other funding for liquidity and business purposes.

•	If the Corporation is unable to continue to attract core deposits or continue to obtain third party financing on favorable terms, its cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations.

•	Increased competition with other financial institutions or an adverse change in the Corporation’s relationship a number of major customers could reduce the Corporation’s net interest margin and net income by decreasing the number and size of loans originated, the interest rates charged on these loans and the fees charged for services to customers. If the Corporation were to lend to customers who are less likely to pay in order to maintain historical origination levels, it may not be able to maintain current loan quality levels.

•	The Corporation is party to various lawsuits incidental to its business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

•	The financial services industry is undergoing rapid technological changes. If the Corporation is unable to adequately invest in and implement new technology-driven products and services, it may not be able to compete effectively, or the cost to provide products and services many increase significantly.

•	The Corporation’s business may be adversely affected by the highly regulated environment in which it operates. Changes in banking or tax laws, regulations and

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
ITEM 1A. RISK FACTORS
          There have been material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
           The Corporation is experiencing a historic disruption in the financial system which has impaired generally the availability of credit, reduced confidence in the financial and banking sectors, and created significant volatility in all financial markets. Continued problems in the U.S. financial markets generally and housing markets more specifically, issues related to the availability of credit and capital, and related conditions in the financial markets or other market issues, such as the high price of oil or other commodities could cause further deterioration in economic conditions generally, or in the condition of the local regions or industries in which FirstMerit has significant operations or assets, and may materially impact credit quality in existing portfolios and/or FirstMerit’s ability to generate loans in the future, and therefore adversely affect our performance and profitability.
          Changes in the stock markets, public debt markets and other capital markets, could adversely affect FirstMerit’s ability to raise capital or other funding for liquidity and business purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) The following table provides information with respect to purchases the Corporation made of its common shares during the third quarter of the 2008 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs
Balance as of June 30, 2008				396,272

July 1, 2008 - July 31, 2008	1,062	$24.93	—	396,272
August 1, 2008 - August 31, 2008	1,268	21.94	—	396,272
September 1, 2008 - September 30, 2008	293	23.21	—	396,272

Balance as of September 30, 2008:	2,623	$23.29	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	2,623 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed by the registrant on August 3, 2007)

3.2	Second Amended and Restated Code of Regulations, as amended, of FirstMerit Corporation incorporated by reference from Exhibit 3.2 to the Form 10-Q filed by registrant on May 2, 2008.

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation, and Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation

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

November 4, 2008