Form 10-K
period 2008-12-31
FIRSTMERIT CORP /OH/
filed 2009-02-18
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,318,603,218 based on the closing sale price as reported on The NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2009
Common Stock, no par value	81,279,757 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2009 (Proxy Statement)	Part III

PART I

ITEM 1.	BUSINESS

BUSINESS OF FIRSTMERIT

Overview

Registrant, FirstMerit Corporation (“FirstMerit” or the “Corporation”), is a $11.1 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2008, FirstMerit Bank, N.A. (“FirstMerit Bank”), one of the Corporation’s principal subsidiaries, operated a network of 163 full service banking offices and 188 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 553,960 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 2,575 employees at December 31, 2008.

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

Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit and debit cards, rental of safe deposit boxes, letters of credit, leasing, securities brokerage and life insurance products. FirstMerit Bank also operates a trust department, which offers estate and trust services. The majority of its customers are comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

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

FirstMerit Bank is the parent corporation of 17 wholly-owned subsidiaries a complete list of which is set forth in Exhibit 21 filed as an attachment to this Annual Report on Form 10-K. FirstMerit Mortgage Corporation located in Canton, Ohio, originates residential mortgage loans and provides mortgage loan servicing for itself and

FirstMerit Bank. In 1993, FirstMerit Equipment Finance, Inc. (f.k.a. FirstMerit Credit Services and FirstMerit Leasing) provides lease financing and related services. FirstMerit Advisors, Inc. provides certain financial planning services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

FirstMerit Bank is the parent corporation of Mobile Consultants, Inc. (“MCI”), which formerly conducted business as a broker and servicer of manufactured housing finance contracts. FirstMerit Bank announced in 2001 that it had ceased making new manufactured housing loan originations through MCI, and in 2003, FirstMerit Bank sold its remaining portfolio of manufactured housing loans and assigned all related servicing obligations. MCI continues to wind up business and provides servicing for a diminishing pool of contracts issued previously in connection with certain correspondent bank relationships and programs.

FirstMerit Bank is also the parent corporation of FirstMerit Insurance Group, Inc., a life insurance and financial consulting firm, FirstMerit Insurance Agency Inc., an insurance agency licensed to sell life insurance products and annuities, FirstMerit Title Agency, Inc. and FirstMerit Mortgage Reinsurance Company, Inc.

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

Competition

The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, brokerage institutions, money market funds and insurance companies. Primary financial institution competitors include PNC Bank, KeyBank, Huntington Bank, US Bank and Fifth Third Bank.

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

Subsidiary Bank.  FirstMerit Bank is subject to regulation and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Deposit Insurance Corporation (“FDIC”).

Nonbank Subsidiaries.  Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s investment advisory subsidiary is regulated by the SEC, the Financial Industry Regulatory Authority, and state securities regulators. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

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

U.S. Treasury.  On January 9, 2009, FirstMerit completed the sale to the United States Department of the Treasury (the “Treasury”) of $125.0 million of newly-issued FirstMerit non-voting preferred shares as part of the Treasury’s Capital Purchase Program (“CPP”) enacted as part of the Troubled Assets Relief Program (“TARP”), under the Emergency Economic Stabilization Act of 2008 (“EESA”). The Treasury has certain supervisory and oversight duties and responsibilities under EESA and the CPP and, pursuant to the terms of a Letter Agreement and a Securities Purchase Agreement — Standard Terms attached thereto (collectively, the “Securities Purchase Agreement”), the Treasury is empowered to unilaterally amend any provision of the Securities Purchase Agreement with FirstMerit to the extent required to comply with any changes in applicable federal statutes.

SIGTARP.  The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), was established pursuant to Section 121 of EESA, and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the CPP, including the shares of non-voting preferred shares purchased from FirstMerit.

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

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to FirstMerit. FirstMerit has strong corporate governance policies and practices, including an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, Corporate Governance and Nominating Committee Charter, and Code of Business Conduct and Ethics. The Board of Directors reviews FirstMerit’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on the Corporation’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

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

The Federal Reserve Board revised its bank holding company rating system, effective January 1, 2005, to align the system more closely with current supervisory practices. The revised system emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s). A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and, like current ratings, are not made public.

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

On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly-issued FirstMerit non-voting preferred shares as part of the CPP enacted by the Treasury under the EESA. Pursuant to the terms of the Securities Purchase Agreement, FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (2) a warrant (the “Warrant”) to purchase 952,260 FirstMerit common shares, each without par value (“Common Shares”), at an exercise price of $19.69 per share. Under the standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by FirstMerit’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of FirstMerit.

As long as the Series A Preferred Shares remain outstanding, FirstMerit is permitted to declare and pay dividends on its common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Until the third anniversary of the sale of the Series A Preferred Shares, unless such shares have been transferred or redeemed in whole, any increase in dividends on FirstMerit’s common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.29 per share) will require prior approval of the Treasury. The terms of FirstMerit’s agreement with the Treasury allow for additional restrictions, including those on dividends, to be imposed by the Treasury, including unilateral amendments required to comply with legislative changes. Under the American Recovery and Reinvestment Act of 2009 (“ARRA”), FirstMerit may repay the Treasury without penalty and without the need to raise new capital, subject to Treasury’s consultation with the appropriate regulating agency, in which event these restrictions would no longer apply.

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

Capital Requirements

General.  FirstMerit is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type: core (“Tier 1”) capital, supplementary (“Tier 2”) capital, and market risk (“Tier 3”) capital. Tier 1 capital includes common equity, qualifying perpetual preferred equity, and minority interests in the equity accounts of consolidated subsidiaries less certain intangible assets (including goodwill) and certain other assets. Tier 2 capital includes qualifying hybrid capital instruments and mandatory convertible debt securities, perpetual preferred equity not meeting Tier 1 capital requirements, qualifying term subordinated debt, medium-term preferred equity, certain unrealized holding gains on certain equity securities, and the allowance for loan and lease losses. Tier 3 capital includes qualifying unsecured subordinated debt. Information concerning FirstMerit’s regulatory capital requirements is set forth in Note 20 to the consolidated financial statements, and in “Capital Resources” under Item 7.

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

FirstMerit believes that its bank subsidiary was well capitalized at December 31, 2008, based on these prompt corrective action ratios and guidelines. A bank’s capital category is determined solely for the purpose of applying the OCC’s (or the FDIC’s) prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

All of the proceeds from the sale by FirstMerit of the Series A Preferred Shares and the Warrant to the Treasury for $125.0 million on January 9, 2009 will qualify as Tier I capital for regulatory purposes.

Deposit Insurance

On February 8, 2006, the President signed the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) into law. Under the Reform Act, the Bank Insurance Fund and the Savings Association Insurance Fund merged into a new fund, the Deposit Insurance Fund (“DIF”). Final rules under the Reform Act became effective in 2007, establishing a base assessment schedule for DIF/FDIC premiums, to be charged in arrears on deposit balances held at the close of each quarter, using a factor determined by the financial institution’s CAMEL component ratings, financial ratios and/or long-term debt issuer ratings. The final rules of the Reform Act also provided a one-time assessment credit pool of approximately $4.7 billion (10.5 basis points of the combined assessment base of the Bank Insurance Fund and Savings Association Insurance Fund as of December 31, 2001) to be shared by eligible institutions and used as a credit against insurance premium assessments. FirstMerit’s share of the assessment credit pool was $8.7 million, and provided for quarterly assessment credits totaling $3.4 million in 2007 and $4.0 million in 2008; the remaining $1.3 million credit balance will be exhausted with the premium assessment for the first quarter 2009.

During 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and depleted the DIF. In order to maintain a strong funding position and restore the reserve ratio of the DIF to at least 1.15 percent by the end of 2013 (as required by law), the FDIC voted on December 16, 2008 to increase assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, will require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels. Currently, financial institutions pay between 5 and 43 basis points of their domestic deposits for FDIC insurance. Under the 2008 rules, risk-based rates would range between 12 and 50 basis points, annualized, beginning with the first quarter 2009 assessment.

As part of the 2008 changes, the FDIC instituted two temporary programs to further insure customer deposits at FDIC-member banks. Through December 31, 2009, deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).

As of December 10, 2008, FirstMerit’s FDIC assessment level was 5.36 basis points. Through utilization of an assessment calculation template provided by the FDIC, it is estimated that the changes in 2009 will increase FirstMerit’s FDIC insurance assessment rate to 12.45 basis points on an annualized basis. Based on current deposit projections, it is expected that FirstMerit will incur an expense of $10.2 million in 2009 and $10.9 million in 2010 at the 12.45 basis point assessment rate, compared to the $4.3 million in 2008 against which FirstMerit’s assessment credits were applied.

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

EESA

In response to the financial crisis affecting the banking system and financial markets, on October 3, 2008, EESA was signed into law and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting FirstMerit.

ARRA

ARRA, more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation

Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of FirstMerit or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Summary

To the extent that the previous information describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to FirstMerit could have a material effect on the business of FirstMerit.

ITEM 1A.	RISK FACTORS

The enactment of EESA and ARRA may significantly affect our financial condition, results of operation, liquidity or stock price.

EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, President Obama signed ARRA, as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common shares.

There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Difficult economic conditions and market volatility have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for more than fifteen months. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

•	Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with EESA and ARRA. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect our ability to market our products and services.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Our profitability depends significantly on economic conditions in the geographic region in which we operate

Substantially all of our loans are to individuals and businesses in Ohio, consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

The strength and stability of other financial institutions may adversely affect our business.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institution or the financial services industry in general, have led to marketwide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Any such losses could materially and adversely affect our results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers seemingly without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, securities and other earning assets and (ii) the interest rates we pay on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income and could have a material adverse effect on our financial condition and results of operations. Additional information regarding interest rate risk is included in the section captioned “Interest Rate Sensitivity” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation, and FirstMerit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates” in Item 1. Business.

Because of our participation in the CPP under EESA, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares, as well as restrictions on compensation paid to our executive officers.

Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares. Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.29 per share) without the Treasury’s approval until January 9, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. In addition, our ability to repurchase our shares is restricted. The consent of the Treasury generally is required for us to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until January 9, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends. The terms of the Securities Purchase Agreement allow the Treasury to impose additional restrictions, including those on dividends and including unilateral amendments required to comply with changes in applicable federal law.

In addition, pursuant to the terms of the Securities Purchase Agreement, we adopted the Treasury’s current standards for executive compensation and corporate governance for the period during which the Treasury holds the equity securities issued pursuant to the Securities Purchase Agreement, including the common shares which may be issued upon exercise of the Warrant. These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibition on making “golden parachute payments” to senior executive officers; and (iv) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods.

The adoption of ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the CPP or those previously proposed by the Treasury, but it is yet unclear how these executive compensation standards will relate to the similar standards announced by the Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Future sales of our common shares or other securities may dilute the value of our common shares, which may adversely affect the market price of our common shares or the Series A Preferred Shares.

In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities, including common shares authorized and unissued under our stock option plans or additional shares of preferred stock. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common shares or the Series A Preferred Shares.

If our actual loan losses exceed our allowance for credit losses, our net income will decrease.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which could have a material adverse effect on our operating results. In accordance with accounting principles generally accepted in the United States, we maintain an allowance for credit losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for credit losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could have a material adverse effect on our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. We cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could have a material adverse effect on our financial condition and results of operations. Additional information regarding the allowance for loan losses is included in the sections captioned “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Allowance for Credit Losses” within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The financial services industry is extensively regulated. FirstMerit Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a holding company, we also are subject to regulation and oversight by the Federal Reserve Board. FirstMerit is also now subject to supervision, regulation and investigation by the Treasury and SIGTARP under EESA. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us. Additional information regarding regulation and supervision is included in the section captioned “Regulation and Supervision” in Item 1. Business.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

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

Not Applicable.

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

FirstMerit Bank

The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 124,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 99 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 64 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

(a) A Special Meeting of Shareholders was held on January 5, 2009, for which the Board of Directors solicited proxies.

(b) The following matters were voted on at the Special Meeting of Shareholders:

Amendments to Article FOURTH of FirstMerit’s Articles of Incorporation to provide FirstMerit’s Board of Directors with the authority to (1) limit the voting rights of shares of preferred stock issued by the Corporation, and (2) issue preferred stock with the right to elect up to two directors (“Preferred Directors”). These amendments were necessary to enable the Corporation to participate, in the U.S. Department of the Treasury’s Capital Purchase Program, which was created under the Emergency Economic Stabilization Act of 2008.

Amendments to Article III of the Corporation’s Second Amended and Restated Code of Regulations, to accommodate the election of the Preferred Directors.

(1) Amendments of Article FOURTH of FirstMerit’s Articles of Incorporation:

Votes For	Votes Against	Abstentions

63,911,547	2,307,777	458,289

(2) Amendments to Article III of the Corporation’s Second Amended and Restated Code of Regulations:

Votes For	Votes Against	Abstentions

47,647,122	18,274,232	442,993

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the executive officers of FirstMerit as of December 31, 2008. Unless otherwise stated, each listed position was held on January 1, 2004.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Paul G. Greig	53	05/18/06	Chairman, President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; previously President and Chief Executive Officer of Charter One Bank-Illinois.
Terrence E. Bichsel	59	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
Kenneth Dorsett	54	09/10/07	Executive Vice President, Wealth Management Services since September 10, 2007; previously President and Chief Executive Officer of Everest Advisors, Inc.
Mark J. Grescovich	44	10/18/02	Executive Vice President Commercial Banking of FirstMerit since July, 2006; previously Executive Vice President and Chief Corporate Banking Officer of FirstMerit Bank.
Chistopher J. Maurer	59	01/01/94	Executive Vice President, Human Resources.
William Richgels	58	05/01/07	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President & Senior Credit Officer of JPMorganChase.
Julie A. Robbins	45	02/09/07	Executive Vice President, Retail, since February 9, 2007; previously Senior Vice President, Washington Mutual.
Larry A. Shoff	52	09/01/99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank.
Judith A. Steiner	46	05/14/90	Executive Vice President, Secretary and General Counsel of FirstMerit Corporation since July 1, 2008; previously Senior Vice President, Assistant Counsel, Assistant Secretary and AML/BSA Officer of FirstMerit Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FirstMerit’s common shares are quoted on The NASDAQ Stock Market under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)

			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-07	24.64	20.56	0.29	10.78
06-30-07	21.89	20.08	0.29	10.71
09-30-07	21.24	17.30	0.29	11.00
12-31-07	21.69	18.02	0.29	11.24
03-31-08	22.95	16.71	0.29	11.59
06-30-08	21.94	16.31	0.29	11.43
09-30-08	30.88	13.76	0.29	11.44
12-31-08	24.39	15.02	0.29	11.58

(1)	This table sets forth the high and low bid quotations and dividend rates for FirstMerit Corporation for each quarterly period presented. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

Potential regulatory restrictions regarding FirstMerit’s ability to pay dividends are described in Note 7 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, as well as in “Regulation and Supervision — Dividends and Transactions with Affiliates” in Item 1 of this Report.

On February 6, 2009, there were approximately 17,867 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common shares during the fourth quarter of the 2008 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased(1)	Paid per Share	or Programs(2)	Plans or Programs

Balance as of September 30, 2008				396,272
October 1, 2008 — October 31, 2008	1,597	$21.84	—	396,272
November 1, 2008 — November 30, 2008	1,202	21.13	—	396,272
December 1, 2008 — December 31, 2008	16,101	22.93	—	396,272

Balance as of December 31, 2008	18,900	$22.72	—	396,272

(1)	18,900 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.

(2)	On January 19, 2006 the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (“the “Prior Repurchase Plan”). FirstMerit had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)

Results of Operations
Interest income	$553,826	$636,994	$603,841	$541,446	$497,395
Conversion to fully-tax equivalent	5,976	5,494	2,919	2,621	2,712

Interest income*	559,802	642,488	606,760	544,067	500,107
Interest expense	197,637	299,448	263,468	192,451	146,590

Net interest income*	362,165	343,040	343,292	351,616	353,517
Provision for loan losses	58,603	30,835	76,112	43,820	73,923

Net interest income after provision for loan losses*	303,562	312,205	267,180	307,796	279,594
Other income	201,436	196,923	195,148	190,466	174,285
Other expenses	330,633	330,226	328,087	313,508	311,929

Income before federal income taxes*	174,365	178,902	134,241	184,754	141,950
Federal income taxes	48,904	50,381	36,376	51,650	36,024
Fully-tax equivalent adjustment	5,976	5,494	2,919	2,621	2,712

Federal income taxes*	54,880	55,875	39,295	54,271	38,736

Net income	$119,485	$123,027	$94,946	$130,483	$103,214

Per share:
Basic net income	$1.48	$1.53	$1.18	$1.56	$1.22

Diluted net income	$1.48	$1.53	$1.18	$1.56	$1.21

Cash dividends	$1.16	$1.16	$1.14	$1.10	$1.06
Performance Ratios
Return on total assets (“ROA”)	1.13%	1.19%	0.94%	1.27%	1.00%
Return on common shareholders’ equity (“ROE”)	12.76%	14.05%	10.67%	13.50%	10.49%
Net interest margin — tax-equivalent basis	3.72%	3.62%	3.71%	3.73%	3.71%
Efficiency ratio	58.78%	61.12%	60.77%	57.88%	58.60%
Book value per common share	$11.58	$11.24	$10.56	$11.39	$11.66
Average shareholders’ equity to total average assets	8.87%	8.48%	8.79%	9.42%	9.53%
Dividend payout ratio	78.38%	75.82%	96.61%	70.51%	87.60%
Balance Sheet Data
Total assets (at year end)	$11,100,026	$10,400,666	$10,298,702	$10,161,317	$10,122,627
Long-term debt (at year end)	1,344,195	203,755	213,821	300,663	299,743
Daily averages:
Total assets	$10,549,442	$10,318,788	$10,130,015	$10,264,429	$10,318,305
Earning assets	9,729,909	9,482,759	9,261,292	9,434,664	9,515,958
Deposits and other funds	9,424,132	9,252,166	9,072,820	9,139,578	9,195,730
Shareholders’ equity	936,088	875,526	889,929	966,726	983,529

*  Fully tax-equivalent basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2008, 2007 AND 2006

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2008, 2007 and 2006. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

HIGHLIGHTS OF 2008 PERFORMANCE

Earnings Summary

FirstMerit Corporation reported fourth quarter 2008 net income of $29.1 million, or $0.36 per diluted share. This compares with $29.8 million, or $0.37 per diluted share, for the third quarter 2008 and $31.5 million, or $0.39 per diluted share, for the fourth quarter 2007. For the full year 2008, the Company reported net income of $119.5 million, or $1.48 per diluted share, compared with $123.0 million, or $1.53 per diluted share in 2007.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2008 were 12.47% and 1.08%, respectively, compared with 12.73% and 1.12%, respectively, for the third quarter 2008 and 13.87% and 1.21% for the fourth quarter 2007.

Average loans during the fourth quarter of 2008 increased $83.9 million, or 1.15%, compared with the third quarter of 2008 and increased $414.7 million, or 5.97%, compared with the fourth quarter of 2007. Increases in the respective periods were due to average commercial loan growth of $104.2 million, or 2.50%, and $433.9 million, or 11.30%.

Average deposits were $7.7 billion during the fourth quarter of 2008, up $346.2 million, or 4.73%, compared with the third quarter of 2008, and an increase of $332.7 million, or 4.53%, compared with the fourth quarter of 2007. For the fourth quarter 2008, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $202.6 million, or 4.41%, compared with the third quarter 2008 and $403.0 million, or 9.16%, compared with the fourth quarter 2007. Core deposits represented 62.57% of total average deposits, compared with 62.76% for the third quarter 2008 and 59.92% for the fourth quarter 2007. The increase in both periods reflects success stemming from strategic retail and business marketing campaigns for core deposits within the Corporation’s regional banking areas.

The Corporation’s investment portfolio yield increased in the fourth quarter of 2008, to 5.01%, compared with 4.97% in the third quarter of 2008, and increased from 4.99% in the fourth quarter of 2007. The increased investment portfolio yields contributed to net interest margin expansion in both periods.

Net interest margin was 3.82% for the fourth quarter of 2008 compared with 3.78% for the third quarter of 2008 and 3.66% for the fourth quarter of 2007. Lower funding costs supported margin expansion over both periods.

Net interest income on a fully tax-equivalent (“FTE”) basis was $94.9 million in the fourth quarter 2008 compared with $92.7 million in the third quarter of 2008 and $87.6 million in the fourth quarter of 2007. The increases in FTE net interest income compared with those two periods resulted from expansion in the net interest margin due to decreased liability costs.

Noninterest income net of securities transactions for the fourth quarter of 2008 was $51.2 million, an increase of $4.2 million, or 8.95%, from the third quarter of 2008 and an increase of $2.4 million, or 4.85%, from the fourth quarter of 2007. In the fourth quarter of 2008 the Corporation recorded $5.8 million of other income from the sale of Class B Visa Inc. stock. Noninterest income, net of securities gains, as a percentage of net revenue for the fourth quarter of 2008 was 35.07% compared with 33.67% for third quarter of 2008 and 35.80% for the fourth quarter of 2007. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2008 was $88.2 million, an increase of $7.6 million, or 9.47%, from the third quarter of 2008 and an increase of $4.9 million, or 5.94%, from the fourth quarter of 2007. In the fourth quarter of 2008 the Corporation recorded $4.0 million of other expense related to an accrual for litigation, $0.4 million in severance cost from a reduction in force during the quarter and $1.1 million related to foreclosed property. For 2008, operating expenses increased $0.4 million, or 0.12%, compared with 2007, reflecting the success of the Corporation’s strategy to fully rationalize costs throughout the organization. For the fourth quarter of 2008, the efficiency ratio was 60.34%, compared with 57.64% for the third quarter of 2008 and 60.85% for the fourth quarter of 2007.

Net charge-offs totaled $15.2 million, or 0.82% of average loans, in the fourth quarter of 2008 compared with $11.8 million, or 0.64% of average loans, in the third quarter 2008 and $8.9 million, or 0.51% of average loans, in the fourth quarter of 2007.

Nonperforming assets totaled $57.5 million at December 31, 2008, an increase of $14.0 million, or 32.27%, compared with September 30, 2008. Nonperforming assets at December 31, 2008 represented 0.77% of period-end loans plus other real estate compared with 0.59% at September 30, 2008.

The allowance for loan losses totaled $103.8 million at December 31, 2008, an increase of $1.8 million from September 30, 2008. At December 31, 2008, the allowance for loan losses was 1.40% of period-end loans compared with 1.38% at September 30, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.49% at December 31, 2008 compared with 1.47% at September 30, 2008. The allowance for credit losses to nonperforming loans was 211.38% at December 31, 2008, compared with 281.28% at September 30, 2008.

The Corporation’s total assets at December 31, 2008 were $11.1 billion, an increase of $415.2 million, or 3.89%, compared with September 30, 2008 and an increase of $699.4 million, or 6.72%, compared with December 31, 2007. Investment securities increased $322.6 million, or 13.17%, and commercial loans increased $79.7 million, or 1.86%, compared with September 30, 2008. Commercial loans increased $446.3 million, or 11.42%, compared with December 31, 2007, contributing to the majority of asset growth over the prior year period.

Total deposits were $7.6 billion at December 31, 2008, an increase of $167.1 million, or 2.25%, from September 30, 2008 and an increase of $265.9 million, or 3.63%, from December 31, 2007. Core deposits totaled $4.8 billion at December 31, 2008, an increase of $225.6 million, or 4.91%, from September 30, 2008 and an increase of $310.9 million, or 6.90%, from December 31, 2007.

Shareholders’ equity was $937.8 million at December 31, 2008, compared with $926.1 million at September 30, 2008, and $917.0 million at December 31, 2007. The Corporation maintained a strong capital position as tangible common equity to assets was 7.27% at December 31, 2008, compared with 7.45% at September 30, 2008 and 7.56% at December 31, 2007. The common dividend per share paid in the fourth quarter 2008 was $0.29.

On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP. All of the proceeds from this sale of the Series A Preferred Shares and the Warrant by FirstMerit to the Treasury will qualify as Tier I capital for regulatory purposes. The additional capital would have increased its Tier 1 capital ratio to 11.49% at December 31, 2008, and increased its total capital ratio to 13.09% at December 31, 2008.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

ASSETS
Cash and due from banks	$177,089			178,164			186,029
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	1,985,026	94,260	4.75%	1,955,049	85,544	4.38%	2,050,736	81,207	3.96%
Obligations of states and political subdivisions (tax exempt)	294,724	17,910	6.08%	255,461	15,595	6.10%	114,548	7,390	6.45%
Other securities and federal funds sold	216,794	11,326	5.22%	244,749	17,127	7.00%	250,221	15,264	6.10%

Total investment securities and federal funds sold	2,496,544	123,496	4.95%	2,455,259	118,266	4.82%	2,415,505	103,861	4.30%
Loans held for sale	29,419	1,602	5.45%	56,036	3,050	5.44%	47,449	3,153	6.65%
Loans	7,203,946	434,704	6.03%	6,971,464	521,172	7.48%	6,798,338	499,746	7.35%

Total earning assets	9,729,909	559,802	5.75%	9,482,759	642,488	6.78%	9,261,292	606,760	6.55%
Allowance for loan losses	(96,714)			(92,662)			(88,020)
Other assets	739,158			750,527			770,714

Total assets	$10,549,442			10,318,788			10,130,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,530,021	—	—	1,408,726	—	—	1,434,539	—	—
Demand — interest bearing	687,160	2,514	0.37%	733,410	6,824	0.93%	818,735	9,217	1.13%
Savings and money market accounts	2,398,778	29,839	1.24%	2,266,070	54,166	2.39%	2,271,654	50,083	2.20%
Certificates and other time deposits	2,801,623	105,853	3.78%	3,045,715	146,559	4.81%	2,859,218	123,877	4.33%

Total deposits	7,417,582	138,206	1.86%	7,453,921	207,549	2.78%	7,384,146	183,177	2.48%
Securities sold under agreements to repurchase	1,343,441	31,857	2.37%	1,471,785	71,298	4.84%	1,283,951	56,151	4.37%
Wholesale borrowings	663,109	27,574	4.16%	326,460	20,601	6.31%	404,723	24,140	5.96%

Total interest bearing liabilities	7,894,111	197,637	2.50%	7,843,440	299,448	3.82%	7,638,281	263,468	3.45%
Other liabilities	189,222			191,096			167,266
Shareholders’ equity	936,088			875,526			889,929

Total liabilities and shareholders’ equity	$10,549,442			10,318,788			10,130,015

Net yield on earning assets	$9,729,909	362,165	3.72%	9,482,759	343,040	3.62%	9,261,292	343,292	3.71%

Interest rate spread			3.25%			2.96%			3.10%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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

Net interest income for the year ended December 31, 2008 was $356.2 million compared to $337.5 million for year ended December 31, 2007 and $340.4 million for the year ended December 31, 2006. The $18.6 million increase in net interest income occurred because the $101.8 million decrease in interest expense was more than the $83.2 million increase in interest income during the same period. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2008 was $6.0 million compared with $5.5 million in 2007 and $2.9 million in 2006.

Net interest income presented on an FTE basis increased $19.1 million or 5.58% to $362.2 million in 2008 compared to $343.0 million in 2007 and $343.3 million in 2006. The increase from 2007 to 2008 occurred because the $101.8 million decrease in interest expense was more than the $82.7 million decrease in interest income during same period. The $0.3 million decrease from 2007 to 2006 occurred because the $36.0 million increase in interest expense was more than the $35.7 million increase in interest income during same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the rise in interest rates throughout the year.

The average yield on earning assets decreased 103 basis points from 6.78% in 2007 to 5.75% in 2008 decreasing interest income by $82.7 million. Higher outstanding balances on total average earning assets in 2008 caused interest income to increase $18.0 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $2.7 million, and higher rates earned on the securities increased interest income by $2.8 million. Average loans outstanding, up from last year, increased 2008 interest income by $15.4 million and lower yields earned on the loans, decreased 2008 loan interest income by $103.4 million. Similarly, the average yield on earning assets increased 23 basis points from 6.55% in 2006 to 6.78% in 2007 increasing interest income by $35.7 million. Higher outstanding balances on total average earning assets in 2007 caused interest income to increase $17.6 million from 2006 levels. At December 31, 2007 average balances for investment securities were up from the 2006 year increased interest income by $4.1 million, and higher rates earned on the securities also increased interest income by $13.4 million. Average loans outstanding, up from 2006 year, increased 2007 interest income by $7.9 million while higher yields earned on the loans also increased 2007 loan interest $7.9 million.

The cost of funds for the year as a percentage of average earning assets decreased 113 basis points from 3.16% in 2007 to 2.03% in 2008. The cost of funds for the year as a percentage of average earning assets increased 32 basis points from 2.84% in 2006 to 3.16% in 2007. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the drop in interest rates was the primary factor in this increase.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2008 and 2007			2007 and 2006
	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)

INTEREST INCOME
Investment securities:
Taxable	$290	2,924	3,214	(4,523)	10,555	6,032
Tax-exempt	2,386	(71)	2,315	8,622	(417)	8,205
Loans held for sale	(1,449)	1	(1,448)	518	(621)	(103)
Loans	16,886	(103,354)	(86,468)	12,857	8,569	21,426
Federal funds sold	(152)	(147)	(299)	169	(1)	168

Total interest income	17,961	(100,647)	(82,686)	17,643	18,085	35,728

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	(405)	(3,905)	(4,310)	(898)	(1,495)	(2,393)
Savings and money market accounts	3,007	(27,334)	(24,327)	(123)	4,206	4,083
Certificates and other time deposits (“CDs”)	(11,060)	(29,646)	(40,706)	8,411	14,271	22,682
Securities sold under agreements to repurchase	(5,754)	(33,687)	(39,441)	8,724	6,423	15,147
Wholesale borrowings	15,799	(8,826)	6,973	(4,876)	1,337	(3,539)

Total interest expense	1,587	(103,398)	(101,811)	11,238	24,742	35,980

Net interest income	$16,374	2,751	19,125	6,405	(6,657)	(252)

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.

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

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net interest income	$356,189	337,546	340,373
Tax equivalent adjustment	5,976	5,494	2,919

Net interest income — FTE	$362,165	343,040	343,292

Average earning assets	$9,729,909	9,482,759	9,261,292

Net interest margin	3.72%	3.62%	3.71%

The net interest margin for 2008 was 3.72% compared to 3.62% in 2007 and 3.71% in 2006. As discussed in the previous section, the increase in the net interest margin during 2008 was primarily a result of the drop in interest rates and the increase in core deposits. The decrease in 2007 over 2006 was a result of a drop in earning assets coupled with a shift in customer preference to higher yielding certificate of deposits.

Other Income

Excluding investment securities gains, other income totaled $201.4 million in 2008 an increase of $4.5 million or 2.29% from 2007 and an increase of $6.3 million or 3.22% from 2006. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 35.50% compared to 36.34% in 2007. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year ended December 31,
	2008	2007	2006
	(In thousands)

Trust department income	$22,127	23,245	22,653
Service charges on deposits	62,862	67,374	71,524
Credit card fees	47,054	46,502	44,725
ATM and other service fees	10,894	12,621	12,817
Bank owned life insurance income	12,008	13,476	14,339
Investment services and life insurance	10,503	11,241	9,820
Investment securities gains (losses), net	2,126	1,123	22
Loan sales and servicing income	6,940	10,311	7,513
Gain on Visa Inc.	13,666	—	—
Other operating income	13,256	11,030	11,735

	$201,436	196,923	195,148

Trust department income decreased by 4.81%, down $1.1 million in 2008 after an increase of 2.61%, or $0.59 million in 2007 over 2006. Service charges on deposits decreased by $4.5 million or 6.70% in 2008, and were down $4.2 million or 5.80% in 2007 versus 2006. The decrease in service charges on deposits during the current year is due primarily to changes in customer behavior whereby they maintain higher balances in order to avoid being charged fees as well as new product initiatives that do not charge fees. Credit card fees increased $0.6 million or 1.19% in 2008, and $1.8 million or 3.97% in 2007 over 2006 primarily due to increasing volumes. ATM and other service charge fees have decreased $1.7 million or 13.68% in 2008; this decrease was also volume driven. Bank owned life insurance income decreased $1.5 million or 10.89% compared to 2007 which was up primarily due to death benefit proceeds received in 2007. Investment services and insurance income decreased $0.7 million in 2008 after an increase of $1.4 in 2007 over 2006. During 2008, investment securities were sold for a gain of $2.1 million up 89.3% from 2007. Loan sales and servicing income decreased $3.4 million or 32.69% in 2008 after an increase of $2.8 million or 37.24% in 2007 over 2006. During the fourth quarter of 2008, the Corporation recorded $5.8 million from the sale of Class B Visa, Inc stock. This followed a $7.9 million gain from the partial redemption of the shares in the first quarter of 2008. During the first quarter of 2007 $4.1 million of net gains were recorded from the commercial loan sale more fully described in the Asset Quality section of this report.

Federal Income Taxes

Federal income tax expense totaled $48.9 million in 2008 compared to $50.4 million in 2007 and $36.4 million in 2006. The effective federal income tax rate for 2008 was 29.04% compared to 29.05% in 2007 and 27.70% in 2006. Pursuant the requirements under Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and more fully described in Note 1 (Summary of Significant Accounting Policies), tax reserves have been specifically estimated for potential at-risk items. Further federal income tax information is contained in Note 11 (Federal Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $330.6 million in 2008 compared to $330.2 million in 2007 and $328.1 million in 2006, an increase of $0.41 million or 0.12% over 2007 and an increase of $2.6 million or 0.78% over 2006.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Salaries and wages	$133,091	$126,689	$130,446
Pension and employee benefits	46,372	43,768	46,254
Net occupancy expense	24,649	25,679	24,814
Equipment expense	24,137	25,401	24,826
Taxes, other than federal income taxes	6,580	6,575	(2,329)
Stationery, supplies and postage	9,372	9,436	9,912
Bankcard, loan processing, and other costs	29,456	29,781	28,211
Advertising	9,494	9,001	7,085
Professional services	11,695	15,865	16,971
Telephone	3,947	4,362	4,722
Amortization of intangibles	573	889	889
Other operating expense	31,267	32,780	36,286

	$330,633	$330,226	$328,087

Salaries and wages were $133.1 million in 2008, an increase of $6.4 million or 5.05% over 2007. There was a decrease in salaries and wages in from 2006 to 2007 of $3.8 million or 2.88%. Increases generally reflect the annual employee merit increases which were offset by decrease in headcount. Pension and employee benefits were $46.4 million in 2008, an increase of $2.6 million or 5.95% from 2007, primarily due to increased pension expense and health care costs related to self insured medical plans. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the increases in pension and postretirement medical expenses.

Professional services expenses decreased $4.2 million or 26.28% in 2008 over 2007 due in part to the consulting services necessary to remediate Bank Secrecy Act issues performed in 2007 and completed in the first quarter of 2008.

The efficiency ratio for 2008 was 58.78%, compared to 61.12% in 2007 and 60.77% in 2006. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during 2008, 58.78 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

FINANCIAL CONDITION

Investment Securities

The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investment securities have been classified as available-for-sale.

At year-ends 2008 and 2007, investment securities at fair value totaled $2.8 billion and $2.5 billion, respectively. The 12.72% increase in the total portfolio occurred primarily in the mortgage-backed security portfolio and U.S Government agency portfolio. Additional discussion of the increase in investment securities is located in the Liquidity Risk Management section of this report.

Over 60% of the Corporation’s portfolio consists of mortgage-backed securities (“MBS”) all of which are issued by government sponsored enterprises or the Government National Mortgage Association and are traded in highly liquid secondary markets. Management employs an outside bond pricing service to determine the fair value at which they should be recorded on the balance sheet. In performing the valuations, the pricing service relies on models that consider security-specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions.

Approximately 20% of the Corporation’s portfolio consists of collateralized mortgage obligations (“CMO”) for which guaranteed loans of government sponsored enterprises serve as collateral.

Municipal bonds constitute approximately 12% of the Corporation’s portfolio. All bonds are individually rated with over 95% rated AA or better.

The Corporation does hold investments in bank single issue trust preferred securities; however, such investments only approximate 2% of the entire portfolio. There are seven individual issuers of the trust preferred securities held. All securities are rated and have maintained an investment grade status.

A summary of the composition, yields and remaining maturities of investment securities is presented below as of year-ends 2008 and 2007. For more information about securities, see Note 2 (Investment Securities) to the consolidated financial statements.

	U.S.	Obligations
	Government	of states and	Mortgage-			Weighted
	agency	political	backed	Other		Average
	obligations	subdivisions	securities	securities	Total	Yield

December 31, 2008
Remaining maturity:
One year or less	$51,471	$11,714	$5,283	$2,862	$71,330	4.20%
Over one year through five years	513,861	21,732	1,431,611	147,854	2,115,058	4.68%
Over five years through ten years	—	29,853	271,332	253	301,438	5.28%
Over ten years	—	252,871	—	32,151	285,022	5.79%

Fair Value	$565,332	$316,170	$1,708,226	$183,120	$2,772,848	4.85%
Amoritized Cost	559,382	317,024	1,681,378	213,886	2,771,670
Weighted-Average Yield	4.27%	6.12%	4.81%	4.79%	4.85%
Weighted-Average Maturity	2.2	11.8	3.7	8.8	4.7
December 31, 2007
Fair Value	$450,122	$280,604	$1,508,115	$221,112	$2,459,953
Amoritized Cost	452,671	279,312	1,514,081	227,213	2,473,277

Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. Unrealized losses on specific available-for-sale securities deemed to be “other-than-temporary” are included in earnings. Net unrealized losses were $38.3 million and $23.5 million as of December 31, 2008 and 2007, respectively. The unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds seven, single issuer, trust preferred securities and utilizes broker quotes to determine their fair value. Such investments only approximate 2% of the entire investment portfolio. All trust preferred securities have a stated maturity, are rated and have maintained an investment grade status. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities, or the value the Corporation could realize if it were forced to sell the securities into the secondary market now. The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at December 31, 2008. For more information about impairment, including gross unrealized gains and losses by type of security, see Note 2 (Investment Securities) to the consolidated financial statements.

Loans

Total loans outstanding at year-end 2008 increased 6.05% to $7.4 billion compared to one year ago, at $7.0 billion. The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Commercial loans	$4,352,730	$3,906,448	$3,694,121	$3,519,483	$3,290,819
Mortgage loans	547,125	577,219	608,008	628,581	639,715
Installment loans	1,574,587	1,598,832	1,619,747	1,524,355	1,592,781
Home equity loans	733,832	691,922	731,473	778,697	676,230
Credit card loans	149,745	153,732	147,553	145,592	145,042
Leases	67,594	73,733	77,971	70,619	88,496

Total loans	$7,425,613	$7,001,886	$6,878,873	$6,667,327	$6,433,083
Less allowance for loan losses	103,757	94,205	91,342	90,661	97,296

Net loans	$7,321,856	$6,907,681	$6,787,531	$6,576,666	$6,335,787

	At December 31, 2008
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
	(In thousands)

Due in one year or less	$1,889,675	$235,325	$535,436	$286,450	$99,794	$28,574
Due after one year but within five years	1,997,421	265,669	850,269	381,643	49,951	38,650
Due after five years	465,634	46,131	188,882	65,739	—	1,370

Total	$4,352,730	$547,125	$1,574,587	$733,832	$149,745	$68,594

Loans due after one year with interest at a predetermined fixed rate	$997,321	$152,751	$1,030,051	$13,888	$13,680	$40,020
Loans due after one year with interest at a floating rate	1,465,734	159,049	9,100	433,494	36,271	—

Total	$2,463,055	$311,800	$1,039,151	$447,382	$49,951	$40,020

Despite the slowdown of the manufacturing-based economy in Northeast Ohio commercial loans increased 11.42% in 2008 and 5.75% in 2007. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. Declining interest rates during 2008 resulted in an increase in mortgage loan originations; however, due to the downturn in the housing market there was an overall decrease of 5.21% in balances retained in portfolio.

Outstanding home equity loan balances increased $41.9 million or 6.06% from December 31, 2007 and installment loans decreased $24.2 million or 1.52% reflecting the on-going economic downturn. Credit card loans were also down $4.0 million or 2.59% from December 31, 2007.

There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1, 3 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices. The following tables display the components of the allowance for loan losses at December 31, 2008 and 2007.

At December 31, 2008 the allowance for loan losses was $103.8 million or 1.40% of loans outstanding, compared to $94.2 million or 1.35% at year-end 2007. The allowance equaled 198.76% of nonperforming loans at year-end 2008 compared to 299.7% at year-end 2007. The increase in the allowance for loan losses is attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $18.3 million at year-end 2008 and $22.7 million at year-end 2007. The decrease in the additional allocation was offset by the increase in the calculated loss migration analysis as the loans were downgraded during 2008. Nonperforming loans have increased by $19.1 million over December 31, 2007 primarily attributable to the declining economic conditions.

Net charge-offs were $49.1 million in 2008 compared to $28.0 million in 2007 and $75.4 million (including the loans held for sale) in 2006. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 0.82% in 2008, 0.40% in 2007 and 1.11% in 2006. Losses are charged against the allowance for loan losses as soon as they are identified.

During the first quarter of 2007, $73.7 million of commercial loans and $7.2 million of other real estate were sold. The loans were written down to their fair market value of $50.6 million and reclassified as loans held for sale in the fourth quarter of 2006.

The allowance for unfunded lending commitments at December 31, 2008, 2007 and 2006 was $6.6 million, $7.4 million and $6.3 million, respectively.

The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $110.3 million at year-end 2008, $101.6 million at year-end 2007 and $97.6 million at year-end 2006.

Allowance for Credit Losses

	For the year ended December 31,
	2008	2007	2006
	(In thousands)

Allowance for loan losses, beginning of period	$94,205	$91,342	$90,661
Net charge-offs	(49,051)	(27,972)	(52,342)
Allowance related to loans held for sale	—	—	(23,089)
Provision for loan losses	58,603	30,835	76,112

Allowance for loan losses, end of period	$103,757	$94,205	$91,342

Reserve for unfunded lending commitments, beginning of period	$7,394	$6,294	$6,072
Provision for credit losses	(806)	1,100	222

Reserve for unfunded lending commitments, end of period	$6,588	$7,394	$6,294

Allowance for credit losses	$110,345	$101,599	$97,636

The following tables display the components of the allowance for loan losses at December 31, 2008, 2007 and 2006.

	At December 31, 2008
	Loan Type
Allowance for Loan	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$8,438	$45,220	$—	$—	$—	$—	$—	$53,658
Allowance	48	3,924	—	—	—	—	—	3,972
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,316	9,030	5,976					52,322
Grade 1 allowance	42	18	8					68
Grade 2 loan balance	199,166	138,399	3,046					340,611
Grade 2 allowance	664	606	12					1,282
Grade 3 loan balance	559,165	566,369	27,980					1,153,514
Grade 3 allowance	1,765	3,961	108					5,834
Grade 4 loan balance	992,118	1,583,721	28,333					2,604,172
Grade 4 allowance	8,920	27,145	287					36,352
Grade 5 (Special Mention) loan balance	33,940	41,215	190					75,345
Grade 5 allowance	1,110	2,495	6					3,611
Grade 6 (Substandard) loan balance	66,134	72,387	2,069					140,590
Grade 6 allowance	6,074	9,009	194					15,277
Grade 7 (Doubtful) loan balance	33	79	—					112
Grade 7 allowance	4	6	—					10
Consumer loans based on payment status:
Current loan balances				1,548,639	730,503	143,934	515,093	2,938,169
Current loans allowance				12,762	4,823	3,465	2,736	23,786
30 days past due loan balance				16,912	1,704	2,149	13,264	34,029
30 days past due allowance				2,078	494	866	473	3,911
60 days past due loan balance				5,728	1,087	1,550	5,339	13,704
60 days past due allowance				2,122	748	978	643	4,491
90+ days past due loan balance				3,308	538	2,112	13,429	19,387
90+ days past due allowance				2,097	602	1,804	660	5,163

Total loans	$1,896,310	$2,456,420	$67,594	$1,574,587	$733,832	$149,745	$547,125	$7,425,613

Total Allowance for Loan Losses	$18,627	$47,164	$615	$19,059	$6,667	$7,113	$4,512	$103,757

	At December 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$1,869	$14,684	$—	$—	$—	$—	$—	$16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	$2,236,938	$73,733	$1,598,832	$691,922	$153,732	$577,219	$7,001,886

Total Allowance for Loan Losses	$25,509	$34,879	$876	$15,689	$4,875	$6,302	$6,075	$94,205

	At December 31, 2006
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$19,394	$41,889	$—	$—	$—	$—	$—	$61,283
Allowance	973	515	—	—	—	—	—	1,488
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	28,350	2,789	3,526					34,665
Grade 1 allowance	82	2	12					96
Grade 2 loan balance	144,084	109,238	8,927					262,249
Grade 2 allowance	757	412	55					1,224
Grade 3 loan balance	377,713	366,903	33,115					777,731
Grade 3 allowance	2,235	1,902	229					4,366
Grade 4 loan balance	859,458	1,512,529	28,072					2,400,059
Grade 4 allowance	16,555	17,124	643					34,322
Grade 5 (Special Mention) loan balance	57,281	100,657	96					158,034
Grade 5 allowance	3,351	4,163	5					7,519
Grade 6 (Substandard) loan balance	42,771	30,604	2,196					75,571
Grade 6 allowance	5,598	3,118	257					8,973
Grade 7 (Doubtful) loan balance	442	19	—					461
Grade 7 allowance	150	3	—					153
Consumer loans based on payment status:
Current loan balances			1,802	1,600,560	728,302	142,598	576,927	3,050,189
Current loans allowance			6	15,058	2,499	3,578	3,201	24,342
30 days past due loan balance			171	13,165	2,084	1,977	11,813	29,210
30 days past due allowance			2	1,245	236	725	399	2,607
60 days past due loan balance			30	4,340	523	1,122	4,840	10,855
60 days past due allowance			1	1,180	150	660	524	2,515
90+ days past due loan balance			36	1,682	564	1,856	14,428	18,566
90+ days past due allowance			4	823	266	1,628	1,016	3,737

Total loans	$1,529,493	$2,164,628	$77,971	$1,619,747	$731,473	$147,553	$608,008	$6,878,873

Total Allowance for Loan Losses	$29,701	$27,239	$1,214	$18,306	$3,151	$6,591	$5,140	$91,342

A five-year summary of activity follows:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses at January 1,	$94,205	$91,342	$90,661	$97,296	$91,459
Loans charged off:
Commercial	16,318	7,856	32,628	19,349	25,073
Mortgage	4,696	5,026	1,670	1,721	1,174
Installment	24,740	18,343	20,682	29,307	35,958
Home equity	4,153	4,151	3,847	4,340	3,085
Credit cards	9,821	8,497	8,294	11,320	11,254
Manufactured housing	—	—	—	—	443
Leases	26	41	3,607	3,068	2,012
Overdrafts	2,634	234	—	—	—

Total	62,388	44,148	70,728	69,105	78,999

Recoveries:
Commercial	2,388	4,351	3,734	4,166	6,068
Mortgage	76	44	142	190	42
Installment	7,071	8,021	10,340	9,495	11,545
Home equity	851	1,265	1,293	1,302	1,430
Credit cards	1,831	1,842	2,123	2,348	2,920
Manufactured housing	247	323	451	710	1,088
Leases	104	286	303	439	491
Overdrafts	769	44	—	—	—

Total	13,337	16,176	18,386	18,650	23,584

Net charge-offs	49,051	27,972	52,342	50,455	55,415

Allowance related to loans held for sale/sold	—	—	(23,089)	—	(12,671)
Provision for loan losses	58,603	30,835	76,112	43,820	73,923

Allowance for loan losses at December 31,	$103,757	$94,205	$91,342	$90,661	$97,296

Average loans outstanding	$7,203,946	$6,971,464	$6,798,338	$6,610,509	$6,493,472

Ratio to average loans:
Net charge-offs	0.68%	0.40%	0.77%	0.76%	0.85%
Net charge-offs and allowance related to loans held for sale/ sold	0.68%	0.40%	1.11%	0.76%	1.05%
Provision for loan losses	0.81%	0.44%	1.12%	0.66%	1.14%

Loans outstanding at end of year	$7,425,613	$7,001,886	$6,878,873	$6,681,243	$6,433,083

Allowance for loan losses:
As a percent of loans outstanding at end of year	1.40%	1.35%	1.33%	1.36%	1.51%

As a multiple of net charge-offs	2.12	3.37	1.75	1.80	1.76

As a multiple of net charge-offs and allowance related to loans sold	2.12	3.37	1.21	1.80	1.43

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

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonperforming Loans:
Nonaccrual	$52,202	$31,433	$54,362	$62,262	$40,516
Restructured	—	—	—	—	—
Total impaired loans	52,202	31,433	54,362	62,262	40,516
ORE	5,324	5,829	9,815	9,995	5,375

Total nonperforming assets	$57,526	37,262	64,177	72,257	45,891

Loans past due 90 days or more accruing interest	$23,928	$11,702	$16,860	$17,931	$20,703

Total nonperforming assets as a percentage of total loans and ORE	0.77%	0.53%	0.93%	1.08%	0.71%

During 2008 the economic conditions in our markets continued to be challenging. Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyer resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. The Corporation executed a complete review of all residential construction finance loans corporate-wide utilizing a more conservative interpretation of defined weakness. The review, coordinated by Loan Review, resulted in the downgrade of approximately $48.0 million of commercial real estate finance loans. These grade changes were partially offset by a number of upgrades, pay down and payoffs through out the year. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment. These conditions have resulted in increases in bankruptcies as well as charge offs. Commercial nonperforming loans increased $11.0 million while criticized loans increased $20.0 million.

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

In 2008 nonperforming assets, other real estate includes $1.1 million of vacant land no longer considered for branch expansion and in 2007 other real estate includes $2.3 million of vacant land no longer considered for branch expansion and executive relocation properties both of which are not related to loan portfolios.

During 2008 and 2007, total nonperforming loans earned $36.7 thousand and $71.4 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $2.7 million and $4.5 million in interest income for the years ended December 31, 2008 and 2007, respectively.

In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem commercial loans (classified as substandard and doubtful) totaling $194.4 million at year-end 2008 and $36.8 million at year-end 2007. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
	(In thousands)

Nonaccrual commercial loans beginning of period	$29,245	$26,702	$19,777	$21,513	$20,165
Credit Actions:
New	18,217	7,504	15,710	2,390	7,523
Loan and lease losses	(1,146)	(2,440)	(944)	(2,023)	(2,701)
Charged down	(4,458)	(1,135)	(2,794)	(1,429)	(267)
Return to accruing status	(123)	(409)	(3,301)	(20)	(1,118)
Payments	(1,540)	(977)	(1,746)	(654)	(2,089)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$40,195	$29,245	$26,702	$19,777	$21,513

Nonaccrual commercial loans have increased $18.7 million since December 31, 2007.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2008 totaled $7.4 billion compared to $7.5 billion in 2007. Decreases in non-interest bearing and interest bearing demand accounts reflect a shift in customer preference for time deposit accounts with higher yields. The following ratios and table provide additional information about the change in the mix of customer deposits.

	At December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits- noninterest-bearing	$1,530,021	—	$1,408,726	—	$1,434,539	—
Demand deposits- interest-bearing	687,160	0.37%	733,410	0.93%	818,735	1.13%
Savings and money market accounts	2,398,778	1.24%	2,266,070	2.39%	2,271,654	2.20%
Certificates and other time deposits	2,801,623	3.78%	3,045,715	4.81%	2,859,218	4.33%

Total customer deposits	7,417,582	1.86%	7,453,921	2.78%	7,384,146	2.48%
Securities sold under agreements to repurchase	1,343,441	2.37%	1,471,785	4.84%	1,283,951	4.37%
Wholesale borrowings	663,109	4.16%	326,460	6.31%	404,723	5.96%

Total funds	$9,424,132		$9,252,166		$9,072,820

Total demand deposits comprised 29.89% of average deposits in 2008 compared to 28.74% in 2007 and 30.52% in 2006. Savings accounts, including money market products, made up 32.34% of average deposits in 2008 compared to 30.40% in 2007 and 30.76% in 2006. CDs made up 37.77% of average deposits in 2008, 40.86% in 2007 and 38.72% in 2006.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 114 basis points compared to one year ago, or 2.10% in 2008 due to drop in interest rates and the disruption in the capital markets.

The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2008, by time remaining until maturity.

Time until maturity:	Amount
(In thousands)

Under 3 months	$345,143
3 to 6 months	144,660
6 to 12 months	217,999
Over 12 months	113,353

$821,155

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity

Shareholders’ equity was $937.8 million at December 31, 2008, compared with $917.0 million at December 31, 2007. As of December 31, 2008, the annual common share dividend was $1.16. The market price ranges of the Corporation’s common shares, and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities of this Report.

Capital Availability

As a result of recent market disruptions, the availability of capital (principally to financial services companies) has become significantly restricted. While some companies have been successful in raising additional capital, the cost of the capital has been substantially higher than the prevailing market rates prior to the market volatility. Management cannot predict when or if the markets will return to more favorable conditions.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.27% at December 31, 2008, compared with 7.56% at December 31, 2007.

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

To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2008 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2008		2007		2006
	(Dollars in thousands)

Consolidated
Total equity	$937,843	8.45%	$916,977	8.82%	$846,111	8.25%
Common equity	937,843	8.45%	916,977	8.82%	846,111	8.25%
Tangible common equity(a)	797,195	7.27%	775,755	7.56%	704,001	6.96%
Tier 1 capital(b)	870,870	10.19%	840,290	10.37%	804,959	10.07%
Total risk-based capital(c)	1,007,679	11.80%	1,001,539	12.36%	993,716	12.44%
Leverage(d)	870,870	8.19%	840,290	8.24%	804,959	7.95%

	At December 31,
	2008		2007		2006

Bank Only
Total equity	$744,535	6.72%	$737,395	7.10%	$704,047	6.87%
Common equity	744,535	6.72%	737,395	7.10%	704,047	6.87%
Tangible common equity(a)	603,887	5.52%	596,173	5.82%	561,937	5.56%
Tier 1 capital(b)	762,634	8.95%	746,083	9.23%	750,912	9.41%
Total risk-based capital(c)	895,703	10.51%	903,894	11.18%	936,720	11.74%
Leverage(d)	762,634	7.18%	746,083	7.33%	750,912	7.42%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.

Participation in the CPP under EESA

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008, which established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP. All of the proceeds from this sale of the Series A Preferred Shares and the Warrant by FirstMerit to the Treasury will qualify as Tier I capital for regulatory purposes. The additional capital would have increased its Tier 1 capital ratio to 11.49% at December 31, 2008, and increased its total capital ratio to 13.09% at December 31, 2008. FirstMerit continues to evaluate the manner in which it intends to deploy the proceeds of this sale of the Series A Preferred Shares and Warrant.

RISK MANAGEMENT

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices, including the correlation among these factors and their volatility. When the value of an instrument is tied to such external factors, the holder faces “market risk.” The Corporation is primarily exposed to interest rate risk as a result of offering a wide array of financial products to its customers.

Interest rate risk management

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

Net interest income simulation analysis.  Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of December 31, 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	−100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2008	*	1.77%	3.10%	4.01%
December 31, 2007	(0.40)%	(0.04)%	(0.44)%	(0.93%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

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

Economic value of equity modeling.  The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2008 and 2007:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	−100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2008	*	2.05%	0.91%	(0.84)%
December 31, 2007	(4.04)%	(0.77)%	(3.35)%	(6.85%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

During the year ended December 31, 2008, an additional $298.4 million (excluding security valuation adjustments) of maturing investment portfolio cash flows were reinvested. The net reduction of funds coupled with loan growth increased the dependency on deposit growth which would have to be made up by increased wholesale borrowing. The duration of the portfolio is 2.33% as of December 31, 2008 as compared to 2.84% on December 31, 2007.

Interest rate sensitivity analysis.  The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $414.0 million. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position at December 31, 2008 as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)

Interest Earning Assets:
Loans and leases	$3,529,722	$168,309	$161,211	$396,883	$858,436	$2,322,193	$7,436,754
Investment securities and federal funds sold	162,446	100,787	332,766	195,555	388,955	1,592,339	2,772,848

Total Interest Earning Assets	$3,692,168	$269,096	$493,977	$592,438	$1,247,391	$3,914,532	$10,209,602

Interest Bearing Liabilities:
Demand — interest bearing	12,573	—	121,660	—	—	532,382	666,615
Savings and money market accounts	1,108,380	124,863	406,314	113,333	—	759,441	2,512,331
Certificate and other time deposits	410,183	256,191	207,537	502,212	960,265	444,811	2,781,199
Securities sold under agreements to repurchase	721,390	25,000	50,000	50,000	—	75,000	921,390
Wholesale borrowings	610,893	75,000	60,000	230	65,000	533,072	1,344,195

Total Interest Bearing Liabilities	$2,863,419	$481,054	$845,511	$665,775	$1,025,265	$2,344,706	$8,225,730

Total GAP	$828,749	$(211,958)	$(351,534)	$(73,337)	$222,126	$1,569,826	$1,983,872

Cumulative GAP	$828,749	$616,791	$265,257	$191,920	$414,046	$1,983,872

Management of interest rate exposure.  Management uses the results of its various simulation analyses to formulate strategies to achieve desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 1 (Summary of Significant Accounting Policies) and Note 17 (Financial Instruments with Off-Balance-Sheet Risk) to the consolidated financial statements.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, borrowings through the discount window of the Federal Reserve Bank of Cleveland, debt issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $677.6 million at December 31, 2008.

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

Certain credit markets that the Corporation participates in (from time to time), as sources of funding have been significantly disrupted and highly volatile since July 2007. As a means of maintaining adequate liquidity, the Corporation, like many other financial institutions, has relied more heavily on the liquidity and stability present in the short-term and secured credit markets since access to unsecured term debt has been restricted. Short-term funding has been available and cost effective. However, if further market disruption were to also reduce the cost effectiveness and availability of these funds for a prolonged period of time, management may need to secure other funding alternatives.

The Corporation maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Funding Trends for the Year — For the year ended December 31, 2008, lower cost core deposits increased by $310.9 million. In aggregate, total deposits increased $285.9 million reflecting the increased competition in the Corporation’s market and the customer flight to alternate investments with the drop in interest rates. Securities sold under agreements to repurchase decreased by $334.7 million from the end of 2007 to year-end 2008. Wholesale borrowing increased $639.1 million from the end of 2007 to year-end 2008. The Corporation’s loan to deposit ratio increased to 97.74% at December 31, 2008 compared to 95.50% at December 31, 2007.

Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.

During the year ended December 31, 2008, FirstMerit Bank paid $107.0 million in dividends to FirstMerit Corporation. As of December 31, 2008, FirstMerit Bank had an additional $31.6 million available to pay dividends without regulatory approval.

Recent Market and Regulatory Developments.  Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008, and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of Series A Preferred Shares as part of the CPP.

Separately, the FDIC announced its temporary liquidity guarantee program (“TLPG”) pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions (“Debt Guarantee”) and funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (“Transaction Account Guarantee”). Both guarantees were provided to eligible institutions, including the Corporation, at no cost through December 5, 2008. Participation in the TLPG subsequent to December 5, 2008 is optional.

The Corporation has elected to participate in the TLPG subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Corporation through January 1, 2010. Under the Debt Guarantee, qualifying senior unsecured debt newly issued by the Corporation during the period from October 14, 2008 to June 30, 2009, inclusive, is covered by the FDIC guarantee. The maximum amount of debt that eligible institutions can issue under the guarantee is 125% of the par value of the entity’s qualifying senior unsecured debt, excluding debt to affiliates that was outstanding as of September 30, 2008, and scheduled to mature by June 30, 2009. The FDIC will provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012.

Participants in the Debt Guarantee Program will be assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act.

ARRA (the American Recovery and Reinvestment Act of 2009, more commonly known as the economic stimulus or economic recovery package), was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury, which is permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2008 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

Contractual Obligations

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Deposits without a stated maturity(a)		$4,816,480	4,816,480	—	—	—
Consumer and brokered certificates of deposits(a)		2,781,199	2,296,616	470,925	6,214	7,444
Federal funds borrowed and security repurchase agreements	10	921,390	821,390	25,000	50,000	25,000
Long-term debt	10	1,344,195	650,278	605,141	61,740	27,036
Operating leases(b)	18	37,136	5,791	9,881	7,544	13,920
Capital lease obligations(c)	18	—	—	—	—	—
Purchase obligations(c)		—	—	—	—	—
Reserves for uncertain tax positions(d)	11	1,725	1,725	—	—	—

Total		$9,902,125	8,592,280	1,110,947	125,498	73,400

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under non-cancelable operating leases on branch facilities and equipment.

(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2008.

(d)	Gross unrecognized income tax benefits as required under FIN 48, see Footnote 11 for further discussion.

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2008. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

Commitments and Off Balance Sheet Arrangments

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Commitments to extend credit(e)	17	$3,035,396	$1,587,466	$486,298	$430,623	$531,009
Standby letters of credit	17	160,805	80,750	41,423	32,708	5,924
Loans sold with recourse(e)	17	38,851	38,851	—	—	—
Postretirement benefits(f)	12	28,639	2,383	5,342	5,624	15,290

Total		$3,263,691	$1,709,450	$533,063	$468,955	$552,223

(e)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(f)	The postretirement benefit payments represent actuarilly determined future benefits to eligible plan participants. SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”) requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of

Significant Accounting Policies) provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

Some accounting policies are more likely than others to have a significant effect on the Corporation’s financial results and to expose those results to potentially greater volatility. The policies require Management to exercise judgment and make certain assumptions and estimates that affect amounts reported in the financial statements. These assumptions and estimates are based on information available as of the date of the financial statements.

Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas follows.

Allowance for Loan Losses.  As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans.

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $27.3 million. A 10% reduction in the level of criticized credits is also possible, which would result in an estimated $1.5 million lower inherent loss.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.4 million. A 10 basis point decrease or decrease in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would decrease the inherent losses by $1.2 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing or decreasing by 25 basis points, which would change the related inherent losses by $8.6 million. A 25 basis point increase in the estimated loss rates would increase the inherent losses by $4.4 million and a 25 basis point decrease in the estimated loss rates would decrease the inherent losses by $4.2 million.

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

Income Taxes.  The income tax amounts in Note 11 (Federal Income Taxes) to the consolidated financial statements reflect the current period income tax expense for all periods’ shown, as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes. The calculation of the Corporation’s income tax provision is complex and requires the use of estimates and judgments in its determination. The current income tax liability also includes Management’s estimate of potential adjustments by taxing authorities. Changes to the Corporation’s estimated accrued taxes can occur periodically due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities regarding previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to the Corporation’s operating results for any particular reporting period. The potential impact to the Corporation’s operating results for any of the changes cannot be reasonably estimated.

Derivative instruments and hedging activities.  The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. The Corporation’s accounting policies related to derivatives reflect the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as revised and further interpreted by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 133”) and other related accounting guidance. In accordance with this accounting guidance, all derivatives are recognized as either “other assets” or “other liabilities” on the consolidated balance sheet at fair value. Accounting for changes in the fair value (i.e., gains or losses) of a particular derivative differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The application of hedge accounting requires significant judgment to interpret the relevant accounting guidance, as well as to assess hedge effectiveness, identify similar hedged item groupings, and measure changes in the fair value of the hedged items. Management believes that its methods of addressing these judgmental areas and applying the accounting guidance are in accordance with GAAP and consistent with industry practices. However, interpretations of SFAS No. 133 and related guidance continue to change and evolve. In the future, these evolving interpretations could result in material changes to the Corporation’s accounting for derivative financial instruments and related hedging activities. Although such changes may not have a material effect on the Corporation’s financial condition, they could have a material adverse effect on the Corporation’s results of operations in the period they occur.

Derivative instruments and hedging activities are more fully described in Note 1 and Note 17 (Financial Instruments with Off-Balance Sheet Risk) to the consolidated financial statements.

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, Management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

Fair value measurement

Pursuant to SFAS 157, the Corporation uses fair value measurements to record certain assets and liabilities at fair value and determine fair value disclosures. Additional information regarding fair value measurement is included in the subsection captioned “Fair Value Measurement” within the section captioned “Other Information” within Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 (Fair Value Measurement) to the consolidated financial statements.

Goodwill

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Intangible Assets” to the consolidated financial statements. The key assumptions used to determine the fair values of the Corporation’s reporting units included: (a) cash flow period of 5 years; (b) terminal values based upon a terminal growth rate of 5%; and (c) a discount rate of 11%, which is based on the Corporation’s weighted average cost of capital adjusted for the risks associated with its operations. A variance in these assumptions could have a significant effect on the determination of goodwill impairment. For example, a 6% increase in the estimated weighted average cost of capital would result in the carrying amount of the Retail reporting unit exceeding fair value. The Corporation cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the effect of the economic environment on the Corporation’s customer base, or a material negative change in its relationship with significant customers.

Mortgage Servicing Rights

When the Corporation sells mortgage loans in the secondary market, it may retain the right to service the loans sold in exchange for a servicing fee that is collected over the life of the loan as the payments are received from the borrower. Such amounts are initially capitalized as mortgage servicing rights on the Consolidated Balance Sheets at current fair value. In accordance with SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS 156”), mortgage servicing rights are remeasured at each subsequent reporting date using the amortization method. Under the amortization method, mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Amortization is recorded in loan sales and servicing income. At each reporting period, mortgage servicing rights are assessed for impairment based on fair value of those rights.

The fair value of mortgage servicing rights typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation utilizes a third party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience.

Prepayment Speeds:  Generally, when market interest rates decline and other factors favorable to prepayments occur there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, the Corporation utilizes a third-party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including the Corporation’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis.

Discount Rate:  Represents the rate at which expected cash flows are discounted to arrive at the net present value of servicing income. Discount rates will change with market conditions (i.e., supply vs. demand) and be reflective of the yields expected to be earned by market participants investing in mortgage servicing rights.

Cost to Service:  Expected costs to service are estimated based upon the incremental costs that a market participant would use in evaluating the potential acquisition of mortgage servicing rights.

Float Income:  Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor or other third party) and current market interest rates, including the six month average of the three-month London Inter-Bank Offered Rate (“LIBOR”) index, which are updated on a monthly basis for purposes of estimating the fair value of mortgage servicing rights.

Additional information pertaining to the accounting for mortgage servicing rights is included in Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) to the consolidated financial statements.

Pension and other postretirement benefits

The Corporation sponsors several qualified and nonqualified pension and other postretirement benefit plans for certain of its employees. The Corporation’s accounting policies related to pensions and other postretirement benefits reflects the guidance in SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement

Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates, and health care cost trend rates, as determined by the Corporation, within certain guidelines. The Corporation considers market conditions, including changes in investment returns and interest rates, in making these assumptions.

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

The pension asset allocation policy has set guidelines based on the plan’s objectives, characteristics of the pension liabilities, industry practices, the current market environment, and practical investment issues. The Committee has decided to investment in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g., private equity, hedge funds, real estate, etc.) at this time.

Assumed discount rates reflect the time value of money as of the measurement date in determining the present value of future cash outflows for pension and postretirement benefit payments. The objective of setting a discount rate is to establish an obligation for postretirement benefits equivalent to an amount that, if invested in high-quality fixed income securities, would provide the necessary future cash flows to pay the pension and postretirement benefits when due. Assumed discount rates are reevaluated at each measurement date. If the general level of interest rates rises or declines, the assumed discount rates will change in a similar manner.

The Corporation previously established the discount rate using the Moody’s Aa Corporate Bond Rate (“Moody’s Rate”). Due to recent changes in the bond market, Moody’s Rate no longer provides the best estimate of cash flows resulting from investment in high-quality fixed income securities. SFAS 158 allows a change in method for estimating the discount rate if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. The bond market has seen a significant decline in the percentage of all bond issues of at least Aa quality over the past several years. The latter, coupled with the change in the bond issues that comprise the basis for Moody’s Rate, has resulted in Management’s decision to change the method used to the set discount rate for the year ended December 31, 2008. As of December 31, 2008 cash flows specific to each plan along with the Hewitt Top Quartile yield curve (“Hewitt Yield Curve”) were used by the Corporation as the basis for estimating the discount rate. The Hewitt Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation’s pension and postretirement benefits when due.

The primary assumptions used in determining the Corporation’s pension and postretirement benefit obligations and related expenses are presented in Note 12 (Benefit Plans) to the consolidated financial statements. The actuarial assumptions used by the Corporation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Corporation believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect the Corporation’s financial position or results of operations.

Other than temporary impairment

When potential asset impairment is identified through testing, observable changes in active markets or other means, Management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. For example, unrealized losses on securities available for sale that are deemed temporary are recorded in shareholders’ equity; those deemed “other-than-temporary” are recorded in earnings. Additional information regarding temporary and other-than-temporary impairment on securities available for sale is provided in Note 2 (Investment Securities) to the consolidated financial statements.

OTHER ITEMS

Fair value measurement

As a financial services institution, fair value measurements are applied to a significant portion of the Corporation’s consolidated balance sheet. A summary of line items significantly affected by fair value measurements, a brief description of current accounting practices and current valuation methodologies are presented below. As of December 31, 2008, the total amount of assets and liabilities measured at fair value using significant unobservable inputs was 3.6% and 0%, respectively, in relation to the total amount of assets and liabilities measured at fair value. See Note 16 (Fair Value Measurement) to the consolidated financial statements for additional information.

•	Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices when available. If quoted prices are not available, fair values are measured using independent third party pricing services.

Level 1 securities include money market mutual funds. Level 2 securities include U.S. Agency securities, mortgage backed securities, municipal securities and certain collateralized mortgage obligation securities. Securities classified as Level 3 are primarily trust-preferred securities valued based on non-binding broker quotes. The non-binding nature of the pricing results in a classification as Level 3.

•	Derivatives: Derivatives include interest rate swaps and commitment and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of mortgage interest rate commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. These measurements are classified as Level 2.

•	Loans held for sale: Effective August 1, 2008, residential mortgage loans originated subsequent to this date are recorded at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Prior to this, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets, primarily to the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and observable pricing information is available from these market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. The adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.

•	Mortgage Servicing Rights: As previously mentioned, the Corporation carries its mortgage servicing rights at lower of cost or market value, and, therefore, can be subject to fair value measurements on a nonrecurring basis. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Corporation uses an independent third party consultant that employs a valuation model that calculates the present value of estimated future net servicing income. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights as Level 3. Additional information can be found under the Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) to the consolidated financial statements.

•	Impaired and nonaccrual loans: Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3.

•	Other Property: Other property includes foreclosed assets and properties securing residential and commercial loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carry value or fair value less costs to sell. Fair value is generally based upon internal estimates and third party appraisals or non-binding broker quotes and, accordingly, considered a Level 3 classification.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information presented in the “Market Risk Management” section at pages 38 — 40 under Item 7 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2008	2007
	(In thousands)

ASSETS
Cash and due from banks	$178,406	$207,335
Investment securities (at market value) and federal funds sold	2,772,848	2,460,453
Loans held for sale	11,141	47,341
Loans:
Commercial loans	4,352,730	3,906,448
Mortgage loans	547,125	577,219
Installment loans	1,574,587	1,598,832
Home equity loans	733,832	691,922
Credit card loans	149,745	153,732
Leases	67,594	73,733

Total loans	7,425,613	7,001,886
Allowance for loan losses	(103,757)	(94,205)

Net loans	7,321,856	6,907,681
Premises and equipment, net	133,184	130,469
Goodwill	139,245	139,245
Other intangible assets	1,403	1,977
Accrued interest receivable and other assets	541,943	506,165

Total assets	$11,100,026	$10,400,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,637,534	$1,482,480
Demand-interest bearing	666,615	727,966
Savings and money market accounts	2,512,331	2,295,147
Certificates and other time deposits	2,781,199	2,826,146

Total deposits	7,597,679	7,331,739

Securities sold under agreements to repurchase	921,390	1,256,080
Wholesale borrowings	1,344,195	705,121
Accrued taxes, expenses and other liabilities	298,919	190,749

Total liabilities	10,162,183	9,483,689

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—
Common stock, without par value;
authorized 300,000,000 shares; issued 92,026,350 at December 31, 2008 and 2007, respectively	127,937	127,937
Capital surplus	94,802	100,028
Accumulated other comprehensive loss	(54,080)	(43,085)
Retained earnings	1,053,435	1,027,775
Treasury stock, at cost, 11,066,108 and 11,543,882 shares, at December 31, 2008 and 2007, respectively	(284,251)	(295,678)

Total shareholders’ equity	937,843	916,977

Total liabilities and shareholders’ equity	$11,100,026	$10,400,666

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Interest income:
Interest and fees on loans, including loans held for sale	$436,194	$524,103	$502,763
Interest and dividends on investment securities and federal funds sold	117,632	112,891	101,078

Total interest income	553,826	636,994	603,841
Interest expense:
Interest on deposits:
Demand-interest bearing	2,514	6,824	9,217
Savings and money market accounts	29,839	54,166	50,083
Certificates and other time deposits	105,853	146,559	123,877
Interest on securities sold under agreements to repurchase	31,857	71,298	56,151
Interest on wholesale borrowings	27,574	20,601	24,140

Total interest expense	197,637	299,448	263,468

Net interest income	356,189	337,546	340,373
Provision for loan losses	58,603	30,835	76,112

Net interest income after provision for loan losses	297,586	306,711	264,261
Other income:
Trust department income	22,127	23,245	22,653
Service charges on deposits	62,862	67,374	71,524
Credit card fees	47,054	46,502	44,725
ATM and other service fees	10,894	12,621	12,817
Bank owned life insurance income	12,008	13,476	14,339
Investment services and insurance	10,503	11,241	9,820
Investment securities gains, net	2,126	1,123	22
Loan sales and servicing income	6,940	10,311	7,513
Gain on Visa Inc.	13,666	—	—
Other operating income	13,256	11,030	11,735

Total other income	201,436	196,923	195,148

Other expenses:
Salaries, wages, pension and employee benefits	179,463	170,457	176,700
Net occupancy expense	24,649	25,679	24,814
Equipment expense	24,137	25,401	24,826
Stationery, supplies and postage	9,372	9,436	9,912
Bankcard, loan processing and other costs	29,456	29,781	28,211
Professional services	11,695	15,865	16,971
Amortization of intangibles	573	889	889
Other operating expense	51,288	52,718	45,764

Total other expenses	330,633	330,226	328,087

Income before federal income taxes	168,389	173,408	131,322
Federal income taxes	48,904	50,381	36,376

Net income	119,485	123,027	94,946

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains, net of taxes	10,808	22,716	7,984
Unrealized hedging gain (loss), net of taxes	1,342	(1,249)	(747)
Minimum pension liability adjustment, net of taxes during period	(21,763)	15,686	(2,559)
Less: reclassification adjustment for securities’ gains realized in net income, net of taxes	1,382	730	14

Total other comprehensive (loss) gain, net of taxes	(10,995)	36,423	4,664

Comprehensive income	$108,490	$159,450	$99,610

Net income applicable to common shares	$119,485	$123,027	$94,946

Net income used in diluted EPS calculation	$119,490	$123,043	$94,964

Weighted average number of common shares outstanding — basic	80,839	80,372	80,128
Weighted average number of common shares outstanding — diluted	80,876	80,510	80,352

Basic earnings per share	$1.48	$1.53	$1.18

Diluted earnings per share	$1.48	$1.53	$1.18

Dividend per share	$1.16	$1.16	$1.14

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

				Accumulated
				Other			Total
	Preferred	Common	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 2005	$—	$127,937	$108,210	$(42,850)	$994,487	$(250,204)	$937,580
Net income	—	—	—	—	94,946	—	94,946
Cash dividends — common stock ($1.14 per share)	—	—	—	—	(91,354)	—	(91,354)
Options exercised (397,437 shares)	—	—	(8,144)	—	—	9,962	1,818
Debentures converted (3,977 shares)	—	—	(61)	—	—	96	35
Treasury shares purchased (2,635,793 shares)	—	—	2	—	—	(65,839)	(65,837)
Deferred compensation trust (55,455 shares)	—	—	1,328	—	—	(1,328)	—
Share-based compensation	—	—	5,431	—	—	—	5,431
Net unrealized gains on investment securities, net of taxes	—	—	—	7,970	—	—	7,970
Unrealized hedging loss, net of taxes	—	—	—	(747)	—	—	(747)
Minimum pension liability adjustment, net of taxes	—	—	—	2,559	—	—	2,559
Initial adoption of SFAS 158	—	—	—	(46,440)			(46,440)
Other	—	—	150	—	—	—	150

Balance at December 31, 2006	$—	$127,937	$106,916	$(79,508)	$998,079	$(307,313)	$846,111
Net income	—	—	—	—	123,027	—	123,027
Cash dividends — common stock ($1.16 per share)	—	—	—	—	(93,331)	—	(93,331)
Options exercised (160,235 shares)	—	—	(718)	—	—	4,172	3,454
Nonvested (restricted) shares granted (296,150 shares)	—	—	(7,783)	—	—	7,334	(449)
Debentures converted (4,545 shares)	—	—	(71)	—	—	111	40
Treasury shares purchased (91,709 shares)	—	—	1,844	—	—	(2,077)	(233)
Deferred compensation trust (80,629 shares)	—	—	(2,095)	—	—	2,095	—
Share-based compensation	—	—	1,935	—	—	—	1,935
Net unrealized gains on investment securities, net of taxes	—	—	—	21,986	—	—	21,986
Unrealized hedging loss, net of taxes	—	—	—	(1,249)	—	—	(1,249)
Minimum pension liability adjustment, net of taxes	—	—	—	15,686	—	—	15,686

Balance at December 31, 2007	$—	$127,937	$100,028	$(43,085)	$1,027,775	$(295,678)	$916,977
Net income	—	—	—	—	119,485	—	119,485
Cash dividends — common stock ($1.16 per share)	—	—	—	—	(93,825)	—	(93,825)
Options exercised (126,359 shares)	—	—	(966)	—	—	3,041	2,075
Nonvested (restricted) shares granted (409,903 shares)	—	—	(10,183)	—	—	10,186	3
Debentures converted (2,841 shares)	—	—	(38)	—	—	63	25
Treasury shares purchased (61,329 shares)	—	—	584	—	—	(1,331)	(747)
Deferred compensation trust (29,013 shares)	—	—	532	—	—	(532)	—
Share-based compensation	—	—	4,845	—	—	—	4,845
Net unrealized gains on investment securities, net of taxes	—	—	—	9,426	—	—	9,426
Unrealized hedging gain, net of taxes	—	—	—	1,342	—	—	1,342
Minimum pension liability adjustment, net of taxes	—	—	—	(21,763)	—	—	(21,763)

Balance at December 31, 2008	$—	$127,937	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income	$119,485	$123,027	$94,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	58,603	30,835	76,112
Provision for depreciation and amortization	18,711	15,298	14,700
Amortization of investment securities premiums, net	1,041	717	2,288
Accretion of income for lease financing	(4,034)	(4,257)	(3,770)
Gains on sales of investment securities, net	(2,126)	(1,123)	(22)
Deferred federal income taxes	(11,248)	3,564	(7,081)
Decrease (increase) in interest receivable	6,309	8,764	(8,310)
(Decrease) increase in interest payable	(12,529)	427	12,202
Originations of loans held for sale	(287,803)	(261,165)	(298,226)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	291,401	257,780	295,946
Losses on sales of loans, net	923	668	222
Decrease in other real estate and other property	505	3,986	880
Decrease in other prepaid assets	1,767	245	360
Increase (decrease) in accounts payable	5,439	429	(21,327)
Increase in bank owned life insurance	(12,007)	(11,689)	(10,321)
Amortization of intangible assets	573	889	889
Other changes	19,617	2,256	14,502

NET CASH PROVIDED BY OPERATING ACTIVITIES	194,627	170,651	163,990

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	171,392	261,239	5,010
Available-for-sale — maturities	532,115	668,741	765,605
Purchases of investment securities available-for-sale	(987,937)	(985,810)	(613,604)
Net increase in loans and leases, except sales	(395,555)	(73,652)	(334,063)
Purchases of premises and equipment	(21,873)	(15,342)	(24,004)
Sales of premises and equipment	447	3,852	2,477

NET CASH USED BY INVESTING ACTIVITIES	(701,411)	(140,972)	(198,579)

Financing Activities
Net increase (decrease) in demand accounts	93,703	(44,222)	(99,311)
Net increase (decrease) in savings and money market accounts	217,184	27,461	(36,491)
Net (decrease) increase in certificates and other time deposits	(44,947)	(150,421)	401,073
Net decrease in securities sold under agreements to repurchase	(334,690)	(5,741)	(164,216)
Net increase in wholesale borrowings	639,074	240,894	63,123
Cash dividends — common	(93,825)	(93,331)	(91,354)
Purchase of treasury shares	(747)	(233)	(65,837)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	2,103	3,045	1,853

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	477,855	(22,548)	8,840

(Decrease) increase in cash and cash equivalents	(28,929)	7,131	(25,749)
Cash and cash equivalents at beginning of year	207,335	200,204	225,953

Cash and cash equivalents at end of year	$178,406	$207,335	$200,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$102,111	$167,124	$151,842

Federal income taxes	$53,603	$47,635	$46,799

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of and for the years ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 163 banking offices in 25 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

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

(b) Use of Estimates

The preparation of financial statements are in conformity with U.S. generally accepted accounting principles and prevailing practices within the financial services industry. Management must make certain estimates and assumptions that affect the amounts reported in the financial statements and related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

(c) Fair Value Measurement

The Corporation uses fair value measurements to record fair value adjustments, to certain assets, and liabilities and to determine fair value disclosures. Effective January 1, 2008, the Corporation adopted SFAS 157 for all applicable financial and nonfinancial assets and liabilities. This accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only when other guidance requires or permits assets or liabilities to be measured at fair value; it does not expand the use of fair value in any new circumstances.

As defined in SFAS 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants. It represents an exit price at the measurement date. Market participants are buyers and sellers, who are independent, knowledgeable, and willing and able to transact in the principal (or most advantageous) market for the asset or liability being measured. Current market conditions, including imbalances between supply and demand, are considered in determining fair value. The Corporation values its assets and liabilities in the principal market where it sells the particular asset or transfers the liability with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market for the asset or liability (i.e., the market where the asset could be sold or the liability transferred at a price that maximizes the amount to be received for the asset or minimizes the amount to be paid to transfer the liability).

In measuring the fair value of an asset, the Corporation assumes the highest and best use of the asset by a market participant to maximize the value of the asset, and does not consider the intended use of the asset.

When measuring the fair value of a liability, the Corporation assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only the Corporation’s own credit risk (i.e., the risk that the Corporation will fail to meet

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

its obligation), but also other risks such as settlement risk. The Corporation considers the effect of its own credit risk on the fair value for any period in which fair value is measured.

There are three acceptable valuation techniques that can be used to measure fair value: the market approach, the income approach and the cost approach. Selection of the appropriate technique for valuing a particular asset or liability takes into consideration the exit market, the nature of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, determination of the appropriate valuation method requires significant judgment, and sufficient knowledge and expertise are required to apply the valuation techniques.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions which market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from a source independent of the Corporation. Unobservable inputs are assumptions based on the Corporation’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy which gives the highest ranking to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest ranking to unobservable inputs (Level 3). Fair values for assets or liabilities classified as Level 2 are based on one or a combination of the following factors: (i) quoted prices for similar assets; (ii) observable inputs for the asset or liability, such as interest rates or yield curves; or (iii) inputs derived principally from or corroborated by observable market data. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation considers an input to be significant if it drives 10% or more of the total fair value of a particular asset or liability.

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses.

Additional information regarding fair value measurements and the Corporation’s adoption of SFAS 157 is provided in Note 16 (Fair Value Measurement).

(d) Investment Securities

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. The Corporation’s entire investment portfolio is designated as available-for-sale which gives the Corporation the ability to sell securities to fund liquidity and manage interest rate risk. Securities-available-for-sale are measured at fair value. Unrealized gains and losses on such securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. Unrealized losses on specific available-for-sale securities deemed to be “other-than-temporary” are included in earnings. Gains or losses on the sales of investment securities are recognized upon sale and are determined by the specific identification method. Debt securities are adjusted for amortization of premiums and accretion of discounts using the interest method.

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash due from banks and checks in the process of collection.

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

(g) Loans and Loan Income

Loans are stated at their principal amount outstanding, net of unearned income, and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as an adjustment. Interest is not accrued on loans where collectability is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on an effective interest basis over the commitment period. Unearned premiums and discounts on consumer loans are recognized using the effective interest method.

(h) Loans Held for Sale

Loans originated for resale are included in loans held for sale in the consolidated financial statements. Effective August 1, 2008, the Corporation elected the fair value option, on a prospective basis, under SFAS 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. SFAS 159 permits companies to elect to measure certain eligible items at fair value. Prior to this, residential mortgage loans had been recorded at the lower of cost or market value. Changes in the fair value of these loans are recognized in income. For mortgage loans originated for sale for which the fair value option is elected, loan origination fees are recorded when earned and related direct loan origination costs are recognized when incurred.

The Corporation continues to account for all mortgage loans held for sale which were originated prior to August 1, 2008 and for mortgage loans held for sale for which fair value accounting was not elected at the lower of cost or market value less costs to sell. Subsequent declines in fair value of these loans are recognized as a charge to noninterest income. Loan origination fees and certain direct costs incurred to extend credit are deferred and included in the carrying value of the loan. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

The details of the SFAS 159 election for residential mortgage loans held for sale and a discussion of the valuation methodology applied to the Corporation’s loans held for sale are described in Note 16 (Fair Value Measurement) to the consolidated financial statements.

In June 2008, the Corporation transferred $31.7 million of student loans from held-for-sale status to the held-for-maturity loan portfolio within installment loans. The secondary markets for these loans had been adversely affected by market liquidity issues, prompting the Corporation’s decision to move them to a held-for-maturity classification. While classified as held-for-sale these loans were valued at the lower of cost or market and were transferred at cost, the lower value. An allowance for loans losses was established at the time of transfer.

(i) Equipment Lease Financing

The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. In accordance with SFAS No. 13, “Accounting for Leases”, residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other-than-temporary are recognized in earnings in the period such determinations are made.

(j) Allowance for Loan Losses

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

The Corporation’s allowance for loan losses is the accumulation of various components calculated based on independent methodologies. All components of the allowance for loan losses represent estimation performed according to either SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”) or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”). Management’s estimate of each component of the allowance for loan losses is based on certain observable data Management believes is the most reflective of the underlying loan losses being estimated. Changes in the amount of each component of the allowance for loan losses are directionally consistent with changes in the observable data and corresponding analyses. Refer to Note 4 to the consolidated financial statements for further discussion and description of the individual components of the allowance for loan losses.

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

(m) Mortgage Servicing Rights

The Corporation periodically sells residential real estate loans while retaining the obligation to perform the servicing of such loans. Whenever the Corporation undertakes an obligation to service such loans, Management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. The Corporation applies the provisions of SFAS 156 to account for mortgage servicing rights. Servicing assets associated with retained mortgage servicing rights are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.

All separately recognized servicing assets and liabilities are initially valued at fair value. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be available. As a result, mortgage servicing rights are established and valued at fair value estimated using discounted cash flow modeling techniques which require management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation’s mortgage servicing rights as well as a sensitivity analysis are presented in Note 6 (Mortgage Servicing Rights) to the consolidated financial statements.

SFAS 156 also requires the remeasurement of servicing assets and liabilities at each subsequent reporting date using one of two methods: amortization over the servicing period or measurement at fair value. The Corporation has elected to subsequently remeasure servicing assets using the amortization method. Under the amortization method, servicing assets or liabilities are amortized in proportion to, and over the period of, estimated net servicing income. Amortization is recorded in loan sales and servicing income.

At each reporting period, mortgage servicing rights are assessed for impairment based on fair value of those rights on a stratum-by-stratum basis. The Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. Any impairment is recognized through a valuation allowance for each impaired stratum through a charge to income. Increases in the fair value of impaired mortgage servicing rights are recognized only up to the amount of the previously recognized valuation allowance.

The Corporation also reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded allowance for impairment is determined to be remote. Unlike an allowance for impairment, a direct write-down permanently reduces the unamortized cost of the mortgage servicing right and the allowance for impairment.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(n) Federal Income Taxes

The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date. Additional information regarding income taxes is included in Note 11 (Federal Income Taxes).

(o) Goodwill and Intangible Assets

Goodwill represents the amount by which the cost of net assets acquired in a business combination exceeds their fair value. Other intangible assets represent the present value of the future stream of income to be derived from the purchase of core deposits. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill and other intangible assets deemed to have indefinite lives are not amortized.

In accordance with SFAS 142, goodwill is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation’s reporting units for purposes of this testing are its major lines of business: Commercial, Retail, and Wealth. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value of each reporting unit based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the Corporation to allocate fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. There were no indicators of goodwill impairment as of December 31, 2008.

(p) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(q) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. Note 19 (Earnings per Share) to the consolidated financial statements illustrate the Corporation’s earnings per share calculations for 2008, 2007 and 2006.

(r) Derivative Instruments and Hedging Activities

The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. SFAS No. 133 and other related guidance establish accounting and reporting standards for derivative instruments which require all derivatives to be recorded as either

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

assets or liabilities measured at fair value. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivatives that are not designated as hedging instruments, the gain or loss is recognized immediately in earnings. A derivative that is designated and qualifies as a hedging instrument must be designated a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation does not have any derivatives that hedge net investments in foreign operations.

Effectiveness measures the extent to which changes in the fair value of a derivative instrument offset changes in the fair value of the hedged item. If the relationship between the change in the fair value of the derivative instrument and the fair value of the hedged item falls within a range considered to be the industry norm, the hedge is considered “highly effective” and qualifies for hedge accounting. A hedge is “ineffective” if the offsetting difference between the fair values falls outside the acceptable range.

A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities and firm commitments caused by changes in interest rates or other economic factors. The Corporation recognizes the gain or loss on these derivatives, as well as the related gain or loss on the underlying hedged item, in earnings during the period in which the fair value changes. If a hedge is perfectly effective, the change in the fair value of the hedged item will be offset, resulting in no net effect on earnings.

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on any cash flow hedge is reported as a component of “accumulated other comprehensive income (loss)” and reclassified into earnings in the same period or periods that the hedged transaction affects earnings. Any ineffective portion of the derivative gain or loss is recognized in earnings during the current period.

(s) Treasury Stock

Treasury stock can be accounted for using either the par value method or cost method. The Corporation uses the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(t) Reclassifications

Certain previously reported amounts have been reclassified to conform to the current reporting presentation.

(u) Share-Based Compensation

At December 31, 2008 and 2007, the Corporation has stock based compensation plans which are described more fully in Note 13 (Share-Based Compensation) to the consolidated financial statements. In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees. Compensation cost is measured as the fair value of these awards at their date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to the date an employee first becomes eligible to retire.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(v) Pension and Other Postretirement Plans

Effective December 31, 2006, the Corporation adopted provisions of SFAS 158 related to the requirements to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statements of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. In accordance with the transition rules in SFAS 158, this standard was adopted on a prospective basis. The adoption of SFAS 158 resulted in an adjustment to our balance sheet, but had no impact on our net earnings or cash flow, nor did it impact any debt covenants.

SFAS 158’s requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for the Corporation). Prior to the adoption of this requirement, the Corporation had elected a September 30 measurement date to value plan assets and benefit obligations.

Note 12 (Benefit Plans) to the consolidated financial statements more fully illustrates the adoption of SFAS 158.

(w) Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  Effective January 1, 2008, the Corporation adopted SFAS 157 for existing fair value measurement requirements related to financial and nonfinancial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

On October 10, 2008 the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  In February 2007, the FASB issued SFAS 159 which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On August 1, 2008, the Corporation adopted the fair value option prospectively for residential mortgage loans held for sale. The details of this election are described in Note 20 (Financial Instruments Measured at Fair Value) to the consolidated financial statements The Corporation may apply this guidance to other assets or liabilities in the future as permitted under SFAS 159. The effect of the remeasurement to fair value would be reported as a cumulative effect adjustment to the opening balance of retained earnings. Retrospective application is not permitted. The details of the SFAS 159 election for residential mortgage loans held for sale and a discussion of the valuation methodology applied to the Corporation’s loans held for sale are described in Note 16 (Fair Value Measurement) to the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  During December 2007, the FASB issued SFAS 141(R). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ’purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”).  In September 2006, the FASB issued SFAS 158. Except for the measurement requirement, the Corporation adopted this accounting guidance as of December 31, 2006. Additional information regarding the adoption of SFAS 158 is included in Note 1 (“Summary of Significant Accounting Policies”). The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year is effective for years ending after December 15, 2008 (December 31, 2008 for the Corporation). Adoption of this guidance did not have a material effect on the Corporation’s financial condition or results of operations.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”).  During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Corporation’s current accounting practices; therefore, it will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”).  During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

2.	Investment Securities

The components of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of December 31, 2008
Available for sale:
U.S. Government agency	$559,382	$7,109	$(1,159)	$565,332
Obligations of state and political subdivisions	317,024	2,726	(3,580)	316,170
Mortgage-backed securities	1,681,378	29,643	(2,795)	1,708,226
Other securities	213,886	—	(30,766)	183,120

	$2,771,670	$39,478	$(38,300)	$2,772,848

As of December 31, 2007
Available for sale:
U.S. Government agency	$452,671	$1,151	$(3,700)	$450,122
Obligations of state and political subdivisions	279,312	1,969	(677)	280,604
Mortgage-backed securities	1,514,081	7,033	(12,999)	1,508,115
Other securities	227,213	—	(6,101)	221,112

	$2,473,277	$10,153	$(23,477)	$2,459,953

Other securities included Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock of $8.8 million, $119.1 million, and $8.8 million, $114.5 million, at December 31, 2008 and 2007, respectively. Federal Reserve Bank and Federal Home Loan Bank stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. The Corporation holds eight, single issuer, trust preferred securities, classified as other securities, with an amortized cost of $61.4 million and $61.3 million, and a fair value of $31.4 million and $55.9 million, as of December 31, 2008 and 2007, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $2.2 billion and $1.7 billion at December 31, 2008 and 2007, respectively.

The amortized cost and market value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities based on the issuers’ rights to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$70,684	$71,330
Due after one year through five years	2,088,583	2,115,058
Due after five years through ten years	295,435	301,438
Due after ten years	316,968	285,022

	$2,771,670	$2,772,848

Realized gains and losses were as follows:

	Year Ended December 31
	2008	2007	2006

Realized gains	$2,354	$4,923	$22
Realized losses	(228)	(3,800)	—

Net securities gains	$2,126	$1,123	$22

The following table summarizes the Corporation’s securities that were in an unrealized loss position.

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$68,630	$(483)	$28,221	$(676)	$96,851	$(1,159)
Obligations of states and political subdivisions	121,040	(3,333)	6,188	(247)	127,228	(3,580)
Mortgage-backed securities	246,741	(2,668)	15,942	(127)	262,683	(2,795)
Other securities	19,638	(787)	31,356	(29,979)	50,994	(30,766)

Total temporarily impaired securities	$456,049	$(7,271)	$81,707	$(31,029)	$537,756	$(38,300)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agency obligations	$47,944	$(290)	$292,243	$(3,409)	$340,187	$(3,699)
Obligations of states and political subdivisions	97,165	(556)	13,860	(122)	111,025	(678)
Mortgage-backed securities	126,296	(406)	733,201	(12,593)	859,497	(12,999)
Other securities	33,750	(2,728)	44,954	(3,373)	78,704	(6,101)

Total temporarily impaired securities	$305,155	$(3,980)	$1,084,258	$(19,497)	$1,389,413	$(23,477)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

As of December 31, 2008, Management has evaluated all securities with unrealized losses for impairment. The evaluations are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the financial condition of the issuer, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period. The Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury Securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities.

The unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds eight, single issued, trust preferred securities with state maturities. Such investments only approximate 2% of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities, or the value the Corporation could realize if it were forced to sell the securities into the secondary market now. The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at December 31, 2008.

During the year ended December 31, 2007, the Corporation recorded a charge of $3.8 million related to other-than-temporary impairment on FHLMC and FNMA perpetual preferred stock. This charge was recorded in earnings as investment securities gains, net and established a new cost basis of $15.4 million for these investment securities. The Corporation sold all of these investment securities in the first quarter of 2008 at a net gain of $0.3 million.

3.	Loans

Loans outstanding by categories are as follows:

	As of December 31,
	2008	2007	2006

Commercial loans	$4,352,730	$3,906,448	$3,694,121
Mortgage loans	547,125	577,219	608,008
Installment loans	1,574,587	1,598,832	1,619,747
Home equity loans	733,832	691,922	731,473
Credit card loans	149,745	153,732	147,553
Leases	67,594	73,733	77,971

	$7,425,613	$7,001,886	$6,878,873

Within the commercial loan category, commercial real estate construction loans totaled $304.9 million, $514.1 million and $695.6 million at December 31, 2008, 2007 and 2006, respectively. The allowance for loan losses associated with these loans was approximately $16.0 million, $8.0 million and $8.8 million at December 31, 2008, 2007 and 2006, respectively. There are no other significant concentrations within commercial loans.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Aggregate amount at beginning of year	$18,833	$12,871	$16,005
Additions (deductions):
New loans	6,839	13,316	19,840
Repayments	(3,639)	(6,960)	(20,426)
Changes in directors and their affiliations	(28)	(394)	(2,548)

Aggregate amount at end of year	$22,005	$18,833	$12,871

4.	Allowance for Loan Losses

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

SFAS 5 components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

The SFAS 114 component of the allowance for loan losses is based on individually impaired loans for the following types of loans as determined by the Corporation’s credit-risk grading process.

•	All nonperforming substandard loans of $300 thousand or more.

•	All doubtful loans of $100 thousand or more.

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

The following table summarizes the investment in impaired loans and the related allowance:

	Years Ended December 31,
	2008	2007	2006

Impaired loans with allowance	$22,434	$7,885	$7,945
Related allowance	3,973	2,774	1,488
Impaired loans without allowance	31,224	8,668	53,338
Total impaired loans	53,658	16,553	61,283
Average impaired loans	36,631	19,425	44,065
Interest income recognized during the period	36.7	71.4	11.3

At December 31, 2008, 2007 and 2006, the investment in nonaccrual loans was $52.2 million, $31.4 million and $54.4 million, respectively. At December 31, 2008, 2007 and 2006, loans past due 90 or more and accruing interest was $23.9 million, $11.7 million and $16.9 million, respectively.

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

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
Allowance for Loan Losses	2008	2007	2006

Balance at January 1,	$94,205	$91,342	$90,661
Additions (deductions):
Allowance related to loans held for sale/sold	—	—	(23,089)
Provision for loan losses	58,603	30,835	76,112
Loans charged off	(62,388)	(44,148)	(70,728)
Recoveries on loans previously charged off	13,337	16,176	18,386

Balance at December 31,	$103,757	$94,205	$91,342

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The reserve for unfunded lending commitments is presented below:

	2008	2007	2006

Balance at January 1,	$7,394	$6,294	$6,072
Provision for credit losses	(806)	1,100	222

Balance at December 31,	$6,588	$7,394	$6,294

5.	Goodwill and Intangible Assets

Goodwill by line of business as of December 31, 2008 and 2007 is as follows:

	Commercial	Retail	Wealth	Total

Balance at December 31, 2007	$73,474	$59,038	$6,733	$139,245
Balance at December 31, 2008	$73,474	$59,038	$6,733	$139,245

In accordance with SFAS 142 goodwill is not amortized, but is evaluated for impairment on an annual basis at November 30th of each year, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no indicators of goodwill impairment as of December 31, 2008.

At December 31, 2008 and 2007, the balance of the Corporation’s other intangible assets, which consisted of deposit base intangibles, were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amorization	Amount

December 31, 2007	$10,137	$(8,160)	$1,977
December 31, 2008	$10,137	$(8,734)	$1,403

Amortization expense for intangible assets was $0.57 million for 2008 and $0.89 in both 2007 and 2006.

The following table shows the estimated future amortization expense for deposit base intangible assets balances at December 31, 2008.

For the years ended:

December 31, 2009	$347
December 31, 2010	347
December 31, 2011 and beyond	709

$1,403

6.	Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation applies the provisions of SFAS 156 which amends SFAS 140 to account for mortgage servicing rights. Under SFAS 156, when the Corporation sells originated or purchased loans and retains the related servicing rights, the retained servicing rights are initially valued at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information regarding fair value measurement of mortgage servicing rights is included in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Corporation remeasures its servicing assets and liabilities at each subsequent reporting date using the amortization method. Capitalized mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The components of mortgage servicing rights are as follows:

	Years Ended December 31,
	2008	2007	2006

Balance at beginning of year, net of valuation allowance	$19,354	$19,575	$19,971
Additions	3,047	2,521	2,654
Amortization	(2,838)	(2,742)	(3,074)
Less: Changes in allowance for impairment	(785)	—	24

Balance at end of year, net of valuation allowance	$18,778	$19,354	$19,575

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As required, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.8 million at December 31, 2008 and none at December 31, 2007 and 2006.

The aggregate gain on sales of mortgage loans was $3.0 million, $2.4 million and $2.2 million for the years ended 2008, 2007 and 2006, respectively.

At year-ends 2008, 2007 and 2006, the Corporation serviced mortgage loans for outside investors of approximately $2.0 billion, $2.0 billion and $2.0 billion, respectively. The following table provides servicing information for the year-ends indicated:

	Years Ended December 31,
	2008	2007	2006

Balance, January 1,	$2,008,616	$2,030,159	$2,058,521
Additions:
Loans originated and sold to investors	275,759	260,516	296,681
Reductions:
Loans sold servicing released	(74,693)	(43,333)	(70,790)
Regular amortization, prepayments and foreclosures	(189,307)	(238,726)	(254,252)

Balance, December 31,	$2,020,374	$2,008,616	$2,030,159

At December 31, 2008, key economic assumptions and the sensitivity of current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions are presented in the following table below. These sensitivities are hypothetical and should be used with caution. Changes in the fair value based on 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table shows the estimated future amortization of mortgage servicing rights based on existing assets at December 31, 2008:

Fair value of mortgage servicing rights	$18,803
Expected weighted-average life (in months)	78.2
Prepayment speed assumption (annual CPR)	16.1%
Decrease in fair value from 10% adverse change	$966
Decrease in fair value from 25% adverse change	2,275
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$582
Decrease in fair value from 200 basis point adverse change	1,125

The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2008:

Years Ended December 31,

2009	$3,157
2010	2,720
2011	2,254
2012	1,871
2013	1,555
more than 5 years	7,221

$18,778

7.	Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $3.0 million and $2.7 million during 2008 and 2007, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2008, cash and due from banks included $3.0 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2008 were restricted, by the regulatory agencies, principally to the total of 2008 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of Series A Preferred Shares as part of the CPP enacted under the EESA. Under the standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as and when declared by the Corporation’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the Corporation’s common shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Corporation.

As long as the Series A Preferred Shares remain outstanding, the Corporation may declare and pay dividends on its common shares only if all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid. Until the third anniversary of the sale of the Series A Preferred Shares, unless such shares have

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

been transferred or redeemed in whole, any increase in dividends on the Corporation’s common shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.29 per share) will require prior approval of the Treasury. The terms of the Corporation’s agreement with the Treasury allow for additional restrictions, including those on dividends, to be imposed by the Treasury, including unilateral amendments to comply with legislative changes. Under ARRA, FirstMerit may repay the Treasury without penalty and without the need to raise additional capital, subject to the Treasury’s consultation with the appropriate regulatory agency, in which event these restrictions would no longer apply.

The consent of the Treasury generally is also required for the Corporation to make any stock repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until January 9, 2012, unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if the Corporation is in arrears on the payment of Series A Preferred Share dividends.

8.	Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2008	2007	useful lives

Land	$23,114	$20,149	—
Buildings	143,632	139,211	10-35 yrs
Equipment	106,296	109,632	3-15 yrs
Leasehold improvements	20,529	19,530	1-20 yrs
Software	53,732	52,896	3-7 yrs

	347,303	341,418
Less accumulated depreciation and amortization	$214,119	210,949

	$133,184	$130,469

Amounts included in other expenses on the face of the consolidated financial statements for depreciation and amortization aggregated $18.7 million, $20.0 million and $19.4 million for the years ended 2008, 2007 and 2006, respectively.

9.	Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2008 and 2007 were $801.2 million and $727.3 million, respectively. Interest expense on these certificates and time deposits amounted to $43.8 million, $43.8 million and $40.8 million in 2008, 2007, and 2006, respectively.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

10.	Securities Sold under Agreements to Repurchase and Wholesale Borrowings

At December 31, 2008 and 2007, long-term debt outstanding is comprised of the following:

	As of December 31
	2008	2007

Securities sold under agreements to repurchase	$921,390	$1,256,080
Term Auction Facility	150,000	—
Term Investment Option	—	500,000
Bank notes	150,000	150,000
FHLB advances	1,021,392	31,054
Capital securities	21,450	21,450
Other	1,353	1,251
Line of credit	—	1,000
Convertible subordinated debentures	—	366

Total long-term debt	$2,265,585	$1,961,201

At December 31, 2008, the maturities of securities sold under agreements to repurchase ranged from one day to six years and five months. They are collateralized by securities of the U.S. Government or its agencies.

Select financial statement information pertaining to the securities sold under agreements to repurchase and wholesale borrowings is as follows:

	As of December 31
	2008	2007	2006

Securities sold under agreements to repurchase
Average balance during the year	$1,343,441	$1,471,785	$1,283,951
Weighted-average annual interest rate during the year	2.37%	4.84%	4.37%
Maximum month-end balance	$1,603,335	$1,601,491	$1,562,871
Wholesale borrowings
Average balance during the year	$663,109	$326,460	$404,723
Weighted-average annual interest rate during the year	4.16%	6.31%	5.96%
Maximum month-end balance	$1,344,195	$713,516	$800,643

The respective terms of the wholesale borrowings are as follows:

Term Auction Facility.  In 2008, the Corporation entered into a new borrowing arrangement, Term Auction Facility (“TAF”), with the Federal Reserve Bank. The funds are obtained by institutions at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. At December 31, 2008, the TAFs had interest rates of 0.42% and 0.60% and maturities of eighty-four days.

Term Investment Option.  During 2005, the Corporation entered into a new borrowing arrangement, Term Investment Option (“TIO”), with the United States Treasury. The funds are obtained by institutions at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. At December 31, 2007, the TIOs had interest rates ranging from 4.19% to 4.25% and maturities ranging from two to three days. No amounts were outstanding as of December 31, 2008.

Bank Notes.  During 2000, the Corporation issued $150.0 million of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors.

FHLB Advances.  The balances of the FHLB advances outstanding at year-end 2008 included: $1,017.0 million with maturities from one to five years and $4.4 million with maturities over five years. The FHLB advances have interest rates that range from 0.34% to 7.15% during 2008.

Residential mortgage loans, second mortgages and home equity lines of credit totaling $1,404.5 million at December 31, 2008 and $1,330.7 million at December 31, 2007 were pledged to secure FHLB advances.

Capital Securities.  During 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1.0 million per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated when they represent intercompany transactions in the consolidated financial statements and the related notes. The outstanding balance of the Capital Securities totaled $21.5 million at December 31, 2008 and 2007.

Other.  At December 31, 2008 and 2007, other borrowings primarily consist of the SFAS 133 basis adjustment on the Capital Securities.

Lines of Credit.  The Corporation has three lines of credit with financial institutions, each described as follows:

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance at December 31, 2008 and an outstanding balance of $1.0 million with an interest rate of 5.51% at December 31, 2007. The line carries a variable interest rate on LIBOR advances based on the one-month LIBOR plus 27 basis points, 30 basis points or 32.5 basis points depending on the Corporation’s debt rating, and a variable interest rate on base rate advances based on the greater of the prime lending rate of the financial institution or 50 basis points above the Federal Funds rate.

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2008 and 2007. The line carries a variable interest rate on LIBOR rate advances based on LIBOR plus 175 basis points and a variable interest rate on base rate advances based on the greater of prime lending rate of the financial institution, the sum of the Federal Funds Open Rate plus 50 basis points or the sum of the daily LIBOR Rate plus 100 basis points.

The Corporation had a $35.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2008 and 2007. The line carries a variable interest rate on LIBOR advances based on the one-month LIBOR plus 27 basis points, 30 basis points or 32.5 basis points depending on the Corporation’s debt rating, and a variable interest rate on base rate advances based on the greater of the base rate of the financial institution or 50 basis points above the Federal Funds rate.

The lines of credit in existence at December 31, 2008 and 2007 require the Corporation to maintain risk-based capital ratios at least equal to those of a well capitalized institution. The Corporation was in compliance with these requirements at the end of both years.

Convertible Bonds.  The convertible bonds at December 31, 2007 consist of 15 year, 6.25% debentures issued in a public offering in 1993. These bonds matured May 5, 2008.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Contractual Maturities

The following table illustrates the contractual maturities of the Corporation’s securities sold under agreements to repurchase and wholesale borrowings at December 31, 2008:

		One Year	One to	Three to	Over Five
	Total	or Less	Three Years	Five Years	Years

Securities sold under agreements to repurchase	$921,390	$821,390	$25,000	$50,000	$25,000
Term auction facility	150,000	150,000	—	—	—
Bank notes	150,000	—	150,000	—	—
FHLB advances	1,021,392	500,230	455,122	61,624	4,416
Capital securities	21,450	—	—	—	21,450
Other	1,353	48	19	116	1,170

Total long-term debt	$2,265,585	$1,471,668	$630,141	$111,740	$52,036

The following table provides further detail of the maturities of securities sold under agreements to repurchase at December 31, 2008:

Overnight	$821,390
Up to thirty days	—
Thirty day to ninety days	—
Over ninety days	100,000

$921,390

11.	Federal Income Taxes

Federal income tax expense is comprised of the following:

	Years Ended December 31,
	2008	2007	2006

Taxes currently payable	$60,152	$46,817	$43,457
Deferred (benefit) expense	(11,248)	3,564	(7,081)

	$48,904	$50,381	$36,376

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Actual Federal income tax expense differs from the statutory tax rate as shown in the following table:

	Years ended December 31,
	2008	2007	2006

Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(2.29)	(1.87)	(1.21)
Bank owned life insurance	(2.65)	(2.80)	(4.39)
Low income housing tax credit	(1.06)	(0.96)	(1.14)
Dividends received deduction	—	(0.17)	(0.21)
ESOP Dividends	(0.51)	(0.49)	(0.68)
Non-deductible meals and entertainment	0.19	0.17	0.22
Other	0.36	0.17	0.11

Effective tax rates	29.04%	29.05%	27.70%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $6.4 million, $6.4 million and $(2.5) million in 2008, 2007 and 2006, respectively, and are recorded in other operating expense in the consolidated statements of income and comprehensive income. Taxes other than federal income tax (included in other expenses) benefited from the reversal of $9.5 million in tax expense associated with the favorable resolution of non-income tax examinations covering the years 2003 through 2005. This and other adjustments had the effect of reducing 2006 other tax expenses by $6.2 million.

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	December 31,
	2008	2007

Deferred tax assets:
Allowance for credit losses	$38,611	$35,427
Employee benefits	40,761	23,844
REMIC	8,728	8,848
Available for sale securities	(463)	7,368

	87,637	75,487

Deferred tax liabilities:
Leased assets and depreciation	(3,684)	(11,169)
FHLB stock	(26,102)	(23,019)
Loan fees and expenses	(6,137)	(6,763)
Goodwill	(5,460)	(4,670)
Other	1,334	556

	(40,049)	(45,065)

Total net deferred tax asset	$47,588	$30,422

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The period change in deferred taxes recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years Ended December 31,
	2008	2007

Deferred tax changes reflected in other comprehensive income	$(5,920)	$19,611
Deferred tax changes reflected in Federal income tax expense	(11,248)	3,564

Net change in deferred taxes	$(17,168)	$23,175

In consideration of the positive evidence available from projected taxable income in future years and net operating loss carryback availability from prior years, the Corporation believes that it is more likely than not that the deferred tax asset will be realized and accordingly no valuation allowance has been recorded.

In July 2006 FIN 48 was issued which clarified the criteria for recognition and measurement of income tax benefits in accordance with SFAS 109. Under FIN 48, evaluation of income tax benefits is a two-step process. First, income tax benefits can be recognized in financial statements for a tax position only if it is considered “more likely than not” (as defined under SFAS 5) of being sustained on audit based solely on the technical merits of the income tax position. Second, if the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position.

FIN 48, was adopted by the Corporation on January 1, 2007, the date it became effective. At adoption, the Corporation had $1.9 million of gross Unrecognized income Tax Benefits (“UTB”). Management determined that the reserve was adequate and no adjustment to retained earnings was deemed necessary.

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

			Gross
		Accrued	Unrecognized
	Federal and	Interest and	Income Tax
	State Tax	Penalties	Benefits

Balance at January 1, 2008	$865	$859	$1,724
Additions for tax provisions related to current year	28	5	33
Additions for tax provisions related to prior year	(4)	740	736
Reduction for tax positions related to prior closed tax years	—	(751)	(751)
Reduction for tax positions related to prior tax years	—	(17)	(17)

Balance at December 31, 2008	$889	$836	$1,725

Components of Reserve:
Potential non-deductible compensation	$58	$12	$70
Potential adjustment to non-deductible interest expense	132	12	144
Timing of the accrual for interest on nonperforming assets	—	670	670
State income tax exposure	699	142	841

Balance at December 31, 2008	$889	$836	$1,725

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2004. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.9 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.8 million as a result of the 2008 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 102 basis points to 28.02% at December 31, 2008.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2008, federal statutes were changed to allow ordinary loss treatment on the sale of applicable preferred stock. This change eliminated a potential 2008 UTB. As a participant in Treasury’s Capital Purchase Program, a portion of senior executive’s compensation will not be deductible which could give rise to future 2009 UTB. As of December 31, 2008, Management had identified no other potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

12.	Benefit Plans

Pension plans.  The Corporation has a defined benefit pension plan which covers employees vested in the pension plan as of December 31, 2006. On May 18, 2006, the Corporation’s Board of Directors approved freezing the defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. In general, benefits are based on years of service and the employee’s compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation did not make a contribution to the qualified pension plan during 2008, 2007 and 2006. The Corporation is not required and does not expect to make a contribution to its pension plan in 2009.

The amendments to the defined benefit pension plan qualified as a curtailment of the pension plan, the impact of which was a $1.4 million gain that was recognized as of December 31, 2006 by a direct reduction of the pension plan’s cumulative net loss.

A supplemental non-qualified, non-funded pension plan for certain officers is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial methods and economic assumptions as those used for the defined benefit pension plan.

Postretirement medical and life insurance plan.  The Corporation also sponsors a benefit plan which provides postretirement medical and life insurance for retired employees. Effective January 1, 1993, the plan was changed to limit the Corporation’s medical contribution to 200% of the 1993 level for employees who retire after January 1, 1993. The Corporation reserves the right to terminate or amend the plan at any time.

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

Other employee benefits.  FirstMerit’s Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of common stock, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. A stock account is maintained in the name of each participant and is credited with shares of common stock equal to the number of shares that could have been purchased with the amount of any compensation so

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

deferred, at the closing price of the common stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2008 and 2007 was $10.2 million and $9.7 million, respectively.

Savings plan.  The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Through the year ended December 31, 2008, employee contributions were partially matched by the Corporation at a rate of $.50 for each $1.00 invested up to 6 percent of the employee’s qualifying salary and an additional $.50 for each $1.00 invested up to 3 percent of the employee’s qualifying salary. Matching contributions vest in accordance with plan specifications. Effective January 1, 2009, the Corporation has suspended its matching contribution to the savings plan. Contributions made by the Corporation to the savings plan were $4.2 million, $4.2 million and $4.1 million for 2008, 2007 and 2006, respectively.

Actuarial assumptions.  The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation and expected duration of benefit payments. The Corporation’s pension plan weighted-average allocations at measurement dates by asset category are as follows:

	Percentage of
	Plan Assets on
	Measurement Date*
Asset Category	2008	2007

Cash and money market funds	4.77%	4.12%
U.S. Treasury obligations	5.40%	5.49%
U.S. government agencies	7.50%	4.17%
Corporate bonds	7.22%	5.11%
Domestic equity mutual funds	75.11%	81.11%

	100.00%	100.00%

*	The measurement date is December 31 for 2008 and September 30 for 2007.

The Corporation’s asset allocation strategy favors equities, with a target allocation of approximately 65% equity securities. The asset allocation policy is as below:

Asset Class	Target	Range

Large Cap U.S. Equity	35.00%	25%-40%
Small/Mid Cap U.S. Equity	15.00%	5%-20%
International Equity	15.00%	10%-20%

Total Equity	65.00%	50%-75%
Fixed Income	35.00%	30%-50%
Cash Equivalents	0.00%	0%-10%

	100.00%

The Corporation uses historic plan asset returns combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually. The expected return on equities was computed using a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan’s assets, the return on the plan equity investments historically has exceeded market averages. Management estimated the rate by which the

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall future returns on equities compared to past periods.

The discount rate reflects the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency, on the Corporation’s annual measurement date and is subject to change each year. The discount rate is selected on data specific to the Corporation’s plans and employee population. During 2008, the Corporation used a discount rate of 6.86% in the pension liability valuation, an increase of .61 basis points from the 2007 discount rate.

The rate of compensation increase for the qualified pension plans was increased by 1.47% in 2008 to 5.22%. The Corporation used an assumed return on assets of 8.50% for both 2008 and 2007.

Additional information on the assumptions used to value the pension liability is included in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The actuarial assumptions used in the defined benefit pension plan and the postretirement medical and life insurance benefit plan were as follows:

Weighted-average assumptions	Pension Benefits			Postretirement Benefits
as of the measurement date*	2008	2007	2006	2008	2007	2006

Discount Rate	6.86%	6.25%	5.75%	6.93%	6.25%	5.75%
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75% - 5.22%	3.75%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	7.5% to 5.0%	8.0% to 5.0%	8.0% to 5.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	7.5% to 5.0%	8.0% to 5.0%	8.0% to 5.0%
Prescription Drugs	—	—	—	9.5% to 5.0%	10.0% to 5.0%	11.0% to 5.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	9.5% to 5.0%	10.0% to 5.0%	12.0% to 5.0%

*	The measurement date is December 31 for 2008. The measurement date for 2007 and 2006 is September 30.

For measurement purposes, the assumed annual rate increase in the per capita cost of non-Medicare covered health care benefits was 7.50% in 2008, decreased gradually to 5.0% in 2014, and Medicare covered health care benefits was 9.5%, decreased gradually to 5.0% in 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$117	$(102)
Effect on postretirement benefit obligation for health care benefits	$885	$(794)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Components of Net Periodic
Pension/Postretirement Cost
Service cost	$5,419	$7,466	$6,932	$994	$889	$746
Interest cost	10,319	9,655	9,413	1,771	1,736	1,663
Expected return on assets	(11,688)	(11,185)	(11,399)	—	—	—
Prior service costs	115	164	180	(406)	(541)	(541)
Cumulative net loss	2,983	5,346	5,462	211	407	430
Adjustment for measurement date change Prior service cost/(credit)	44	—	—	(135)	—	—
Acturial loss	994	—	—	71	—	—

Net periodic pension/postretirement cost	$8,186	$11,446	$10,588	$2,506	$2,490	$2,298

Effective December 31, 2008, the Corporation adopted the final measurement provisions of SFAS 158, which required the annual measurement date of a plan’s assets and benefit obligations be as of the date of the employer’s fiscal year-end statement of financial position. Prior to the adoption of this provision, the Corporation had elected a September 30 measurement date to value plan assets and benefit obligations. The following table summarizes the effects of adopting the measurement date provisions of SFAS 158 on the consolidated balance sheet as of December 31, 2008:

SFAS 158
Measurement Date
Adoption Adjustments

Deferred taxes	$189

Total Assets	$189

Pension liabilities	$540

Total Liabilities	$540

Retained Earnings	$(843)
Accumulated other comprehensive loss	$492

Total shareholders’ equity	(351)

Total liabilities and shareholders’ equity	$189

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/,
Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$168,722	$172,208	$29,448	$31,319
Service cost	5,419	7,466	994	889
Interest cost	10,319	9,655	1,771	1,736
Plan Amendments	1,522	—	—	—
Participant contributions	—	—	946	486
Actuarial (loss) gain	(14,158)	(11,048)	(582)	(1,133)
Benefits paid	(12,133)	(9,559)	(4,048)	(3,849)
Adjustment for measurement date change	3,934	—	692	—

PBO/APBO, end of year	$163,625	$168,722	$29,221	$29,448

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$145,326	$134,957	$—	$—
Actual return on plan assets	(32,017)	17,775	—	—
Participant contributions	—	—	946	486
Employer contributions	1,606	2,153	3,102	3,363
Benefits paid	(12,133)	(9,559)	(4,048)	(3,849)
Adjustment for measurement date change	(2,922)	—	—	—

Fair Value of Plan Assets, end of year	$99,860	$145,326	$—	$—

Funded Status	$(63,765)	$(23,395)	$(29,222)	$(29,448)
Prior service (benefits) costs	1,773	454	(3,790)	(4,467)
Cumulative net loss	79,290	48,871	5,234	6,168
Post-measurement date contributions	—	203	—	868

Prepaid (accrued) pension/ postretirement cost	$17,298	$26,133	$(27,778)	$(26,879)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(63,765)	(23,395)	(29,222)	(29,448)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	81,063	49,325	1,444	1,701
Post-measurement date contributions	—	203	—	868

Net amount recognized	$17,298	$26,133	$(27,778)	$(26,879)

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Accumulated Benefit Obligation (“ABO”) for the Corporation’s pension plan was $143.9 million, and $145.3 million for the years ended December 31, 2008 and 2007, respectively. Information for those pension plans that had an ABO in excess of plan assets is as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Aggregate Projected benefit obligation	$63,765	$17,445	n/a	n/a
Aggregate accumulated benefit obligation	143,935	16,532	n/a	n/a
Aggregate fair value of plan assets	99,860	—	n/a	n/a

During the years ended December 31, 2008 and 2007, the Corporation received $0.2 million, in each year, in subsidy payments under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. At December 31, 2008, the projected benefit payments for the pension plans and the postretirement benefit plan, which reflect expected future service, as appropriate, and the Medicare subsidies, totaled $8.4 million and $2.4 million, in 2009 $9.7 million and $2.6 million, in 2010 $10.0 million and $2.8 million, in 2011 $11.4 million and $2.8 million in 2012, $11.6 million and $2.8 million in 2013, and $67.7 million and $15.2 million in years 2014 through 2023, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

Amounts recognized in accumulated other comprehensive loss consist of:

			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Prior service cost	$1,773	$454	$(3,790)	$(4,467)
Cumulative net loss	79,290	48,871	5,234	6,168

Total amount recognized	$81,063	$49,325	$1,444	$1,701

Unrecognized Actuarial Gains and Losses.  Actuarial gains and losses are changes in measures of the plan assets or benefit obligations that occur during a period because of differences between actual experience and assumptions, or that occur as a result of changes in one or more actuarial assumptions. Actuarial gains and losses can arise from differences between the expected and actual return on plan assets, from changes in the benefit obligation due to changes in discount rates, from changes in assumptions about future compensation increases, health care cost trend rates, or other factors.

Net unrecognized actuarial gains or losses and prior service costs are recognized as an adjustment to accumulated other comprehensive income, net of tax, in the period they arise and, subsequently, recognized as a component of net periodic benefit cost over the average remaining service period of the active employees which is in accordance with the provisions of SFAS 158.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total

Prior service cost	$221	$(541)	$(320)
Cumulative net loss	3,044	212	3,256

13.	Share-Based Compensation

The Corporation’s 1997, 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Plans) for up to 8,754,753 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense and recognized during the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $2.1 million and $6.0 million, respectively, and the related tax benefit thereto was $1.6 million, $0.7 million and $1.6 million, respectively. Share-based compensation expense related to award granted to employees as well as award granted to directors is recorded in salaries, wages, pension and employee benefits in the consolidated statements of income and comprehensive income.

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

In accordance with the Corporation’s stock option and nonvested (restricted) shares plans, employee participants that are 55 or older and have 15 years of service are eligible to retire. At retirement, all unvested awards continue to vest. Prior to the Plans’ amendments during 2007, which eliminated post retirement vesting, all unvested awards at the time of retirement continued to vest. As required by SFAS 123(R), the Corporation accelerates the recognition of compensation costs for share-based awards granted to retirement-eligible employees prior and employees who become retirement-eligible is granted or modified, the compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire.

Stock Option Awards

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

The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. Because of these differences, the Black-Scholes model is not a perfect indicator of value of an employee stock option, but it is commonly used for this purpose. The model is also sensitive to changes in subjective assumptions, which can materially affect fair value estimates. Expected volatilities are based on implied volatilities from historical volatility of the Corporation’s stock, and other factors. The Corporation uses historical data to estimate option exercise and employee termination with the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the difference in lives given below results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions pertaining to options issued

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

during 2007 and 2006 are shown in the following table. There were no options granted during the year ended December 31, 2008.

	Year Ended December 31,
	2007	2006

Assumptions:
Dividend yield	5.06%	4.25%
Expected volatility	22.75%	23.51%
Risk free interest rate	4.58%	4.86%
Expected lives	6 years	4.92 years

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A summary of stock option activity under the Plans as of December 31, 2008 and 2007, and changes during the years then ended is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares (000’s)	Exercise Price	Contractual Term	Value (000’s)

Outstanding at January 1, 2007	7,219	$25.64
Granted	56	20.99
Exercised	(160)	20.13
Forfeited	(52)	24.47
Expired	(261)	26.54

Outstanding at December 31, 2007	6,802	$25.64	3.90	$807

Granted	—	—
Exercised	(126)	16.44
Forfeited	(7)	24.25
Expired	(560)	28.41

Outstanding at December 31, 2008	6,109	$25.54	3.15	$691

Exercisable at December 31, 2007	6,578	$25.69	3.75	$807

Exercisable at December 31, 2008	6,010	$25.58	3.08	$691

There were no options granted during the year ended December 31, 2008. The weighted average grant-date fair value of options granted during the year ended December 31, 2007 was $3.22. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $1.2 million and $0.2 million, respectively. Cash received from options exercised under all share-based payment arrangement for the years ended December 31, 2008 and 2007 was $2.1 million and $3.2 million, respectively. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.4 million for the year ended December 31, 2008 and $0.1 million for the year ended December 31, 2007.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million common shares in the first quarter of 2006 which was adequate to cover option exercises for the full years 2008, 2007 and 2006.

At December 31, 2008 and 2007, there was $0.1 million and $0.3 million, respectively of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted-average period of 0.53 years for the year ended December 31, 2008 and 1.38 year for the year ended December 31, 2007.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Nonvested Stock Awards

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2008 and 2007 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant-Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value

Nonvested at January 1, 2007	326	$24.08
Granted	296	20.49
Vested	(92)	24.32
Forfeited or expired	(92)	23.58

Nonvested at December 31, 2007	438	$21.72

Granted	410	19.88
Vested	(144)	21.87
Forfeited or expired	(26)	20.79

Nonvested at December 31, 2008	678	$20.61

As of December 31, 2008 and 2007, there was $4.0 million and $3.4 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.66 years for the year ended December 31, 2008 and 1.98 years for the year ended December 31, 2007. The total fair value of shares vested during the year ended December 31, 2008 and 2007 was $3.0 million and $1.9 million, respectively.

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 are required to increase capital surplus for an realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption did not have a material impact on financial condition, results of operations, or liquidity.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

14.	Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

Condensed Balance Sheets

	As of December 31,
	2008	2007

Assets:
Cash and due from banks	$12,667	$6,816
Investment securities	1,249	1,190
Loans to subsidiaries	103,550	90,550
Investment in subsidiaries, at equity in underlying value of their net assets	864,586	858,458
Other assets	9,494	16,178

Total Assets	$991,546	$973,192

Liabilities and Shareholders’ Equity:
Convertible subordinated debt	$—	$366
Wholesale borrowings	52,440	53,951
Accrued and other liabilities	1,263	1,898
Shareholders’ equity	937,843	916,977

Total Liabilities and Shareholders’ Equity	$991,546	$973,192

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006

Income:
Cash dividends from subsidiaries	$112,591	$139,111	$78,655
Other income	2,708	2,717	2,728

	115,299	141,828	81,383
Interest and other expenses	10,761	11,288	10,977

Income before federal income tax benefit and equity in undistributed income of subsidiaries	104,538	130,540	70,406
Federal income tax (benefit)	(2,250)	(2,581)	(2,295)

	106,788	133,121	72,701
Equity in undistributed income of subsidiaries	12,697	(10,094)	22,245

Net income	$119,485	$123,027	$94,946

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$119,485	$123,027	$94,946
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(12,697)	10,094	(22,245)
Decrease (increase) in Federal income tax receivable	4,291	2,793	21,638
Other	2,177	(3,062)	2,818

Net cash provided by operating activities	113,256	132,852	97,157

Investing activities:
Loans to subsidiaries	(186,500)	(115,000)	(84,500)
Repayment of loans to subsidiaries	173,500	74,500	143,000
Payments for investments in and advances to subsidiaries	—	—	(61)
Purchases of investment securities	(59)	(76)	(56)

Net cash (used) provided by investing activities	(13,059)	(40,576)	58,383

Financing activities:
Conversion of subordinated debt	(366)	(40)	(35)
Proceeds from short-term borrowings	1,000	1,000	—
Repayment of short-term borrowings	(2,511)	—	—
Cash dividends	(93,825)	(93,331)	(91,354)
Proceeds from exercise of stock options	2,103	3,045	1,853
Purchase of treasury shares	(747)	(233)	(65,837)

Net cash used by financing activities	(94,346)	(89,559)	(155,373)

Net increase in cash and cash equivalents	5,851	2,717	167
Cash and cash equivalents at beginning of year	6,816	4,099	3,932

Cash and cash equivalents at end of year	$12,667	$6,816	$4,099

15.	Segment Information

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

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies). Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2008, 2007 and 2006.

					FirstMerit
December 31, 2008	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$156,403	$190,455	$16,614	$(7,283)	$356,189
Provision for loan losses	19,990	37,962	1,056	(405)	58,603
Other income	40,516	113,995	33,855	13,070	201,436
Other expenses	89,808	191,027	36,589	13,209	330,633
Net income	56,628	49,049	8,336	5,472	119,485
Averages :
Assets	$4,015,407	$2,931,259	$311,435	$3,291,341	$10,549,442
Loans	4,042,370	2,796,399	306,406	58,771	7,203,946
Earnings assets	4,076,392	2,832,885	306,406	2,514,226	9,729,909
Deposits	1,937,237	4,620,774	458,711	400,860	7,417,582
Economic Capital	241,663	192,114	41,937	460,374	936,088

					FirstMerit
December 31, 2007	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$151,490	$193,231	$17,917	$(25,092)	$337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
Averages :
Assets	$3,742,894	$2,998,057	$340,716	$3,237,121	$10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic Capital	243,845	191,899	47,237	392,545	875,526

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

					FirstMerit
December 31, 2006	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$148,502	$202,292	$18,192	$(28,613)	$340,373
Provision for loan losses	50,545	19,265	2,142	4,160	76,112
Other income	37,350	109,383	33,502	14,913	195,148
Other expenses	76,246	196,204	35,915	19,722	328,087
Net income	38,389	62,534	8,864	(14,841)	94,946
Averages:
Assets	$3,543,088	$3,019,254	$337,528	$3,230,145	$10,130,015
Loans	3,565,105	2,859,247	335,169	38,817	6,798,338
Earnings assets	3,597,040	2,910,712	335,180	2,418,360	9,261,292
Deposits	2,022,510	4,702,580	389,937	269,119	7,384,146
Economic Capital	250,011	216,268	47,838	375,812	889,929

16.	Fair Value Measurement

Financial Instruments Measured at Fair Value

The Corporation adopted SFAS 157 on January 1, 2008. SFAS 157:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies the guidance in EITF 02-3, which required deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Expands disclosures about instruments valued at fair value.

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

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
December 31, 2008	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$2,793	$2,574,933	$31,385	$2,609,111
Residential loans held for sale	—	10,937	—	10,937
Derivative assets	—	42,371	—	42,371

Total assets at fair value on a recurring basis	$2,793	$2,628,241	$31,385	$2,662,419

Derivative liabilities	$—	$99,882	$—	$99,882

Total liabilities at fair value on a recurring basis	$—	$99,882	$—	$99,882

Available-for-sale securities.  Level 1 securities include money market mutual funds for which quoted prices in an active market are available. Securities classified as Level 2 include US Agency securities, MBSs, municipal securities, and certain CMO securities. The Corporation primarily uses a third party pricing service to determine the fair value of its Level 2 securities. The third party pricing service uses industry-standard models to price federal agencies and mortgage-backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. The model and matrix measurements are also classified as Level 2. Level 3 securities include certain CMO securities and trust preferred securities. A third party pricing service is used to value certain CMO securities. The third party pricing service relies on unobservable inputs in a proprietary valuation model for such securities which results in a Level 3 classification. Trust preferred securities are valued based on non-binding broker quotes. The non-binding nature of the pricing results in a classification as Level 3.

Loans held for sale.  Effective August 1, 2008, residential mortgage loans originated subsequent to this date are recorded at fair value in accordance with SFAS 159. Prior to this, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets, primarily to FHLMC and FNMA, and observable pricing information is available from these market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. The adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.

Derivatives.  The Corporation’s derivatives include interest rate swaps and commitment and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of mortgage interest rate commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. These measurements are classified as Level 2.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset/Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk in 2008 or 2007.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair Value	in fair values
	Fair Value	realized/unrealized	issuances		Quarter ended	included in current
Quarter ended December 31, 2008	September 30, 2008	gains/losses	settlements, net	Transfers	December 31, 2008	period earnings

Available-for-sale securities	$41,305	$(9,920)	$—	$—	$31,385	$—

Total changes
		Total	Purchases, sales		Fair Value	in fair values
	Fair Value	realized/unrealized	issuances		twelve months ended	included in current
Twelve months ended December 31, 2008	January 1, 2008	gains/losses	settlements, net	Transfers	December 31, 2008	period earnings

Available-for-sale securities	$72,336	$(23,918)	$29,555	$(46,588)	$31,385	$293

During the quarter ended June 30, 2008, $46.6 million of MBS securities were reclassified from Level 3 to Level 2 due to a model-driven valuation with market observable inputs being utilized. $0.3 million of gains on the sale of investment securities, classified as Level 3 on January 1, 2008, were recorded in investment securities gains in the consolidated statements of income and comprehensive income. Unrealized gains and losses were recorded in other comprehensive income in the statement of income and comprehensive income.

Certain other assets and liabilities are measured at fair value on a nonrecurring basis in the course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
December 31, 2008	Level 1	Level 2	Level 3	Total

Mortgage servicing rights	$—	$—	$18,803	$18,803
Impaired and nonaccrual loans	—	—	73,858	73,858
Other property	—	—	9,675	9,675

Total assets at fair value on a nonrecurring basis	$—	—	$102,336	$102,336

Mortgage Servicing Rights:  The Corporation carries its mortgage servicing rights at lower of cost or market value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Corporation determines the fair value of

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

its mortgage servicing rights through an independent third party consultant that employs a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights as Level 3. See “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for further discussion of the significant assumptions used to value mortgage servicing rights.

Impaired and nonaccrual loans:  Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3.

Other Property:  Other property includes foreclosed assets and properties securing residential and commercial loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carry value or fair value less costs to sell. Fair value is generally based upon internal estimates and third party appraisals or non-binding broker quotes and, accordingly, considered a Level 3 classification.

Additional information regarding fair value measurement is included in the subsection captioned “Fair Value Measurement” within the section captioned “Other Information” within Management’s Discussion and Analysis of Financial Condition and Results of Operation in the report.

SFAS No. 107 Disclosures about Fair Value of Financial Instruments

The carrying amount and fair value of the Corporation’s financial instruments are shown below in accordance with the requirements of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”).

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

	At December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,772,848	$2,772,848	$2,459,953	$2,459,953
Net loans	7,321,856	6,727,654	6,907,681	6,937,720
Loan held for sale	11,141	11,141	47,341	47,720
Cash and due from banks	178,406	178,406	207,335	207,335
Accrued interest receivable	42,481	42,481	48,790	48,790
Mortgage servicing rights	18,778	18,803	19,354	22,080
Derivative assets	42,371	42,371	1,511	1,511
Financial liabilities:
Deposits	$7,597,679	$7,620,870	$7,331,739	$7,342,988
Securities sold under agreements to repurchase	921,390	921,808	1,256,080	1,255,821
Wholesale borrowings	1,344,195	1,350,942	705,121	720,869
Accrued interest payable	29,018	29,018	41,547	41,547
Derivative liabilities	99,882	99,882	17,790	17,790

Investment Securities — See Financial Instruments Measured at Fair Value above.

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

Loans held for sale — The majority of loans held for sale are residential mortgage loans which are recorded at fair value. All other loans held for sale are recorded at the lower of cost or market, less costs to sell. See Financial Instruments Measured at Fair Value above.

Cash and due from banks — The carrying amount is considered a reasonable estimate of fair value.

Accrued interest receivable — The carrying amount is considered a reasonable estimate of fair value.

Mortgage servicing rights — See Financial Instruments Measured at Fair Value above.

Deposits — SFAS 107 defines the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, to be established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

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

Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.

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

The following table reflects the differences between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount we are contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
December 31, 2008	Carrying Amount	Principal	Unpaid Principal

Loans held for sale reported at fair value	$10,937	$10,783	$154

The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in earnings. The changes in fair value included in current period earnings for residential loans held for sale measured at fair value are shown by income statement line item, below:

	Three-Months Ended	Year-Ended
	December 31, 2008	December 31, 2008

Changes in fair value included in net income:
Loan sales and servicing income	$148	$154
Other operating income	61	74

Total Gain (Loss) included in current period earnings	$209	$228

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

	At December 31,
	2008	2007

Commitments to extend credit	$3,035,397	$3,171,168
Standby letters of credit and financial guarantees written	160,805	216,291
Loans sold with recourse	38,851	38,906
Derivative financial instruments (notional value):
Interest rate swaps	1,568,748	824,567
Interest rate lock commitments	59,476	29,070
Forward contracts sold	55,860	25,105

Commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. Additional information pertaining to this allowance is included in Note 4 (Allowance for Loan Losses) and under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

Standby letters of credit and written financial guarantees.  Standby letters of credit and written financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for short-term guarantees of $82.0 million and $97.4 million at December 31, 2008 and 2007, respectively, the remaining guarantees extend in varying amounts through 2018. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

represented by the notional amount less any allowance for possible loan losses. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan.

Derivatives and hedging activities.  Derivative financial instruments principally include interest rate swaps which derive value from changes to underlying interest rates. Generally, these instruments help the Corporation manage exposure to market risk and meet client financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. Derivative assets and liabilities are recorded at fair value on the balance sheet.

In the normal course of business, the Corporation has entered into interest rate swaps to hedge interest rate risk and modify the repricing characteristics of certain assets and liabilities. The interest rate swaps were accounted for as fair value hedges under SFAS 133 since their purpose is to “swap” fixed interest rate liabilities and assets to a variable interest rate basis. Substantially all of the interest rate swaps are associated with the Corporation’s fixed-rate commercial loan swap program and the remaining interest rate swaps convert the fixed interest rate of commercial real estate construction loans to a variable interest rate basis. As a fair value hedge, the effective portion of a change in the fair value of the hedging instrument is recorded in earnings at the same time as the change in the fair value of the hedged item. The ineffective portion of a change in the fair value of such a hedging instrument is recorded in earnings, as other operating expense, with no corresponding offset.

$479.8 million of the interest rate swaps associated with the fixed-rate commercial loan swap program qualify for the “shortcut method of accounting” as prescribed in SFAS 133. The shortcut method of accounting requires that the hedge and the hedged item meet certain qualifying criteria. If the swap qualifies for the shortcut method of accounting, no ongoing assessment of hedge effectiveness is required. The remaining hedges do not meet all the criteria necessary to be considered for the shortcut method of accounting. During 2008, 2007 and 2006, the net amount recognized by the Corporation in connection with the ineffectiveness for its fair value hedges was not significant and is included in other expense on the income statement.

The Corporation has entered into forward swap agreements which, in effect, fixed the borrowing costs of certain variable rate liabilities in the future. These transactions do not qualify for the short-cut method of accounting under SFAS 133, as previously discussed. The Corporation classifies these transactions as cash flow hedges, with any hedge ineffectiveness being reported in other operating expense. It is anticipated that the hedges will prove to be effective. A correlation analysis performed at year-end verified that the hedges were effective. During 2008, 2007 and 2006, the net amount recognized by the Corporation in connection with the ineffective portion of its cash flow hedging instruments was not significant and is included in other expense on the income statement.

During 2008, the Corporation implemented an interest rate swap program for commercial loans. In effect, the program provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totaled $938.2 million as of December 31, 2008. In accordance with SFAS 133, the Corporation classifies and accounts for these interest rate swaps as nondesignated derivatives that are recorded at fair value with changes in value recorded in current earnings.

Additionally, in the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment (“IRLC”). The Corporation extends IRLCs to borrowers who have applied for loan funding and met certain defined credit and underwriting standards. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market. The Corporation’s general policy is to sell these loans within 90 days of origination.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

During the term of an IRLC, the Corporation has the risk that interest rates will change from the rate quoted to the borrower. The Corporation enters into forward sale commitments as economic hedges designed to protect the value of IRLCs from changes in value due to changes in interest rates. In accordance with SFAS 133, the Corporation classifies and accounts for IRLCs as nondesignated derivatives that are recorded at fair value with changes in value recorded in current earnings. The forward sale commitments used to manage the risk on the IRLCs are also classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded in current earnings.

Effective August 1, 2008, the Corporation elected the fair value option, on a prospective basis, under SFAS 159 for newly originated conforming fixed-rate and adjustable-rate first mortgage warehouse loans. Prior to this, warehouse loans had been recorded at the lower of cost or market value. The Corporation utilized a SFAS 133 hedging program of its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward commitments. As such, both the mortgage loans held for sale and the forward commitments were recorded at fair value with ineffective changes in value recorded in current earnings as loan sales and servicing income.

Upon adoption of SFAS 159, the Corporation elected to prospectively account for substantially all of its mortgage warehouse loans at fair value upon origination and correspondingly discontinued the application of the SFAS 133 hedging relationships for all new originations. The Corporation continues to enter into forward sale commitments to provide an economic hedge against changes in the fair value of the warehouse loans. These derivatives are classified and accounted for as nondesignated derivatives and, therefore, recorded at fair value with changes recorded in current earnings.

During 2008, the Corporation periodically entered into derivative contracts by purchasing To Be Announced Mortgage Backed Securities (“TBA Securities”) to help mitigate the interest-rate risk associated with its MSRs. The gains and losses on these securities were recorded in other income in the consolidated statements of income and comprehensive income. The Corporation did not hold any TBA Securities contracts as of December 31, 2008.

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

At December 31, 2008, the Corporation was obligated for rental commitments under noncancelable operating leases on branch offices and equipment as follows:

Lease
At December 31,	Commitments

2009	$5,791
2010	5,346
2011	4,535
2012	4,022
2013	3,522
2014-2028	13,920

$37,136

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

19.	Earnings Per Share

The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,
	2008	2007	2006

Basic EPS:
Net income	$119,485	$123,027	$94,946

Net income available to common shareholders	$119,485	$123,027	$94,946

Average common shares outstanding	80,838,520	80,372,002	80,127,707

Basic net income per share	$1.48	$1.53	$1.18

Diluted EPS:
Income available to common shareholders	$119,485	$123,027	$94,946
Add: interest expense on convertible bonds, net of tax	5	16	18

Income used in diluted earnings per share calculation	$119,490	$123,043	$94,964

Average common shares outstanding	80,838,520	80,372,002	80,127,707
Add: common stock equivalents:
Stock option plans	23,548	94,622	175,637
Convertible debentures/preferred securities	14,228	43,520	48,409

Average common and common stock equivalent shares outstanding	80,876,296	80,510,144	80,351,753
Diluted net income per share	$1.48	$1.53	$1.18

For the years ended December 31, 2008, 2007 and 2006, options to purchase 6.4 million shares, 6.3 million shares and 6.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2008, the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

As of year-end 2008, the most recent notification from the OCC categorized FirstMerit Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized FirstMerit Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed First Merit Bank’s categorization as “well capitalized.”

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2008	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,007,679	11.80%	>	$683,403	8.00%	>	$854,254	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$870,870	10.19%	>	$341,702	4.00%	>	$512,553	>	6.00%

Tier I Capital (to Average Assets)	$870,870	8.19%	>	$425,481	4.00%	>	$531,851	>	5.00%

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2008	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$895,703	10.51%	>	$681,973	8.00%	>	$852,466	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$762,634	8.95%	>	$340,986	4.00%	>	$511,480	>	6.00%

Tier I Capital (to Average Assets)	$762,634	7.18%	>	$424,764	4.00%	>	$530,955	>	5.00%

21.	Subsequent Events (unaudited)

On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share. All of the proceeds from this sale will qualify as Tier I capital for regulatory purposes.

In January 2009, FirstMerit announced to employees that the Corporation subsidy for retiree medical for current eligible active employees will be discontinued effective March 1, 2009. Eligible employees who retire on or prior to March 1, 2009, will be offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive a Corporation subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage results in an accounting curtailment gain under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The curtailment gain is estimated to be $9.5 million.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

On February 17, 2009 President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency. Additional information is included in Item 1 Regulatory Agencies, Item 1A Risk Factors, Capital Resources and Risk Management within Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

22.	Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2008 and 2007 are summarized as follows:

		Quarters
		First	Second	Third	Fourth

Total interest income	2008	$145,524	$135,771	$137,150	$135,381

	2007	$156,935	$159,459	$162,631	$157,969

Total interest expense	2008	$61,225	$48,240	$46,029	$42,143

	2007	$74,929	$75,234	$77,477	$71,808

Net interest income	2008	$84,299	$87,531	$91,121	$93,238

	2007	$82,006	$84,225	$85,154	$86,161

Provision for loan losses	2008	$11,521	$14,565	$15,531	$16,986

	2007	$4,210	$9,967	$7,324	$9,334

Net income	2008	$31,443	$29,153	$29,753	$29,136

	2007	$31,421	$29,885	$30,262	$31,459

Net income per basic share	2008	$0.39	$0.36	$0.37	$0.36

	2007	$0.39	$0.37	$0.38	$0.39

Net income per diluted share	2008	$0.39	$0.36	$0.37	$0.36

	2007	$0.39	$0.37	$0.38	$0.39

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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and was effective.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public account firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation

We have audited the consolidated balance sheets of FirstMerit Corporation (“FirstMerit”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of FirstMerit’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

Akron, Ohio
February 17, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
FirstMerit Corporation

In our opinion, the consolidated statements of income and comprehensive income, of changes in shareholder’s equity and of cash present fairly, in all material respects the results of operations and cash flows of FirstMerit Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Columbus, Ohio
February 28, 2007, except for Note 15 as to which the date is February 19, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation

We have audited FirstMerit Corporation’s (“FirstMerit”) internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FirstMerit maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated February 17, 2009 expressed an unqualified opinion thereon.

Akron, Ohio
February 17, 2009

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 102 of this Annual Report, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2008.

ITEM 9B.	OTHER INFORMATION

On December 1, 2008, FirstMerit entered into a First Amendment to the Credit Agreement (the “First Amendment”) by and between FirstMerit Corporation and SunTrust Bank (“SunTrust”), which was originally executed on July 20, 2007 (the “2007 Credit Agreement”). A copy of the 2007 Credit Agreement and the First Amendment are attached as Exhibits 10.39 and 10.40, respectively, to this Annual Report and the following brief description is qualified in its entirety by reference to the text of such agreements. Subject to the terms and conditions of the First Amendment and the 2007 Credit Agreement, FirstMerit will be able to make draws from SunTrust in an aggregate amount not to exceed $15,000,000. FirstMerit expects that such draws, if any, will be used for general corporate and working capital purposes.

Additionally, on December 30, 2008, FirstMerit entered into a Line of Credit Letter Agreement (the “2008 Credit Agreement”) and a Committed Line of Credit Note (the “Note”) with PNC Bank, National Association. (“PNC”). A copy of the 2008 Credit Agreement and the Note are attached as Exhibits 10.41 and 10.42, respectively, to this Annual Report and the following brief description is qualified in its entirety by reference to the text of such agreements. Subject to the terms and conditions set forth in the Credit Agreement and Note, FirstMerit will be able to make draws from PNC in an aggregate amount not to exceed $15,000,000. FirstMerit expects that such draws, if any, will be used for general corporate and working capital purposes.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information about the Directors of FirstMerit, see “Proposal 1 — Elections of Directors” on pages 10 through 12 of FirstMerit’s Proxy Statement dated March 11, 2009 (the “Proxy Statement”), which is incorporated herein by reference.

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

The Board of Directors has determined that it has three “audit committee financial experts” serving on its Audit Committee. Information regarding the Audit Committee and the Audit Committee’s financial experts is incorporated by reference to the information that appears in the Proxy Statement on pages 3-4 under the caption “Committees of the Board of Directors.”

Information about the Executive Officers of FirstMerit appears in Part I of this Report under the caption “Executive Officers of the Registrant.”

Disclosure by FirstMerit with respect to compliance with Section 16(a) of the Exchange Act appears on page 8 of the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

See “Compensation Discussion and Analysis,” “The Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation and Other Information” on pages 12 — 40 of the Proxy Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Beneficial Ownership of Management and Certain Beneficial Owners” at pages 10 — 11 of the Proxy Statement, which are incorporated herein by reference.

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

See “The Board of Directors — Independence” and “Certain Relationships and Related Transactions” at pages 2-3 of the Proxy Statement, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” at pages 42 of the Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets as of December 31, 2008 and 2007;

Consolidated Statements of Income for Years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2008, 2007 and 2006;

Consolidated Statements of Cash Flows for Years ended December 31, 2008, 2007 and 2006;

Notes to Consolidated Financial Statements for Years ended December 31, 2008, 2007 and 2006;

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

(c) See subparagraph (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 18th day of February, 2009.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig Paul G. Greig Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Steven H. Baer* Steven H. Baer Director	/s/ R. Cary Blair* R. Cary Blair Director

/s/ Karen S. Belden* Karen S. Belden Director	/s/ Robert W. Briggs* Robert W. Briggs Director

/s/ John C. Blickle* John C. Blickle Director	/s/ Gina D. France* Gina D. France Director

/s/ Richard Colella* Richard Colella Director	/s/ J. Michael Hochschwender* J. Michael Hochschwender Director

/s/ Terry L. Haines* Terry L. Haines Director	/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director

/s/ Clifford J. Isroff* Clifford J. Isroff Director	/s/ Richard N. Seaman Richard N. Seaman Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/  J. BRET TREIER
J. Bret Treier, Attorney-in-Fact

Dated: February 18, 2009

Exhibit Index

Exhibit
Number		Description

3.1		Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (filed herewith).
3.2		Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (filed herewith).
4.1		Indenture dated as of February 13, 1998 between Firstar Bank Milwaukee, National Association, as trustee and Signal Corp. (incorporated by reference from Exhibit 4.1 to the Form S-4 No. 333-52581-01 filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.2		Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Form S-4 No. 333-52581-01 filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.3		Form of Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Form S-4 No. 333-52581-01, filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.4		Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01 filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.5		Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.7 to the Form S-4 No. 333-52581-01 filed by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.6		Supplemental Indenture, dated as of February 12, 1999, between FirstMerit Corporation and Firstar Bank Milwaukee, National Association, as Trustee relating to the obligations of the FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K filed by the Registrant on March 22, 1999).
4.7		Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between FirstMerit Corporation and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009) [Note: Annex A to the Securities Purchase Agreement is not included herewith; filed as Exhibit 3.2 to FirstMerit’s Corporation’s Current Report on Form 8-K filed on January 12, 2009].
4.8		Form of Warrant to purchase 952,260 Common Shares of FirstMerit Corporation, issued to the United States Department of the Treasury on January 9, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009).
10.1		Credit Agreement by and between FirstMerit Corporation and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on December 7, 2006).
10	.2*	Amended and Restated 1997 Stock Plan (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed by the Registrant on March 9, 2001).
10	.3*	First Amendment to the Amended and Restated 1997 Stock Plan (filed herewith).
10	.4*	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A filed by the Registrant on April 30, 2001).
10	.5*	First Amendment to the Amended and Restated 1999 Stock Plan (filed herewith).
10	.6*	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A filed by the Registrant on April 30, 2006).
10	.7*	First Amendment to the Amended and Restated 2002 Stock Plan (filed herewith).
10	.8*	Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.9*	First Amendment to the Amended and Restated 2006 Equity Plan (filed herewith).
10	.10*	Amended and Restated Executive Deferred Compensation Plan (filed herewith).
10	.11*	Amended and Restated Director Deferred Compensation Plan (filed herewith).
10	.12*	Amended and Restated Supplemental Executive Retirement Plan (filed herewith).
10	.13*	Form of Amended and Restated Membership Agreement with respect to the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K filed by the Registrant on March 22, 1999).
10	.14*	2008 Supplemental Executive Retirement Plan (filed herewith).

Exhibit
Number		Description

10	.15*	Amendment to the Supplemental Executive Retirement Plan (filed herewith).
10	.16*	Amended and Restated Unfunded Supplemental Benefit Plan (filed herewith).
10	.17*	Amended and Restated Executive Cash Incentive Plan (filed herewith).
10	.18*	2008 Excess Benefit Plan (filed herewith).
10	.19*	First Amendment to the 2008 Excess Benefit Plan (filed herewith).
10	.20*	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A filed by the Registrant on April 30, 2002).
10	.21*	Long-Term Disability Benefit Summary (filed herewith).
10	.22*	Director Compensation Summary (filed herewith).
10	.23*	Form of Amended and Restated Change in Control Termination Agreement (Tier I) (filed herewith).
10	.24*	Form of Amended and Restated Change in Control Termination Agreement (Tier I/2008 SERP) (filed herewith).
10	.25*	Form of Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 5, 2004).
10	.26*	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K/A filed by the Registrant on April 30, 2002).
10	.27*	Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (filed herewith).
10	.28*	Amended and Restated Change In Control Termination Agreement (Greig) (filed herewith).
10	.29*	Amended and Restated Displacement Agreement (Greig) (filed herewith).
10	.30*	Restricted Stock Award Agreement of Paul G. Greig, dated May 15, 2006 (incorporated by reference from Exhibit 10.37 to the Annual Report on Form 10-K filed by the Registrant on February 28, 2007)
10	.31*	Form of Director Initial Restricted Stock Award (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.32*	Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.33*	Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.34*	Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.35*	Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.36*	Form of Employee Nonqualified Stock Option Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.37*	Form of Employee Nonqualified Stock Option Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Registrant on May 2, 2008).
10	.38*	Form of Letter Agreement, dated January 9, 2009, between FirstMerit Corporation and its Senior Executive Officers (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009) [Note: Appendix A is not included herewith; filed as part of Exhibit 3.2 to FirstMerit’s Corporation’s Current Report on Form 8-K filed on January 12, 2009].
10.39		Credit Agreement by and between FirstMerit Corporation and SunTrust Bank (filed herewith).
10.40		First Amendment to the Credit Agreement by and between FirstMerit Corporation and SunTrust Bank (filed herewith).
10.41		Line of Credit Letter Agreement by and between FirstMerit Corporation and PNC Bank, N.A. (filed herewith).
10.42		Committed Line of Credit Note by and between FirstMerit Corporation and PNC Bank, N.A. (filed herewith).
21		Subsidiaries of FirstMerit Corporation (filed herewith).
23.1		Consent of Ernst & Young LLP (filed herewith).
23.2		Consent of PricewaterhouseCoopers LLP (filed herewith).

Exhibit
Number	Description

24	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit Corporation (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit Corporation.
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

*	Indicates management contract or compensatory plan or arrangement