Form 10-Q
period 2009-03-31
FIRSTMERIT CORP /OH/
filed 2009-04-29
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     As of April 27, 2009, 81,407,867 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited, except December 31, 2008, which is derived from the	March 31,	December 31,	March 31,
audited financial statements)	2009	2008	2008
ASSETS
Cash and due from banks	$179,397	$178,406	$200,852
Investment securities (at fair value)	2,735,232	2,772,848	2,559,729
Loans held for sale	22,408	11,141	55,744
Loans:
Commercial loans	4,344,915	4,352,730	4,020,155
Mortgage loans	524,909	547,125	575,479
Installment loans	1,533,885	1,574,587	1,576,517
Home equity loans	741,073	733,832	684,064
Credit card loans	141,597	149,745	145,747
Leases	64,384	67,594	70,835

Total loans	7,350,763	7,425,613	7,072,797
Less allowance for loan losses	(106,257)	(103,757)	(94,411)

Net loans	7,244,506	7,321,856	6,978,386
Premises and equipment, net	130,920	133,184	126,273
Goodwill	139,245	139,245	139,245
Intangible assets	1,316	1,403	1,754
Accrued interest receivable and other assets	519,152	541,943	454,845

Total assets	$10,972,176	$11,100,026	$10,516,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,848,200	$1,637,534	1,498,107
Demand-interest bearing	669,789	666,615	703,319
Savings and money market accounts	2,763,058	2,512,331	2,366,466
Certificates and other time deposits	2,397,166	2,781,199	2,854,786

Total deposits	7,678,213	7,597,679	7,422,678

Securities sold under agreements to repurchase	804,525	921,390	1,298,145
Wholesale borrowings	1,134,152	1,344,195	653,618
Accrued taxes, expenses, and other liabilities	271,017	298,919	204,948

Total liabilities	9,887,907	10,162,183	9,579,389

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference; authorized and issued 125,000 shares	120,622	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 92,026,350 at March 31, 2009, December 31, 2008 and March 31, 2008	127,937	127,937	127,937
Common stock warrant	4,582	—	—
Capital surplus	84,876	94,802	91,387
Accumulated other comprehensive loss	(38,634)	(54,080)	(31,576)
Retained earnings	1,057,681	1,053,435	1,035,766
Treasury stock, at cost, 10,609,284, 11,066,108 and 11,147,360 shares at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	(272,795)	(284,251)	(286,075)

Total shareholders’ equity	1,084,269	937,843	937,439

Total liabilities and shareholders’ equity	$10,972,176	$11,100,026	$10,516,828

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(In thousands except per share data)	2009	2008
Interest income:
Interest and fees on loans, including held for sale	$87,799	$116,288
Interest and dividends on investment securities and federal funds sold	31,557	29,236

Total interest income	119,356	145,524

Interest expense:
Interest on deposits:
Demand-interest bearing	155	964
Savings and money market accounts	5,377	9,643
Certificates and other time deposits	18,588	31,987
Interest on securities sold under agreements to repurchase	999	11,542
Interest on wholesale borrowings	7,343	7,089

Total interest expense	32,462	61,225

Net interest income	86,894	84,299
Provision for loan losses	18,065	11,521

Net interest income after provision for loan losses	68,829	72,778

Other income:
Trust department income	4,790	5,450
Service charges on deposits	14,163	14,736
Credit card fees	11,084	11,157
ATM and other service fees	2,606	2,794
Bank owned life insurance income	3,015	3,201
Investment services and insurance	2,918	2,865
Investment securities gains, net	—	524
Loan sales and servicing income	2,335	1,391
Gain on Visa Inc. redemption	—	7,898
Gain on post medical retirement curtailment	9,543	—
Other operating income	4,734	2,838

Total other income	55,188	52,854

Other expenses:
Salaries, wages, pension and employee benefits	42,682	43,065
Net occupancy expense	6,871	6,754
Equipment expense	5,797	6,194
Stationery, supplies and postage	2,275	2,325
Bankcard, loan processing and other costs	7,842	7,244
Professional services	3,480	1,887
Amortization of intangibles	87	223
Other operating expense	14,169	13,542

Total other expenses	83,203	81,234

Income before federal income tax expense	40,814	44,398
Federal income tax expense	11,380	12,955

Net income	$29,434	$31,443

Other comprehensive income, net of taxes
Unrealized securities’ holding gain, net of taxes	$15,817	$11,610
Unrealized hedging loss, net of taxes	(94)	(633)
Minimum pension liability adjustment, net of taxes	(277)	873
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	—	341

Total other comprehensive gain, net of taxes	15,446	11,509

Comprehensive income	$44,880	$42,952

Net income applicable to common shares	$27,563	$31,443

Net income used in diluted EPS calculation	$27,563	$31,447

Weighted average number of common shares outstanding — basic	81,293	80,655

Weighted average number of common shares outstanding — diluted	81,302	80,722

Basic earnings per share	$0.34	$0.39

Diluted earnings per share	$0.34	$0.39

Dividend per share	$0.29	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended
(Unaudited)	March 31,
(In thousands)	2009	2008
Operating Activities
Net income	$29,434	$31,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,065	11,521
Provision for depreciation and amortization	4,851	4,661
Amortization of investment securities premiums, net	851	223
Accretion of income for lease financing	(889)	(1,047)
Gains on sales and calls of investment securities, net	—	(524)
Decrease in interest receivable	2,589	4,233
(Decrease) increase in interest payable	(421)	365
Increase in prepaid assets	(5,175)	(3,305)
Post medical retirement curtailment gain	(9,543)	—
Decrease in accounts payable	(9,616)	(6,040)
Increase in taxes payable	6,243	14,304
Increase in other receivables	(24)	(2,106)
Decrease in other assets	68	7,019
Originations of loans held for sale	(130,899)	(75,897)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	120,558	67,314
(Gains) losses on sales of loans, net	(926)	180
Amortization of intangible assets	87	223
Other decreases	(8,394)	(3,173)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,859	49,394
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	16,552	68,938
Available-for-sale — maturities	158,998	223,897
Purchases of available-for-sale investment securities	(97,745)	(345,386)
Net decrease (increase) in loans and leases, excluding sales	55,776	(60,929)
Purchases of premises and equipment	(2,619)	(528)
Sales of premises and equipment	32	63

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	130,994	(113,945)
Financing Activities
Net increase (decrease) in demand accounts	213,840	(9,020)
Net increase in savings and money market accounts	250,727	71,319
Net (decrease) increase in certificates and other time deposits	(384,033)	28,640
Net (decrease) increase in securities sold under agreements to repurchase	(116,865)	42,065
Net decrease in wholesale borrowings	(210,043)	(51,503)
Proceeds from issuance of preferred stock	125,000	—
Cash dividends — preferred	(1,667)	—
Cash dividends — common	(23,317)	(23,452)
Purchase of treasury shares	(542)	(47)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	38	66

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(146,862)	58,068

Increase (decrease) in cash and cash equivalents	991	(6,483)
Cash and cash equivalents at beginning of period	178,406	207,335

Cash and cash equivalents at end of period	$179,397	$200,852

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$13,162	$30,645

Federal income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited) (Dollars in thousands except per share data)
1. Basis of Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., and Realty Facility Holdings XV, L.L.C.
     The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2009 and 2008 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008.
2. Recent Accounting Pronouncements — Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141 (R)”). In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the ‘purchase method’) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.
     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement did not have an impact on the Corporation’s consolidated financial condition or results of operations.
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For more information on the Corporation’s derivative instruments and hedging activities, see Note 8 (Accounting for Derivatives and Hedging Activities).
     Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Corporation’s current accounting practices; therefore, it will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

     FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). During June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The adoption of FSP EITF 03-6-1 did not have a material effect on the consolidated results of operations or earnings per share.
     FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, (effective June 30, 2009, for the Corporation).
     FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP FAS 115-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Corporation). Management does not anticipate that this FSP will have a material impact on the Corporation’s consolidated financial condition or results of operations.
     FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 (effective June 30, 2009, for the Corporation), and should be applied prospectively. Management does not anticipate that this FSP will have a material impact on the Corporation’s consolidated financial condition or results of operations.

3. Investment Securities — The components of investment securities are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$522,930	$15,106	$(164)	$537,872
Obligations of state and political subdivisions	318,492	3,722	(2,416)	319,798
Mortgage-backed securities	1,655,230	44,634	(405)	1,699,459
Other securities	213,068	—	(34,965)	178,103

	$2,709,720	$63,462	$(37,950)	$2,735,232

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$559,382	$7,109	$(1,159)	$565,332
Obligations of state and political subdivisions	317,024	2,726	(3,580)	316,170
Mortgage-backed securities	1,681,378	29,643	(2,795)	1,708,226
Other securities	213,886	—	(30,766)	183,120

	$2,771,670	$39,478	$(38,300)	$2,772,848

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. Government agency obligations	$382,576	$5,133	$(1,039)	$386,670
Obligations of state and political subdivisions	279,106	3,183	(657)	281,632
Mortgage-backed securities	1,681,505	14,102	(4,141)	1,691,466
Other securities	212,530	—	(12,569)	199,961

	$2,555,717	$22,418	$(18,406)	$2,559,729

     Other securities included Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock of $8.8 million and $119.1 million at March 31, 2009 and December 31, 2008, and $8.8 million and $116.0 million at March 31, 2008. FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. The Corporation holds eight, single issuer, trust preferred securities, classified as other securities, with an amortized cost of $61.3 million, $61.4 million and $61.3 million, and a fair value of $26.8 million, $31.4 million and $49.1 million, as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

     The following table summarizes the Corporation’s securities that were in an unrealized loss position.

	At March 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$10,679	(2)	$25,606	(162)	$36,285	(164)
Obligations of states and political subdivisions	61,369	(1,430)	24,427	(985)	85,796	(2,415)
Mortgage-backed securities	63,876	(401)	347	(5)	64,223	(406)
Other securities	19,052	(404)	26,786	(34,561)	45,838	(34,965)

Total temporarily impaired securities	$154,976	(2,237)	$77,166	(35,713)	$232,142	(37,950)

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$68,630	$(483)	$28,221	$(676)	$96,851	(1,159)
Obligations of states and political subdivisions	121,040	(3,333)	6,188	(247)	127,228	(3,580)
Mortgage-backed securities	246,741	(2,668)	15,942	(127)	262,683	(2,795)
Other securities	19,638	(787)	31,356	(29,979)	50,994	(30,766)

Total temporarily impaired securities	$456,049	(7,271)	$81,707	(31,029)	$537,756	(38,300)

     As of March 31, 2009, Management has evaluated all securities with unrealized losses for impairment. The evaluations are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and ability of the Corporation to hold these securities either to maturity or through the expected recovery period. The Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities (“MBSs”).
     The unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds eight, single issuer, trust preferred securities with stated of maturities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities, or the value the Corporation could realize if it were forced to sell the securities into the secondary market. The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at March 31, 2009.

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
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”) more fully describe the components of the allowance for loan loss model.
     The activity within the ALL for the quarters ended March 31, 2009 and 2008, is shown in the following table:

	Three months ended		Year ended
	March 31,		December 31,
	2009	2008	2008
Allowance for loan losses-beginning of period	$103,757	$94,205	$94,205
Loans charged off:
Commercial	4,554	3,453	16,318
Mortgage	923	1,280	4,696
Installment	8,438	6,004	24,740
Home equity	1,535	1,066	4,153
Credit cards	2,967	2,293	9,821
Leases	—	—	26
Overdrafts	519	573	2,634

Total charge-offs	18,936	14,669	62,388

Recoveries:
Commercial	224	722	2,388
Mortgage	26	32	76
Installment	2,401	1,742	7,071
Home equity	85	100	851
Credit cards	387	459	1,831
Manufactured housing	53	72	247
Leases	5	38	104
Overdrafts	190	189	769

Total recoveries	3,371	3,354	13,337

Net charge-offs	15,565	11,315	49,051
Provision for loan losses	18,065	11,521	58,603

Allowance for loan losses-end of period	$106,257	$94,411	$103,757

5. Intangible Assets — At March 31, 2009, December 31, 2008 and March 31, 2008, the balance of the Corporation’s intangible assets, which consisted of deposit base intangibles, were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amorization	Amount
March 31, 2008	$10,137	$(8,383)	$1,754
December 31, 2008	$10,137	$(8,734)	$1,403
March 31, 2009	$5,210	$(3,894)	$1,316
     Amortization expense for intangible assets was $0.9 million and $0.22 million for the three-months ended March 31, 2009 and 2008, respectively. The following table shows the estimated future amortization expense for deposit base intangible assets at March 31, 2009.
     For the years ended:

December 31, 2009	$260
December 31, 2010	347
December 31, 2011 and beyond	709

$1,316

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2009	2008
BASIC EPS:
Net income	$29,434	$31,443
Less: preferred dividend	(1,667)	—
Less: accretion of preferred stock discount	(204)	—

Net income available to common shareholders	$27,563	$31,443

Average common shares outstanding	81,293	80,655

Net income per share — basic	$0.34	$0.39

DILUTED EPS:

Net income available to common shareholders	$27,563	$31,443
Add: interest expense on convertible bonds	—	4

	$27,563	$31,447

Avg common shares outstanding	81,293	80,655
Add: Equivalents from stock options and restricted stock	9	25
Add: Equivalents-convertible bonds	—	42

Average common shares and equivalents outstanding	81,302	80,722

Net income per common share — diluted	$0.34	$0.39

     On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share. At March 31, 2009, the warrant was outstanding, but not included in the computation of diluted earning per share because it was also antidilutive.
     As discussed in Note 12, Subsequent Events, on April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A.
     For the quarters ended March 31, 2009 and 2008 options to purchase 5.5 million and 6.3 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial — The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Commercial also includes the personal business of commercial loan clients as well as the “micro business” lines. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending and letters of credit

•	Retail — The retail line of business includes consumer lending and deposit gathering and residential mortgage loan origination and servicing. Retail offers a variety of retail financial products and services including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth — The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.

     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2008 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in the other category by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights (“MSRs”) and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan losses is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results for the three-month period ended March 31, 2009 and 2008:

					FirstMerit
March 31, 2009	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$37,647	$46,857	$4,046	$(1,656)	$86,894
Provision for loan losses	4,500	9,761	2,613	1,191	18,065
Other income	10,400	23,976	8,064	12,748	55,188
Other expenses	23,582	50,662	9,335	(376)	83,203
Net income	12,977	6,767	106	9,584	29,434

					FirstMerit
March 31, 2008	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$38,559	$48,599	$4,239	$(7,098)	$84,299
Provision for loan losses	5,032	6,906	172	(589)	11,521
Other income	9,174	31,568	8,620	3,492	52,854
Other expenses	21,429	47,931	8,838	3,036	81,234
Net income	13,826	16,465	2,502	(1,350)	31,443

8. Derivatives and Hedging Activities — The Corporation, through its mortgage banking and risk management operations, is party to various derivative instruments that are used for asset and liability management and customers’ financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Corporation to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, as applicable.
     The primary derivatives that the Corporation uses are interest rate swaps, interest rate lock commitments (“IRLCs”), forward sale contracts, and To Be Announced Mortgage Backed Securities (“TBA Securities”). Generally, these instruments help the Corporation manage exposure to market risk, and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven rates and prices or other economic factors.

     As of March 31, 2009, December 31, 2008 and March 31, 2008, the notional values of the Corporation’s derivatives were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008
Interest rate swaps	$1,598,653	$1,568,748	$948,622
Interest rate lock commitments	82,519	58,021	57,142
Forward sale contracts	99,565	67,027	50,000
TBA Securities	211,237	—	—
     At March 31, 2009, December 31, 2008 and March 31, 2008, the fair value of the Corporation’s derivatives were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2008		March 31, 2009		December 31, 2008		March 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate swaps	Other Assets	$—	Other Assets	$—	Other Assets	$—	Other liabilities	$52,237	Other liabilities	$57,510	Other liabilities	$39,891

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$—		$52,237		$57,510		$39,891

Derivatives not designated as hedging instruments under SFAS 133

Interest rate swaps	Other Assets	$42,385	Other Assets	$42,371	Other Assets	$1,743	Other liabilities	$42,385	Other liabilities	$42,371	Other liabilities	$1,743

IRLCs	Other Assets	2,408	Other Assets	591	Other Assets	59	Other liabilities	—	Other liabilities	—	Other liabilities	—

Forward sales contracts	Other Assets	(1,139)	Other Assets	(517)	Other Assets	(144)	Other liabilities	—	Other liabilities	—	Other liabilities	—

TBA Securities	Other assets	(145)	Other assets	—	Other assets	—	Other liabilities	—	Other liabilities	—	Other liabilities	—

Total derivatives not designated as hedging instruments under SFAS 133		$43,509		$42,446		$1,658		$42,385		$42,371		$1,743

Total derivatives		$43,509		$42,446		$1,658		$94,622		$99,882		$41,634

Interest Rate Swaps
     The Corporation uses interest rate swap contracts to modify its exposure to interest rate risk. For example, the Corporation employs fair value hedging strategies to convert specific fixed-rate loans into variable-rate instruments. Gains or losses on the derivative instrument as well as the offsetting gains or losses on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. The Corporation also employs cash flow hedging strategies to effectively convert certain floating-rate liabilities into fixed-rate instruments. The effective portion of the gains or losses on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gains or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the current earnings.
     In addition, the Corporation has entered into certain interest rate swaps as a part of a product offering to commercial customers with customer derivatives paired with offsetting market instruments that, when completed, are designed to eliminate market risk. These contracts do not qualify for hedge accounting and are measured at fair value with gains or losses in current earnings in other income.
     Interest Rate Swaps under the Fixed Rate Advantage Program. Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”), a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate (“LIBOR”) index. These interest rate swaps are designated as fair value hedges under SFAS 133. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective.
     The Corporation discontinued originating interest rate swaps under the FRAP Program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program
     Back-to-Back Interest Rate Swaps. In 2008, the Corporation implemented an interest rate swap program for commercial loan customers. The Back-to-Back Program provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges under SFAS 133, therefore, each swap is accounted for as a standalone derivative.
     Other Interest Rate Swaps. The Corporation has interest rate swaps associated with fixed rate commercial loans that were not entered into as part of either the FRAP or the Back-to-Back Programs. These swaps are designated as fair value hedges under SFAS 133 and have a similar economic effect as the interest rate swaps originated under the FRAP Program. Regression analysis is utilized and it was determined there was no ineffectiveness of these fair value hedges for the quarters ended March 31, 2009 and 2008.
     Federal Funds Interest Rate Swaps. The Corporation enters into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on fed funds borrowings. The Corporation enters into a swap with the counterparty during which time the Corporation pays a fixed rate and receives a floating rate based on the current effective federal funds rate. The Corporation then borrows Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which results in the Corporation being left with a fixed rate instrument. These instruments are designated as cash flow hedges under SFAS 133. Dollar offset analysis is used to assess the effectiveness of these hedges.

Interest Rate Lock Commitments and Forward Sale Contracts
     In the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan market. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market.
     IRLCs are derivatives pursuant to SFAS 133 and do not qualify for hedge accounting. IRLCs generally have a term of up to 60 days before the closing of the loan. During this period, the value of the lock changes with changes in interest rates. The IRLC does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment under the provisions of the Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”).
     During the term of an interest rate lock commitment, the Corporation has the risk that interest rates will change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates by entering into forward sales contracts.
     The Corporation’s warehouse (mortgage loans held for sale) is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, the Corporation enters into forward sales contracts to provide an economic hedge against those changes in fair value on a significant portion of the warehouse.
     Effective August 1, 2008, the Corporation elected the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), on a prospective basis, for newly originated conforming fixed-rate and adjustable-rate first mortgage warehouse loans. Prior to adoption of SFAS 159, all warehouse loans were carried at the lower of cost or market and a SFAS 133 hedging program was utilized on its mortgage loans held for sale as protection for the changes in fair value of the mortgage loans held for sale and the forward sales contracts. As such, both the mortgage loans held for sale and the forward sales contracts were recorded at fair value with ineffective changes in value recorded in current earnings as Loan sales and servicing income. Upon adoption of SFAS 159, the Corporation elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS 133 hedging relationships for these new originations.

To Be Announced Mortgage Backed Securities
     The Corporation periodically enters into derivative contracts by purchasing TBAs which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. The Corporation held $211.3 million in outstanding TBA contracts as of March 31, 2009. There were no outstanding TBA contracts as of December 31, 2008 or March 31, 2008.
Effect of Derivatives and Hedging Activities on the Income Statement
     There was no ineffectiveness recorded on fair value hedges for the quarters ended March 31, 2009 and 2008.
     The amount of the hedge effectiveness on cash flow hedges recognized in other comprehensive income (“OCI”) and reclassified from OCI into income as well as the amount of hedge ineffectiveness recognized in income for the quarters ended March 31, 2009 and 2008 are as follows:

Location of
			Location of Gain /			Gain / (Loss)
	Amount of Gain / (Loss)		(Loss) Reclassified	Amount of Gain / (Loss)		Recognized in	Amount of Gain / (Loss)
	Recognized in OCI on		from	Reclassified from		Income on	Recognized in Income on
Derivatives in SFAS	Quarter ended		Accumulated OCI	Quarter ended		Derivative	Quarter ended
133 Cash Flow Hedging	March 31,	March 31,	into Income	March 31,	March 31,	(Ineffective	March 31,	March 31,
Relationships	2009	2008	(Effective Portion)	2009	2008	Portion)	2009	2008
Interest rate contracts	$—	$(1,881)	Other income	$692	$(952)	Other income	$328	$(24)

     There were no cash flow hedges outstanding as of March 31, 2009.

     Gains and losses recognized in income on non-designated hedging instruments under SFAS 133 for the quarters ended March 31, 2009 and 2008 are as follows:

Derivatives not		Amount of Gain / (Loss)
designated as hedging	Location of Gain / (Loss)	Recognized in Income on Derivative
instruments under	Recognized in Income on	Quarter ended,	Quarter ended,
SFAS 133	Derivative	March 31, 2009	March 31, 2008
IRLCs	Other income	$1,817	$—
Forward sales contracts	Other income	(622)	—
TBA Securities	Loan sales and servicing income	(2,106)	461

Total		$(911)	$461

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk”—the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $81.9 million, $99.4 million and $55.2 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended
	March 31,
	2009	2008
Components of Net Periodic Pension Cost
Service Cost	$1,322	$1,355
Interest Cost	2,751	2,580
Expected return on assets	(2,805)	(2,923)
Amortization of unrecognized prior service costs	85	40
Cumulative net loss	758	992

Net periodic pension cost	$2,111	$2,044

	Postretirement Benefits
	Three months ended
	March 31,
	2009	2008
Components of Net Periodic Postretirement Cost
Service Cost	$15	$249
Interest Cost	299	443
Amortization of unrecognized prior service costs	—	(135)
Cumulative net loss	9	70

Net Postretirement Benefit Cost	323	627
Curtailment Gain	(9,543)	—

Net periodic postretirement (benefit)/cost	$(9,220)	$627

     In January 2009, FirstMerit announced to employees that the Corporation’s subsidy for retiree medical for current eligible active employees will be discontinued effective March 1, 2009. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive a Corporation subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment gain under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

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
10. Financial Instruments Measured at Fair Value — The Corporation adopted SFAS 157 on January 1, 2008. SFAS 157:
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

• Level 2 — Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third party pricing services.

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

     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
March 31, 2009	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$2,950	$2,538,536	$26,811	$2,568,297
Residential loans held for sale	—	22,207		22,207
Derivative assets	—	43,654		43,654

Total assets at fair value on a recurring basis	$2,950	$2,604,397	$26,811	$2,634,158

Derivative liabilities	—	94,622	—	94,622

Total liabilities at fair value on a recurring basis	$—	$94,622	$—	$94,622

     Available-for-sale securities. Level 1 securities include money market mutual funds for which quoted prices in an active market are available. Securities classified as Level 2 include U.S. Agency securities, MBSs, municipal securities, and certain collateralized mortgage obligation securities (“CMOs”). The Corporation primarily uses a third party pricing service to determine the fair value of its Level 2 securities. The third party pricing service uses industry-standard models to price federal agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. The model and matrix measurements are also classified as Level 2. Level 3 securities include certain CMOs and trust preferred securities. A third party pricing service is used to value certain CMOs. The third party pricing service relies on unobservable inputs in a proprietary valuation model for such securities which results in a Level 3 classification. Trust preferred securities are valued based on non-binding broker quotes. The non-binding nature of the pricing results in a classification as Level 3.
     Residential loans held for sale. Effective August 1, 2008, residential mortgage loans originated subsequent to this date are recorded at fair value in accordance with SFAS 159. Prior to this, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets, primarily to Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and observable pricing information is available from these market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. The adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.

     Derivatives. The Corporation’s derivatives include interest rate swaps and IRLCs and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of IRLCs and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of IRLCs under the provisions of the SAB 109. An IRLC does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the IRLCs in their entirety. These measurements are classified as Level 2.
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the three-month period ended March 31, 2009.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
Quarter ended March 31, 2009	December 31, 2008	gains/(losses) (a)	settlements, net	Transfers	March 31, 2009	period earnings
Available-for-sale securities	$31,385	$(4,574)	$—	$—	$26,811	$—

(a)	Reported in other comprehensive income (loss)

     The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
March 31, 2009	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$19,078	$19,078
Impaired and nonaccrual loans	—	—	88,425	88,425
Other property (1)	—	—	10,729	10,729

Total assets at fair value on a nonrecurring basis	$—	$—	$118,232	$118,232

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
     Mortgage Servicing Rights. The Corporation carries its mortgage servicing rights at lower of cost or market value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its mortgage servicing rights. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights as Level 3.
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
     Float Income: Estimated float income is driven by expected float balances (principal, interest and escrow payments that are held pending remittance to the investor or other third party) and current market interest rates, including the six month average of the three-month LIBOR index, which are updated on a monthly basis for purposes of estimating the fair value of mortgage servicing rights.
     Impaired and nonaccrual loans. Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or non-binding broker quotes. These measurements were classified as Level 3.
     Other Property. Other property includes foreclosed assets and properties securing residential and commercial loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carry value or fair value less costs to sell. Fair value is generally based upon internal estimates and third party appraisals or non-binding broker quotes and, accordingly, considered a Level 3 classification.
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
     Additionally, the transaction provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in net income. The Corporation did not elect the fair value option for any existing position at January 1, 2008.
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

		Aggregate Unpaid	Less Aggregate
March 31, 2009	Fair Value	Principal	Unpaid Principal
Residential loans held for sale	$22,207	$21,497	$710

     Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
     The assets accounted for under SFAS 159 are measured at fair value with changes in fair value recognized in current earnings. The changes in fair value included in current period earnings for residential loans held for sale measured at fair value are shown by income statement line item, below:

Three-Months Ended
March 31, 2009
Changes in fair value included in net income:
Loan sales and servicing income	$556

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
12. Subsequent Events — On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share along with a warrant to purchase 952,260 shares of the Corporation’s common stock.
     On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The preferred shares were repurchased at a price of approximately $126.2 million, which includes accrued and unpaid dividends of approximately $1.2 million. The repurchase of the preferred stock will result in a charge to the Corporation’s retained earnings of approximately $4.7 million, representing the unaccreted difference between the carrying value of the preferred stock and the repurchase price. The Corporation is currently evaluating whether it will seek to repurchase the warrant and does not anticipate that the repurchase of the warrant will have an impact on the Corporation’s net income or net income available to common shareholders.
     On April 28, 2009, the Corporation’s Board of Directors declared a quarterly dividend of $0.16 per share on the Corporation’s Common Stock payable June 15, 2009 to shareholders of record on June 1, 2009. Shareholders of record on June 1, 2009, will also receive a $0.13 per share dividend of common stock. The change in the composition of the dividend payment will allow the Corporation to retain as additional equity approximately $10.5 million per quarter, near term, which will serve to enhance the Corporation’s Tier I and tangible common equity ratios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Three months ended			Year ended			Three months ended
SUBSIDIARIES	March 31, 2009			December 31, 2008			March 31, 2008
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$209,922			$177,089			$171,028
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,251,028	25,954	4.68%	1,985,026	94,260	4.75%	2,004,597	23,295	4.67%
Obligations of states and political subdivisions (tax exempt)	320,943	4,914	6.21%	294,724	17,910	6.08%	280,919	4,263	6.10%
Other securities and federal funds sold	212,995	2,341	4.46%	216,794	11,326	5.22%	222,609	3,050	5.51%

Total investment securities and federal funds sold	2,784,966	33,209	4.84%	2,496,544	123,496	4.95%	2,508,125	30,608	4.91%

Loans held for sale	23,248	322	5.62%	29,419	1,602	5.45%	49,068	672	5.51%
Loans	7,381,019	87,508	4.81%	7,203,946	434,704	6.03%	7,023,928	115,640	6.62%

Total earning assets	10,189,233	121,039	4.82%	9,729,909	559,802	5.75%	9,581,121	146,920	6.17%
Allowance for loan losses	(102,533)			(96,714)			(93,804)
Other assets	818,420			739,158			730,014

Total assets	$11,115,042			$10,549,442			$10,388,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,767,885	—	—	$1,530,021	—	—	$1,446,889	—	—
Demand — interest bearing	655,279	155	0.10%	687,160	2,514	0.37%	702,115	964	0.55%
Savings and money market accounts	2,638,166	5,377	0.83%	2,398,778	29,839	1.24%	2,318,899	9,643	1.67%
Certificates and other time deposits	2,582,788	18,588	2.92%	2,801,623	105,853	3.78%	2,862,194	31,987	4.49%

Total deposits	7,644,118	24,120	1.28%	7,417,582	138,206	1.86%	7,330,097	42,594	2.34%

Securities sold under agreements to repurchase	941,112	999	0.43%	1,343,441	31,857	2.37%	1,310,364	11,542	3.54%
Wholesale borrowings	1,151,777	7,343	2.59%	663,109	27,574	4.16%	618,572	7,089	4.61%

Total interest bearing liabilities	7,969,122	32,462	1.65%	7,894,111	197,637	2.50%	7,812,144	61,225	3.15%
Other liabilities	304,759			189,222			196,921

Shareholders’ equity	1,073,276			936,088			932,405

Total liabilities and shareholders’ equity	$11,115,042			$10,549,442			$10,388,359

Net yield on earning assets	$10,189,233	88,577	3.53%	$9,729,909	362,165	3.72%	$9,581,121	85,695	3.60%

Interest rate spread			3.17%			3.25%			3.02%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported first quarter 2009 net income of $29.4 million, or $0.34 per diluted share. This compares with $29.1 million, or $0.36 per diluted share, for the fourth quarter 2008 and $31.4 million, or $0.39 per diluted share, for the first quarter 2008.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2009 were 11.12% and 1.07%, respectively, compared with 12.47% and 1.08% for the fourth quarter 2008 and 13.56% and 1.22% for the first quarter 2008.
     Net interest margin was 3.53% for the first quarter of 2009 compared with 3.82% for the fourth quarter of 2008 and 3.60% for the first quarter of 2008. During the first quarter of 2009 the Corporation increased its average core deposits, which excludes time deposits, by $260.5 million, or 5.43%, compared with the fourth quarter of 2008, and $593.4 million, or 13.28%, compared with the first quarter of 2008.
     The shift in the Corporation’s deposit composition to a higher concentration of core deposits contributed to lower funding costs and provided a partial offset to decreased average earning asset yields in the first quarter of 2009. The Corporation’s investment portfolio yield decreased in the first quarter of 2009, to 4.84%, compared with 4.95% in the fourth quarter of 2008, and decreased from 4.91% in the first quarter of 2008. The decreased investment portfolio yields compared with the first quarter of 2008 impacted the year-over-year decrease in the net interest margin.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $88.6 million in the first quarter 2009 compared with $94.9 million in the fourth quarter of 2008 and $85.7 million in the first quarter of 2008. Compared with the fourth quarter of 2008, average earning assets increased $312.7 million, or 3.17% and $608.1 million or 6.35% compared to the first quarter of 2008.
     Noninterest income net of securities transactions for the first quarter of 2009 was $55.2 million, an increase of $3.9 million, or 7.70%, from the fourth quarter of 2008 and an increase of $2.9 million, or 5.46%, from the first quarter of 2008. Included in noninterest income in the first quarter 2008 is a $7.9 million gain from the partial redemption of Visa, Inc. shares.
     The primary changes in other income for the 2009 first quarter as compared to the first quarter of 2008, were as follows: trust department income was $4.8 million, down 12.11% primarily due to declines in the equity markets; service charges on deposits was $14.2 million, down 3.89% primarily attributable to fewer overdraft items and customer preferences to hold larger balances; credit card fees were $11.1 million, down 0.65%; loan sales and servicing income was $2.3 million, an increase of $0.9 million, primarily attributable refinancing the current low rate mortgage market environment; bank owned life insurance income was $3.0 million, down 5.81%; and other operating income was $14.3 million, an increase of $11.4 million. Included in other operating income was a $9.5 million adjustment due to the curtailment of the postretirment medical benefit plan for active employees.

     Other income, net of securities gains, as a percentage of net revenue for the first quarter of 2009 was 38.39% compared with 35.07% for fourth quarter of 2008 and 37.91% for the first quarter of 2008. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the first quarter of 2009 was $83.2 million, a decrease of $5.0 million, or 5.71%, from the fourth quarter of 2008 and an increase of $2.0 million, or 2.42%, from the first quarter of 2008. For the three months ended March 31, 2009, increases in operating costs compared to the first quarter 2008 were primarily attributable to an increase in professional services. Professional services were $3.5 million, up $1.6 million as compared to first quarter 2008.
     During the first quarter of 2009, the Corporation improved its efficiency ratio to 57.81%, compared with 60.34% for fourth quarter of 2008 and 58.69% for the first quarter of 2008.
     Net charge-offs totaled $15.6 million, or 0.86% of average loans, in the first quarter of 2009 compared with $15.2 million, or 0.82% of average loans, in the fourth quarter 2008 and $11.3 million, or 0.65% of average loans, in the first quarter of 2008.
     Nonperforming assets totaled $76.2 million at March 31, 2009, an increase of $18.7 million, or 32.54%, compared with December 31, 2008 and $35.3 million or 115.98% compared with March 31, 2008. Nonperforming assets at March 31, 2009 represented 1.04% of period-end loans plus other real estate compared with 0.77% at December 31, 2008 and 0.50% at March 31, 2008.
     The allowance for loan losses totaled $106.2 million at March 31, 2009, an increase of $2.5 million from December 31, 2008. At March 31, 2009, the allowance for loan losses was 1.45% of period-end loans compared with 1.40% at December 31, 2008 and 1.33% at March 31, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.53% at March 31, 2009 compared with 1.49% at December 31, 2008 and 1.45% at March 31, 2008. The allowance for credit losses to nonperforming loans was 159.93% at March 31, 2009, compared with 211.38% at December 31, 2008 and 345.59% at March 31, 2008.
     The Corporation’s total assets at March 31, 2009 were $11.0 billion, a decrease of $127.9 million, or 1.15%, compared with December 31, 2008 and an increase of $455.3 million, or 4.33%, compared with March 31, 2008. Commercial loan growth of $324.8 million, or 8.08%, compared with March, 31, 2008, provided the majority of the overall asset growth. Total loans decreased $74.9 million compared with December 31, 2008 and increased $278.0 million over March 31, 2008.
     Total deposits were $7.7 billion at March 31, 2009, an increase of $80.5 million, or 1.06%, from December 31, 2008 and an increase of $255.5 million, or 3.44%, from March 31, 2008. The increase compared with March 31, 2008 was driven by an overall increase in savings and demand deposits. Core deposits totaled $5.3 billion at March 31, 2009, an increase of $464.6 million, or 9.65%, from December 31, 2008 and an increase of $713.2 million, or 15.61%, from March 31, 2008.
     Shareholders’ equity was $1,084.3 million at March 31, 2009, compared with $937.8 million at December 31, 2008 and $937.4 million at March 31, 2008. The Corporation increased its strong capital position as tangible equity to assets was 7.56% at March 31, 2009, compared with 7.27% and 7.68% at December 31, 2008 and March 31, 2008, respectively. The common dividend per share paid in the first quarter 2009 was $0.29.
RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended March 31, 2009 was $86.9 million compared to $84.3 million for the quarter ended March 31, 2008. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been adjusted as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.7 million and $1.4 million for the quarters ending March 31, 2009 and 2008, respectively.
     FTE net interest income for the quarter ended March 31, 2009 was $88.6 million compared to $85.7 million for the three months ended March 31, 2008. The $2.9 million increase in FTE net interest income occurred because the $25.9 million decrease in interest income, compared to the same quarter last year, was less than the $28.8 million decrease in interest expense during the same period.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment.

	Quarters ended March 31, 2009 and 2008
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$3,425	$(779)	$2,646
Loans held for sale	(358)	8	(350)
Loans	5,626	(33,758)	(28,132)
Federal funds sold	(45)	—	(45)

Total interest income — FTE	$8,648	$(34,529)	$(25,881)

INTEREST EXPENSE
Demand deposits-interest bearing	$(60)	$(749)	$(809)
Savings and money market accounts	1,184	(5,450)	(4,266)
Certificates of deposits and other time deposits	(2,884)	(10,515)	(13,399)
Securities sold under agreements to repurchase	(2,558)	(7,985)	(10,543)
Wholesale borrowings	4,320	(4,066)	254

Total interest expense	$2	$(28,765)	$(28,763)

Net interest income — FTE	$8,646	$(5,764)	$2,882

          As illustrated in the preceding table, the increased amount of net interest income recorded in the 2009 first quarter compared to the same 2008 period was primarily rate driven caused by the decrease in the Federal Reserve discount rate of 25 basis points in April 2008, 100 basis points in October 2008, and 75 to 100 basis points again in December 2008.
Net Interest Margin
     The following table provides 2009 FTE net interest income and net interest margin totals as well as 2008 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2009	2008
Net interest income	$86,894	$84,299
Tax equivalent adjustment	1,683	1,396

Net interest income — FTE	$88,577	$85,695

Average earning assets	$10,189,233	$9,581,121

Net interest margin — FTE	3.53%	3.60%

     Average loans outstanding for the current year and prior year first quarters totaled $7.4 billion and $7.0 billion, respectively. Increases in average loan balances from first quarter 2008 to the first quarter 2009 occurred in commercial and home equity, while mortgage loans, installment loans, credit card loans, and leases declined.

     Specific changes in average loans outstanding, compared to the first quarter 2008, were as follows: commercial loans were up $395.5 million or 10.03%; home equity loans were up $50.4 million or 7.33%; mortgage loans were down $47.5 million or 8.13%; installment loans, both direct and indirect declined $28.9 million or 1.82%; credit card loans declined $4.2 million or 2.80%; and leases decreased $8.2 million or 11.07%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2009 and 2008 first quarters equaled 72.44% and 73.31% of average earning assets, respectively.
     Average deposits were $7.6 billion during the 2009 first quarter, down $314 million or 4.28% from the same period last year. For the quarter ended March 31, 2009, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $593.4 million, or 13.28%, and represented 66.21% of total average deposits, compared to 60.95% for the 2008 first quarter. Average certificates of deposit (“CDs”) decreased $279.4 million, or 9.76%, compared to the prior year quarter due to the declining interest rate and customer’s preference for liquidity. Average wholesale borrowings increased $533.2 million and as a percentage of total interest-bearing funds equaled 14.45% for the 2009 first quarter and 7.92% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $369.3 million, and as a percentage of total interest bearing funds equaled 11.81% for the 2009 first quarter and 16.77% for the 2008 first quarter. Average interest-bearing liabilities funded 78.21% of average earning assets in the current year quarter and 81.54% during the quarter ended March 31, 2008.
Other Income
     Other (non-interest) income for the quarter ended March 31, 2009, totaled $55.2 million, an increase of $2.3 million from the $52.9 million earned during the same period one year ago.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter was 38.39%, compared to 37.91% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2009 first quarter as compared to the first quarter of 2008, were as follows: trust department income was $4.8 million, down 12.11% primarily due to declines in the equity markets; service charges on deposits was $14.2 million, down 3.89% primarily attributable to fewer overdraft items and customer preferences to hold larger balances; credit card fees were $11.1 million, down 0.65%; loan sales and servicing income was $2.3 million, an increase of $0.9 million, primarily attributable to refinancings in the current low rate mortgage market environment; bank owned life insurance income was $3.0 million, down 5.81%; and other operating income was $14.3 million, an increase of $11.4 million. Included in other operating income in the first quarter of 2009 was a $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees. Included in noninterest income in the first quarter 2008 was a $7.9 million gain from the partial redemption of Visa, Inc. shares.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized MSRs, net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	December 31	September 30,	June 30,	March 31,
(Dollars in thousands)	2009	2008	2008	2008	2008
Balance at beginning of period	$18,778	$19,863	$19,869	$19,169	$19,354
Addition of mortgage servicing rights	1,437	468	637	1,165	777
Amortization	(790)	(768)	(643)	(666)	(761)
Changes in allowance for impairment	(364)	(785)	—	201	(201)

Balance at end of period	$19,061	$18,778	$19,863	$19,869	$19,169

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As required, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $1.1 million, $.8 million and $.2 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.
     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at March 31, 2009, December 31, 2008, and March 31, 2008. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $83.2 million for the first quarter 2009 compared to $81.2 million for the same 2008 quarter, an increase of $2.0 million, or 2.42%.
     For the three months ended March 31, 2009, increases in other operating costs compared to the first quarter 2008 occurred as follows For the three months ended March 31, 2009, increases in operating costs compared to the first quarter 2008 were primarily attributable to an increase in professional services. Professional services were $3.5 million, up $1.6 million as compared to first quarter 2008.
     The efficiency ratio of 57.81% for first quarter 2009 decreased 88 basis points over the efficiency ratio of 58.69% recorded for the first quarter 2008. The efficiency ratio for the three months ended March 31, 2009 indicates 57.81 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $11.4 million and $13.0 million for the quarters ended March 31, 2009 and 2008, respectively. The effective federal income tax rate for the first quarter

2009 was 27.76%, compared to 29.18% for the same quarter 2008. Pursuant the requirements under SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and more fully described in Note 1 (Summary of Significant Accounting Policies) to the 2008 Form 10-K, tax reserves have been specifically estimated for potential at-risk items.

FINANCIAL CONDITION
Investment Securities
     The investment portfolio is maintained by the Corporation to provide liquidity, earnings, and as a means of diversifying risk. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), investment securities have been classified as available-for-sale. The March 31, 2009 amortized cost and market value of the investment securities are included in Note 3 (Investment Securities).
     Unrealized gains and losses on available-for-sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet. Unrealized losses on specific available-for-sale securities deemed to be “other-than-temporary” are included in earnings. Net unrealized losses were $37.9 million, $38.3 million and $18.4 million as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The unrealized losses are primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds eight, single issuer, trust preferred securities and utilizes broker quotes to determine their fair value. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities, or the value the Corporation could realize if it were forced to sell the securities into the secondary market. The Corporation has the intent and ability to hold these, and all other, investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at March 31, 2009. For more information about impairment, including gross unrealized gains and losses by type of security, see Note 3 (Investment Securities).
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

Allowance for Loan Losses

	Quarter ended		Year Ended		Quarter ended
	March 31,		December 31,		March 31,
(In thousands)	2009		2008		2008
Allowance for loan losses-beginning of period	$103,757		$94,205		$94,205
Provision for loan losses	18,065		58,603		11,521
Net charge-offs	(15,565)		(49,051)		(11,315)

Allowance for loan losses-end of period	$106,257		$103,757		$94,411

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,588		$7,394		$7,394
Provision for credit losses	(569)		(806)		509

Balance at end of period	$6,019		$6,588		$7,903

Allowance for credit losses	$112,276		$110,345		$102,314

Annualized net charge-offs as a % of average loans	0.86%		0.68%		0.65%

Allowance for loan losses:
As a percentage of loans outstanding	1.45%		1.40%		1.33%

As a percentage of nonperforming loans	151.35%		198.76%		318.89%

As a multiple of annualized net charge offs	1.68	X	2.12	X	2.07	X

Allowance for credit losses:
As a percentage of loans outstanding	1.53%		1.49%		1.45%

As a percentage of nonperforming loans	159.93%		211.38%		345.59%

As a multiple of annualized net charge offs	1.78	X	2.25	X	2.25	X

     The allowance for credit losses increased $1.9 million from December 31, 2008 to March 31, 2009, and increased $10.2 million from March 31, 2008 to March 31, 2009. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in credit quality by specific asset and risk categories.

	At March 31, 2009
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$11,861	$52,038	$—	$—	$—	$—	$—	$63,899
Allowance	4,567	5,421	—	—	—	—	—	9,988
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	31,584	5,967	6,058					43,609
Grade 1 allowance	30	11	7					48
Grade 2 loan balance	194,607	129,771	2,593					326,971
Grade 2 allowance	472	618	8					1,098
Grade 3 loan balance	507,255	538,629	19,315					1,065,199
Grade 3 allowance	1,377	4,010	65					5,452
Grade 4 loan balance	1,035,542	1,617,994	34,410					2,687,946
Grade 4 allowance	7,862	27,282	275					35,419
Grade 5 (Special Mention) loan balance	33,989	40,545	157					74,691
Grade 5 allowance	889	1,901	4					2,794
Grade 6 (Substandard) loan balance	67,205	77,836	1,851					146,892
Grade 6 allowance	5,013	9,175	127					14,315
Grade 7 (Doubtful) loan balance	33	59	—					92
Grade 7 allowance	3	5	—					8
Consumer loans based on payment status:
Current loan balances				1,511,155	737,797	135,627	494,140	2,878,719
Current loans allowance				12,557	5,040	3,269	2,722	23,588
30 days past due loan balance				13,897	1,930	1,780	11,502	29,109
30 days past due allowance				1,733	575	708	421	3,437
60 days past due loan balance				5,205	766	1,547	4,074	11,592
60 days past due allowance				1,950	531	952	501	3,934
90+ days past due loan balance				3,628	580	2,643	15,193	22,044
90+ days past due allowance				2,320	659	2,169	1,028	6,176

Total loans	$1,882,076	$2,462,839	$64,384	$1,533,885	$741,073	$141,597	$524,909	$7,350,763

Total Allowance for Loan Losses	$20,213	$48,423	$486	$18,560	$6,805	$7,098	$4,672	$106,257

	At December 31, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,438	$45,220	$—	$—	$—	$—	$—	$53,658
Allowance	48	3,924	—	—	—	—	—	3,972
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,316	9,030	5,976					52,322
Grade 1 allowance	42	18	8					68
Grade 2 loan balance	199,166	138,399	3,046					340,611
Grade 2 allowance	664	606	12					1,282
Grade 3 loan balance	559,165	566,369	27,980					1,153,514
Grade 3 allowance	1,765	3,961	108					5,834
Grade 4 loan balance	992,118	1,583,721	28,333					2,604,172
Grade 4 allowance	8,920	27,145	287					36,352
Grade 5 (Special Mention) loan balance	33,940	41,215	190					75,345
Grade 5 allowance	1,110	2,495	6					3,611
Grade 6 (Substandard) loan balance	66,134	72,387	2,069					140,590
Grade 6 allowance	6,074	9,009	194					15,277
Grade 7 (Doubtful) loan balance	33	79	—					112
Grade 7 allowance	4	6	—					10
Consumer loans based on payment status:
Current loan balances				1,548,639	730,503	143,934	515,093	2,938,169
Current loans allowance				12,762	4,823	3,465	2,736	23,786
30 days past due loan balance				16,912	1,704	2,149	13,264	34,029
30 days past due allowance				2,078	494	866	473	3,911
60 days past due loan balance				5,728	1,087	1,550	5,339	13,704
60 days past due allowance				2,122	748	978	643	4,491
90+ days past due loan balance				3,308	538	2,112	13,429	19,387
90+ days past due allowance				2,097	602	1,804	660	5,163

Total loans	$1,896,310	$2,456,420	$67,594	$1,574,587	$733,832	$149,745	$547,125	$7,425,613

Total Allowance for Loan Losses	$18,627	$47,164	$615	$19,059	$6,667	$7,113	$4,512	$103,757

	At March 31, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$1,034	$13,652	$—	$—	$—	$—	$—	$14,686
Allowance	800	1,577	—	—	—	—	—	2,377
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	22,428	400	4,041					26,869
Grade 1 allowance	37	—	8					46
Grade 2 loan balance	201,430	144,872	3,936					350,238
Grade 2 allowance	920	717	22					1,659
Grade 3 loan balance	553,592	492,788	30,183					1,076,563
Grade 3 allowance	2,364	3,729	156					6,249
Grade 4 loan balance	872,609	1,498,532	29,613					2,400,754
Grade 4 allowance	12,105	21,182	482					33,769
Grade 5 (Special Mention) loan balance	64,480	88,459	—					154,281
Grade 5 allowance	3,568	4,469	—					8,113
Grade 6 (Substandard) loan balance	26,857	38,786	1,698					67,341
Grade 6 allowance	3,508	4,947	227					8,682
Grade 7 (Doubtful) loan balance	104	132	—					236
Grade 7 allowance	21	17	—					38
Consumer loans based on payment status:
Current loan balances			22	1,558,320	679,863	140,746	552,874	2,931,825
Current loans allowance			—	12,650	3,511	3,413	3,755	23,329
30 days past due loan balance			—	13,011	2,562	1,790	9,656	27,019
30 days past due allowance			—	1,418	548	708	441	3,115
60 days past due loan balance			—	3,229	1,067	1,157	2,785	8,238
60 days past due allowance			—	1,097	537	741	423	2,798
90+ days past due loan balance			—	1,957	572	2,054	10,164	14,747
90+ days past due allowance			—	1,155	466	1,834	781	4,236

Total loans	$1,742,534	$2,277,621	$70,835	$1,576,517	$684,064	$145,747	$575,479	$7,072,797

Total Allowance for Loan Losses	$23,323	$36,639	$971	$16,320	$5,062	$6,696	$5,400	$94,411

     Total charge-offs were $18.9 million for the quarter ended March 31, 2009, up $4.3 million, or 29.09%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $49.0 million and accounted for 6.47% of total commercial loans for the 2009 first quarter compared with criticized commercial asset levels of 5.80% at March 31, 2008 reflecting the continued stress in the national housing markets and specifically the residential construction portfolio. The homebuilder portfolio is examined name-by-name, account-by-account, revalued and rerated frequently. A new appraisal is ordered if the projected velocity and absorption are not being met from the most recent appraisal. Generally, the appraisals are less than 180 days old unless velocity and absorption values are affirmed with current performance. The carrying values are further discounted to reflect current liquidation value. This rigorous valuation and resulting rating adds some volatility to commercial construction asset class but give greater transparency.
     Commercial charge-offs were up $1.1 million over the prior year first quarter primarily concentrated in the residential home construction portfolio. Loans past due 90 days or more accruing interest were down $5.3 million or 22.26% from the linked quarter ended December 31, 2008 but up $7.7 million or 70.18% from the year ago quarter ended March 31, 2008 reflecting the current deteriorating economic conditions in the retail portfolio.

Loans
     Total loans outstanding at March 31, 2009 were $7.3 billion compared to $7.4 billion at December 31, 2008 and $7.1 billion at March 31, 2008.

	As of	As of	As of
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Commercial loans	$4,344,915	$4,352,730	$4,020,155
Mortgage loans	524,909	547,125	575,479
Installment loans	1,533,885	1,574,587	1,576,517
Home equity loans	741,073	733,832	684,064
Credit card loans	141,597	149,745	145,747
Leases	64,384	67,594	70,835

Total loans	$7,350,763	$7,425,613	$7,072,797

     Despite the slowdown of the manufacturing-based economy in Northeast Ohio, commercial loans increased 8.08% from the prior year first quarter. Single family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio.
     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
March 31, 2009
(Dollars in thousands)
Due in one year or less	$1,969,036
Due after one year but within five years	2,323,467
Due after five years	52,412

Totals	$4,344,915

Due after one year with a predetermined fixed interest rate	$945,394
Due after one year with a floating interest rate	1,430,485

Totals	$2,375,879

     The following table summarizes the Corporation’s nonperforming assets:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Nonperforming commercial loans	$54,070	$40,195	$19,777
Other nonaccrual loans:	16,134	12,007	9,829

Total nonperforming loans	70,204	52,202	29,606
Other real estate (“ORE”)	6,039	5,324	5,695

Total nonperforming assets	$76,243	$57,526	$35,301

Loans past due 90 day or more accruing interest	$18,602	$23,928	$10,931

Total nonperforming assets as a percentage of total loans and ORE	1.04%	0.77%	0.50%

     The allowance for credit losses covers nonperforming loans by 159.93% at March 31, 2009 compared to 211.38% at December 31, 2008. The allowance for credit losses covered nonperforming loans by 345.59% at March 31, 2008. See Note 1 (Summary of Significant Accounting Policies) of the 2008 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2009	2008	2008	2008	2008
Nonaccrual commercial loans beginning of period	$40,195	$29,245	$26,702	$19,777	$21,513

Credit Actions:
New	22,912	18,217	7,504	15,710	2,390
Loan and lease losses	(1,950)	(1,146)	(2,440)	(944)	(2,023)
Charged down	(2,603)	(4,458)	(1,135)	(2,794)	(1,429)
Return to accruing status	(3,333)	(123)	(409)	(3,301)	(20)
Payments	(1,151)	(1,540)	(977)	(1,746)	(654)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$54,070	$40,195	$29,245	$26,702	$19,777

     Nonaccrual commercial loans have increased $13.9 million from the fourth quarter of 2008 and increased $34.3 million from the first quarter of 2008.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2009		December 31, 2008		March 31, 2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$1,767,885	—	$1,530,021	—	$1,446,889	—
Interest-bearing DDA	655,279	0.10%	687,160	0.37%	702,115	0.55%
Savings and money market	2,638,166	0.83%	2,398,778	1.24%	2,318,899	1.67%
CDs and other time deposits	2,582,788	2.92%	2,801,623	3.78%	2,862,194	4.49%

Total customer deposits	7,644,118	1.28%	7,417,582	1.86%	7,330,097	2.34%
Securities sold under agreements to repurchase	941,112	0.43%	1,343,441	2.37%	1,310,364	3.54%
Wholesale borrowings	1,151,777	2.59%	663,109	4.16%	618,572	4.61%

Total funds	$9,737,007		$9,424,132		$9,259,033

     Total demand deposits comprised 31.70% of average deposits in the 2009 first quarter compared to 29.32% in the first quarter 2008. Savings accounts, including money market products, made up 34.51% of average deposits in the 2009 first quarter compared to 31.64% in the first quarter 2008. CDs made up 33.79% of average deposits in the first quarter 2009 and 39.05% in the first quarter 2008.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 328 basis points compared to one year ago, or .33% for the quarter ended March 31, 2009 due to the drop in interest rates and the disruption in the capital markets.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of March 31, 2009:

Maturing in:	Amount
(In thousands)
Under 3 months	$254,685
3 to 6 months	147,907
6 to 12 months	194,496
Over 1 year through 3 years	94,246
Over 3 years	7,620

$698,954

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at March 31, 2009 totaled $1.1 billion compared to $937.8 million at December 31, 2008 and $937.4 million at March 31, 2008. The cash dividend of $0.29 per share paid in the first quarter has an indicated annual rate of $1.16 per share.
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
Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.60% at March 31, 2009, compared to 7.27% at December 31, 2008, and 7.68% at March 31, 2008.
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

     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. As of March 31, 2009, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.
     The following table reflects the various measures of capital:

	March 31,		December 31,		March 31,
	2009		2008		2008
	(Dollars in thousands)
Consolidated
Total equity	$1,084,269	9.88%	$937,843	8.45%	$937,439	8.91%
Common equity	963,647	8.78%	937,843	8.45%	937,439	8.91%
Tangible common equity (a)	823,086	7.60%	797,195	7.27%	796,440	7.68%
Tier 1 capital (b)	1,001,901	11.86%	870,870	10.19%	849,466	10.46%
Total risk-based capital (c)	1,107,571	13.11%	1,007,679	11.80%	980,932	12.08%
Leverage (d)	1,001,901	9.13%	870,870	8.19%	849,466	8.26%

Bank Only
Total equity	$792,085	7.23%	$744,535	6.72%	$780,241	7.43%
Common equity	792,085	7.23%	744,535	6.72%	780,241	7.43%
Tangible common equity (a)	651,524	6.02%	603,887	5.52%	639,242	6.17%
Tier 1 capital (b)	794,697	9.43%	762,634	8.95%	777,574	9.60%
Total risk-based capital (c)	896,531	10.64%	895,703	10.51%	905,540	11.18%
Leverage (d)	794,697	7.26%	762,634	7.18%	777,574	7.60%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.

Participation in the CPP under EESA
     In response to the ongoing financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008, which established Troubled Assets Relief Program (“TARP”). As part of TARP, the United States Department of the Treasury (the “Treasury”) established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit no-voting preferred shares as part of the CPP. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by FirstMerit to the Treasury qualify as Tier I capital for regulatory purposes.
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
     The interest rate risk position can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within the corporation’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from reprice risk, option risk, and basis risk. Each of these types of risks is defined in the discussion of market risk management of the 2008 Form 10-K.
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

     Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2009 and 2008:
Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:

	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2009	*	2.43%	4.25%	5.36%
March 31, 2008	0.42%	0.03%	(0.25%)	(0.85%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2009 and 2008:

Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:

	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
March 31, 2009	*	2.95%	5.13%	2.40%
March 31, 2008	(5.10%)	(0.25%)	(2.19%)	(5.15%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
     Management of interest rate exposure. Management uses the results of its various simulation analyses to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 8 (Derivatives and Hedging Activities) to the unaudited consolidated financial statements included in this report.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $883 million at March 31, 2009.

     The Corporation’s liquidity could be adversely affected by both direct and indirect circumstances. An example of a direct event would be a downgrade in the Corporation’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of indirect events unrelated to the Corporation that could have an effect on its access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources.
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
     Funding Trends for the Quarter - During the three months ended March 31, 2009, lower cost core deposits increased by $464.6 million from the previous quarter. In aggregate total, total deposits increased $545 million reflecting the customer flight to liquidity. Securities sold under agreements to repurchase decreased $116.9 million from December 31, 2008. Wholesale borrowings decreased $210.1 million from the end of 2008 to March 31, 2009. The Corporation’s loan to deposit ratio decreased to 95.74% at March 31, 2009 from 97.74% at December 31, 2008.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended March 31, 2009, FirstMerit Bank did not pay dividends to FirstMerit Corporation. As of March 31, 2009, FirstMerit Bank had an additional $44.2 million available to pay dividends without regulatory approval.
     Recent Market and Regulatory Developments. Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the Federal Deposit Insurance Corporation (“FDIC”) have announced various programs designed to enhance market liquidity and bank capital.

     In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP.
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
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) of the 2008 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.
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
     Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, IRLCs, forward sale contracts, and TBA Securities is included in Note 8 (Accounting for Derivatives) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2008 Form 10-K. There have been no significant changes since December 31, 2008.
Forward-looking Safe-harbor Statement
     Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detained from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2008 Form 10-K.
     Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns, expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; and critical accounting estimates. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation; and the Corporation’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2009 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2008				396,272

January 1, 2009 - January 31, 2009	933	$24.80	—	396,272
February 1, 2009 - February 28, 2009	42,311	15.94	—	396,272
March 1, 2009 - March 31, 2009	1,340	23.73	—	396,272

Balance as of March 31, 2009:	44,584	$16.36	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	44,584 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Corporation held its Annual Meeting of Shareholders on April 15, 2009.
(1) Four Class II Directors and four Class III Directors were elected at the Annual Meeting for terms expiring at the 2010 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld
Karen S. Belden	69,388,538	*	1,567,507
R. Cary Blair	57,486,383	*	13,469,662
John C. Blickle	69,569,291	*	1,386,753
Robert W. Briggs	69,633,693	*	1,322,351

			Authority
	For	Against	Withheld
Gina D. France	69,950,761	*	1,005,284
Paul G. Greig	69,472,912	*	1,483,132
Terry L. Haines	57,762,526	*	13,193,518
Clifford J. Isroff	57,579,904	*	13,376,140

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
Continuing Class I Directors serving until the 2010 Annual Meeting of Shareholders are Steven H. Baer, Richard Colella, J. Michael Hochschwender, Philip A. Lloyd II and Richard N. Seaman.
In addition to the election of Directors, the following matters were voted on at the Annual Meeting of Shareholders:
(2) Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2009:

Votes For	Votes Against	Abstentions
69,768,848	956,349	230,849
(3) Approval of a non-binding advisory proposal on FirstMerits’ executive compensation:

Votes For	Votes Against	Abstentions
46,854,144	22,919,387	1,182,517
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant on February 18, 2009).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on February 18, 2009).

4.1	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between FirstMerit Corporation and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009) [Note: Annex A to the Securities Purchase Agreement is not included in Exhibit 10.1; filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 12, 2009].

4.2	Form of Warrant to purchase 952,260 Common Shares of FirstMerit Corporation, issued to the United States Department of the Treasury on January 9, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009).

10.1	Form of Letter Agreement, dated January 9, 2009, between FirstMerit Corporation and its Senior Executive Officers (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 12, 2009) [Note: Appendix A is not included in Exhibit 10.2; filed as part of Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 12, 2009].

10.2	Repurchase Letter Agreement, dated April 22, 2009, between FirstMerit Corporation and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2009).

10.3	Amendment to the FirstMerit Corporation Executive Supplemental Retirement Plan, adopted January 8, 2009 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

10.4	Amended and Restated Change In Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

10.5	Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

10.6	Amended and Restated Employment Agreement between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

10.7	Form of Amended and Restated Change in Control Termination Agreement (Tier I) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

10.8	Form of Amended and Restated Change in Control Termination Agreement (Tier I/2008 SERP) (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 14, 2009).

Exhibit
Number
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

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

April 29, 2009