Form 10-Q
period 2009-06-30
FIRSTMERIT CORP /OH/
filed 2009-07-30
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑     NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one ):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐     NO ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No ☐
          As of July 29, 2009, 85,272,799 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2008, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2009	2008	2008

ASSETS
Cash and due from banks	$156,590	$178,406	$195,930
Investment securities (at fair value)	2,703,257	2,772,848	2,469,692
Loans held for sale	20,780	11,141	14,285
Loans:
Commercial loans	4,181,857	4,352,730	4,136,273
Mortgage loans	503,890	547,125	569,516
Installment loans	1,497,211	1,574,587	1,619,383
Home equity loans	754,110	733,832	697,729
Credit card loans	148,104	149,745	146,727
Leases	59,974	67,594	71,254

Total loans	7,145,146	7,425,613	7,240,882
Less allowance for loan losses	(111,222)	(103,757)	(98,239)

Net loans	7,033,924	7,321,856	7,142,643
Premises and equipment, net	127,284	133,184	126,021
Goodwill	139,245	139,245	139,245
Intangible assets	1,229	1,403	1,577
Accrued interest receivable and other assets	514,653	541,943	475,359

Total assets	$10,696,962	$11,100,026	$10,564,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,885,087	$1,637,534	1,576,584
Demand-interest bearing	648,132	666,615	698,829
Savings and money market accounts	2,851,236	2,512,331	2,367,825
Certificates and other time deposits	2,066,765	2,781,199	2,633,946

Total deposits	7,451,220	7,597,679	7,277,184

Securities sold under agreements to repurchase	1,069,945	921,390	1,239,925
Wholesale borrowings	924,438	1,344,195	953,759
Accrued taxes, expenses, and other liabilities	228,712	298,919	169,455

Total liabilities	9,674,315	10,162,183	9,640,323

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference; authorized and issued 125,000 shares	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,026,350 at June 30, 2009, December 31, 2008 and June 30, 2008	127,937	127,937	127,937
Capital surplus	45,674	94,802	93,267
Accumulated other comprehensive loss	(33,431)	(54,080)	(51,434)
Retained earnings	1,055,283	1,053,435	1,041,473
Treasury stock, at cost, 6,760,676, 11,066,108 and 11,180,046 shares at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	(172,816)	(284,251)	(286,814)

Total shareholders’ equity	1,022,647	937,843	924,429

Total liabilities and shareholders’ equity	$10,696,962	$11,100,026	$10,564,752

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended		Six months ended
(In thousands except per share data)	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans, including held for sale	$86,247	$106,516	174,046	$222,804
Interest and dividends on investment securities and federal funds sold	29,912	29,255	61,469	58,491

Total interest income	116,159	135,771	235,515	281,295

Interest expense:
Interest on deposits:
Demand-interest bearing	159	591	314	1,555
Savings and money market accounts	5,452	6,500	10,829	16,143
Certificates and other time deposits	15,325	26,587	33,913	58,574
Interest on securities sold under agreements to repurchase	1,211	8,319	2,210	19,861
Interest on wholesale borrowings	6,897	6,243	14,240	13,332

Total interest expense	29,044	48,240	61,506	109,465

Net interest income	87,115	87,531	174,009	171,830
Provision for loan losses	26,521	14,565	44,586	26,086

Net interest income after provision for loan losses	60,594	72,966	129,423	145,744

Other income:
Trust department income	5,438	5,824	10,228	11,274
Service charges on deposits	15,853	16,028	30,016	30,764
Credit card fees	11,668	12,146	22,752	23,303
ATM and other service fees	2,839	2,770	5,445	5,564
Bank owned life insurance income	2,985	3,217	6,000	6,418
Investment services and insurance	2,270	2,790	5,188	5,655
Investment securities gains, net	1,178	47	1,178	571
Loan sales and servicing income	3,791	1,885	6,126	3,276
Gain on Visa Inc. redemption	—	—	—	7,898
Gain on post medical retirement curtailment	—	—	9,543	—
Other operating income	4,823	4,051	9,557	6,889

Total other income	50,845	48,758	106,033	101,612

Other expenses:
Salaries, wages, pension and employee benefits	44,125	44,364	86,807	87,429
Net occupancy expense	5,858	6,204	12,729	12,958
Equipment expense	6,212	5,842	12,009	12,036
Stationery, supplies and postage	2,051	2,242	4,326	4,567
Bankcard, loan processing and other costs	7,862	7,356	15,704	14,600
Professional services	2,856	2,581	6,336	4,468
Amortization of intangibles	87	177	174	400
Other operating expense	21,513	11,784	35,682	25,326

Total other expenses	90,564	80,550	173,767	161,784

Income before federal income tax expense	20,875	41,174	61,689	85,572
Federal income tax expense	5,380	12,021	16,760	24,976

Net income	$15,495	$29,153	44,929	$60,596

Other comprehensive income, net of taxes Unrealized securities’ holding gain (loss), net of taxes	$6,246	$(22,119)	22,063	$(10,510)
Unrealized hedging gain (loss), net of taxes	—	1,419	(94)	786
Minimum pension liability adjustment, net of taxes	(277)	873	(554)	1,746
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	766	31	766	371

Total other comprehensive gain (loss), net of taxes	5,203	(19,858)	20,649	(8,349)

Comprehensive income	$20,698	$9,295	65,578	$52,247

Net income applicable to common shares	$10,995	$29,153	38,558	$60,596

Net income used in diluted EPS calculation	$10,995	$29,154	38,558	$60,601

Weighted average number of common shares outstanding — basic *	83,317	81,287	82,310	80,972

Weighted average number of common shares outstanding — diluted *	83,325	81,330	82,318	81,030

Basic earnings per share *	$0.13	$0.36	0.47	$0.75

Diluted earnings per share *	$0.13	$0.36	0.47	$0.75

Stock dividend per share	0.74%	—	0.74%	—

Dividend per share	$0.16	$0.29	0.45	$0.58

*	Average outstanding shares and per share data restated to reflect the effect of a stock dividend declared April 28, 2009.
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(Unaudited)
(In thousands)	2009	2008
Operating Activities
Net income	$44,929	$60,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44,586	26,086
Provision for depreciation and amortization	9,711	9,215
Amortization of investment securities premiums, net	2,066	543
Accretion of income for lease financing	(1,753)	(2,044)
Gains on sales and calls of investment securities, net	(1,178)	(571)
Decrease in interest receivable	2,348	5,993
Decrease in interest payable	(3,763)	(7,251)
Increase in prepaid assets	(8,715)	(2,534)
Post medical retirement curtailment gain	(9,543)	—
Increase in bank owned life insurance	(6,001)	(6,418)
(Decrease) increase in taxes payable	(15,239)	3,405
Originations of loans held for sale	(295,359)	(172,373)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	288,333	173,207
(Gains) losses on sales of loans, net	(2,613)	543
Amortization of intangible assets	174	400
Other decreases	(5,992)	(8,897)

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,991	79,900
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	85,237	77,985
Available-for-sale — maturities	339,390	354,896
Purchases of available-for-sale investment securities	(306,455)	(422,410)
Net increase in federal funds sold	—	500
Net decrease (increase) in loans and leases, excluding sales	224,846	(227,953)
Purchases of premises and equipment	(3,894)	(4,830)
Sales of premises and equipment	83	63

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	339,207	(221,749)
Financing Activities
Net increase in demand accounts	229,070	64,967
Net increase in savings and money market accounts	338,905	72,678
Net decrease in certificates and other time deposits	(714,434)	(192,200)
Net increase (decrease) in securities sold under agreements to repurchase	148,555	(16,155)
Net (decrease) increase in wholesale borrowings	(419,757)	248,638
Proceeds from issuance of preferred stock	125,000	—
Repurchase of preferred stock	(125,000)	—
Repurchase of common stock warrant	(5,025)	—
Proceeds from issuance of common stock	59,782	—
Cash dividends — preferred	(1,789)	—
Cash dividends — common	(36,710)	(46,898)
Purchase of treasury shares	(1,649)	(672)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	38	86

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(403,014)	130,444

Decrease in cash and cash equivalents	(21,816)	(11,405)
Cash and cash equivalents at beginning of period	178,406	207,335

Cash and cash equivalents at end of period	$156,590	$195,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$31,453	$57,424

Federal income taxes	$22,016	$28,408

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009 (Unaudited) (Dollars in thousands except per share data)
1. Basis of Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., Realty Facility Holdings XV, L.L.C, and FirstMerit Risk Management, Inc.
     The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. In preparing these financial statements, subsequent events were evaluated through July 30, 2009, the date the financial statements were issued. Financial statements are considered issued when they are filed with the Securities and Exchange Commission (“SEC”). In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the SEC. The consolidated financial statements of the Corporation as of June 30, 2009 and 2008 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008.
2. Accounting Policies Recently Adopted and Pending Accounting Pronouncements — Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141 (R)”). SFAS 141 (R) requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. FAS 141R is applicable prospectively to business combinations completed on or after January 1, 2009. The Corporation will account for business combinations with acquisition dates on or after January 1, 2009, under SFAS 141 (R).
     Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement did not have an impact on the Corporation’s consolidated financial condition or results of operations.
     Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For more information on the Corporation’s derivative instruments and hedging activities, see Note 8 (Accounting for Derivatives and Hedging Activities).
     FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). During June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The adoption of FSP EITF 03-6-1 did not have a material effect on the Corporation’s consolidated results of operations or earnings per share.
     Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). On May 29, 2009, the FASB issued SFAS 165 which provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance in SFAS 165 largely is similar to the current guidance in the auditing literature with some expectations that are not intended to result in significant changes in practice. SFAS 165 requires the disclosure of the date through which the Corporation has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.
     FSP FAS 107-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. See Note 10 (Fair Value Measurements) for disclosures about fair value of the Corporation’s financial instruments.
     FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary-Impairment (“FSP FAS 115-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 3 (Investment Securities) for additional information regarding the application of this guidance to the Corporation’s investment securities.
     FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). On April 9, 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 10 (Fair Value Measurements) for additional information on how the Corporation determines fair value.
     Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. This statement will be effective for financial statements for interim or annual periods ending on or after September 15, 2009. Adoption of SFAS 162 will not be a change in the Corporation’s current accounting practices; therefore, it will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). On June 12, 2009, the FASB issued SFAS 166 which removes the concept of a qualifying special-purpose entity (“QSPE”) from Statement 140, and eliminates the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities (“FIN 46 (R)”). Concurrent with the issuance of SFAS 166, the FASB issued SFAS 167, Amendment to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effect of eliminating the QSPE concept from Statement 140 and enhances the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 166 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 166 to have a material effect on the Corporation’s financial condition and results of operations.
     Statement of Financial Accounting Standards No. 167, Amendment to FASB Interpretation No. 46 (R) (“SFAS 167”). On June 12, 2009, the FASB issued SFAS 167 to address the effects of eliminating the QSPE concept from FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Liabilities and enhance the transparency of an entity’s involvement in a variable interest entity (“VIE”). SFAS 167 is effective as of the beginning of the Corporation’s first annual reporting period beginning after November 15, 2009. Earlier adoption is prohibited. The Corporation does not expect the adoption of the provisions of SFAS 167 to have a material effect on the Corporation’s financial condition and results of operations.
     FSP FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). In December 2008, the FASB issued FSP FAS 132(R)-1, which amends and expands the disclosure requirements on the plan assets of defined benefit pension and other postretirement plans to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years after December 15, 2009. The Corporation does not expect the adoption of the provisions of FSP FAS 132(R)-1 to have a material effect on the Corporation’s financial condition and results of operations.
3. Investment Securities — The following table provides the cost and fair value for the major categories of securities available for sale. Net unrealized gains and losses are reported on an after-tax basis as a component of cumulative other comprehensive income.

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S States and political subdivisions	$312,669	$2,523	$(2,334)	$312,858
Residential mortgage-backed securities:
U.S. government agencies	1,610,128	46,706	(97)	1,656,737
Residential collateralized mortgage securities:
U.S. government agencies	534,613	16,428	(230)	550,811
Non-agency	18,155	—	(951)	17,204
Corporate debt securities	61,359	—	(28,103)	33,256
Other debt securities	705	—	—	705

Total debt securities	$2,537,629	$65,657	$(31,715)	$2,571,571
Equity securities
Marketable equity securities	3,622	—	—	3,622
Non-marketable equity securities	128,064	—	—	128,064

Total equity securities	$131,686	$—	$—	$131,686

Total securities available for sale	$2,669,315	$65,657	$(31,715)	$2,703,257

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S. Treasury and government agency	$20,000	$38	$—	$20,038
U.S States and political subdivisions	317,024	2,726	(3,580)	316,170
Residential mortgage-backed securities:
U.S. government agencies	1,681,378	29,643	(2,795)	1,708,226
Residential collateralized mortgage securities:
U.S. government agencies	539,382	7,071	(1,159)	545,294
Non-agency	20,450	—	(787)	19,663
Corporate debt securities	61,335	—	(29,979)	31,356
Other debt securities	730	—	—	730

Total debt securities	$2,640,299	$39,478	$(38,300)	$2,641,477
Equity securities
Marketable equity securities	3,364	—	—	3,364
Non-marketable equity securities	128,007	—	—	128,007

Total equity securities	$131,371	$—	$—	$131,371

Total securities available for sale	$2,771,670	$39,478	$(38,300)	$2,772,848

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S. Treasury and government agency	$1,000	$3	$—	$1,003
U.S States and political subdivisions	289,702	739	(4,619)	285,822
Residential mortgage-backed securities:
U.S. government agencies	1,605,361	6,095	(16,424)	1,595,032
Residential collateralized mortgage securities:
U.S. government agencies	390,268	1,674	(3,451)	388,491
Non-agency	21,886	—	(189)	21,697
Corporate debt securities	61,309	—	(13,894)	47,415
Other debt securities	755	—	—	755

Total debt securities	$2,370,281	$8,511	$(38,577)	$2,340,215
Equity securities
Marketable equity securities	3,132	—	—	3,132
Non-marketable equity securities	126,345	—	—	126,345

Total equity securities	$129,477	$—	$—	$129,477

Total securities available for sale	$2,499,758	$8,511	$(38,577)	$2,469,692

     The Corporation is a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati. Members are required to own a certain amount of stock based on the level of borrowings and other factors. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. The Corporation is also member of the Federal Reserve Bank (“FRB”) and owns FRB stock. FHLB and FRB stock are carried at cost, classified as non-marketable equity securities, and periodically evaluated for impairment. Because this stock is viewed as long term investments, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Gross Unrealized Losses and Fair Value
     The following table shows the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	At June 30, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired	Fair	Unrealized	impaired	Fair	Unrealized
	Fair Value	Losses	securities	Value	Losses	securities	Value	Losses
Securities available for sale
Debt securities
U.S. States and political subdivisions	$76,239	$(925)	117	$38,794	$(1,409)	66	$115,033	$(2,334)
Residential mortgage-backed securities:						—	—	—
U.S. Government agencies securities:	30,291	(93)	4	335	(4)	3	30,626	(97)
U.S. Government agencies	20,237	(230)	2	—	—	—	20,237	(230)
Non-agency	17,180	(951)	1	—	—	—	17,180	(951)
Corporate debt securities	—	—	—	33,256	(28,103)	8	33,256	(28,103)

Total temporarily impaired securities	$143,947	$(2,199)	124	$72,385	$(29,516)	77	$216,332	$(31,715)

	At December 31, 2008
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired	Fair	Unrealized	impaired	Fair	Unrealized
	Fair Value	Losses	securities	Value	Losses	securities	Value	Losses
Securities available for sale
Debt securities
U.S. States and political subdivisions	$121,040	$(3,333)	197	$6,188	$(247)	8	$127,228	$(3,580)
Residential mortgage-backed securities:
U.S. Government agencies securities:	246,741	(2,668)	29	15,942	(127)	4	262,683	(2,795)
U.S. Government agencies	68,630	(483)	7	28,221	(676)	3	96,851	(1,159)
Non-agency	19,638	(787)	1	—	—	—	19,638	(787)
Corporate debt securities	—	—	—	31,356	(29,979)	8	31,356	(29,979)

Total temporarily impaired securities	$456,049	$(7,271)	234	$81,707	$(31,029)	23	$537,756	$(38,300)

	At June 30, 2008
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired	Fair	Unrealized	impaired	Fair	Unrealized
	Fair Value	Losses	securities	Value	Losses	securities	Value	Losses
Securities available for sale
Debt securities
U.S. States and political subdivisions	$196,268	$(4,375)	316	$5,172	$(244)	6	$201,440	$(4,619)
Residential mortgage-backed securities:
U.S. Government agencies securities:	606,215	(7,979)	50	186,785	(8,445)	11	793,000	(16,424)
U.S. Government agencies	194,641	(2,062)	17	31,750	(1,389)	3	226,391	(3,451)
Non-agency	7	(1)	1	21,666	(188)	1	21,673	(189)
Corporate debt securities	21,510	(5,205)	4	25,906	(8,689)	4	47,416	(13,894)

Total temporarily impaired securities	$1,018,641	$(19,623)	388	$271,279	$(18,955)	25	$1,289,920	$(38,577)

     At least quarterly the Corporation conducts a comprehensive security-level impairment assessment in accordance with FSP 115-2. As required by this FSP, the assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.
     As of June 30, 2009, gross unrealized losses are primarily concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at June 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
Realized Gains and Losses
     The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds	$68,685	$9,047	$85,237	$77,985

Realized gains	$1,178	$47	$1,178	$571
Realized losses	—	—	—	—

Net securities gains	$1,178	$47	$1,178	$571

Contractual Maturity of Debt Securities

     The following table shows the remaining contractual principal maturities and contractual yields of debt securities available-for-sale as of June 30, 2009.

				Residential
			Residential	collateralized
			collateralized	mortgage
		Residential	mortgage	obligations —
		mortgage backed	obligations — U.S.	non U.S.
	U.S. States	securities — U.S.	Government	Government	Corporate			Weighted
	and political	Government	agency	agency	debt	Other		Average
	subdivisions	agency obligations	obligations	obligations	securities	securities	Total	Yield

Remaining maturity:
One year or less	$15,668	$43,518	$13,005	$—	$—	$51	$72,242	3.85%
Over one year through five years	17,568	1,491,453	482,327	17,204	—	203	2,008,755	4.53%
Over five years through ten years	47,292	121,766	55,479	—	—	253	224,790	5.49%
Over ten years	232,330	—	—	—	33,256	198	265,784	5.17%

Fair Value	$312,858	$1,656,737	$550,811	$17,204	$33,256	$705	$2,571,571	4.66%

Amoritized Cost	$312,669	$1,610,128	$534,613	$18,155	$61,359	$705	$2,537,629

Weighted-Average Yield	6.13%	4.56%	4.44%	4.85%	1.70%	0.00%	4.70%
Weighted-Average Maturity	11.3	3.6	3.0	2.8	18.3	13.9	4.7
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
     The activity within the ALL for the quarters and six months ended June 30, 2009 and 2008 and full year ended December 31, 2008, is shown in the following table:

	Quarter ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
Allowance for loan losses-beginning of period	$106,257	$94,411	$103,757	$94,205	$94,205
Loans charged off:
Commercial	10,130	3,718	14,684	7,171	16,318
Mortgage	1,315	1,229	2,238	2,509	4,696
Installment	7,487	5,620	15,925	11,624	24,740
Home equity	1,497	1,226	3,032	2,292	4,153
Credit cards	3,696	2,500	6,663	4,793	9,821
Leases	3	—	3	—	26
Overdrafts	598	537	1,117	1,110	2,634

Total charge-offs	24,726	14,830	43,662	29,499	62,388

Recoveries:
Commercial	207	1,032	431	1,754	2,388
Mortgage	193	7	219	39	76
Installment	2,022	2,099	4,423	3,841	7,071
Home equity	111	142	196	242	851
Credit cards	388	557	775	1,016	1,831
Manufactured housing	32	54	85	126	247
Leases	42	31	47	69	104
Overdrafts	175	171	365	360	769

Total recoveries	3,170	4,093	6,541	7,447	13,337

Net charge-offs	21,556	10,737	37,121	22,052	49,051
Provision for loan losses	26,521	14,565	44,586	26,086	58,603

Allowance for loan losses-end of period	$111,222	$98,239	$111,222	$98,239	$103,757

5. Intangible Assets — At June 30, 2009, December 31, 2008 and June 30, 2008, the balance of the Corporation’s intangible assets, which consisted of deposit base intangibles, were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amorization	Amount
June 30, 2008	$10,137	$(8,560)	$1,577
December 31, 2008	$10,137	$(8,734)	$1,403
June 30, 2009	$10,137	$(8,908)	$1,229
     Amortization expense for intangible assets was $0.09 million and $0.18 million for the three-months ended June 30, 2009 and 2008, respectively. The following table shows the estimated future amortization expense for deposit base intangible assets as of June 30, 2009.

For the years ended:

December 31, 2009	$174
December 31, 2010	346
December 31, 2011 and beyond	709

$1,229

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
BASIC EPS:

Net income	$15,495	$29,153	$44,929	$60,596
Less: preferred dividend	(4,500)	—	(6,167)	—
Less: accretion of preferred stock discount	—	—	(204)	—

Net income available to common shareholders	$10,995	$29,153	$38,558	$60,596

Average common shares outstanding *	83,317	81,287	82,310	80,972

Net income per share — basic	$0.13	$0.36	$0.47	$0.75

DILUTED EPS:

Net income available to common shareholders	$10,995	$29,153	$38,558	$60,596
Add: interest expense on convertible bonds	—	1	—	5

	$10,995	$29,154	$38,558	$60,601

Avg common shares outstanding *	83,317	81,287	82,310	80,972
Add: Equivalents from stock options and restricted stock	8	29	8	30
Add: Equivalents-convertible bonds	—	14	—	28

Average common shares and equivalents outstanding *	83,325	81,330	82,318	81,030

Net income per common share — diluted	$0.13	$0.36	$0.47	$0.75

*	Average common shares outstanding have been restated to reflect a stock dividend of 614,094 shares declared April 28, 2009.
     For the quarters ended June 30, 2009 and 2008 options to purchase 4.8 million and 6.4 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
     On January 9, 2009, the Corporation completed the sale to the United States Department of the Treasury (the “Treasury”) of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share.
     On April 22, 2009, the Corporation repurchased of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock.
     On May 27, 2009, the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
     On May 6, 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which the Corporation, from time to time, may offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions, or as otherwise agreed with Credit Suisse. The Corporation has sold 3.3 million shares with an average value of $18.36 per share.
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
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results for the quarters and six months ended June 30, 2009 and 2008:

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2009	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$39,111	$76,714	$47,530	$94,381	$4,375	$8,421	$(3,901)	$(5,507)	$87,115	$174,009
Provision for loan losses	10,393	14,893	12,704	22,465	2,002	4,615	1,422	2,613	26,521	44,586
Other income	10,240	20,640	26,789	50,766	8,153	16,216	5,663	18,411	50,845	106,033
Other expenses	23,179	46,761	48,933	99,595	9,269	18,604	9,183	8,807	90,564	173,767
Net income	10,257	23,205	8,244	15,006	816	922	(3,822)	5,796	15,495	44,929

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2008	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$36,844	$75,403	$48,628	$97,227	$4,113	$8,352	$(2,054)	$(9,152)	$87,531	$171,830
Provision for loan losses	689	5,722	11,613	18,520	623	795	1,640	1,049	14,565	26,086
Other income	10,729	19,902	26,139	57,707	8,915	17,535	2,975	6,468	48,758	101,612
Other expenses	21,372	42,801	47,362	95,292	9,439	18,276	2,377	5,415	80,550	161,784
Net income	16,583	30,408	10,265	26,729	1,928	4,429	377	(970)	29,153	60,596
     8. Derivatives and Hedging Activities — The Corporation, through its mortgage banking and risk management operations, is party to various derivative instruments that are used for asset and liability management and customers’ financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Corporation to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable.
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
Derivatives Designated in SFAS 133 Hedge Relationships
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
     At June 30, 2009, December 31, 2008 and June 30, 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives designated in a SFAS 133 hedge relationship were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2008		June 30, 2009		December 31, 2008		June 30, 2008
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps:
Fair value hedges	$901	$—	$—	$—	$53,231	$799	$490,650	$36,382	$530,482	$56,635	$551,509	$15,278
Cash flow hedges	—	—	—	—	—	—	—	—	100,000	875	200,000	2,591

Total	$901	$—	$—	$—	$53,231	$799	$490,650	$36,382	$630,482	$57,510	$751,509	$17,869

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
     Interest Rate Swaps designated as fair value hedges. Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”) a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate (“LIBOR”) index. These interest rate swaps are designated as fair value hedges under SFAS 133. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program.
     The Corporation has other certain interest rate swaps associated with fixed rate commercial loans. These swaps are designated as fair value hedges under SFAS 133 and have a similar economic effect as the interest rate swaps originated under the FRAP Program. Regression analysis is utilized and it was determined there was no ineffectiveness of these fair value hedges for the quarters ended June 30, 2009 and 2008.
     There was no ineffectiveness recorded on fair value hedges for the quarters ended June 30, 2009 and 2008.
     Interest Rate Swaps designated as cash flow hedges. The Corporation enters into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on fed funds borrowings. The Corporation enters into a swap with the counterparty during which time the Corporation pays a fixed rate and receives a floating rate based on the current effective federal funds rate. The Corporation then borrows Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which results in the Corporation being left with a fixed rate instrument. These instruments are designated as cash flow hedges under SFAS 133. Dollar offset analysis is used to assess the effectiveness of these hedges. There were no outstanding cash flows hedges as of June 30, 2009.
     The amount of the hedge effectiveness on cash flow hedges recognized in other comprehensive income (“OCI”) and reclassified from OCI into income as well as the amount of hedge ineffectiveness recognized in income for the quarters ended June 30, 2009 and 2008 are as follows:

Location of Gain /
	Amount of Gain / (Loss)		Location of Gain /	Amount of Gain / (Loss)		(Loss) Recognized	Amount of Gain / (Loss)
	Recognized in OCI on		(Loss) Reclassified	Reclassified from		in Income on	Recognized in Income on
	Derivative (Effective		from Accumulated	Accumulated OCI into		Derivative	Derivative (Ineffective
	Quarter ended		OCI into Income	Quarter ended		(Ineffective	Quarter ended
	June 30, 2009	June 30, 2008	(Effective Portion)	June 30, 2009	June 30, 2008	Portion)	June 30 , 2009	June 30, 2008
Interest rate swaps	$—	$(462)	Other income	$—	$(268)	Other income	$—	$27

     The changes in accumulated other comprehensive income resulting from cash flow hedges are summarized as follows:
Six months ended June 30, 2009

			Reclassification
		2009	of Gain / (Loss)
	December 31, 2008	Hedging Activity	to Net Income	June 30, 2009
Accumulated other comprehensive income	$94	$—	$(94)	$—

     There was no activity associated with cash flow hedges for the quarter ended June 30, 2009.
Derivatives Not Designated in SFAS 133 Hedge Relationships
     At June 30, 2009, December 31, 2008 and June 30, 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives not designated in a SFAS 133 hedge relationship were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2008		June 30, 2009		December 31, 2008		June 30, 2008
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)

Interest rate swaps	$595,806	$26,123	$469,133	$42,371	$207,332	$2,346	$595,806	$26,123	$469,133	$42,371	$207,332	$2,346
IRLCs	86,293	1,490	58,021	591	17,419	200	—	—	—	—	—	—
Forward sales contracts	102,411	215	67,027	(517)	26,748	87	—	—	—	—	—	—
TBA Securities	—	—	—	—	—	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	82,674	—	88,848	—	96,228	—
Other	—	—	—	—	—	—	13,859	600	—	—	—	—

Total	$784,510	$27,828	$594,181	$42,445	$251,499	$2,633	$692,339	$26,723	$557,981	$42,371	$303,560	$2,346

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
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
     Mortgage banking. In the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market.
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
     Effective August 1, 2008, the Corporation elected the fair value option, under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), on a prospective basis, for newly originated conforming fixed-rate and adjustable-rate first mortgage warehouse loans. Prior to adoption of SFAS 159, all warehouse loans were carried at the lower of cost or market and a SFAS 133 hedging program was utilized on its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward sales contracts. As such, both the mortgage loans held for sale and the forward sales contracts were recorded at fair value with ineffective changes in value recorded in current earnings as Loan sales and servicing income. Upon adoption of SFAS 159, the Corporation elected to prospectively account for substantially all of its mortgage loan warehouse products at fair value upon origination and correspondingly discontinued the application of SFAS 133 hedging relationships for these new originations.
     The Corporation periodically enters into derivative contracts by purchasing TBA Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. The Corporation held no outstanding TBA Securities contracts as of June 30, 2009, December 31, 2008 or June 30, 2008.
     Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At June 30, 2009, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $8.8 million as of June 30, 2009. The fair values of the written swap participations were not material at June 30, 2009, December 31, 2008 and June 30, 2008.

     Gains and losses recognized in income on non-designated hedging instruments under SFAS 133 for the quarters ended June 30, 2009 and 2008 are as follows:

		Amount of Gain / (Loss)
Derivatives not		Recognized in Income on
designated as hedging	Location of Gain / (Loss)	Derivative
instruments under	Recognized in Income on	Quarter ended,	Quarter ended,
SFAS 133	Derivative	June 30, 2009	June 30, 2008
IRLCs	Other income	$(918)	$4
Forward sales contracts	Other income	1,354	231
TBA Securities	Other income	(2,317)	(41)
Credit contracts	Other income	—	—
Other	Other expenses	(600)	—

Total		$(2,481)	$194

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk”—the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $60.8 million, $99.4 million and $21.5 million as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively.
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of Net Periodic Pension Cost
Service Cost	$1,322	$1,354	$2,645	$2,708
Interest Cost	2,751	2,580	5,501	5,160
Expected return on assets	(2,805)	(2,923)	(5,611)	(5,846)
Amortization of unrecognized prior service costs	86	40	171	80
Cumulative net loss	757	993	1,516	1,985

Net periodic pension cost	$2,111	$2,044	$4,222	$4,087

	Postretirement Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Components of Net Periodic Postretirement Cost
Service Cost	$15	$248	$30	$497
Interest Cost	299	443	598	886
Amortization of unrecognized prior service costs	—	(135)	—	(271)
Cumulative net loss	9	71	17	141

Net Postretirement Benefit Cost	323	627	645	1,253
Curtailment Gain	—	—	(9,543)	—

Net periodic postretirement (benefit)/cost	$323	$627	$(8,898)	$1,253

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
10. Fair Value — As defined in SFAS 157, fair value is the price to sell an asset or transfer a liability in an orderly transaction between market participants in the Corporation’s principal market. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of the Corporation’s assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.

     SFAS 157 establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follow:
•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Valuations of assets and liabilities traded in less active dealer or broker markets. Valuations include quoted prices for similar assets and liabilities traded in the same market; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Valuations based on unobservable inputs significant to the overall fair value measurement.
     The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the overall fair value measurement.
Financial Instruments Measured at Fair Value
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
Quarter ended June 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$3,056	$2,503,063	$33,279	$2,539,398
Residential loans held for sale	—	20,581	—	20,581
Derivative assets	—	27,828	—	27,828

Total assets at fair value on a recurring basis	$3,056	$2,551,472	$33,279	$2,587,807

Derivative liabilities	—	63,105	—	63,105

Total liabilities at fair value on a recurring basis	$—	$63,105	$—	$63,105

     Available-for-sale securities. Where quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.
     For certain available-for-sale securities, the Corporation obtains fair value measurements from an independent third party pricing service or independent brokers. The detail by level is shown in the table below.

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes

U.S. States and political subdivisions	465	$285,310	—	$—
Residential mortgage-backed securities:
U.S. Government agencies	170	1,649,194	—	—
Residential collateralized mortgage securities:
U.S. Government agencies	50	550,806	1	5
Non-agency	2	17,186	1	18
Corporate debt securities	—	—	8	33,256

	687	$2,502,496	10	$33,279

     Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. CMOs, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. On a quarterly basis, the Corporation obtains from the independent pricing service the inputs used to value a sample of securities held in portfolio. The Corporation reviews these inputs to ensure the appropriate classification, within the fair value hierarchy, is ascribed to a fair value measurement in its entirety. In addition, all fair value measurement are reviewed to determine the reasonableness of the measurement relative to changes in observable market data and market information received from outside market participants and analysts.
     Available-for-sale securities classified as level 3 securities are primarily single issuer trust preferred securities. These trust preferred securities, which represent 1% of the portfolio at fair value, are valued based on the average of two non-binding broker quotes. Since these securities are thinly traded, the Corporation has determined that the using an average of two non-binding broker quotes is a more conservative valuation methodology. The non-binding nature of the pricing results in a classification as Level 3.
     Loans held for sale. Effective August 1, 2008, residential mortgage loans originated subsequent to this date are recorded at fair value in accordance with SFAS 159. Prior to this, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets through programs offered by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.
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
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the three-month period ended June 30, 2009.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
Quarter ended June 30, 2009	March 31, 2009	gains/(losses) (a)	settlements, net	Transfers	June 30, 2009	period earnings

Available-for-sale securities	$26,811	$6,468	$—	$—	$33,279	$—

(a)	Reported in other comprehensive income (loss)

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		six months ended	included in current
Six months ended June 30, 2009	January 1, 2009	gains/(losses)(a)	settlements, net	Transfers	June 30, 2009	period earnings

Available-for-sale securities	$31,384	$1,895	$—	$—	$33,279	$—

(a)	Reported in other comprehensive income (loss)
     The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
Quarter ended June 30, 2009	Level 1	Level 2	Level 3	Total

Mortgage servicing rights	$—	$—	$22,013	$22,013
Impaired and nonaccrual loans	—	—	77,765	77,765
Other property (1)	—	—	13,484	13,484

Total assets at fair value on a nonrecurring basis	$—	$—	$113,262	$113,262

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
June 30, 2009	Carrying Amount	Principal	Unpaid Principal

Loans held for sale reported at fair value	$20,581	$20,364	$217

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
     The assets accounted for under SFAS 159 are measured at fair value with changes in fair value recognized in current earnings. The changes in fair value included in current period earnings for residential loans held for sale measured at fair value are shown by income statement line item, below:

	Three-Months Ended	Six-Months Ended
	June 30, 2009	June 30, 2009
Changes in fair value included in net income:
Loan sales and servicing income	$(493)	$63

Disclosures about Fair Value of Financial Instruments
     The carrying amount and fair value of the Corporation’s financial instruments are shown below in accordance with the requirements of FSP FAS 107-1.
     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Investment securities	$2,703,257	$2,703,257	$2,772,848	$2,772,848
Net loans	7,033,924	6,486,638	7,321,856	6,727,645
Loan held for sale	20,780	20,780	11,141	11,141
Cash and due from banks	156,590	156,590	178,406	178,406
Accrued interest receivable	40,133	40,133	42,481	42,481
Mortgage servicing rights	20,828	22,013	18,778	18,803
Derivative assets	27,828	27,828	42,371	42,371

Financial liabilities:
Deposits	$7,541,220	$7,463,398	$7,597,679	$7,620,870
Securities sold under agreements to repurchase	1,069,945	1,071,743	921,390	921,808
Wholesale borrowings	924,438	938,140	1,344,195	1,350,942
Accrued interest payable	25,255	25,255	29,018	29,018
Derivative liabilities	63,105	63,105	99,882	99,882
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	June 30, 2009			December 31, 2008			June 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$194,381			$177,089			$173,044
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,205,221	24,455	4.45%	1,985,026	94,260	4.75%	2,021,209	23,609	4.70%
Obligations of states and political subdivisions (tax exempt)	316,703	4,910	6.22%	294,724	17,910	6.08%	279,757	4,270	6.14%
Other securities and federal funds sold	211,947	2,204	4.17%	216,794	11,326	5.22%	214,580	2,777	5.21%

Total investment securities and federal funds sold	2,733,871	31,569	4.63%	2,496,544	123,496	4.95%	2,515,546	30,656	4.90%
Loans held for sale	20,643	277	5.38%	29,419	1,602	5.45%	48,079	651	5.45%
Loans	7,246,752	86,004	4.76%	7,203,946	434,704	6.03%	7,140,627	105,889	5.96%

Total earning assets	10,001,266	117,850	4.73%	9,729,909	559,802	5.75%	9,704,252	137,196	5.69%

Allowance for loan losses	(104,864)			(96,714)			(94,002)
Other assets	793,445			739,158			737,175

Total assets	$10,884,228			$10,549,442			$10,520,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,891,792	—	—	$1,530,021	—	—	$1,518,841	—	—
Demand — interest bearing	671,235	159	0.10%	687,160	2,514	0.37%	709,922	591	0.33%
Savings and money market accounts	2,810,155	5,452	0.78%	2,398,778	29,839	1.24%	2,366,296	6,500	1.10%
Certificates and other time deposits	2,241,644	15,325	2.74%	2,801,623	105,853	3.78%	2,744,447	26,587	3.90%

Total deposits	7,614,826	20,936	1.10%	7,417,582	138,206	1.86%	7,339,506	33,678	1.85%

Securities sold under agreements to repurchase	945,178	1,211	0.51%	1,343,441	31,857	2.37%	1,312,436	8,319	2.55%
Wholesale borrowings	1,019,786	6,897	2.71%	663,109	27,574	4.16%	711,132	6,243	3.53%

Total interest bearing liabilities	7,687,998	29,044	1.52%	7,894,111	197,637	2.50%	7,844,233	48,240	2.47%

Other liabilities	284,810			189,222			204,626

Shareholders’ equity	1,019,628			936,088			952,769

Total liabilities and shareholders’ equity	$10,884,228			$10,549,442			$10,520,469

Net yield on earning assets	$10,001,266	88,806	3.56%	$9,729,909	362,165	3.72%	$9,704,252	88,956	3.69%

Interest rate spread			3.21%			3.25%			3.22%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES	Six months ended			Year ended			Six months ended
(Dollars in thousands)	June 30, 2009			December 31, 2008			June 30, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$202,254			$177,089			$172,036
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,227,999	50,409	4.56%	1,985,026	94,260	4.75%	2,012,934	46,902	4.69%
Obligations of states and political subdivisions (tax exempt)	318,811	9,824	6.21%	294,724	17,910	6.08%	280,338	8,533	6.12%
Other securities and federal funds sold	212,467	4,545	4.31%	216,794	11,326	5.22%	218,594	5,829	5.36%

Total investment securities and federal funds sold	2,759,277	64,778	4.73%	2,496,544	123,496	4.95%	2,511,866	61,264	4.90%

Loans held for sale	21,938	599	5.51%	29,419	1,602	5.45%	48,573	1,323	5.48%
Loans	7,313,516	173,512	4.78%	7,203,946	434,704	6.03%	7,082,279	221,529	6.29%

Total earning assets	10,094,731	238,889	4.77%	9,729,909	559,802	5.75%	9,642,718	284,116	5.93%

Allowance for loan losses	(103,708)			(96,714)			(93,903)
Other assets	805,720			739,158			729,832

Total assets	$10,998,997			$10,549,442			$10,450,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,830,181	—	—	$1,530,021	—	—	$1,482,865	—	—
Demand — interest bearing	663,301	314	0.10%	687,160	2,514	0.37%	706,018	1,555	0.44%
Savings and money market accounts	2,724,636	10,829	0.80%	2,398,778	29,839	1.24%	2,342,598	16,143	1.39%
Certificates and other time deposits	2,411,274	33,913	2.84%	2,801,623	105,853	3.78%	2,803,321	58,574	4.20%

Total deposits	7,629,392	45,056	1.19%	7,417,582	138,206	1.86%	7,334,802	76,272	2.09%

Securities sold under agreements to repurchase	943,156	2,210	0.47%	1,343,441	31,857	2.37%	1,350,737	19,861	2.96%
Wholesale borrowings	1,085,417	14,240	2.65%	663,109	27,574	4.16%	625,517	13,332	4.29%

Total interest bearing liabilities	7,827,784	61,506	1.58%	7,894,111	197,637	2.50%	7,828,191	109,465	2.81%

Other liabilities	294,659			189,222			197,020

Shareholders’ equity	1,046,373			936,088			942,607

Total liabilities and shareholders’ equity	$10,998,997			$10,549,442			$10,450,683

Net yield on earning assets	$10,094,731	177,383	3.54%	$9,729,909	362,165	3.72%	$9,642,718	174,651	3.64%

Interest rate spread			3.19%			3.25%			3.12%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported second quarter 2009 net income of $15.5 million, or $0.13 per diluted share. This compares with $29.4 million, or $0.34 per diluted share, for the first quarter 2009 and $29.2 million, or $0.36 per diluted share, for the second quarter 2008. Included in the second quarter 2009 results was a $3.7 million after-tax FDIC special assessment fee ($0.04 per share). Also included in the second quarter 2009 results was a $4.5 million after-tax expense ($0.06 per share) associated with the unamortized discount on the preferred stock under the TARP program. The Corporation’s provision for loan losses in the second quarter 2009 exceeded net charge-offs by $5.0 million. The after-tax impact to net income from this reserve build action was $3.6 million ($0.04 per share).
     On April 22, FirstMerit repurchased all of the $125 million in preferred, non-voting stock that was sold to the Treasury Department under the CPP. On May 27, 2009, FirstMerit repurchased a warrant to issue common shares which was issued to the Treasury for $5 million. This action completes FirstMerit’s participation in CPP under TARP.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2009 were 6.27% and 0.57%, respectively, compared with 12.39% and 1.07% for the first quarter 2009 and 12.31% and 1.11% for the second quarter 2008.
     Net interest margin was 3.56% for the second quarter of 2009 compared with 3.53% for the first quarter of 2009 and 3.69% for the second quarter of 2008. The margin expansion in the quarter was primarily driven by lower funding costs due to a continued shift in deposit mix with increased emphasis on core deposit products and lower certificate of deposit balances.
     Average loans during the second quarter of 2009 decreased $134.3 million, or 1.82%, compared to the first quarter of 2009 and increased $106.1 million, or 1.49%, compared with the second quarter of 2008. The increase in the second quarter 2009 as compared to second quarter 2008 was due to commercial loan growth of $193.8 million, or 4.76%. The reduction in loans in the second quarter of 2009 compared to the prior quarter reflects the current economic cycle in which business owners have reduced inventory and receivables and are focused on paying down existing debt.
     During the second quarter of 2009 the Corporation increased its average core deposits, which excludes time deposits, by $311.9 million, or 6.16%, compared with the first quarter of 2009, and $778.1 million, or 16.93%, compared with the second quarter of 2008. Average deposits during the second quarter of 2009 decreased $29.3 million, or 0.38%, compared with the first quarter of 2009 and increased $275.3 million, or 3.75%, compared with the second quarter of 2008.
     Average investments decreased $51.1 million, or 1.83%, compared with the first quarter of 2009 and increased $218.3 million, or 8.68%, over the second quarter of 2008. The decrease in the quarter was primarily attributable to principal repayment on mortgage-backed securities. The year-over-year increase is a result of the leverage strategy implemented in the fourth quarter of 2008.

     Net interest income on a fully tax-equivalent (“FTE”) basis was $88.8 million in the second quarter 2009 compared with $88.6 million in the first quarter of 2009 and $89.0 million in the second quarter of 2008. Compared with the first quarter of 2009, average earning assets decreased $188.0 million, or 1.84% and increased $297.0 million, or 3.06% compared to the second quarter of 2008.
     Noninterest income net of securities transactions for the second quarter of 2009 was $49.7 million, a decrease of $5.5 million, or 10.00%, from the first quarter of 2009 and an increase of $1.0 million, or 1.96%, from the second quarter of 2008. Noninterest income in the first quarter of 2009 included a one-time $9.5 million gain due to curtailment of the postretirement medical benefit plan for active employees.
     Other income, net of securities gains, as a percentage of net revenue for the second quarter of 2009 was 35.87% compared with 38.39% for first quarter of 2009 and 35.38% for the second quarter of 2008. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the second quarter of 2009 was $90.6 million, an increase of $7.4 million, or 8.85%, from the first quarter of 2009 and an increase of $10.0 million, or 12.43%, from the second quarter of 2008. Included in the second quarter 2009 expenses was the FDIC special assessment fee of $5.1 million.
     The reported efficiency ratio for the second quarter of 2009 was 65.34%, compared with 57.81% for the first quarter of 2009 and 58.38% for the second quarter of 2008. Absent the $5.1 million FDIC special assessment fee, the efficiency ratio is 61.66%.
     Net charge-offs totaled $21.6 million, or 1.19% of average loans, in the second quarter of 2009 compared with $15.6 million, or 0.86% of average loans, in the first quarter 2009 and $10.7 million, or 0.60% of average loans, in the second quarter of 2008.
     Nonperforming assets at June 30, 2009 represented 1.03% of period-end loans plus other real estate compared with 1.04% at March 31, 2009 and 0.57% at June 30, 2008. Nonperforming assets totaled $73.4 million at June 30, 2009, an increase of $31.7 million compared with June 30, 2008. Significantly, nonperforming assets in second quarter 2009 decreased $2.9 million, or 3.79%, from first quarter 2009. This decrease reflects strong workout and collection activity coupled with timely charge-off recognition.
     The allowance for loan losses totaled $111.2 million at June 30, 2009, an increase of $5.0 million from March 31, 2009. Given the current economic environment, the Corporation has continued a strategy to build reserve levels and year-to-date has provided $7.6 million in excess of net charge-offs to the allowance for loan losses. At June 30, 2009, the allowance for loan losses was 1.56% of period-end loans compared with 1.45% at March 31, 2009 and 1.36% at June 30, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.64% at June 30, 2009, compared with 1.53% at March 31, 2009 and 1.46% at June 30, 2008. The allowance for credit losses to nonperforming loans was 184.71% at June 30, 2009, compared with 159.93% at March 31, 2009 and 288.50% at June 30, 2008. Given the current environment, Management increased the allowance for loan losses at June 30, 2009. The increase in the allowance for loan losses in second quarter 2009 is attributable to the migration of some commercial credits within pass credit categories to higher risk levels as well as the consumer retail portfolio showing additional stress related to unemployment rates under current economic conditions.
     The Corporation’s total assets at June 30, 2009 were $10.7 billion, a decrease of $275.2 million, or 2.51%, compared with March 31, 2009 and an increase of $132.2 million, or 1.25%, compared with June 30, 2008. The decrease in total assets compared with March 31, 2009, was due to a $205 million decrease in total loans and the $125 million repurchase of TARP preferred shares. These reductions were partially offset by the $61 million of equity raised through the Corporation’s at-the-market stock offering. Growth in investment securities of $233.6 million, or 9.46%, in the fourth quarter of 2008, compared with June 30, 2008, provided the majority of the overall asset growth. Total loans decreased $205.6 million compared with March 31, 2009.
     Total deposits were $7.5 billion at June 30, 2009, a decrease of $227.0 million, or 2.96%, from March 31, 2009 and an increase of $174.0 million, or 2.39%, from June 30, 2008. The increase compared with June 30, 2008 was driven by an overall increase in savings and demand deposits. Core deposits totaled $5.4 billion at June 30, 2009, an increase of $103.4 million, or 1.96%, from March 31, 2009 and an increase of $741.2 million, or 15.96%, from June 30, 2008.
     Shareholders’ equity was $1,022.6 million at June 30, 2009, compared with $1,084.3 million at March 31, 2009 and $924.4 million at June 30, 2008. The Corporation increased its strong capital position as tangible common equity to assets was 8.36% at June 30, 2009, compared with 7.56% and 7.52% at March 31, 2009 and June 30, 2008, respectively. The common dividend per share paid in the second quarter 2009 was $0.16 as well as a $0.13 per share dividend of common stock.
     During the second quarter of 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC pursuant to which the Corporation, from time to time, offered and sold shares of the Corporation’s common stock. Sales of the Common Shares were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transaction or as otherwise agreed with Credit Suisse. During this time, 3.3 million shares were sold at an average value net of broker’s fees of $18.36 per share.
RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended June 30, 2009 was $87.1 million compared to $87.5 million for the quarter ended June 30, 2008. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.7 million and $1.4 million for the quarters ending June 30, 2009 and 2008, respectively. The FTE adjustment was $3.4 million and $2.8 million for the six months ending June 30, 2009 and 2008, respectively.
     FTE net interest income for the quarter ended June 30, 2009 was $88.8 million compared to $89.0 million for the three months ended June 30, 2008. FTE net interest income for the six months ended June 30, 2009 was $177.4 million compared to $174.7 million for six months ended June 30, 2008.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment. The Federal Reserve discount rate decreased 25 basis points in April 2008, 100 basis points in October 2008, and 75 to 100 basis points again in December 2008 and rates held flat for the first two quarters of 2009. The section entitled “Financial Condition” contains more discussion about changes in earning assets and funding sources.

	Quarters ended June 30, 2009 and 2008			Six months ended June 30, 2009 and 2008
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$2,635	$(1,722)	$913	$6,017	$(2,503)	$3,514
Loans held for sale	(368)	(6)	(374)	(727)	3	(724)
Loans	1,551	(21,436)	(19,885)	7,084	(55,101)	(48,017)

Total interest income — FTE	$3,818	$(23,164)	$(19,346)	$12,374	$(57,601)	$(45,227)

INTEREST EXPENSE
Demand deposits-interest bearing	$(30)	$(402)	$(432)	$(89)	$(1,152)	$(1,241)
Savings and money market accounts	1,079	(2,127)	(1,048)	2,322	(7,636)	(5,314)
Certificates of deposits and other time deposits	(4,321)	(6,941)	(11,262)	(7,390)	(17,271)	(24,661)
Securities sold under agreements to repurchase	(1,846)	(5,262)	(7,108)	(4,662)	(12,989)	(17,651)
Wholesale borrowings	2,302	(1,648)	654	7,328	(6,420)	908

Total interest expense	$(2,816)	$(16,380)	$(19,196)	$(2,491)	$(45,468)	$(47,959)

Net interest income — FTE	$6,634	$(6,784)	$(150)	$14,865	$(12,133)	$2,732

Net Interest Margin
     The following table provides 2009 FTE net interest income and net interest margin totals as well as 2008 comparative amounts:

	Quarters ended		Six months
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008

Net interest income	$87,115	$87,531	$174,009	$171,830
Tax equivalent adjustment	1,691	1,425	3,374	2,821

Net interest income — FTE	$88,806	$88,956	$177,383	$174,651

Average earning assets	$10,001,266	$9,704,252	$10,094,731	$9,642,718

Net interest margin — FTE	3.56%	3.69%	3.54%	3.64%

     Average loans outstanding for the current year and prior year second quarters totaled $7.2 billion and $7.1 billion, respectively. Increases in average loan balances from second quarter 2008 to the second quarter 2009 occurred in commercial and home equity, while mortgage loans, installment loans, credit card loans, and leases declined.
     Specific changes in average loans outstanding, compared to the second quarter 2008, were as follows: commercial loans were up $193.8 million or 4.76%; home equity loans were up $56.5 million or 8.16%; mortgage loans were down $63.2 million or 10.95%; installment loans, both direct and indirect declined $71.9 million or 4.54%; credit card loans declined $0.7 million or 0.44%; and leases decreased $8.5 million or 12.18%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2009 and 2008 second quarters equaled 72.46% and 73.58% of average earning assets, respectively.
     Average deposits were $7.6 billion during the 2009 second quarter, up $275.3 million, or 3.75%, from the same period last year. For the quarter ended June 30, 2009, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $778.1 million, or 14.48%, and represented 70.56% of total average deposits, compared to 62.61% for the 2008 second quarter. Average certificates of deposit (“CDs”) decreased $502.8 million, or 18.32%, compared to the prior year quarter. Average wholesale borrowings increased $308.7 million, and as a percentage of total interest-bearing funds equaled 13.26% for the 2009 second quarter and 9.07% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $367.3 million, and as a percentage of total interest bearing funds equaled 12.29% for the 2009 second quarter and 16.73% for the 2008 second quarter. Average interest-bearing liabilities funded 76.87% of average earning assets in the current year quarter and 80.83% during the quarter ended June 30, 2008.
Other Income
     Other (non-interest) income for the quarter ended June 30, 2009 totaled $50.8 million, an increase of $2.1 million from the $48.8 million earned during the same period one year ago.

     Other income, net of securities gains, as a percentage of net revenue for the second quarter was 35.87% compared to 35.38% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2009 second quarter as compared to the second quarter of 2008, were as follows: trust department income was $5.4 million, down 6.63%, due to the disruption in the equity markets; investment services and insurance was $2.3 million, down 18.64%; loan sales and servicing income was $3.8 million, an increase of $1.9 million, primarily attributable to refinancings in the current low rate mortgage market environment; bank owned life insurance income was $3.0 million, down 7.21%, due to decreasing market rates; and other operating income was $4.8 million, an increase of $0.8 million.
     The changes in other income for the six months ended June 30, 2009 compared to June 30, 2008 were similar to the quarterly analysis. The primary changes in other income for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, were as follows: trust department income was $10.2 million, down 9.28% due to the disruption in the equity markets; investment services and insurance income was $5.2 million, down 8.26%; and loan sales and servicing income was $6.1 million, an increase of $2.9 million, primarily attributable to refinancings in the current low rate mortgage market environment. Included in other income in the first half of 2009 was a $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees. Included in other income in the first half of 2008 was a $7.9 million gain from the partial redemption of Visa, Inc. shares.
     A significant component of loan sales and servicing income is the income derived from mortgage servicing activities. The following is a summary of changes in capitalized MSRs, net of accumulated amortization and valuation allowance, included in the unaudited consolidated balance sheets:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	June 30,	March 31,	December 31	September 30,	June 30,
(Dollars in thousands)	2009	2009	2008	2008	2008

Balance at beginning of period	$19,061	$18,778	$19,863	$19,869	$19,169
Addition of mortgage servicing rights	1,755	1,437	468	637	1,165
Amortization	(1,137)	(790)	(768)	(643)	(666)
Changes in allowance for impairment	1,149	(364)	(785)	—	201

Balance at end of period	$20,828	$19,061	$18,778	$19,863	$19,869

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. As required, the Corporation disaggregates its servicing rights portfolio based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0 million, $0.8 million and $0 million at June 30, 2009, December 31, 2008 and June 30, 2008, respectively.

     These MSR balances represent the rights to service approximately $2.0 billion of mortgage loans for all periods at June 30, 2009, December 31, 2008, and June 30, 2008. The portfolio primarily consists of conventional mortgages.
     The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
Other Expenses
     Other (non-interest) expenses totaled $90.6 million for the second quarter 2009 compared to $80.6 million for the same 2008 quarter, an increase of $10.0 million, or 12.43%. Other expenses totaled $173.8 million for the six months ended June 30, 2009 compared to $161.8 million for the six months ended June 30, 2008, an increase of $12.0 million, or 7.41%.
     For the three and six months ended June 30, 2009, increases in operating costs compared to the three and six months ended June 30, 2008 were primarily attributable to an increase in FDIC fees. FDIC expense was $8.3 million for the quarter ended June 30, 2009, as compared to $2.5 million for the quarter ended March 31, 2009 and $0.3 million for the quarter ended June 30, 2008. In May 2009, the FDIC levied a five-basis point emergency special assessment of $5.1 million based on the Bank’s average total assets as of June 30, 2009. This special assessment was to restore the deposit insurance reserve ratio to the 1.15% minimum mandated by the Federal Deposit Insurance Reform Act of 2005. In addition, the Corporation has experienced an overall increase in the FDIC deposit insurance assessment base of 15% over the prior quarter ended March 31, 2009, and 159% over the prior year quarter ended June 30, 2008, providing for expense increases of $0.4 million and $1.7 million, respectively, on average deposit liabilities. As discussed further in the Liquidity Risk Management of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Corporation elected to participate in the FDIC’s Transaction Account Guarantee Program subsequent to December 5, 2008 which increased the Corporation’s base deposit assessment by $0.6 million for the six-months ended June 30, 2009. In May 2007, the FDIC awarded the Corporation a one-time credit of $8.6 million to be applied incrementally towards the Corporation’s quarterly FDIC assessment. This credit was exhausted in the prior quarter. This credit provided a $0.4 million reduction in expense during the prior quarter and $1.0 million in the three month period ended June 30, 2008.
     The efficiency ratio of 65.34% for second quarter 2009 increased 696 basis points over the efficiency ratio of 58.38% recorded for the second quarter 2008. The efficiency ratio for the three months ended June 30, 2009 indicates 65.34 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $5.4 million and $12.0 million for the quarters ended June 30, 2009 and 2008, respectively. The effective federal income tax rate for the second quarter 2009 was 25.77%, compared to 29.20% for the same quarter 2008. For the six months ended June 30, 2009 and 2008, respectively, the effective tax rate was 27.16% and 29.19%. Pursuant the requirements under SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) and

more fully described in Note 1 (Summary of Significant Accounting Policies) to the 2008 Form 10-K, tax reserves have been specifically estimated for potential at-risk items.

FINANCIAL CONDITION
Investment Securities
     Available for sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities (“MBSs”). Investment securities totaled $2.7 billion at June 30, 2009, with net unrealized gains of $33.9 million, $2.8 billion at December 31, 2008, with net unrealized gains of $1.2 million, and $2.5 billion at June 30, 2008, with net unrealized losses of $30.0 million. The decrease in investments of $69.6 million or 2.51% from December 31, 2008 was primarily attributable to principal repayment on mortgage-backed securities. The increase in investments of $233.6 million or 9.45% from June 30, 2008 was a result of the leverage strategy implemented in the fourth quarter of 2008.
     The fair value of investment securities is impacted by interest rates, credit spreads, and market volatility and illiquidity. The improvement in the net unrealized gain from year-end was the result of improving fair values in government agency securities.
     The Corporation assesses other-than-temporary impairment (“OTTI”) for its debt securities in accordance with FSP FAS 115-2, which became effective for the Corporation on April 1, 2009. FSP 115-2 requires only the credit portion of OTTI charges to be recognized in current earnings for those debt securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI charges is to be included in accumulated other comprehensive loss, net of income tax. The adoption of FSP FAS 115-2 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.
     At least quarterly the Corporation conducts a comprehensive security-level impairment assessment. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. Gross unrealized losses of $31.7 million as of June 30, 2009 were primarily concentrated within trust preferred securities held by the Corporation. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities.
     Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities).
Allowance for Credit Losses

     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	June 30,		December 31,		June 30,
(In thousands)	2009		2008		2008

Allowance for Loan Losses
Allowance for loan losses-beginning of period	$106,257		$94,205		$94,411
Provision for loan losses	26,521		58,603		14,565
Net charge-offs	(21,556)		(49,051)		(10,737)

Allowance for loan losses-end of period	$111,222		$103,757		$98,239

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,019		$7,394		$7,903
Provision for credit losses	35		(806)		(593)

Balance at end of period	$6,054		$6,588		$7,310

Allowance for credit losses	$117,276		$110,345		$105,549

Annualized net charge-offs as a % of average loans	1.19%		0.68%		0.60%

Allowance for loan losses:
As a percentage of loans outstanding	1.56%		1.40%		1.36%

As a percentage of nonperforming loans	175.17%		198.76%		268.52%

As a multiple of annualized net charge offs	1.29	x	2.12	x	2.27	x

Allowance for credit losses:
As a percentage of loans outstanding	1.64%		1.49%		1.46%

As a percentage of nonperforming loans	184.71%		211.38%		288.50%

As a multiple of annualized net charge offs	1.36	x	2.25	x	2.44	x

     The allowance for credit losses increased $6.9 million from December 31, 2008 to June 30, 2009, and increased $11.7 million from June 30, 2008 to June 30, 2009. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with increasing unemployment rates and the decline in residential and commercial real estate values. The following tables show the overall trend in credit quality by specific asset and risk categories.

	At June 30, 2009
	Loan Type
		Commercial			Home	Credit	Res
	Commercial	R/E		Installment	Equity	Card	Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,930	$51,603	$—	$—	$—	$—	$—	$60,533
Allowance	1,442	7,311	—	—	—	—	—	8,753
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,653	5,739	6,180					49,572
Grade 1 allowance	37	14	8					59
Grade 2 loan balance	99,771	107,078	1,473					208,322
Grade 2 allowance	165	653	3					821
Grade 3 loan balance	375,488	540,410	17,726					933,624
Grade 3 allowance	879	4,547	52					5,478
Grade 4 loan balance	1,053,613	1,648,118	32,316					2,734,047
Grade 4 allowance	7,728	30,877	241					38,846
Grade 5 (Special Mention) loan balance	53,765	37,871	1,620					93,256
Grade 5 allowance	1,351	1,797	38					3,186
Grade 6 (Substandard) loan balance	70,051	91,708	659					162,418
Grade 6 allowance	4,482	9,891	39					14,412
Grade 7 (Doubtful) loan balance	—	59	—					59
Grade 7 allowance	—	5	—					5
Consumer loans based on payment status:
Current loan balances				1,468,931	749,807	142,647	471,139	2,832,524
Current loans allowance				12,957	4,690	4,114	2,895	24,656
30 days past due loan balance				19,527	1,998	1,562	13,112	36,199
30 days past due allowance				2,566	545	742	523	4,376
60 days past due loan balance				5,794	1,864	1,407	3,196	12,261
60 days past due allowance				2,229	1,180	1,023	426	4,858
90+ days past due loan balance				2,959	441	2,488	16,443	22,331
90+ days past due allowance				1,903	449	2,338	1,082	5,772

Total loans	$1,699,271	$2,482,586	$59,974	$1,497,211	$754,110	$148,104	$503,890	$7,145,146

Total Allowance for Loan Losses	$16,084	$55,095	$381	$19,655	$6,864	$8,217	$4,926	$111,222

	At December 31, 2008
	Loan Type
		Commercial			Home	Credit	Res
	Commercial	R/E		Installment	Equity	Card	Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,438	$45,220	$—	$—	$—	$—	$—	$53,658
Allowance	48	3,924	—	—	—	—	—	3,972
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,316	9,030	5,976					52,322
Grade 1 allowance	42	18	8					68
Grade 2 loan balance	199,166	138,399	3,046					340,611
Grade 2 allowance	664	606	12					1,282
Grade 3 loan balance	559,165	566,369	27,980					1,153,514
Grade 3 allowance	1,765	3,961	108					5,834
Grade 4 loan balance	992,118	1,583,721	28,333					2,604,172
Grade 4 allowance	8,920	27,145	287					36,352
Grade 5 (Special Mention) loan balance	33,940	41,215	190					75,345
Grade 5 allowance	1,110	2,495	6					3,611
Grade 6 (Substandard) loan balance	66,134	72,387	2,069					140,590
Grade 6 allowance	6,074	9,009	194					15,277
Grade 7 (Doubtful) loan balance	33	79	—					112
Grade 7 allowance	4	6	—					10
Consumer loans based on payment status:
Current loan balances				1,548,639	730,503	143,934	515,093	2,938,169
Current loans allowance				12,762	4,823	3,465	2,736	23,786
30 days past due loan balance				16,912	1,704	2,149	13,264	34,029
30 days past due allowance				2,078	494	866	473	3,911
60 days past due loan balance				5,728	1,087	1,550	5,339	13,704
60 days past due allowance				2,122	748	978	643	4,491
90+ days past due loan balance				3,308	538	2,112	13,429	19,387
90+ days past due allowance				2,097	602	1,804	660	5,163

Total loans	$1,896,310	$2,456,420	$67,594	$1,574,587	$733,832	$149,745	$547,125	$7,425,613

Total Allowance for Loan Losses	$18,627	$47,164	$615	$19,059	$6,667	$7,113	$4,512	$103,757

	At June 30, 2008
	Loan Type
		Commercial			Home	Credit	Res
	Commercial	R/E		Installment	Equity	Card	Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Reviewed for Impairment Component:
Loan balance	$1,415	$65,993	$—	$—	$—	$—	$—	$67,408
Allowance	801	6,290	—	—	—	—	—	7,091
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	17,586	1,071	5,175					23,832
Grade 1 allowance	27	—	10					40
Grade 2 loan balance	192,852	147,506	4,024					344,382
Grade 2 allowance	828	734	20					1,582
Grade 3 loan balance	596,583	484,890	32,443					1,113,916
Grade 3 allowance	2,360	3,256	152					5,768
Grade 4 loan balance	963,276	1,475,121	26,716					2,465,113
Grade 4 allowance	11,361	22,136	377					33,874
Grade 5 (Special Mention) loan balance	41,747	80,492	1,361					123,600
Grade 5 allowance	1,912	3,850	62					5,824
Grade 6 (Substandard) loan balance	21,203	46,366	1,535					69,104
Grade 6 allowance	2,541	5,617	182					8,340
Grade 7 (Doubtful) loan balance	59	113	—					172
Grade 7 allowance	11	17	—					28
Consumer loans based on payment status:
Current loan balances				1,603,339	694,332	142,110	544,596	2,984,377
Current loans allowance				13,424	4,446	3,565	4,055	25,490
30 days past due loan balance				10,787	2,380	1,595	11,412	26,174
30 days past due allowance				1,270	650	650	575	3,145
60 days past due loan balance				3,377	647	1,208	3,488	8,720
60 days past due allowance				1,211	413	785	587	2,996
90+ days past due loan balance				1,880	370	1,814	10,020	14,084
90+ days past due allowance				1,172	364	1,624	901	4,061

Total loans	$1,834,721	$2,301,552	$71,254	$1,619,383	$697,729	$146,727	$569,516	$7,240,882

Total Allowance for Loan Losses	$19,841	$41,903	$803	$17,077	$5,873	$6,624	$6,118	$98,239

     Total charge-offs were $24.7 million for the quarter ended June 30, 2009, up $9.9 million, or 66.73%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $56.6 million and accounted for 7.51% of total commercial loans for the 2009 second quarter compared with criticized commercial asset levels of 6.19% at June 30, 2008 reflecting the continued stress in the national housing markets and specifically the residential construction portfolio. The homebuilder portfolio is examined name-by-name, account-by-account, revalued and rerated frequently. A new appraisal is ordered if the projected velocity and absorption are not being met from the most recent appraisal. Generally, the appraisals are less than 180 days old unless velocity and absorption values are affirmed with current performance. The carrying values are further discounted to reflect current liquidation value. This rigorous valuation and resulting rating adds some volatility to commercial construction asset class but give greater transparency.
     Commercial charge-offs were up $6.4 million over the prior year second quarter driven by one commercial credit. Loans past due 90 days or non accruing interest were up $0.3 million or 1.30% from the linked quarter ended March 31, 2009 and up $8.2 million or 58.56% from the year ago quarter ended June 30, 2008 reflecting the current deteriorating economic conditions in the retail portfolio.

Loans
     Total loans outstanding at June 30, 2009 were $7.1 billion compared to $7.4 billion at December 31, 2008 and $7.2 billion at June 30, 2008. The decline in the loan portfolio of $280.5 million, or 3.78% from December 31, 2008 reflects the current economic cycle in which business owners have reduced inventory and receivables and are focused on paying down existing debt.

	As of	As of	As of
	June 30,	December 31,	June 30,
(Dollars in thousands)	2009	2008	2008

Commercial loans	$4,181,857	$$4,352,730	$4,136,273
Mortgage loans	503,890	547,125	569,516
Installment loans	1,497,211	1,574,587	1,619,383
Home equity loans	754,110	733,832	697,729
Credit card loans	148,104	149,745	146,727
Leases	59,974	67,594	71,254

Total loans	$7,145,146	$7,425,613	$7,240,882

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
June 30, 2009
(Dollars in thousands)
Due in one year or less	$1,868,999
Due after one year but within five years	1,923,387
Due after five years	389,471

Totals	$4,181,857

Due after one year with a predetermined fixed interest rate	$894,759
Due after one year with a floating interest rate	1,418,099

Totals	$2,312,858

     The following table summarizes the Corporation’s nonperforming assets:

	June 30,	December 31,	June 30,
	2009	2008	2008
		(Dollars in thousands)
Nonperforming commercial loans	$48,563	$40,195	$26,702
Other nonaccrual loans:	14,929	12,007	9,884

Total nonperforming loans	63,492	52,202	36,586
Other real estate (“ORE”)	9,859	5,324	5,053

Total nonperforming assets	$73,351	$57,526	$41,639

Loans past due 90 day or more accruing interest	$22,129	$23,928	$10,654

Total nonperforming assets as a percentage of total loans and ORE	1.03%	0.77%	0.57%

     The allowance for credit losses covers nonperforming loans by 184.71% at June 30, 2009 compared to 211.38% at December 31, 2008 and 288.50% at June 30, 2008. See Note 1 (Summary of Significant Accounting Policies) of the 2008 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

			Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2009	2009	2008	2008	2008

Nonaccrual commercial loans beginning of period	$54,070	$40,195	$29,245	$26,702	$19,777

Credit Actions:
New	7,259	22,912	18,217	7,504	15,710
Loan and lease losses	(5,951)	(1,950)	(1,146)	(2,440)	(944)
Charged down	(4,182)	(2,603)	(4,458)	(1,135)	(2,794)
Return to accruing status	(660)	(3,333)	(123)	(409)	(3,301)
Payments	(1,973)	(1,151)	(1,540)	(977)	(1,746)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$48,563	$54,070	$40,195	$29,245	$26,702

     Nonaccrual commercial loans have decreased $5.5 million from the first quarter of 2009 and increased $21.9 million from the second quarter of 2008.
Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2009		December 31, 2008		June 30, 2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)

Non-interest DDA	$1,891,792	—	$1,530,021	—	$1,518,841	—
Interest-bearing DDA	671,235	0.10%	687,160	0.37%	709,922	0.33%
Savings and money market accounts	2,810,155	0.78%	2,398,778	1.24%	2,366,296	1.10%
CDs and other time deposits	2,241,644	2.74%	2,801,623	3.78%	2,744,447	3.90%

Total customer deposits	7,614,826	1.10%	7,417,582	1.86%	7,339,506	1.85%

Securities sold under agreements to repurchase	945,178	0.51%	1,343,441	2.37%	1,312,436	2.55%
Wholesale borrowings	1,019,786	2.71%	663,109	4.16%	711,132	3.53%

Total funds	$9,579,790		$9,424,132		$9,363,074

     Total demand deposits increased as a percent of total average deposits from 33.66% in the 2009 second quarter compared to 30.37% in the second quarter 2008. Savings accounts, including money market products, made up 36.90% of average deposits in the 2009 second quarter compared to 32.24% in the second quarter 2008. Higher cost CDs made up 29.44% of average deposits in the second quarter 2009 and compared to 37.39% in the second quarter 2008.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 212 basis points compared to one year ago, or 0.30% for the quarter ended June 30, 2009 due to the drop in interest rates and the disruption in the capital markets.
     The following table summarizes scheduled maturities of CDs of $100 thousand or more (“Jumbo CDs”) that were outstanding as of June 30, 2009:

Maturing in:	Amount
(In thousands)

Under 3 months	$209,550
3 to 6 months	183,932
6 to 12 months	85,455
Over 1 year through 3 years	79,618
Over 3 years	8,514

$567,069

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at June 30, 2009 totaled $1.0 billion compared to $937.8 million at December 31, 2008 and $924.4 million at June 30, 2008. The common dividend per share paid in the second quarter 2009 was $0.16 as well as a $0.13 per share dividend of common stock.
     During the quarter ended June 30, 2009, the Corporation exited from the CPP under TARP. See Note 6 (Earnings Per Share) for further detail.
Capital Availability
     During the second quarter of 2009, the Company entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC pursuant to which the Company, from time to time, offered and sold shares of the Corporation’s common stock. Sales of the Common Shares were made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transaction or as otherwise agreed with Credit Suisse. During this time, 3.3 million shares were sold at an average market value net of broker’s fees of $18.36 per share.
Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 8.36% at June 30, 2009, compared to 7.27% at December 31, 2008, and 7.52% at June 30, 2008.
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
     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. As of June 30, 2009, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.
     The following table reflects the various measures of capital:

	June 30,		December 31,		June 30,
	2009		2008		2008
			(Dollars in thousands)

Consolidated
Total equity	$1,022,647	9.56%	$937,843	8.45%	$924,429	8.75%
Common equity	1,022,647	9.56%	937,843	8.45%	924,429	8.75%
Tangible common equity (a)	882,173	8.36%	797,195	7.27%	783,607	7.52%
Tier 1 capital (b)	936,038	11.38%	870,870	10.19%	854,504	10.33%
Total risk-based capital (c)	1,039,043	12.63%	1,007,679	11.80%	987,931	11.94%
Leverage (d)	936,038	8.74%	870,870	8.19%	854,504	8.23%

Bank Only
Total equity	$804,009	7.52%	$744,535	6.72%	$767,734	7.28%
Common equity	804,009	7.52%	744,535	6.72%	767,734	7.28%
Tangible common equity (a)	663,535	6.29%	603,887	5.52%	626,912	6.02%
Tier 1 capital (b)	802,305	9.77%	762,634	8.95%	782,982	9.49%
Total risk-based capital (c)	901,437	10.97%	895,703	10.51%	912,766	11.06%
Leverage (d)	802,305	7.50%	762,634	7.18%	782,982	7.55%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
Participation in the CPP under EESA
     In response to the ongoing financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008, which established Troubled Assets Relief Program (“TARP”). As part of

TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage- backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
     On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share. On April 22, 2009, the Corporation repurchased all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock. On May 27, 2009 the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
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

     Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2009 and 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

June 30, 2009	*	1.32%	2.09%	2.57%
June 30, 2008	(0.10%)	0.34%	0.54%	0.65%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2009 and 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

June 30, 2009	*	1.27%	0.08%	0.18%
June 30, 2008	(3.14%)	(0.19%)	(1.52%)	(3.43%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the Federal Home Loan Bank of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $870 million at June 30, 2009.

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
     Funding Trends for the Quarter - During the three months ended June 30, 2009, lower cost core deposits increased by $0.1 million from the previous quarter. In aggregate total, deposits decreased $0.2 million driven by a decline in higher cost CD balances. Securities sold under agreements to repurchase increased $0.3 million from March 31, 2009. Wholesale borrowings decreased $0.2 million from March 31, 2009. The Corporation’s loan to deposit ratio increased to 95.89% at June 30, 2009 from 95.74% at March 31, 2009.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended June 30, 2009, FirstMerit Bank paid $13.5 million in dividends to FirstMerit Corporation. As of June 30, 2009, FirstMerit Bank had an additional $47.7 million available to pay dividends without regulatory approval.
     Recent Market and Regulatory Developments. Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the Federal Deposit Insurance Corporation (“FDIC”) have announced various programs designed to enhance market liquidity and bank capital.
     In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 and established TARP. As part of

TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP. On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock. On May 27, 2009 the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
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
     The Corporation elected to participate in the TLPG subsequent to December 5, 2008. The Transaction Account Guarantee is effective for the Corporation through January 1, 2010. Under the Debt Guarantee, qualifying senior unsecured debt newly issued by the Corporation during the period from October 14, 2008 to June 30, 2009, inclusive, is covered by the FDIC guarantee. The maximum amount of debt that eligible institutions can issue under the guarantee is 125% of the par value of the entity’s qualifying senior unsecured debt, excluding debt to affiliates that was outstanding as of September 30, 2008, and scheduled to mature by June 30, 2009. The FDIC will provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012.
     Participants in the Debt Guarantee Program are assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act. In May 2009, the FDIC announced it was imposing an emergency special assessment of five basis points on average assets of all FDIC-insured depository institutions as of June 30, 2009.
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, until the institution has repaid the Treasury, which is permitted under the revised ARRA rules without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

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
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, IRLCs, and TBA Securities is included in Note 8 (Derivatives and Hedging Activities) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2008 Form 10-K. There have been no significant changes since December 31, 2008.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.
(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the second quarter of the 2009 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased	Paid per Share	or Programs (1)	Plans or Programs

Balance as of March 31, 2009				396,272

April 1, 2009 - April 30, 2009	32,239	$20.09	—	396,272
May 1, 2009 - May 31, 2009	500	23.46	—	396,272
June 1, 2009 - June 30, 2009	28,198	17.77	—	396,272

Balance as of June 30, 2009	60,937	$19.04	—	396,272

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

(2)	60,937 of these common shares were either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Corporation held its Annual Meeting of Shareholders on April 15, 2009, for which the Board of Directors solicited proxies.
(b)	Four Class II Directors and four Class III Directors were elected at the Annual Meeting for terms expiring at the 2010 Annual Meeting of Shareholders, with the following voting results:

			Authority
	For	Against	Withheld
Karen S. Belden	69,388,538	*	1,567,507
R. Cary Blair	57,486,383	*	13,469,662
John C. Blickle	69,569,291	*	1,386,753
Robert W. Briggs	69,633,693	*	1,322,351
Gina D. France	69,950,761	*	1,005,284
Paul G. Greig	69,472,912	*	1,483,132
Terry L. Haines	57,762,526	*	13,193,518
Clifford J. Isroff	57,579,904	*	13,376,140

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
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
(2) Approval of a non-binding advisory proposal on FirstMerits’ executive compensation:

Votes For	Votes Against	Abstentions
46,854,144	22,919,387	1,182,517
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed by the Registrant on February 18, 2009).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K filed by the Registrant on February 18, 2009).

10.1	Repurchase Letter Agreement, dated April 22, 2009, between FirstMerit Corporation and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 22, 2009).

10.2	Distribution Agency Agreement, dated May 6, 2009, between FirstMerit Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on May 6, 2009).

10.3	Warrant Repurchase Letter Agreement, dated May 27, 2009, between FirstMerit Corporation and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 27, 2009).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certifications of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certifications of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

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

July 30, 2009