Form 10-Q
period 2009-09-30
FIRSTMERIT CORP /OH/
filed 2009-10-30
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          As of October 28, 2009, 85,844,862 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30,	December 31,	September 30,
(Unaudited, except December 31, 2008, which is derived from the audited financial statements)	2009	2008	2008
ASSETS
Cash and due from banks	$193,060	$178,406	$186,087
Investment securities
Held-to-maturity	166,663	158,273	161,722
Available-for-sale	2,584,414	2,614,575	2,288,511
Loans held for sale	12,519	11,141	9,126
Loans:
Commercial loans	4,097,252	4,352,730	4,273,065
Mortgage loans	481,336	547,125	559,276
Installment loans	1,481,200	1,574,587	1,613,481
Home equity loans	761,553	733,832	717,887
Credit card loans	147,767	149,745	148,179
Leases	60,540	67,594	69,704

Total loans	7,029,648	7,425,613	7,381,592
Less allowance for loan losses	(116,352)	(103,757)	(102,007)

Net loans	6,913,296	7,321,856	7,279,585
Premises and equipment, net	126,416	133,184	128,570
Goodwill	139,245	139,245	139,245
Intangible assets	1,143	1,403	1,490
Accrued interest receivable and other assets	624,599	541,943	490,509

Total assets	$10,761,355	$11,100,026	$10,684,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$1,898,913	$1,637,534	1,540,523
Demand-interest bearing	644,121	666,615	663,924
Savings and money market accounts	3,035,922	2,512,331	2,386,453
Certificates and other time deposits	1,692,318	2,781,199	2,839,656

Total deposits	7,271,274	7,597,679	7,430,556

Securities sold under agreements to repurchase	1,350,475	921,390	1,244,200
Wholesale borrowings	749,397	1,344,195	898,720
Accrued taxes, expenses, and other liabilities	331,000	298,919	185,291

Total liabilities	9,702,146	10,162,183	9,758,767

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference; authorized and issued 125,000 shares	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 92,635,910, 92,026,350 and 92,026,350 at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.	127,937	127,937	127,937
Capital surplus	68,694	94,802	93,387
Accumulated other comprehensive loss	(7,437)	(54,080)	(59,190)
Retained earnings	1,042,752	1,053,435	1,047,781
Treasury stock, at cost, 6,767,053, 11,066,108 and 11,052,155 shares at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	(172,737)	(284,251)	(283,837)

Total shareholders’ equity	1,059,209	937,843	926,078

Total liabilities and shareholders’ equity	$10,761,355	$11,100,026	$10,684,845

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Nine months ended
(Unaudited)	September 30,		September 30,
(In thousands except per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans, including held for sale	$84,283	$107,927	258,329	$330,731
Interest and dividends on investment securities and federal funds sold	29,388	29,223	90,857	87,714

Total interest income	113,671	137,150	349,186	418,445

Interest expense:
Interest on deposits:
Demand-interest bearing	137	589	451	2,144
Savings and money market accounts	5,763	6,932	16,592	23,075
Certificates and other time deposits	12,284	23,463	46,197	82,037
Interest on securities sold under agreements to repurchase	1,286	8,244	3,496	28,105
Interest on wholesale borrowings	6,824	6,801	21,064	20,133

Total interest expense	26,294	46,029	87,800	155,494

Net interest income	87,377	91,121	261,386	262,951
Provision for loan losses	23,887	15,531	68,473	41,617

Net interest income after provision for loan losses	63,490	75,590	192,913	221,334

Other income:
Trust department income	5,081	5,562	15,309	16,836
Service charges on deposits	16,782	16,648	46,798	47,412
Credit card fees	11,711	12,084	34,463	35,387
ATM and other service fees	2,935	2,717	8,380	8,281
Bank owned life insurance income	3,216	3,139	9,216	9,557
Investment services and insurance	2,498	2,899	7,686	8,554
Investment securities gains, net	2,925	—	4,103	571
Loan sales and servicing income	3,881	1,370	10,007	4,646
Gain on Visa Inc. redemption	—	—	—	7,898
Gain on post medical retirement curtailment	—	—	9,543	—
Other operating income	2,538	2,610	12,095	9,499

Total other income	51,567	47,029	157,600	148,641

Other expenses:
Salaries, wages, pension and employee benefits	43,351	45,043	130,158	132,472
Net occupancy expense	5,739	5,741	18,468	18,699
Equipment expense	5,847	5,962	17,856	17,998
Stationery, supplies and postage	2,167	2,347	6,493	6,914
Bankcard, loan processing and other costs	7,548	7,497	23,252	22,097
Professional services	3,980	3,966	10,316	8,434
Amortization of intangibles	86	86	260	486
Other operating expense	15,447	9,967	51,129	35,293

Total other expenses	84,165	80,609	257,932	242,393

Income before federal income tax expense	30,892	42,010	92,581	127,582
Federal income tax expense	8,129	12,257	24,889	37,233

Net income	$22,763	$29,753	67,692	$90,349

Other comprehensive income, net of taxes
Unrealized securities’ holding gain (loss), net of taxes	$28,172	$(8,978)	50,235	$(19,488)
Unrealized hedging gain (loss), net of taxes	—	347	(94)	1,133
Minimum pension liability adjustment, net of taxes	(277)	875	(831)	2,621
Less: reclassification adjustment for securities’ gain realized in net income, net of taxes	1,901	—	2,667	371

Total other comprehensive gain (loss), net of taxes	25,994	(7,756)	46,643	(16,105)

Comprehensive income	$48,757	$21,997	114,335	$74,244

Net income applicable to common shares	$22,763	$29,753	61,321	$90,349

Net income used in diluted EPS calculation	$22,763	$29,753	61,321	$90,354

Weighted average number of common shares outstanding — basic *	85,872	82,090	84,182	82,015

Weighted average number of common shares outstanding — diluted *	85,880	82,117	84,190	82,062

Basic earnings per share *	$0.27	$0.36	0.73	$1.10

Diluted earnings per share *	$0.27	$0.36	0.73	$1.10

Stock dividend per share	0.72%	—	0.73%	—

Dividend per share	$0.16	$0.29	0.61	$0.87

*	Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.
The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

					Accumulated
			Common		Other			Total
	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Warrant	Surplus	Income	Earnings	Stock	Equity
Balance at December 31, 2007	$—	$127,937	$—	$100,028	$(43,085)	$1,027,775	$(295,678)	$916,977
Net income	—	—	—	—	—	90,349	—	90,349
Cash dividends — common stock ($0.87 per share)	—	—	—	—	—	(70,343)	—	(70,343)
Options exercised (125,662 shares)	—	—	—	(963)	—	—	3,027	2,064
Nonvested (restricted) shares granted (405,653 shares)	—	—	—	(10,083)	—	—	10,084	1
Debentures converted (2,841 shares)	—	—	—	(38)	—	—	63	25
Treasury shares purchased (42,429 shares)	—	—	—	213	—	—	(900)	(687)
Deferred compensation trust (23,718 shares)	—	—	—	433	—	—	(433)	—
Share-based compensation	—	—	—	3,797	—	—	—	3,797
Net unrealized gains on investment securities, net of taxes	—	—	—	—	(19,859)	—	—	(19,859)
Unrealized hedging gain, net of taxes	—	—	—	—	1,133	—	—	1,133
Minimum pension liability adjustment, net of taxes	—	—	—	—	2,621	—	—	2,621

Balance at September 30, 2008	$—	$127,937	$—	$93,387	$(59,190)	$1,047,781	$(283,837)	$926,078

Balance at December 31, 2008	$—	$127,937	—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843
Net income	—	—	—	—	—	67,692	—	67,692
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.61 per share)	—	—	—	—	—	(50,286)	—	(50,286)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (2,400 shares)	—	—	—	(18)	—	—	58	40
Nonvested (restricted) shares granted (536,058 shares)	—	—	—	(13,154)	—	—	13,151	(3)
Debentures converted	—	—	—	—	—	—	—	—
Treasury shares purchased (118,736 shares)	—	—	—	500	—	—	(2,197)	(1,697)
Deferred compensation trust (29,597 shares)	—	—	—	(32)	—	—	32	—
Share-based compensation	—	—	—	6,270	—	—	—	6,270
Issuance of common stock (3,267,751 shares)	—	—	—	(24,561)	—	—	84,517	59,956
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	—	—	(204)	—	125,000
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	47,568	—	—	47,568
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(831)	—	—	(831)
Other	—	—	—	(435)	—	—	—	(435)

Balance at September 30, 2009	$—	$127,937	$—	$69,129	$(7,437)	$1,042,752	$(172,737)	$1,059,644

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended
(Unaudited)	September 30,
(In thousands)	2009	2008

Operating Activities
Net income	$67,692	$90,349
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	68,473	41,617
Provision for depreciation and amortization	14,536	13,835
Amortization of investment securities premiums, net	3,482	799
Accretion of income for lease financing	(2,584)	(3,047)
Gains on sales and calls of investment securities, net	(4,103)	(571)
Decrease in interest receivable	2,843	5,673
Decrease in interest payable	(8,453)	(12,730)
(Decrease) increase in employee pension liability	(6,068)	19,664
(Decrease) increase in prepaid expenses	(6,017)	397
Post medical retirement curtailment gain	(9,543)	—
Increase in bank owned life insurance	(9,001)	(9,557)
(Decrease) increase in accounts payable	(13,899)	7,142
Originations of loans held for sale	(409,752)	(232,501)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	411,792	238,207
(Gains) losses on sales of loans, net	(3,418)	830
Amortization of intangible assets	260	486
Other decreases	(7,928)	(15,809)

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,312	144,784
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	102,564	77,985
Available-for-sale — maturities	506,976	450,538
Purchases of available-for-sale investment securities	(509,493)	(516,606)
Net decrease (increase) in loans and leases, excluding sales	324,985	(377,609)
Purchases of premises and equipment	(7,855)	(12,052)
Sales of premises and equipment	87	116

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	417,264	(377,628)
Financing Activities
Net increase (decrease) in demand accounts	238,885	(5,999)
Net increase in savings and money market accounts	523,591	91,306
Net (decrease) increase in certificates and other time deposits	(1,088,881)	13,510
Net increase (decrease) in securities sold under agreements to repurchase	429,085	(11,880)
Net (decrease) increase in wholesale borrowings	(594,798)	193,599
Proceeds from issuance of preferred stock	125,000	—
Repurchase of preferred stock	(125,000)	—
Repurchase of common stock warrant	(5,025)	—
Proceeds from issuance of common stock	59,956	—
Cash dividends — preferred	(1,789)	—
Cash dividends — common	(50,286)	(70,343)
Purchase of treasury shares	(1,697)	(687)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	37	2,090

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(490,922)	211,596

Increase (decrease) in cash and cash equivalents	14,654	(21,248)
Cash and cash equivalents at beginning of period	178,406	207,335

Cash and cash equivalents at end of period	$193,060	$186,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest, net of amounts capitalized	$44,721	$78,909

Federal income taxes	$21,822	$38,652

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009 (Unaudited) (Dollars in thousands except per share data)
1. Basis of Presentation — FirstMerit Corporation (“Corporation”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Corporation’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FMT, Inc., Realty Facility Holdings XV, L.L.C, and FirstMerit Risk Management, Inc.
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States of America. Other than resolving certain minor inconsistencies in current GAAP, the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new ASC structure.
     The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. In preparing these financial statements, subsequent events were evaluated through October 30, 2009, the date the financial statements were issued. Financial statements are considered issued when they are filed with the Securities and Exchange Commission (“SEC”). In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the SEC. The consolidated financial statements of the Corporation as of September 30, 2009 and 2008 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2008.
     Certain previously reported amounts have been reclassified to conform to the current reporting presentation.
2. Accounting Policies Recently Adopted and Pending Accounting Pronouncements — ASC Topic 260, Earnings Per Share. Effective January 1, 2009, the accounting and reporting standards for earnings per share were amended. This amendment clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by existing GAAP. The adoption of this amendment did not have a material effect on the Corporation’s consolidated results of operations or earnings per share.

     ASC Topic 805, Business Combinations. This accounting guidance requires all businesses acquired after January 1, 2009 to be measured at the fair value of the consideration paid. It requires an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. An entity is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. Acquisition and restructuring costs are required to be expensed and are not to be included in the cost of the acquisition. The Corporation will apply these accounting standards to business combinations with acquisition dates on or after January 1, 2009.
     ASC Topic 810, Consolidation. Effective January 1, 2009, the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary were amended. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Prior to this amendment, such noncontrolling interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This amendment also requires expanded disclosures that identify and distinguish between the interests of the parent’s owner and the interests of the noncontrolling owners of an entity. This amendment did not have an impact on the Corporation’s consolidated financial condition or results of operations.
     ASC Topic 815, Derivatives and Hedging. Effective March 31, 2009, the accounting and reporting standards for derivatives and hedging requires the Corporation to present specific disclosures which provide greater transparency as to the use of derivative instruments and hedging activity. In accordance with this guidance, the Corporation discloses in Note 8 (Accounting for Derivatives and Hedging Activities) how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Corporation’s consolidated financial statements.
     ASC Topic 320, Investments — Debt and Equity Securities. Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards regarding recognition and disclosure of other-than-temporary impairment (“OTTI”). This amendment requires recognition of only the credit portion of OTTI in current earnings for those debt securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI is to be included in other comprehensive income. The adoption of this amendment did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 3 (Investment Securities) for additional information regarding the application of this guidance to the Corporation’s investment securities.
     ASC Topic 820, Fair Value Measurements and Disclosures. In April 2009, an amendment to the accounting and reporting standards of fair value measurements and disclosures was issued. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation adopted this additional guidance on June 30, 2009 and such adoption did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 10 (Fair Value Measurements) for additional information on how the Corporation determines fair value.
     ASC Topic 825, Financial Instruments. Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards for disclosures about the fair value of financial instruments which requires such disclosures for all interim and annual reporting periods of publically traded companies. See Note 10 (Fair Value Measurements) for disclosures about fair value of the Corporation’s financial instruments.
     ASC Topic 855, Subsequent Events. Effective June 30, 2009, the accounting and reporting standards for subsequent events requires the Corporation to disclose the date through which it has evaluated events that occur after the balance sheet date but before financial statements are issued or are available to be issued as well as the basis for that date, that is, whether that date represents the date the financial statements were issued.
     Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value. This ASU allows for the use of specific valuation techniques to measure the fair value of a liability, within the scope of ASC 820, Fair Value Measurements, when a quoted price in an active market for a similar asset is not available. These specific valuation techniques should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The guidance in this ASU is effective for the Corporation as of October 1, 2009. The Corporation does not expect the adoption of this guidance to have a material effect on the Corporation’s financial condition and results of operations.
     ASC Topic 715, Compensation—Retirement Benefits. In December 2008, an amendment to the accounting and reporting standards of postretirement benefit plan assets was issued. This amendment requires expanded disclosures about the plan assets of a defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These expanded disclosures will be effective for the Corporation’s December 31, 2009 consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 166”). (The FASB has yet to incorporate SFAS 166 in the ASC.) SFAS 166 removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation to qualifying special purpose entities. SFAS 166 also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/ derecognition criteria, and changes how retained interests are initially measured. SFAS 166 is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for the Corporation beginning January 1, 2010. The Corporation does not expect its adoption to have a material effect on the Corporation’s financial condition and results of operations.

     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). (The FASB has yet to incorporate SFAS 167 in the ASC.) The new guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity. Enhanced disclosures would also be required. This guidance will be effective for the Corporation beginning January 1, 2010. The Corporation is in the process of analyzing the potential impact of the new guidance, however, it does not expect the adoption to have a material effect on the Corporation’s financial condition and results of operations.
3. Investment Securities — The following table provides the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at cost which reflects historical cost adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of cumulative other comprehensive income in shareholders’ equity. The fair value of investment securities is impacted by interest rates, credit spreads, market volatility and illiquidity.

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S. Treasury and government agency	$11,995	$5	$—	$12,000
U.S States and political subdivisions	287,882	15,868	(22)	303,728
Residential mortgage-backed securities:
U.S. government agencies	1,565,762	60,340	(4)	1,626,098
Residential collateralized mortgage securities:
U.S. government agencies	578,604	20,056	(13)	598,647
Non-agency	20	—	—	20
Corporate debt securities	61,372	—	(21,870)	39,502
Other debt securities	692	—	—	692

Total debt securities	$2,506,327	$96,269	$(21,909)	$2,580,687
Marketable equity securities	3,727	—	—	3,727

Total securities available for sale	$2,510,054	$96,269	$(21,909)	$2,584,414

Securities held to maturity
Debt securities
U.S States and political subdivisions	$38,454	$—	$—	$38,454
Non-marketable equity securities	128,209	—	—	128,209

Total securities held to maturity	$166,663	$—	$—	$166,663

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S. Treasury and government agency	$20,000	$38	$—	$20,038
U.S States and political subdivisions	286,758	2,726	(3,580)	285,904
Residential mortgage-backed securities:
U.S. government agencies	1,681,378	29,643	(2,795)	1,708,226
Residential collateralized mortgage securities:
U.S. government agencies	539,382	7,071	(1,159)	545,294
Non-agency	20,450	—	(787)	19,663
Corporate debt securities	61,335	—	(29,979)	31,356
Other debt securities	730	—	—	730

Total debt securities	$2,610,033	$39,478	$(38,300)	$2,611,211
Marketable equity securities	3,364	—	—	3,364

Total securities available for sale	$2,613,397	$39,478	$(38,300)	$2,614,575

Securities held to maturity
Debt securities
U.S States and political subdivisions	$30,266	$—	$—	$30,266
Non-marketable equity securities	128,007	—	—	128,007

Total securities held to maturity	$158,273	$—	$—	$158,273

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt securities
U.S. Treasury and government agency	$501	$—	$—	$501
U.S States and political subdivisions	282,998	566	(18,135)	265,429
Residential mortgage-backed securities:
U.S. government agencies	1,588,237	7,077	(11,179)	1,584,135
Residential collateralized mortgage securities:
U.S. government agencies	374,203	1,419	(3,550)	372,072
Non-agency	21,157	—	(26)	21,131
Corporate debt securities	61,321	—	(20,049)	41,272
Other debt securities	743	—	—	743

Total debt securities	$2,328,659	$9,062	$(52,939)	$2,285,283
Marketable equity securities	3,228	—	—	3,228

Total securities available for sale	$2,331,887	$9,062	$(52,939)	$2,288,511

Securities held to maturity
Debt securities
U.S States and political subdivisions	$33,791	$—	$—	$33,791
Non-marketable equity securities	127,931	—	—	127,931

Total securities held to maturity	$161,722	$—	$—	$161,722

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

Gross Unrealized Losses and Fair Value
     The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	At September 30, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses
Debt securities
U.S States and political subdivisions	$1,697	$(22)	2	$—	$—	—	$1,697	$(22)
Residential mortgage-backed securities:
U.S. government agencies securities:	—	—	—	306	(4)	3	306	(4)
U.S. government agencies	6,200	(13)	1	—	—	—	6,200	(13)
Non-agency	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	39,502	(21,870)	8	39,502	(21,870)

Total temporarily impaired securities	$7,897	$(35)	3	$39,808	$(21,874)	11	$47,705	$(21,909)

	At December 31, 2008
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses
Debt securities
U.S States and political subdivisions	$121,040	$(3,333)	197	$6,188	$(247)	8	$127,228	$(3,580)
Residential mortgage-backed securities:
U.S. government agencies securities:	246,741	(2,668)	29	15,942	(127)	4	262,683	(2,795)
U.S. government agencies	68,630	(483)	7	28,221	(676)	3	96,851	(1,159)
Non-agency	19,638	(787)	1	—	—	—	19,638	(787)
Corporate debt securities	—	—	—	31,356	(29,979)	8	31,356	(29,979)

Total temporarily impaired securities	$456,049	(7,271)	234	$81,707	$(31,029)	23	$537,756	$(38,300)

	At September 30, 2008
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses
Debt securities
U.S. Treasury and government agency	$—	—	—	$—	$—	—	$—	$—
U.S States and political subdivisions	236,903	(18,135)	396	—	—	—	236,903	(18,135)
Residential mortgage-backed securities:
U.S. government agencies	744,044	(10,421)	54	49,200	(758)	5	793,244	(11,179)
securities:
U.S. government agencies	248,152	(3,550)	23	—	—	—	248,152	(3,550)
Non-agency	—	—	—	21,105	(26)	1	21,105	(26)
Corporate debt securities	19,300	(7,430)	4	21,980	(12,619)	4	41,280	(20,049)

Total temporarily impaired securities	$1,248,399	$(39,536)	477	$92,285	$(13,403)	10	$1,340,684	$(52,939)

     At least quarterly the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by the Corporation in the second quarter of 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive loss. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.
     The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and the intent and whether management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.
     As of September 30, 2009, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, management concluded that these securities were not other-than-temporarily impaired at September 30, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Realized Gains and Losses
     The following table shows the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds	$17,327	$—	$102,564	$77,985

Realized gains	$2,925	$—	$4,103	$571
Realized losses	—	—	—	—

Net securities gains	$2,925	$—	$4,103	$571

Contractual Maturity of Debt Securities
     The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2009.

					Residential
				Residential	collateralized
				collateralized	mortgage
	U.S.		Residential	mortgage	obligations -
	Treasury and	U.S. States	mortgage backed	obligations - U.S.	non U.S.
	government	and	securities - U.S.	Government	Government	Corporate			Weighted
	agency	political	Government	agency	agency	debt	Other		Average
	obligations	subdivisions	agency obligations	obligations	obligations	securities	securities	Total	Yield
Securities Available for Sale
Remaining maturity:
One year or less	$—	$5,475	$34,355	$17,901	$—	$—	$51	$57,782	4.03%
Over one year through five years	—	15,060	1,505,040	567,166	22	—	203	2,087,491	4.45%
Over five years through ten years	—	41,193	86,703	13,580	—	—	252	141,728	5.58%
Over ten years	12,000	242,000	—	—	—	39,500	186	293,686	4.96%

Fair Value	$12,000	$303,728	$1,626,098	$598,647	$22	$39,500	$692	$2,580,687	4.58%

Amortized Cost	$11,995	$287,882	$1,565,762	$578,604	$22	$61,370	$692	$2,506,329

Weighted-Average Yield	3.13%	6.06%	4.55%	4.27%	4.67%	1.18%	0.00%	4.58%
Weighted-Average Maturity	13.7	11.0	3.5	2.5	4.1	18.1	13.7	4.5

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$21,588	$—	$—	$—	$—	$—	$21,588	5.66%
Over one year through five years	—	3,782	—	—	—	—	—	3,782	5.66%
Over five years through ten years	—	10,769	—	—	—	—	—	10,769	5.66%
Over ten years	—	2,315	—	—	—	—	—	2,315	5.66%

Fair Value	$—	$38,454	$—	$—	$—	$—	$—	$38,454	5.66%

Amortized Cost	$—	$38,454	$—	$—	$—	$—	$—	$38,454

Weighted-Average Yield		5.66%						5.66%
Weighted-Average Maturity		4.5						4.5

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
     The activity within the ALL for the quarters and nine months ended September 30, 2009 and 2008 and full year ended December 31, 2008, is shown in the following table:

	Quarter ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
Allowance for loan losses-beginning of period	$111,222	$98,239	$103,757	$94,205	$94,205
Loans charged off:
Commercial	7,208	3,556	21,892	10,727	16,318
Mortgage	1,455	1,162	3,693	3,671	4,696
Installment	7,135	5,840	23,060	17,464	24,740
Home equity	1,911	1,154	4,943	3,446	4,153
Credit cards	3,384	2,522	10,047	7,315	9,821
Leases	—	20	3	20	26
Overdrafts	726	703	1,843	1,813	2,634

Total charge-offs	21,819	14,957	65,481	44,456	62,388

Recoveries:
Commercial	90	232	521	1,986	2,388
Mortgage	41	2	260	41	76
Installment	2,104	1,757	6,527	5,598	7,071
Home equity	99	484	295	726	851
Credit cards	514	439	1,289	1,455	1,831
Manufactured housing	37	44	122	170	247
Leases	6	28	53	97	104
Overdrafts	171	208	536	568	769

Total recoveries	3,062	3,194	9,603	10,641	13,337

Net charge-offs	18,757	11,763	55,878	33,815	49,051
Provision for loan losses	23,887	15,531	68,473	41,617	58,603

Allowance for loan losses-end of period	$116,352	$102,007	$116,352	$102,007	$103,757

5. Intangible Assets — At September 30, 2009, December 31, 2008 and September 30, 2008, the balance of the Corporation’s intangible assets, which consisted of deposit base intangibles, were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

September 30, 2008	$10,137	$(8,646)	$1,491
December 31, 2008	$10,137	$(8,734)	$1,403
September 30, 2009	$10,137	$(8,994)	$1,143
     Amortization expense for intangible assets was $0.09 million for each of the three-month periods ended September 30, 2009 and 2008. The following table shows the estimated future amortization expense for deposit base intangible assets as of September 30, 2009.
For the years ended:

December 31, 2009	$88
December 31, 2010	347
December 31, 2011 and beyond	708

$1,143

6. Earnings per share — The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
BASIC EPS:

Net income	$22,763	$29,753	$67,692	$90,349
Less: preferred dividend	—	—	(6,167)	—
Less: accretion of preferred stock discount	—	—	(204)	—

Net income available to common shareholders	$22,763	$29,753	$61,321	$90,349

Average common shares outstanding *	85,872	82,090	84,182	82,015

Net income per share — basic	$0.27	$0.36	$0.73	$1.10

DILUTED EPS:

Net income available to common shareholders	$22,763	$29,753	$61,321	$90,349
Add: interest expense on convertible bonds	—	—	—	5

	$22,763	$29,753	$61,321	$90,354

Avg common shares outstanding *	85,872	82,090	84,182	82,015
Add: Equivalents from stock options and restricted stock	8	27	8	28
Add: Equivalents-convertible bonds	—	—	—	19

Average common shares and equivalents outstanding *	85,880	82,117	84,190	82,062

Net income per common share — diluted	$0.27	$0.36	$0.73	$1.10

*	Average common shares outstanding have been restated to reflect stock dividends of 611,582 shares declared April 28, 2009. and 609,560 shares declared August 20, 2009.

     For the quarters ended September 30, 2009 and 2008 options to purchase 4.8 million and 6.3 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
     On January 9, 2009, the Corporation completed the sale to the United States Department of the Treasury (the “Treasury”) of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). The Corporation issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share.
     On April 22, 2009, the Corporation repurchased all of 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million, which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock.
     On May 27, 2009, the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
     On May 6, 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which the Corporation, from time to time, may offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions, or as otherwise agreed with Credit Suisse. During the quarter ended June 30, 2009, the Corporation sold 3.3 million shares with an average value of $18.36 per share. No shares were sold during the quarter ended September 30, 2009.
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
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial — The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, small business, government and leasing clients. Commercial also includes the personal business of commercial loan clients as well as the “micro business” lines. Products and services offered include commercial loans such as term loans, revolving credit arrangements, inventory and accounts receivable financing, commercial mortgages, real estate construction lending and letters of credit.

•	Retail — The retail line of business includes consumer lending and deposit gathering and residential mortgage loan origination and servicing. Retail offers a variety of retail financial products and services, including direct and indirect installment loans, debit and credit cards, home equity loans and lines of credit, residential mortgage loans, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth — The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.
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

     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results for the quarters and nine months ended September 30, 2009 and 2008:

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2009	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$39,034	$115,748	$46,639	$141,021	$4,566	$12,986	$(2,862)	$(8,369)	$87,377	$261,386
Provision for loan losses	7,041	21,934	13,159	35,624	138	4,753	3,549	6,162	23,887	68,473
Other income	10,108	30,748	26,561	77,326	7,989	24,206	6,909	25,320	51,567	157,600
Other expenses	21,826	68,586	46,736	146,331	9,452	28,055	6,151	14,960	84,165	257,932
Net income	13,180	36,384	8,648	23,654	1,927	2,849	(992)	4,805	22,763	67,692

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2008	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$37,300	$112,702	$47,821	$145,047	$4,076	$12,428	$1,924	$(7,226)	$91,121	$262,951
Provision for loan losses	5,568	11,290	9,050	27,570	(346)	449	1,259	2,308	15,531	41,617
Other income	9,828	29,731	25,604	83,311	8,774	26,309	2,823	9,290	47,029	148,641
Other expenses	20,822	63,623	47,372	142,663	9,015	27,291	3,400	8,816	80,609	242,393
Net income	13,480	43,888	11,052	37,781	2,718	7,147	2,503	1,533	29,753	90,349
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

Derivatives Designated in Hedge Relationships
     The Corporation uses interest rate swap contracts to modify its exposure to interest rate risk. For example, the Corporation employs fair value hedging strategies to convert specific fixed-rate loans into variable-rate instruments. Gains or losses on the derivative instrument as well as the offsetting gains or losses on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. The Corporation also employs cash flow hedging strategies to effectively convert certain floating-rate liabilities into fixed-rate instruments. The effective portion of the gains or losses on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gains or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the current earnings.
     At September 30, 2009, December 31, 2008 and September 30, 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2008		September 30, 2009		December 31, 2008		September 30, 2008
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)

Interest rate swaps:
Fair value hedges	$—	$—	$—	$—	$46,048	$383	$472,720	$38,949	$530,482	$56,635	$505,721	$16,693
Cash flow hedges	—	—	—	—	—	—	—	—	100,000	875	150,000	1,754

Total	$—	$—	$—	$—	$46,048	$383	$472,720	$38,949	$630,482	$57,510	$655,721	$18,447

(a)	Included in Other Assets on the Consolidate Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
     Interest Rate Swaps designated as fair value hedges. Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”) a customer received a fixed interest rate commercial loan and the Corporation subsequently converted that fixed rate loan to a variable rate instrument over the term of the loan by entering into an interest rate swap with a dealer counterparty. The Corporation receives a fixed rate payment from the customer on the loan and pays the equivalent amount to the dealer counterparty on the swap in exchange for a variable rate payment based on the one month London Inter-Bank Offered Rate (“LIBOR”) index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program.
     The Corporation has other interest rate swaps associated with fixed rate commercial loans. These swaps are designated as fair value hedges and have a similar economic effect as the interest rate swaps originated under the FRAP Program. Regression analysis is utilized to assess the effectiveness of these hedges. There was no ineffectiveness of these fair value hedges for the quarters ended September 30, 2009 and 2008.

     Interest Rate Swaps designated as cash flow hedges. The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. Dollar offset analysis was used to assess the effectiveness of these hedges.
     There were no outstanding cash flows hedges as of September 30, 2009 and there was no activity associated with cash flow hedges for the quarter ended September 30, 2009. For the quarter ended September 30, 2008, the amount of the hedge effectiveness on cash flow hedges recognized in OCI and reclassified from OCI into other income as well as the amount of hedge ineffectiveness recognized in other income is as follows:

Amount of Gain / (Loss)	Amount of Gain / (Loss)	Amount of Gain /
Recognized in OCI on	Reclassified from	(Loss) Recognized in
Derivative (Effective	Accumulated OCI into	Income on Derivative
Portion)	Income (Effective Portion)	(Ineffective Portion)

$(115)	$(8)	$295

Derivatives Not Designated in Hedge Relationships
     At September 30, 2009, December 31, 2008 and September 30, 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2008		September 30, 2009		December 31, 2008		September 30, 2008
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)

Interest rate swaps	$637,467	$33,620	$469,133	$42,371	$308,901	$5,346	$637,467	$33,620	$469,133	$42,371	$308,901	$5,346
IRLCs	57,823	1,586	58,021	591	24,265	(102)	—	—	—	—	—	—
Forward sales contracts	66,815	(671)	67,027	(517)	29,201	115	—	—	—	—	—	—
TBA Securities	—	—	—	—	24,793	(31)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	64,491	—	88,848	—	77,803	—
Other	—	—	—	—	—	—	14,358	—	—	—	—	—

Total	$762,105	$34,535	$594,181	$42,445	$387,160	$5,328	$716,316	$33,620	$557,981	$42,371	$386,704	$5,346

(a)	Included in Other Assets on the Consolidate Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
     Interest Rate Swaps. In 2008, the Corporation implemented the Back-to-Back Program, which is an interest rate swap program for commercial loan customers. The Back-to-Back

Program provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges, therefore, each swap is accounted for as a standalone derivative.
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
     IRLCs are considered free-standing derivatives and do not qualify for hedge accounting. IRLCs generally have a term of up to 60 days before the closing of the loan. During this period, the value of the lock changes with changes in interest rates. The IRLC does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment.
     During the term of an interest rate lock commitment, the Corporation has the risk that interest rates will change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates by entering into forward sales contracts.
     The Corporation’s warehouse (mortgage loans held for sale) is subject to changes in fair value, due to fluctuations in interest rates from the loan’s closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease. To mitigate this risk, the Corporation enters into forward sales contracts on a significant portion of the warehouse to provide an economic hedge against those changes in fair value.
     Effective August 1, 2008, the Corporation elected to fair value, on a prospective basis, newly originated conforming fixed-rate and adjustable-rate first mortgage warehouse loans. Prior to this election, all warehouse loans were carried at the lower of cost or market and a hedging program was utilized on its mortgage loans held for sale to gain protection for the changes in fair value of the mortgage loans held for sale and the forward sales contracts. As such, both the mortgage loans held for sale and the forward sales contracts were recorded at fair value with ineffective changes in value recorded in current earnings as Loan sales and servicing income. Upon the Corporation’s election to prospectively account for substantially all of its mortgage loan warehouse products at fair value it discontinued the application of designated hedging relationships for new originations.
     The Corporation periodically enters into derivative contracts by purchasing TBA Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. The Corporation held no outstanding TBA Securities contracts as of September 30, 2009 and December 31, 2008. One TBA contract was outstanding at September 30, 2008.
     Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At September 30, 2009, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $7.8 million as of September 30, 2009. The fair values of the written swap participations were not material at September 30, 2009, December 31, 2008 and September 30, 2008.
     Gains and losses recognized in income on non-designated hedging instruments for the quarters ended September 30, 2009 and 2008 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income on
		Derivative
Derivatives not	Location of Gain / (Loss)	Quarter ended,	Quarter ended,
designated as hedging	Recognized in Income on	September 30,	September 30,
instruments	Derivative	2009	2008
IRLCs	Other income	$96	$(102)
Forward sales contracts	Other income	(886)	115
TBA Securities	Other income	—	(31)
Credit contracts	Other income	—	—
Other	Other expenses	—	—

Total		$(790)	$(18)

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk"— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $83.9 million, $99.4 million and $44.3 million as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively.
9. Benefit Plans — The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of Net Periodic Pension Cost
Service Cost	$1,322	$1,355	$3,967	$4,064
Interest Cost	2,751	2,580	8,252	7,739
Expected return on assets	(2,805)	(2,923)	(8,416)	(8,770)
Amortization of unrecognized prior service costs	86	40	257	120
Cumulative net loss	757	992	2,273	2,978

Net periodic pension cost	$2,111	$2,044	$6,333	$6,131

	Postretirement Benefits
	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Components of Net Periodic Postretirement Cost
Service Cost	$15	$249	$44	$746
Interest Cost	299	443	897	1,329
Amortization of unrecognized prior service costs	—	(136)	—	(406)
Cumulative net loss	9	71	26	211

Net Postretirement Benefit Cost	323	627	967	1,880
Curtailment Gain	—	—	(9,543)	—

Net periodic postretirement (benefit)/cost	$323	$627	$(8,576)	$1,880

     In January 2009, FirstMerit announced to employees that the Corporation’s subsidy for retiree medical coverage for current eligible active employees would be discontinued effective March 1, 2009. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive the Corporation’s subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment gain.
     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation has suspended its matching contribution to the savings plan.
10. Fair Value — As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between market participants in the principal market or most advantageous market for the asset or liability. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, management determines the fair value of the Corporation’s assets and liabilities using valuation models or third-party pricing services. Both of these approaches rely on market-based parameters when available, such as interest rate yield curves, option volatilities and credit spreads, or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions and estimates related to credit quality, liquidity, interest rates and other relevant inputs.
     GAAP establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follow:
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
Financial Instruments Measured at Fair Value
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

			Internal models
	Quoted market	Significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
Quarter ended September 30, 2009	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$3,160	$2,541,732	$39,522	$2,584,414
Residential loans held for sale	—	12,322	—	12,322
Derivative assets	—	34,535	—	34,535

Total assets at fair value on a recurring basis	$3,160	$2,588,589	$39,522	$2,631,271

Derivative liabilities	—	72,569	—	72,569

Total liabilities at fair value on a recurring basis	$—	$72,569	$—	$72,569

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

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes

U.S. Treasury and government agencies	1	$12,000	—	$—
U.S States and political subdivisions	470	303,728	—	—
Residential mortgage-backed securities:
U.S. government agencies securities:	170	1,626,098	—	—
U.S. government agencies	56	598,644	1	3
Non-agency	1	3	1	17
Corporate debt securities	—	—	8	39,502

	698	$2,540,473	10	$39,522

     Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agency obligations and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. On a quarterly basis, the Corporation obtains from the independent pricing service the inputs used to value a sample of securities held in portfolio. The Corporation reviews these inputs to ensure the appropriate classification, within the fair value hierarchy, is ascribed to a fair value measurement in its entirety. In addition, all fair value measurement are reviewed to determine the reasonableness of the measurement relative to changes in observable market data and market information received from outside market participants and analysts.
     Available-for-sale securities classified as level 3 securities are primarily single issuer trust preferred securities. These trust preferred securities, which represent less than 1% of the portfolio at fair value, are valued based on the average of two non-binding broker quotes. Since these securities are thinly traded, the Corporation has determined that the using an average of two non-binding broker quotes is a more conservative valuation methodology. The non-binding nature of the pricing results in a classification as Level 3.
     Loans held for sale. Effective August 1, 2008, the Corporation elected to account for residential mortgage loans originated subsequent to such date at fair value. Previously, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets through programs offered by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.
     Derivatives. The Corporation’s derivatives include interest rate swaps and IRLCs and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of IRLCs and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of IRLCs. An IRLC does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an IRLC at one lender and enter into a new lower interest rate lock commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the IRLCs in their entirety. These measurements are classified as Level 2.
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk in the three-month period ended September 30, 2009.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
Quarter ended September 30, 2009	June 30, 2009	gains/(losses) (a)	settlements, net	Transfers	September 30, 2009	period earnings

Available-for-sale securities	$33,279	$6,243	$—	$—	$39,522	$—

(a)	Reported in other comprehensive income (loss)

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		nine months ended	included in current
Nine months ended September 30, 2009	January 1, 2009	gains/(losses) (a)	settlements, net	Transfers	September 30, 2009	period earnings

Available-for-sale securities	$31,385	$8,137	$—	$—	$39,522	$—

(a)	Reported in other comprehensive income (loss)
The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis:

		Internal models	Internal models
	Quoted market	with significant	with significant
	prices in active	observable market	unobservable
	markets	parameters	market parameters
Quarter ended September 30, 2009	Level 1	Level 2	Level 3	Total

Mortgage servicing rights	$—	$—	$21,567	$21,567
Impaired and nonaccrual loans	—	—	83,487	83,487
Other property (1)	—	—	13,637	13,637

Total assets at fair value on a nonrecurring basis	$—	$—	$118,691	$118,691

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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
Fair Value Option
     The Corporation may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in net income. This election can be made at the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made.
     Effective August 1, 2008, the Corporation elected to fair value newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. Previously, these loans had been recorded at the lower of cost or market value. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under GAAP. The fair value option was not elected for loans held for investment.
     The following table reflects the differences between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
September 30, 2009	Carrying Amount	Principal	Unpaid Principal

Loans held for sale reported at fair value	$12,322 $	11,950	$372

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
     The assets accounted for under SFAS 159 are measured at fair value with changes in fair value recognized in current earnings. The changes in fair value included in current period earnings for residential loans held for sale measured at fair value are shown by income statement line item, below:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Changes in fair value included in net income:
Loan sales and servicing income	$155	$218

Disclosures about Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$193,060	$193,060	$178,406	$178,406
Investment securities	2,751,077	2,751,077	2,772,848	2,772,848
Loan held for sale	12,519	12,519	11,141	11,141
Net loans	6,913,296	6,394,834	7,321,856	6,727,645
Accrued interest receivable	26,195	26,195	42,481	42,481
Mortgage servicing rights	20,881	21,567	18,778	18,803
Derivative assets	34,535	34,535	42,371	42,371

Financial liabilities:
Deposits	$7,271,274	$7,280,232	$7,597,679	$7,620,870
Securities sold under agreements to repurchase	1,350,475	1,352,896	921,390	921,808
Wholesale borrowings	749,397	757,489	1,344,195	1,350,942
Accrued interest payable	20,565	20,565	29,018	29,018
Derivative liabilities	72,569	72,569	99,882	99,882

     General — For short-term financial instruments realizable in three months or less, the carrying amount approximates fair value. Unless otherwise stated, the rates used in discounted cash flow analyses are based on market yield curves.
     Cash and due from banks — The carrying amount approximates fair value primarily due to their short-term nature.
     Investment Securities — See Financial Instruments Measured at Fair Value above.
     Net loans — The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions. Loans are presented net of the allowance for loan and lease losses.
     Loans held for sale — The majority of loans held for sale are residential mortgage loans which are recorded at fair value. All other loans held for sale are recorded at the lower of cost or market, less costs to sell. See Financial Instruments Measured at Fair Value above.
     Accrued interest receivable — The carrying amount approximates fair value primarily due to their short-term nature.
     Mortgage servicing rights — See Financial Instruments Measured at Fair Value above.
     Deposits — The carrying amounts of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, approximates fair value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.
     Securities sold under agreements to repurchase and wholesale borrowings — The carrying amounts of Federal funds purchased, repurchase agreements and other short term borrowings are considered to be their fair value because of their short term nature. For all other borrowed funds, quoted market prices or the discounted cash flow method were used to estimate fair values. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.
     Accrued interest payable — The carrying amount approximates fair value primarily due to their short-term nature.
     Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.

11. Mortgage Servicing Rights and Mortgage Servicing Activity — The Corporation serviced for third parties approximately $2.0 billion and $2.0 billion of residential mortgage loans at September 30, 2009 and December 31, 2008, respectively. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.3 million for each of the three-month periods ended September 30, 2009 and 2008, and $3.8 million for each of the nine-month periods ended September 30, 2009 and 2008.
     Servicing rights are presented within other assets on the balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 10(Fair Value). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.
     Changes in the carrying amount of mortgage servicing rights are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$20,828	$19,869	$18,778	$19,354
Addition of mortgage servicing rights	968	637	4,161	2,579
Amortization	(901)	(643)	(2,828)	(2,070)
Changes in allowance for impairment	(14)	—	770	—

Balance at end of period	$20,881	$19,863	$20,881	$19,863

Fair value at end of period	$21,567	$23,198	$21,567	$23,198

     Key economic assumptions and the sensitivity of the fair value of the mortgage servicing rights related to immediate 10% and 20% adverse changes in those assumptions at September 30, 2009 are presented in the table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, in the table below, the effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	11.08%
Decrease in fair value from 10% adverse change	$831,906
Decrease in fair value from 20% adverse change	1,616,784
Discount rate assumption	9.68%
Decrease in fair value from 100 basis point adverse change	$748,699
Decrease in fair value from 200 basis point adverse change	1,443,269
Expected weighted-average life (in months)	104.2
     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the serving rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. If any impairment results after current market assumptions are applied, the value of the servicing rights is reduced through the use of a valuation allowance, the balance of which is $0.01 million at September 30, 2009, $0.8 million at December 31, 2008 and zero at September 30, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
FIRSTMERIT CORPORATION AND	September 30, 2009			December 31, 2008			September 30, 2008
SUBSIDIARIES	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$159,985			$177,089			$171,370
Investment securities and federal funds sold:
U.S. Treasury securities and U.S.
Government agency obligations (taxable)	2,210,551	24,115	4.33%	1,985,026	94,260	4.75%	1,943,589	23,374	4.78%
Obligations of states and political subdivisions (tax exempt)	318,853	4,872	6.06%	294,724	17,910	6.08%	301,688	4,575	6.03%
Other securities and federal funds sold	199,028	2,049	4.08%	216,794	11,326	5.22%	216,154	2,780	5.12%

Total investment securities and federal funds sold	2,728,432	31,036	4.51%	2,496,544	123,496	4.95%	2,461,431	30,729	4.97%

Loans held for sale	17,357	230	5.26%	29,419	1,602	5.45%	12,048	178	5.88%
Loans	7,057,021	84,107	4.73%	7,203,946	434,704	6.03%	7,282,333	107,781	5.89%

Total earning assets	9,802,810	115,373	4.67%	9,729,909	559,802	5.75%	9,755,812	138,688	5.66%

Allowance for loan losses	(111,073)			(96,714)			(98,091)
Other assets	777,637			739,158			740,405

Total assets	$10,629,359			$10,549,442			$10,569,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,947,359	—	—	$1,530,021	—	—	$1,545,427	—	—
Demand — interest bearing	647,712	137	0.08%	687,160	2,514	0.37%	678,803	589	0.35%
Savings and money market accounts	2,916,980	5,763	0.78%	2,398,778	29,839	1.24%	2,373,995	6,932	1.16%
Certificates and other time deposits	1,872,456	12,284	2.60%	2,801,623	105,853	3.78%	2,728,139	23,463	3.42%

Total deposits	7,384,507	18,184	0.98%	7,417,582	138,206	1.86%	7,326,364	30,984	1.68%

Securities sold under agreements to repurchase	1,087,875	1,286	0.47%	1,343,441	31,857	2.37%	1,504,011	8,244	2.18%
Wholesale borrowings	883,377	6,824	3.06%	663,109	27,574	4.16%	634,226	6,801	4.27%

Total interest bearing liabilities	7,408,400	26,294	1.41%	7,894,111	197,637	2.50%	7,919,174	46,029	2.31%

Other liabilities	234,776			189,222			175,400

Shareholders’ equity	1,038,824			936,088			929,495

Total liabilities and shareholders’ equity	$10,629,359			$10,549,442			$10,569,496

Net yield on earning assets	$9,802,810	89,079	3.61%	$9,729,909	362,165	3.72%	$9,755,812	92,659	3.78%

Interest rate spread			3.26%			3.25%			3.35%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND	Nine months ended			Year ended			Nine months ended
SUBSIDIARIES	September 30, 2009			December 31, 2008			September 30, 2008
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$188,010			$177,089			$171,812
Investment securities and federal funds sold:
U.S. Treasury securities and U.S.
Government agency obligations (taxable)	2,222,119	74,524	4.48%	1,985,026	94,260	4.75%	1,989,648	70,276	4.72%
Obligations of states and political
subdivisions (tax exempt)	318,825	14,696	6.16%	294,724	17,910	6.08%	287,507	13,106	6.09%
Other securities and federal funds sold	207,938	6,594	4.24%	216,794	11,326	5.22%	217,776	8,607	5.28%

Total investment securities and federal funds sold	2,748,882	95,814	4.66%	2,496,544	123,496	4.95%	2,494,931	91,989	4.93%

Loans held for sale	20,395	829	5.43%	29,419	1,602	5.45%	36,310	1,501	5.52%
Loans	7,227,077	257,619	4.77%	7,203,946	434,704	6.03%	7,149,451	329,314	6.15%

Total earning assets	9,996,354	354,262	4.74%	9,729,909	559,802	5.75%	9,680,692	422,804	5.83%

Allowance for loan losses	(106,190)			(96,714)			(95,309)
Other assets	794,893			739,158			731,689

Total assets	$10,873,067			$10,549,442			$10,488,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,869,669	—	—	$1,530,021	—	—	$1,503,871	—	—
Demand — interest bearing	658,048	451	0.09%	687,160	2,514	0.37%	696,881	2,144	0.41%
Savings and money market accounts	2,789,455	16,592	0.80%	2,398,778	29,839	1.24%	2,353,140	23,075	1.31%
Certificates and other time deposits	2,229,694	46,197	2.77%	2,801,623	105,853	3.78%	2,778,077	82,037	3.94%

Total deposits	7,546,866	63,240	1.12%	7,417,582	138,206	1.86%	7,331,969	107,256	1.95%

Securities sold under agreements to repurchase	991,926	3,496	0.47%	1,343,441	31,857	2.37%	1,402,201	28,105	2.68%
Wholesale borrowings	1,017,330	21,064	2.77%	663,109	27,574	4.16%	628,441	20,133	4.28%

Total interest bearing liabilities	7,686,453	87,800	1.53%	7,894,111	197,637	2.50%	7,858,740	155,494	2.64%

Other liabilities	273,116			189,222			188,068

Shareholders’ equity	1,043,829			936,088			938,205

Total liabilities and shareholders’ equity	$10,873,067			$10,549,442			$10,488,884

Net yield on earning assets	$9,996,354	266,462	3.56%	$9,729,909	362,165	3.72%	$9,680,692	267,310	3.69%

Interest rate spread			3.21%			3.25%			3.19%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

SUMMARY
     FirstMerit Corporation reported third quarter 2009 net income of $22.8 million, or $0.27 per diluted share. This compares with $15.5 million, or $0.13 per diluted share, for the second quarter 2009 and $29.8 million, or $0.36 per diluted share, for the third quarter 2008. Earnings per share for all periods presented have been restated to reflect stock dividends declared on April 28, 2009 and August 20, 2009.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2009 were 8.69% and 0.85%, respectively, compared with 6.27% and 0.57% for the second quarter 2009 and 12.73% and 1.12% for the third quarter 2008. Included in the second quarter 2009 results was a $3.7 million after-tax Federal Deposit Insurance Corporation (“FDIC”) Special Assessment fee ($0.04 per share). Also included in the second quarter 2009 results was a $4.5 million after-tax expense ($0.06 per share) associated with the unamortized discount on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued under the TARP program.
     Net interest margin was 3.61% for the third quarter of 2009, compared with 3.56% for the second quarter of 2009 and 3.78% for the third quarter of 2008. The margin expansion in the quarter was primarily driven by lower funding costs due to a continued shift in deposit mix with increased emphasis on core deposit products and lower certificate of deposit balances.
     Average loans during the third quarter of 2009 decreased $189.7 million, or 2.62%, compared to the second quarter of 2009 and decreased $225.3 million, or 3.09%, compared with the third quarter of 2008. The fluctuation from second quarter 2009 to third quarter 2009 was due to decreases in commercial loans of $157.3 million, or 3.69%, mortgage loans of $21.9 million, or 4.26%, and installment loans of $20.9 million, or 1.38%. The decrease in the third quarter 2009 as compared to third quarter 2008 was due to decreases in commercial loans of $63.2 million, or 1.52%, mortgage loans of $77.2 million, or 13.56%, and installment loans of $125.2 million, or 7.74%. The decrease in average loan volume over both periods reflects the current economic cycle in which business owners and consumers are retrenching on their demand for leverage and borrowing. Business customers continue their trend in inventory and receivable reduction and paying down existing debt to strengthen their balance sheets. Consumer customers are taking a similar approach with lower borrowing demand and increased usage of short-term savings products.
     Average deposits during the third quarter of 2009 decreased $230.3 million, or 3.02%, compared with the second quarter of 2009 and increased $58.1 million, or 0.79%, compared with the third quarter of 2008. During the third quarter of 2009, the Corporation increased its average core deposits, which excludes time deposits, by $138.9 million, or 2.58%, compared with the second quarter of 2009, and $913.8 million, or 19.87%, compared with the third quarter of 2008. These results reflect the Corporation’s continued success in growing core deposit relationships and deemphasizing a reliance on higher-cost certificate of deposit accounts. The core deposit growth reflects the Corporation’s success in building a strong brand name in its core markets and capitalizing on market disruption in northeast Ohio.

     Average investments decreased $5.4 million, or 0.20%, compared with the second quarter of 2009 and increased $270.7 million, or 11.01%, over the third quarter of 2008. The year-over-year increase is a result of the leverage strategy implemented in the fourth quarter of 2008.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $89.1 million in the third quarter 2009 compared with $88.8 million in the second quarter of 2009 and $92.7 million in the third quarter of 2008. Compared with the second quarter of 2009, average earning assets decreased $198.5 million, or 1.98%, and increased $47.0 million, or 0.48%, compared to the third quarter of 2008.
     Noninterest income net of securities transactions for the third quarter of 2009 was $48.6 million, a decrease of $1.0 million, or 2.06%, from the second quarter of 2009 and an increase of $1.6 million, or 3.43%, from the third quarter of 2008. The primary changes in these noninterest income categories compared with the third quarter of 2008 were as follows: trust income was $5.1 million, a decrease of $0.5 million; ATM and other service fees was $2.9 million, an increase of $0.2 million; investment services and insurance was $2.5 million, a decrease of $0.4 million; and loan sales and servicing was $3.9 million, an increase of $2.5 million. The increase in loan sales and servicing is primarily attributed to increased mortgage origination and sales volume.
     Other income, net of securities gains, as a percentage of net revenue for the third quarter of 2009 was 35.32% compared with 35.87% for second quarter of 2009 and 33.67% for the third quarter of 2008. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the third quarter of 2009 was $84.2 million, a decrease of $6.4 million, or 7.07%, from the second quarter of 2009 and an increase of $3.6 million, or 4.41%, from the third quarter of 2008. Included in the second quarter 2009 expenses was the FDIC Special Assessment pretax fee of $5.1 million.
     The efficiency ratio for the third quarter of 2009 was 61.05%, compared with 65.34% for the second quarter of 2009 and 57.64% for the third quarter of 2008.
     Net charge-offs totaled $18.8 million, or 1.05% of average loans, in the third quarter of 2009, compared with $21.6 million, or 1.19% of average loans, in the second quarter 2009 and $11.8 million, or 0.64% of average loans, in the third quarter of 2008.
     Nonperforming assets totaled $88.9 million at September 30, 2009, an increase of $15.5 million, or 21.17%, compared with June 30, 2009 and an increase of $45.4 million, or 104.37%, compared with September 30, 2008. Nonperforming assets at September 30, 2009 represented 1.26% of period-end loans plus other real estate compared with 1.03% at June 30, 2009 and 0.59% at September 30, 2008.
     The allowance for loan losses totaled $116.4 million at September 30, 2009, an increase of $5.1 million from June 30, 2009. Given the current economic environment, the Corporation has continued a strategy to increase reserve levels and year-to-date has provided $12.6 million in excess of net charge-offs to the allowance for loan losses. At September 30, 2009, the allowance for loan losses was 1.66% of period-end loans compared with 1.56% at June 30, 2009 and 1.38%

at September 30, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.72% at September 30, 2009, compared with 1.64% at June 30, 2009 and 1.47% at September 30, 2008. The allowance for credit losses to nonperforming loans was 153.27% at September 30, 2009, compared with 184.71% at June 30, 2009 and 281.28% at September 30, 2008.
     The Corporation’s total assets at September 30, 2009 were $10.8 billion, an increase of $64.4 million, or 0.60%, compared with June 30, 2009 and an increase of $76.5 million, or 0.72%, compared with September 30, 2008. Growth in investment securities of $300.8 million, or 12.28%, compared with September 30, 2008, provided the majority of the overall asset growth.
     Total deposits were $7.3 billion at September 30, 2009, a decrease of $179.9 million, or 2.41%, from June 30, 2009 and a decrease of $159.3 million, or 2.14%, from September 30, 2008. The decrease as compared to both June 30, 2009 and September 30, 2008 was driven by a decrease in certificates and time deposits of 18.12% and 40.40%, respectively, reflecting the Corporation’s success remixing the balance sheet and focusing on core deposit growth. Core deposits totaled $5.6 billion at September 30, 2009, an increase of $194.5 million, or 3.61%, from June 30, 2009 and an increase of $988.1 million, or 21.52%, from September 30, 2008.
     Shareholders’ equity was $1,059.2 million at September 30, 2009, compared with $1,022.6 million at June 30, 2009 and $926.1 million at September 30, 2008. The Corporation increased its strong capital position as tangible common equity to assets was 8.65% at September 30, 2009, compared with 8.36% at June 30, 2009 and, 7.45% at September 30, 2008. The common dividend per share paid in the third quarter 2009 was $0.16 per share as well as a $0.13 per share dividend of common stock.
RESULTS OF OPERATION
Net Interest Income
     Net interest income, the Corporation’s principal source of earnings, is the difference between interest income generated by earning assets (primarily loans and investment securities) and interest paid on interest-bearing funds (namely customer deposits, securities sold under agreements to repurchase and wholesale borrowings). Net interest income for the quarter ended September 30, 2009 was $87.4 million compared to $91.1 million for the quarter ended September 30, 2008. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $1.7 million and $1.5 million for the quarters ending September 30, 2009 and 2008, respectively. The FTE adjustment was $5.1 million and $4.4 million for the nine months ending September 30, 2009 and 2008, respectively.

     FTE net interest income for the quarter ended September 30, 2009 was $89.1 million compared to $92.7 million for the three months ended September 30, 2008. FTE net interest income for the nine months ended September 30, 2009 was $266.5 million compared to $267.3 million for six months ended September 30, 2008.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment. The Federal Reserve discount rate decreased 25 basis points in April 2008, 100 basis points in October 2008, and 75 to 100 basis points again in December 2008 and rates held flat for the first three quarters of 2009. The section entitled “Financial Condition” contains more discussion about changes in earning assets and funding sources.

	Quarters ended September 30, 2009 and 2008			Nine months ended September 30, 2009 and 2008
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities and federal funds sold	$3,147	$(2,840)	$307	$9,156	$(5,331)	$3,825
Loans held for sale	72	(20)	52	(647)	(25)	(672)
Loans	(3,245)	(20,429)	(23,674)	3,538	(75,233)	(71,695)

Total interest income — FTE	$(26)	$(23,289)	$(23,315)	$12,047	$(80,589)	$(68,542)

INTEREST EXPENSE
Demand deposits-interest bearing	$(26)	$(426)	$(452)	$(114)	$(1,579)	$(1,693)
Savings and money market accounts	1,373	(2,542)	(1,169)	3,739	(10,222)	(6,483)
Certificates of deposits and other time deposits	(6,366)	(4,813)	(11,179)	(14,270)	(21,570)	(35,840)
Securities sold under agreements to repurchase	(1,815)	(5,143)	(6,958)	(6,447)	(18,162)	(24,609)
Wholesale borrowings	2,236	(2,213)	23	9,655	(8,724)	931

Total interest expense	$(4,598)	$(15,137)	$(19,735)	$(7,437)	$(60,257)	$(67,694)

Net interest income — FTE	$4,572	$(8,152)	$(3,580)	$19,484	$(20,332)	$(848)

Net Interest Margin
     The following table provides 2009 FTE net interest income and net interest margin totals as well as 2008 comparative amounts:

	Quarters ended		Nine months
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008

Net interest income	$87,377	$91,121	$261,386	$262,951
Tax equivalent adjustment	1,702	1,538	5,076	4,359

Net interest income — FTE	$89,079	$92,659	$266,462	$267,310

Average earning assets	$9,802,810	$9,755,812	$9,996,354	$9,680,692

Net interest margin — FTE	3.61%	3.78%	3.56%	3.69%

     Average loans outstanding for the current year and prior year third quarters totaled $7.1 billion and $7.3 billion, respectively. Decreases in average loan balances from third quarter 2008 to the third quarter 2009 occurred in commercial, mortgage, and installment loans and leases while home equity and credit card loans increased. The overall decrease in average loan volume reflects the current economic cycle in which business owners and consumers are retrenching on their demand for leverage and borrowing. Business customers continue their trend in inventory and receivable reduction and paying down existing debt to strengthen their balance sheets. Consumer customers are taking a similar approach with lower borrowing demand and increased usage of short-term savings products.
     Specific changes in average loans outstanding, compared to the third quarter 2008, were as follows: installment loans, both direct and indirect declined $125.2 million or 7.74%; mortgage loans were down $77.2 million or 13.56%; commercial loans were down $63.2 million or 1.52%; leases decreased $10.2 million or 14.69%; home equity loans were up $49.0 million or 6.91%; and credit card loans increased $1.5 million or 1.04%. The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2009 and 2008 third quarters equaled 71.99% and 74.65% of average earning assets, respectively.
     Average deposits were $7.4 billion during the 2009 third quarter, up $58.1 million, or .79%, from the same period last year. For the quarter ended September 30, 2009, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $913.8 million, or 19.87%, and represented 74.64% of total average deposits, compared to 62.76% for the 2008 third quarter. Average certificates of deposit (“CDs”) decreased $855.7 million, or 31.37%, compared to the prior year quarter. These results reflect the Corporation’s continued success in growing core deposit relationships and deemphasizing a reliance on higher-cost certificate of deposit accounts. The core deposit growth reflects the Corporation’s success in building a strong brand name in its core markets and capitalizing on market disruption in northeast Ohio. Average wholesale borrowings increased $249.2 million, and as a percentage of total interest-bearing funds equaled 11.92% for the 2009 third quarter and 8.01% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $416.1 million, and as a percentage of total interest bearing funds equaled 14.68% for the 2009 third quarter and 18.99% for the 2008 third quarter. Average interest-bearing liabilities funded 75.57% of average earning assets in the current year quarter and 81.17% during the quarter ended September 30, 2008.
Other Income
     Other (non-interest) income for the quarter ended September 30, 2009 totaled $51.6 million, an increase of $4.5 million from the $47.0 million earned during the same period one year ago. The Corporation continues to focus upon non-interest income (fee income) as a means by which to diversify revenue.
     Other income, net of securities gains, as a percentage of net revenue for the third quarter was 35.32% compared to 33.67% for the same quarter one year ago. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     The primary changes in other income for the 2009 third quarter as compared to the third quarter of 2008, were as follows: trust department income was $5.1 million, down 8.65%, and investment services and insurance was $2.5 million, down 13.83%, reflecting lower balances in assets under management; loan sales and servicing income was $3.9 million, an increase of $2.5 million, primarily attributable to a rise in mortgage banking revenue as the lower rate environment drove an increase in mortgage loan production and increased profitability on loan sales; and net investment securities gains were $2.9 million, an increase of 100%, resulting from the execution of a strategy to reduce increasing sensitivity to higher interest rates.
     The changes in other income for the nine months ended September 30, 2009 compared to September 30, 2008 were similar to the quarterly analysis. The primary changes in other income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, were as follows: trust department income was $15.3 million, down 9.07% and investment services and insurance income was $7.7 million, down 10.15%, reflecting lower balances in assets under management; loan sales and servicing income was $10.0 million, an increase of $5.4 million, primarily attributable to a rise in mortgage banking revenue as the lower rate environment drove an increase in mortgage loan production and increased profitability on loan sales; and net investment securities gains were $4.1 million, an increase of $3.5 million, resulting from the execution of a strategy to reduce increasing sensitivity to higher interest rates. Included in other income in the first nine months of 2009 was a $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees. Included in other income in the first nine months of 2008 was a $7.9 million gain from the partial redemption of Visa, Inc. shares.
Other Expenses
     Other (non-interest) expenses totaled $84.2 million for the third quarter 2009 compared to $80.6 million for the same 2008 quarter, an increase of $3.6 million, or 4.41%. Other expenses totaled $257.9 million for the nine months ended September 30, 2009 compared to $242.4 million for the nine months ended September 30, 2008, an increase of $15.5 million, or 6.41%.
     For the three and nine months ended September 30, 2009, increases in operating costs compared to the three and nine months ended September 30, 2008 were primarily attributable to higher FDIC deposit insurance expense. FDIC expense was $13.3 million for the nine months ended September 30, 2009, as compared to $0.9 million for the nine months ended September 30, 2008. In the second quarter of 2009, the FDIC levied a five-basis point emergency special assessment of $5 million based on FirstMerit Bank’s average total assets. This special assessment was to restore the deposit insurance reserve ratio to the 1.15% minimum mandated by the Federal Deposit Insurance Reform Act of 2005. In addition, FDIC deposit insurance expense increased as a result of an overall increase in the FDIC deposit insurance base assessment and the use of assessment credits in 2008 and the first quarter of 2009. All assessment credits were fully utilized subsequent to the first quarter of 2009.
     The efficiency ratio of 61.05% for third quarter 2009 increased 341 basis points over the efficiency ratio of 57.64% recorded for the third quarter 2008. The efficiency ratio for the three months ended September 30, 2009 indicates 61.05 cents of operating costs were spent in order to generate each dollar of net revenue.
Federal Income Taxes
     Federal income tax expense was $8.1 million and $12.3 million for the quarters ended September 30, 2009 and 2008, respectively. The effective federal income tax rate for the third quarter 2009 was 26.31%, compared to 29.18% for the same quarter 2008. For the nine months ended September 30, 2009 and 2008, respectively, the effective tax rate was 26.88% and

29.18%. Tax reserves have been specifically estimated for potential at-risk items in accordance with ASC 740, Income Taxes.
FINANCIAL CONDITION
Investment Securities
     Investment securities, including available-for-sale and held-to-maturity totaled $2.7 billion at September 30, 2009, compared to $2.8 billion at December 31, 2008 and $2.5 billion at September 30, 2008. Available for sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities (“MBSs”). Held to maturity securities are primarily FHLB of Cincinnati stock and FRB stock, which as a member of both organizations, the Corporation is required to own a certain amount of stock based its level of borrowings and other factors.
     The Corporation conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporary impaired. Only the credit portion of other-than-temporary impairment (“OTTI”) is to be recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.
     Net unrealized gains were $74.4 million, compared to $1.2 million at December 31, 2008 and net unrealized losses of $43.9 million at September 30, 2008. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
     Gross unrealized losses of $21.9 million as of September 30, 2009, compared to $38.3 million at December 31, 2008 and $52.9 million at September 30, 2008 were concentrated within trust preferred securities held in portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 1% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which caused risk premiums to increase markedly resulting in the significant decline in the fair value of the Corporation’s trust preferred securities.
     Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities).

Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	September 30,		December 31,		September 30,
(In thousands)	2009		2008		2008

Allowance for Loan Losses
Allowance for loan losses-beginning of period	$111,222		$94,205		$98,239
Provision for loan losses	23,887		58,603		15,531
Net charge-offs	(18,757)		(49,051)		(11,763)

Allowance for loan losses-end of period	$116,352		$103,757		$102,007

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$6,054		$7,394		$7,310
Provision for credit losses	(1,584)		(806)		(817)

Balance at end of period	$4,470		$6,588		$6,493

Allowance for credit losses	$120,822		$110,345		$108,500

Annualized net charge-offs as a % of average loans	1.05%		0.68%		0.64%

Allowance for loan losses:
As a percentage of loans outstanding	1.66%		1.40%		1.38%

As a percentage of nonperforming loans	147.60%		198.76%		264.45%

As a multiple of annualized net charge offs	1.56	x	2.12	x	2.18	X

Allowance for credit losses:
As a percentage of loans outstanding	1.72%		1.49%		1.47%

As a percentage of nonperforming loans	153.27%		211.38%		281.28%

As a multiple of annualized net charge offs	1.62	x	2.25	x	2.32	X

     The allowance for credit losses increased $10.5 million from December 31, 2008 to September 30, 2009, and increased $12.3 million from September 30, 2008 to September 30, 2009. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with increasing unemployment rates and the decline in residential and commercial real estate values.
     The Corporation uses a vendor based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two and five year data set. As a result, this approach lends more weight to the more recent performance and would be more conservative.

     The uncertain economic conditions in which we are currently operating have resulted in risks that differ from our historical loss experience. Accordingly, Management deemed it appropriate and prudent to apply qualitative factors (“q-factors”) and assign additional reserves. These q-factors are supported by judgments made by experienced credit risk management personnel and represent risk associated with the portfolio given the uncertainty and the inherent imprecision of estimating future losses.
     The following tables show the overall trend in credit quality by specific asset and risk categories.

	At September 30, 2009
	Loan Type
		Commercial
Allowance for Loan Losses	Commercial	R/E		Installment	Home Equity	Credit Card	Res Mortgage
Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$24,708	$48,189	$—	$—	$—	$—	$—	$72,897
Allowance	7,911	6,957	—	—	—	—	—	14,868
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	45,463	5,846	7,518					58,827
Grade 1 allowance	29	1	6					36
Grade 2 loan balance	88,543	80,316	1,713					170,572
Grade 2 allowance	68	87	2					157
Grade 3 loan balance	364,463	568,110	16,370					948,943
Grade 3 allowance	620	1,123	35					1,778
Grade 4 loan balance	919,172	1,660,624	32,959					2,612,755
Grade 4 allowance	9,438	15,598	233					25,269
Grade 5 (Special Mention) loan balance	70,790	49,208	1,332					121,330
Grade 5 allowance	1,869	1,952	34					3,855
Grade 6 (Substandard) loan balance	71,261	100,555	648					172,464
Grade 6 allowance	5,986	11,277	53					17,316
Grade 7 (Doubtful) loan balance	—	4	—					4
Grade 7 allowance	—	—	—					0
Consumer loans based on payment status:
Current loan balances				1,452,218	756,735	141,322	446,273	2,796,548
Current loans allowance				17,659	5,535	7,494	3,318	34,006
30 days past due loan balance				16,062	2,312	2,356	13,896	34,626
30 days past due allowance				2,459	660	1,215	587	4,921
60 days past due loan balance				8,382	1,470	1,604	4,253	15,709
60 days past due allowance				3,524	954	1,200	619	6,297
90+ days past due loan balance				4,538	1,036	2,485	16,914	24,973
90+ days past due allowance				3,111	1,064	2,323	1,351	7,849

Total loans	$1,584,400	$2,512,852	$60,540	$1,481,200	$761,553	$147,767	$481,336	$7,029,648

Total Allowance for Loan Losses	$25,921	$36,995	$363	$26,753	$8,213	$12,232	$5,875	$116,352

	At December 31, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,438	$45,220	$—	$—	$—	$—	$—	$53,658
Allowance	48	3,924	—	—	—	—	—	3,972
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,316	9,030	5,976					52,322
Grade 1 allowance	42	18	8					68
Grade 2 loan balance	199,166	138,399	3,046					340,611
Grade 2 allowance	664	606	12					1,282
Grade 3 loan balance	559,165	566,369	27,980					1,153,514
Grade 3 allowance	1,765	3,961	108					5,834
Grade 4 loan balance	992,118	1,583,721	28,333					2,604,172
Grade 4 allowance	8,920	27,145	287					36,352
Grade 5 (Special Mention) loan balance	33,940	41,215	190					75,345
Grade 5 allowance	1,110	2,495	6					3,611
Grade 6 (Substandard) loan balance	66,134	72,387	2,069					140,590
Grade 6 allowance	6,074	9,009	194					15,277
Grade 7 (Doubtful) loan balance	33	79	—					112
Grade 7 allowance	4	6	—					10
Consumer loans based on payment status:
Current loan balances				1,548,639	730,503	143,934	515,093	2,938,169
Current loans allowance				12,762	4,823	3,465	2,736	23,786
30 days past due loan balance				16,912	1,704	2,149	13,264	34,029
30 days past due allowance				2,078	494	866	473	3,911
60 days past due loan balance				5,728	1,087	1,550	5,339	13,704
60 days past due allowance				2,122	748	978	643	4,491
90+ days past due loan balance				3,308	538	2,112	13,429	19,387
90+ days past due allowance				2,097	602	1,804	660	5,163

Total loans	$1,896,310	$2,456,420	$67,594	$1,574,587	$733,832	$149,745	$547,125	$7,425,613

Total Allowance for Loan Losses	$18,627	$47,164	$615	$19,059	$6,667	$7,113	$4,512	$103,757

	At September 30, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Reviewed for Impairment Component:
Loan balance	$—	$55,001	$—	$—	$—	$—	$—	$55,001
Allowance	—	4,440	—	—	—	—	—	4,440
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,728	1,002	6,098					44,828
Grade 1 allowance	54	2	11					67
Grade 2 loan balance	207,990	143,842	3,328					355,160
Grade 2 allowance	822	563	16					1,401
Grade 3 loan balance	549,293	526,392	30,208					1,105,893
Grade 3 allowance	1,891	3,122	126					5,139
Grade 4 loan balance	1,014,680	1,544,917	27,543					2,587,140
Grade 4 allowance	11,468	25,669	320					37,457
Grade 5 (Special Mention) loan balance	49,059	59,922	1,222					110,203
Grade 5 allowance	2,067	3,554	47					5,668
Grade 6 (Substandard) loan balance	28,206	54,895	1,305					84,406
Grade 6 allowance	3,092	6,824	131					10,047
Grade 7 (Doubtful) loan balance	59	79	—					138
Grade 7 allowance	9	9	—					18
Consumer loans based on payment status:
Current loan balances				1,591,362	715,395	143,624	531,714	2,982,095
Current loans allowance				12,956	5,123	3,578	4,073	25,730
30 days past due loan balance				14,261	1,538	2,000	12,252	30,051
30 days past due allowance				1,675	482	817	631	3,605
60 days past due loan balance				4,576	759	975	4,379	10,689
60 days past due allowance				1,665	542	626	767	3,600
90+ days past due loan balance				3,282	195	1,580	10,931	15,988
90+ days past due allowance				2,045	219	1,386	1,185	4,835

Total loans	$1,887,015	$2,386,050	$69,704	$1,613,481	$717,887	$148,179	$559,276	$7,381,592

Total Allowance for Loan Losses	$19,403	$44,183	$651	$18,341	$6,366	$6,407	$6,656	$102,007

     Total charge-offs were $21.8 million for the quarter ended September 30, 2009, up $6.9 million, or 45.88%, from the year ago quarter. Criticized commercial assets (“individually impaired,” “special mention,” “substandard” and “doubtful”) increased $116.9 million and accounted for 8.84% of total commercial loans for the 2009 third quarter compared with criticized commercial asset levels of 5.80% at September 30, 2008, reflecting the continued stress in the national housing markets and specifically the residential construction portfolio. The homebuilder portfolio is examined name-by-name, account-by-account, revalued and rerated frequently. A new appraisal is ordered if the projected velocity and absorption are not being met from the most recent appraisal. Generally, the appraisals are less than one year old unless velocity and absorption values are affirmed with current performance. The carrying values are further discounted to reflect current liquidation value. This rigorous valuation and resulting rating adds some volatility to commercial construction asset class but give greater transparency.
     Commercial charge-offs were up $3.7 million over the prior year third quarter driven by one commercial credit. Loans past due 90 days on non accruing interest were up $5.6 million or 25.46% from the linked quarter ended June 30, 2009 and up $11.5 million, or 70.95%, from the year ago quarter ended September 30, 2008, reflecting the current deteriorating economic conditions in the retail portfolio.

Loans
     Total loans outstanding at September 30, 2009 were $7.0 billion compared to $7.4 billion at December 31, 2008 and $7.4 billion at September 30, 2008. The decline in the loan portfolio of $395.9 million, or 5.33% from December 31, 2008 reflects the current economic cycle in which business owners and consumers are retrenching on their demand for leverage and borrowing. Business customers continue their trend in inventory and receivable reduction and paying down existing debt to strengthen their balance sheets. Consumer customers are taking a similar approach with lower borrowing demand and increased usage of short-term savings products.

	As of	As of	As of
	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008

Commercial loans	$4,097,252	$$4,352,730	$4,273,065
Mortgage loans	481,336	547,125	559,276
Installment loans	1,481,200	1,574,587	1,613,481
Home equity loans	761,553	733,832	717,887
Credit card loans	147,767	149,745	148,179
Leases	60,540	67,594	69,704

Total loans	$7,029,648	$7,425,613	$7,381,592

     Expected cash flow and interest rate information for commercial loans is presented in the following table:

As of
September 30, 2009
(Dollars in thousands)
Due in one year or less	$1,752,470
Due after one year but within five years	1,970,643
Due after five years	374,139

Totals	$4,097,252

Due after one year with a predetermined fixed interest rate	$897,968
Due after one year with a floating interest rate	1,446,814

Totals	$2,344,782

      The Corporation did not originate higher risk loans such as option ARM products, high loan-to-value ratio mortgages or subprime loans. Accordingly, there is not a material impact to the results of operations from higher risk loan types.

     The following table summarizes the Corporation’s nonperforming assets:

	September 30,	December 31,	September 30,
	2009	2008	2008
	(Dollars in thousands)
Nonperforming commercial loans	$63,357	$40,195	$29,245
Other nonaccrual loans:	15,474	12,007	9,328

Total nonperforming loans	78,831	52,202	38,573
Other real estate (“ORE”)	10,050	5,324	4,918

Total nonperforming assets	$88,881	$57,526	$43,491

Loans past due 90 day or more accruing interest	$27,764	$23,928	$16,241

Total nonperforming assets as a percentage of total loans and ORE	1.26%	0.77%	0.59%

     The allowance for credit losses covers nonperforming loans by 153.27% at September 30, 2009 compared to 211.38% at December 31, 2008 and 281.28% at September 30, 2008. See Note 1 (Summary of Significant Accounting Policies) of the 2008 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2009	2009	2009	2008	2008

Nonaccrual commercial loans beginning of period	$48,563	$54,070	$40,195	$29,245	$26,702

Credit Actions:
New	24,491	7,259	22,912	18,217	7,504
Loan and lease losses	(3,886)	(5,951)	(1,950)	(1,146)	(2,440)
Charged down	(3,321)	(4,182)	(2,603)	(4,458)	(1,135)
Return to accruing status	(24)	(660)	(3,333)	(123)	(409)
Payments	(2,466)	(1,973)	(1,151)	(1,540)	(977)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$63,357	$48,563	$54,070	$40,195	$29,245

     Nonaccrual commercial loans have increased $14.8 million from the second quarter of 2009 and increased $34.1 million from the third quarter of 2008. Although the Corporation has experienced manageable credit stress within segments of our Commercial loan portfolios, the business climate in our markets continues to be challenging. Residential developers and homebuilders have been the most adversely affected. The significant decrease of home buyers due to a combination of the restriction of available credit and economic pressure impacting the consumer has negatively impacted this sub-segment of the portfolio. The Corporation participates in the U.S. Treasury Home Affordable Modification Program.
Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
     The following schedule illustrates the change in composition of the average balances of deposits and average rates paid for the noted periods.

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2009		December 31, 2008		September 30, 2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest DDA	$1,947,359	—	$1,530,021	—	$1,545,427	—
Interest-bearing DDA	647,712	0.08%	687,160	0.37%	678,803	0.35%
Savings and money market	2,916,980	0.78%	2,398,778	1.24%	2,373,995	1.16%
CDs and other time deposits	1,872,456	2.60%	2,801,623	3.78%	2,728,139	3.42%

Total customer deposits	7,384,507	0.98%	7,417,582	1.86%	7,326,364	1.68%

Securities sold under agreements to repurchase	1,087,875	0.47%	1,343,441	2.37%	1,504,011	2.18%
Wholesale borrowings	883,377	3.06%	663,109	4.16%	634,226	4.27%

Total funds	$9,355,759		$9,424,132		$9,464,601

     Total demand deposits increased as a percent of total average deposits from 35.14% in the 2009 third quarter compared to 30.36% in the third quarter 2008. Savings accounts, including money market products, made up 39.50% of average deposits in the 2009 third quarter compared to 32.40% in the third quarter 2008. Higher cost CDs made up 25.36% of average deposits in the third quarter 2009 and compared to 37.24% in the third quarter 2008. These results reflect the Corporation’s continued success in growing core deposit relationships and deemphasizing a reliance on higher-cost certificate of deposit accounts. The core deposit growth reflects the Corporation’s success in building a strong brand name in its core markets and capitalizing on market disruption in northeast Ohio.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 205 basis points compared to one year ago, or .42% for the quarter ended September 30, 2009 due to the drop in interest rates and the disruption in the capital markets.

     The following table summarizes scheduled maturities of CDs of $100,000 or more (“Jumbo CDs”) that were outstanding as of September 30, 2009:

Maturing in:	Amount
(In thousands)

Under 3 months	$252,281
3 to 6 months	92,656
6 to 12 months	73,748
Over 1 year through 3 years	60,187
Over 3 years	8,949

$487,821

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain capital in excess of well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at September 30, 2009 totaled $1.1 billion, compared to $937.8 million at December 31, 2008 and $926.0 million at September 30, 2008. The common dividend per share paid in the third quarter 2009 was $.16 per share as well as a $.13 per share dividend of common stock.
     During the quarter ended June 30, 2009, the Corporation exited from the CPP under TARP. See Note 7 (Earnings Per Share) for further detail.
Capital Availability
     During the second quarter of 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC pursuant to which the Corporation, from time to time, offered and sold shares of the Corporation’s common stock. Sales of the Common Shares were made by means of ordinary brokers’ transactions on the NASDAQ Global Select Market at market prices, in block transaction or as otherwise agreed with Credit Suisse. During the quarter ended June 30, 2009, 3.3 million shares were sold at an average market value net of broker’s fees of $18.36 per share. No shares were sold during the quarter ended September 30, 2009.
     As a result of current market disruptions, the availability of capital (principally to financial services companies) has become restricted. While the Corporation has been successful in raising additional capital, the cost of the capital was higher than the prevailing market rates prior to the market volatility. Management cannot predict when or if the markets will return to more favorable conditions.

Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 8.65% at September 30, 2009, compared to 7.27% at December 31, 2008, and 7.45% at September 30, 2008.
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
     To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. As of September 30, 2009, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

     The following table reflects the various measures of capital:

	September 30,		December 31,		September 30,
	2009		2008		2008
	(Dollars in thousands)
Consolidated
Total equity	$1,059,209	9.84%	$937,843	8.45%	$926,078	8.67%
Common equity	1,059,209	9.84%	937,843	8.45%	926,078	8.67%
Tangible common equity (a)	918,821	8.65%	797,195	7.27%	785,343	7.45%
Tier 1 capital (b)	945,620	11.43%	870,870	10.19%	865,983	10.30%
Total risk-based capital (c)	1,049,287	12.68%	1,007,679	11.80%	1,001,141	11.90%
Leverage (d)	945,620	9.06%	870,870	8.19%	865,983	8.28%

Bank Only
Total equity	$839,097	7.81%	$744,535	6.72%	$768,285	7.20%
Common equity	839,097	7.81%	744,535	6.72%	768,285	7.20%
Tangible common equity (a)	698,709	6.59%	603,887	5.52%	627,550	5.96%
Tier 1 capital (b)	810,149	9.81%	762,634	8.95%	793,311	9.45%
Total risk-based capital (c)	909,588	11.01%	895,703	10.51%	924,782	11.02%
Leverage (d)	810,149	7.77%	762,634	7.18%	793,311	7.60%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
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
     On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP. The Corporation issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of

$19.69 per share. On April 22, 2009, the Corporation repurchased all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock. On May 27, 2009, the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
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
     The interest rate risk position can be influenced by a number of factors other than changes in market interest rates, including economic conditions, the competitive environment within the Corporation’s markets, consumer preferences for specific loan and deposit products, and the level of interest rate exposure arising from reprice risk, option risk, and basis risk. Each of these types of risks is defined in the discussion of market risk management in the 2008 Form 10-K.
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

     Presented below is the Corporation’s interest rate risk profile as of September 30, 2009 and 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

September 30, 2009	*	0.47%	0.46%	0.02%
September 30, 2008	(3.06%)	1.44%	2.77%	4.14%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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

     Presented below is the Corporation’s EVE profile as of September 30, 2009 and 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

September 30, 2009	*	1.81%	(0.13%)	(0.44%)
September 30, 2008	(3.20%)	0.03%	(1.53%)	(3.49%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system, along with unencumbered, or unpledged, investment securities. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is also provided by unencumbered, or unpledged, investment securities that totaled $791.7 million at September 30, 2009.

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
     Funding Trends for the Quarter - During the three months ended September 30, 2009, lower cost core deposits increased by $194.5 million from the previous quarter. In aggregate, deposits decreased $179.9 million driven by a decline in higher cost CD balances. Securities sold under agreements to repurchase increased $280.5 million from June 30, 2009. Wholesale borrowings decreased $175.0 million from June 30, 2009. The Corporation’s loan to deposit ratio increased to 96.68% at September 30, 2009 from 95.89% at June 30, 2009.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended September 30, 2009, FirstMerit Bank paid $28.5 million in dividends to FirstMerit Corporation. As of September 30, 2009, FirstMerit Bank had an additional $55.5 million available to pay dividends without regulatory approval.
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
     The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Corporation, until the institution has repaid the Treasury. On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock. On May 27, 2009 the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.

(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the third quarter of 2009:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs (1)

Balance as of June 30, 2009				396,272

July 1, 2009 - July 31, 2009	9,036	$24.11	—	396,272
August 1, 2009 - August 31, 2009	3,302	20.95	—	396,272
September 1, 2009 - September 30, 2009	877	24.02	—	396,272

Balance as of September 30, 2009	13,215	$23.32	—	396,272

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

(2)	Reflects common shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (1) to this table during the third quarter of 2009.
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

October 30, 2009