Form 10-K
period 2009-12-31
FIRSTMERIT CORP /OH/
filed 2010-02-25
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-10161

(Exact name of registrant as specified in its charter)

Ohio	34-1339938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
III Cascade Plaza, 7 th Floor, Akron Ohio	44308
(Address of principal executive offices)	(Zip Code)
(330) 996-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,449,516,458 based on the closing sale price as reported on The NASDAQ Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2010
Common Stock, no par value	86,983,440 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 (Proxy Statement)	Part III

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on FirstMerit’s Common Stock against the cumulative return of the Nasdaq Banks Index, the Nasdaq Index and the S&P 500 Index for the period of five fiscal years commencing December 31, 2004 and ended December 31, 2009. The graph assumes that the value of the investment in FirstMerit Common Stock and each index was $100 on December 31, 2004 and that all dividends were reinvested.

	2004	2005	2006	2007	2008	2009
FMER	100.00	94.77	92.64	81.25	88.42	91.76
CBNK	100.00	95.67	111.40	89.54	70.55	58.97
Nasdaq	100.00	102.13	112.64	124.61	75.05	108.82
S&P 500	100.00	104.91	121.20	127.85	81.12	102.15

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2009, 2008 AND 2007
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

At December 31, 2009, FirstMerit Bank, N.A. (“FirstMerit Bank”), one of the Corporation’s principal subsidiaries, operated a network of 160 full service banking offices and 182 automated teller machines. Its offices span a total of 24 counties in Ohio, including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties, and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 599,216 households and businesses in the 16th largest consolidated metropolitan statistical area in the country (which combines the primary metropolitan statistical areas for Cleveland, Lorain/Elyria and Akron, Ohio). FirstMerit and its direct and indirect subsidiaries had approximately 2,495 employees at December 31, 2009.

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

Other services provided by FirstMerit Bank or its affiliates include automated banking programs, credit and debit cards, rental of safe deposit boxes, letters of credit, leasing, securities brokerage and life insurance products. FirstMerit Bank also operates a trust department, which offers wealth management and trust services. The majority of its customers are comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

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

FirstMerit Bank is the parent corporation of 19 wholly-owned subsidiaries a complete list of which is set forth in Exhibit 21 filed as an attachment to this Annual Report on Form 10-K. FirstMerit Mortgage Corporation, located in

Canton, Ohio, originates residential mortgage loans and provides mortgage loan servicing for itself and FirstMerit Bank. FirstMerit Equipment Finance Company, Inc. (f.k.a. FirstMerit Credit Services and FirstMerit Leasing) provides commercial lease financing and related services.

Bank subsidiaries FirstMerit Securities, Inc. and FirstMerit Financial Services, Inc. provide investment securities and annuities to customers. Securities trading has been a brokered program in conjunction with third-party providers since 1999; beginning January 14, 2010 FirstMerit is internalizing broker dealer services through the new FirstMerit Financial Services subsidiary, which will allow investment services and solutions to be provided locally while building operational efficiencies. In addition, FirstMerit Advisors, Inc. provides certain financial planning services to customers of FirstMerit Bank and other FirstMerit subsidiaries.

Two new subsidiaries, CPHCSub, LLC and CREPD, LLC, were opened in 2009 to hold distressed commercial and construction properties, received through the loan foreclosure process during this time of economic downturn. These properties are held as other real estate owned (OREO) while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $2.8 million and $1.2 million, respectively at December 31, 2009.

FirstMerit Bank is also the parent corporation of FirstMerit Insurance Group, Inc.; FirstMerit Insurance Agency, Inc., a life insurance and financial consulting firm an insurance agency licensed to sell life insurance products and annuities; FirstMerit Title Agency, Ltd., FirstMerit Mortgage Reinsurance Company, Inc., and FirstMerit Risk Management, Inc., a captive insurance subsidiary.

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

Under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. GLBA continues to change the competitive environment in which FirstMerit and its subsidiaries conduct business and thereby engage in broader activities than previously allowed for bank holding companies under the BHCA.

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

REGULATION AND SUPERVISION

Introduction

FirstMerit, its national banking subsidiary FirstMerit Bank, and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the federal deposit insurance fund and the banking system as a whole and not for the protection of security holders. This regulatory environment, among other things, may restrict FirstMerit’s ability to diversify into certain areas of financial services, acquire depository institutions in certain markets and pay dividends on its capital stock. It also may require FirstMerit to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

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

Nonbank Subsidiaries.  Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s investment advisory subsidiary and broker-dealer subsidiary are regulated by the SEC, the Financial Industry Regulatory Authority, and state securities regulators, which require education and licensing of advisors, require reporting and impose business conduct rules. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, which require education and licensing of agencies and individual agents, require reports and impose business conduct rules. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

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

Bank Holding Company Regulation

As a bank holding company, FirstMerit’s activities are subject to extensive regulation by the Federal Reserve Board. FirstMerit is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to examinations by the Federal Reserve Board.

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a bank holding company divest subsidiaries (including its subsidiary banks).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

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

The BHCA also governs interstate banking and restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit Bank and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board.

GLBA permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. FirstMerit has not elected to become a financial holding company.

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

Regulation of Nationally-Chartered Banks

As a national banking association, FirstMerit Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, FirstMerit Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. FirstMerit Bank is an insured institution as a member of the Deposit Insurance Fund. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by FirstMerit Bank is subject to prior approval of the OCC. The OCC has the authority to impose sanctions on FirstMerit Bank and, under certain circumstances, may place FirstMerit Bank into receivership.

Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

The Federal Reserve Board’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit’s capital ratios meet the requirements to be deemed “well capitalized” under the Federal Reserve Board’s guidelines.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. FirstMerit’s management believes that FirstMerit Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 20 to the consolidated financial statements.

The Federal Reserve Board may set capital requirements higher than the minimums described previously for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.

In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in July 2008, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework for banks that will not be subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules.

FirstMerit will not be required to implement Basel II. Until the final rules for the non-Basel II banks are adopted by the federal banking agencies, FirstMerit is unable to predict whether and when its subsidiary banks will adopt the new capital guidelines.

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of FirstMerit Bank, FirstMerit is subject to such provisions.

Deposit Insurance

Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

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

EESA and ARRA

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP and a warrant to purchase 952,260 FirstMerit common shares at an exercise price of $19.69 per share. The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including FirstMerit, until the institution has repaid the Treasury.

On April 22, 2009, FirstMerit completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and on May 27, 2009, FirstMerit completed the repurchase of the warrant held by the Treasury. FirstMerit is therefore no longer subject to the compensation and expenditure limits applicable to TARP recipients.

Corporate Governance

The Sarbanes-Oxley Act of 2002 effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to FirstMerit. FirstMerit’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, Corporate Governance and Nominating Committee Charter, and Code of Business Conduct and Ethics.

The Board of Directors reviews FirstMerit’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on FirstMerit’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

As directed by Section 302(a) of the Sarbanes-Oxley Act, FirstMerit’s chief executive officer and chief financial officer are each required to certify that FirstMerit’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of FirstMerit’s internal controls, they have made certain disclosures about FirstMerit’s internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in FirstMerit’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Future Legislation

Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of FirstMerit or any of its subsidiaries. With the enactment of EESA and ARRA and the current consideration of economic stimulus legislation by Congress, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Summary

To the extent that the previous information describes statutory and regulatory provisions applicable to FirstMerit or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to FirstMerit could have a material effect on the business of FirstMerit.

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

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

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

As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

•	Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Increased regulation of our industry, including heightened legal standards and regulatory requirements or expectations imposed in connection with the EESA and ARRA. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect our ability to market our products and services.

•	Further increases in FDIC insurance premiums due to the market developments which have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition.

The financial services industry is extensively regulated. FirstMerit Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a holding company, we also are subject to regulation and oversight by the Federal Reserve Board. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Substantial regulatory and legislation initiatives, including a comprehensive overhaul of the regulatory system in the United States, are possible in the years ahead. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.

In 2008 and continuing into 2009 and 2010, the Federal Reserve Board, Congress, the Treasury, the FDIC and others have taken numerous actions to address the current liquidity and credit crisis in the financial markets. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; and coordinated efforts to address liquidity and other weaknesses in the banking sector. There can be no assurance as to the actual impact that new legislation will have on the economy or financial markets. The failure of these programs to stabilize the financial markets could weaken public confidence in financial institutions and have a substantial and material adverse effect on our ability to attract and retain new customers.

Further, additional legislation or regulations may be adopted in the future that reduce the amount that our customers are required to pay under existing loan contracts or limit our ability to foreclose on collateral. For example, legislation has been proposed to give judges the ability to adjust the principal and interest payments on residential mortgages to allow homeowners to avoid foreclosure. There can be no assurance that future legislation will not significantly impact our ability to collect on our current loans or foreclose on collateral.

Additional information regarding regulation and supervision is included in the section captioned “Regulation and Supervision” in Item 1. Business.

Changes in economic and political conditions, particularly in Ohio, could adversely affect our earnings, cash flows and capital, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant continued decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations and cash flows.

We continue to experience difficult credit conditions in the markets in which we operate. It remains uncertain when the negative credit trends in our markets will reverse. As a result, our future earnings, cash flows and capital continue to be susceptible to further declining credit conditions in the markets in which we operate.

Increases in FDIC insurance premiums may have a material adverse affect on our earnings.

During 2008, there were higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $4.9 million.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total basis point assessment in effect on September 30, 2009, adjusted to assume a 5% annualized deposit growth rate; for the 2011 and 2012 periods the computation is adjusted by an additional 3 basis points increase in the assessment rate. The three-year prepayment for FirstMerit totaled $43.9 million, and will be expensed over three years.

In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.

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

The primary source of our income from which we pay dividends is the receipt of dividends from FirstMerit Bank, which is subject to regulatory restrictions on its payment of dividends.

The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation. FirstMerit’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our Common Shares. Our failure to pay dividends on our Common Shares could have a material adverse effect on the market price of our Common Shares. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates” in Item 1. Business.

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

We extend credit to a variety of customers based on internally set standards and the judgment of our loan officers and bank presidents. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.

We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities. Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.

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

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. We carry borrowings which contain embedded derivatives. These borrowing arrangements require that we deliver underlying securities to the counterparty as collateral. If market interest rates were to decline, we may be required to deliver more securities to the counterparty. We are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability.

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

We intend to continue pursuing a profitable growth strategy both within our existing markets and in new markets. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

We face risks with respect to future expansion.

We may acquire other financial institutions or parts of those institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger targets;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

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

In our market area, we encounter significant competition from other commercial banks, savings and loan associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.

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

We may be exposed to liability under non-solicitation agreements to which one or more of our employees may be a party to with certain of our competitors.

From time to time, we may hire employees who may be parties to non-solicitation or non-competition agreements with one or more of our competitors. Although we expect that all such employees will comply with the terms of their non-solicitation agreements, it is possible that if customers of our competitors choose to move their business to us, or employees of our competitor seek employment with us, even without any action on the part of any employee bound by any such agreement, that one or more of our competitors may choose to bring a claim against us and our employee.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of our business we collect, process, and retain sensitive and confidential client and customer information on behalf of FirstMerit and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by FirstMerit or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our organizational documents, state laws and regulated industry may discourage a third party from acquiring FirstMerit by means of a tender offer, proxy contest or otherwise.

Certain provisions of our amended and restated articles of incorporation and amended and restated code of regulations, certain laws of the State of Ohio, and certain aspects of the BHCA and other governing statutes and regulations, may have the effect of discouraging a tender offer or other takeover attempt not previously approved by our Board of Directors.

ITEM 2.	PROPERTIES

FirstMerit Corporation

FirstMerit’s executive offices and certain holding company operational facilities, totaling approximately 108,230 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio owned by FirstMerit Bank. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

The facilities owned or leased by FirstMerit and its subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 122,500 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 99 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 60 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the executive officers of FirstMerit as of December 31, 2009. Unless otherwise stated, each listed position was held on January 1, 2005.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Paul G. Greig	54	05/18/06	Chairman, President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; previously President and Chief Executive Officer of Charter One Bank-Illinois.
Terrence E. Bichsel	61	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
Kenneth Dorsett	55	09/10/07	Executive Vice President, Wealth Management Services since September 10, 2007; previously President and Chief Executive Officer of Everest Advisors, Inc.
David Goodall	44	11/19/09	Executive Vice President, Commercial Banking since November 11, 2009; previously was President and CEO of National City Business Credit, Inc.
Chistopher J. Maurer	60	01/01/94	Executive Vice President Human Resources since May 22, 1999.
William Richgels	59	05/01/07	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President & Senior Credit Officer of JPMorganChase.
Julie A. Grossi	46	02/09/07	Executive Vice President, Retail, since February 9, 2007; previously Senior Vice President, Washington Mutual.
Larry A. Shoff	53	09/01/99	Executive Vice President and Chief Technology Officer of FirstMerit and FirstMerit Bank.
Judith A. Steiner	47	05/14/90	Executive Vice President, Secretary and General Counsel of FirstMerit Corporation since July 1, 2008; previously Senior Vice President, Assistant Counsel, Assistant Secretary and AML/BSA Officer of FirstMerit Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FirstMerit’s common shares are quoted on The NASDAQ Stock Market under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)

			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-08	22.95	16.71	0.29	11.59
06-30-08	21.94	16.31	0.29	11.43
09-30-08	30.88	13.76	0.29	11.44
12-31-08	24.39	15.02	0.29	11.58
03-31-09	20.71	12.45	0.29	11.84
06-30-09	21.10	16.25	0.16	11.99
09-30-09	20.47	16.18	0.16	12.34
12-31-09	21.62	17.93	0.16	12.50

(1)	This table sets forth the high and low bid quotations and dividend rates for FirstMerit Corporation for each quarterly period presented. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not include retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

On February 6, 2010, there were approximately 7,870 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common shares during the fourth quarter of the 2009 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased(2)	Paid per Share	or Programs(1)	Plans or Programs(1)

Balance as of September 30, 2009				396,272
October 1, 2009 — October 31, 2009	27,711	$24.27	—	396,272
November 1, 2009 — November 30, 2009	3,807	21.90	—	396,272
December 1, 2009 — December 31, 2009	3,669	24.60	—	396,272

Balance as of December 31, 2009	35,187	$24.05	—	396,272

(1)	On January 19, 2006 the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (“the “Prior Repurchase Plan”). FirstMerit had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	Reflects 35,187 common shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (1) to this table during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)

Results of Operations
Interest income	$459,527	$553,826	$636,994	$603,841	$541,446
Conversion to fully-tax equivalent	6,869	5,976	5,494	2,919	2,621

Interest income*	466,396	559,802	642,488	606,760	544,067
Interest expense	110,763	197,637	299,448	263,468	192,451

Net interest income*	355,633	362,165	343,040	343,292	351,616
Provision for loan losses	98,433	58,603	30,835	76,112	43,820

Net interest income after provision for loan losses*	257,200	303,562	312,205	267,180	307,796
Other income	210,301	201,436	196,923	195,148	190,466
Other expenses	352,817	330,633	330,226	328,087	313,508

Income before federal income taxes*	114,684	174,365	178,902	134,241	184,754
Federal income taxes	25,645	48,904	50,381	36,376	51,650
Fully-tax equivalent adjustment	6,869	5,976	5,494	2,919	2,621

Federal income taxes*	32,514	54,880	55,875	39,295	54,271

Net income	$82,170	$119,485	$123,027	$94,946	$130,483

Per share:
Basic net income**	$0.90	$1.46	$1.51	$1.17	$1.54

Diluted net income**	$0.90	$1.46	$1.51	$1.16	$1.54

Cash dividends	$0.77	$1.16	$1.16	$1.14	$1.10
Performance Ratios
Return on total assets (“ROA”)	0.76%	1.13%	1.19%	0.94%	1.27%
Return on common shareholders’ equity (“ROE”)	8.09%	12.76%	14.05%	10.67%	13.50%
Net interest margin — tax-equivalent basis	3.58%	3.72%	3.62%	3.71%	3.73%
Efficiency ratio	62.95%	58.78%	61.12%	60.77%	57.88%
Book value per common share	$12.25	$11.58	$11.24	$10.56	$11.39
Average shareholders’ equity to total average assets	9.73%	8.87%	8.48%	8.79%	9.42%
Dividend payout ratio	85.56%	79.45%	76.82%	98.28%	71.43%
Balance Sheet Data
Total assets (at year end)	$10,539,902	$11,100,026	$10,400,666	$10,298,702	$10,161,317
Long-term debt (at year end)	740,105	1,344,195	203,755	213,821	300,663
Daily averages:
Total assets	$10,793,494	$10,549,442	$10,318,788	$10,130,015	$10,264,429
Earning assets	9,925,234	9,729,909	9,482,759	9,261,292	9,434,664
Deposits and other funds	9,475,734	9,424,132	9,252,166	9,072,820	9,139,578
Shareholders’ equity	1,049,925	936,088	875,526	889,929	966,726

*	Fully tax-equivalent basis

**	Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2009, 2008 AND 2007

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2009, 2008 and 2007. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this report. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

HIGHLIGHTS OF 2009 PERFORMANCE

Earnings Summary

FirstMerit Corporation reported fourth quarter 2009 net income of $14.5 million, or $0.17 per diluted share. This compares with $22.8 million, or $0.27 per diluted share, for the third quarter 2009 and $29.1 million, or $0.35 per diluted share, for the fourth quarter 2008. For the full year 2009, the Corporation reported net income of $82.2 million, or $0.90 per diluted share, compared with $119.5 million, or $1.46 per diluted share in 2008.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2009 were 5.38% and 0.54%, respectively, compared with 8.69% and 0.85%, respectively, for the third quarter 2009 and 12.47% and 1.08% for the fourth quarter 2008. ROE and ROA for the year ended December 31, 2009 were 8.09% and 0.76%, respectively, compared with 12.76% and 1.13%, respectively, for the year ended December 31, 2008.

On December 16, 2009, the FirstMerit Bank acquired $102.0 million in outstanding principal of asset based lending loans (“ABL loans”), as well as the staff to service and build new business, from First Bank Business Capital, Inc., (“FBBC”). FBBC is a wholly owned subsidiary of First Bank, a Missouri state chartered bank. This acquisition expands the Corporation’s market presence and asset based lending business into the Midwest.

Average loans during the fourth quarter of 2009 decreased $108.0 million, or 1.53%, compared with the third quarter of 2009 and also decreased $417.3 million, or 5.66%, compared with the fourth quarter of 2008. Decreases against the respective periods were due to a reduction in both consumer and commercial demand for borrowing. In the fourth quarter of 2009, average commercial loans decreased $46.9 million, or 1.14%, and $214.3 million, or 5.01%, compared with the third quarter of 2009 and fourth quarter of 2008, respectively. Average consumer loans decreased $62.3 million, or 2.15%, and $194.8 million, or 6.78%, over the same periods.

Average deposits were $7.4 billion during the fourth quarter of 2009, up $13.1 million, or 0.18%, compared with the third quarter of 2009, and a decrease of $275.0 million, or 3.58%, compared with the fourth quarter of 2008. For the fourth quarter 2009, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $344.1 million, or 6.24%, compared with the third quarter 2009 and $1.1 billion, or 21.98%, compared with the fourth quarter 2008. Core deposits represented 79.16% of total average deposits, compared with 74.64% for the third quarter 2009 and 62.57% for the fourth quarter 2008. The Corporation increased average core deposits for the ninth consecutive quarter. Strategic retail and business marketing campaigns, primarily focused on new Reality Checking and Savings deposit products, drove the continued growth which began in the fourth quarter of 2007.

Average investments increased $20.8 million, or 0.76%, compared with the third quarter of 2009 and $248.3 million, or 9.93% compared with the fourth quarter of 2008. The Corporation’s investment portfolio yield decreased in the fourth quarter of 2009, to 4.35%, compared with 4.51% in the third quarter of 2009, and decreased from 5.01% in the fourth quarter of 2008, reflective of the declining interest rate environment.

Net interest margin was 3.64% for the fourth quarter of 2009 compared with 3.61% for the third quarter of 2009 and 3.82% for the fourth quarter of 2008, marking a third consecutive quarter of net interest margin expansion. The Corporation’s success both migrating existing and attracting new depository accounts into its Reality Checking and Savings products continued to reduce funding costs and positively impact the net interest margin.

Net interest income on a fully tax-equivalent (“FTE”) basis was $89.2 million in the fourth quarter 2009 compared with $89.1 million in the third quarter of 2009 and $94.9 million in the fourth quarter of 2008. Declining average loan balances in the fourth quarter of 2009 compared with the third quarter of 2009 offset net interest margin expansion during the quarter.

Noninterest income net of securities transactions for the fourth quarter of 2009 was $50.8 million, an increase of $2.1 million, or 4.37%, from the third quarter of 2009 and a decrease of $0.5 million, or 0.09%, from the fourth quarter of 2008. In the fourth quarter of 2008 the Corporation recorded $5.8 million of other income from the sale of Class B Visa Inc. stock. Noninterest income net of securities transactions as a percentage of net revenue for the fourth quarter of 2009 was 36.28% compared with 35.32% for third quarter of 2009 and 35.07% for the fourth quarter of 2008. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2009 was $94.9 million, an increase of $10.7 million, or 12.74%, from the third quarter of 2009 and an increase of $6.6 million, or 7.53%, from the fourth quarter of 2008. The fourth quarter of 2009 noninterest expenses included $2.5 million of professional services related to due diligence and acquisition expense, $1.3 million provision for unfunded lending commitments and $3.9 million related to the discontinuation of hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans. For the fourth quarter of 2009, the efficiency ratio was 67.74%, compared with 61.05% for the third quarter of 2009 and 60.34% for the fourth quarter of 2008.

Net charge-offs totaled $31.2 million, or 1.79% of average loans, in the fourth quarter of 2009 compared with $18.8 million, or 1.05% of average loans, in the third quarter 2009 and $15.2 million, or 0.82% of average loans, in the fourth quarter of 2008.

Nonperforming assets totaled $101.0 million at December 31, 2009, an increase of $12.1 million, or 13.64%, compared with September 30, 2009. Nonperforming assets at December 31, 2009 represented 1.48% of period-end loans plus other real estate compared with 1.26% at September 30, 2009 and 0.77% million at December 31, 2008.

The allowance for loan losses totaled $115.1 million at December 31, 2009. At December 31, 2009, the allowance for loan losses was 1.68% of period-end loans compared with 1.66% at September 30, 2009 and 1.40% at December 31, 2008. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.77% at December 31, 2009 compared with 1.72% at September 30, 2009 and 1.49% at December 31, 2008. The allowance for credit losses to nonperforming loans was 131.82% at December 31, 2009, compared with 153.27% at September 30, 2009 and 211.38% at December 31, 2008.

The Corporation’s total assets at December 31, 2009 were $10.5 billion, a decrease of $222.9 million, or 2.07%, compared with September 30, 2009 and a decrease of $561.5 million, or 5.06%, compared with December 31, 2008. Commercial loans decreased $286.2 million, or 6.58% and installment loans decreased $149.2 million or 9.48%, compared with December 31, 2008, contributing to the majority of asset declines over the prior year period.

Total deposits were $7.5 billion at December 31, 2009, an increase of $244.5 million, or 3.36%, from September 30, 2009 and an increase of $81.9 million, or 1.08%, from December 31, 2008. Core deposits totaled $6.2 billion at December 31, 2009, an increase of $576.5 million, or 10.33%, from September 30, 2009 and an increase of $1.34 billion, or 27.80%, from December 31, 2008.

Shareholders’ equity was $1.08 billion at December 31, 2009, compared with $1.06 billion at September 30, 2009, and $937.8 million at December 31, 2008. The Corporation maintained a strong capital position as tangible common equity to assets was 8.89% at December 31, 2009, compared with 8.65% at September 30, 2009 and 7.27% at December 31, 2008. The common cash dividend per share paid in the fourth quarter 2009 was $0.16.

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

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

ASSETS
Cash and due from banks	$183,215			177,089			178,164
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,222,771	97,871	4.40%	1,985,026	94,260	4.75%	1,955,049	85,544	4.38%
Obligations of states and political subdivisions (tax exempt)	321,919	19,718	6.13%	294,724	17,910	6.08%	255,461	15,595	6.10%
Other securities and federal funds sold	204,272	8,394	4.11%	216,794	11,326	5.22%	244,749	17,127	7.00%

Total investment securities and federal funds sold	2,748,962	125,983	4.58%	2,496,544	123,496	4.95%	2,455,259	118,266	4.82%
Loans held for sale	19,289	1,032	5.35%	29,419	1,602	5.45%	56,036	3,050	5.44%
Loans	7,156,983	339,381	4.74%	7,203,946	434,704	6.03%	6,971,464	521,172	7.48%

Total earning assets	9,925,234	466,396	4.70%	9,729,909	559,802	5.75%	9,482,759	642,488	6.78%
Allowance for loan losses	(108,017)			(96,714)			(92,662)
Other assets	793,918			739,158			750,527

Total assets	$10,794,350			10,549,442			10,318,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$1,910,171	—	—	1,530,021	—	—	1,408,726	—	—
Demand — interest bearing	656,367	600	0.09%	687,160	2,514	0.37%	733,410	6,824	0.93%
Savings and money market accounts	2,886,842	23,472	0.81%	2,398,778	29,839	1.24%	2,266,070	54,166	2.39%
Certificates and other time deposits	2,056,208	54,610	2.66%	2,801,623	105,853	3.78%	3,045,715	146,559	4.81%

Total deposits	7,509,588	78,682	1.05%	7,417,582	138,206	1.86%	7,453,921	207,549	2.78%
Securities sold under agreements to repurchase	1,013,167	4,764	0.47%	1,343,441	31,857	2.37%	1,471,785	71,298	4.84%
Wholesale borrowings	952,979	27,317	2.87%	663,109	27,574	4.16%	326,460	20,601	6.31%

Total interest bearing liabilities	7,565,563	110,763	1.46%	7,894,111	197,637	2.50%	7,843,440	299,448	3.82%
Other liabilities	268,691			189,222			191,096
Shareholders’ equity	1,049,925			936,088			875,526

Total liabilities and shareholders’ equity	$10,794,350			10,549,442			10,318,788

Net yield on earning assets	$9,925,234	355,633	3.58%	9,729,909	362,165	3.72%	9,482,759	343,040	3.62%

Interest rate spread			3.24%			3.25%			2.96%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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

Net interest income for the year ended December 31, 2009 was $348.8 million compared to $356.2 million for year ended December 31, 2008 and $337.5 million for the year ended December 31, 2007. The $7.4 million decrease in net interest income occurred because the $94.3 million decrease in interest income was more than the $86.9 million decrease in interest expense during the same period. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a non-GAAP financial measure widely used by financial services corporations. The FTE adjustment for full year 2009 was $6.9 million compared with $6.0 million in 2008 and $5.5 million in 2007.

Net interest income presented on an FTE basis decreased $6.5 million or 1.80% to $355.6 million in 2009 compared to $362.2 million in 2008 and $343.0 million in 2007. The decrease from 2008 to 2009 occurred because the $93.4 million decrease in interest income was more than the $86.9 million decrease in interest expense during same period. The $19.1 million increase from 2008 to 2007 occurred because the $101.8 million decrease in interest expense was more than the $82.7 million decrease in interest income during same period. As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the decline in interest rates throughout the year.

The average yield on earning assets decreased 105 basis points from 5.75% in 2008 to 4.70% in 2009 decreasing interest income by $102.0 million. Higher outstanding balances on total average earning assets in 2009 caused interest income to increase $8.6 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $12.0 million, and lower rates earned on the securities decreased interest income by $9.5 million. Average loans outstanding, down from last year, decreased 2009 interest income by $3.4 million and lower yields earned on the loans, decreased 2009 loan interest income by $92.5 million. Similarly, the average yield on earning assets decreased 103 basis points from 6.78% in 2007 to 5.75% in 2008 decreasing interest income by $100.6 million. Higher outstanding balances on total average earning assets in 2008 caused interest income to increase $16.9 million from 2007 levels. At December 31, 2008 average balances for investment securities were up from the 2007 year increased interest income by $2.5 million, and higher rates earned on the securities also increased interest income by $2.7 million. Average loans outstanding, up from 2007 year, increased 2008 interest income by $16.9 million while lower yields earned on the loans also decreased 2008 loan interest $103.4 million.

The cost of funds for the year as a percentage of average earning assets decreased 91 basis points from 2.03% in 2008 to 1.12% in 2009. The cost of funds for the year as a percentage of average earning assets decreased 113 basis points from 3.16% in 2007 to 2.03% in 2008. As discussed in the deposits and wholesale borrowings section of management’s discussion and analysis of financial condition and operating results, the drop in interest rates was the primary factor in this decrease.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2009 and 2008			2008 and 2007
	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	( In thousands)

INTEREST INCOME
Investment securities and federal funds sold:
Taxable	$10,292	(9,613)	679	138	2,777	2,915
Tax-exempt	1,665	143	1,808	2,386	(71)	2,315
Loans held for sale	(542)	(28)	(570)	(1,449)	1	(1,448)
Loans	(2,816)	(92,507)	(95,323)	16,886	(103,354)	(86,468)

Total interest income	8,599	(102,005)	(93,406)	17,961	(100,647)	(82,686)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	(108)	(1,806)	(1,914)	(405)	(3,905)	(4,310)
Savings and money market accounts	5,293	(11,660)	(6,367)	3,007	(27,334)	(24,327)
Certificates and other time deposits (“CDs”)	(24,211)	(27,032)	(51,243)	(11,060)	(29,646)	(40,706)
Securities sold under agreements to repurchase	(6,358)	(20,735)	(27,093)	(5,754)	(33,687)	(39,441)
Wholesale borrowings	9,865	(10,122)	(257)	15,799	(8,826)	6,973

Total interest expense	(15,519)	(71,355)	(86,874)	1,587	(103,398)	(101,811)

Net interest income	$24,118	(30,650)	(6,532)	16,374	2,751	19,125

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.

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

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net interest income	$348,764	356,189	337,546
Tax equivalent adjustment	6,869	5,976	5,494

Net interest income — FTE	$355,633	362,165	343,040

Average earning assets	$9,925,234	9,729,909	9,482,759

Net interest margin	3.58%	3.72%	3.62%

As discussed in the previous section, the decrease in the net interest margin during 2009 was a result of lack of loan demand and lower interest rates. The increase in 2008 over 2007 was primarily a result of the drop in interest rates and the increase in core deposits.

Other Income

Excluding investment securities gains, other income totaled $204.3 million in 2009 an increase of $5.0 million or 2.49% from 2008 and an increase of $8.5 million or 4.32% from 2007. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 36.48% compared to 35.50% in 2008. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year ended December 31,
	2009	2008	2007
	(In thousands)

Trust department income	$20,683	22,127	23,245
Service charges on deposits	63,366	62,862	67,374
Credit card fees	46,512	47,054	46,502
ATM and other service fees	11,110	10,894	12,621
Bank owned life insurance income	13,740	12,008	13,476
Investment services and life insurance	10,008	10,503	11,241
Investment securities gains, net	6,037	2,126	1,123
Loan sales and servicing income	12,954	6,940	10,311
Gain on Visa Inc.	—	13,666	—
Gain on post medical retirement curtailment	9,543	—	—
Other operating income	16,348	13,256	11,030

	$210,301	201,436	196,923

Trust department income decreased by 6.53%, down $1.4 million in 2009 after an increase of 4.81%, or $1.1 million in 2008 over 2007. Service charges on deposits increased by $0.5 million or 0.80% in 2009, and were down $4.5 million or 6.70% in 2008 versus 2007. The decrease in service charges on deposits during both years is due primarily to changes in customer behavior whereby they maintain higher balances in order to avoid being charged fees as well as new product initiatives that do not charge fees. Credit card fees decreased $0.5 million or 1.15% in 2009, and $0.6 million or 1.19% in 2008 over 2007 primarily due to decreasing volumes. ATM and other service charge fees have increased $0.2 million or 1.98% in 2009; this increase was volume driven. Bank owned life insurance income increased $1.7 million or 14.42% compared to 2008 which was up primarily due to death proceeds. Investment services and insurance income decreased $0.5 million in 2009 after a decrease of $0.7 in 2008 over 2007. During 2009, investment securities were sold for a gain of $3.9 million up 183.96% from 2008. Loan sales and servicing income increased $6.0 million or 86.66% in 2009 after a decrease of $3.4 million or 32.69% in 2008 over 2007. This increase was primarily attributable to mortgage modifications. During the first quarter of 2009, the Corporation recorded $9.5 million due to the curtailment of the postretirement medical plan for active employees. During the fourth quarter of 2008, the Corporation recorded $5.8 million from the sale of Class B Visa, Inc stock. This followed a $7.9 million gain from the partial redemption of the shares in the first quarter of 2008. During the first quarter of 2007 $4.1 million of net gains were recorded from the commercial loan sale more fully described in the Asset Quality section of this report.

Federal Income Taxes

Federal income tax expense totaled $25.6 million in 2009 compared to $48.9 million in 2008 and $50.4 million in 2007. The effective federal income tax rate for the year ended December 31, 2009 was 23.79%, compared to 29.04% and 29.05% for the year ended December 31, 2008 and 2007, respectively. Tax reserves have been specifically estimated for potential at-risk items in accordance with ASC 740, Income Taxes. Further federal income tax information is contained in Note 11 (Federal Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $352.8 million in 2009 compared to $330.6 million in 2008 and $330.2 million in 2007, an increase of $22.2 million or 6.71% over 2008 and an increase of $22.6 million or 6.84% over 2007.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Salaries and wages	$132,643	$133,091	$126,689
Pension and employee benefits	43,263	46,372	43,768
Net occupancy expense	24,099	24,649	25,679
Equipment expense	24,301	24,137	25,401
Taxes, other than federal income taxes	6,496	6,580	6,575
Stationery, supplies and postage	8,907	9,372	9,436
Bankcard, loan processing, and other costs	31,467	29,456	29,781
Advertising	7,003	9,494	9,001
Professional services	16,414	11,695	15,865
Telephone	4,060	3,947	4,362
Amortization of intangibles	347	573	889
Hedge termination	3,877	—	—
Other operating expense	49,940	31,267	32,780

	$352,817	$330,633	$330,226

Salaries and wages were $132.6 million in 2009, a decrease of $0.4 million or 0.34% over 2008. There was an increase in salaries and wages in from 2007 to 2008 of $6.4 million or 5.05%. Increases generally reflect the annual employee merit increases which were offset by decrease in headcount. Pension and employee benefits were $43.3 million in 2009, a decrease of $3.1 million or 6.70% from 2008, primarily due to the reduction in the ongoing expense resulting from the curtailment of the postretirement medical plan for active employees. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the changes in pension and postretirement medical expenses. Professional services expenses increased $4.7 million or 40.35% in 2009 over 2008 due in part to an increase in acquisition due diligence activity. During 2008, the economic environment caused higher levels of bank failures which dramatically increased FDIC resolution costs. The FDIC significantly increased assessments during 2009 which resulted in additional FDIC insurance expense of $15.2 million over 2008 which is recorded in other operating expense.

Also included in other expense is $3.9 million related to the discontinuation of hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans. In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter. In addition, this portfolio of interest rate swaps was terminated in January 2010.

The efficiency ratio for 2009 was 62.95%, compared to 58.78% in 2008 and 61.12% in 2007. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during 2009, 62.95 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

FINANCIAL CONDITION

Investment Securities

At December 31, 2009, the securities portfolio totaled $2.7 billion; $50.7 million of that amount was held-to-maturity securities and the remainder was securities available-for-sale. In comparison, as of December 31, 2008, the total portfolio was $2.8 billion, including $30.3 million of held-to-maturity securities and $2.6 billion of securities available-for-sale.

Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities (“MBSs”). Held-to-maturity securities consist principally of securities issued by state and political subdivisions. Other investments include Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.

Net unrealized gains were $55.1 million at December 31, 2009, compared to $1.2 million at December 31, 2008. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.

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

Gross unrealized losses of $21.6 million as of December 31, 2009, compared to $38.3 million at December 31, 2008 were concentrated within trust preferred securities held in portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.

Loans

Total loans outstanding at year-end 2009 decreased 6.76% to $6.9 billion compared to one year ago, at $7.4 billion.

The following tables breakdown outstanding loans by category and provide a maturity summary of commercial loans.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Commercial loans	$4,066,522	$4,352,730	$3,906,448	$3,694,121	$3,519,483
Mortgage loans	463,416	547,125	577,219	608,008	628,581
Installment loans	1,425,373	1,574,587	1,598,832	1,619,747	1,524,355
Home equity loans	753,112	733,832	691,922	731,473	778,697
Credit card loans	153,525	149,745	153,732	147,553	145,592
Leases	61,541	67,594	73,733	77,971	70,619

Total loans	6,923,489	7,425,613	7,001,886	6,878,873	6,667,327
Less allowance for loan losses	115,092	103,757	94,205	91,342	90,661

Net loans	$6,808,397	$7,321,856	$6,907,681	$6,787,531	$6,576,666

	At December 31, 2009
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
	(In thousands)

Due in one year or less	$1,702,790	$167,303	$457,276	$298,097	$101,913	$30,922
Due after one year but within five years	2,014,726	224,655	800,186	385,933	51,612	29,794
Due after five years	349,006	71,458	167,911	69,082	—	825

Total	$4,066,522	$463,416	$1,425,373	$753,112	$153,525	$61,541

Loans due after one year with interest at a predetermined fixed rate	$868,658	133,085	962,649	21,234	13,524	30,619
Loans due after one year with interest at a floating rate	1,495,074	163,028	5,448	433,781	38,088	—

Total	$2,363,732	$296,113	$968,097	$455,015	$51,612	$30,619

Consistent with the slowdown of the manufacturing-based economy in Northeast Ohio commercial loans decreased 6.58% in 2009 but increased 11.42% in 2008. The 2009 decrease was partially mitigated by the ABL Loans acquired from First Bank Business Capital, Inc. Single-family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio. Low interest rates during 2009 resulted in an increase in mortgage loan originations; however, due to the downturn in the housing market there was an overall decrease of 15.30% in balances retained in portfolio.

Outstanding home equity loan balances increased $19.3 million or 2.63% from December 31, 2008 and installment loans decreased $149.2 million or 9.48% reflecting the on-going economic downturn. Credit card loans were up $3.8 million or 2.52% from December 31, 2008.

There is no predominant concentration of loans in any particular industry or group of industries. Most of the Corporation’s business activity is with customers located within the state of Ohio.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 and 4 to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices.

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

At December 31, 2009 the allowance for loan losses was $115.1 million or 1.68% of loans outstanding, compared to $103.8 million or 1.40% at year-end 2008. The allowance equaled 125.55% of nonperforming loans at year-end 2009 compared to 198.76% at year-end 2008. During 2008 additional reserves were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $19.1 million at year-end 2009 and $18.3 million at year-end 2008. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2009. Nonperforming loans have increased by $43.4 million over December 31, 2008 primarily attributable to the declining economic conditions.

As required by current accounting guidance, the acquired ABL loans from FBBC were recorded at fair value as of the date of acquisition, with no carryover of related allowances. The determination of the fair value of the ABL loans resulted in a write-down in the value of the loans, which was assigned to an accretable balance with the accretable balance being recognized as interest income over the remaining term of the loan. Because acquired loans are required to be accounted for at fair value on the date of acquisition, Management believes that asset quality measures excluding the acquired ABL loans are generally more meaningful. Therefore, the asset quality ratios included herein exclude these acquired ABL loans.

Net charge-offs were $87.1 million in 2009 compared to $49.1 million in 2008 and $28.0 million (including the loans held for sale) in 2007. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 1.22% in 2009, 0.68% in 2008 and 0.40% in 2007. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at December 31, 2009, 2008 and 2007 was $5.8 million, $6.6 million and $7.4 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $120.8 million at year-end 2009, $110.3 million at year-end 2008 and $101.6 million at year-end 2007.

Allowance for Credit Losses

	For the year ended December 31,
	2009	2008	2007
	( In thousands)

Allowance for loan losses, beginning of period	$103,757	$94,205	$91,342
Net charge-offs	(87,098)	(49,051)	(27,972)
Provision for loan losses	98,433	58,603	30,835

Allowance for loan losses, end of period	$115,092	$103,757	$94,205

Reserve for unfunded lending commitments, beginning of period	$6,588	$7,394	$6,294
Provision for credit losses	(837)	(806)	1,100

Reserve for unfunded lending commitments, end of period	$5,751	$6,588	$7,394

Allowance for credit losses	$120,843	$110,345	$101,599

The following tables display the components of the allowance for loan losses at December 31, 2009, 2008 and 2007.

	At December 31, 2009
	Loan Type
Allowance for Loan	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
				(In thousands)

Individually Impaired Loan Component:
Loan balance	$17,480	$50,345	$—	$—	$—	$—	$—	$67,825
Allowance	3,678	6,849	—	—	—	—	—	10,527
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	75,598	1,178	7,441					84,217
Grade 1 allowance	47	—	6					53
Grade 2 loan balance	59,946	74,839	67					134,852
Grade 2 allowance	52	88	—					140
Grade 3 loan balance	316,535	517,338	15,246					849,119
Grade 3 allowance	579	1,137	36					1,752
Grade 4 loan balance	1,030,872	1,647,918	38,179					2,716,969
Grade 4 allowance	8,666	16,306	257					25,229
Grade 5 (Special Mention) loan balance	42,066	40,748	30					82,844
Grade 5 allowance	1,224	1,873	1					3,098
Grade 6 (Substandard) loan balance	83,884	107,635	578					192,097
Grade 6 allowance	7,616	12,558	53					20,227
Grade 7 (Doubtful) loan balance	68	72	—					140
Grade 7 allowance	1	3	—					4
Consumer loans based on payment status:
Current loan balances				1,396,198	748,207	146,906	428,150	2,719,461
Current loans allowance				18,038	5,829	8,106	3,304	35,277
30 days past due loan balance				18,057	2,306	2,245	13,515	36,123
30 days past due allowance				2,813	677	1,178	571	5,239
60 days past due loan balance				5,919	1,678	1,622	4,301	13,520
60 days past due allowance				2,461	1,081	1,217	617	5,376
90+ days past due loan balance				5,199	921	2,752	17,450	26,322
90+ days past due allowance				3,458	912	2,618	1,182	8,170

Total loans	$1,626,449	$2,440,073	$61,541	$1,425,373	$753,112	$153,525	$463,416	$6,923,489

Total Allowance for Loan Losses	$21,863	$38,814	$353	$26,770	$8,499	$13,119	$5,674	$115,092

	At December 31, 2008
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$8,438	$45,220	$—	$—	$—	$—	$—	$53,658
Allowance	48	3,924	—	—	—	—	—	3,972
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,316	9,030	5,976					52,322
Grade 1 allowance	42	18	8					68
Grade 2 loan balance	199,166	138,399	3,046					340,611
Grade 2 allowance	664	606	12					1,282
Grade 3 loan balance	559,165	566,369	27,980					1,153,514
Grade 3 allowance	1,765	3,961	108					5,834
Grade 4 loan balance	992,118	1,583,721	28,333					2,604,172
Grade 4 allowance	8,920	27,145	287					36,352
Grade 5 (Special Mention) loan balance	33,940	41,215	190					75,345
Grade 5 allowance	1,110	2,495	6					3,611
Grade 6 (Substandard) loan balance	66,134	72,387	2,069					140,590
Grade 6 allowance	6,074	9,009	194					15,277
Grade 7 (Doubtful) loan balance	33	79	—					112
Grade 7 allowance	4	6	—					10
Consumer loans based on payment status:
Current loan balances				1,548,639	730,503	143,934	515,093	2,938,169
Current loans allowance				12,762	4,823	3,465	2,736	23,786
30 days past due loan balance				16,912	1,704	2,149	13,264	34,029
30 days past due allowance				2,078	494	866	473	3,911
60 days past due loan balance				5,728	1,087	1,550	5,339	13,704
60 days past due allowance				2,122	748	978	643	4,491
90+ days past due loan balance				3,308	538	2,112	13,429	19,387
90+ days past due allowance				2,097	602	1,804	660	5,163

Total loans	$1,896,310	$2,456,420	$67,594	$1,574,587	$733,832	$149,745	$547,125	$7,425,613

Total Allowance for Loan Losses	$18,627	$47,164	$615	$19,059	$6,667	$7,113	$4,512	$103,757

	At December 31, 2007
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
	(In thousands)

Individually Impaired Loan Component:
Loan balance	$1,869	$14,684	$—	$—	$—	$—	$—	$16,553
Allowance	773	2,001	—	—	—	—	—	2,774
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	30,427	95	3,746					34,268
Grade 1 allowance	59	—	9					68
Grade 2 loan balance	198,519	141,719	4,546					344,784
Grade 2 allowance	951	679	26					1,656
Grade 3 loan balance	460,212	481,951	31,517					973,680
Grade 3 allowance	2,121	3,597	174					5,892
Grade 4 loan balance	884,174	1,489,622	32,365					2,406,161
Grade 4 allowance	13,311	21,525	570					35,406
Grade 5 (Special Mention) loan balance	64,965	86,654	1,453					153,072
Grade 5 allowance	4,015	4,339	85					8,439
Grade 6 (Substandard) loan balance	29,219	22,012	84					51,315
Grade 6 allowance	4,250	2,709	12					6,971
Grade 7 (Doubtful) loan balance	125	201	—					326
Grade 7 allowance	29	29	—					58
Consumer loans based on payment status:
Current loan balances			22	1,577,443	689,248	149,229	551,626	2,967,568
Current loans allowance			—	11,702	3,692	3,531	3,831	22,756
30 days past due loan balance			—	14,526	1,207	1,803	13,261	30,797
30 days past due allowance			—	1,387	254	689	610	2,940
60 days past due loan balance			—	3,934	821	1,094	2,849	8,698
60 days past due allowance			—	1,145	403	680	432	2,660
90+ days past due loan balance			—	2,929	646	1,606	9,483	14,664
90+ days past due allowance			—	1,455	526	1,402	1,202	4,585

Total loans	$1,669,510	$2,236,938	$73,733	$1,598,832	$691,922	$153,732	$577,219	$7,001,886

Total Allowance for Loan Losses	$25,509	$34,879	$876	$15,689	$4,875	$6,302	$6,075	$94,205

A five-year summary of activity follows:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses at January 1,	$103,757	$94,205	$91,342	$90,661	$97,296
Loans charged off:
Commercial	39,685	16,318	7,856	32,628	19,349
Mortgage	4,960	4,696	5,026	1,670	1,721
Installment	31,622	24,740	18,343	20,682	29,307
Home equity	7,200	4,153	4,151	3,847	4,340
Credit cards	13,558	9,821	8,497	8,294	11,320
Leases	97	26	41	3,607	3,068
Overdrafts	2,591	2,634	234	—	—

Total	99,713	62,388	44,148	70,728	69,105

Recoveries:
Commercial	890	2,388	4,351	3,734	4,166
Mortgage	270	76	44	142	190
Installment	8,329	7,071	8,021	10,340	9,495
Home equity	494	851	1,265	1,293	1,302
Credit cards	1,710	1,831	1,842	2,123	2,348
Manufactured housing	171	247	323	451	710
Leases	57	104	286	303	439
Overdrafts	694	769	44	—	—

Total	12,615	13,337	16,176	18,386	18,650

Net charge-offs	87,098	49,051	27,972	52,342	50,455

Allowance related to loans held for sale/sold	—	—	—	(23,089)	—
Provision for loan losses	98,433	58,603	30,835	76,112	43,820

Allowance for loan losses at December 31,	$115,092	$103,757	$94,205	$91,342	$90,661

Average loans outstanding	$7,156,983	$7,203,946	$6,971,464	$6,798,338	$6,610,509

Ratio to average loans:*
Net charge-offs	1.22%	0.68%	0.40%	0.77%	0.76%
Net charge-offs and allowance related to loans held for sale/ sold	1.22%	0.68%	0.40%	1.11%	0.76%
Provision for loan losses	1.38%	0.81%	0.44%	1.12%	0.66%

Loans outstanding at end of year	$6,923,489	$7,425,613	$7,001,886	$6,878,873	$6,681,243

Allowance for loan losses:*
As a percent of loans outstanding at end of year	1.68%	1.40%	1.35%	1.33%	1.36%

As a multiple of net charge-offs	1.32	2.12	3.37	1.75	1.80

As a multiple of net charge-offs and allowance related to loans sold	1.32	2.12	3.37	1.21	1.80

*	The net carrying value of the acquired ABL loans from FBBC was $88.1 million at December 31, 2009 and was excluded from the ratios of the Corporation’s allowance for loan and credit losses. The ABL loans were acquired and recorded at fair value on December 16, 2009.

Asset Quality

Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 and 4 to the consolidated financial statements, provide detailed information regarding the Corporation’s credit policies and practices.

The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Nonperforming Loans:
Nonaccrual	$91,672	$52,202	$31,433	$54,362	$62,262
ORE	9,329	5,324	5,829	9,815	9,995

Total nonperforming assets	$101,001	$57,526	$37,262	$64,177	$72,257

Loans past due 90 days or more accruing interest	$35,025	$23,928	$11,702	$16,860	$17,931

Total nonperforming assets as a percentage of total loans and ORE*	1.48%	0.77%	0.53%	0.93%	1.08%

*	The net carrying value of the acquired ABL loans from FBBC was $88.1 million at December 31, 2009 and was excluded from the ratios of the Corporation’s allowance for loan and credit losses. The ABL loans were acquired and recorded at fair value on December 16, 2009.

During 2009 the economic conditions in our markets continued to be challenging. Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyer resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. The Corporation executed a comprehensive review of pass grade commercial loans (greater than $250 thousand) corporate-wide utilizing a more conservative interpretation of defined weakness. The review, coordinated by Loan Review, resulted in covering over 71% of the commercial portfolio. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment. These conditions have resulted in increases in bankruptcies as well as charge offs. Commercial nonperforming loans increased $33.8 million while criticized loans increased $73.2 million from December 31, 2008.

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

In 2009 nonperforming assets, other real estate includes $1.0 million of vacant land no longer considered for branch expansion and in 2008 other real estate includes $1.1 million of vacant land no longer considered for branch expansion and executive relocation properties both of which are not related to loan portfolios.

During 2009 and 2008, total nonperforming loans earned $51.8 thousand and $36.7 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, they would have earned $5.5 million and $2.7 million in interest income for the years ended December 31, 2009 and 2008, respectively.

In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem commercial loans (classified as substandard and doubtful) totaling $260.1 million at year-end 2009 and $194.4 million at year-end 2008. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
	(In thousands)

Nonaccrual commercial loans beginning of period	$63,357	$48,563	$54,070	$40,195	$29,245
Credit Actions:
New	34,612	24,491	7,259	22,912	18,217
Loan and lease losses	(5,272)	(3,886)	(5,951)	(1,950)	(1,146)
Charged down	(12,710)	(3,321)	(4,182)	(2,603)	(4,458)
Return to accruing status	(478)	(24)	(660)	(3,333)	(123)
Payments	(5,476)	(2,466)	(1,973)	(1,151)	(1,540)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$74,033	$63,357	$48,563	$54,070	$40,195

Nonaccrual commercial loans have increased $33.8 million since December 31, 2008.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2009 totaled $7.5 billion compared to $7.4 billion in 2008. Increases in non-interest bearing and interest bearing demand accounts reflect a shift in customer preference for liquidity.

The following ratios and table provide additional information about the change in the mix of customer deposits.

	At December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits- noninterest-bearing	$1,910,171	—	$1,530,021	—	$1,408,726	—
Demand deposits- interest-bearing	656,367	0.09%	687,160	0.37%	733,410	0.93%
Savings and money market accounts	2,886,842	0.81%	2,398,778	1.24%	2,266,070	2.39%
Certificates and other time deposits	2,056,208	2.66%	2,801,623	3.78%	3,045,715	4.81%

Total customer deposits	7,509,588	1.05%	7,417,582	1.86%	7,453,921	2.78%
Securities sold under agreements to repurchase	1,013,167	0.47%	1,343,441	2.37%	1,471,785	4.84%
Wholesale borrowings	952,979	2.87%	663,109	4.16%	326,460	6.31%

Total funds	$9,475,734		$9,424,132		$9,252,166

Total average demand deposits comprised 34.18% of average deposits in 2009 compared to 29.89% in 2008 and 28.74% in 2007. Savings accounts, including money market products, made up 38.44% of average deposits in 2009 compared to 32.34% in 2008 and 30.40% in 2007. CDs made up 27.38% of average deposits in 2009, 37.77% in 2008 and 40.86% in 2007.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 104 basis points compared to one year ago, or 1.46% in 2009 due to a drop in interest rates and the disruption in the capital markets.

The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2009, by time remaining until maturity.

Time until maturity:	Amount
(In thousands)

Under 3 months	$137,363
3 to 6 months	74,242
6 to 12 months	104,539
Over 12 months	46,165

$362,309

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity

Shareholders’ equity was $1,065.6 million at December 31, 2009, compared with $937.8 million at December 31, 2008. As of December 31, 2009, the annual common share dividend was $0.77. The market price ranges of the Corporation’s common shares, and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities of this Report.

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

On May 6, 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which the Corporation, from time to time, may offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions, or as otherwise agreed with Credit Suisse. At

December 31, 2009, the Corporation had sold 4.3 million shares with an average value of $18.98 per share and has authorization to raise an additional $19.0 million through this program.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 8.89% at December 31, 2009, compared with 7.27% at December 31, 2008.

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

To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier I capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. At year-end 2009 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2009		2008		2007
	(Dollars in thousands)

Consolidated
Total equity	$1,065,627	10.11%	$937,843	8.45%	$916,977	8.82%
Common equity	1,065,627	10.11%	937,843	8.45%	916,977	8.82%
Tangible common equity(a)	924,871	8.89%	797,195	7.27%	775,755	7.56%
Tier 1 capital(b)	971,013	12.09%	870,870	10.19%	840,290	10.37%
Total risk-based capital(c)	1,071,682	13.34%	1,007,679	11.80%	1,001,539	12.36%
Leverage(d)	971,013	9.39%	870,870	8.19%	840,290	8.24%

	At December 31,
	2009		2008		2007

Bank Only
Total equity	$946,626	9.00%	$744,535	6.72%	$737,395	7.10%
Common equity	946,626	9.00%	744,535	6.72%	737,395	7.10%
Tangible common equity(a)	806,223	7.77%	603,887	5.52%	596,173	5.82%
Tier 1 capital(b)	826,517	10.31%	762,634	8.95%	746,083	9.23%
Total risk-based capital(c)	922,919	11.51%	895,703	10.51%	903,894	11.18%
Leverage(d)	826,517	8.00%	762,634	7.18%	746,083	7.33%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.

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

Presented below is the Corporation’s interest rate risk profile as of December 31, 2009:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2009	*	1.07%	1.56%	1.64%
December 31, 2008	*	1.77%	3.10%	4.01%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

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

Economic value of equity modeling.  The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of December 31, 2009 and 2008:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	− 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points

December 31, 2009	*	3.00%	2.80%	3.22%
December 31, 2008	*	2.05%	0.91%	(0.84%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

Management takes corrective action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis.  The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $133.4 million. Focusing on estimated repricing activity within one year, the Corporation was in a liability sensitive position at December 31, 2009 as illustrated in the following table.

	1-30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)

Interest Earning Assets:
Loans and leases	$3,625,610	$128,626	$123,597	$319,973	$693,221	$2,049,290	$6,940,317
Investment securities and federal funds sold	135,748	88,298	198,121	187,472	351,804	1,783,395	2,744,838

Total Interest Earning Assets	$3,761,358	$216,924	$321,718	$507,445	$1,045,025	$3,832,685	$9,685,155

Interest Bearing Liabilities:
Demand — interest bearing	677,448	—	—	—	—	—	677,448
Savings and money market accounts	2,265,609	135,824	325,552	39,356	—	641,768	3,408,109
Certificate and other time deposits	270,799	121,780	108,669	298,023	366,255	194,792	1,360,318
Securities sold under agreements to repurchase	896,345	—	—	50,000	25,000	25,000	996,345
Wholesale borrowings	25,000	60,000	25,000	180,701	115,000	334,404	740,105

Total Interest Bearing Liabilities	$4,135,201	$317,604	$459,221	$568,080	$506,255	$1,195,964	$7,182,325

Total GAP	$(373,843)	$(100,680)	$(137,503)	$(60,635)	$538,770	$2,636,721	$2,502,830

Cumulative GAP	$(373,843)	$(474,523)	$(612,026)	$(672,661)	$(133,891)	$2,502,830

Management of interest rate exposure.  Management uses the results of its various simulation analyses to formulate strategies to achieve desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 1 (Summary of Significant Accounting Policies) and Note 17 (Derivatives and Hedging Activities) to the consolidated financial statements.

Liquidity Risk Management

Liquidity risk is the possibility of the Corporation being unable to meet current and future financial obligations as they come due at a reasonable cost. Liquidity is managed to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Corporation considers core earnings, strong capital ratios and credit quality essential for maintaining high credit ratings, which allow the Corporation cost-effective access to market-based liquidity. The Corporation relies on a large, stable core deposit base and a diversified base of wholesale funding sources to manage liquidity risk.

The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months and identifying sources and uses of funds. Liquidity measures are reported monthly to ALCO and the Board of Directors in accordance with policies approved by the Board of Directors. The Treasury Group also prepares a contingency funding plan that assesses liquidity needs that may arise from certain stress events. Furthermore, the company adopted a cash flow measurement approach to liquidity management in 2009 and models the demand and supply for funds under multiple (stress) scenarios. The net result is then compared with the contingent sources for funds, which can also be altered via the model, to ensure sufficient funds are available. The overall management of the Corporation’s liquidity position is then integrated into retail deposit pricing policies to ensure a stable core deposit base.

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 81.9% of total deposits at December 31, 2009. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $831.03 million at December 31, 2009.

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

The Corporation’s liquidity contingency plan outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.

During the year ended December 31, 2009, FirstMerit Bank paid $28.5 million in dividends to FirstMerit Corporation. As of December 31, 2009, FirstMerit Bank had an additional $72.3 million available to pay dividends without regulatory approval.

Recent Market and Regulatory Developments.  Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, the Treasury, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 and established TARP. As part of TARP, the Treasury established the CPP to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury. On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP and a warrant to purchase 952,260 FirstMerit common shares at an exercise price of $19.69 per share. On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A for $126.2 million which included all accrued and unpaid dividends as well as the unamortized discount on the preferred stock. On May 27, 2009 the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.

Separately, the FDIC announced its temporary liquidity guarantee program (“TLPG”) pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions (“Debt Guarantee”) and funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (“Transaction Account Guarantee”). Both guarantees were provided to eligible institutions, including the Corporation, at no cost through December 5, 2008. Participation in the TLPG subsequent to December 5, 2008 was optional. The Corporation elected to participate in the TLPG subsequent to December 5, 2008.

The Transaction Account Guarantee is effective for the Corporation through June 30, 2010. Under the Debt Guarantee, qualifying senior unsecured debt newly issued by the Corporation during the period from October 14, 2008 to June 30, 2009, inclusive, is covered by the FDIC guarantee. The maximum amount of debt that eligible institutions can issue under the guarantee is 125% of the par value of the entity’s qualifying senior unsecured debt, excluding debt to affiliates that was outstanding as of September 30, 2008, and scheduled to mature by June 30, 2009. The FDIC will provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012.

Participants in the Debt Guarantee Program are assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC-insured depository institutions as prescribed by the Federal Deposit Insurance Act. In May 2009, the FDIC announced it was imposing an emergency special assessment of five basis points on average assets of all FDIC-insured depository institutions as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total basis point assessment in effect on September 30, 2009, adjusted to assume a 5% annualized deposit growth rate; for the 2011 and 2012 periods the computation is adjusted by an additional three basis points increase in the assessment rate. The three-year prepayment for the Corporation totaled $43.9 million.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in our consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2009 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Deposits without a stated maturity(a)		$6,155,478	6,155,478	—	—	—
Consumer and brokered certificates of deposits(a)		1,360,317	1,151,933	148,173	48,598	11,613
Federal funds purchased and security repurchase agreements	10	996,345	921,345	—	50,000	25,000
Long-term debt	10	740,105	320,752	345,792	31,569	41,992
Operating leases(b)	18	31,908	5,370	8,977	6,279	11,282
Capital lease obligations(c)	18	—	—	—	—	—
Purchase obligations(c)		—	—	—	—	—
Reserves for uncertain tax positions(d)	11	1,656	1,656	—	—	—

Total		$9,285,809	8,556,534	502,942	136,446	89,887

(a)	Excludes interest.

(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities.

(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2009.

(d)	Gross unrecognized income tax benefits, see Footnote 11 for further discussion.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2009. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Commitments to extend credit(e)	18	$2,993,879	1,402,243	703,289	323,178	565,169
Standby letters of credit	18	156,374	91,691	52,733	11,950	—
Loans sold with recourse	18	60,068	60,068	—	—	—
Postretirement benefits(f)	12	14,659	2,249	4,107	3,279	5,024

Total		$3,224,980	1,556,251	760,129	338,407	570,193

(e)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(f)	The postretirement benefit payments represent actuarilly determined future benefits to eligible plan participants. Accounting standards requires that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

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

Acquired Loans.  Loan that are acquired are initially recorded at their acquisition date fair values. The carryover of an allowance for credit losses is prohibited as any credit losses evident in the loans are to be included in the determination of the fair value of the loans at the acquisition date. Acquired loans are evaluated for impairment according to the provisions of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate. All of these factors are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. Such changes may increase future earnings volatility due to increases or decreases in the accretable yield (i.e., excess of the expected cash flows over the estimated fair value) recognized on the loan or the requirement to record an allowance for loan losses if the decline in expected cash flows is attributable to a decline in credit quality.

Due to the accounting requirements of acquired loans, certain trends and credit statistics may be impacted if such loans are included. We believe that excluding the acquired loans from the presentation of such statistics is more meaningful and representative of our ongoing operations and credit quality.

Allowance for Loan Losses.  As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans.

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $17.5 million.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.2 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $3.9 million.

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

Income Taxes.  Management evaluates and assesses the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period’s income tax expense and can be material to the Corporation’s operating results for any particular reporting period.

Note 11 (Federal Income Taxes) to the consolidated financial statements provides an analysis of the Corporation’s income taxes.

Derivative instruments and hedging activities.  In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1 (Summary of Significant Accounting Policies) and Note 17 (Derivative and Hedging Activities) of the consolidated financial statements.

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, Management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

Fair value measurement

The Corporation uses fair value measurements to record certain assets and liabilities at fair value and determine fair value disclosures. Additional information regarding fair value measurement is included in Note 16 (Fair Value Measurement) to the consolidated financial statements.

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 under the heading “Goodwill and Intangible Assets” to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation’s reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. Fair values of reporting units are estimated using a discounted cash flow analysis derived from internal earnings forecasts. The primary assumptions Management uses include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Corporation’s market capitalization and a control premium. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its reporting units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future. The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, the Corporation would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Based on the Corporation’s analysis performed in the fourth quarter, the fair value of each reporting unit exceeded its carrying amount.

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

The method used to estimate the discount rate can be changed if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. As of December 31, 2009 cash flows specific to each plan along with the Hewitt Top Quartile yield curve (“Hewitt Yield Curve”) were used by the Corporation as the basis for estimating the discount rate. The Hewitt Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation’s pension and postretirement benefits when due. Prior to 2008, the Corporation established the discount rate using the Moody’s Aa Corporate Bond Rate (“Moody’s Rate”). Due to the significant decline in the percentage of all bond issues of at least Aa quality over the past several years, Moody’s Rate no longer provides the best estimate of cash flows from investment in high-quality fixed income securities

The primary assumptions used in determining the Corporation’s pension and postretirement benefit obligations and related expenses are presented in Note 12 (Benefit Plans) to the consolidated financial statements. The actuarial assumptions used by the Corporation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Corporation believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect the Corporation’s financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information presented in the “Market Risk Management” section at pages 37 — 39 under Item 7 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2009	2008
	(In thousands)

ASSETS
Cash and due from banks	$161,033	$178,406
Investment securities
Held- to- maturity	50,686	30,266
Available-for- sale	2,565,943	2,614,575
Other investments	128,209	128,007
Loans held for sale	16,828	11,141
Loans:
Commercial loans	4,066,522	4,352,730
Mortgage loans	463,416	547,125
Installment loans	1,425,373	1,574,587
Home equity loans	753,112	733,832
Credit card loans	153,525	149,745
Leases	61,541	67,594

Total loans	6,923,489	7,425,613
Allowance for loan losses	(115,092)	(103,757)

Net loans	6,808,397	7,321,856
Premises and equipment, net	125,205	133,184
Goodwill	139,598	139,245
Other intangible assets	1,158	1,403
Accrued interest receivable and other assets	542,845	541,943

Total assets	$10,539,902	$11,100,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,069,921	$1,637,534
Demand-interest bearing	677,448	666,615
Savings and money market accounts	3,408,109	2,512,331
Certificates and other time deposits	1,360,318	2,781,199

Total deposits	7,515,796	7,597,679

Federal funds purchased and securities sold under agreements to repurchase	996,345	921,390
Wholesale borrowings	740,105	1,344,195
Accrued taxes, expenses and other liabilities	222,029	298,919

Total liabilities	9,474,275	10,162,183

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—
Common stock, without par value;
authorized 300,000,000 shares; issued 93,633,871 and 92,026,350 at December 31, 2009 and 2008, respectively	127,937	127,937
Capital surplus	88,573	94,802
Accumulated other comprehensive loss	(25,459)	(54,080)
Retained earnings	1,043,625	1,053,435
Treasury stock, at cost, 6,629,995 and 11,066,108 shares, at December 31, 2009 and 2008, respectively	(169,049)	(284,251)

Total shareholders’ equity	1,065,627	937,843

Total liabilities and shareholders’ equity	$10,539,902	$11,100,026

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2009	2008	2007
	(In thousands except per share data)

Interest income:
Interest and fees on loans, including loans held for sale	$340,236	$436,194	$524,103
Interest and dividends on investment securities and federal funds sold	119,291	117,632	112,891

Total interest income	459,527	553,826	636,994
Interest expense:
Interest on deposits:
Demand-interest bearing	600	2,514	6,824
Savings and money market accounts	23,472	29,839	54,166
Certificates and other time deposits	54,610	105,853	146,559
Interest on securities sold under agreements to repurchase	4,764	31,857	71,298
Interest on wholesale borrowings	27,317	27,574	20,601

Total interest expense	110,763	197,637	299,448

Net interest income	348,764	356,189	337,546
Provision for loan losses	98,433	58,603	30,835

Net interest income after provision for loan losses	250,331	297,586	306,711
Other income:
Trust department income	20,683	22,127	23,245
Service charges on deposits	63,366	62,862	67,374
Credit card fees	46,512	47,054	46,502
ATM and other service fees	11,110	10,894	12,621
Bank owned life insurance income	13,740	12,008	13,476
Investment services and insurance	10,008	10,503	11,241
Investment securities gains, net	6,037	2,126	1,123
Loan sales and servicing income	12,954	6,940	10,311
Gain on Visa Inc.	—	13,666	—
Gain on post medical retirement curtailment	9,543	—	—
Other operating income	16,348	13,256	11,030

Total other income	210,301	201,436	196,923

Other expenses:
Salaries, wages, pension and employee benefits	175,906	179,463	170,457
Net occupancy expense	24,099	24,649	25,679
Equipment expense	24,301	24,137	25,401
Stationery, supplies and postage	8,907	9,372	9,436
Bankcard, loan processing and other costs	31,467	29,456	29,781
Professional services	16,414	11,695	15,865
Amortization of intangibles	347	573	889
Other operating expense	71,376	51,288	52,718

Total other expenses	352,817	330,633	330,226

Income before federal income taxes	107,815	168,389	173,408
Federal income taxes	25,645	48,904	50,381

Net income	82,170	119,485	123,027

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gains, net of taxes	38,994	10,808	22,716
Unrealized hedging gain (loss), net of taxes	(94)	1,342	(1,249)
Minimum pension liability adjustment, net of taxes during period	(6,355)	(21,763)	15,686
Less: reclassification adjustment for securities’ gains realized in net income, net of taxes	3,924	1,382	730

Total other comprehensive (loss) gain, net of taxes	28,621	(10,995)	36,423

Comprehensive income	$110,791	$108,490	$159,450

Net income applicable to common shares	$75,799	$119,485	$123,027

Net income used in diluted EPS calculation	$75,799	$119,490	$123,043

Weighted average number of common shares outstanding — basic	84,678	82,060	81,593
Weighted average number of common shares outstanding — diluted	84,686	82,097	81,731

Basic earnings per share*	$0.90	$1.46	$1.51

Diluted earnings per share*	$0.90	$1.46	$1.51

Stock dividend per share	0.73%	—	—

Dividend per share	$0.77	$1.16	$1.16

*	Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

					Accumulated
			Common		Other			Total
	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Warrant	Surplus	Income	Earnings	Stock	Equity

Balance at December 31, 2006	$—	$127,937	$—	$106,916	$(79,508)	$998,079	$(307,313)	$846,111
Net income	—	—	—	—	—	123,027	—	123,027
Cash dividends — common stock ($1.16 per share)	—	—	—	—	—	(93,331)	—	(93,331)
Options exercised (160,235 shares)	—	—	—	(718)	—	—	4,172	3,454
Nonvested (restricted) shares granted (296,150 shares)	—	—	—	(7,783)	—	—	7,334	(449)
Debentures converted (4,545 shares)	—	—	—	(71)	—	—	111	40
Treasury shares purchased (91,709 shares)	—	—	—	1,844	—	—	(2,077)	(233)
Deferred compensation trust (80,629 shares)	—	—	—	(2,095)	—	—	2,095	—
Share-based compensation	—	—	—	1,935	—	—	—	1,935
Net unrealized gains on investment securities, net of taxes	—	—	—	—	21,986	—	—	21,986
Unrealized hedging loss, net of taxes	—	—	—	—	(1,249)	—	—	(1,249)
Minimum pension liability adjustment, net of taxes	—	—	—	—	15,686	—	—	15,686

Balance at December 31, 2007	$—	$127,937	$—	$100,028	$(43,085)	$1,027,775	$(295,678)	$916,977

Net income	—	—	—	—	—	119,485	—	119,485
Cash dividends — common stock ($1.16 per share)	—	—	—	—	—	(93,825)	—	(93,825)
Options exercised (126,359 shares)	—	—	—	(966)	—	—	3,041	2,075
Nonvested (restricted) shares granted (409,903 shares)	—	—	—	(10,183)	—	—	10,186	3
Debentures converted (2,841 shares)	—	—	—	(38)	—	—	63	25
Treasury shares purchased (61,329 shares)	—	—	—	584	—	—	(1,331)	(747)
Deferred compensation trust (29,013 shares)	—	—	—	532	—	—	(532)	—
Share-based compensation	—	—	—	4,845	—	—	—	4,845
Net unrealized gains on investment securities, net of taxes	—	—	—	—	9,426	—	—	9,426
Unrealized hedging gain, net of taxes	—	—	—	—	1,342	—	—	1,342
Minimum pension liability adjustment, net of taxes	—	—	—	—	(21,763)	—	—	(21,763)

Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843

Net income	—	—	—	—	—	82,170	—	82,170
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.77 per share)	—	—	—	—	—	(63,891)	—	(63,891)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (156,445 shares)	—	—	—	(1,022)	—	—	3,961	2,939
Nonvested (restricted) shares granted (554,258 shares)	—	—	—	(13,590)	—	—	13,587	(3)
Treasury shares purchased (153,923 shares)	—	—	—	1,285	—	—	(3,043)	(1,758)
Deferred compensation trust (22,730 shares)	—	—	—	(227)	—	—	227	—
Share-based compensation	—	—	—	7,429	—	—	—	7,429
Issuance of common stock (3,267,751 shares)	—	—	—	(4,991)	—	—	84,517	79,526
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	(435)	—	(204)	—	124,565
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	35,070	—	—	35,070
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(6,355)	—	—	(6,355)

Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net income	$82,170	$119,485	$123,027
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98,433	58,603	30,835
Provision for depreciation and amortization	19,495	18,711	15,298
Amortization of investment securities premiums, net	5,144	1,041	717
Accretion of income for lease financing	(3,432)	(4,034)	(4,257)
Gains on sales of investment securities, net	(6,037)	(2,126)	(1,123)
Deferred federal income taxes	7,117	(11,248)	3,564
Decrease in interest receivable	3,207	6,309	8,764
(Decrease) increase in interest payable	(17,682)	(12,529)	427
Originations of loans held for sale	(511,416)	(287,803)	(261,165)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	509,683	291,401	257,780
(Gains) losses on sales of loans, net	(3,954)	923	668
Post medical retirement curtailment	(9,543)	—	—
(Increase) decrease in other real estate and other property	(4,005)	505	3,986
(Increase) decrease in other prepaid assets	(44,560)	1,767	245
(Decrease) increase in accounts payable	(18,802)	5,439	429
Increase in bank owned life insurance	(10,655)	(12,007)	(11,689)
Amortization of intangible assets	347	573	889
Other changes	(5,575)	19,617	2,256

NET CASH PROVIDED BY OPERATING ACTIVITIES	89,935	194,627	170,651

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	286,946	171,392	261,239
Available-for-sale — maturities	658,771	532,115	668,741
Purchases of investment securities available-for-sale	(833,503)	(987,937)	(985,810)
Purchases of ABL loans	(92,885)	—	—
Net decrease (increase) in loans and leases, except sales	485,898	(395,555)	(73,652)
Purchases of premises and equipment	(11,609)	(21,873)	(15,342)
Sales of premises and equipment	93	447	3,852

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	493,711	(701,411)	(140,972)

Financing Activities
Net increase (decrease) in demand accounts	443,220	93,703	(44,222)
Net increase in savings and money market accounts	895,778	217,184	27,461
Net decrease in certificates and other time deposits	(1,420,881)	(44,947)	(150,421)
Net increase (decrease) in securities sold under agreements to repurchase	74,955	(334,690)	(5,741)
Net (decrease) increase in wholesale borrowings	(604,090)	639,074	240,894
Proceeds from issuance of preferred stock	125,000	—	—
Repurchase of preferred stock	(125,000)	—	—
Repurchase of common stock warrant	(5,025)	—	—
Proceeds from issuance of common stock	79,526	—	—
Cash dividends — preferred	(1,789)	—	—
Cash dividends — common	(63,891)	(93,825)	(93,331)
Purchase of treasury shares	(1,758)	(747)	(233)
Proceeds from exercise of stock options, conversion
of debentures or conversion of preferred stock	2,936	2,103	3,045

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(601,019)	477,855	(22,548)

(Decrease) increase in cash and cash equivalents	(17,373)	(28,929)	7,131
Cash and cash equivalents at beginning of year	178,406	207,335	200,204

Cash and cash equivalents at end of year	$161,033	$178,406	$207,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$62,727	$102,111	$167,124

Federal income taxes	$21,699	$53,603	$47,635

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 160 banking offices in 25 Ohio and Western Pennsylvania counties. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles (“GAAP”) in the United States of America and to general practices within the financial services industry. Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental GAAP. Other than resolving certain minor inconsistencies in current GAAP, the ASC is not intended to change GAAP, but rather to make it easier to review and research GAAP applicable to a particular transaction or specific accounting issue. Technical references to GAAP included in these Notes To Consolidated Financial Statements are provided under the new ASC structure.

All material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements. The consolidated financial statements of the Corporation as of December 31, 2009 and 2008 are not necessarily indicative of the results that may be achieved for any future period.

The following is a description of the Corporation’s significant accounting policies.

(a) Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its subsidiaries: FirstMerit Bank, N.A., Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements are in conformity with GAAP and prevailing practices within the financial services industry. Management must make certain estimates and assumptions that affect the amounts reported in the financial statements and related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

(c) Business Combinations

Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash due from banks and checks in the process of collection.

(e) Investment Securities

Debt and equity securities can be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

for amortization of premiums and accretion of discounts to maturity. Available-for-sale securities at stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in shareholder’s equity.

The amortization of premiums, accretion of discounts, interest and dividends are included in interest and dividends on investment securities and federal funds sold. Realized gains or losses on the sales of investment securities are based on amortized cost of the security sold using the specific identification method.

Investment securities are reviewed at least quarterly for impairment in fair value. An unrealized loss exists when the current fair value of an individual security is less than its amortized basis. If the Corporation intends to sell the security in an unrealized loss position or it is more likely than not that the Corporation will be required to sell the security in an unrealized loss position before recovery of its amortized basis, an other-than-temporary (“OTTI”) loss is recognized in income. For securities in an unrealized loss position which the Corporation does not intend to sell, any impairment associated with a credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income (loss). Equity securities are evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, an OTTI loss is recognized in income.

Other investments include Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock. FHLB and FRB stock are carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends received on the stock are reported as interest income.

(f) Loans and Loan Income

Loans originated for investment are stated at their principal amount outstanding, net of unearned income, and interest income is recognized on an accrual basis. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Interest income on loans is accrued on the principal outstanding primarily using the “simple-interest” method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan and loan commitment period as an adjustment. Interest is not accrued on loans where collectability is uncertain. Loan commitment fees are generally deferred and amortized into other (noninterest) income on an effective interest basis over the commitment period. Unearned premiums and discounts on consumer loans are recognized using the effective interest method.

(g) Loans Held for Sale

Loans originated for resale are included in loans held for sale in the consolidated financial statements. Effective August 1, 2008, the Corporation elected the fair value option, on a prospective basis, for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. Prior to this, residential mortgage loans had been recorded at the lower of cost or market value. Changes in the fair value of these loans are recognized in income. For mortgage loans originated for sale for which the fair value option is elected, loan origination fees are recorded when earned and related direct loan origination costs are recognized when incurred. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

The details of the fair value election for residential mortgage loans held for sale and a discussion of the valuation methodology applied to the Corporation’s loans held for sale are described in Note 16 (Fair Value Measurement) to the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

(h) Nonperforming Loans

With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status unless those loans are in the process of collection and in Management’s opinion are fully secured. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain aggregated consumer loans, mortgage loans, and leases classified as nonaccrual. Loan impairment for all loans is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical alternative, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent.

(i) Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses inherent in the portfolio at the balance sheet date. The Corporation determines the allowance for loan losses based on an on-going evaluation. This evaluation is inherently subjective, and is based upon significant judgments and estimates, including the amounts and timing of cash flows expected to be received on impaired loans that may be susceptible to significant change. Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The provision for loan losses charged to operating expenses is determined based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management’s judgment, require current recognition.

(j) Equipment Lease Financing

The Corporation leases equipment to customers on both a direct and leveraged lease basis. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income and non-recourse debt pertaining to leveraged leases. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. Declines in residual values judged to be other-than-temporary are recognized in earnings in the period such determinations are made.

(k) Mortgage Servicing Rights

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

Servicing assets and liabilities are remeasured at each subsequent reporting date using one of two methods: amortization over the servicing period or measurement at fair value. The Corporation has elected to subsequently remeasure servicing assets using the amortization method. Under the amortization method, servicing assets or liabilities are amortized in proportion to, and over the period of, estimated net servicing income. Amortization is recorded in loan sales and servicing income.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

(l) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets, whichever is shorter.

(m) Goodwill and Intangible Assets

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

(n) Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs.

(o) Derivative Instruments and Hedging Activities

The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are recorded as either other assets or other liabilities measured at fair value on the balance sheet. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedging

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

relationship, and further, on the type of hedging relationship. For derivatives that are not designated as hedging instruments, the gain or loss is recognized immediately in other operating income. A derivative that is designated and qualifies as a hedging instrument must be designated a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation does not have any derivatives that hedge net investments in foreign operations.

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

A fair value hedge is used to limit exposure to changes in the fair value of existing assets, liabilities and firm commitments caused by changes in interest rates or other economic factors. The Corporation recognizes the gain or loss on these derivatives, as well as the related gain or loss on the underlying hedged item, in other operating income during the period in which the fair value changes. If a hedge is perfectly effective, the change in the fair value of the hedged item will be offset, resulting in no net effect on earnings.

A cash flow hedge is used to minimize the variability of future cash flows that is caused by changes in interest rates or other economic factors. The effective portion of a gain or loss on any cash flow hedge is reported as a component of “accumulated other comprehensive income (loss)” and reclassified into other operating income in the same period or periods that the hedged transaction affects earnings. Any ineffective portion of the derivative gain or loss is recognized in other operating income during the current period.

In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter. In addition, this portfolio of interest rate swaps was terminated in January 2010.

(p) Federal Income Taxes

The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date. Additional information regarding income taxes is included in Note 11 (Federal Income Taxes) to the consolidated financial statements.

(q) Treasury Stock

Treasury stock is accounted for using the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

(r) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation’s earnings per share calculations are illustrated in Note 19 (Earnings per Share) to the consolidated financial statements.

(s) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(t) Share-Based Compensation

The Corporation’s stock based compensation plans are described in detail in Note 13 (Share-Based Compensation) to the consolidated financial statements. Compensation expense is recognized at fair value for stock options and unvested (restricted) stock awards issued to employees. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

(u) Pension and Other Postretirement Plans

The overfunded or underfunded status of defined benefit plans are recognized as an asset or liability, respectively, in the statements of financial position. Changes in the funded status are recognized as a component of comprehensive income in the year in which the changes occur.

(v) Fair Value Measurement

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

When measuring the fair value of a liability, the Corporation assumes that the nonperformance risk associated with the liability is the same before and after the transfer. Nonperformance risk is the risk that an obligation will not be satisfied and encompasses not only the Corporation’s own credit risk (i.e., the risk that the Corporation will fail to meet its obligation), but also other risks such as settlement risk. The Corporation considers the effect of its own credit risk on the fair value for any period in which fair value is measured.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

Additional information regarding fair value measurements is provided in Note 16 (Fair Value Measurement) to the consolidated financial statements.

(w) Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

(x) Recently Adopted and Issued Accounting Standards

The following section discusses new accounting policies that were adopted by the Corporation during 2009 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable Notes to the Consolidated Financial Statements as referenced below.

FASB ASC Topic 260, Earnings Per Share.  Effective January 1, 2009, the accounting and reporting standards for earnings per share were amended. This amendment clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of basic earnings per share using the two-class method prescribed by existing GAAP.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The adoption of this amendment did not have a material effect on the Corporation’s consolidated results of operations or earnings per share.

FASB ASC Topic 805, Business Combinations.  This accounting guidance requires all businesses acquired after January 1, 2009 to be measured at the fair value of the consideration paid. It requires an entity to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date. An entity is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. Acquisition and restructuring costs are required to be expensed and are not to be included in the cost of the acquisition. See Note 2 (Business Combinations) for additional information regarding the application of this guidance to the Corporation’s business combinations.

FASB ASC Topic 810, Consolidation.  Effective January 1, 2009, the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary were amended. The amendment clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Prior to this amendment, such noncontrolling interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This amendment also requires expanded disclosures that identify and distinguish between the interests of the parent’s owner and the interests of the noncontrolling owners of an entity. This amendment did not have an impact on the Corporation’s consolidated financial condition or results of operations.

FASB ASC Topic 815, Derivatives and Hedging.  Effective March 31, 2009, the accounting and reporting standards for derivatives and hedging requires the Corporation to present specific disclosures which provide greater transparency as to the use of derivative instruments and hedging activity. In accordance with this guidance, the Corporation discloses in Note 17 (Derivatives and Hedging Activities) how and why it uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Corporation’s consolidated financial statements.

FASB ASC Topic 320, Investments — Debt and Equity Securities.  Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards regarding recognition and disclosure of other-than-temporary impairment (“OTTI”). This amendment requires recognition of only the credit portion of OTTI in current earnings for those debt securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of the OTTI is to be included in other comprehensive income. The adoption of this amendment did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 3 (Investment Securities) for additional information regarding the application of this guidance to the Corporation’s investment securities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  In April 2009, an amendment to the accounting and reporting standards of fair value measurements and disclosures was issued. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The Corporation adopted this additional guidance on June 30, 2009 and such adoption did not have a material impact on the Corporation’s consolidated financial condition or results of operations. See Note 16 (Fair Value Measurement) for additional information on how the Corporation determines fair value.

FASB ASC Topic 825, Financial Instruments.  Effective June 30, 2009, the Corporation adopted the amendment to the accounting and reporting standards for disclosures about the fair value of financial instruments which requires such disclosures for all interim and annual reporting periods of publically traded companies. See Note 16 (Fair Value Measurement) for disclosures about fair value of the Corporation’s financial instruments.

ASC Topic 855, Subsequent Events.  Effective June 30, 2009, the accounting and reporting standards for subsequent events requires the Corporation to disclose the date through which it has evaluated events that occur after

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

the balance sheet date but before financial statements are issued or are available to be issued as well as the basis for that date, that is, whether that date represents the date the financial statements were issued.

FASB Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value.  This ASU allows for the use of specific valuation techniques to measure the fair value of a liability, within the scope of ASC 820, Fair Value Measurements, when a quoted price in an active market for a similar asset is not available. These specific valuation techniques should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. This guidance was effective for the Corporation as of October 1, 2009. The adoption of this guidance did not have a material effect on the Corporation’s financial condition and results of operations.

FASB ASC Topic 715, Compensation — Retirement Benefits.  In December 2008, an amendment to the accounting and reporting standards of postretirement benefit plan assets was issued. Effective December 31, 2009, expanded disclosures about the plan assets of a defined benefit pension or other postretirement plan are required to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These expanded disclosures are made in Note 12 (Benefit Plans) to the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140 (“SFAS 166”). (The FASB has yet to incorporate SFAS 166 in the ASC.) SFAS 166 removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation, to qualifying special purpose entities. SFAS 166 also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. SFAS 166 is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance will be effective for the Corporation beginning January 1, 2010. The Corporation does not expect its adoption to have a material effect on the Corporation’s financial condition and results of operations.

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

FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 was issued on January 21, 2010 and amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

ended March 31, 2010. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011.

2.	Business Combinations

On December 16, 2009, FirstMerit Bank, N.A., a wholly-owned subsidiary of the Corporation, acquired $102.0 million in outstanding principal of asset based lending loans (“ABL Loans”), as well as the staff to service and build new business, from First Bank Business Capital, Inc., (“FBBC”) for $93.2 million in cash. FBBC is a wholly owned subsidiary of First Bank, a Missouri state chartered bank. This acquisition expands the Corporation’s market presence and asset based lending business into the Midwest.

The purchase was accounted for under the acquisition method in accordance with ASC 805, Business Combinations. Accordingly, the ABL Loans and non-compete agreement acquired were recorded at their fair values, $92.7 million and $.10 million, respectively, on the date of acquisition. Fair values were determined based on the requirements of ASC 820, Fair Value Measurements. The determination of these fair values required Management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

All ABL Loans acquired were performing as of the acquisition date and as of December 31, 2009. The difference between the fair value of the ABL Loans acquired and the outstanding principal balance of these loans at the date of acquisition was $9.3 million and will be amortized into interest income over their estimated useful life in accordance with ASC Topic 310, Receivables.

Under ASC 805, goodwill is recorded equal to the amount by which the consideration paid and the fair value of the liabilities assumed exceeds the fair value of the assets purchased. As such, the Corporation recorded goodwill of $.4 million relating to the ABL Loans and non-compete agreement it acquired. The goodwill, which is not amortized for book purposes, was assigned to the Commercial reporting unit and is deductible for tax purposes. The goodwill will be amortized over 15 years for tax purposes using the straight line method.

On February 19, 2010, the Bank completed the purchase of certain assets and the assumption of certain liabilities with respect to 24 First Bank branches located in the greater Chicago, Illinois area. Additional information is provided in Note 21, Subsequent Events.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

3.	Investment Securities

The following tables provide the amortized cost and fair value for the major categories of held-to-maturity and available-for-sale securities. Held-to-maturity securities are carried at amortized cost, which reflects historical cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are carried at fair value with net unrealized gains or losses reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities
U.S. government agencies	$32,029	$—	$(132)	$31,897
U. S States and political subdivisions	289,529	4,984	(394)	294,119
Residential mortgage-backed securities:
U.S. government agencies	1,557,754	55,325	(1,852)	1,611,227
Residential collateralized mortgage securities:
U.S. government agencies	566,151	16,394	(238)	582,307
Non-agency	22	—	—	22
Corporate debt securities	61,385	—	(18,957)	42,428
Other debt securities	679	—	—	679

Total debt securities	2,507,549	76,703	(21,573)	2,562,679
Marketable equity securities	3,264	—	—	3,264

Total securities available for sale	$2,510,813	$76,703	$(21,573)	$2,565,943

Securities held to maturity
Debt securities
U. S States and political subdivisions	$50,686	$—	$—	$50,686

Total securities held to maturity	$50,686	$—	$—	$$50,686

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities
U.S. government agencies	$20,000	$38	$—	$20,038
U.S States and political subdivisions	287,329	2,726	(3,580)	286,475
Residential mortgage-backed securities:
U.S. government agencies	1,681,378	29,643	(2,795)	1,708,226
Residential collateralized mortgage securities:
U.S. government agencies	539,382	7,071	(1,159)	545,294
Non-agency	20,450	—	(787)	19,663
Corporate debt securities	61,335	—	(29,979)	31,356
Other debt securities	730	—	—	730

Total debt securities	2,610,604	39,478	(38,300)	2,611,782
Marketable equity securities	2,793	—	—	2,793

Total securities available for sale	$2,613,397	$39,478	$(38,300)	$2,614,575

Securities held to maturity
Debt securities
U.S States and political subdivisions	$30,266	$—	$—	$30,266

Total securities held to maturity	$30,266	$—	$—	$30,266

Other investments on the balance sheet include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock of $9.1 million, $119.1 million and $8.9 million, $119.1 million at December 31, 2009 and 2008, respectively. FHLB and FRB stock are carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends received on the stock are reported as interest income.

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $2.0 billion and $2.2 billion at December 31, 2009 and 2008, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	December 31
	2009	2008	2007

Proceeds	$286,946	$171,392	$261,239

Realized gains	$6,037	$2,354	$4,923
Realized losses	—	(228)	(3,800)

Net securities gains	$6,037	$2,126	$1,123

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	At December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses

Debt securities
U.S government agencies	$31,897	$(132)	3	$—	$—	—	$31,897	$(132)
U.S States and political subdivisions	39,059	(394)	65	—	—	—	39,059	(394)
Residential mortgage-backed securities:
U.S. government agencies	216,014	(1,849)	15	271	(3)	2	216,285	(1,852)
Residential collateralized mortgage securities:
U.S. government agencies	68,513	(238)	6	—	—	—	68,513	(238)
Non-agency	5	—	1	—	—	—	5	—
Corporate debt securities	—	—	—	42,428	(18,957)	8	42,428	(18,957)

Total temporarily impaired securities	$355,488	$(2,613)	90	$42,699	$(18,960)	10	$398,187	$(21,573)

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	At December 31, 2008
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses

Debt securities
U.S States and political subdivisions	$121,040	$(3,333)	197	$6,188	$(247)	8	$127,228	$(3,580)
Residential mortgage-backed securities:
U.S. government agencies	246,741	(2,668)	29	15,942	(127)	4	262,683	(2,795)
Residential collateralized mortgage securities:
U.S. government agencies	68,630	(483)	7	28,221	(676)	3	96,851	(1,159)
Non-agency	19,638	(787)	1	—	—	—	19,638	(787)
Corporate debt securities	—	—	—	31,356	(29,979)	8	31,356	(29,979)

Total temporarily impaired securities	$456,049	(7,271)	234	$81,707	$(31,029)	23	$537,756	$(38,300)

At least quarterly the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by the Corporation in the second quarter of 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

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

As of December 31, 2009, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2009 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2009. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Residential	Residential	Residential
			mortgage	collateralized	collateralized
			backed	mortgage	mortgage
			securities -	obligations -	obligations -
	U.S.	U.S. States	U.S.	U.S.	non U.S.	Corporate	Other		Weighted
	Government	and political	Government	Government	Government	debt	debt		Average
	agencies	subdivisions	agencies	agencies	agencies	securities	securities	Total	Yield

Securities Available for Sale
Remaining maturity:
One year or less	$—	$7,162	$6,459	$35,243	$—	$—	$51	$48,915	3.75%
Over one year through five years	19,953	14,604	1,558,883	534,042	22	—	203	2,127,707	4.23%
Over five years through ten years	—	47,991	45,885	13,022	—	—	253	107,151	5.65%
Over ten years	11,944	224,362	—	—	—	42,428	172	278,906	4.92%

Fair Value	$31,897	$294,119	$1,611,227	$582,307	$22	$42,428	$679	$2,562,679	4.40%

Amortized Cost	$32,029	$289,529	$1,557,754	$566,151	$22	$61,385	$679	$2,507,549

Weighted-Average Yield	1.44%	6.06%	4.40%	4.05%	4.12%	0.99%	0.00%	4.40%
Weighted-Average Maturity	6.2	10.8	3.3	2.4	4.2	17.8	13.4	4.4
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$19,520	$—	$—	$—	$—	$—	$19,520	6.31%
Over one year through five years	—	3,539	—	—	—	—	—	3,539	6.31%
Over five years through ten years	—	9,619	—	—	—	—	—	9,619	6.31%
Over ten years	—	18,008	—	—	—	—	—	18,008	7.52%

Fair Value	$—	$50,686	$—	$—	$—	$—	$—	$50,686	6.74%

Amortized Cost	$—	$50,686	$—	$—	$—	$—	$—	$50,686

Weighted-Average Yield	—	6.74%	—	—	—	—	—	6.74%
Weighted-Average Maturity	—	7.6	—	—	—	—	—	7.6

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

4.	Loans and Allowance for Loan Losses

Loans outstanding by categories are as follows:

	As of December 31,
	2009	2008	2007

Commercial loans	$4,066,522	$4,352,730	$3,906,448
Mortgage loans	463,416	547,125	577,219
Installment loans	1,425,373	1,574,587	1,598,832
Home equity loans	753,112	733,832	691,922
Credit card loans	153,525	149,745	153,732
Leases	61,541	67,594	73,733

	$6,923,489	$7,425,613	$7,001,886

Within the commercial loan category, commercial real estate construction loans totaled $274.8 million, $304.9 million and $514.1 million at December 31, 2009, 2008 and 2007, respectively. The allowance for loan losses associated with these loans was approximately $12.7 million, $16.0 million and $8.0 million at December 31, 2009, 2008 and 2007, respectively. There are no other significant concentrations within commercial loans.

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Aggregate amount at beginning of year	$22,005	$18,833	$12,871
Additions (deductions):
New loans	3,504	6,839	13,316
Repayments	(4,808)	(3,639)	(6,960)
Changes in directors and their affiliations	(575)	(28)	(394)

Aggregate amount at end of year	$20,126	$22,005	$18,833

The Corporation’s allowance for loan losses is the sum of various components recognized and measured pursuant to ASC 450, Contingencies and ASC 310, Receivables.

The ASC 450 components include the following: a component based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). The Corporation’s historical loss component is the most significant of the allowance for loan losses components, and all other allowance for loan losses components are based on loss attributes that Management believes exist within the total portfolio that are not captured in the historical loss experience component.

ASC 450 components are based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The ASC 310 component of the allowance for loan losses is based on individually impaired loans for the following types of loans as determined by the Corporation’s credit-risk grading process.

•	All nonperforming substandard loans of $300 thousand or more.

•	All doubtful loans of $100 thousand or more.

Once it is determined that it is probable an individual loan is impaired under ASC 310, the Corporation measures the amount of impairment for the loan using the expected future cash flows of the loan discounted at the loan’s effective interest rate or based upon the fair value of the underlying collateral.

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

As required by current accounting guidance, the acquired ABL loans from First Bank, Inc. were recorded at fair value with no carryover of the related allowances. The determination of the fair value of the ABL loans resulted in a write-down in the value of the loans, which was assigned to an accretable balance which will be recognized as interest income over the remaining term of the loan. The ratios of our allowance for loan and credit losses do not include these loans.

The following table summarizes the investment in impaired loans and the related allowance:

	Years Ended December 31,
	2009	2008	2007

Impaired loans with allowance	$44,961	$22,434	$7,885
Related allowance	10,527	3,973	2,774
Impaired loans without allowance	22,684	31,224	8,668
Total impaired loans	67,825	53,658	16,553
Average impaired loans	66,289	36,631	19,425
Interest income recognized during the period	52	37	71

At December 31, 2009, 2008 and 2007, the investment in nonaccrual loans was $91.7 million, $52.2 million and $31.4 million, respectively. At December 31, 2009, 2008 and 2007, loans past due 90 or more and accruing interest was $35.0 million, $23.9 million and $11.7 million, respectively.

During the first quarter of 2007, $73.7 million of commercial loans and $7.1 million of other real estate were sold. The loans were written down to their fair market value of $50.6 million and reclassified as loans held for sale in the

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

Transactions in the allowance for loan losses are summarized as follows:

	Years Ended December 31,
Allowance for Loan Losses	2009	2008	2007

Balance at January 1,	$103,757	$94,205	$91,342
Additions (deductions):
Provision for loan losses	98,433	58,603	30,835
Loans charged off	(99,713)	(62,388)	(44,148)
Recoveries on loans previously charged off	12,615	13,337	16,176

Balance at December 31,	$115,092	$103,757	$94,205

The reserve for unfunded lending commitments is presented below:

	Years Ended December 31,
Reserve for Unfunded Lending Commitments	2009	2008	2007

Balance at January 1,	$6,588	$7,394	$6,294
Provision for credit losses	(837)	(806)	1,100

Balance at December 31,	$5,751	$6,588	$7,394

The Corporation has commitments of $4.8 million and $5.0 million as of December 31, 2009 and 2008, respectively, to lend additional funds to borrowers with nonperforming loans.

5.	Goodwill and Other Intangible Assets

Goodwill

Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing as of November 30, 2009. Based on this analysis, the fair value of the Corporation’s reporting units exceeded their carrying amounts and, therefore, no impairment loss was recorded. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty surrounding the timing of economic recovery as well as the impact of the government programs. As a result, management will continue to evaluate goodwill for impairment on a quarterly basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

On December 16, 2009 the Corporation acquired $102.0 million in outstanding principal of ABL loans from First Bank Business Capital, Inc. The acquisition was accounted for as a business combination as defined by ASC 805, Business Combinations. This acquisition is more fully described in Note 2 (Business Combinations). As a result of this acquisition $0.4 million of goodwill and $0.1 million of intangible non- compete asset were recorded in the commercial line of business.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Goodwill by line of business as of December 31, 2009 and 2008 is as follows:

	Commercial	Retail	Wealth	Total

Balance at December 31, 2008	$73,474	$59,038	$6,733	$139,245

Balance at December 31, 2009	$73,827	$59,038	$6,733	$139,598

Other Intangible Assets

The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, and non-compete agreements related to the ABL loan acquisition. For core deposit intangibles and non-compete agreements, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

	Gross Carrying	Accumulated	Non-compete	Net Carrying
	Amount	Amorization	Agreement	Amount

December 31, 2008	$10,137	$(8,734)	$—	$1,403

December 31, 2009	$10,137	$(9,081)	$102	$1,158

Amortization expense for intangible assets was $.35 million for 2009, and $0.57 in 2008 and $0.89 in 2007. Core deposit intangible assets are being amortized over a fifteen year life. Non-compete agreement intangible assets are being amortized over a four year life.

The following table shows the estimated future amortization expense for core deposit and non-compete agreements intangible assets at December 31, 2009.

For the years ended:

December 31, 2010	$373
December 31, 2011	373
December 31, 2012	373
December 31, 2013	39

$1,158

6.	Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation serviced for third parties approximately $2.0 billion of residential mortgage loans at December 31, 2009 and December 31, 2008. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $5.0 million in each of the years ended December 31, 2009, 2008, and 2007.

Servicing rights are presented within other assets on the balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 16 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Changes in the carrying amount of mortgage servicing rights are as follows:

	Years Ended December 31,
	2009	2008	2007

Balance at beginning of period	$18,778	$19,354	$19,575
Additions	4,862	3,047	2,521
Amortization	(3,641)	(2,838)	(2,742)
(Additions)/Recoveries to valuation allowance, net	785	(785)	—

Balance at end of period	$20,784	$18,778	$19,354

Fair value at end of period	$22,241	$18,803	$22,080

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No valuation allowances were required as of December 31, 2009 and 2007. As of December 31, 2008, a valuation allowance of $0.8 million had been established. No permanent impairment losses were written off against the allowance during the years ended December 31, 2009, 2008 and 2007.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2009 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Fair value of mortgage servicing rights	$22,241
Expected weighted-average life (in months)	103.9
Prepayment speed assumption (annual CPR)	11.1%
Decrease in fair value from 10% adverse change	$862
Decrease in fair value from 25% adverse change	2,068
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$767
Decrease in fair value from 200 basis point adverse change	1,479

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2009:

Years Ended December 31,

2010	$2,894
2011	2,665
2012	2,315
2013	2,003
2014	1,724
more than 5 years	9,183

$20,784

7.	Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $2.3 million and $3.0 million during 2009 and 2008, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2009, cash and due from banks included $3.0 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2009 were restricted, by the regulatory agencies, principally to the total of 2009 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8.	Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2009	2008	useful lives

Land	$23,114	$23,114	—
Buildings	146,772	143,632	10-35 yrs
Equipment	103,405	106,296	3-15 yrs
Leasehold improvements	19,893	20,529	1-20 yrs
Software	56,242	53,732	3-7 yrs

	349,426	347,303
Less accumulated depreciation and amortization	224,221	214,119

	$125,205	$133,184

Amounts included in other expenses on the face of the consolidated financial statements for depreciation and amortization aggregated $19.5 million, $18.7 million and $20.0 million for the years ended 2009, 2008 and 2007, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

9.	Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2009 and 2008 were $362.3 million and $801.21 million, respectively. Interest expense on these certificates and time deposits amounted to $13.3 million, $43.8 million and $43.8 million in 2009, 2008, and 2007, respectively.

10.	Federal Funds Purchased and Securities Sold under Agreements to Repurchase and Wholesale Borrowings

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings:

	As of December 31
	2009	2008

Federal funds purchased and securities sold under agreements to repurchase	$996,345	$921,390

Wholesale Borrowings
Term Auction Facility	$—	$150,000
Bank notes	140,579	149,915
FHLB advances	576,732	1,021,392
Capital securities	22,296	22,343
Other	498	545

Total wholesale borrowings	$740,105	$1,344,195

Select financial statement information pertaining to the securities sold under agreements to repurchase and wholesale borrowings is follows:

	As of December 31
	2009	2008	2007

Federal funds purchased and securities sold under agreements to repurchase
Average balance during the year	$1,013,167	$1,343,441	$1,471,785
Weighted-average annual interest rate during the year	0.47%	2.37%	4.84%
Maximum month-end balance	$1,350,475	$1,603,335	$1,601,491
Wholesale borrowings
Average balance during the year	$952,979	$663,109	$326,460
Weighted-average annual interest rate during the year	2.87%	4.16%	6.31%
Maximum month-end balance	$1,159,181	$1,344,195	$713,516

The respective terms of the wholesale borrowings are as follows:

Term Auction Facility.  In 2008, the Corporation entered into a new borrowing arrangement, Term Auction Facility (“TAF”), with the Federal Reserve Bank. The funds are obtained by institutions at a rate determined through a competitive bidding process. Borrowings are collateralized with commercial loans held in an account with the Federal Reserve. There was no outstanding balance as of December 31, 2009. At December 31, 2008, the TAFs had interest rates of 0.42% and 0.60% and maturities of eighty-four days.

Bank Notes.  During 2000, the Corporation issued $150.0 million of subordinated bank notes under a debt agreement. The notes bear interest at 8.625% and mature on April 1, 2010. Under the debt agreement, the aggregate

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

principal outstanding at any one time may not exceed $1.0 billion. The notes were offered only to institutional investors. In 2009, the Corporation reacquired approximately $9.4 million from certain institutional investors in arms length transactions. This purchase did not have a material effect on the Corporation’s results of operations.

FHLB Advances.  The balances of the FHLB advances outstanding at year-end 2009 included: $557.3 million with maturities from one to five years and $19.5 million with maturities over five years. The FHLB advances have interest rates that range from 0.373% to 7.15% during 2009. FHLB advances were secured by real estate loans totaling $3,791.1 million at December 31, 2009 and $1,404.5 million at December 31, 2008.

Capital Securities.  In 1998, FirstMerit Capital Trust I, formerly Signal Capital Trust I, issued and sold $50.0 million of 8.67% Capital Securities to investors in a private placement. In an exchange offer, a Common Securities Trust exchanged the outstanding Series A Securities for 8.67% Capital Securities, Series B which are owned solely by the Corporation’s wholly-owned subsidiary, FirstMerit Bank, N.A. Distributions on the Capital Securities are payable semi-annually, commencing August 15, 1998 at the annual rate of 8.67% of the liquidation amount of $1.0 million per security. Generally, the interest payment schedule of the Debentures is identical to the Capital Securities schedule. The Capital Securities mature on February 15, 2028. The Corporation has acquired approximately $28.6 million of the Series B Capital Securities in the open market. The activity and balances resulting from these open market acquisitions have been properly eliminated when they represent intercompany transactions in the consolidated financial statements and the related notes.

Lines of Credit.  As of December 31, 2009, the Corporation has two lines of credit with financial institutions. The terms of each line of credit are described as follows:

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2009 and 2008. The line carries two interest rate options: one month LIBOR plus 200 basis points; or the greater of the prime lending rate of the financial institution or the Federal Funds Open Rate plus 50 basis points.

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2009 and 2008. The line carries two interest rate options: one month LIBOR plus 175 basis points; or the greater of the prime lending rate of the financial institution and the sum of the Federal Funds Open Rate plus 50 basis points or the sum of the daily LIBOR Rate plus 100 basis points.

Contractual Maturities

The following table illustrates the contractual maturities of the Corporation’s federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings at December 31, 2009:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total

Federal funds purchased and securities sold under agreements to repurchase	$921,345	$0	$50,000	$25,000	$996,345

Wholesale Borrowings
Bank notes	$140,579	$—	$—	$—	$140,579
FHLB advances	180,122	345,682	31,446	19,482	576,732
Capital securities	—	—	—	22,296	22,296
Other	51	110	123	214	498

Total wholesale borrowings	$320,752	$345,792	$31,569	$41,992	$740,105

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table provides further detail of the maturities of federal funds purchased and securities sold under agreements to repurchase at December 31, 2009:

Overnight	$896,345
Up to thirty days	—
Thirty day to ninety days	—
Over ninety days	100,000

$996,345

11.	Federal Income Taxes

Federal income tax expense is comprised of the following:

	Years Ended December 31,
	2009	2008	2007

Taxes currently payable	$18,528	$60,152	$46,817
Deferred (benefit) expense	7,117	(11,248)	3,564

	$25,645	$48,904	$50,381

The actual Federal income tax rate differs from the statutory tax rate as shown in the following table:

	Years Ended December 31,
	2009	2008	2007

Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(4.15)	(2.29)	(1.87)
Bank owned life insurance	(4.65)	(2.65)	(2.80)
Low income housing tax credit	(1.91)	(1.06)	(0.96)
Dividends received deduction	—	—	(0.17)
ESOP Dividends	(0.49)	(0.51)	(0.49)
Non-deductible meals and entertainment	0.28	0.19	0.17
Other	(0.29)	0.36	0.17

Effective tax rates	23.79%	29.04%	29.05%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio and Pennsylvania. These taxes are $6.1 million, $6.4 million and $6.4 million in 2009, 2008 and 2007, respectively, and are recorded in other operating expense in the consolidated statements of income and comprehensive income.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Years Ended December 31,
	2009	2008

Deferred tax assets:
Allowance for credit losses	$42,719	$38,611
Employee benefits	38,303	40,761
REMIC	7,497	8,728
Other	667	1,334

	89,186	89,434

Deferred tax liabilities:
Leased assets and depreciation	(6,859)	(3,684)
Available for sale securities	(19,296)	(463)
FHLB stock	(25,577)	(26,102)
Loan fees and expenses	(6,179)	(6,137)
Goodwill	(6,216)	(5,460)

	(64,127)	(41,846)

Total net deferred tax asset	$25,059	$47,588

The period change in deferred taxes recorded both directly to capital and as a part of the income tax expense and can be summarized as follows:

	Years Ended December 31,
	2009	2008

Deferred tax changes reflected in other comprehensive income	$15,411	$(5,920)
Deferred tax changes reflected in Federal income tax expense	7,117	(11,248)

Net change in deferred taxes	$22,528	$(17,168)

In consideration of the positive evidence available from projected taxable income in future years and net operating loss carryback availability from prior years, the Corporation believes that it is more likely than not that the deferred tax asset will be realized and accordingly no valuation allowance has been recorded.

Income tax benefits are recognized in the financial statements for a tax position only if it is considered “more likely than not” of being sustained on audit based solely on the technical merits of the income tax position. If the recognition criteria are met, the amount of income tax benefits to be recognized is measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

			Gross
		Accrued	Unrecognized
	Federal and	Interest and	Income Tax
	State Tax	Penalties	Benefits

Balance at January 1, 2009	$889	$836	$1,725
Additions for tax provisions related to current year	148	(39)	109
Additions for tax provisions related to prior year	120	794	914
Reduction for tax positions related to prior closed tax years	(81)	(820)	(901)
Reduction for tax positions related to prior tax years	(42)	(149)	(191)

Balance at December 31, 2009	$1,034	$622	$1,656

Components of Reserve:
Potential non-deductible compensation	$—	$—	$—
Potential adjustment to non-deductible interest expense	140	15	155
Timing of the accrual for interest on nonperforming assets	—	454	454
State income tax exposure	894	153	1,047

Balance at December 31, 2009	$1,034	$622	$1,656

The Corporation recognized accrued interest and penalties, as appropriate, related to unrecognized tax benefits (“UTBs)”, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2005. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.8 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2009 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 148 basis points to 22.48% at December 31, 2009.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2008, federal statutes were changed to allow ordinary loss treatment on the sale of applicable preferred stock. This change eliminated a potential 2008 UTB. As a participant in Treasury’s Capital Purchase Program, an additional portion of senior executive’s compensation was not deductible in 2009. As of December 31, 2009, Management had identified no other potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

12.	Benefit Plans

Pension plans.  The Corporation has a defined benefit pension plan which covers employees vested in the pension plan as of December 31, 2006. On May 18, 2006, the Corporation’s Board of Directors approved freezing the defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. In general, benefits are based on years of service and the employee’s compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation made a $10.0 million contribution to the qualified pension plan during 2009; however, no contribution

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

was made during 2008 and 2007. Management anticipates contributing $10.0 million to the qualified pension plan during 2010.

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

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive a Corporation subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment gain of $9.5 million in accordance with ASC 715, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees’ service periods. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

Other employee benefits.  FirstMerit’s Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of common stock or cash, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or shares of common stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the common stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2009 and 2008 was $10.1 million and $10.2 million, respectively.

Savings plan.  The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Through the year ended December 31, 2008, employee contributions were partially matched by the Corporation in an amount equal to 50% of each employee’s voluntary pretax contribution up to 6% of each employee’s eligible compensation and in an amount equal to 50% of each employee’s voluntary pretax contributions up to 3% of each employee’s eligible compensation. Matching contributions vest in accordance with plan specifications. Effective January 1, 2009, the Corporation has suspended its matching contribution to the savings plan. The Corporation did not make a contribution to the savings plan during 2009. Contributions made by the Corporation to the savings plan were $4.2 million and $4.2 million for 2008 and 2007, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Actuarial assumptions.  The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation and expected duration of benefit payments. The Corporation’s pension plan weighted-average allocations at measurement dates by asset category are as follows:

	Percentage of
	Plan Assets on
	Measurment Date
	December 31,
Asset Category	2009	2008

Cash and money market funds	2.65%	4.77%
U.S. Treasury obligations	3.45%	5.40%
U.S. Government agencies	4.70%	7.50%
Corporate bonds	6.47%	7.22%
Fixed income mutual funds	14.48%	19.13%
Domestic equity securities and mutual funds	68.25%	55.98%

	100.00%	100.00%

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

The discount rate reflects the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency, on the Corporation’s annual measurement date and is subject to change each year. The discount rate is selected on data specific to the Corporation’s plans and employee population. During 2009, the Corporation used a discount rate of 5.98% in the pension liability valuation, a decrease of 88 basis points from the 2008 discount rate.

The average rate of compensation increase for the qualified pension plans was 5.22% in 2009 and 5.22% in 2008. The Corporation used an assumed return on assets of 8.50% for both 2009 and 2008.

Additional information on the assumptions used to value the pension liability is included in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The actuarial assumptions used in the defined benefit pension plan and the postretirement medical and life insurance benefit plan were as follows:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions as of the measurement date*	2009	2008	2007	2009	2008	2007

Discount Rate	5.98%	6.86%	6.25%	4.94%	6.93%	6.25%
Long-term rate of return on assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75% - 5.22%	3.75% - 5.22%	3.75%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	7.0% to 5.0%	7.5% to 5.0%	8.0% to 5.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	9.0% to 5.0%	7.5% to 5.0%	8.0% to 5.0%
Prescription Drugs	—	—	—	9.0% to 5.0%	9.5% to 5.0%	10.0% to 5.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	9.0% to 5.0%	9.5% to 5.0%	10.0% to 5.0%

*	The measurement date is December 31 for 2009 and 2008. The measurement date for 2007 is September 30.

For measurement purposes, the assumed annual rate increase in the per capita cost of non-Medicare covered health care benefits was 7.0% in 2009, decreased gradually to 5.0% in 2014, and Medicare covered health care benefits was 9.0%, decreased gradually to 5.0% in 2018.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 100 basis point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components of net periodic postretirement health care benefit costs	$13	$(15)
Effect on postretirement benefit obligation for health care benefits	$256	$(302)

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Components of Net Periodic Pension/Postretirement Cost
Service cost	$5,290	$5,419	$7,466	$173	$994	$889
Interest cost	11,003	10,319	9,655	1,412	1,771	1,736
Expected return on assets	(11,222)	(11,688)	(11,185)	—	—	—
Prior service costs	392	115	164	(90)	(406)	(541)
Cumulative net loss	3,031	2,983	5,346	63	211	407
Curtailment income	—	—	—	(10,239)	—	—
Adjustment for measurement date change Prior service cost/(credit)	—	44	—	—	(135)	—
Acturial loss	—	994	—	—	71	—

Net periodic pension/postretirement cost	$8,494	$8,186	$11,446	$(8,681)	$2,506	$2,490

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Effective December 31, 2008, the Corporation adopted the final measurement provisions of ASC 715, which required the annual measurement date of a plan’s assets and benefit obligations be as of the date of the employer’s fiscal year-end statement of financial position. Prior to the adoption of this provision, the Corporation had elected a September 30 measurement date to value plan assets and benefit obligations. The following table summarized the effects of adopting the measurement date provision of ASC 715 on the consolidated balance sheet as of December 31, 2008:

SFAS 158
Measurement Date
Adoption Adjustments

Deferred taxes	$189

Total Assets	$189

Pension liabilities	$540

Total Liabilities	$540

Retained Earnings	$(843)
Accumulated other comprehensive loss	492

Total shareholders’ equity	$(351)

Total liabilities and shareholders’ equity	$189

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Change in Benefit Obligation
Projected Benefit Obligation (PBO)/,
Accumulated Postretirement Benefit Obligation (APBO), beginning of year	$163,625	$168,722	$29,221	$29,448
Service cost	5,290	5,419	173	994
Interest cost	11,003	10,319	1,412	1,771
Plan Amendments	1,315	1,522	—	—
Participant contributions	—	—	612	946
Actuarial (loss) gain	22,033	(14,158)	482	(582)
Benefits paid	(9,907)	(12,133)	(2,254)	(4,048)
Curtailment gain	—	—	(9,971)	—
Adjustment for measurement date change	—	3,934	—	692

PBO/APBO, end of year	$193,359	$163,625	$19,675	$29,221

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$99,860	$145,326	$—	$—
Actual return on plan assets	21,868	(32,017)	—	—
Participant contributions	—	—	612	946
Employer contributions	10,978	1,606	1,642	3,102
Benefits paid	(9,907)	(12,133)	(2,254)	(4,048)
Adjustment for measurement date change	—	(2,922)	—	—

Fair Value of Plan Assets, end of year	$122,799	$99,860	$—	$—

Funded Status	$(70,560)	$(63,765)	$(19,675)	$(29,221)
Prior service (benefits) costs	2,696	1,773	—	(3,790)
Cumulative net loss	87,647	79,290	2,220	5,234

Prepaid (accrued) pension/postretirement cost	$19,783	$17,298	$(17,455)	$(27,777)

Amounts recognized in the statement of financial condition consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(70,560)	(63,765)	(19,675)	(29,221)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	90,343	81,063	2,220	1,444

Net amount recognized	$19,783	$17,298	$(17,455)	$(27,777)

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Accumulated Benefit Obligation (“ABO”) for the Corporation’s pension plan was $172.7 million, and $143.9 million for the years ended December 31, 2009 and 2008, respectively. Information for those pension plans that had an ABO in excess of plan assets is as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Aggregate Projected benefit obligation	$193,359	$163,625	n/a	n/a
Aggregate accumulated benefit obligation	172,656	143,935	n/a	n/a
Aggregate fair value of plan assets	122,799	99,860	n/a	n/a

During the years ended December 31, 2009 and 2008, the Corporation received $0.1 million and $0.2 million, respectively, in subsidy payments under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. At December 31, 2009, the projected benefit payments for the pension plans and the postretirement benefit plan, which reflect expected future service, as appropriate, and the Medicare subsidies, totaled $12.3 million and $2.5 million, in 2010 $12.3 million and $2.5 million, in 2011 $12.4 million and $2.2 million, in 2012 $12.2 million and $2.1 million in 2013, $12.7 million and $1.9 million in 2014, and $66.1 million and $6.7 million in years 2015 through 2023, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Prior service cost	$2,696	$1,773	$—	$(3,790)
Cumulative net loss	87,647	79,290	2,220	5,234

Total amount recognized	$90,343	$81,063	$2,220	$1,444

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

Net unrecognized actuarial gains or losses and prior service costs are recognized as an adjustment to accumulated other comprehensive income, net of tax, in the period they arise and, subsequently, recognized as a component of net periodic benefit cost over the average remaining service period of the active employees which is in accordance with the provisions of ASC 715.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total

Prior service cost	$393	$—	$393
Cumulative net loss	$5,707	$15	$5,722

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following is a description of the valuation methodologies used to measure assets held by the pension plans at fair value.

•	United States government securities: Valued at the closing price reported in the active market in which the individual security is traded.

•	United States government agency issues and corporate bonds: Valued using independent evaluated prices which are based on observable inputs, such as available trade information, spreads, bids and offers, and United States Treasury curves.

•	Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

•	Mutual funds: Valued at the net asset value (NAV) of shares held by the pension plans at year end as reported on the active market on which the mutual funds are traded.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Corporation believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Money market funds	$3,600	$—	$—	$3,600
United States government securities	—	4,225	—	4,225
United States government agency issues		5,748		5,748
Corporate bonds	—	7,926	—	7,926
Common stocks	33,418	—	—	33,418
Equity and fixed income mutual funds	67,882	—	—	67,882

Total assets at fair value	$104,900	$17,899	$—	$122,799

13.	Share-Based Compensation

The Corporation’s 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 6,713,301 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense and recognized during the years ended December 31, 2009, 2008 and 2007 was $7.3 million, $4.5 million and $2.1 million, respectively, and the related tax benefit thereto was $2.6 million, $1.6 million and $0.7 million, respectively. Share-based compensation expense related to award granted to employees as well as award granted to directors is recorded in salaries, wages, pension and employee benefits in the consolidated statements of income and comprehensive income.

Certain of the Corporation’s share-based award grants contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation has elected to recognize compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Compensation expense is recognized based on the estimated number of stock options and awards for which service is to be rendered. Upon stock option exercise or stock unit conversion, it is the policy of the Corporation to issue shares from treasury stock.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

The Black-Scholes option pricing model was used to estimate the fair market value of the options at the date of grant. This model was originally developed for use in estimating the fair value of traded options which have different characteristics from the Corporation’s employee stock options. Because of these differences, the Black-Scholes model is not a perfect indicator of value of an employee stock option, but it is commonly used for this purpose. There were no options granted during the year ended December 31, 2009.

A summary of stock option activity under the Plans as of December 31, 2009 and 2008, and changes during the years then ended is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate Intrinsic
Options	Shares (000’s)	Exercise Price	Contractual Term	Value (000’s)

Outstanding at January 1, 2008	6,802	$25.64
Granted	—	—
Exercised	(126)	16.44
Forfeited	(7)	24.25
Expired	(560)	28.41

Outstanding at December 31, 2008	6,109	$25.54	3.15	$691

Granted	—	—
Shares from stock dividend	68	—
Exercised	(154)	18.78
Forfeited	(1)	24.28
Expired	(1,472)	26.15

Outstanding at December 31, 2009	4,550	$25.35	2.92	$402

Exercisable at December 31, 2008	6,010	$25.58	3.08	$691

Exercisable at December 31, 2009	4,542	$25.36	2.92	$402

There were no options granted in the years ended December 31, 2009 and 2008. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0.3 million and $1.2 million, respectively. Cash received from options exercised under all share-based payment arrangement for the years ended

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

December 31, 2009 and 2008 was $2.9 million and $2.1 million, respectively. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.1 million for the year ended December 31, 2009 and $0.4 million for the year ended December 31, 2008.

In June and September 2009, the Corporation issued a $0.13 stock dividend. The Corporation’s Plan includes an anitdilution feature designed to equalize the fair value of the award as a result of an equity restructuring such as the stock dividend. The number of shares available for purchase and the option price were adjusted proportionately by the Board of Directors which resulted in 68,000 additional shares outstanding.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million common shares in the first quarter of 2006 which was adequate to cover option exercises for the full years 2009, 2008 and 2007.

At December 31, 2009 and 2008, there was $2.8 thousand and $0.1 million, respectively of unrecognized compensation cost related to stock options granted under the Plans which will be recognized over a weighted-average period of 0.30 years for the year ended December 31, 2009 and 0.53 years for the year ended December 31, 2008.

Nonvested Stock Awards

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2009 and 2008 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant-Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value

Nonvested at January 1, 2008	438	$21.72
Granted	410	19.88
Vested	(144)	21.87
Forfeited or expired	(26)	20.79

Nonvested at December 31, 2008	678	$20.61

Granted	554	16.53
Vested	(328)	21.18
Forfeited or expired	(54)	18.34

Nonvested at December 31, 2009	850	$17.88

As of December 31, 2009 and 2008, there was $4.3 million and $4.0 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.62 years for the year ended December 31, 2009 and 1.66 years for the year ended December 31, 2008. The total fair value of shares vested during the year ended December 31, 2009 and 2008 was $5.7 million and $3.0 million, respectively.

ASC 718, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of ASC 718 are required to increase capital surplus for a realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. The Corporation adopted ASC

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

718 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption did not have a material impact on financial condition, results of operations, or liquidity.

14.	Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

Condensed Balance Sheets

	As of December 31,
	2009	2008

Assets:
Cash and due from banks	$26,002	$12,667
Investment securities	1,295	1,249
Loans to subsidiaries	128,550	103,550
Investment in subsidiaries, at equity in underlying value of their net assets	957,774	864,586
Other assets	9,466	9,494

Total Assets	$1,123,087	$991,546

Liabilities and Shareholders’ Equity:
Wholesale borrowings	$52,393	$52,440
Accrued and other liabilities	5,067	1,263
Shareholders’ equity	1,065,627	937,843

Total Liabilities and Shareholders’ Equity	$1,123,087	$991,546

Condensed Statements of Income

	Years Ended December 31,
	2009	2008	2007

Income:
Cash dividends from subsidiaries	$31,125	$112,591	$139,111
Other income	2,881	2,708	2,717

	34,006	115,299	141,828
Interest and other expenses	12,065	10,761	11,288

Income before federal income tax benefit and equity in undistributed income of subsidiaries	21,941	104,538	130,540
Federal income benefit	(3,336)	(2,250)	(2,581)

	25,277	106,788	133,121
Equity in undistributed income (loss) of subsidiaries	56,893	12,697	(10,094)

Net income	$82,170	$119,485	$123,027

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$82,170	$119,485	$123,027
Adjustments to reconcile net income to net cash provided by operating activites:
Equity in undistributed (income) loss of subsidiaries	(56,893)	(12,697)	10,094
Increase in Federal income tax payable	3,893	4,291	2,793
Other	(391)	2,177	(3,062)

Net cash provided by operating activities	28,779	113,256	132,852

Investing activities:
Loans to subsidiaries	(318,000)	(186,500)	(115,000)
Repayment of loans to subsidiaries	293,000	173,500	74,500
Payments for investments in and advances to subsidiaries	(350)	—	—
Purchases of investment securities	(46)	(59)	(76)

Net cash used by investing activities	(25,396)	(13,059)	(40,576)

Financing activities:
Conversion of subordinated debt	—	(366)	(40)
Proceeds from short-term borrowings	—	1,000	1,000
Repayment of short-term borrowings	(47)	(2,511)	—
Proceeds from issuance of preferred stock	125,000	—	—
Repurchase of preferred stock	(125,000)	—	—
Repurchase of common stock warrant	(5,025)	—	—
Proceeds from issuance of common stock	79,526	—	—
Cash dividends-preferred	(1,789)	—	—
Cash dividends-common stock	(63,891)	(93,825)	(93,331)
Proceeds from exercise of stock options	2,936	2,103	3,045
Purchase of treasury shares	(1,758)	(747)	(233)

Net cash provided (used) by financing activities	9,952	(94,346)	(89,559)

Net increase in cash and cash equivalents	13,335	5,851	2,717
Cash and cash equivalents at beginning of year	12,667	6,816	4,099

Cash and cash equivalents at end of year	$26,002	$12,667	$6,816

15.	Segment Information

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

management organizational changes. Further, these tools measure financial results that support the strategic objectives and internal organizational structure of the Corporation. Consequently, the information presented is not necessarily comparable with similar information for other financial institutions.

A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.

•	Commercial — The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, cash management services and other depository products.

•	Retail — The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business banking (formerly known as the “micro business” line). Retail offers a variety of retail financial products and services including consumer direct and indirect installment loans, debit and credit cards, debit gift cards, residential mortgage loans, home equity loans and lines of credit, deposit products, fixed and variable annuities and ATM network services. Deposit products include checking, savings, money market accounts and certificates of deposit.

•	Wealth — The wealth line of business offers a broad array of asset management, private banking, financial planning, estate settlement and administration, credit and deposit products and services. Trust and investment services include personal trust and planning, investment management, estate settlement and administration services. Retirement plan services focus on investment management and fiduciary activities. Brokerage and insurance delivers retail mutual funds, other securities, variable and fixed annuities, personal disability and life insurance products and brokerage services. Private banking provides credit, deposit and asset management solutions for affluent clients.

•	Other — The other line of business includes activities that are not directly attributable to one of the three principal lines of business. Included in the Other category are the parent company, eliminations companies, community development operations, the treasury group, which includes the securities portfolio, wholesale funding and asset liability management activities, and the economic impact of certain assets, capital and support function not specifically identifiable with the three primary lines of business.

The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies). Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or repricing characteristics. As a result the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the treasury group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2009, 2008, and 2007:

					FirstMerit
December 31, 2009	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$154,504	$188,491	$17,846	$(12,077)	$348,764
Provision for loan losses	24,110	60,780	8,085	5,458	98,433
Other income	41,344	104,212	32,342	32,403	210,301
Other expenses	92,470	194,848	37,838	27,661	352,817
Net income	51,524	24,098	2,771	3,777	82,170
Averages:
Assets	$4,071,785	$2,864,636	$306,690	$3,550,383	$10,793,494
Loans	4,101,451	2,685,133	297,589	72,810	7,156,983
Earnings assets	4,135,791	2,712,068	297,589	2,779,786	9,925,234
Deposits	1,934,036	4,708,554	533,039	333,959	7,509,588
Economic Capital	258,925	188,586	42,796	559,618	1,049,925

					FirstMerit
December 31, 2008	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$156,403	$190,455	$16,614	$(7,283)	$356,189
Provision for loan losses	19,990	37,962	1,056	(405)	58,603
Other income	40,516	113,995	33,855	13,070	201,436
Other expenses	89,808	191,027	36,589	13,209	330,633
Net income	56,628	49,049	8,336	5,472	119,485
Averages:
Assets	$4,015,407	$2,931,259	$311,435	$3,291,341	$10,549,442
Loans	4,042,370	2,796,399	306,406	58,771	7,203,946
Earnings assets	4,076,392	2,832,885	306,406	2,514,226	9,729,909
Deposits	1,937,237	4,620,774	458,711	400,860	7,417,582
Economic Capital	241,663	192,114	41,937	460,374	936,088

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

					FirstMerit
December 31, 2007	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$151,490	$193,231	$17,917	$(25,092)	$337,546
Provision for loan losses	7,872	21,260	2,658	(955)	30,835
Other income	41,361	104,946	35,717	14,899	196,923
Other expenses	79,183	194,512	35,962	20,569	330,226
Net income	68,767	53,562	9,759	(9,061)	123,027
Averages:
Assets	$3,742,894	$2,998,057	$340,716	$3,237,121	$10,318,788
Loans	3,762,293	2,840,612	339,259	29,300	6,971,464
Earnings assets	3,801,143	2,891,424	339,324	2,450,868	9,482,759
Deposits	1,898,925	4,729,292	436,072	389,632	7,453,921
Economic Capital	243,845	191,899	47,237	392,545	875,526

16.	Fair Value Measurement

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Financial Instruments Measured at Fair Value

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$3,264	$2,513,291	$42,447	$2,559,002
Residential loans held for sale	—	16,828	—	16,828
Derivative assets	—	28,120	—	28,120

Total assets at fair value on a recurring basis	$3,264	$2,558,239	$42,447	$2,603,950

Derivative liabilities	—	58,486	—	58,486

Total liabilities at fair value on a recurring basis	$—	$58,486	$—	$58,486

Note:	There were no significant transfers between Levels 1 2 of the hierarchy during the year ended December 31, 2009,

Available-for-sale securities.  When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

For certain available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service or independent brokers. The detail by level is shown in the table below.

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes

U.S. government agencies	3	$31,897	—	$—
U.S States and political subdivisions	469	294,119	—	—
Residential mortgage-backed securities:
U.S. government agencies	175	1,604,965	—	—
Residential collateralized mortgage securities:
U.S. government agencies	57	582,305	1	2
Non-agency	1	5	1	17
Corporate debt securities	—	—	8	42,428

	705	$2,513,291	10	$42,447

Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. On a quarterly basis, the Corporation obtains from the independent pricing service the inputs used to value a sample of securities held in portfolio. The Corporation reviews these inputs to ensure the appropriate

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

classification, within the fair value hierarchy, is ascribed to a fair value measurement in its entirety. In addition, all fair value measurement are reviewed to determine the reasonableness of the measurement relative to changes in observable market data and market information received from outside market participants and analysts.

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

Derivatives.  The Corporation’s derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the year ended December 31, 2009.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2009 are summarized follows:

Total changes
		Total	Purchases, sales		Fair Value	in fair values
	Fair Value	realized/unrealized	issuances		twelve months ended	included in current
	January 1, 2009	gains/(losses)(a)	settlements, net	Transfers	December 31, 2009	period earnings

Other debt securities	$31,385	$11,062	$—	$—	$42,447	$—

(a)	Reported in other comprehensive income (loss)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value. The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Mortgage servicing rights	$—	$—	$22,241	$22,241
Impaired and nonaccrual loans	—	—	71,349	71,349
Other property(1)	—	—	13,265	13,265

Total assets at fair value on a nonrecurring basis	$—	$—	$106,855	$106,855

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.

Mortgage Servicing Rights.  The Corporation carries its mortgage servicing rights at lower of cost or fair value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its mortgage servicing rights. Since the valuation model uses significant unobservable inputs, the Corporation classifies mortgage servicing rights as Level 3.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

Impaired and nonaccrual loans.  Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or price opinions. These measurements were classified as Level 3.

Other Property.  Other property includes foreclosed assets and properties securing residential and commercial loans. Assets acquired through, or in lieu of, loan foreclosures are recorded initially at the lower of the loan balance or fair value, less estimated selling costs, upon the date of foreclosure. Fair value is based upon appraisals or third-party price opinions and, accordingly, considered a Level 3 classification. Subsequent to foreclosure, valuations are updated periodically, and the assets may be marked down further, reflecting a new carrying amount.

Disclosures about Fair Value of Financial Instruments

The carrying amount and fair value of the Corporation’s financial instruments are shown below.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

	At December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$2,744,838	$2,744,838	$2,772,848	$2,772,848
Net loans	6,808,397	6,362,674	7,321,856	6,727,645
Loan held for sale	16,828	16,828	11,141	11,141
Cash and due from banks	161,033	161,033	178,406	178,406
Accrued interest receivable	39,274	39,274	42,481	42,481
Mortgage servicing rights	20,784	22,241	18,778	18,803
Derivative assets	28,120	28,120	42,445	42,445
Financial liabilities:
Deposits	$7,515,796	$7,519,604	$7,597,679	$7,620,870
Federal funds purchased and securities sold under agreements to repurchase	996,345	998,645	921,390	921,808
Wholesale borrowings	740,105	745,213	1,344,195	1,350,942
Accrued interest payable	11,336	11,336	29,018	29,018
Derivative liabilities	58,486	58,486	99,881	99,881

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

Mortgage servicing rights — See Financial Instruments Measured at Fair Value above.

Deposits — The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, are established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

Federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings — The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

Accrued interest payable — The carrying amount is considered a reasonable estimate of fair value.

Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.

Financial instruments recorded at Fair Value

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

The following table reflects the differences, as of December 31, 2009, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal

Loans held for sale reported at fair value	$16,828	$16,679	$149

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.

Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value included in earnings for the year ended December 31, 2009 was not significant.

17.	Derivatives and Hedging Activities

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

The predominant derivative and hedging activities include interest rate swaps and certain mortgage banking activities. Generally, these instruments help the Corporation manage exposure to market risk, and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

affected by fluctuations in external factors, such as interest rates, market-driven rates and prices or other economic factors.

Derivatives Designated in Hedge Relationships

The Corporation uses interest rate swaps to modify its exposure to interest rate risk. For example, the Corporation employs fair value hedging strategies to convert specific fixed-rate loans into variable-rate instruments. Gains or losses on the derivative instrument as well as the offsetting gains or losses on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. The Corporation also employs cash flow hedging strategies to effectively convert certain floating-rate liabilities into fixed-rate instruments. The effective portion of the gains or losses on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gains or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the current earnings.

At December 31, 2009 and 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value(a)	Amount	Value(a)	Amount	Value(b)	Amount	Value(b)
Interest rate swaps:
Fair value hedges	$1,452	$—	$—	$—	$398,895	$27,769	$479,801	$49,552
Cash flow hedges	—	—	—	—	—	—	100,000	875

Total	$1,452	$—	$—	$—	$398,895	$27,769	$579,801	$50,427

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

The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009, and there were no Federal Funds interest rate swaps outstanding as of December 31, 2009.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

For the years ended December 31, 2009, 2008 and 2007, the amount of the hedge effectiveness on cash flow hedges recognized in OCI and reclassified from OCI into other income as well as the amount of hedge ineffectiveness recognized in other income was as follows:

Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Recognized in	Reclassified	Recognized in	Recognized in	Reclassified	Recognized in	Recognized in	Reclassified	Recognized in
	OCI on	from	Income on	OCI on	from	Income on	OCI on	from	Income on
	Derivative	Accumulated	Derivative	Derivative	Accumulated	Derivative	Derivative	Accumulated	Derivative
	(Effective	OCI into	(Ineffective	(Effective	OCI into	(Ineffective	(Effective	OCI into	(Ineffective
	Portion)	Income	Portion)	Portion)	Income	Portion)	Portion)	Income	Portion)

Interest rate swaps	$—	$692	$328	$94	$(974)	$601	$(1,249)	$(611)	$(36)

Derivatives Not Designated in Hedge Relationships

At December 31, 2009 and 2008, the notional or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value(a)	Amount	Value(a)	Amount	Value(b)	Amount	Value(b)
Interest rate swaps	$639,285	$26,840	$469,133	$42,371	$686,947	$30,717	$519,815	$49,454
Mortgage loan commitments	55,023	396	58,021	591	—	—	—	—
Forward sales contracts	67,085	884	67,027	(517)	—	—	—	—
TBA Securities	—	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	62,458	—	88,848	—
Other	—	—	—	—	18,171	—	10,897	—

Total	$761,393	$28,120	$594,181	$42,445	$767,576	$30,717	$619,560	$49,454

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

The Corporation has other interest rate swaps associated with fixed rate commercial loans with a notional value of $47.7 million as of December 31, 2009. These swaps are also accounted for as standalone derivatives. This portfolio of interest rate swaps was terminated in January 2010.

Mortgage banking.  In the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one in which the Corporation has entered

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

into a written mortgage loan commitment with a potential borrower that will be held for resale. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market.

Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon an interest rate lock loan commitment at one lender and enter into a new lower interest rate lock loan commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment.

Written loan commitments in which the borrower has locked in an interest rate results in market risk to the Corporation to the extent market interest rates change from the rate quoted to the borrower. The Corporation economically hedges the risk of changing interest rates associated with its interest rate lock commitments by entering into forward sales contracts.

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

The Corporation periodically enters into derivative contracts by purchasing TBA Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. The Corporation held no outstanding TBA Securities contracts as of December 31, 2009 and 2008.

Credit contracts.  Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

have performed had it entered into these derivative instruments directly with the commercial loan customers. At December 31, 2009, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.2 million as of December 31, 2009. The fair values of the written swap participations were not material at December 31, 2009 and 2008.

Gains and losses recognized in income on non-designated hedging instruments for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized
Derivatives not	Recognized	in Income on Derivative
designated as hedging	in Income on	Year Ended
instruments	Derivative	December 31, 2009	December 31, 2008	December 31, 2007

Interest rate swaps	Other expense	$(3,877)	$—	—
Mortgage loan commitments	Other income	(195)	591	—
Forward sales contracts	Other income	1,401	(517)	—
TBA Securities	Other income	(4,451)	2,051	—
Credit contracts	Other income	—	—	—

Total		$(7,122)	$2,125	—

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association (“ISDA”). These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $70.0 million and $99.4 million as of December 31, 2009 and 2008, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

18.	Commitments and Contingencies

Obligations Under Non-cancelable Leases

The Corporation is obligated under various non-cancelable operating leases on branch offices. Minimum future rental payments under non-cancelable operating leases at December 31, 2009 are as follows:

Lease
At December 31,	Commitments

2010	$5,370
2011	4,909
2012	4,068
2013	3,492
2014	2,787
2015-2028	11,282

$31,908

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 17 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. Additional information pertaining to this allowance is included in Note 4 (Loans and Allowance for Loan Losses) and under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2009 and 2008. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
	2009	2008

Loan Commitments
Commerical	$1,397,045	$1,335,749
Consumer	1,596,834	1,699,648

Total loan commitments	$2,993,879	$3,035,397

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2009 and 2008.

	At December 31,
	2009	2008

Financial guarantees
Standby letters of credit	$156,374	$160,805
Loans sold with recourse	60,068	81,779

Total loan commitments	$216,442	$242,584

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $91.7 million and $82.0 million at December 31, 2009 and 2008, respectively, the remaining guarantees extend in varying amounts through 2014.

In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. An allowance of $3.0 million and $5.3 million was established as of December 31, 2009 and 2008, respectively.

Litigation

The Corporation and its subsidiaries are from time to time engaged in various matters of litigation, other assertions of improper or fraudulent loan practices or lending violations, and other matters. In addition, as part of the ordinary course of business, the Corporation and its subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to its regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, the Corporation believes that damages, if any, and other amounts relating to pending matters are not likely to be material to the consolidated financial position or results of operations. Reserves are established for these various matters of litigation, when appropriate under ASC Topic 450, Contingencies, based in part upon the advice of legal counsel.

19.	Shareholders’ Equity

Capital Transactions

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

On May 6, 2009, the Corporation entered into a Distribution Agency Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which the Corporation, from time to time, may offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions, or as otherwise agreed with Credit Suisse. At December 31, 2009, the Corporation had sold 4.3 million shares with an average value of $18.98 per share and has authorization to raise an additional $19.0 million through this program.

Earnings per Share

The reconciliation of the numerator and denominator used in the basic earnings per share calculation to the numerator and denominator used in the diluted earnings per share calculation is presented as follows:

	Years Ended December 31,
	2009	2008	2007

Basic EPS:
Net income	$82,170	$119,485	$123,027
Less: preferred dividend	(6,167)	—	—
Less: accretion of preferred stock discount	(204)	—	—

Net income available to common shareholders	$75,799	$119,485	$123,027

Average common shares outstanding*	84,678,045	82,059,662	81,593,144

Basic net income per share*	$0.90	$1.46	$1.51

Diluted EPS:
Income available to common shareholders	$75,799	$119,485	$123,027
Add: interest expense on convertible bonds, net of tax	—	5	16

Income used in diluted earnings per share calculation	$75,799	$119,490	$123,043

Average common shares outstanding*	84,678,045	82,059,662	81,593,144
Add: common stock equivalents:
Stock option plans	8,102	23,548	94,622
Convertible debentures/preferred securities	—	14,228	43,520

Average common and common stock equivalent shares outstanding*	84,686,147	82,097,438	81,731,286
Diluted net income per share*	$0.90	$1.46	$1.51

*	Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

For the years ended December 31, 2009, 2008, and 2007, options to purchase 4.9 million shares, 6.4 million shares and 6.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2009 and 2008, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

At December 31, 2009 and 2008, the most recent notification from the OCC categorized FirstMerit Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized FirstMerit Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed First Merit Bank’s categorization as “well capitalized.”

Consolidated

				Adequately
	Actual			Capitalized:			Well Capitalized:
As of December 31, 2009	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,071,682	13.34%	>	$642,670	8.00%	>	$803,337	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$971,013	12.09%	>	$321,335	4.00%	>	$482,002	>	6.00%

Tier I Capital (to Average Assets)	$971,013	9.39%	>	$413,842	4.00%	>	$517,303	>	5.00%

Consolidated

				Adequately
	Actual			Capitalized:			Well Capitalized:
As of December 31, 2008	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$1,007,679	11.80%	>	$683,403	8.00%	>	$854,254	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$870,870	10.19%	>	$341,702	4.00%	>	$512,553	>	6.00%

Tier I Capital (to Average Assets)	$870,870	8.19%	>	$425,481	4.00%	>	$531,851	>	5.00%

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Bank Only

				Adequately
	Actual			Capitalized:			Well Capitalized:
As of December 31, 2009	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$922,919	11.51%	>	$641,231	8.00%	>	$801,539	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$826,517	10.31%	>	$320,615	4.00%	>	$480,923	>	6.00%

Tier I Capital (to Average Assets)	$826,517	8.00%	>	$413,040	4.00%	>	$516,300	>	5.00%

Bank Only

				Adequately
	Actual			Capitalized:			Well Capitalized:
As of December 31, 2008	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total Capital (to Risk Weighted Assets)	$895,703	10.51%	>	$681,973	8.00%	>	$852,466	>	10.00%

Tier I Capital (to Risk Weighted Assets)	$762,634	8.95%	>	$340,986	4.00%	>	$511,480	>	6.00%

Tier I Capital (to Average Assets)	$762,634	7.18%	>	$424,764	4.00%	>	$530,955	>	5.00%

21.	Subsequent Events (unaudited)

On February 19, 2010, FirstMerit Bank, N.A., completed the previously announced acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. Based on the January 31, 2010 pre-closing balance sheet, the acquisition included the assumption of approximately $1.2 billion in deposits and the purchase of $330.4 million of loans and certain other assets of First Bank associated with the acquired branch locations. In consideration of the purchased assets and transferred liabilities, FirstMerit Bank paid to First Bank a 3.50% deposit premium on the total deposits assumed on February 19, 2010, or $42.1 million based on the January 31, 2010 pre-closing balance sheet. In accordance with the purchase and assumption agreement, total deposits assumed and loans and other assets purchased are subject to change based on receipt and review of the February 19, 2010 closing balance sheet; the consideration paid will be adjusted accordingly. This acquisition will be accounted for under the acquisition method in accordance with ASC 805. The fair value of the assets acquired and liabilities assumed have yet to be determined.

On February 19, 2010 the Corporation acquired, through its subsidiary FirstMerit Bank, N.A., the operations of George Washington Savings Bank, the subsidiary of George Washington Savings Bancorp, through a purchase and assumption agreement with the FDIC. The Illinois Department of Financial and Professional Regulations, Division of Banking, declared George Washington Savings Bank closed on February 19, 2010 and appointed the FDIC as receiver. As of January 30, 2010, George Washington Savings Bank had approximately $393 million in loans which will be subject to a loss-sharing agreement with the FDIC.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

22.	Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2009 and 2008 are summarized as follows:

		Quarters
		First	Second	Third	Fourth

Total interest income	2009	$119,356	$116,159	$113,671	$110,341

	2008	$145,524	$135,771	$137,150	$135,381

Total interest expense	2009	$32,462	$29,044	$26,294	$22,963

	2008	$61,225	$48,240	$46,029	$42,143

Net interest income	2009	$86,894	$87,115	$87,377	$87,378

	2008	$84,299	$87,531	$91,121	$93,238

Provision for loan losses	2009	$18,065	$26,521	$23,887	$29,960

	2008	$11,521	$14,565	$15,531	$16,986

Net income	2009	$29,434	$15,495	$22,763	$14,478

	2008	$31,443	$29,153	$29,753	$29,136

Net income per basic share*	2009	$0.33	$0.13	$0.27	$0.17

	2008	$0.38	$0.36	$0.37	$0.35

Net income per diluted share*	2009	$0.33	$0.13	$0.27	$0.17

	2008	$0.38	$0.36	$0.37	$0.35

*	Per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria and was effective. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired FBBC ABL loans, which is included in the 2009 consolidated financial statements and constituted 0.88% of total assets as of December 31, 2009.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation

We have audited the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of FirstMerit Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Akron, Ohio
February 25, 2010

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation

We have audited FirstMerit Corporation’s (“FirstMerit”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired First Bank Business Capital, Inc.’s (FBBC) asset based lending (ABL) business, which is included in the 2009 consolidated financial statements of FirstMerit Corporation and constituted 0.88% of total assets as of December 31, 2009. Our audit of internal control over financial reporting of FirstMerit Corporation also did not include an evaluation of the internal control over financial reporting of FBBC’s ABL business.

In our opinion, FirstMerit maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Akron, Ohio
February 25, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

FirstMerit Corporation’s Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 105 of this Annual Report, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria and is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired FBBC ABL loans, which is included in the 2009 consolidated financial statements and constituted 0.88% of total assets as of December 31, 2009.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2009.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the Annual Meeting of Shareholders to be held on April 21, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1 — Election of Directors” in FirstMerit’s definitive proxy statement relating to the 2010 Annual Meeting to be filed with the SEC (“FirstMerit’s 2010 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in FirstMerit’s 2010 Proxy Statement.

Committee Charters; Code of Business Conduct and Ethics

FirstMerit has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that covers all employees, including its principal executive, financial and accounting officers, and is posted on FirstMerit’s website www.firstmerit.com. In the event of any amendment to, or waiver from, a provision of the Code of Ethics that applies to its principal executive, financial or accounting officers, FirstMerit intends to disclose such amendment or waiver on its website.

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in FirstMerit’s 2010 Proxy Statement. These procedures have not materially changed from those described in FirstMerit’s definitive proxy materials for the 2009 Annual Meeting of Shareholders held on April 15, 2009.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors — Audit Committee” in FirstMerit’s 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in FirstMerit’s 2010 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Compensation Interlocks and Insider Participation” in FirstMerit’s 2010 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in FirstMerit’s 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in FirstMerit’s 2010 Proxy Statement.

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	available for grant
	Options, Warrants	Options, Warrants	for Options,
	and Rights	and Rights	Warrants and Rights
Plan category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999	1,933,487	26.32	—
2002	2,009,809	24.89	—
2002D	89,000	23.61	—
2006	448,438	23.95	2,163,567
2006D	69,000	22.04	—

Total	4,549,734		2,163,567

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENT

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in FirstMerit’s 2010 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in FirstMerit’s 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in FirstMerit’s 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets as of December 31, 2009 and 2008;

Consolidated Statements of Income for Years ended December 31, 2009, 2008, and 2007;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2009, 2008, and 2007;

Consolidated Statements of Cash Flows for Years ended December 31, 2009, 2008, and 2007;

Notes to Consolidated Financial Statements for Years ended December 31, 2009, 2008, and 2007;

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

(c) See subparagraph (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 25th day of February, 2010.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig Paul G. Greig Chairman, Chief Executive Officer and Director (principal executive officer)	/s/ Terrence E. Bichsel Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Steven H. Baer* Steven H. Baer Director	/s/ R. Cary Blair* R. Cary Blair Director

/s/ Karen S. Belden* Karen S. Belden Director	/s/ Robert W. Briggs* Robert W. Briggs Director

/s/ John C. Blickle* John C. Blickle Director	/s/ Gina D. France* Gina D. France Director

/s/ Richard Colella* Richard ColellaDirector	/s/ J. Michael Hochschwender* J. Michael Hochschwender Director

/s/ Terry L. Haines* Terry L. Haines Director	/s/ Philip A. Lloyd, II* Philip A. Lloyd, II Director

/s/ Clifford J. Isroff* Clifford J. Isroff Director	/s/ Richard N. Seaman* Richard N. Seaman Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/  J. Bret Treier
J. Bret Treier, Attorney-in-Fact

Dated: February 25, 2010

Exhibit Index

Exhibit
Number		Description

3.1		Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC by FirstMerit on February 18, 2009).
3.2		Second Amended and Restated Code of Regulations of FirstMerit Corporation as amended (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC by FirstMerit on February 18, 2009).
4.1		Indenture dated as of February 13, 1998, between Firstar Bank Milwaukee, National Association, as trustee, and Signal Corp. (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-52581-01) filed with the SEC by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.2		Amended and Restated Declaration of Trust of FirstMerit Capital Trust I, fka Signal Capital Trust I, dated as of February 13, 1998 (incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-4 (No. 333-52581-01) filed with the SEC by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.3		Form of Capital Security Certificate (incorporated by reference from Exhibit 4.6 to the Registration Statement on Form S-4 (No. 333-52581-01) filed with the SEC by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.4		Series B Capital Securities Guarantee Agreement (incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-4 (No. 333-52581-01) filed with the SEC by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.5		Form of 8.67% Junior Subordinated Deferrable Interest Debenture, Series B (incorporated by reference from Exhibit 4.2 to the Registration Statement on Form S-4 (No. 333-52581-01) filed with the SEC by FirstMerit Capital Trust I, fka Signal Capital Trust I, on May 13, 1998).
4.6		Supplemental Indenture dated as of February 12, 1999, between FirstMerit and Firstar Bank Milwaukee, National Association, as trustee, relating to the obligations of FirstMerit Capital Trust I, fka Signal Capital Trust I (incorporated by reference from Exhibit 4.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC by FirstMerit on March 22, 1999).
4.7		Letter Agreement dated January 9, 2009, including the Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on January 12, 2009) [Note: Annex A to the Securities Purchase Agreement is not included therewith; filed as Exhibit 3.2 to Current Report on Form 8-K filed with the SEC by FirstMerit on January 12, 2009].
4.8		Form of Warrant to purchase 952,260 Common Shares of FirstMerit, issued to the United States Department of the Treasury on January 9, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on January 12, 2009).
10.1		Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on December 7, 2006).
10	.2*	Amended and Restated 1997 Stock Plan (incorporated by reference from Exhibit 1.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the SEC by FirstMerit on March 9, 2001).
10	.3*	First Amendment to the Amended and Restated 1997 Stock Plan (incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.4*	Amended and Restated 1999 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, filed with the SEC by FirstMerit on April 30, 2001).
10	.5*	First Amendment to the Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).

Exhibit
Number		Description

10	.6*	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC by FirstMerit on April 30, 2006).
10	.7*	First Amendment to the Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC by FirstMerit on February 18, 2009).
10	.8*	Amended and Restated 2006 Equity plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.9*	First Amendment to the Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.10*	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.11*	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.12*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.13*	Form of Amended and Restated Membership Agreement with respect to the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC by FirstMerit on March 22, 1999).
10	.14*	2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.15*	Amendment to the Supplemental Executive retirement plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.16*	Amended and Restated Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.17*	Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.18*	2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.19*	First Amendment to the 2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.20*	Executive Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the SEC by FirstMerit on April 30, 2002).
10	.21*	Long-Term Disability Benefit Summary (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.22*	Director Compensation Summary (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC by FirstMerit on February 18, 2009).
10	.23*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).

Exhibit
Number		Description

10	.24*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10	.25*	Form of Displacement Agreement (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit on November 5, 2004).
10	.26*	Form of Director and Officer Indemnification Agreement and Undertaking (incorporated by reference from Exhibit 10.35 to the Annual Report on Form 10-K/A filed by FirstMerit on April 30, 2002).
10	.27*	Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10	.28*	Amended and Restated Change in Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10	.29*	Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC by FirstMerit on February 18, 2009).
10	.30*	Restricted Stock Award Agreement of Paul G. Greig, dated May 15, 2006 (incorporated by reference from Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC by FirstMerit on February 18, 2007).
10	.31*	Form of Director Initial Restricted Stock Award (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.32*	Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.33*	Form of Employee restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.34*	Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.35*	Form of Director Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.36*	Form of Employee Nonqualified Stock Option Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2 2008).
10	.37*	Form of Employee Nonqualified Stock Option Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC by FirstMerit on May 2, 2008).
10	.38*	Form of Letter Agreement dated January 9, 2009, between FirstMerit Corporation and its Senior Executive Officers (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC by FirstMerit on January 12, 2009) [Note: Appendix A is not included therewith; filed as part of Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC by FirstMerit on January 12, 2009].
10.39		Credit Agreement by and between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10.40		First Amendment to the Credit Agreement between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.40 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10.41		Line of Credit Letter Agreement between FirstMerit Corporation and PNC Bank, N.A. (incorporated by reference from Exhibit 10.41 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10.42		Committed Line of Credit Note between FirstMerit Corporation and PNC Bank, N.A. (incorporated by reference from Exhibit 10.42 to the Annual Report on Form 10-K filed by FirstMerit on February 18, 2009).
10.43		Repurchase Letter Agreement dated April 22, 2009, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on April 22, 2009).
10.44		Distribution Agency Agreement dated May 6, 2009, between FirstMerit and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on May 6, 2009).

Exhibit
Number	Description

10.45	Warrant Repurchase Letter Agreement dated May 27, 2009, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on May 27, 2009).
10.46	Purchase and Assumption Agreement dated November 11, 2009, between FirstMerit Bank, N.A. and First Bank (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit on November 12, 2009).
12	Computation of Consolidated Ratios of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of FirstMerit (filed herewith).
23	Consent of Ernst & Young LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).