Form 10-Q
period 2010-03-31
FIRSTMERIT CORP /OH/
filed 2010-05-10
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
(Do not check if smaller reporting company)
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
     As of May 6, 2010, 91,184,700 shares, without par value, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2009, which is derived from the	March 31,	December 31,	March 31,
audited financial statements)	2010	2009	2009
ASSETS
Cash and due from banks	$721,938	$161,033	$179,397
Investment securities
Held-to-maturity	67,256	50,686	30,588
Available-for-sale	3,102,407	2,565,943	2,576,637
Other investments	131,376	128,209	128,007
Loans held for sale	16,009	16,828	22,408
Noncovered Loans:
Commercial loans	4,389,859	4,066,522	4,344,915
Mortgage loans	447,575	463,416	524,909
Installment loans	1,382,522	1,425,373	1,533,885
Home equity loans	766,073	753,112	741,073
Credit card loans	145,029	153,525	141,597
Leases	59,464	61,541	64,384

Total noncovered loans	7,190,522	6,923,489	7,350,763
Less: allowance for loan losses	(117,806)	(115,092)	(106,257)

Net noncovered loans	7,072,716	6,808,397	7,244,506
Covered loans (includes loss share receivable of $108 million)	277,315	—	—

Net loans	7,350,031	6,808,397	7,244,506
Premises and equipment, net	164,408	125,205	130,920
Goodwill	187,945	139,598	139,245
Intangible assets	5,659	1,158	1,316
Other real estate covered by FDIC loss share	11,415	—	—
Accrued interest receivable and other assets	565,004	542,845	519,152

Total assets	$12,323,448	$10,539,902	$10,972,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,217,714	$2,069,921	1,848,200
Demand-interest bearing	686,503	677,448	669,789
Savings and money market accounts	4,103,657	3,408,109	2,763,058
Certificates and other time deposits	2,362,135	1,360,318	2,397,166

Total deposits	9,370,009	7,515,796	7,678,213

Federal funds purchased and securities sold under agreements to repurchase	896,330	996,345	804,525
Wholesale borrowings	677,715	740,105	1,134,152
Accrued taxes, expenses, and other liabilities	224,041	222,029	271,017

Total liabilities	11,168,095	9,474,275	9,887,907

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Fixed-Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference; authorized and issued 125,000 shares	—	—	120,622
Common stock, without par value: authorized 300,000,000 shares; issued 97,521,571, 93,633,871 and 92,026,350 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	127,937	127,937	127,937
Common stock warrant	—	—	4,582
Capital surplus	171,330	88,573	84,876
Accumulated other comprehensive loss	(20,983)	(25,459)	(38,634)
Retained earnings	1,047,827	1,043,625	1,057,681
Treasury stock, at cost, 6,711,936, 6,629,995 and 10,609,284 shares at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	(170,758)	(169,049)	(272,795)

Total shareholders’ equity	1,155,353	1,065,627	1,084,269

Total liabilities and shareholders’ equity	$12,323,448	$10,539,902	$10,972,176

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(In thousands except per share data)	2010	2009
Interest income:
Interest and fees on loans, including held for sale	$83,150	$87,799
Investment securities
Taxable	24,870	28,295
Tax-exempt	3,339	3,262

Total investment securities interest	28,209	31,557
Other earning assets	495	—

Total interest income	111,854	119,356

Interest expense:
Interest on deposits:
Demand-interest bearing	152	155
Savings and money market accounts	7,601	5,377
Certificates and other time deposits	6,406	18,588
Interest on securities sold under agreements to repurchase	1,127	999
Interest on wholesale borrowings	6,174	7,343

Total interest expense	21,460	32,462

Net interest income	90,394	86,894
Provision for loan losses	25,493	18,065

Net interest income after provision for loan losses	64,901	68,829

Other income:
Trust department income	5,281	4,790
Service charges on deposits	15,366	14,163
Credit card fees	11,558	11,084
ATM and other service fees	2,509	2,606
Bank owned life insurance income	5,652	3,015
Investment services and insurance	1,928	2,918
Loan sales and servicing income	3,237	2,335
Gain on acquistion	5,090	—
Gain on post medical retirement curtailment	—	9,543
Other operating income	3,328	4,734

Total other income	53,949	55,188

Other expenses:
Salaries, wages, pension and employee benefits	48,156	42,682
Net occupancy expense	7,140	6,871
Equipment expense	6,050	5,797
Stationery, supplies and postage	2,693	2,275
Bankcard, loan processing and other costs	7,818	7,842
Professional services	5,237	3,480
Amortization of intangibles	234	87
FDIC expense	3,765	2,556
Other operating expense	12,920	11,613

Total other expenses	94,013	83,203

Income before federal income tax expense	24,837	40,814
Federal income tax expense	6,816	11,380

Net income	$18,021	$29,434

Other comprehensive income, net of taxes
Unrealized securities’ holding gain, net of taxes	$4,476	$15,817
Unrealized hedging loss, net of taxes	—	(94)
Minimum pension liability adjustment, net of taxes	—	(277)

Total other comprehensive gain, net of taxes	4,476	15,446

Comprehensive income	$22,497	$44,880

Net income applicable to common shares	$18,021	$27,563

Net income used in diluted EPS calculation	$18,021	$27,563

Weighted average number of common shares outstanding — basic*	87,771	82,514

Weighted average number of common shares outstanding — diluted*	87,777	82,523

Basic earnings per share *	$0.21	$0.33

Diluted earnings per share *	$0.21	$0.33

Dividend per share	$0.16	$0.29

*	Average outstanding shares and per share data as of March 31, 2009 are restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.
The accompaning notes are an integral part of the consoldiated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Common		Other			Total
(Unaudited)	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
(In thousands)	Stock	Stock	Warrant	Surplus	Income	Earnings	Stock	Equity
Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843
Net income	—	—	—	—	—	67,692	—	67,692
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.61 per share)	—	—	—	—	—	(50,286)	—	(50,286)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (2,400 shares)	—	—	—	(18)	—	—	58	40
Nonvested (restricted) shares granted (536,058 shares)	—	—	—	(13,154)	—	—	13,151	(3)
Treasury shares purchased (118,736 shares)	—	—	—	500	—	—	(2,197)	(1,697)
Deferred compensation trust (29,597 shares)	—	—	—	(32)	—	—	32	—
Share-based compensation	—	—	—	6,270	—	—	—	6,270
Issuance of common stock (3,267,751 shares)	—	—	—	(24,561)	—	—	84,517	59,956
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	—	—	(204)	—	125,000
Net unrealized gains on investment securities, net of taxes	—	—	—	—	47,568	—	—	47,568
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(831)	—	—	(831)

Balance at March 31, 2009	$120,622	$127,937	$4,582	$69,572	$(7,437)	$1,047,130	$(172,737)	$1,189,669

Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	18,021	—	18,021
Cash dividends — common stock ($0.16 per share)	—	—	—	—	—	(13,819)	—	(13,819)
Options exercised (29,161 shares)	—	—	—	(185)	—	—	677	492
Nonvested (restricted) shares granted (4,375 shares)	—	—	—	(99)	—	—	99	—
Treasury shares purchased (115,477 shares)	—	—	—	523	—	—	(2,509)	(1,986)
Deferred compensation trust (8,828 shares)	—	—	—	(24)	—	—	24	—
Share-based compensation	—	—	—	2,543	—	—	—	2,543
Issuance of common stock (3,887,700 shares)	—	—	—	79,999	—	—	—	79,999
Net unrealized gains on investment securities, net of taxes	—	—	—	—	4,476	—	—	4,476

Balance at March 31, 2010	$—	$127,937	$—	$171,330	$(20,983)	$1,047,827	$(170,758)	$1,155,353

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Unaudited)	March 31,
(In thousands)	2010	2009
Operating Activities
Net income	$18,021	$29,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,493	18,065
Depreciation and amortization	5,277	4,938
Accretion	(3,116)	(889)
Amortization of investment securities premiums, net	1,971	851
Post medical retirement curtailment gain	—	(9,543)
Gain on acquisition	(5,090)	—
Originations of loans held for sale	(79,771)	(130,899)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	81,893	120,558
Gains on sales of loans, net	(1,303)	(926)
Net change in assets and liabilities
(Increase) decrease in interest receivable	(1,633)	2,589
Increase (decrease) in interest payable	1,415	(421)
Increase in prepaid assets	(719)	(5,175)
Increase (decrease) in accounts payable	2,114	(9,616)
(Decrease) increase in taxes payable	(4,297)	6,243
Decrease (increase) in other receivables	741	(24)
(Increase) decrease in other assets	(5,688)	68
Other increases (decreases)	8,203	(8,394)

NET CASH PROVIDED BY OPERATING ACTIVITIES	43,511	16,859
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	12,161	16,552
Available-for-sale — maturities	153,567	158,998
Purchases of available-for-sale investment securities	(714,255)	(97,745)
Net (increase) decrease in loans and leases	(12,299)	55,776
Purchases of premises and equipment	(2,266)	(2,619)
Sales of premises and equipment	—	32
Net cash acquired from acquisitions	931,060	—

NET CASH PROVIDED IN INVESTING ACTIVITIES	367,968	130,994
Financing Activities
Net (decrease) increase in demand accounts	(3,671)	213,840
Net increase in savings and money market accounts	232,767	250,727
Net increase (decrease) in certificates and other time deposits	18,049	(384,033)
Net decrease in securities sold under agreements to repurchase	(100,015)	(116,865)
Net decrease in wholesale borrowings	(62,390)	(210,043)
Net proceeds from issuance of preferred stock	—	125,000
Net proceeds from issuance of common stock	79,999	—
Cash dividends — preferred	—	(1,667)
Cash dividends — common	(13,819)	(23,317)
Purchase of treasury shares	(1,986)	(542)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	492	38

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	149,426	(146,862)

Increase in cash and cash equivalents	560,905	991
Cash and cash equivalents at beginning of period	161,033	178,406

Cash and cash equivalents at end of period	$721,938	$179,397

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$12,908	$13,162

Federal income taxes	$797	$—

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 (Unaudited) (Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
     Basis of Presentation — FirstMerit Corporation (“the Parent Company”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. No material subsequent events have occurred requiring recognition in the financial statements or disclosure in the notes to the financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of March 31, 2010 and 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2009.
     Certain reclassifications of prior year’s amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.
     Recently Adopted and Issued Accounting Standards — In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140 which has been codified into ASC 860, Transfers and Servicing (“ASC 860”). This guidance removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation (“ASC 810”), to qualifying special purpose entities. This guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/de-recognition criteria, and changes how retained interests are initially measured. This guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance was effective for the Corporation as of January 1, 2010 and it not have an impact on the Corporation’s financial condition and results of operations.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) which was codified in ASC 810. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity. Enhanced disclosures are also required. This guidance was effective for the Corporation as of January 1, 2010 and it did not have an impact on the Corporation’s financial condition and results of operations.
     FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously, separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the quarter ended March 31, 2010 and are incorporated into Note 10 (Fair Value Measurement). The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011.
2. Business Combinations
     Asset Based Loans
     On December 16, 2009, FirstMerit Bank, N.A. (the “Bank”), acquired $102.0 million in outstanding principal of asset based lending loans (“ABL Loans”), as well as the staff to service and build new business, from First Bank Business Capital, Inc., (“FBBC”) for $93.2 million in cash. FBBC is a wholly owned subsidiary of First Bank, a Missouri state chartered bank. This acquisition expands the Corporation’s market presence and asset based lending business into the Midwest.
     The purchase was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the ABL Loans and a non-compete agreement acquired were recorded at their fair values, $92.7 million and $0.1 million, respectively, on the date of acquisition. The Bank recorded goodwill of $0.4 million relating to the ABL Loans and non-compete agreement it acquired. Additional information can be found in Note 5 (Goodwill and Intangible Assets).
     All ABL Loans acquired were performing as of the acquisition date and as of March 31, 2010. The shortfall between the fair value of the ABL Loans acquired and the outstanding principal balance of these loans at the date of acquisition was a $9.3 million discount and will be accreted into interest income over their estimated useful life in accordance with ASC 310, Receivables.
     First Bank Branches
     On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. This acquisition was accounted for under the acquisition method in accordance with ASC 805. The Bank recognized $1.4 million of acquisition related costs that were expensed in the current period. These costs are included in the line item entitled professional services in the consolidated income statement. Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $1.2 billion in deposits and the purchase of $301.2 million of loans and $23.0 million in real and personal property associated with the acquired branch locations. The Bank received cash of $832.5 million to assume the net liabilities.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired	Fair Value	As Recorded by
	Book Value	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$3,725	$—	$3,725
Loans	301,236	(25,624)	275,612
Premises and equipment	22,992	18,963	41,955
Goodwill	—	48,347	48,347
Core deposit intangible	—	3,154	3,154
Other assets	941	3,115	4,056

Total assets acquired	$328,894	$47,955	$376,849

Liabilities
Deposits	$1,199,279	$7,134	$1,206,413
Accrued expenses and other liabilities	4,192	(1,271)	2,921

Total liabilities assumed	$1,203,471	$5,863	$1,209,334

     All loans acquired in the First Bank acquisition were performing as of the acquisition date and as of March 31, 2010. The shortfall between the fair value and the outstanding principal balance of these loans at the date of acquisition was a $25.6 million discount and will be accreted into interest income over their estimated useful life in accordance with ASC 310, Receivables.

     Additional information regarding the goodwill and core deposit intangible acquired in the First Bank acquisition can be found in Note 5 (Goodwill and Intangible Assets).
     Pro forma financial statement information is not presented because the historical results of the First Bank branches acquired are not meaningful or significant to the Corporation’s results.
     George Washington Savings Bank — FDIC Assisted Acquisition
     On February 19, 2010 the Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of the failed George Washington Savings Bank (“George Washington”), the subsidiary of George Washington Savings Bancorp, through a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). The Illinois Department of Financial and Professional Regulations, Division of Banking, declared George Washington closed on February 19, 2010 and appointed the FDIC as receiver.
     The Bank did not acquire the real estate, banking facilities, furniture and equipment of George Washington as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date, but was extended by the FDIC. Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals and determined at a later date. The Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final purchase decision is made.
     The acquisitions of the net assets of George Washington constitute a business combination as defined by ASC 805 and, accordingly were recorded at their estimated fair value on the date of acquisition. The Bank recognized $0.3 million of acquisition related costs that were expensed in the current period. These costs are included in the line item entitled professional services in the consolidated income statement. The assets acquired and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired exceeded the estimated fair value of liabilities assumed, resulting in a bargain purchase gain of $5.1 million. The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
     In connection with the George Washington acquisition, the Bank entered into loss sharing agreements with the FDIC that collectively cover $327.1 million of assets including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate (collectively referred to as “Covered Assets”). The Bank acquired other George Washington assets that are not covered by the loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets.
     Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $172.0 million with respect to the Covered Assets and will reimburse the Bank for 95% of losses that exceed $172.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreements, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreements.
     The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying Covered Assets, the contractual balance of acquired unfunded commitments,

and certain future net direct costs incurred in the collection and settlement process. The loss sharing agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreements applicable to commercial loans and securities provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for eight years, in each case as described above. The Bank will service the Covered Assets. The expected reimbursements under the loss sharing agreements were recorded on the balance sheet as part of the covered loans acquired at their estimated fair values of $107.6 million on the acquisition date.
     The table below presents a summary of the assets and liabilities purchased in the George Washington acquisition recorded at estimated fair value on the acquisition date. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities. The estimated fair value of assets acquired and cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $5.1 million.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered Loans
Commercial Loan	256,832	(119,404)	137,428
Mortgage Loan	24,078	(9,952)	14,126
Installment Loan	27,218	(7,339)	19,879

Total covered loans	308,128	(136,695)	171,433
Loss share receivable	—	107,550	107,550

Total covered loans and loss share receivable			278,983
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Other assets	3,340	—	3,340

Total assets acquired	$403,883	$(35,744)	$368,139

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	—	2,569

Total liabilities assumed	$398,303	$4,921	$403,224

     The operating results of the Corporation for the quarter ended March 31, 2010 include the operating results produced by the George Washington acquisition for the period of February 19, 2010 to March 31, 2010. Due primarily to the Bank acquiring only certain assets and liabilities in the George Washington acquisition, the significant amount of fair value adjustments, the loss sharing agreements with the FDIC, and on-going discussions with the FDIC that may impact which assets and liabilities are ultimately acquired or assumed by the Bank, historical results from George Washington are not meaningful or significant to the Corporation’s results, and thus no 2010 and 2009 pro forma information is presented.
     The Corporation evaluated loans purchased in conjunction with the acquisition of George Washington for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. In the assessment of credit quality deterioration, Management made numerous assumptions, interpretations and judgments, using internal and third-party credit quality information to determine whether it is probable that the Corporation will be able to collect all contractually required payments. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.
     The Corporation has elected to recognize the accretion of the purchase discount for purchased nonimpaired loans, excluding those with revolving privileges, based on the acquired loan’s expected cash flows, as described in the ASC 310-30. All purchased impaired and nonimpaired loans, excluding those with revolving privileges, are included in the ASC 310-30 financial statement disclosures to these consolidated financial statements. Revolving loans are excluded from purchased impaired loans accounting.
     The outstanding balance of all purchased loans accounted for in accordance with ASC 310-30 in the George Washington acquisition was $268.8 million and $267.2 million, as of February 19, 2010 and March 31, 2010, respectively. As of the acquisition date, the preliminary estimate of contractually required payments receivable, including interest, for all loans accounted for in accordance with ASC 310-30 acquired in the George Washington transaction was $349.4 million. The cash flows expected to be collected as of the acquisition date for these loans were $173.9 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The fair value of these loans as of the acquisition date was $150.9 million. Interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired and nonimpaired loans accounted for in accordance with ASC 310-30.
     Changes in the carrying amount of accretable yield for purchased loans accounted for in accordance with ASC 310-30 were as follows for the quarter ended March 31, 2010 for George Washington.

		Carrying
	Accretable	Amount of
	Yield	Loans
Balance at the date of acquisition	$22,999	$150,870
Accretion	(1,044)	1,044
Payments, received, net	—	(3,742)

Balance at end of period	$21,955	$148,172

     As of the acquisition date, the estimate of contractually required payments receivable, including interest, for all loans with revolving privileges acquired in the George Washington transaction was $46.3 million. The cash flows expected to be collected as of the acquisition dates for all loans with revolving privileges acquired in the George Washington transaction were $24.8 million, including interest. The fair value at acquisition date of loans with revolving privileges was $20.5 million. The difference between the fair value of the purchased loans with revolving privileges and the outstanding balance is being accreted to interest income over the remaining period the revolving lines are in effect.
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

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$280,333	$50	$(743)	$279,640
U.S. States and political subdivisions	288,439	4,964	(417)	292,986
Residential mortgage-backed securities:
U.S. government agencies	1,653,689	56,189	(299)	1,709,579
Residential collateralized mortgage-backed securities:
U.S. government agencies	752,443	20,103	(228)	772,318
Non-agency	20	—	(1)	19
Corporate debt securities	61,397	—	(17,603)	43,794
Other debt securities	667	—	—	667

Total debt securities	3,036,988	81,306	(19,291)	3,099,003
Marketable equity securities	3,404	—	—	3,404

Total securities available for sale	$3,040,392	$81,306	$(19,291)	$3,102,407

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$67,256	$—	$—	$67,256

Total securities held to maturity	$67,256	$—	$—	$67,256

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$32,029	$—	$(132)	$31,897
U.S. States and political subdivisions	289,529	4,984	(394)	294,119
Residential mortgage-backed securities:
U.S. government agencies	1,557,754	55,325	(1,852)	1,611,227
Residential collateralized mortgage-backed securities:
U.S. government agencies	566,151	16,394	(238)	582,307
Non-agency	22	—	—	22
Corporate debt securities	61,385	—	(18,957)	42,428
Other debt securities	679	—	—	679

Total debt securities	2,507,549	76,703	(21,573)	2,562,679
Marketable equity securities	3,264	—	—	3,264

Total securities available for sale	$2,510,813	$76,703	$(21,573)	$2,565,943

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$50,686	$—	$—	$50,686

Total securities held to maturity	$50,686	$—	$—	$50,686

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. States and political subdivisions	$288,470	$3,722	$(2,416)	$289,776
Residential mortgage-backed securities:
U.S. government agencies	1,655,231	44,634	(405)	1,699,460
Residential collateralized mortgage-backed securities:
U.S. government agencies	522,930	15,106	(164)	537,872
Non-agency	19,480	—	(404)	19,076
Corporate debt securities	61,347	—	(34,561)	26,786
Other debt securities	717	—	—	717

Total debt securities	2,548,175	63,462	(37,950)	2,573,687
Marketable equity securities	2,950	—	—	2,950

Total securities available for sale	$2,551,125	$63,462	$(37,950)	$2,576,637

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$30,588	$—	$—	$30,588

Total securities held to maturity	$30,588	$—	$—	$30,588

     Other investments on the balance sheet include Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock.

	March 31,	December 31,	March 31,
	2010	2009	2009
FRB stock	$9,064	$9,064	$8,862
FHLB stock	122,312	119,145	119,145

Total other investments	$131,376	$128,209	$128,007

     FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
     At March 31, 2009, securities totaling $2.0 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.
Gross Unrealized Losses and Fair Value
     The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	At March 31, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. government agency debentures	$232,571	$(743)	15	$—	$—	—	$232,571	$(743)
U.S. States and political subdivisions	39,342	(417)	63	—	—	—	39,342	(417)
Residential mortgage-backed securities:
U.S. government agencies	131,708	(296)	9	238	(3)	1	131,946	(299)
Residential collateralized mortgage-backed securities:
U.S. government agencies	164,827	(228)	13	—	—	—	164,827	(228)
Non-agency	4	(1)	1	—	—	—	4	(1)
Corporate debt securities	—	—	—	43,794	(17,603)	8	43,794	(17,603)

Total temporarily impaired securities	$568,452	$(1,685)	101	$44,032	$(17,606)	9	$612,484	$(19,291)

	At December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. government agency debentures	$31,897	$(132)	3	$—	$—	—	$31,897	$(132)
U.S. States and political subdivisions	39,059	(394)	65	—	—	—	39,059	(394)
Residential mortgage-backed securities:
U.S. government agencies	216,014	(1,849)	15	271	(3)	2	216,285	(1,852)
Residential collateralized mortgage-backed securities:
U.S. government agencies	68,513	(238)	6	—	—	—	68,513	(238)
Non-agency	5	—	1	—	—	—	5	—
Corporate debt securities	—	—		42,428	(18,957)	8	42,428	(18,957)

Total temporarily impaired securities	$355,488	$(2,613)	90	$42,699	$(18,960)	10	$398,187	$(21,573)

	At March 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. States and political subdivisions	$61,369	$(1,430)	104	$24,427	$(986)	39	$85,796	$(2,416)
Residential mortgage-backed securities:
U.S. government agencies	63,876	(401)	10	347	(4)	3	64,223	(405)
Residential collateralized mortgage-backed securities:
U.S. government agencies	10,679	(2)	1	25,606	(162)	3	36,285	(164)
Non-agency	19,052	(404)	1	—	—	—	19,052	(404)
Corporate debt securities	—	—	—	26,786	(34,561)	8	26,786	(34,561)

Total temporarily impaired securities	$154,976	$(2,237)	116	$77,166	$(35,713)	53	$232,142	$(37,950)

     At least quarterly the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if OTTI exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, which was amended by the FASB and adopted by the Corporation in the second quarter of 2009, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.
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
     As of March 31, 2010, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at March 31, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
Realized Gains and Losses
     Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method. There were no material gains or losses on sales of available-for-sale securities for the quarters ended March 31, 2010 and 2009.
Contractual Maturity of Debt Securities
     The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2010. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

					Residential
				Residential	collateralized
				collateralized	mortgage
			Residential	mortgage	obligations -
	U.S.		mortgage backed	obligations - U.S.	non U.S.
	Government	U.S. States	securities - U.S.	Government	Government	Corporate			Weighted
	agency	and political	Government	agency	agency	debt	Other		Average
	debentures	subdivisions	agency obligations	obligations	obligations	securities	securities	Total	Yield
Securities Available for Sale
Remaining maturity:
One year or less	$40,053	$11,477	$22,709	$22,302	$—	$—	$51	$96,592	2.62%
Over one year through five years	227,554	14,157	1,686,870	750,017	20	—	203	2,678,821	3.61%
Over five years through ten years	—	59,542	—	—	—	—	253	59,795	5.97%
Over ten years	12,026	207,810	—	—	—	43,794	160	263,790	4.86%

Fair Value	$279,633	$292,986	$1,709,579	$772,319	$20	$43,794	$667	$3,098,998	3.82%

Amortized Cost	$280,327	$288,439	$1,653,689	$752,443	$20	$61,397	$667	$3,036,982

Weighted-Average Yield	0.95%	6.07%	4.15%	3.41%	3.93%	0.96%	0.00%	3.82%
Weighted-Average Maturity	2.4	10.4	3.3	2.5	4.0	17.6	13.2	4.0

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$19,163	$—	$—	$—	$—	$—	$19,163	5.97%
Over one year through five years	—	3,417	—	—	—	—	—	3,417	5.97%
Over five years through ten years	—	9,619	—	—	—	—	—	9,619	5.97%
Over ten years	—	35,057	—	—	—	—	—	35,057	7.46%

Fair Value	$—	$67,256	$—	$—	$—	$—	$—	$67,256	6.74%

Amortized Cost	$—	$67,256	$—	$—	$—	$—	$—	$67,256

Weighted-Average Yield		6.74%						6.74%
Weighted-Average Maturity		9.6						9.6
4. Allowance for loan losses
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
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) more fully describe the components of the allowance for loan loss model.
     There was no further credit detioriation requiring an allowance for loan losses related to the $523.3 million of acquired loans at March 31, 2010.
     The activity within the allowance for loan loss for the quarters ended March 31, 2010 and 2009 and the year ended December 31, 2009, is shown in the following table:

	Three months ended		Year ended
	March 31,		December 31,
	2010	2009	2009
Allowance for loan losses-beginning of period	$115,092	$103,757	$103,757
Loans charged off:
Commercial	8,895	4,554	39,685
Mortgage	1,646	923	4,960
Installment	8,805	8,438	31,622
Home equity	2,070	1,535	7,200
Credit cards	4,168	2,967	13,558
Leases	20	—	97
Overdrafts	591	519	2,591

Total charge-offs	26,195	18,936	99,713

Recoveries:
Commercial	372	224	890
Mortgage	25	26	270
Installment	2,017	2,401	8,329
Home equity	257	85	494
Credit cards	473	387	1,710
Manufactured housing	31	53	171
Leases	9	5	57
Overdrafts	232	190	694

Total recoveries	3,416	3,371	12,615

Net charge-offs	22,779	15,565	87,098
Provision for loan losses	25,493	18,065	98,433

Allowance for loan losses-end of period	$117,806	$106,257	$115,092

5. Goodwill and Intangible Assets
Goodwill
     Changes in the carrying amount of goodwill for the quarter ended March 31, 2010 are as follows:

	Commercial	Retail	Wealth	Total
Balance at January 1, 2010	$73,827	$59,038	$6,733	$139,598
Goodwill acquired:
First Bank branches	46,414	1,933	—	48,347

Balance at March 31, 2010	$120,241	$60,971	$6,733	$187,945

     On February 19, 2010 the Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area and recognized $48.3 million of goodwill. $45.3 million of this goodwill is expected to be deductible for tax purposes. Goodwill associated with this acquisition was allocated to the Corporation’s reporting units based on the composition of the assets acquired.
     These acquisitions are more fully described in Note 2 (Business Combinations).
Other Intangible Assets
     The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	March 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$9,326	$(4,380)	$4,946
Non-compete covenant	102	(6)	96
Lease intangible	617	—	617

	$10,045	$(4,386)	$5,659

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(4,154)	$1,056
Non-compete covenant	102	—	102

	$5,312	$(4,154)	$1,158

	March 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(3,894)	$1,316

     As a result of the ABL Loan acquisition on December 15, 2009, a non-compete asset was recognized at its acquisition date fair value of $0.1 million. This non-compete asset will be amortized on an accelerated basis over its estimated useful life of ten years.
     As a result of the acquisition of the First Bank branches on February 19, 2010, a core deposit intangible asset was recognized at its acquisition date fair value of $3.2 million and a lease intangible asset was recognized at its acquisition date fair value of $0.6 million. The core deposit intangible asset will be amortized on an accelerated basis over its useful life of ten years, and the lease intangible asset will be amortized over the remaining weighted average lease terms.

     A core deposit intangible asset with an acquisition date fair value of $1.0 million was recognized as a result of the George Washington acquisition on February 19, 2010. The core deposit intangible asset will be amortized on an accelerated basis over its useful life of ten years.
     These acquisitions are more fully described in Note 2 (Business Combinations).
     Intangible asset amortization expense was $0.2 million and $0.1 for the quarters ended March 31, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is as follows: 2010 — $1.4 million; 2011 — $1.2 million; 2012 — $1.0 million; 2013 — $0.4 million; and 2014 — $0.4 million.
6. Earnings per share
     The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2010	2009
BASIC EPS:

Net income	$18,021	$29,434
Less: preferred dividend	—	(1,667)
Less: accretion of preferred stock discount	—	(204)

Net income available to common shareholders	$18,021	$27,563

Average common shares outstanding (*)	87,771	82,514

Net income per share — basic	$0.21	$0.33

DILUTED EPS:

Net income available to common shareholders	$18,021	$27,563
Add: interest expense on convertible bonds	—	—

	$18,021	$27,563

Avg common shares outstanding (*)	87,771	82,514
Add: Equivalents from stock options and restricted stock	6	9
Add: Equivalents-convertible bonds	—	—

Average common shares and equivalents outstanding (*)	87,777	82,523

Net income per common share — diluted	$0.21	$0.33

*	Average common shares outstanding have been restated as of March 31, 2009 to reflect stock dividends of 611,582 shares declared April 28, 2009 and 609,560 shares declared on August 20, 2009.
     For the quarters ended March 31, 2010 and 2009 options to purchase 4.6 million and 5.5 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
     On January 9, 2009, the Corporation completed the sale to the United States Department of the Treasury (“Treasury”) of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. The Corporation issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share. At March 31, 2009, the warrant was outstanding, but not included in the computation of diluted earning per share because it was antidilutive.

     On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. On May 27, 2009, the Corporation completed the repurchase of the warrant held by the Treasury.
     On March 3, 2010, the Corporation entered into two distribution agency agreements with Credit Suisse Securities (USA) LLC and RBC Capital Markets Corporation (collectively, the “Sales Agents”), pursuant to which the Corporation may, from time to time, offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions or as otherwise agreed with the Sales Agents. During the quarter ended March 31, 2010, the Corporation sold 3.9 million shares with an average value of $20.91 per share.
7. Segment Information
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
     The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2009 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or re-pricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the Treasury Group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.
     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results for the three-month period ended March 31, 2010 and 2009:

					FirstMerit
March 31, 2010	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$42,649	$48,074	$4,704	$(5,033)	$90,394
Provision for loan losses	8,354	9,725	782	6,632	25,493
Other income	10,212	24,764	7,719	11,254	53,949
Other expenses	25,097	51,951	9,352	7,613	94,013
Net income	12,621	7,197	1,488	(3,285)	18,021

AVERAGES :
Assets	$4,144,987	$2,841,569	$294,010	$4,076,544	$11,357,110

					FirstMerit
March 31, 2009	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$37,647	$46,857	$4,046	$(1,656)	$86,894
Provision for loan losses	4,500	9,761	2,613	1,191	18,065
Other income	10,400	23,976	8,064	12,748	55,188
Other expenses	23,582	50,662	9,335	(376)	83,203
Net income	12,977	6,767	106	9,584	29,434

AVERAGES :
Assets	$4,199,534	$2,900,257	$313,109	$3,702,142	$11,115,042
8. Derivatives and Hedging Activities
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
Derivatives Designated in Hedge Relationships

     The Corporation uses interest rate swaps to modify its exposure to interest rate risk. For example, the Corporation employs fair value hedging strategies to convert specific fixed-rate loans into variable rate instruments. Gains or losses on the derivative instrument as well as the offsetting gains or losses on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings. The Corporation also employs cash flow hedging strategies to effectively convert certain floating-rate liabilities into fixed-rate instruments. The effective portion of the gains or losses on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gains or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, are recognized in the current earnings.
     As of March 31, 2010, December 31, 2009 and March 31, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2009		March 31, 2010		December 31, 2009		March 31, 2009
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$1,452	$—	$640	$—	$370,947	$28,762	$398,895	$27,769	$460,159	$45,709

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
     The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009.

     There were no cash flow hedges outstanding as of March 31, 2010 and there was no activity associated with cash flow hedges for the quarter ended March 31, 2010. For the quarter ended March 31, 2009, the amount of the hedge effectiveness on cash flow hedges recognized in OCI and reclassified from OCI into other income as well as the amount of hedge ineffectiveness recognized in other income is as follows:

Gain Reclassified
	from Accumulated OCI	Gain Recognized in
Amount of Gain / (Loss)	into Income	Income on Derivative
Recognized in OCI	(Effective Portion)	(Ineffective Portion)
$0	$692	$328

Derivatives Not Designated in Hedge Relationships
     As of March 31, 2010, December 31, 2009 and March 31, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2009		March 31, 2010		December 31, 2009		March 31, 2009
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps	$694,277	$33,510	$639,285	$26,840	$543,789	$42,385	$694,277	$33,510	$686,947	$30,717	$594,065	$48,914
Mortgage loan commitments	106,894	1,239	55,023	396	82,519	2,408	—	—	—	—	—	—
Forward sales contracts	68,290	125	67,085	884	99,565	(1,139)	—	—	—	—	—	—
TBA Securities	—	—	—	—	211,237	(145)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	61,876	—	62,458	—	62,189	—
Other	—	—	—	—	—	—	18,912	—	18,171	—	11,551	—

Total	$869,461	$34,874	$761,393	$28,120	$937,110	$43,509	$775,065	$33,510	$767,576	$30,717	$667,805	$48,914

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
     Interest Rate Swaps. In 2008, the Corporation implemented the Back-to-Back Program, which is an interest rate swap program for commercial loan customers. The Back-to-Back Program provides the customer with a fixed rate loan while creating a variable rate asset for the Corporation through the customer entering into an interest rate swap with the Corporation on terms that match the loan. The Corporation offsets its risk exposure by entering into an offsetting interest rate swap with a dealer counterparty. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.
     The Corporation had other interest rate swaps associated with fixed rate commercial loans with a notional value of $47.7 million and $50.3 million as of December 31, 2009 and March 31, 2009, respectively. These swaps were accounted for as standalone derivatives. This portfolio of interest rate swaps was terminated in January 2010.

     Mortgage banking. In the normal course of business, the Corporation sells originated mortgage loans into the secondary mortgage loan markets. During the period of loan origination and prior to the sale of the loans in the secondary market, the Corporation has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline” and the “mortgage warehouse”. A pipeline loan is one in which the Corporation has entered into a written mortgage loan commitment with a potential borrower that will be held for resale. Once a mortgage loan is closed and funded, it is included within the mortgage warehouse of loans awaiting sale and delivery into the secondary market.
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
     The Corporation periodically enters into derivative contracts by purchasing TBA Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of March 31, 2010 or December 31, 2009. The Corporation held $211.2 million in outstanding TBA contracts as of March 31, 2009.
     Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At March 31, 2010, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.1 million as of March 31, 2010. The fair values of the written swap participations were not material at March 31, 2010, December 31, 2009 and March 31, 2009.
     Gains and losses recognized in income on non-designated hedging instruments for the quarters ended March 31, 2010 and 2009 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income on
		Derivative
Derivatives not	Location of Gain / (Loss)
designated as hedging	Recognized in Income on	Quarter ended,	Quarter ended,
instruments	Derivative	March 31, 2010	March 31, 2009
IRLCs	Other income	$843	$1,817
Forward sales contracts	Other income	(758)	(622)
TBA Securities	Other income	—	(2,106)
Credit contracts	Other income	—	—
Other	Other expenses	—	—

Total		$85	$(911)

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $73.7 million, $70.0 million and $81.9 million as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
9. Benefit Plans
     The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended
	March 31,
	2010	2009
Components of Net Periodic Pension Cost
Service Cost	$1,480	$1,322
Interest Cost	2,800	2,751
Expected return on assets	(3,015)	(2,805)
Amortization of unrecognized prior service costs	98	85
Cumulative net loss	1,427	758

Net periodic pension cost	$2,790	$2,111

	Postretirement Benefits
	Three months ended
	March 31,
	2010	2009
Components of Net Periodic Postretirement Cost
Service Cost	$15	$15
Interest Cost	240	299
Cumulative net loss	4	9

Net Postretirement Benefit Cost	259	323
Curtailment Gain	—	(9,543)

Net periodic postretirement (benefit)/cost	$259	$(9,220)

     In January 2009, FirstMerit announced to employees that the Corporation’s subsidy for retiree medical for current eligible active employees will be discontinued effective March 1, 2009. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive the Corporation’s subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment.
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
     GAAP establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follows:

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
Financial Instruments Measured at Fair Value
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,404	$3,054,523	$43,813	$3,101,740
Residential loans held for sale	—	16,009		16,009
Derivative assets	—	34,874		34,874

Total assets at fair value on a recurring basis	$3,404	$3,105,406	$43,813	$3,152,623

Derivative liabilities	—	62,272	—	62,272

Total liabilities at fair value on a recurring basis	$—	$62,272	$—	$62,272

Note:	There were no transfers between Levels 1 and 2 of the fair value hiearchy during the quarter ended March 31, 2010.
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

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes
U.S. government agency debentures	18	$279,640	—	$—
U.S States and political subdivisions	938	292,986	—	—
Residential mortgage-backed securities:
U.S. government agencies	186	1,709,579	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	73	772,317	1	1
Non-agency	1	1	1	18

Corporate debt securities	—	—	8	43,794

	1,216	$3,054,523	10	$43,813

     Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. On a quarterly basis, the Corporation obtains from the independent pricing service the inputs used to value a sample of securities held in portfolio. The Corporation reviews these inputs to ensure the appropriate classification, within the fair value hierarchy, is ascribed to a fair value measurement in its entirety. In addition, all fair value measurement are reviewed to determine the reasonableness of the measurement relative to changes in observable market data and market information received from outside market participants and analysts.
     Available-for-sale securities classified as level 3 securities are primarily single issuer trust preferred securities. These trust preferred securities, which represent less than 2% of the portfolio at fair value, are valued based on the average of two non-binding broker quotes. Since these securities are thinly traded, the Corporation has determined that using an average of two non-binding broker quotes is a more conservative valuation methodology. The non-binding nature of the pricing results in a classification as Level 3.
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
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended March 31, 2010.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2010 are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
	January 1, 2010	gains/(losses) (a)	settlements, net	Transfers	March 31, 2010	period earnings
Other debt securities	$42,447	$1,366	$—	$—	$43,813	$—

(a)	Reported in other comprehensive income (loss)
     Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value. The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$21,201	$21,201
Impaired and nonaccrual loans	—	—	109,645	109,645
Other property (1)	—	—	28,850	28,850

Total assets at fair value on a nonrecurring basis	$—	$—	$159,696	$159,696

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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
     Effective August 1, 2008, the Corporation elected to fair value newly originated conforming fixed rate and adjustable-rate first mortgage loans held for sale. Previously, these loans had been recorded at the lower of cost or market value. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under GAAP. The fair value option was not elected for loans held for investment.
     The following table reflects the differences, as of March 31, 2010, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal
Loans held for sale reported at fair value	$16,009	$15,669	$340

     Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
     Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value for residential loans held for sale measured at fair value included in earnings for the quarter ended March 31, 2010 was not significant.
Disclosures about Fair Value of Financial Instruments
     The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$721,938	$721,938	$161,033	$161,033
Investment securities	3,301,039	3,301,039	2,744,838	2,744,838
Loan held for sale	16,009	16,009	16,828	16,828
Net noncovered loans	7,072,716	6,673,377	6,808,397	6,362,674
Covered loans and loss share receivable	277,315	277,315	—	—
Accrued interest receivable	41,763	41,763	39,274	39,274
Mortgage servicing rights	20,652	21,201	20,784	22,241
Derivative assets	34,874	34,874	28,120	28,120

Financial liabilities:
Deposits	$9,370,009	$9,378,490	$7,515,796	$7,519,604
Federal funds purchased and securities sold under agreements to repurchase	896,330	899,729	996,345	998,645
Wholesale borrowings	677,715	685,442	740,105	745,213
Accrued interest payable	15,303	15,303	11,336	11,336
Derivative liabilities	62,272	62,272	58,486	58,486
     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:
     Cash and due from banks — The carrying amount is considered a reasonable estimate of fair value.
     Investment Securities — See Financial Instruments Measured at Fair Value above.
     Net noncovered loans — The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.
     Loans held for sale — The majority of loans held for sale are residential mortgage loans which are recorded at fair value. All other loans held for sale are recorded at the lower of cost or market, less costs to sell. See Financial Instruments Measured at Fair Value above.
     Covered loans — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.
     Loss share receivable — This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should FirstMerit Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.
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
     Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.
11. Mortgage Servicing Rights and Mortgage Servicing Activity
     The Corporation serviced for third parties approximately $2.0 billion of residential mortgage loans at March 31, 2010 and December 31, 2009. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.3 million and $1.2 million in each of the three months ended March 31, 2010 and 2009, respectively.
     Servicing rights are presented within other assets on the balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 10 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

     Changes in the carrying amount of mortgage servicing rights are as follows:

	Three months ended
	March 31,
	2010	2009
Balance at beginning of period	$20,784	$18,778
Addition of mortgage servicing rights	717	1,437
Amortization	(849)	(790)
Changes in allowance for impairment	—	(364)

Balance at end of period	$20,652	$19,061

Fair value at end of period	$21,201	$19,078

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No valuation allowances were required as of March 31, 2010 and December 31, 2009. No permanent impairment losses were written off against the allowance during the quarters ended March 31, 2010 and March 31, 2009.
     Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2010 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	9.75%
Decrease in fair value from 10% adverse change	$776
Decrease in fair value from 25% adverse change	1,864
Discount rate assumption	9.71%
Decrease in fair value from 100 basis point adverse change	$731
Decrease in fair value from 200 basis point adverse change	1,409
Expected weighted-average life (in months)	106.1

12. Contingencies and Guarantees
     Litigation
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
     Commitments to Extend Credit
     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 8 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at March 31, 2010 was $6.3 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.
     The following table shows the remaining contractual amount of each class of commitments to extend credit as of March 31, 2010. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

March 31, 2010
Loan Commitments
Commercial	$1,435,466
Consumer	1,652,345

Total loan commitments	$3,087,811

     Guarantees
     The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of March 31, 2010.

March 31, 2010
Financial guarantees
Standby letters of credit	$144,963
Loans sold with recourse	55,439

Total loan commitments	$200,402

     Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $88.4 million at March 31, 2010, the remaining guarantees extend in varying amounts through 2014.
     In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. An allowance of $3.0 million was established as of March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	March 31, 2010			December 31, 2009			March 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS
Cash and due from banks	$521,666			$183,215			$209,922
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,377,729	22,909	3.91%	2,222,771	97,871	4.40%	2,251,028	25,954	4.68%
Obligations of states and political subdivisions (tax exempt)	344,899	5,139	6.04%	321,919	19,718	6.13%	320,943	4,914	6.21%
Other securities and federal funds sold	194,991	1,986	4.13%	204,272	8,394	4.11%	212,995	2,341	4.46%

Total investment securities and federal funds sold	2,917,619	30,034	4.17%	2,748,962	125,983	4.58%	2,784,966	33,209	4.84%

Loans held for sale	14,538	184	5.13%	19,289	1,032	5.35%	23,248	322	5.62%
Noncovered loans	7,022,381	81,829	4.73%	7,156,983	339,381	4.74%	7,381,019	87,508	4.81%
Covered loans and loss share receivable	126,333	1,761	5.65%	—	—	—	—	—	—

Total earning assets	10,080,871	113,808	4.58%	9,925,234	466,396	4.70%	10,189,233	121,039	4.82%

Allowance for loan losses	(115,031)			(108,017)			(102,533)
Other assets	869,604			793,062			818,420

Total assets	$11,357,110			$10,793,494			$11,115,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,146,969	—	—	$1,910,171	—	—	$1,767,885	—	—
Demand — interest bearing	687,233	152	0.09%	656,367	600	0.09%	655,279	155	0.10%
Savings and money market accounts	3,709,246	7,601	0.83%	2,886,842	23,472	0.81%	2,638,166	5,377	0.83%
Certificates and other time deposits	1,797,348	6,406	1.45%	2,056,208	54,610	2.66%	2,582,788	18,588	2.92%

Total deposits	8,340,796	14,159	0.69%	7,509,588	78,682	1.05%	7,644,118	24,120	1.28%

Securities sold under agreements to repurchase	951,927	1,127	0.48%	1,013,167	4,764	0.47%	941,112	999	0.43%
Wholesale borrowings	708,414	6,174	3.53%	952,979	27,317	2.87%	1,151,777	7,343	2.59%

Total interest bearing liabilities	7,854,168	21,460	1.11%	7,565,563	110,763	1.46%	7,969,122	32,462	1.65%

Other liabilities	262,405			267,835			304,759

Shareholders’ equity	1,093,568			1,049,925			1,073,276

Total liabilities and shareholders’ equity	$11,357,110			$10,793,494			$11,115,042

Net yield on earning assets	$10,080,871	92,348	3.72%	$9,925,234	355,633	3.58%	$10,189,233	88,577	3.53%

Interest rate spread			3.47%			3.24%			3.17%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF FIRST QUARTER 2010 PERFORMANCE
Earnings Summary
     The Corporation reported first quarter 2010 net income of $18.0 million, or $0.21 per diluted share. This compares with $14.5 million, or $0.17 per diluted share, for the fourth quarter 2009 and $29.4 million, or $0.33 per diluted share, for the first quarter 2009.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2010 were 6.68% and 0.64%, respectively, compared with 5.38% and 0.54% for the fourth quarter 2009 and 12.39% and 1.07% for the first quarter 2009.
     In the first quarter of 2010, the Corporation completed two strategic acquisitions in the Chicago area: 24 branches of First Bank and certain assets and substantially all of the deposits of the 4-branch George Washington Savings Bank.
     Net interest margin was 3.72% for the first quarter of 2010 compared with 3.64% for the fourth quarter of 2009 and 3.53% for the first quarter of 2009. The Corporation’s continued emphasis on core deposit gathering and shifting deposit mix away from higher-priced certificate of deposit products drove the expansion over both time periods.
     Average loans during the first quarter of 2010 increased $150.5 million, or 2.16%, compared with the fourth quarter of 2009 and decreased $281.5 million, or 3.81%, compared with the first quarter of 2009. Excluding $286.8 million in average loan balances related to the aforementioned Chicago bank acquisitions, average loans decreased $119.9 million, or 1.73%, compared with the fourth quarter of 2009 and decreased $568.4 million, or 7.70% compared with the first quarter of 2009. The decrease in average balances reflects a reduced level of commercial and consumer credit demand and the focus on debt reduction by the Corporation’s business and retail customer base.
     Average deposits during the first quarter of 2010 increased $943.2 million, or 12.75%, compared with the fourth quarter of 2009 and increased $696.7 million, or 9.11%, compared with the first quarter of 2009. During the first quarter of 2010 the Corporation increased its average core deposits, which excludes time deposits, by $687.3 million, or 11.74%, compared with the fourth quarter of 2009, and $1.5 billion, or 29.28%, compared with the first quarter of 2009. Acquisitions represent $706.5 million of average deposit growth and $275.5 million of average core deposit growth in the first quarter of 2010.
     Average investments during the first quarter of 2010 increased $168.4 million, or 6.13%, compared with the fourth quarter of 2009 and increased $132.7 million, or 4.76%, over the first quarter of 2009.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $92.3 million in the first quarter 2010 compared with $89.2 million in the fourth quarter of 2009 and $88.6 million in the first quarter of 2009. Compared with the fourth quarter of 2009, average earning assets increased $366.7 million, or 3.77% and decreased $108.4 million or 1.06% compared to the first quarter of 2009.

     Noninterest income net of securities transactions for the first quarter of 2010 was $53.9 million, an increase of $3.2 million, or 6.27%, from the fourth quarter of 2009 and a decrease of $1.2 million, or 2.25%, from the first quarter of 2009 which included $9.5 million due to curtailment of the postretirement medical benefit plan for active employees. Included in noninterest income in the first quarter 2010 was a $5.1 million ($3.3 million after-tax) gain related to the George Washington acquisition.
     The primary changes in other income for the 2010 first quarter as compared to the first quarter of 2009 were as follows: trust income was $5.3 million, an increase of 10.25% primarily due to advances in the equity markets; service charges on deposits were $15.4 million, an increase of 8.49% due to an increase in new accounts; credit card fees were $11.6 million, an increase of 4.28% attributable to the improvement in the economy; loan sales and servicing income was $3.2 million, an increase of 38.63%, primarily attributable to refinancing in the current low rate mortgage market environment; bank owned life insurance income was $5.7 million, an increase of $2.6 million attributable to realized policy proceeds. A separate line item was added for the $5.1 million gain on the acquisition of George Washington, while also separately stated in the first quarter of 2009 was the $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter of 2010 was 36.88% compared with 36.28% for fourth quarter of 2009 and 38.39% for the first quarter of 2009. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the first quarter of 2010 was $94.0 million, a decrease of $0.9 million, or 0.92%, from the fourth quarter of 2009 and an increase of $10.8 million, or 12.99%, from the first quarter of 2009. For the three months ended March 31, 2010, increases in operating expenses compared to the first quarter 2009 were primarily attributable to increased salary and benefits, professional services and FDIC expense. One time expenses associated with data processing conversions and related expenses for the acquisitions totaled $2.7 million.
     During the first quarter of 2010, the Corporation reported an efficiency ratio of 64.10%, compared with 67.74% for the fourth quarter of 2009 and 57.81% for the first quarter of 2009.
     Net charge-offs totaled $22.8 million, or 1.36% of average loans, in the first quarter of 2010 compared with $31.2 million, or 1.79% of average loans, in the fourth quarter 2009 and $15.6 million, or 0.86% of average loans, in the first quarter of 2009.
     Nonperforming assets totaled $123.3 million at March 31, 2010, an increase of $22.3 million compared with December 31, 2009 and an increase of $47.1 million compared with March 31, 2009. Nonperforming assets at March 31, 2010 represented 1.80% of period-end loans plus other real estate compared with 1.48% at December 31, 2009 and 1.04% at March 31, 2009.
     The allowance for loan losses totaled $117.8 million at March 31, 2010, an increase of $2.7 million from December 31, 2009. At March 31, 2010, the allowance for loan losses was 1.72% of period-end loans compared with 1.68% at December 31, 2009 and 1.45% at March 31,

2009. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.82% of period-end loans at March 31, 2010, compared with 1.77% at December 31, 2009 and 1.53% at March 31, 2009. The allowance for credit losses to nonperforming loans was 110.80% at March 31, 2010, compared with 131.82% at December 31, 2009 and 159.93% at March 31, 2009.
     The Corporation’s total assets at March 31, 2010 were $12.3 billion, an increase of $1.8 billion inclusive of intangible assets, or 16.92%, compared with December 31, 2009 and an increase of $1.4 billion, or 12.32%, compared with March 31, 2009. Total loans increased $436.3 million, or 6.30%, compared with December 31, 2009 and increased $9.0 million, or 0.12%, over March 31, 2009.
     Total deposits were $9.4 billion at March 31, 2010, an increase of $1.9 billion, or 24.67%, from December 31, 2009 and an increase of $1.7 billion, or 22.03%, from March 31, 2009. The increase compared with March 31, 2009 was driven by both an overall increase in savings and demand deposits and the acquisitions of the First Bank branches and George Washington. Core deposits totaled $7.0 billion at March 31, 2010, an increase of $852.4 million, or 13.85%, from December 31, 2009 and an increase of $1.7 billion, or 32.70%, from March 31, 2009.
     Shareholders’ equity was $1,155.4 million at March 31, 2010, compared with $1,065.6 million at December 31, 2009 and $1,084.3 million at March 31, 2009. The Corporation maintained a strong capital position as tangible common equity to assets was 7.93% at March 31, 2010, compared with 8.89% and 7.60% at December 31, 2009 and March 31, 2009, respectively. The common dividend per share paid in the first quarter 2010 was $0.16.
Acquisitions
     In the first quarter of 2010, the Corporation completed two strategic acquisitions. On February 19, 2010, the Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois, area. Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $1.2 billion in deposits and the purchase of $301.2 million of loans and $23.0 million in real and personal property associated with the acquired branch locations. The Bank received cash of $832.5 million to assume the net liabilities. All of the loans in the acquired portfolio were performing and pass-grade credits. This acquisition was accounted for under the acquisition method in accordance with ASC 805.
     Also, on February 19, 2010, the Bank acquired certain assets and assumed substantially all of the deposits and liabilities of George Washington through a purchase and assumption agreement with the FDIC. The Illinois Department of financial and Professional Regulation, Division of Banking, declared George Washington closed on February 19, 2010 and appointed the FDIC as receiver. Excluding the effects of purchase accounting adjustments, the Bank acquired approximately $403.9 million in assets and assumed $395.7 million of deposits of George Washington.
     In connection with the George Washington acquisition, the Bank entered into a loss sharing agreement with the FDIC that collectively covers $327.1 million of assets including single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate. The Bank acquired other George Washington assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.
     See Note 2 (Business Combinations), in the Notes to Unaudited Consolidated Financial Statements for additional information related to the details of these transactions.
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
     Net interest income for the quarter ended March 31, 2010 was $90.4 million compared to $86.9 million for the quarter ended March 31, 2009. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $2.0 million and $1.7 million for the quarters ending March 31, 2010 and 2009, respectively.
     FTE net interest income for the quarter ended March 31, 2010 was $92.3 million compared to $88.6 million for the three months ended March 31, 2009.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both decreased due to the falling interest rate environment.

	Quarters ended March 31, 2010 and 2009
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$1,565	$(4,740)	$(3,175)
Loans held for sale	(112)	(26)	(138)
Noncovered loans	(4,198)	(1,481)	(5,679)
Covered loans and loss share receivable	1,761	—	1,761

Total interest income — FTE	$(984)	$(6,247)	$(7,231)

INTEREST EXPENSE
Demand deposits-interest bearing	$7	$(10)	$(3)
Savings and money market accounts	2,195	29	2,224
Certificates of deposits and other time deposits	(4,579)	(7,603)	(12,182)
Securities sold under agreements to repurchase	12	116	128
Wholesale borrowings	(3,358)	2,189	(1,169)

Total interest expense	$(5,723)	$(5,279)	$(11,002)

Net interest income — FTE	$4,739	$(968)	$3,771

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
     The following table provides 2010 FTE net interest income and net interest margin totals as well as 2009 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2010	2009
Net interest income	$90,394	$86,894
Tax equivalent adjustment	1,954	1,683

Net interest income — FTE	$92,348	$88,577

Average earning assets	$10,080,871	$10,189,233

Net interest margin — FTE	3.72%	3.53%

     Average loans outstanding (excluding covered loans) for the current year and prior year first quarters totaled $7.0 billion and $7.4 billion, respectively. Increases in average loan balances from first quarter 2009 to the first quarter 2010 occurred in commercial and home equity, while mortgage loans, installment loans, credit card loans, and leases declined.
     Specific changes in average loans outstanding, compared to the first quarter 2009, were as follows: commercial loans were down $139.4 million or 3.22%; home equity loans were up $20.1 million or 2.73%; mortgage loans were down $82.0 million or 15.28%; installment loans, both direct and indirect declined $155.8 million or 10.00%; credit card loans increased $3.8 million or 2.57%; and leases decreased $5.3 million or 8.06%. Average covered loans have been separately stated and are described in more detail in Note 2 (Business Combinations). The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans for the 2010 and 2009 first quarters equaled 70.91% and 72.44% of average earning assets, respectively.
     Average deposits were $8.3 billion during the 2010 first quarter, up $696.7 million, or 9.11%, from the same period last year. For the quarter ended March 31, 2010, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $1.5 billion, or 29.28%, and represented 78.45% of total average deposits, compared to 66.21% for the 2009 first quarter. Average certificates of deposit (“CDs”) decreased $785.4 million, or 30.41%, compared to the prior year. Average wholesale borrowings decreased $443.4 million, and as a percentage of total interest-bearing funds equaled 9.02% for the 2010 first quarter and 14.45% for the same quarter one year ago. Securities sold under agreements to repurchase increased $10.8 million, and as a percentage of total interest bearing funds equaled 12.12% for the 2010 first quarter and 11.81% for the 2009 first quarter. Average interest-bearing liabilities funded 77.91% of average earning assets in the current year quarter and 78.21% during the quarter ended March 31, 2009.
Other Income
     Excluding investment gains, other income for the quarter ended March 31, 2010 totaled $53.9 million, a decrease of $1.2 million from the $55.2 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 36.88%, compared to 38.39% for the same quarter one year ago.
     Trust department income was $5.3 million, up 10.25% primarily due to advances in the equity markets. Service charges on deposits were $15.4 million, up 8.49% primarily attributable to an increase in new accounts. Credit card fees were $11.6 million, up 4.28% reflecting the slight improvement in the economy. Loan sales and servicing income was $3.2 million, an increase of $0.9 million, primarily attributable improved revenue from the mortgage servicing function. Bank owned life insurance income was $5.7 million, up 87.46% attributable to realized policy proceeds. A separate line item was added for the $5.1 million gain on the acquisition of George Washington, while also separately stated in the first quarter of 2009 was the $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees. Other operating income was $3.3 million, a decrease of $1.4 million over the first quarter of 2009.

Other Expenses
     Other (non-interest) expenses totaled $94.0 million for the first quarter 2010 compared to $83.2 million for the same 2009 quarter, an increase of $10.8 million, or 12.99%.
     For the three months ended March 31, 2010, FDIC expense increased $1.2 million over the prior year quarter due to increased assessments enacted in April 2009. Increases in operating expenses compared to the first quarter of 2009 were primarily attributable to increased salary, occupancy and professional services related to the first quarter 2010 acquisitions. One time expenses associated with the data processing conversions of the acquisitions totaled $2.7 million.
     The efficiency ratio for the first quarter 2010 was 64.1%, compared to 57.81% during the same period in 2009. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during 2009, 64.1 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.
Federal Income Taxes
     Federal income tax expense was $6.8 million and $11.4 million for the quarters ended March 31, 2010 and 2009, respectively. The effective federal income tax rate for the first quarter 2010 was 27.39%, compared to 27.88% for the same quarter 2009. Tax reserves have been specifically estimated for potential at-risk items in accordance with ASC 740, Income Taxes. Further federal income tax information is described in Note 1 (Summary of Significant Accounting Policies) and Note 11 (Federal Income Taxes) in the 2009 Form 10-K.

FINANCIAL CONDITION
Acquisitions
     On February 19, 2010, the Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois, area. The Bank acquired assets with an acquisition date fair value of approximately $1.2 billion, including $276.5 million of loans, and $41.9 million of premises and equipment, and assumed $1.2 billion of deposits. The Bank received cash of $832.5 million to assume the net liabilities. The Bank recorded a core deposit intangible asset of $3.2 million and goodwill of $48.3 million.
     On February 19, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC to acquire deposits, loans, and certain other liabilities and assets of George Washington in an FDIC-assisted transaction. The Bank acquired assets with a fair value of approximately $368.1 million, including $171.4 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate, and $403.2 million in liabilities, including $400.7 million of deposits. The Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The Bank entered into loss share agreements with the FDIC and recorded, at its acquisition date fair value, a loss share receivable of $107.6 million, which is classified as part of covered loans in the accompanying consolidated balance sheets. The transaction resulted in a gain on acquisition of $5.1 million, which is included in noninterest income in the accompanying consolidated statements of income and comprehensive income.
     See Note 2 (Business Combinations), in the notes to unaudited consolidated financial statements for additional information related to the details of these transactions.
Investment Securities
     At March 31, 2010, the securities portfolio totaled $3.2 billion; $67.3 million of that amount was held-to-maturity securities and the remainder was securities available-for-sale. In comparison, as of March 31, 2009, the total portfolio was $2.6 billion, including $30.6 million of held-to-maturity securities and $2.6 billion of securities available-for-sale.
     Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. Held-to-maturity securities consist principally of securities issued by state and political subdivisions. Other investments include FHLB and FRB stock.
     Net unrealized gains were $62.0 million, $55.1 million and $25.5 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
     The Corporation conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporary impaired. Only the credit portion of OTTI is to be recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.
     Gross unrealized losses of $19.3 million, compared to $21.6 million as of December 31, 2009, and $37.9 million at March 31, 2009 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.
     Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.
Loans
     Total loans outstanding at March 31, 2010 were $7.4 billion compared to $6.9 billion at December 31, 2009 and $7.3 billion at March 31, 2009.

	As of	As of	As of
	March 31,	December 31,	March 31,
	2010	2009	2009
		(In thousands)
Commercial loans	$4,389,859	$4,066,522	$4,344,915
Mortgage loans	447,575	463,416	524,909
Installment loans	1,382,522	1,425,373	1,533,885
Home equity loans	766,073	753,112	741,073
Credit card loans	145,029	153,525	141,597
Leases	59,464	61,541	64,384

Total noncovered loans	7,190,522	6,923,489	7,350,763
Covered Loans	169,270	—	—
Less allowance for loan losses	117,806	115,092	106,257

Net loans	$7,072,716	$6,808,397	$7,244,506

     Despite the slowdown of the manufacturing-based economy in Northeast Ohio, commercial loans increased 1.03% from the prior year first quarter. Single family mortgage loans continue to be originated by the Corporation’s mortgage subsidiary and then sold into the secondary mortgage market or held in portfolio.

Allowance for Loan Losses and Reserve for Unfunded Commitments
     The Corporation uses a vendor based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two and five year data set. As a result, this approach lends more weight to the more recent performance and would be more conservative.
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
     As required by current accounting guidance, the acquired loans from First Bank were recorded at fair value as of the date of acquisition, with no carryover of related allowances. The determination of the fair value of the loans resulted in a write-down in the value of the loans, which was assigned to an accretable balance which will be recognized as interest income over the remaining term of the loans. The acquired loans from George Washington were also recorded at fair value as of the date of acquisition, with no carryover of related allowances. The determination of the fair value of the loans resulted in a write-down in the value of the loans, which was assigned a nonaccretable and an accretable balance which will be recognized as interest income over the remaining term of the loans. Also in connection with the George Washington acquisition, the Bank entered into loss sharing agreements with the FDIC that collectively cover single family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate. (See Note 2 (Business Combinations) for additional information. Because acquired loans are required to be accounted for at fair value on the date of acquisition, Management believes that asset quality measures are generally more meaningful when acquired loans are excluded from such measures. Therefore, the asset quality ratios included herein exclude the acquired loans with a period end balance of $523.3 million. In addition, ratios of nonperforming loans exclude these acquired loans and other real estate, with a period end balance of $11.4 million, covered by the FDIC loss share agreements.
     At March 31, 2010 the allowance for loan losses was $117.8 million or 1.72% of loans outstanding, excluding acquired loans, compared to $115.1 million or 1.68% at year-end 2009 and $106.3 or 1.45% for the quarter ended March 31, 2009. There were no allowances for loan losses related to the $523.3 million in acquired loans at March 31, 2010. The allowance equaled 105.14% of nonperforming loans at March 31, 2010, compared to 125.55% at year-end 2009, and 151.35% for March 31, 2009. During 2008 additional reserves were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $20.0 million, $19.8 million, and $20.1 at March 31, 2010, December 31, 2010, and March 31, 2009, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have increased by

$41.8 million over March 31, 2009, and $20.4 over December 31, 2009 primarily attributable to the declining economic conditions.
     Net charge-offs were $22.8 million for the first quarter ended 2010 compared to $87.1 million for year-end 2009 and $15.6 million in the first quarter ended 2009. As a percentage of average loans outstanding, net charge-offs equaled 1.36%, 1.22%, and 0.86% for March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.
     The allowance for unfunded lending commitments at March 31, 2010, December 31, 2009, and March 31, 2009 was $6.3 million, $5.8 million and $6.0 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $124.1 million at first quarter-end 2010, $120.8 million at year-end 2009 and $112.3 million at first quarter-end 2009.
Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	March 31,		December 31,		March 31,
(In thousands)	2010		2009		2009
Allowance for Loan Losses
Allowance for loan losses-beginning of period	$115,092		$103,757		$103,757
Provision for loan losses	25,493		98,433		18,065
Net charge-offs	(22,779)		(87,098)		(15,565)

Allowance for loan losses-end of period	$117,806		$115,092		$106,257

Reserve for Unfunded Lending Commitments

Balance at beginning of period	$5,751		$6,588		$6,588
Provision for credit losses	586		(837)		(569)

Balance at end of period	$6,337		$5,751		$6,019

Allowance for credit losses	$124,143		$120,843		$112,276

Annualized net charge-offs as a % of average loans	1.36%		1.22%		0.86%

Allowance for loan losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.72%		1.68%		1.45%

As a percentage of nonperforming loans	105.14%		125.55%		151.35%

As a multiple of annualized net charge offs	1.28	x	1.32	x	1.68	x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.82%		1.77%		1.53%

As a percentage of nonperforming loans	110.80%		131.82%		159.93%

As a multiple of annualized net charge offs	1.34	x	1.39	x	1.78	x

(a)	Excludes loss share receivable
     The allowance for credit losses increased $3.3 million from December 31, 2009 to March 31, 2010, and increased $11.9 million from March 31, 2009 to March 31, 2010. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. The following tables show the overall trend in credit quality by specific asset and risk categories.

	At March 31, 2010
	Loan Type
Allowance for Loan Losses Components:	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
(In thousands)	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
Individually Impaired Loan Component:
Loan balance	$16,805	$68,777	$—	$—	$—	$—	$—	$85,582
Allowance	2,185	8,419	—	—	—	—	—	10,604
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	105,207	1,156	7,269					113,632
Grade 1 allowance	72	—	6					78
Grade 2 loan balance	43,085	38,301	63					81,449
Grade 2 allowance	50	63	—					113
Grade 3 loan balance	352,421	498,233	16,247					866,901
Grade 3 allowance	791	1,350	45					2,186
Grade 4 loan balance	980,056	1,621,687	35,020					2,636,763
Grade 4 allowance	9,165	16,206	327					25,698
Grade 5 (Special Mention) loan balance	69,325	89,821	852					159,998
Grade 5 allowance	2,717	4,402	34					7,153
Grade 6 (Substandard) loan balance	79,893	97,606	13					177,512
Grade 6 allowance	9,051	13,354	2					22,407
Grade 7 (Doubtful) loan balance	197	267	—					464
Grade 7 allowance	5	147	—					152
Consumer loans based on payment status:
Current loan balances			—	1,357,785	741,203	139,718	416,263	2,654,969
Current loans allowance			—	18,688	6,155	8,013	3,403	36,259
30 days past due loan balance			—	12,765	1,932	1,705	11,037	27,439
30 days past due allowance			—	2,031	582	917	475	4,005
60 days past due loan balance			—	3,907	642	1,270	2,516	8,335
60 days past due allowance			—	1,627	410	969	351	3,357
90+ days past due loan balance			—	2,268	1,044	2,336	17,759	23,407
90+ days past due allowance			—	1,526	1,049	2,259	960	5,794

Total loans	$1,646,989	$2,415,848	$59,464	$1,376,725	$744,821	$145,029	$447,575	$6,836,451

Total Allowance for Loan Losses	$24,036	$43,941	$414	$23,872	$8,196	$12,158	$5,189	$117,806

     Note: Total loans excludes loans acquired from First Bank and George Washington which were recorded at date of acquisition at their fair value.

	At December 31, 2009
	Loan Type
Allowance for Loan Losses Components:	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
(In thousands)	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
Individually Impaired Loan Component:
Loan balance	$17,480	$50,345	$—	$—	$—	$—	$—	$67,825
Allowance	3,678	6,849	—	—	—	—	—	10,527
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	75,598	1,178	7,441					84,217
Grade 1 allowance	47	—	6					53
Grade 2 loan balance	59,946	74,839	67					134,852
Grade 2 allowance	52	88	—					140
Grade 3 loan balance	316,535	517,338	15,246					849,119
Grade 3 allowance	579	1,137	36					1,752
Grade 4 loan balance	1,030,872	1,647,918	38,179					2,716,969
Grade 4 allowance	8,666	16,306	257					25,229
Grade 5 (Special Mention) loan balance	42,066	40,748	30					82,844
Grade 5 allowance	1,224	1,873	1					3,098
Grade 6 (Substandard) loan balance	83,884	107,635	578					192,097
Grade 6 allowance	7,616	12,558	53					20,227
Grade 7 (Doubtful) loan balance	68	72	—					140
Grade 7 allowance	1	3	—					4
Consumer loans based on payment status:
Current loan balances				1,396,198	748,207	146,906	428,150	2,719,461
Current loans allowance				18,038	5,829	8,106	3,304	35,277
30 days past due loan balance				18,057	2,306	2,245	13,515	36,123
30 days past due allowance				2,813	677	1,178	571	5,239
60 days past due loan balance				5,919	1,678	1,622	4,301	13,520
60 days past due allowance				2,461	1,081	1,217	617	5,376
90+ days past due loan balance				5,199	921	2,752	17,450	26,322
90+ days past due allowance				3,458	912	2,618	1,182	8,170

Total loans	$1,626,449	$2,440,073	$61,541	$1,425,373	$753,112	$153,525	$463,416	$6,923,489

Total Allowance for Loan Losses	$21,863	$38,814	$353	$26,770	$8,499	$13,119	$5,674	$115,092

	At March 31, 2009
	Loan Type
Allowance for Loan Losses Components:	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
(In thousands)	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
Individually Impaired Loan Component:
Loan balance	$11,861	$52,038	$—	$—	$—	$—	$—	$63,899
Allowance	4,567	5,421	—	—	—	—	—	9,988
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	31,584	5,967	6,058					43,609
Grade 1 allowance	30	11	7					48
Grade 2 loan balance	194,607	129,771	2,593					326,971
Grade 2 allowance	472	618	8					1,098
Grade 3 loan balance	507,255	538,629	19,315					1,065,199
Grade 3 allowance	1,377	4,010	65					5,452
Grade 4 loan balance	1,035,542	1,617,994	34,410					2,687,946
Grade 4 allowance	7,862	27,282	275					35,419
Grade 5 (Special Mention) loan balance	33,989	40,545	157					74,691
Grade 5 allowance	889	1,901	4					2,794
Grade 6 (Substandard) loan balance	67,205	77,836	1,851					146,892
Grade 6 allowance	5,013	9,175	127					14,315
Grade 7 (Doubtful) loan balance	33	59	—					92
Grade 7 allowance	3	5	—					8
Consumer loans based on payment status:
Current loan balances				1,511,155	737,797	135,627	494,140	2,878,719
Current loans allowance				12,557	5,040	3,269	2,722	23,588
30 days past due loan balance				13,897	1,930	1,780	11,502	29,109
30 days past due allowance				1,733	575	708	421	3,437
60 days past due loan balance				5,205	766	1,547	4,074	11,592
60 days past due allowance				1,950	531	952	501	3,934
90+ days past due loan balance				3,628	580	2,643	15,193	22,044
90+ days past due allowance				2,320	659	2,169	1,028	6,176

Total loans	$1,882,076	$2,462,839	$64,384	$1,533,885	$741,073	$141,597	$524,909	$7,350,763

Total Allowance for Loan Losses	$20,213	$48,423	$486	$18,560	$6,805	$7,098	$4,672	$106,257

Asset Quality
     Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.
     The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans Allowance for Loan Losses) in the 2009 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.
     The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

Nonperforming Loans are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.
•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.
Nonperforming Assets are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.
•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.
•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in thousands)
Nonperforming commercial loans	$94,798	$74,033	$54,070
Other nonaccrual loans:	17,245	17,639	16,134

Total nonperforming loans	112,043	91,672	70,204
Other real estate (“ORE”)	11,277	9,329	6,039

Total nonperforming assets	$123,320	$101,001	$76,243

Loans past due 90 day or more accruing interest	$21,099	$35,025	$18,602

Total nonperforming assets as a percentage of total loans and ORE	1.80%	1.48%	1.04%

     During 2009 and the first quarter 2010 the economic conditions in our markets continued to be challenging. Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyer resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment. These conditions have resulted in increases in bankruptcies as well as charge offs. Commercial nonperforming loans increased/decreased $20.8 million from December 31, 2009 and $40.7 million from March 31, 2009. Criticized loans increased $80.7 million from December 31, 2009, and $138.0 from March 31, 2009.
     In nonperforming assets, other real estate includes $1.0 million of vacant land no longer considered for branch expansion which is not related to loan portfolios.

     See Note 1 (Summary of Significant Accounting Policies) of the 2009 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Dollars in thousands)
Nonaccrual commercial loans beginning of period	$74,033	$63,357	$48,563	$54,070	$40,195

Credit Actions:
New	31,211	34,612	24,491	7,259	22,912
Loan and lease losses	(5,367)	(5,272)	(3,886)	(5,951)	(1,950)
Charged down	(3,567)	(12,710)	(3,321)	(4,182)	(2,603)
Return to accruing status	(672)	(478)	(24)	(660)	(3,333)
Payments	(840)	(5,476)	(2,466)	(1,973)	(1,151)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$94,798	$74,033	$63,357	$48,563	$54,070

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
     The following ratios and table provide additional information about the change in the mix of customer deposits.

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2010		December 31, 2009		March 31, 2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$2,146,969	—	$1,910,171	—	$1,767,885	—
Interest-bearing DDA	687,233	0.09%	656,367	0.09%	655,279	0.10%
Savings and money market	3,709,246	0.83%	2,886,842	0.81%	2,638,166	0.83%
CDs and other time deposits	1,797,348	1.45%	2,056,208	2.66%	2,582,788	2.92%

Total customer deposits	8,340,796	0.69%	7,509,588	1.05%	7,644,118	1.28%

Securities sold under agreements to repurchase	951,927	0.48%	1,013,167	0.47%	941,112	0.43%
Wholesale borrowings	708,414	3.53%	952,979	2.87%	1,151,777	2.59%

Total funds	$10,001,137		$9,475,734		$9,737,007

     Total average demand deposits comprised 33.98% of average deposits in the 2010 first quarter compared to 31.70% in the first quarter 2009. Savings accounts, including money market products, made up 44.46% of average deposits in the 2010 first quarter compared to 34.51% in the first quarter 2009. CDs made up 21.55% of average deposits in the first quarter 2010 and 33.79% in the first quarter 2009.
     Deposits balances were elevated by the $395.7 million in deposits assumed as part of the George Washington transaction, and by $1.2 billion in deposits assumed on February 19, 2010 from First Bank. The Corporation received approximately $40.2 million from the FDIC associated with the George Washington transaction and believes that this provides sufficient liquidity to fund the potential at-risk deposit outflows.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 119 basis points compared to one year ago, or 2.15% for the quarter ended March 31, 2010.
     The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of March 31, 2010, by time remaining until maturity:

Time until maturity:	Amount
(In thousands)
Under 3 months	$175,013
3 to 6 months	142,376
6 to 12 months	240,349
Over 1 year through 3 years	103,904
Over 3 years	32,125

$693,767

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at March 31, 2010 totaled $1.2 billion compared to $1.1 billion at December 31, 2009 and $1.1 billion at March 31, 2009. The cash dividend of $0.16 per share paid in the first quarter has an indicated annual rate of $0.64 per share.
Capital Availability
     On March 3, 2010, the Corporation entered into two distribution agency agreements with Credit Suisse Securities (USA) LLC and RBC Capital Markets Corporation (collectively, the “Sales Agents”), pursuant to which the Corporation may, from time to time, offer and sell shares of the Corporation’s common stock. Sales of the common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices, in block transactions or as otherwise agreed with the Sales Agents. During the quarter ended March 31, 2010, the Corporation sold 3.9 million shares with an average value of $20.91 per share.
Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.93% at March 31, 2010, compared to 8.89% at December 31, 2009, and 7.60% at March 31, 2009.
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
     The George Washington FDIC-assisted transaction, which was accounted for as a business combination, resulted in the recognition of an FDIC indemnification asset, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC indemnification asset, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes.
     As of March 31, 2010, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31,		December 31,		March 31,
	2010		2009		2009
	(Dollars in thousands)
Consolidated
Total equity	$1,155,353	9.38%	$1,065,627	10.11%	$1,084,269	9.88%
Common equity	1,155,353	9.38%	1,065,627	10.11%	963,647	8.78%
Tangible common equity (a)	961,749	7.93%	924,871	8.89%	823,086	7.60%
Tier 1 capital (b)	1,002,610	11.75%	971,013	12.09%	1,001,901	11.86%
Total risk-based capital (c)	1,109,453	13.01%	1,071,682	13.34%	1,107,571	13.11%
Leverage (d)	1,002,610	9.03%	971,013	9.39%	1,001,901	9.13%

Bank Only
Total equity	$974,433	7.92%	$946,626	9.00%	$792,085	7.23%
Common equity	974,433	7.92%	946,626	9.00%	792,085	7.23%
Tangible common equity (a)	829,529	6.82%	806,223	7.77%	651,524	6.02%
Tier 1 capital (b)	796,182	9.35%	826,517	10.31%	794,697	9.43%
Total risk-based capital (c)	898,734	10.56%	922,919	11.51%	896,531	10.64%
Leverage (d)	796,182	7.09%	826,517	8.00%	794,697	7.26%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
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
     Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. Each of these types of risks is defined in the discussion of market risk management of the 2009 Form 10-K.
     The interest rate risk position is measured and monitored using risk management tools, including earnings simulation modeling and economic value of equity sensitivity analysis, which capture both near term and long-term interest rate risk exposures. Combining the results from these separate risk measurement processes allows a reasonably comprehensive view of short-term and long-term interest rate risk in the Corporation.
     Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
March 31, 2010	*	1.99%	3.41%	4.22%
March 31, 2009	*	2.43%	4.25%	5.36%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
March 31, 2010	*	2.82%	3.09%	2.27%
March 31, 2009	*	2.95%	5.13%	2.40%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 78.45% of total deposits at March 31, 2010. The Corporation’s wholly owned subsidiary, FirstMerit Bank, N.A., received approximately $40.2 million from the FDIC associated with the FDIC-assisted transaction involving George Washington. The Corporation believes these funds along with its other sources of liquidity provides sufficient liquidity to fund potential at-risk deposit outflows from this institution.
     The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.2 million at March 31, 2010.
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

     Funding Trends for the Quarter — During the three months ended March 31, 2010, lower cost core deposits increased by $852.4 million from the previous quarter. In aggregate, deposits increased $1.9 billion. Securities sold under agreements to repurchase decreased $100.0 million from December 31, 2009. Wholesale borrowings decreased $62.4 million from the end of 2009 to March 31, 2010. The Corporation’s loan to deposit ratio decreased to 78.55% at March 31, 2010 from 92.14% at December 31, 2009.
     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended March 31, 2010, FirstMerit Bank did not pay dividends to FirstMerit Corporation. As of March 31, 2010, FirstMerit Bank had an additional $93.1 million available to pay dividends without regulatory approval.
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
     Participants in the Debt Guarantee Program are assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC is required to impose an emergency special assessment on all FDIC insured depository institutions as prescribed by the Federal Deposit Insurance Act. In May 2009, the FDIC announced it was imposing an emergency special assessment of five basis points on average assets of all FDIC-insured depository institutions as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total basis point assessment in effect on September 30, 2009, adjusted to assume a 5% annualized deposit growth rate; for the 2011 and 2012 periods the computation is adjusted by an additional three basis points increase in the assessment rate. The three-year prepayment for the Corporation totaled $43.9 million.
Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) of the 2009 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.
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
     Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s

Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Form 10-K.
     Purchased loans and related indemnification assets. In accordance with applicable authoritative accounting guidance, all purchased loans and related indemnification assets are recorded at fair value at date of purchase. The initial valuation of these loans and related indemnification asset requires Management to make subjective judgments concerning estimates about how the acquired loans will perform in the future using valuation methods including discounted cash flow analysis and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including those the foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any loss share agreements, and specific industry and market conditions that may impact discount rates and independent third-party appraisals.
     On an ongoing basis, the accounting for purchased loans and related indemnification assets follows applicable authoritative accounting guidance for purchased non-impaired loans and purchased impaired loans. The amount that the Corporation realizes on these loans and related indemnification assets could differ materially from the carrying value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods. The Corporation’s losses on these assets may be mitigated to the extent covered under the specific terms and provisions of any loss share agreements.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, IRLCs, and TBA Securities is included in Note 8 (Derivatives and Hedging Activities) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2009 Form 10-K. There have been no significant changes since December 31, 2009.
Forward-looking Safe-harbor Statement
     Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detained from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2009 Form 10-K.
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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors from those disclosed in 2009 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2010 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2009				396,272

January 1, 2010 - January 31, 2010	38,762	$22.09	—	396,272
February 1, 2010 - February 28, 2010	64,017	21.05	—	396,272
March 1, 2010 - March 31, 2010	12,698	24.16	—	396,272

Balance as of March 31, 2010:	115,477	$21.73	—	396,272

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

(2)	Reflects 115,477 common shares purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Corporation held its Annual Meeting of Shareholders on April 21, 2010, for which the Board of Directors solicited proxies.
(1) Directors were elected at the Annual Meeting for terms expiring at the 2011 Annual Meeting of Shareholders, with the following voting results:

			Authority	Broker
	For	Against	Withheld	Non-Votes
Steven H. Baer	64,394,273	*	6,103,010	8,410,770
Karen S. Belden	63,948,707	*	6,548,576	8,410,770
R. Cary Blair	63,259,864	*	7,237,420	8,410,770
John C. Blickle	64,023,421	*	6,473,862	8,410,769
Robert W. Briggs	64,091,003	*	6,406,281	8,410,770
Richard Colella	63,945,635	*	6,551,649	8,410,769
Gina D. France	64,408,180	*	6,089,104	8,410,769
Paul G. Greig	63,477,462	*	7,019,821	8,410,770
Terry L. Haines	63,341,507	*	7,155,777	8,410,769
J. Michael Hohhschwender	63,665,329	*	6,831,955	8,410,769
Clifford J. Isroff	63,093,621	*	7,403,663	8,410,769
Philip A. Lloyd II	62,142,643	*	8,354,640	8,410,770

*	Proxies provide that shareholders may either cast a vote for, or abstain from voting for, directors.
In addition to the election of Directors, the following matters were voted on at the Annual Meeting of Shareholders:

(2) Ratification of the selection of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2010:

		Authority	Broker
For	Against	Withheld	Non-Votes
76,673,409	1,738,647	495,991	—
(3) Approval of amendments to Article FOURTH and Annex A of FirstMerit Corporation’s Second Amended and Restated Articles of Incorporation which contain the express terms and standard provision of the Corporation’s previously issued shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A:

		Authority	Broker
For	Against	Withheld	Non-Votes
76,896,616	1,129,944	881,479	15
(4) Approval of the amendments to Article III, Section 2 of FirstMerit Corporation’s Second Amended and Restated Code of Regulations to authorize the Board of Directors to establish the number of directors within a range from nine to fifteen without shareholder approval and to establish the current number of directors at twelve:

		Authority	Broker
For	Against	Withheld	Non-Votes
70,881,457	7,135,137	891,445	15
(5) Approval of the amendments to Article SEVENTH of FirstMerit Corporation’s Second Amended and Restated Articles of Incorporation to include a provision that would allow shareholders to approve, by a majority of the voting poser of the company, any matter that otherwise could require the approval of two-thirds or any other proportion (but not less than all) of the voting poser of the Corporation under Ohio law, and to eliminate the need to obtain shareholder approval for certain smaller business combinations and mergers:

		Authority	Broker
For	Against	Withheld	Non-Votes
70,853,923	6,985,958	1,068,152	20
(6) Approval of the amendments to Article EIGHTH of FirstMerit Corporation’s Second Amended and Restated Articles of Incorporation to include a provision that would allow shareholders to approve all amendments to the Articles by a majority of the voting power of the Corporation:

		Authority	Broker
For	Against	Withheld	Non-Votes
75,893,990	2,038,591	975,454	19

(7) Approval of the amendments to Article III, Section 4 of FirstMerit Corporation’s Second Amended and Restated Code of Regulations to eliminate the provision requiring good cause for shareholders to remove a director during the term of office for which the director was elected:

		Authority	Broker
For	Against	Withheld	Non-Votes
76,388,240	1,604,132	915,668	13
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit
Number	Description

2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of George Washington Savings Bank, Orland Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of February 19, 2010 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (filed herewith).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (filed herewith).

10.1	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).

10.2
Distribution Agency Agreement dated March 3, 2010 between FirstMerit Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

10.3
Distribution Agency Agreement dated March 3, 2010 between FirstMerit Corporation and RBC Capital Markets Corporation (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

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

May 10, 2010