Form 10-Q
period 2010-06-30
FIRSTMERIT CORP /OH/
filed 2010-08-06
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     As of July 30, 2010, 108,787,219 shares, without par value, were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited, except December 31, 2009, which is derived from the	June 30,	December 31,	June 30,
audited financial statements)	2010	2009	2009
ASSETS
Cash and due from banks	$620,515	$161,033	$156,590
Investment securities
Held-to-maturity	65,160	50,686	27,549
Available-for-sale	3,068,614	2,565,264	2,546,939
Other investments	160,222	128,888	128,769
Loans held for sale	24,733	16,828	20,780
Noncovered loans:
Commercial loans	4,335,392	4,066,522	4,181,857
Mortgage loans	430,550	463,416	503,890
Installment loans	1,370,400	1,425,373	1,497,211
Home equity loans	762,288	753,112	754,110
Credit card loans	146,253	153,525	148,104
Leases	58,555	61,541	59,974

Total noncovered loans	7,103,438	6,923,489	7,145,146
Covered loans (includes loss share receivable of $311 million)	2,275,747	—	—

Total loans	9,379,185	6,923,489	7,145,146
Less: allowance for loan losses	(118,343)	(115,092)	(111,222)

Net loans	9,260,842	6,808,397	7,033,924
Premises and equipment, net	169,563	125,205	127,284
Goodwill	465,648	139,598	139,245
Intangible assets	12,422	1,158	1,229
Other real estate covered by FDIC loss share	50,460	—	—
Accrued interest receivable and other assets	624,646	542,845	514,653

Total assets	$14,522,825	$10,539,902	$10,696,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,621,994	$2,069,921	1,885,087
Demand-interest bearing	718,891	677,448	648,132
Savings and money market accounts	4,353,579	3,408,109	2,851,236
Certificates and other time deposits	3,820,707	1,360,318	2,066,765

Total deposits	11,515,171	7,515,796	7,451,220

Federal funds purchased and securities sold under agreements to repurchase	744,055	996,345	1,069,945
Wholesale borrowings	474,963	740,105	924,438
Accrued taxes, expenses, and other liabilities	279,917	222,029	228,712

Total liabilities	13,014,106	9,474,275	9,674,315

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 115,121,731, 93,633,871 and 92,026,350 at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	127,937	127,937	127,937
Capital surplus	483,958	88,573	45,674
Accumulated other comprehensive loss	(4,517)	(25,459)	(33,431)
Retained earnings	1,062,792	1,043,625	1,055,283
Treasury stock, at cost, 6,335,809, 6,629,995 and 6,760,676 shares at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	(161,451)	(169,049)	(172,816)

Total shareholders’ equity	1,508,719	1,065,627	1,022,647

Total liabilities and shareholders’ equity	$14,522,825	$10,539,902	$10,696,962

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended		Six months ended
(In thousands except per share data)	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans, including held for sale	$109,924	$86,247	193,569	174,046
Investment securities
Taxable	25,602	26,659	50,472	54,954
Tax-exempt	3,288	3,253	6,627	6,515

Total investment securities interest	28,890	29,912	57,099	61,469
Total interest income	138,814	116,159	250,668	235,515

Interest expense:
Interest on deposits:
Demand-interest bearing	149	159	301	314
Savings and money market accounts	7,873	5,452	15,474	10,829
Certificates and other time deposits	9,510	15,325	15,916	33,913
Interest on securities sold under agreements to repurchase	1,404	1,211	2,531	2,210
Interest on wholesale borrowings	3,111	6,897	9,285	14,240

Total interest expense	22,047	29,044	43,507	61,506

Net interest income	116,767	87,115	207,161	174,009
Provision for loan losses	20,633	26,521	46,126	44,586

Net interest income after provision for loan losses	96,134	60,594	161,035	129,423

Other income:
Trust department income	5,574	5,438	10,855	10,228
Service charges on deposits	17,737	15,853	33,103	30,016
Credit card fees	12,242	11,668	23,800	22,752
ATM and other service fees	2,844	2,839	5,353	5,445
Bank owned life insurance income	2,886	2,985	8,538	6,000
Investment services and insurance	2,535	2,270	4,463	5,188
Investment securities gains, net	651	1,178	651	1,178
Loan sales and servicing income	2,975	3,791	6,212	6,126
Gain on George Washington acquistion	—	—	6,232	—
Gain on post medical retirement curtailment	—	—	—	9,543
Other operating income	5,765	4,823	9,093	9,557

Total other income	53,209	50,845	108,300	106,033

Other expenses:
Salaries, wages, pension and employee benefits	51,899	44,125	100,055	86,807
Net occupancy expense	7,680	5,858	14,820	12,729
Equipment expense	6,735	6,212	12,785	12,009
Stationery, supplies and postage	2,696	2,051	5,389	4,326
Bankcard, loan processing and other costs	7,663	7,862	15,481	15,704
Professional services	7,845	2,856	13,082	6,336
Amortization of intangibles	669	87	903	174
FDIC expense	4,416	8,496	8,181	11,052
Other operating expense	16,120	13,017	29,040	24,630

Total other expenses	105,723	90,564	199,736	173,767

Income before federal income tax expense	43,620	20,875	69,599	61,689
Federal income tax expense	12,127	5,380	19,342	16,760

Net income	$31,493	$15,495	50,257	44,929

Other comprehensive income, net of taxes
Unrealized securities’ holding gain, net of taxes	$16,889	$6,246	21,365	22,063
Unrealized hedging loss, net of taxes	—	—	—	(94)
Less: reclassification adjustment for securities’ gain realized in income, net of taxes	423	766	423	766
Minimum pension liability adjustment, net of taxes	—	(277)	—	(554)

Total other comprehensive gain, net of taxes	16,466	5,203	20,942	20,649

Comprehensive income	$47,959	$20,698	71,199	65,578

Net income applicable to common shares	$31,493	$10,995	50,257	38,558

Net income used in diluted EPS calculation	$31,493	$10,995	50,257	38,558

Weighted average number of common shares outstanding — basic *	98,968	84,123	93,400	83,323

Weighted average number of common shares outstanding — diluted *	98,969	84,131	93,403	83,331

Basic earnings per share *	$0.32	$0.13	0.54	0.46

Diluted earnings per share *	$0.32	$0.13	0.54	0.46

Dividend per share	$0.16	$0.16	0.32	0.45

*	Average outstanding shares and per share data as of June 30, 2009 are restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.
The accompaning notes are an integral part of the consoldiated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Common		Other			Total
(Unaudited)	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
(In thousands)	Stock	Stock	Warrant	Surplus	Loss	Earnings	Stock	Equity
Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843
Net income	—	—	—	—	—	44,929	—	44,929
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.45 per share)	—	—	—	—	—	(36,710)	—	(36,710)
Options exercised (2,400 shares)	—	—	—	(18)	—	—	58	40
Nonvested (restricted) shares granted (526,708 shares)	—	—	—	(12,911)	—	—	12,909	(2)
Restricted stock activity (105,521 shares)	—	—	—	241	—	—	(1,890)	(1,649)
Deferred compensation trust (19,089 shares)	—	—	—	180	—	—	(180)	—
Share-based compensation	—	—	—	4,943	—	—	—	4,943
Issuance of common stock (3,267,751 shares)	—	—	—	(40,756)	—	—	100,538	59,782
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	—	—	(204)	—	125,000
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	21,297	—	—	21,297
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(554)	—	—	(554)
Other	—	—	—	(364)	—	—	—	(364)

Balance at June 30, 2009	$—	$127,937	$—	$45,674	$(33,431)	$1,055,283	$(172,816)	$1,022,647

Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	50,257	—	50,257
Cash dividends — common stock ($0.32 per share)	—	—	—	—	—	(31,090)	—	(31,090)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (407,055 shares)	—	—	—	(9,917)	—	—	9,911	(6)
Restricted stock activity (161,234 shares)	—	—	—	1,032	—	—	(3,567)	(2,535)
Deferred compensation trust (2,877 shares)	—	—	—	(98)	—	—	98	—
Share-based compensation	—	—	—	4,634	—	—	—	4,634
Issuance of common stock (21,487,860 shares)	—	—	—	400,064	—	—	—	400,064
Net unrealized gains on investment securities, net of taxes	—	—	—	—	20,942	—	—	20,942

Balance at June 30, 2010	$—	$127,937	$—	$483,958	$(4,517)	$1,062,792	$(161,451)	$1,508,719

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six months ended
(In thousands)	June 30,
	2010	2009
Operating Activities
Net income	$50,257	$44,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	46,126	44,586
Depreciation and amortization	10,375	9,711
Accretion of acquired loans	(27,781)	—
Accretion income for lease financing	(1,298)	(1,753)
Amortization of investment securities premiums, net	5,081	2,066
Post medical retirement curtailment gain	—	(9,543)
Gain on acquisition	(6,232)	—
Gain on sales and calls of investment securities, net	(651)	(1,178)
Originations of loans held for sale	(182,735)	(295,359)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	178,105	288,333
Gains on sales of loans, net	(3,275)	(2,613)
Amortization of intangible assets	903	174
Net change in assets and liabilities
(Increase) decrease in interest receivable	(3,825)	2,348
Decrease in interest payable	(4,414)	(3,763)
Decrease (increase) in prepaid assets	2,455	(8,715)
Increase in bank owned life insurance	(4,204)	(6,001)
Increase in employee pension liability	18,704	3,289
Decrease in taxes payable	(3,035)	(15,239)
Other increase (decreases)	(541)	(9,281)

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,015	41,991
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	500,066	85,237
Available-for-sale — maturities	378,525	339,390
Purchases of available-for-sale investment securities	(856,728)	(306,455)
Net decrease in loans and leases	132,645	224,846
Purchases of premises and equipment	(12,548)	(3,894)
Sales of premises and equipment	—	83
Net cash acquired from acquisitions	982,132	—

NET CASH PROVIDED IN INVESTING ACTIVITIES	1,124,092	339,207
Financing Activities
Net increase in demand accounts	55,676	229,070
Net increase in savings and money market accounts	111,328	338,905
Net decrease in certificates and other time deposits	(32,417)	(714,434)
Net (increase) decrease in securities sold under agreements to repurchase	(975,335)	148,555
Net decrease in wholesale borrowings	(265,142)	(419,757)
Net proceeds from issuance of preferred stock	—	125,000
Repurchase of preferred stock	—	(125,000)
Repurchase of common stock warrant	—	(5,025)
Net proceeds from issuance of common stock	400,064	59,782
Cash dividends — preferred	—	(1,789)
Cash dividends — common	(31,090)	(36,710)
Purchase of treasury shares	(2,535)	(1,649)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	826	38

NET CASH USED BY FINANCING ACTIVITIES	(738,625)	(403,014)

Increase (decrease) in cash and cash equivalents	459,482	(21,816)
Cash and cash equivalents at beginning of period	161,033	178,406

Cash and cash equivalents at end of period	$620,515	$156,590

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$33,777	$31,453

Federal income taxes	$14,108	$22,016

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010 (Unaudited) (Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
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
     The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. No material subsequent events have occurred requiring recognition in the financial statements or disclosure in the notes to the financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of June 30, 2010 and 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2009.
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
     FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. Accounting Standards Update (“ASU”) 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously, separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the Corporation and are incorporated into Note 11 (Fair Value Measurement). The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended June 30, 2011.
     FASB ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU 2010-18 addresses whether a loan that is within a pool of loans acquired with deteriorated credit quality and accounted for as a single asset should be removed from the pool if the loan is modified in such a way that it would constitute a troubled debt restructuring. Prior to this guidance, accounting practices differed among entities, with some removing loans from the pool and others not removing them. This guidance clarifies that when a loan within a pool is modified, the loan should not be removed from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. Under this guidance, entities will continue to be required to consider whether a pool of acquired loans is impaired if the expected cash flows for the pool change. The affect of a restructuring and whether an impairment has occurred will have to be considered in the context of the accounting for the pool of loans as a whole. The guidance in the ASU is effective for loan modifications occurring in the first interim or annual period ending on or after July 15, 2010, and is to be applied prospectively. Early application is permitted.
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
     The purchase was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). Accordingly, the ABL Loans and a non-compete agreement acquired were recorded at their fair values, $92.7 million and $0.1 million, respectively, on the date of acquisition. The Bank recorded goodwill of $0.4 million relating to the ABL Loans and non-compete agreements acquired. Additional information can be found in Note 4 (Loans) and Note 6 (Goodwill and Intangible Assets).
     First Bank Branches
     On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. This acquisition was accounted for under the acquisition method in accordance with ASC 805. The Bank recognized $1.4 million of acquisition related expenses that were expensed in the quarter ended March 31, 2010 and which are included in the line item entitled professional services in the consolidated statements of income and comprehensive income.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Bank received cash of $832.5 million to assume the net liabilities.

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

     All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the purchased loans is being accreted to interest income over the remaining term of the loans in accordance with ASC 310, Receivables.
     Additional information can be found in Note 4 (Loans) and Note 6 (Goodwill and Intangible Assets).
     George Washington Savings Bank — FDIC Assisted Acquisition
     On February 19, 2010 the Bank entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of George Washington Savings Bank (“George Washington”), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois.
     The FDIC granted the Bank the option to purchase at appraised value the premises, furniture, fixtures and equipment of George Washington and assume the leases associated with these branches. The Bank exercised its option during the second quarter of 2010 and purchased three of the former George Washington branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of $4.3 million.
     The loans and other real estate (collectively referred to as “Covered Assets”) acquired are covered by a loss share arrangement between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “Covered Loans”. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets.
     Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $172.0 million with respect to the Covered Assets and will reimburse the Bank for 95% of losses that exceed $172.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreements, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreements. The loss sharing agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement to the FDIC for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for eight years.
     The reimbursable losses from the FDIC are based on the pre-acquisition book value of the Covered Assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the Covered Assets in future periods.
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. At the date of the transaction, the estimated fair value of the Covered Loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these Covered Loans was $88.7 million. The expected reimbursement for losses on the Covered Loans is included with Covered Loans on the consolidated balance sheets. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. The expected reimbursement for losses on the covered other real estate is included with other real estate covered by FDIC loss share on the consolidated balance sheets.
     The acquisition constituted a business combination as defined by ASC 805 and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. The Bank recognized $1.7 million of acquisition related expenses in the current period which are included in the line item entitled professional services in the consolidated statements of income and comprehensive income. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain. During the quarter ended June 30, 2010, the Corporation obtained additional information that resulted in changes to certain acquisition-data fair value estimates. After considering this additional information, the estimated fair value of the Covered Loans increased to be $177.8 million and the FDIC loss share receivable decreased to be $100.0 million as of February 19, 2010. These revised fair values resulted in an additional $1.1 million of bargain purchase gain which was recognized in the quarter ended March 31, 2010, in accordance with ASC 805. Prior periods presented in these consolidated financial statements reflect these fair value adjustments.
     The operating results of the Corporation for the quarter and six month period ended June 30, 2010 include the operating results from the date of the transaction produced by the acquisition.
     The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loan	254,492	(117,879)	136,613
Mortgage loan	27,218	(2,860)	24,358
Installment loan	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable	—	100,033	100,033

Total covered loans and loss share receivable	305,788	(28,004)	277,784
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	—	2,569

Total liabilities assumed	$398,303	$4,921	$403,224

     The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. As of the date of acquisition and as of June 30, 2010, the Bank has recorded a deferred tax liability of $2.2 million, which resulted from the reduction in the tax basis of certain long-lived assets acquired in the George Washington transaction.
     Midwest Bank and Trust Company – FDIC Assisted Acquisition
     On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Midwest Bank and Trust Company (“Midwest”), a wholly owned subsidiary of Midwest Banc Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area.
     The FDIC granted the Bank the option to purchase at appraised value the premises, furniture, fixtures and equipment of Midwest and assume the leases associated with these branches. This option is exercisable for 90 days following the closing of the acquisition. The Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final purchase decision is made.
     The loans and other real estate acquired are covered by a loss share arrangement between the Bank and the FDIC which affords the Bank significant protection against future losses. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets.
     Pursuant to the terms of the loss sharing agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse the Bank for 80% of losses with respect to Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank under the loss sharing agreements. The loss sharing agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and the Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreement applicable to Covered Assets other than single-family residential mortgage loans provides for FDIC loss sharing for five years and the Bank reimbursement to the FDIC for eight years, in each case, on the same terms and conditions as described above.
     The reimbursable losses from the FDIC are based on the pre-acquisition book value of the Covered Assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the Covered Assets in future periods.
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $227.9 million. The expected reimbursement for losses on these Covered Loans is included with covered loans on the consolidated balance sheets. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The expected reimbursement for losses on this covered other real estate is included with other real estate covered by FDIC loss share on the consolidated balance sheets.
     In addition, on March 15, 2020 (the “True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank under the Shared-Loss Agreements; minus (ii) the aggregate of all of the payments made or payable to the FDIC under the Shared-Loss Agreements. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the Shared-Loss Agreements during which the loss sharing provisions of the applicable Shared-Loss Agreement is in effect. As of the date of acquisition and June 30, 2010, the true-up liability was estimated to be $8.5 million and is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.
     The acquisitions of the net assets of Midwest constitute a business combination as defined by ASC 805 and, accordingly, were recorded at their estimated fair values on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Identifiable intangible assets, including core deposit intangible assets, were recorded at fair value. The Bank recognized $0.4 million of acquisition related expenses in the current period which are included in the line item entitled professional services in the consolidated statements of income and comprehensive income. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the fair value of assets acquired, resulting in the recognition of goodwill in the amount of $277.7 million. Additional information can be found in Note 4 (Loans) and Note 6 (Goodwill and Intangible Assets).
     The operating results of the Corporation for the quarter ended June 30, 2010 include the operating results from the date of the transaction produced by the acquisition. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, Midwest’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented. For these same reasons, the impact of the Midwest acquisition on the Corporation’s results of operations for the quarter ended June 30, 2010 is not meaningful and is not presented.
     The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	566,272	(977)	565,295
Covered loans
Commercial loans	1,842,091	(274,364)	1,567,727
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,154,222	(328,106)	1,826,116
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	3,849	—	3,849
Loss share receivable	—	227,854	227,854

Total covered loans and loss share receivable	2,152,606	(94,787)	2,057,819
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	1,030	28,350
Goodwill	—	277,703	277,703
Other assets	8,273	—	8,273

Total assets acquired	$3,033,823	$190,402	$3,224,225

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	8,527	8,527
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$100,893	$2,996,686

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

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. Treasury	$50,000	$—	$—	$50,000
U.S. government agency debentures	326,338	1,130	(21)	327,447
U.S. States and political subdivisions	286,297	7,960	(81)	294,176
Residential mortgage-backed securities:
U.S. government agencies	1,491,498	72,850	(63)	1,564,285
Residential collateralized mortgage-backed securities:
U.S. government agencies	762,259	23,543	—	785,802
Non-agency	20	—	(1)	19
Corporate debt securities	61,410	—	(17,968)	43,442

Total debt securities	2,977,822	105,483	(18,134)	3,065,171
Marketable equity securities	3,443	—	—	3,443

Total securities available for sale	$2,981,265	$105,483	$(18,134)	$3,068,614

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$65,160	$—	$—	$65,160

Total securities held to maturity	$65,160	$—	$—	$65,160

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$32,029	$—	$(132)	$31,897
U.S. States and political subdivisions	289,529	4,984	(394)	294,119
Residential mortgage-backed securities:
U.S. government agencies	1,557,754	55,325	(1,852)	1,611,227
Residential collateralized mortgage-backed securities:
U.S. government agencies	566,151	16,394	(238)	582,307
Non-agency	22	—	—	22
Corporate debt securities	61,385	—	(18,957)	42,428

Total debt securities	2,506,870	76,703	(21,573)	2,562,000
Marketable equity securities	3,264	—	—	3,264

Total securities available for sale	$2,510,134	$76,703	$(21,573)	$2,565,264

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$50,686	$—	$—	$50,686

Total securities held to maturity	$50,686	$—	$—	$50,686

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. States and political subdivisions	$285,120	$2,523	$(2,334)	$285,309
Residential mortgage-backed securities:
U.S. government agencies	1,610,128	46,706	(97)	1,656,737
Residential collateralized mortgage-backed securities:
U.S. government agencies	534,613	16,428	(230)	550,811
Non-agency	18,155	—	(951)	17,204
Corporate debt securities	61,359	—	(28,103)	33,256

Total debt securities	2,509,375	65,657	(31,715)	2,543,317
Marketable equity securities	3,622	—	—	3,622

Total securities available for sale	$2,512,997	$65,657	$(31,715)	$2,546,939

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$27,549	$—	$—	$27,549

Total securities held to maturity	$27,549	$—	$—	$27,549

     Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the balance sheet.

	June 30,	December 31,	June 30,
	2010	2009	2009
FRB stock	$19,787	$9,064	$8,919
FHLB stock	139,398	119,145	119,145
Other	1,037	679	705

Total other investments	$160,222	$128,888	$128,769

     FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. The $10.7 million increase in FRB stock from December 31, 2009 is a result of the acquisition of FRB stock in the Midwest acquisition. The $20.3 million increase in FHLB stock is a result of the acquired FHLB Chicago stock of $17.0 million in the Midwest acquisition and $3.3 million in the George Washington acquisition. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
     At June 30, 2010, securities totaling $1.9 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.
Gross Unrealized Losses and Fair Value
     The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	At June 30, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. government agency debentures	$30,275	$(21)	2	$—	$—	—	$30,275	$(21)
U.S. States and political subdivisions	13,822	(68)	20	689	(13)	1	14,511	(81)
Residential mortgage-backed securities:
U.S. government agencies	15,016	(60)	2	227	(3)	1	15,243	(63)
Residential collateralized mortgage-backed securities:
Non-agency	3	(1)	1	—	—	—	3	(1)
Corporate debt securities	—	—	—	43,442	(17,968)	8	43,442	(17,968)

Total temporarily impaired securities	$59,116	$(150)	25	$44,358	$(17,984)	10	$103,474	$(18,134)

	At December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. government agency debentures	$31,897	$(132)	3	$—	$—	—	$31,897	$(132)
U.S. States and political subdivisions	39,059	(394)	65	—	—	—	39,059	(394)
Residential mortgage-backed securities:
U.S. government agencies	216,014	(1,849)	15	271	(3)	2	216,285	(1,852)
Residential collateralized mortgage-backed securities:
U.S. government agencies	68,513	(238)	6	—	—	—	68,513	(238)
Non-agency	5	—	1	—	—	—	5	—
Corporate debt securities	—	—		42,428	(18,957)	8	42,428	(18,957)

Total temporarily impaired securities	$355,488	$(2,613)	90	$42,699	$(18,960)	10	$398,187	$(21,573)

	At June 30, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	Imparied		Unrealized	Imparied		Unrealized
	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses
Debt Securities
U.S. States and political subdivisions	$76,239	$(925)	117	$38,794	$(1,409)	66	$115,033	$(2,334)
Residential mortgage-backed securities:
U.S. government agencies	30,291	(93)	4	335	(4)	3	30,626	(97)
Residential collateralized mortgage-backed securities:
U.S. government agencies	20,237	(230)	2	—	—	—	20,237	(230)
Non-agency	17,180	(951)	1	—	—	—	17,180	(951)
Corporate debt securities	—	—	—	33,256	(28,103)	8	33,256	(28,103)

Total temporarily impaired securities	$143,947	$(2,199)	124	$72,385	$(29,516)	77	$216,332	$(31,715)

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
     As of June 30, 2010, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at June 30, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
Realized Gains and Losses
     The following table shows the proceeds from sales of available-for-sale- securities and the gross unrealized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds	$487,905	$68,685	$500,006	$85,237

Realized gains	$1,602	$1,178	$1,602	$1,178
Realized losses	(951)	—	(951)	—

Net securities gains	$651	$1,178	$651	$1,178

Contractual Maturity of Debt Securities
     The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2010. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

						Residential
					Residential	collateralized
				Residential	collateralized	mortgage
				mortgage backed	mortgage	obligations -
		U.S.		securities - U.S.	obligations - U.S.	non U.S.
		government	U.S. States	government	government	government	Corporate		Weighted
	U.S.	agency	and political	agency	agency	agency	debt		Average
	Treasury	debentures	subdivisions	obligations	obligations	obligations	securities	Total	Yield
Securities Available for Sale
Remaining maturity:
One year or less	$50,000	$200,630	$9,351	$7,320	$41,997	$—	$—	$309,298	1.81%
Over one year through five years	—	126,817	13,975	1,541,977	743,805	19	—	2,426,593	3.70%
Over five years through ten years	—	—	70,959	14,988	—	—	—	85,947	5.52%
Over ten years	—	—	199,891	—	—	—	43,442	243,333	4.95%

Fair Value	$50,000	$327,447	$294,176	$1,564,285	$785,802	$19	$43,442	$3,065,171	3.71%

Amortized Cost	$50,000	$326,338	$286,297	$1,491,498	$762,259	$20	$61,410	$2,927,822

Weighted-Average Yield	0.17%	1.09%	6.07%	4.04%	3.48%	3.96%	1.10%	3.71%
Weighted-Average Maturity	0.0	1.0	10.3	3.0	2.4	3.9	17.3	3.6

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$14,560	$—	$—	$—	$—	$14,560	5.94%
Over one year through five years	—	—	6,350	—	—	—	—	6,350	5.05%
Over five years through ten years	—	—	9,193	—	—	—	—	9,193	5.94%
Over ten years	—	—	35,057	—	—	—	—	35,057	7.46%

Fair Value	$—	$—	$65,160	$—	$—	$—	$—	$65,160	6.67%

Amortized Cost	$—	$—	$65,160	$—	$—	$—	$—	$65,160

Weighted-Average Yield			6.67%					6.67%
Weighted-Average Maturity			9.9					9.9

4. Loans
     As discussed in Note 2 (Business Combinations) above, the Bank acquired loans of $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these transactions are covered by loss share agreements with the FDIC which afford the Bank significant loss protection. Loans covered under loss share agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as Covered Loans. The Bank also acquired $275.6 million of loans on February 19, 2010 in its acquisition of the First Bank branches. Acquired loans, including covered loans were initially recorded at fair value with no valuation allowance.
     Total non-covered and covered loans outstanding as of June 30, 2010, December 31, 2009 and June 30, 2009 were as follows:

	As of	As of	As of
	June 30,	December 31,	June 30,
	2010	2009	2009
Commercial loans	$4,335,392	$4,066,522	$4,181,857
Mortgage loans	430,550	463,416	503,890
Installment loans	1,370,400	1,425,373	1,497,211
Home equity loans	762,288	753,112	754,110
Credit card loans	146,253	153,525	148,104
Leases	58,555	61,541	59,974

Total noncovered loans	7,103,438	6,923,489	7,145,146
Covered loans	2,275,747	—	—
Less allowance for loan losses	118,343	115,092	111,222

Net loans	$9,260,842	$6,808,397	$7,033,924

     The Corporation evaluates purchased loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 except for $162.1 million of acquired loans with revolving privileges, which are outside the scope of this guidance. Purchased impaired loans are not classified as nonperforming assets at June 30, 2010 as the loans are considered to be performing under ASC 310-30. Interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is recognized on all purchased loans being accounted for under ASC 310-30.
     As of the acquisition date of February 19, 2010, the preliminary estimate of contractually required payments receivable, including interest, for all loans accounted for in accordance with ASC 310-30 acquired in the George Washington transaction was $305.6 million. The cash flows expected to be collected as of the acquisition date for these loans were $178.8 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The fair value of these loans as of the acquisition date was $154.1 million. The outstanding balance, including contractual principal, interest, fees and penalties, of all purchased loans accounted for in accordance with ASC 310-30 in the George Washington transaction was $268.8 million and $256.9 million as of February 19, 2010 and June 30, 2010, respectively.
     As of the acquisition date of May 14, 2010, the preliminary estimate of contractually required payments receivable, including interest, for all loans acquired in the Midwest transaction and accounted for in accordance with ASC 310-30 was $2.4 billion. The cash flows expected to be collected, including interest, as of the acquisition date for these loans were $1.9 billion. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments. The fair value of these loans as of the acquisition date was $1.7 billion. The outstanding balance, including contractual principal, interest, fees and penalties, of all purchased loans accounted for in accordance with ASC 310-30 in the Midwest transaction was $2.1 billion and $2.0 billion as of May 14, 2010 and June 30, 2010, respectively.
     Changes in the carrying amount of accretable yield for purchased loans accounted for in accordance with ASC 310-30 were as follows for the quarter ended June 30, 2010:

		Carrying
	Accretable	Amount of
	Yield	Loans
Balance at the date of acquisition	$267,021	$1,839,572
Accretion	(19,219)	19,219
Net reclassifications from non-accretable to accretable	728	—
Payments, received, net	—	(65,249)
Disposals	(301)	—

Balance at end of period	$248,229	$1,793,542

     As of the acquisition date of February 19, 2010, the preliminary estimates of the contractually required payments receivable, including interest, for all loans with revolving privileges acquired in the George Washington transaction was $46.3 million. The cash flows expected to be collected, including interest, as of the acquisition date for these loans were $27.1 million. The fair value of these loans as of the acquisition date was $23.7 million.
     As of the acquisition date of May 14, 2010, the preliminary estimates of the contractually required payments receivable, including interest, for all loans with revolving privileges acquired in the Midwest transaction was $193.0 million. The cash flows expected to be collected, including interest, as of the acquisition date for these loans were $160.4 million. The fair value of these loans as of the acquisition date was $138.4 million.
     The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price.

The estimated fair values for the purchased impaired and non-impaired loans were based upon the FDIC’s estimated data for acquired loans.
     See Note 5 (Allowance for loan losses) for further information.
5. Allowance for loan losses
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
     The allowance for loan losses is Management’s estimate of the amount of probable credit losses inherent in the portfolio at the balance sheet date. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans, as well as historical loss experience associated with homogenous pools of loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for credit losses, net of any expected reimbursement under any loss sharing agreements with the FDIC. The expected payments from the FDIC under the loss sharing agreements are recorded as part of covered loans in the consolidated balance sheets.
     Note 1 (Summary of Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) more fully describe the components of the allowance for loan loss model.
     The activity within the allowance for loan loss for the quarters and six months ended June 30, 2010 and 2009 and the year ended December 31, 2009, is shown in the following table:

	Quarter ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
Allowance for loan losses-beginning of period	$117,806	$106,257	$115,092	$103,757	$103,757
Loans charged off:
Commercial	7,183	10,130	16,078	14,684	39,685
Mortgage	1,395	1,315	3,041	2,238	4,960
Installment	8,430	7,487	17,235	15,925	31,622
Home equity	2,761	1,497	4,831	3,032	7,200
Credit cards	4,010	3,696	8,178	6,663	13,558
Leases	617	3	637	3	97
Overdrafts	812	598	1,403	1,117	2,591
Covered loans	220	—	220	—	—

Total charge-offs	25,428	24,726	51,623	43,662	99,713

Recoveries:
Commercial	430	207	802	431	890
Mortgage	38	193	63	219	270
Installment	3,081	2,022	5,098	4,423	8,329
Home equity	444	111	701	196	494
Credit cards	608	388	1,081	775	1,710
Manufactured housing	55	32	86	85	171
Leases	229	42	238	47	57
Overdrafts	253	175	485	365	694
Covered loans	—	—	—	—	—

Total recoveries	5,138	3,170	8,554	6,541	12,615

Net charge-offs	20,290	21,556	43,069	37,121	87,098
Provision for loan losses	20,633	26,521	46,126	44,586	98,433
Change in loss share receivable	194	—	194	—	—

Allowance for loan losses-end of period	$118,343	$111,222	$118,343	$111,222	$115,092

6. Goodwill and Intangible Assets
Goodwill
     Goodwill totaled $465.6 million and $139.6 million at June 30, 2010 and December 31, 2009, respectively. Goodwill of $48.3 million was acquired in the first quarter of 2010 in the acquisition of the First Bank branches and $277.7 million was acquired in the second quarter of 2010 in the Midwest acquisition. As of June 30, 2010, the goodwill acquired in the Midwest acquisition remains unallocated to the Corporation’s reporting units due to the short time between the date of the acquisition and the end of the second quarter. Additionally, the Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price.
     The Corporation expects $45.3 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition to be deductible for tax purposes. The Corporation expects the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.
     These acquisitions are more fully described in Note 2 (Business Combinations).

Other Intangible Assets
     The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	June 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(4,966)	$11,794
Non-compete covenant	102	(13)	89
Lease intangible	617	(78)	539

	$17,479	$(5,057)	$12,422

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(4,154)	$1,056
Non-compete covenant	102	—	102

	$5,312	$(4,154)	$1,158

	June 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(3,981)	$1,229

     As a result of the ABL Loan acquisition on December 15, 2009, a non-compete asset was recognized at its acquisition date fair value of $0.1 million. This non-compete asset will be amortized on an accelerated basis over its estimated useful life of four years.
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
     A core deposit intangible asset with an acquisition date fair value of $7.4 million was recognized as a result of the Midwest acquisition on May 14, 2010. The core deposit intangible asset will be amortized on an accelerated basis over its useful life of ten years.
     These acquisitions are more fully described in Note 2 (Business Combinations).

     Intangible asset amortization expense was $0.7 million and $0.09 for the three months ended June 30, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is as follows: 2010 — $2.0 million; 2011 — $2.2 million; 2012 — $1.9 million; 2013 — $1.2 million; and 2014 — $1.1 million.
7. Earnings per share
     The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended	Quarter ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
BASIC EPS:

Net income	$31,493	$15,495	50,257	44,929
Less: preferred dividend	—	(4,500)	—	(6,167)
Less: accretion of preferred stock discount	—	—	—	(204)

Net income available to common shareholders	$31,493	$10,995	50,257	38,558

Average common shares outstanding (*)	98,968	84,123	93,400	83,323

Net income per share — basic	$0.32	$0.13	0.54	0.46

DILUTED EPS:

Net income available to common shareholders	$31,493	$10,995	50,257	38,558
Add: interest expense on convertible bonds	—	—	—	—

	$31,493	$10,995	50,257	38,558

Avg common shares outstanding (*)	98,968	84,123	93,400	83,323
Add: Equivalents from stock options and restricted stock	1	8	3	8
Add: Equivalents-convertible bonds	—	—	—	—

Average common shares and equivalents outstanding (*)	98,969	84,131	93,403	83,331

Net income per common share — diluted	$0.32	$0.13	0.54	0.46

*	Average common shares outstanding have been restated to reflect stock dividends of 611,582 shares declared April 28, 2009 and 609,560 shares declared on August 20, 2009.
     For the quarters ended June 30, 2010 and 2009 options to purchase 4.6 million and 4.8 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
     On January 9, 2009, the Corporation completed the sale to the United States Department of the Treasury (“Treasury”) of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. The Corporation issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share. At June 30, 2009, the warrant was outstanding, but not included in the computation of diluted earnings per share because it was antidilutive.

     On April 22, 2009, the Corporation completed the repurchase of all 125,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A. On May 27, 2009, the Corporation completed the repurchase of the warrant held by the Treasury. The Corporation paid $5.0 million to the Treasury to repurchase the warrant.
     The Corporation has Distribution Agency Agreements pursuant to which the Corporation may, from time to time, offer and sell shares of its common stock. During the quarter ended June 30, 2009, the Corporation sold 3.3 million shares of its common stock with an average value of $18.36 per share. During the quarter ended March 31, 2010, the Corporation sold 3.9 million shares with an average value of $20.91 per share.
     In May 2010 the Corporation closed and completed the sale of a total of 17,600,160 shares of common stock, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.07 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation. The Corporation intends to use the net proceeds of the offering, which qualify as tangible common equity and Tier 1 capital, for general corporate purposes, including the contribution of all or substantially all of the net proceeds to the capital of the Bank, which may use such amount for its general corporate purposes following the Midwest acquisition.
8. Segment Information
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
     A description of each business, selected financial performance, and the methodologies used to measure financial performance are presented below.
•	Commercial – The commercial line of business provides a full range of lending, depository, and related financial services to middle-market corporate, industrial, financial, business banking (formerly known as small business), public entities, and leasing clients. Commercial also includes personal business from commercial loan clients in coordination with the Wealth Management segment. Products and services offered include commercial term loans, revolving credit arrangements, asset-based lending, leasing, commercial mortgages, real estate construction lending, letters of credit, cash management services and other depository products.

•	Retail – The retail line of business includes consumer lending and deposit gathering, residential mortgage loan origination and servicing, and branch-based small business

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

     The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results for the six-month period ended June 30, 2010 and 2009:

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2010	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$54,649	$97,683	$59,941	$108,196	$4,859	$9,563	$(2,682)	$(8,281)	$116,767	$207,161
Provision for loan losses	12,676	21,030	10,482	20,208	1,104	1,886	(3,629)	3,002	20,633	46,126
Other income	12,766	22,970	27,990	52,773	8,442	16,161	4,011	16,396	53,209	108,300
Other expenses	27,956	53,053	55,866	107,800	9,596	18,948	12,305	19,935	105,723	199,736
Net income	24,427	37,287	14,968	22,364	1,750	3,237	(9,652)	(12,631)	31,493	50,257

AVERAGES :
Assets	$5,443,648	$4,837,737	$2,928,728	$2,863,282	$289,357	$291,671	$4,810,446	$4,429,044	$13,472,179	$12,421,734

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2009	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$39,111	$76,714	$47,530	$94,381	$4,375	$8,421	$(3,901)	$(5,507)	$87,115	$174,009
Provision for loan losses	10,393	14,893	12,704	22,465	2,002	4,615	1,422	2,613	26,521	44,586
Other income	10,240	20,640	26,789	50,766	8,153	16,216	5,663	18,411	50,845	106,033
Other expenses	23,179	46,761	48,933	99,595	9,269	18,604	9,183	8,807	90,564	173,767
Net income	10,257	23,205	8,244	15,006	816	922	(3,822)	5,796	15,495	44,929

AVERAGES :
Assets	$4,134,931	$4,167,054	$2,867,829	$2,883,954	$305,435	$309,251	$3,576,033	$3,638,738	$10,884,228	$10,998,997
9. Derivatives and Hedging Activities
     The Corporation, through its mortgage banking, foreign exchange and risk management operations, is party to various derivative instruments that are used for asset and liability management and customers’ financing needs. Derivative instruments are contracts between two or more parties that have a notional amount and underlying variable, require no net investment and allow for the net settlement of positions. The notional amount serves as the basis for the payment provision of the contract and takes the form of units, such as shares or dollars. The underlying variable represents a specified interest rate, index or other component. The interaction between the notional amount and the underlying variable determines the number of units to be exchanged between the parties and influences the market value of the derivative contract. Derivative assets and liabilities are recorded at fair value on the balance sheet and do not take into account the effects of master netting agreements. Master netting agreements allow the Corporation to settle all derivative contracts held with a single counterparty on a net basis, and to offset net derivative positions with related collateral, where applicable.
     The predominant derivative and hedging activities include interest rate swaps and certain mortgage banking activities. Generally, these instruments help the Corporation manage exposure to market risk, and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven rates and prices or other economic factors. Foreign exchange contracts are entered into to accommodate the needs of customers.
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
     As of June 30, 2010, December 31, 2009 and June 30, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2009		June 30, 2010		December 31, 2009		June 30, 2009
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$1,452	$—	$901	$—	$350,743	$33,907	$398,895	$27,769	$440,769	$32,003

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
     The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009 and there were no Federal Funds interest rate swaps outstanding as of June 30, 2010.

     There were no cash flow hedges outstanding as of June 30, 2010, December 31, 2009 or June 30, 2009 and there was no activity associated with cash flow hedges for the quarters ended June 30, 2010 or 2009.
Derivatives Not Designated in Hedge Relationships
     As of June 30, 2010, December 31, 2009 and June 30, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2009		June 30, 2010		December 31, 2009		June 30, 2009
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps	$717,915	$49,391	$639,285	$26,840	$595,806	$26,123	$717,915	$49,391	$686,947	$30,717	$645,687	$30,502
Mortgage loan commitments	200,883	4,057	55,023	396	86,293	1,490	—	—	—	—	—	—
Forward sales contracts	132,084	(1,939)	67,085	884	102,411	215	—	—	—	—	—	—
TBA Securities	—	—	—	—	—	—	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	61,175	—	62,458	—	82,674	—
Foreign exchange	3,167	102	—	—	—	—	3,167	102	—	—	—	—
Other	—	—	—	—	—	—	14,699	—	18,171	—	13,859	600

Total	$1,054,049	$51,611	$761,393	$28,120	$784,510	$27,828	$796,956	$49,493	$767,576	$30,717	$742,220	$31,102

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
     The Corporation had other interest rate swaps associated with fixed rate commercial loans with a notional value of $47.7 million and $49.9 million as of December 31, 2009 and June 30, 2009, respectively. These swaps were accounted for as standalone derivatives. This portfolio of interest rate swaps was terminated in January 2010.
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
     The Corporation periodically enters into derivative contracts by purchasing TBA Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of June 30, 2010, December 31, 2009 or June 30, 2009.
     Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At June 30, 2010, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.4 million as of June 30, 2010. The fair values of the written swap participations were not material at June 30, 2010, December 31, 2009 and June 30, 2009.
     Gains and losses recognized in income on non-designated hedging instruments for the quarters ended June 30, 2010 and 2009 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income on
Derivatives not	Location of Gain / (Loss)	Derivative
designated as hedging	Recognized in Income on	Quarter ended,	Quarter ended,
instruments	Derivative	June 30, 2010	June 30, 2009
IRLCs	Other income	$2,818	$(918)
Forward sales contracts	Other income	(2,064)	1,354
TBA Securities	Other income	—	(2,317)
Credit contracts	Other income	—	—
Other	Other expenses	—	(600)

Total		$754	$(2,481)

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $91.6 million, $70.0 million and $60.8 million as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
10. Benefit Plans
     The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of Net Periodic Pension Cost
Service Cost	$1,480	$1,322	$2,959	$2,645
Interest Cost	2,800	2,751	5,600	5,501
Expected return on assets	(3,015)	(2,805)	(6,029)	(5,611)
Amortization of unrecognized prior service costs	98	86	197	171
Cumulative net loss	1,427	757	2,854	1,516

Net periodic pension cost	$2,790	$2,111	$5,581	$4,222

	Postretirement Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Components of Net Periodic Postretirement Cost
Service Cost	$15	$15	$30	$30
Interest Cost	240	299	480	598
Amortization of unrecognized prior service costs	—	—	—	—
Cumulative net loss	4	9	8	17

Net Postretirement Benefit Cost	259	323	518	645
Curtailment Gain	—	—	—	(9,543)

Net periodic postretirement (benefit)/cost	$259	$323	$518	$(8,898)

     In January 2009, FirstMerit announced to employees that the Corporation’s subsidy for retiree medical for current eligible active employees will be discontinued effective March 1, 2009. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retired after March 1, 2009 will not receive the Corporation’s subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment.
     The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees after six months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan.

11. Fair Value Measurement
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
Financial Instruments Measured at Fair Value
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,443	$3,021,712	$43,459	$3,068,614
Residential loans held for sale	—	24,733	—	24,733
Derivative assets	—	51,611	—	51,611

Total assets at fair value on a recurring basis	$3,443	$3,098,056	$43,459	$3,144,958

Derivative liabilities	—	83,400	—	83,400

Total liabilities at fair value on a recurring basis	$—	$83,400	$—	$83,400

Note:	There were no transfers between Levels 1 and 2 of the fair value hiearchy during the quarter ended June 30, 2010.
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

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes
U.S. Treasury	1	$50,000	—	$—
U.S. government agency debentures	22	327,447	—	$—
U.S States and political subdivisions	470	294,176	—	—
Residential mortgage-backed securities:
U.S. government agencies	188	1,564,285	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	77	785,801	1	1
Non-agency	1	3	1	16
Corporate debt securities	—	—	8	43,442

	759	$3,021,712	10	$43,459

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
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended June 30, 2010.
     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
	March 31, 2010	gains/(losses) (a)	settlements, net	Transfers	June 30, 2010	period earnings
Other debt securities	$43,813	$(354)	$—	$—	$43,459	$—

(a)	Reported in other comprehensive income (loss)

Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
	January 1, 2010	gains/(losses) (a)	settlements, net	Transfers	June 30, 2010	period earnings
Other debt securities	$42,447	$1,012	$—	$—	$43,459	$—

(a)	Reported in other comprehensive income (loss)
     Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value.
     The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$19,331	$19,331
Impaired and nonaccrual loans	—	—	99,635	99,635
Other property (1)	—	—	59,584	59,584

Total assets at fair value on a nonrecurring basis	$—	$—	$178,550	$178,550

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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
     The following table reflects the differences, as of June 30, 2010, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal
Loans held for sale reported at fair value	$24,733	$23,755	$978

     Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
     Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value for residential loans held for sale measured at fair value included in earnings for the quarter ended June 30, 2010 was not significant.
Disclosures about Fair Value of Financial Instruments
     The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$620,515	$620,515	$161,033	$161,033
Investment securities	3,293,996	3,293,996	2,744,838	2,744,838
Loan held for sale	24,733	24,733	16,828	16,828
Net noncovered loans	6,985,336	6,591,701	6,808,397	6,362,674
Net covered loans and loss share receivable	2,275,506	2,275,506	—	—
Accrued interest receivable	43,191	43,191	39,274	39,274
Mortgage servicing rights	19,327	19,331	20,784	22,241
Derivative assets	51,611	51,611	28,120	28,120

Financial liabilities:
Deposits	$11,515,171	$11,527,599	$7,515,796	$7,519,604
Federal funds purchased and securities sold under agreements to repurchase	744,055	750,582	996,345	998,645
Wholesale borrowings	474,963	483,572	740,105	745,213
Accrued interest payable	8,757	8,757	11,336	11,336
Derivative liabilities	83,400	83,400	58,486	58,486
     The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:
     Cash and due from banks — For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value.
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

     Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.
12. Mortgage Servicing Rights and Mortgage Servicing Activity
     The Corporation serviced for third parties approximately $2.0 billion of residential mortgage loans at June 30, 2010, December 31, 2009 and June 30, 2009. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $2.5 million in each of the six months ended June 30, 2010 and 2009, respectively.
     Servicing rights are presented within other assets on the balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 11 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.
     Changes in the carrying amount of mortgage servicing rights are as follows:

	Quarter ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$20,652	$19,061	$20,784	$18,778
Addition of mortgage servicing rights	677	1,755	1,393	3,192
Amortization	(911)	(1,137)	(1,759)	(1,927)
Changes in allowance for impairment	(1,091)	1,149	(1,091)	785

Balance at end of period	$19,327	$20,828	$19,327	$20,828

Fair value at end of period	$19,331	$22,013	$19,331	$22,013

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. The valuation allowance was $1.1 million as of June 30, 2010 and $0 million as of December 31, 2009 and June 30, 2009. No permanent impairment losses were written off against the allowance during the quarters ended June 30, 2010 and June 30, 2009.
     Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2010 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10%

variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	12.80%
Decrease in fair value from 10% adverse change	$834
Decrease in fair value from 25% adverse change	1,991
Discount rate assumption	9.71%
Decrease in fair value from 100 basis point adverse change	$629
Decrease in fair value from 200 basis point adverse change	1,214
Expected weighted-average life (in months)	92.2
13. Contingencies and Guarantees
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
     Commitments to Extend Credit
     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at June 30, 2010 was $6.8 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and

Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.
     The following table shows the remaining contractual amount of each class of commitments to extend credit as of June 30, 2010. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

June 30, 2010
Loan Commitments
Commercial	$1,615,853
Consumer	1,756,701

Total loan commitments	$3,372,554

     Guarantees
     The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of June 30, 2010.

June 30, 2010
Financial guarantees
Standby letters of credit	$180,329
Loans sold with recourse	56,985

Total loan commitments	$237,314

     Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $88.8 million at June 30, 2010, the remaining guarantees extend in varying amounts through 2014.
     In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.9 million as of June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Three months ended			Year ended			Three months ended
(Dollars in thousands)	June 30, 2010			December 31, 2009			June 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$710,981			$183,215			$194,381
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,736,884	23,462	3.44%	2,222,771	97,871	4.40%	2,205,221	24,455	4.45%
Obligations of states and political subdivisions (tax exempt)	349,424	5,184	5.95%	321,919	19,718	6.13%	316,703	4,910	6.22%
Other securities and federal funds sold	212,973	2,139	4.03%	204,272	8,394	4.11%	211,947	2,204	4.17%

Total investment securities and federal funds sold	3,299,281	30,785	3.74%	2,748,962	125,983	4.58%	2,733,871	31,569	4.63%

Loans held for sale	18,827	239	5.09%	19,289	1,032	5.35%	20,643	277	5.38%
Noncovered loans, covered loans and loss share receivable	8,466,859	109,840	5.20%	7,156,983	339,381	4.74%	7,246,752	86,004	4.76%

Total earning assets	11,784,967	140,864	4.79%	9,925,234	466,396	4.70%	10,001,266	117,850	4.73%

Allowance for loan losses	(116,639)			(108,017)			(104,864)
Other assets	1,092,870			793,062			793,445

Total assets	$13,472,179			$10,793,494			$10,884,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,492,539	—	—	$1,910,171	—	—	$1,891,792	—	—
Demand — interest bearing	698,261	149	0.09%	656,367	600	0.09%	671,235	159	0.10%
Savings and money market accounts	4,228,323	7,873	0.75%	2,886,842	23,472	0.81%	2,810,155	5,452	0.78%
Certificates and other time deposits	3,126,359	9,510	1.22%	2,056,208	54,610	2.66%	2,241,644	15,325	2.74%

Total deposits	10,545,482	17,532	0.67%	7,509,588	78,682	1.05%	7,614,826	20,936	1.10%

Securities sold under agreements to repurchase	843,652	1,404	0.67%	1,013,167	4,764	0.47%	945,178	1,211	0.51%
Wholesale borrowings	526,926	3,111	2.37%	952,979	27,317	2.87%	1,019,786	6,897	2.71%

Total interest bearing liabilities	9,423,521	22,047	0.94%	7,565,563	110,763	1.46%	7,687,998	29,044	1.52%

Other liabilities	241,870			267,835			284,810

Shareholders’ equity	1,314,249			1,049,925			1,019,628

Total liabilities and shareholders’ equity	$13,472,179			$10,793,494			$10,884,228

Net yield on earning assets	$11,784,967	118,817	4.04%	$9,925,234	355,633	3.58%	$10,001,266	88,806	3.56%

Interest rate spread			3.85%			3.24%			3.21%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND
SUBSIDIARIES	Six months ended			Year ended			Six months ended
(Dollars in thousands)	June 30, 2010			December 31, 2009			June 30, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$614,191			$183,215			$202,254
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,559,223	46,399	3.66%	2,222,771	97,871	4.40%	2,227,999	50,409	4.56%
Obligations of states and political subdivisions (tax exempt)	348,300	10,349	5.99%	321,919	19,718	6.13%	318,811	9,824	6.21%
Other securities and federal funds sold	206,604	4,072	3.97%	204,272	8,394	4.11%	212,467	4,545	4.31%

Total investment securities and federal funds sold	3,114,127	60,820	3.94%	2,748,962	125,983	4.58%	2,759,277	64,778	4.73%

Loans held for sale	16,695	423	5.11%	19,289	1,032	5.35%	21,938	599	5.51%
Noncovered loans, covered loans and loss share receivable	7,809,448	193,429	4.99%	7,156,983	339,381	4.74%	7,313,516	173,512	4.78%

Total earning assets	10,940,270	254,672	4.69%	9,925,234	466,396	4.70%	10,094,731	238,889	4.77%

Allowance for loan losses	(115,839)			(108,017)			(103,708)
Other assets	983,112			793,918			805,720

Total assets	$12,421,734			$10,794,350			$10,998,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,322,184	—	—	$1,910,171	—	—	$1,830,181	—	—
Demand — interest bearing	691,279	301	0.09%	656,367	600	0.09%	663,301	314	0.10%
Savings and money market accounts	3,970,523	15,474	0.79%	2,886,842	23,472	0.81%	2,724,636	10,829	0.80%
Certificates and other time deposits	2,466,327	15,916	1.30%	2,056,208	54,610	2.66%	2,411,274	33,913	2.84%

Total deposits	9,450,313	31,691	0.68%	7,509,588	78,682	1.05%	7,629,392	45,056	1.19%

Securities sold under agreements to repurchase	897,490	2,531	0.57%	1,013,167	4,764	0.47%	943,156	2,210	0.47%
Wholesale borrowings	617,170	9,285	3.03%	952,979	27,317	2.87%	1,085,417	14,240	2.65%

Total interest bearing liabilities	8,642,789	43,507	1.02%	7,565,563	110,763	1.46%	7,827,784	61,506	1.58%

Other liabilities	252,272			268,691			294,659

Shareholders’ equity	1,204,489			1,049,925			1,046,373

Total liabilities and shareholders’ equity	$12,421,734			$10,794,350			$10,998,997

Net yield on earning assets	$10,940,270	211,165	3.89%	$9,925,234	355,633	3.58%	$10,094,731	177,383	3.54%

Interest rate spread			3.67%			3.24%			3.19%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF SECOND QUARTER 2010 PERFORMANCE
Earnings Summary
          FirstMerit Corporation reported second quarter 2010 net income of $31.5 million, or $0.32 per diluted share. This compares with $18.8 million, or $0.21 per diluted share, for the first quarter 2010 and $15.5 million, or $0.13 per diluted share, for the second quarter 2009.
          Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2010 were 9.61% and 0.94%, respectively, compared with 6.96% and 0.67% for the first quarter 2010 and 6.27% and 0.57% for the second quarter 2009.
     On May 14, 2010, the Corporation acquired, through its subsidiary FirstMerit Bank, N.A., the banking operations of Chicago-based Midwest Bank and Trust Company, the subsidiary bank of Midwest Banc Holdings, Inc. through a purchase and assumption agreement with the FDIC. The Illinois Department of Financial and Professional Regulation, Division of Banking, declared Midwest Bank and Trust closed on May 14, 2010 and appointed the FDIC as receiver. Including the effects of purchase accounting adjustments, FirstMerit Bank, N.A. acquired approximately $2.9 billion in assets and assumed $2.3 billion of the deposits of Midwest Bank and Trust Company. Midwest Bank had 26 branches located throughout the Chicago area.
     Net interest margin was 4.04% for the second quarter of 2010 compared with 3.72% for the first quarter of 2010 and 3.56% for the second quarter of 2009. The addition of Midwest Bank and Trust’s balance sheet and the Corporation’s continued emphasis on core deposit gathering and shifting deposit mix away from higher-priced certificate of deposit products drove the expansion over both time periods. In connection with the Midwest Bank acquisition, FirstMerit Bank, N.A., entered into a loss sharing agreement with the FDIC that collectively covers $2.3 billion of assets including one-to four-family residential mortgage loans, commercial real estate and commercial and industrial loans, and other real estate (collectively, “Covered Assets”). FirstMerit Bank N.A., acquired other Midwest Bank assets that are not covered by the loss sharing agreement with the FDIC including investment securities purchased at fair market value and other tangible assets.
     Average loans, not including covered loans, during the second quarter of 2010 increased $138.5 million, or 1.97%, compared with the first quarter of 2010 and decreased $85.8 million, or 1.18%, compared with the second quarter of 2009. The decline in average balances compared with the second quarter of 2009 reflects a reduced level of commercial and consumer credit demand and the focus on debt reduction by the Corporation’s business and retail customer base.
     At June 30, 2010, average covered loan balances, including the loss share receivable, were $1.3 billion. Average deposits during the second quarter of 2010 increased $2.2 billion, or 26.43%, compared with the first quarter of 2010 and increased $2.9 billion, or 38.49%, compared with the second quarter of 2009. During the second quarter of 2010, the Corporation increased its average core deposits, which excludes time deposits, by $875.7 million, or 13.38%, compared with the first quarter of 2010, and $2.0 billion, or 38.08%, compared with the second quarter of 2009.

     Average investments during the second quarter of 2010 increased $381.7 million, or 13.08%, compared with the first quarter of 2010 and increased $565.4 million, or 20.68%, over the second quarter of 2009. Second quarter of 2010 average investments was impacted by $575.0 million of securities purchased late in the first quarter of 2010 as a result of the First Bank acquisition.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $118.8 million in the second quarter 2010 compared with $92.3 million in the first quarter of 2010 and $88.8 million in the second quarter of 2009. Compared with the first quarter of 2010, average earning assets increased $1.7 billion, or 16.95%, and increased $1.8 billion, or 17.83%, compared to the second quarter of 2009. The addition of Midwest Bank and Trust’s earning asset base and the incremental margin expansion off those assets was a primary driver of the increases over both periods. Additionally, the Corporation continues to experience net interest margin expansion from successful execution of its core deposit gathering strategies.
     Noninterest income net of securities transactions for the second quarter of 2010 was $52.6 million, a decrease of $2.5 million, or 4.60%, from the first quarter of 2010 and an increase of $2.9 million, or 5.82%, from the second quarter of 2009. The primary changes in other income for the 2010 second quarter as compared to the second quarter of 2009 were as follows: trust income was $5.6 million, an increase of 2.50% primarily due to advances in the equity markets; service charges on deposits were $17.7 million, an increase of 11.88% due to an increase in new accounts; credit card fees were $12.2 million, an increase of 4.92% attributable to the improvement in the economy.
     Other income, net of securities gains, as a percentage of net revenue for the second quarter of 2010 was 30.67% compared with 37.37% for first quarter of 2010 and 35.87% for the second quarter of 2009. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales. For the three months ended March 31, 2010, other income included a gain of $6.2 million from the George Washington acquisition.
     Noninterest expense for the second quarter of 2010 was $105.7 million, an increase of $11.7 million, or 12.46%, from the first quarter of 2010 and an increase of $15.2 million, or 16.74%, from the second quarter of 2009. For the three months ended June 30, 2010, increases in operating expenses compared to the second quarter of 2009 were primarily attributable to increased salary and benefits, and professional services. One-time expenses associated with data processing conversions and related expenses for the acquisitions totaled $4.4 million.
     During the second quarter of 2010, the Corporation reported an efficiency ratio of 61.30%, compared with 63.61% for the first quarter of 2010 and 65.34% for the second quarter of 2009.
     Net charge-offs totaled $20.3 million, or 1.18% of average loans, excluding covered loans, in the second quarter of 2010 compared with $22.8 million, or 1.36% of average loans, in the first quarter 2010 and $21.6 million, or 1.19% of average loans, in the second quarter of 2009.
     Nonperforming assets totaled $109.8 million at June 30, 2010, a decrease of $13.5 million compared with March 31, 2010 and an increase of $36.4 million compared with June 30, 2009. Nonperforming assets at June 30, 2010 represented 1.62% of period-end loans plus other real estate, excluding covered loans, compared with 1.80% at March 31, 2010 and 1.03% at June 30, 2009.

     The allowance for loan losses, excluding covered loans, totaled $118.3 million at June 30, 2010, an increase of $0.3 million from March 31, 2010. At June 30, 2010, the allowance for loan losses was 1.75% of period-end loans compared with 1.72% at March 31, 2010, and 1.68% at December 31, 2009. The allowance for credit losses is the sum of the allowance for loan losses, excluding covered loans, and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.84% of period-end loans, excluding covered loans, at June 30, 2010, compared with 1.82% at March 31, 2010 and 1.77% at December 31, 2009. The allowance for credit losses to nonperforming loans was 126.31% at June 30, 2010, compared with 110.80% at March 31, 2010 and 131.82% at December 31, 2009.
     The Corporation’s total assets at June 30, 2010 were $14.5 billion, an increase of $2.2 billion inclusive of intangible assets, or 17.85%, compared with March 31, 2010 and an increase of $3.8 billion, or 35.77%, compared with June 30, 2009. Total loans, excluding covered loans, did not significantly change compared with March 31, 2010 and June 30, 2009.
     Total deposits were $11.5 billion at June 30, 2010, an increase of $2.1 billion, or 22.89%, from March 31, 2010 and an increase of $4.1 billion, or 54.54%, from June 30, 2009. The increase over both periods was largely driven by the continuation of the Corporation’s expansion strategy in Chicago. Core deposits totaled $7.7 billion at June 30, 2010, an increase of $0.7 million, or 9.80%, from March 31, 2010 and an increase of $2.3 billion, or 42.90%, from June 30, 2009.
     Shareholders’ equity was $1.5 billion at June 30, 2010, compared with $1.2 billion at March 31, 2010 and $1.0 billion at June 30, 2009. The Corporation maintained a strong capital position as tangible common equity to assets was 7.34% at June 30, 2010, compared with 7.93% and 8.36% at March 31, 2010 and June 30, 2009, respectively. The common dividend per share paid in the second quarter 2010 was $0.16.
     On May 21, 2010, the Corporation announced that it closed and completed the sale of a total of 17,600,160 shares of common stock, no par value, to Credit Suisse Securities (USA) LLC, RBC Capital Market Corporation and Sandler O’Neil & Partners, L.P. at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.07 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation. The Corporation intends to use the net proceeds of the offering, which qualify as tangible common equity and Tier 1 capital, for general corporate purposes, including the contribution of all or substantially all of the net proceeds to the capital of FirstMerit Bank, N.A., which may use such amount for its general corporate purposes following the Midwest Bank acquisition.
     On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington Savings Bank which the Corporation acquired from the FDIC on February, 19 2010. The Corporation expects to complete the conversion of Midwest Bank and Trust in September 2010.
Acquisitions
     In the first quarter of 2010, the Corporation completed two strategic acquisitions. On February 19, 2010, the Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois, area. Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $1.2 billion in deposits and the purchase of $301.2 million of loans and $23.0 million in real and personal property associated with the acquired branch locations. The Bank received cash of $832.5 million to assume the net liabilities. This acquisition resulted in goodwill of $48.3 million.
     Also on February 19, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of George Washington Savings Bank, to acquire deposits, loans, and certain other liabilities and certain assets of in a whole-bank acquisition of George Washington Savings Bank. Excluding the effects of purchase accounting adjustments, the Bank acquired approximately $403.9 million in assets and assumed $395.7 million of deposits of George Washington Savings Bank. The transaction resulted in a gain on acquisition of $6.2 million, which is included in noninterest income in the accompanying consolidated statements of income and comprehensive income.
     On May 14, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest Bank and Trust Company, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest Bank and Trust Company. Excluding the effects of purchase accounting adjustments, the Bank acquired approximately $3.0 billion in assets and assumed $2.3 billion of deposits of Midwest Bank and Trust Company. This acquisition resulted in goodwill of $277.7 million.
     In connection with both the George Washington and Midwest Bank acquisitions, the Bank entered into loss share agreements with the FDIC that collectively covers loans and other real estate acquired, and has recorded, at its acquisition date fair value, a total loss share receivable of $330.0 million, which is classified as part of covered loans in the accompanying unaudited consolidated balance sheets. The Bank acquired other assets in both of these acquisitions that are not covered by the loss sharing agreements with the FDIC including investment securities purchased at fair market value and other tangible assets.
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

     Net interest income for the quarter ended June 30, 2010 was $116.8 million compared to $87.1 million for the quarter ended June 30, 2009. Net interest income for the six months ended June 30, 2010 was $207.2 million compared to $174.0 million for the six months ended June 30, 2009. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations. The FTE adjustment was $2.1 million and $1.7 million for the quarters ending June 30, 2010 and 2009, respectively. The FTE adjustment was $4.0 million and $3.4 million for the six months ending June 30, 2010 and 2009, respectively.
     FTE net interest income for the quarter ended June 30, 2010 was $118.8 million compared to $88.8 million for the three months ended June 30, 2009. FTE net interest income for the six months ended June 30, 2010 was $211.2 million compared to $177.4 million for the six months ended June 30, 2009.
     As illustrated in the following rate/volume analysis table, interest income and interest expense both increased due to the falling interest rate environment.

	Quarters ended June 30, 2010 and 2009			Six months ended June 30, 2010 and 2009
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$5,729	$(6,513)	$(784)	$7,637	$(11,595)	$(3,958)
Loans held for sale	(23)	(15)	(38)	(135)	(41)	(176)
Loans	15,348	8,488	23,836	12,028	7,889	19,917

Total interest income — FTE	$21,054	$1,960	$23,014	$19,530	$(3,747)	$15,783

INTEREST EXPENSE
Demand deposits-interest bearing	$7	$(17)	$(10)	$13	$(26)	$(13)
Savings and money market accounts	2,649	(228)	2,421	4,859	(214)	4,645
Certificates of deposits and other time deposits	4,653	(10,468)	(5,815)	757	(18,754)	(17,997)
Securities sold under agreements to repurchase	(140)	333	193	(111)	432	321
Wholesale borrowings	(2,998)	(788)	(3,786)	(6,816)	1,861	(4,955)

Total interest expense	$4,171	$(11,168)	$(6,997)	$(1,298)	$(16,701)	$(17,999)

Net interest income — FTE	$16,883	$13,128	$30,011	$20,828	$12,954	$33,782

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

     The following table provides 2010 FTE net interest income and net interest margin totals as well as 2009 comparative amounts:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2009	2009
Net interest income	$116,767	$87,115	$207,161	$174,009
Tax equivalent adjustment	2,050	1,691	4,004	3,374

Net interest income — FTE	$118,817	$88,806	$211,165	$177,383

Average earning assets	$11,784,967	$10,001,266	$10,940,270	$10,094,731

Net interest margin — FTE	4.04%	3.56%	3.89%	3.54%

     Average loans outstanding (excluding covered loans) for the current year and prior year second quarters totaled $6.8 billion and $7.2 billion, respectively.
     Specific changes in average loans outstanding, compared to the second quarter 2009, were as follows: commercial loans were up $112.9.4 million or 2.65%; home equity loans were up $14.8 million or 1.98%; mortgage loans were down $75.7 million or 14.74%; installment loans, both direct and indirect declined $135.2 million or 8.94%; leases decreased $2.0 million or 3.26%; and credit card loans remained flat. Average covered loans have been separately stated and are described in more detail in Note 2 (Business Combinations). The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans, including covered loans and loss share receivable, for the 2010 and 2009 second quarters equaled 70.85% and 72.46% of average earning assets, respectively.
     Average deposits were $10.5 billion during the 2010 second quarter, up $2.9 million, or 38.49%, from the same period last year. For the quarter ended June 30, 2010, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $2.0 billion, or 38.08%, and represented 70.35% of total average deposits, compared to 70.56% for the 2009 second quarter. Average certificates of deposit (“CDs”) increased $.9 million, or 39.47%, compared to the prior year. Average wholesale borrowings decreased $492.9 million, and as a percentage of total interest-bearing funds equaled 5.59% for the 2010 second quarter and 13.26% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $101.5 million, and as a percentage of total interest bearing funds equaled 8.95% for the 2010 second quarter and 12.29% for the 2009 second quarter. Average interest-bearing liabilities funded 79.96% of average earning assets in the current year quarter and 76.87% during the quarter ended June 30, 2009.
Other Income
     Excluding investment gains, other income for the quarter ended June 30, 2010 totaled $52.3 million, an increase of $2.9 million from the $49.7 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 30.67%, compared to 35.87% for the same quarter one year ago.
     The primary changes in other income for the 2010 second quarter as compared to the second quarter of 2009 were as follows: trust income was $5.6 million, an increase of 2.50% primarily due to advances in the equity markets; service charges on deposits were $17.7 million, an increase of 11.88% due to an increase in new accounts; credit card fees were $12.2 million, an increase of 4.92% attributable to the improvement in the economy.
     The changes in other income for the six months ended June 30, 2010 compared to June 30, 2009 were similar to the quarterly analysis. The primary changes in other income for the six months ended June 30, 2010 as compared to June 30, 2009 were as follows: A $6.2 million gain on the acquisition of George Washington was recognized in the first half of 2010, while a $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees was recognized in the first half of 2009.
Other Expenses
     Other (non-interest) expenses totaled $105.7 million for the second quarter 2010 compared to $90.6 million for the same 2009 quarter, an increase of $15.2 million, or 16.74%. Other (non-interest) expenses totaled $199.7 million for the six months ended June 30, 2010 compared to $173.8 million for the six months ended June 30, 2009, an increase of $25.9 million, or 14.94%.
     The primary changes in other expenses for the 2010 second quarter as compared to the second quarter of 2009 were as follows: FDIC expense decreased $4.1 million over the prior year quarter due to a $5.1 million emergency special assessment levied by the FDIC in May 2009. Excluding this one-time assessment, FDIC expense for the three months ended June 30, 2010 actually increased $1.0 million or 30.0% over the prior year quarter due to an overall increase in the FDIC deposit insurance assessment base. Increases in operating expenses compared to the second quarter of 2009 were primarily attributable to increased salary, occupancy and professional services related to the 2010 acquisitions. One-time expenses associated with data processing conversions and related expenses for the acquisitions totaled $4.4 million.
     The changes in other expenses for the six months ended June 30, 2010 compared to June 30, 2009 were similar to the quarterly analysis. The primary changes in other expense for the six months ended June 30, 2010 as compared to June 30, 2009 were primarily attributable to increased salary, occupancy and professional services related to the 2010 acquisitions.
     The efficiency ratio for the second quarter 2010 was 61.30%, compared to 65.34% during the same period in 2009. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during the second quarter 2010, 61.30 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Federal Income Taxes
     Federal income tax expense was $12.1 million and $5.4 million for the quarters ended June 30, 2010 and 2009, respectively. The effective federal income tax rate for the second quarter 2010 was 27.80%, compared to 25.77% for the same quarter 2009. Tax reserves have been specifically estimated for potential at-risk items in accordance with ASC 740, Income Taxes. Further federal income tax information is described in Note 1 (Summary of Significant Accounting Policies) and Note 11 (Federal Income Taxes) in the 2009 Form 10-K.
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
     On February 19, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of George Washington, to acquire deposits, loans, and certain other liabilities and certain assets of in a whole-bank acquisition of George Washington. The Bank acquired assets with a fair value of approximately $369.3 million, including $177.8 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate, and $403.2 million in liabilities, including $400.7 million of deposits. The Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The Bank entered into loss share agreements with the FDIC and recorded, at its acquisition date fair value, a loss share receivable of $100.3 million, which is classified as part of covered loans in the accompanying unaudited consolidated balance sheets. The transaction resulted in a gain on acquisition of $6.2 million, which is included in noninterest income in the accompanying consolidated statements of income and comprehensive income. On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington.
     On May 14, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. The Bank acquired assets with a fair value of approximately $2.4 billion, including $1.8 billion of loans, $565.3 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate, and $3.0 billion in liabilities, including $2.3 billion of deposits. The Bank recorded a core deposit intangible asset of $7.4 million and has made a cash payment to the FDIC of approximately $227.5 million. The Bank entered into loss share agreements with the FDIC and recorded, at its acquisition date fair value, a loss share receivable of $230.0 million, which is classified as part of covered loans in the accompanying consolidated balance sheets. The transaction resulted in goodwill of $277.7 million. The Corporation expects to complete the operational and technical conversion of Midwest in the fourth quarter of 2010.
     See Note 2 (Business Combinations), in the notes to unaudited consolidated financial statements for additional information related to the details of these transactions.
Investment Securities
     At June 30, 2010, total investment securities were $3.3 billion compared to $2.7 billion at December 31, 2009 and June 30, 2009. Available-for-sale securities were $3.1 billion at June 30, 2010 compared to $2.6 billion at December 31, 2009 and $2.5 billion at June 30, 2009. The Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. Cash proceeds from the First Bank acquisition were utilized to purchase approximately $575.0 million in short term securities late in the first quarter of 2010.
     Held-to-maturity securities totaled $65.2 million at June 30, 2010 compared to $50.7 million at December 31, 2009 and $27.5 million at June 30, 2009 and consist principally of securities issued by state and political subdivisions.
     Other investments totaled $160.2 million at June 30, 2010 compared to $128.9 million at December 31, 2009 and $128.8 million at June 30, 2009 and consistent primarily of FHLB and FRB stock. The increase of $31.3 million or 24.31% from December 31, 2009 was a result of the FHLB and FRB stock acquired in the George Washington and Midwest acquisitions.
     Net unrealized gains were $87.3 million, $55.1 million and $33.9 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
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
     Gross unrealized losses of $18.1 million, compared to $21.6 million as of December 31, 2009, and $31.7 million at June 30, 2009 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.

     Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.
Loans
     Loans acquired under loss share agreements with the FDIC include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to loss share agreements are presented below as “non-covered loans”. Total non-covered loans outstanding at June 30, 2010 were $7.1 billion compared to $6.9 billion at December 31, 2009 and $7.1 billion at June 30, 2009.

	As of	As of	As of
	June 30,	December 31,	June 30,
	2010	2009	2009
	(In thousands)
Commercial loans	$4,335,392	$4,066,522	$4,181,857
Mortgage loans	430,550	463,416	503,890
Installment loans	1,370,400	1,425,373	1,497,211
Home equity loans	762,288	753,112	754,110
Credit card loans	146,253	153,525	148,104
Leases	58,555	61,541	59,974

Total noncovered loans	7,103,438	6,923,489	7,145,146
Covered loans	2,278,571	—	—
Less allowance for loan losses	118,343	115,092	111,222

Net loans	$9,263,666	$6,808,397	$7,033,924

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

     Purchased loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. At acquisition, in accordance with ASC 310-30, the Corporation reviews each loan to determine whether there is evidence of deterioration in credit quality since origination and if it is probable that the Corporation will be unable to collect all amounts due according to the loan’s contractual terms. The Corporation considers expected prepayments and estimates the amount and timing of undiscounted expected principal, interest and other cash flows for each loan meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the book value of the loan, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Corporation records a discount on these loans at acquisition to record them at their realizable cash flow.
     Subsequent to the acquisition date, purchased loans are incorporated into the Corporation’s allowance process. For loans accounted for in accordance with ASC 310-30, the Corporation continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Corporation evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss, net of amounts recoverable through loss sharing agreements, in its consolidated statement of income. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
     The Bank acquired $177.8 million and $1.8 billion of loans in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. All loans acquired in the George Washington and Midwest acquisitions were acquired under loss share agreements whereby the FDIC reimburses the Bank for a significant amount of losses incurred. The Corporation evaluated the loans acquired in these two acquisitions in accordance with ASC 310-30 and elected to account for all covered loans under ASC 310-30, regardless of the impairment determination, with the exception of $162.1 million loans with revolving privileges, which are outside the scope of ASC 310-30.
     Due to the significant change in the accounting for the acquired loans and the loss sharing arrangements with the FDIC, Management believes that asset quality measures excluding the acquired loans are generally more meaningful. Therefore, the asset quality ratios included herein exclude the acquired loans with a period end balance of $2.3 billion. In addition, ratios of nonperforming loans exclude these acquired loans and other real estate, with a period end balance of $50.5 million, covered by the FDIC loss share agreements.
     At June 30, 2010 the allowance for loan losses was $118.3 million or 1.75% of loans outstanding, excluding acquired loans, compared to $115.1 million or 1.68% at year-end 2009 and $111.2 or 1.56% for the quarter ended June 30, 2009. The allowance equaled 119.43% of nonperforming loans at June 30, 2010, compared to 125.55% at year-end 2009, and 175.17% for June 30, 2009. During 2008 additional reserves were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $20.0 million, $19.8 million, and $20.1 at

June 30, 2010, December 31, 2010, and June 30, 2009, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have increased by $36.4 million over June 30, 2009, and $8.8 million over December 31, 2009 primarily attributable to the declining economic conditions.
     At June 30, 2010, the allowance for loan loss included $0.2 million related to the $177.8 million of loans acquired in the George Washington.
     Net charge-offs were $20.3 million for the second quarter ended 2010 compared to $87.1 million for year-end 2009 and $21.6 million in the second quarter ended 2009. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equaled 1.18% , 1.22%, and 1.19% for June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.
     The allowance for unfunded lending commitments at June 30, 2010, December 31, 2009, and June 30, 2009 was $6.8 million, $5.8 million and $6.1 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $125.2 million at second quarter-end 2010, $120.8 million at year-end 2009 and $117.3 million at second quarter-end 2009.

Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended	Year Ended	Quarter ended
	June 30,	December 31,	June 30,
	2010	2009	2009
		(In thousands)
Allowance for Loan Losses
Allowance for loan losses-beginning of period	$117,806	$103,757	$106,257
Provision for loan losses	20,633	98,433	26,521
Change in loss share receivable	194	0
Net charge-offs	(20,290)	(87,098)	(21,556)

Allowance for loan losses-end of period	$118,343	$115,092	$111,222

Reserve for Unfunded Lending Commitments
Balance at beginning of period	$6,337	$6,588	$6,019
Provision for credit losses	475	(837)	35

Balance at end of period	$6,812	$5,751	$6,054

Allowance for credit losses	$125,155	$120,843	$117,276

Annualized net charge-offs as a % of average loans	1.18%	1.22%	1.19%

Allowance for loan losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.75%	1.68%	1.56%

As a percentage of nonperforming loans	119.43%	125.55%	175.17%

As a multiple of annualized net charge offs	1.47x	1.32x	1.29x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.84%	1.77%	1.64%

As a percentage of nonperforming loans	126.31%	131.82%	184.71%

As a multiple of annualized net charge offs	1.55x	1.39x	1.36x

(a)	Excludes loss share receivable
     The allowance for credit losses increased $4.3 million from December 31, 2009 to June 30, 2010, and increased $7.9 million from June 30, 2009 to June 30, 2010. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values.

     The following tables show the overall trend in credit quality by specific asset and risk categories.

	At June 30, 2010
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,489	$64,382	$—	$—	$—	$—	$—	$73,871
Allowance	1,837	7,797	—	—	—	—	—	9,634
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	98,958	2,036	8,403					109,397
Grade 1 allowance	69	—	7					76
Grade 2 loan balance	48,864	20,254	57					69,175
Grade 2 allowance	61	37	—					98
Grade 3 loan balance	332,868	483,704	11,734					828,306
Grade 3 allowance	825	1,276	36					2,137
Grade 4 loan balance	1,033,871	1,646,857	37,787					2,718,515
Grade 4 allowance	10,937	14,949	375					26,261
Grade 5 (Special Mention) loan balance	44,203	70,421	574					115,198
Grade 5 allowance	1,797	3,325	26					5,148
Grade 6 (Substandard) loan balance	73,614	111,004	—					184,618
Grade 6 allowance	8,473	13,796	—					22,269
Grade 7 (Doubtful) loan balance	189	396	—					585
Grade 7 allowance	10	24	—					34
Consumer loans based on payment status:
Current loan balances				1,350,571	736,949	142,393	394,733	2,624,646
Current loans allowance				20,250	6,691	9,688	3,893	40,522
30 days past due loan balance				10,008	2,438	1,354	12,455	26,255
30 days past due allowance				1,706	808	868	630	4,012
60 days past due loan balance				2,988	562	947	4,050	8,547
60 days past due allowance				1,379	412	859	643	3,293
90+ days past due loan balance				1,692	390	1,559	17,186	20,827
90+ days past due allowance				1,302	455	1,784	1,077	4,618

Total loans	$1,642,056	$2,399,054	$58,555	$1,365,259	$740,339	$146,253	$428,424	$6,779,940

Total Allowance for Loan Losses	$24,009	$41,204	$444	$24,637	$8,366	$13,199	$6,243	$118,102

Note: Total loans excludes loans from First Bank, George Washington and MidWest which are recorded at date of acquisition at their fair value.

	At December 31, 2009
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$17,480	$50,345	$—	$—	$—	$—	$—	$67,825
Allowance	3,678	6,849	—	—	—	—	—	10,527
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	75,598	1,178	7,441					84,217
Grade 1 allowance	47	—	6					53
Grade 2 loan balance	59,946	74,839	67					134,852
Grade 2 allowance	52	88	—					140
Grade 3 loan balance	316,535	517,338	15,246					849,119
Grade 3 allowance	579	1,137	36					1,752
Grade 4 loan balance	1,030,872	1,647,918	38,179					2,716,969
Grade 4 allowance	8,666	16,306	257					25,229
Grade 5 (Special Mention) loan balance	42,066	40,748	30					82,844
Grade 5 allowance	1,224	1,873	1					3,098
Grade 6 (Substandard) loan balance	83,884	107,635	578					192,097
Grade 6 allowance	7,616	12,558	53					20,227
Grade 7 (Doubtful) loan balance	68	72	—					140
Grade 7 allowance	1	3	—					4
Consumer loans based on payment status:
Current loan balances				1,396,198	748,207	146,906	428,150	2,719,461
Current loans allowance				18,038	5,829	8,106	3,304	35,277
30 days past due loan balance				18,057	2,306	2,245	13,515	36,123
30 days past due allowance				2,813	677	1,178	571	5,239
60 days past due loan balance				5,919	1,678	1,622	4,301	13,520
60 days past due allowance				2,461	1,081	1,217	617	5,376
90+ days past due loan balance				5,199	921	2,752	17,450	26,322
90+ days past due allowance				3,458	912	2,618	1,182	8,170

Total loans	$1,626,449	$2,440,073	$61,541	$1,425,373	$753,112	$153,525	$463,416	$6,923,489

Total Allowance for Loan Losses	$21,863	$38,814	$353	$26,770	$8,499	$13,119	$5,674	$115,092

	At June 30, 2009
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$8,930	$51,603	$—	$—	$—	$—	$—	$60,533
Allowance	1,442	7,311	—	—	—	—	—	8,753
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	37,653	5,739	6,180					49,572
Grade 1 allowance	37	14	8					59
Grade 2 loan balance	99,771	107,078	1,473					208,322
Grade 2 allowance	165	653	3					821
Grade 3 loan balance	375,488	540,410	17,726					933,624
Grade 3 allowance	879	4,547	52					5,478
Grade 4 loan balance	1,053,613	1,648,118	32,316					2,734,047
Grade 4 allowance	7,728	30,877	241					38,846
Grade 5 (Special Mention) loan balance	53,765	37,871	1,620					93,256
Grade 5 allowance	1,351	1,797	38					3,186
Grade 6 (Substandard) loan balance	70,051	91,708	659					162,418
Grade 6 allowance	4,482	9,891	39					14,412
Grade 7 (Doubtful) loan balance	—	59	—					59
Grade 7 allowance	—	5	—					5
Consumer loans based on payment status:
Current loan balances				1,468,931	749,807	142,647	471,139	2,832,524
Current loans allowance				12,957	4,690	4,114	2,895	24,656
30 days past due loan balance				19,527	1,998	1,562	13,112	36,199
30 days past due allowance				2,566	545	742	523	4,376
60 days past due loan balance				5,794	1,864	1,407	3,196	12,261
60 days past due allowance				2,229	1,180	1,023	426	4,858
90+ days past due loan balance				2,959	441	2,488	16,443	22,331
90+ days past due allowance				1,903	449	2,338	1,082	5,772

Total loans	$1,699,271	$2,482,586	$59,974	$1,497,211	$754,110	$148,104	$503,890	$7,145,146

Total Allowance for Loan Losses	$16,084	$55,095	$381	$19,655	$6,864	$8,217	$4,926	$111,222

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

     Nonperforming Loans are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.
•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.
     Nonperforming Assets are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.
•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.
•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)
Nonperforming commercial loans	$84,535	$74,033	$48,563
Other nonaccrual loans:	14,394	17,639	14,929

Total nonperforming loans	98,929	91,672	63,492
Other real estate (“ORE”)	10,852	9,329	9,859

Total nonperforming assets	$109,781	$101,001	$73,351

Loans past due 90 day or more accruing interest	$36,932	$35,025	$22,129

Total nonperforming assets as a percentage of total loans and ORE	1.62%	1.48%	1.03%

     The higher levels of non-performing loans reflect the current state of the economy. Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyers resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment. These conditions have resulted in increases in bankruptcies as well as charge offs. Commercial nonperforming loans increased $10.5 million from December 31, 2009 and $35.9 million from June 30, 2009. Commercial criticized loans increased $31.4 million from December 31, 2009, and $58.0 from June 30, 2009.

     In nonperforming assets, other real estate includes $1.0 million of vacant land no longer considered for branch expansion which is not related to loan portfolios.
     See Note 1 (Summary of Significant Accounting Policies) of the 2009 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
     The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(In thousands)
Nonaccrual commercial loans beginning of period	$94,798	$74,033	$63,357	$48,563	$54,070

Credit Actions:
New	4,419	31,211	34,612	24,491	7,259
Loan and lease losses	(6,071)	(5,367)	(5,272)	(3,886)	(5,951)
Charged down	(1,730)	(3,567)	(12,710)	(3,321)	(4,182)
Return to accruing status	(1,575)	(672)	(478)	(24)	(660)
Payments	(5,306)	(840)	(5,476)	(2,466)	(1,973)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$84,535	$94,798	$74,033	$63,357	$48,563

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
     The following ratios and table provide additional information about the change in the mix of customer deposits.

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2010		December 31, 2009		June 30, 2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest DDA	$2,492,539	—	$1,910,171	—	$1,891,792	—
Interest-bearing DDA	698,261	0.09%	656,367	0.09%	671,235	0.10%
Savings and money market	4,228,323	0.75%	2,886,842	0.81%	2,810,155	0.78%
CDs and other time deposits	3,126,359	1.22%	2,056,208	2.66%	2,241,644	2.74%

Total customer deposits	10,545,482	0.67%	7,509,588	1.05%	7,614,826	1.10%
		.
Securities sold under agreements to repurchase	843,652	0.67%	1,013,167	0.47%	945,178	0.51%
Wholesale borrowings	526,926	2.37%	952,979	2.87%	1,019,786	2.71%

Total funds	$11,916,060		$9,475,734		$9,579,790

     Deposits balances were elevated by the $3.9 billion in deposits assumed as part of the Midwest, George Washington and First Bank acquisitions in the first half of 2010. Total average demand deposits comprised 30.26% of average deposits in the 2010 second quarter compared to

33.66% in the second quarter 2009. Savings accounts, including money market products, made up 40.1% of average deposits in the 2010 second quarter compared to 36.90% in the second quarter 2009. CDs made up 29.6% of average deposits in the second quarter 2010 and 29.44% in the second quarter 2009.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 56 basis points compared to one year ago, or 1.02% for the quarter ended June 30, 2010.
     The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of June 30, 2010, by time remaining until maturity:

Time until maturity:	Amount
(In thousands)
Under 3 months	$302,063
3 to 6 months	281,933
6 to 12 months	282,694
Over 1 year through 3 years	170,196
Over 3 years	38,697

$1,075,583

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at June 30, 2010 totaled $1.5 billion compared to $1.1 billion at December 31, 2009 and $1.0 billion at June 30, 2009. The cash dividend of $0.16 per share paid in the second quarter has an indicated annual rate of $0.64 per share.
Capital Availability
     The Corporation has Distribution Agency Agreements pursuant to which the Corporation may, from time to time, offer and sell shares of its common stock. During the quarter ended June 30, 2009, the Corporation sold 3.3 million shares of its common stock with an average value of $18.36 per share. During the quarter ended March 31, 2010, the Corporation sold 3.9 million shares with an average value of $20.91 per share.
     In May 2010 the Corporation closed and completed the sale of a total of 17,600,160 shares of common stock, no par value, $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.07 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation. The Corporation intends to use the net proceeds of the offering, which qualify as tangible common equity and Tier 1 capital, for general corporate purposes, including the contribution of all or substantially all of the net proceeds to the capital of FirstMerit Bank, N.A., which may use such amount for its general corporate purposes following the Midwest Bank acquisition.
Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.34% at June 30, 2010, compared to 8.89% at December 31, 2009, and 8.36% at June 30, 2009.
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
     The George Washington and Midwest FDIC-assisted transactions, which were accounted for as business combinations, resulted in the recognition of an FDIC indemnification asset, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC indemnification asset, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes.

     As of June 30, 2010, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30,		December 31,		June 30,
	2010		2009		2009
			(Dollars in thousands)
Consolidated
Total equity	$1,508,719	10.39%	$1,065,627	10.11%	$1,022,647	9.56%
Common equity	1,508,719	10.39%	1,065,627	10.11%	1,022,647	9.56%
Tangible common equity (a)	1,030,649	7.34%	924,871	8.89%	882,173	8.36%
Tier 1 capital (b)	1,033,237	11.22%	971,013	12.09%	936,038	11.38%
Total risk-based capital (c)	1,148,427	12.48%	1,071,682	13.34%	1,039,044	12.63%
Leverage (d)	1,033,237	8.00%	971,013	9.39%	936,038	8.74%

Bank Only
Total equity	$1,297,708	8.95%	$946,626	9.00%	$804,009	7.52%
Common equity	1,297,708	8.95%	946,626	9.00%	804,009	7.52%
Tangible common equity (a)	819,638	5.84%	806,223	7.77%	663,535	6.29%
Tier 1 capital (b)	928,221	10.11%	826,517	10.31%	802,305	9.77%
Total risk-based capital (c)	1,039,086	11.31%	922,919	11.51%	901,439	10.97%
Leverage (d)	928,221	7.11%	826,517	8.00%	802,305	7.50%

(a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

(b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

(d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
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
     Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
June 30, 2010	*	0.23%	0.29%	(0.55%)
June 30, 2009	*	1.32%	2.09%	2.57%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

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
     Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
June 30, 2010	*	4.27%	6.12%	7.17%
June 30, 2009	*	1.27%	0.08%	0.18%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
     Management of interest rate exposure. Management uses the results of its various simulation analyses to formulate strategies to achieve a desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 9 (Derivatives and Hedging Activities) to the unaudited consolidated financial statements included in this report.

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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 70.35% of total deposits at June 30, 2010. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the second quarter of 2010 in addition to unencumbered, or unpledged, investment securities that totaled $1.2 billion as of June 30, 2010.
     The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. The overall management of the Corporation’s liquidity position is also integrated into retail deposit pricing policies to ensure a stable core deposit base.
     The Treasury Group also prepares a contingency funding plan that details the potential erosion of funds in the event of a systemic financial market crisis or institutional-specific stress. An example of an institution specific event would be a downgrade in the Corporation’s public credit rating by a rating agency due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition. Examples of systemic events unrelated to the Corporation that could have an effect on its access to liquidity would be terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund or hedge fund. Similarly, market speculation or rumors about the Corporation or the banking industry in general may adversely affect the cost and availability of normal funding sources. The liquidity contingency plan therefore outlines the process for addressing a liquidity crisis. The plan provides for an evaluation of funding sources under various market conditions. It also assigns specific roles and responsibilities for effectively managing liquidity through a problem period.
     Funding Trends for the Quarter — During the three months ended June 30, 2010, lower cost core deposits increased by $0.7 million from the previous quarter. In aggregate, deposits increased $2.1 billion. Securities sold under agreements to repurchase decreased $152.3 million from March 31, 2010. Wholesale borrowings decreased $202.3 million from March 31, 2010. The Corporation’s loan to deposit ratio increased to 78.75% at June 30, 2010 from 78.55% at March 31, 2010.

     Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended June 30, 2010, FirstMerit Bank did not pay dividends to FirstMerit Corporation. As of June 30, 2010, FirstMerit Bank had an additional $126.3 million available to pay dividends without regulatory approval.
     Recent Market and Regulatory Developments. In response to the current national and international economic recession, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.
     In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection under the Board of Governors of the Federal Reserve System. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.
     In addition, and among many other legislative changes that the Corporation will assess, the Corporation will (1) experience a new assessment model from the Federal Deposit Insurance Corporation (“FDIC”) based on assets, not deposits, (2) be subject to enhanced executive compensation and corporate governance requirements, and (3) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts.
     The extent to which the Dodd-Frank Act and initiatives there under will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is uncertain. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.

     On November 28, 2010, the FDIC issued its final rule creating its temporary liquidity guarantee program (“TLPG”) pursuant to which the FDIC would guarantee the payment of certain newly-issued senior unsecured debt of insured depository institutions (“Debt Guarantee”) and funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (“Transaction Account Guarantee”). Both guarantees were provided to eligible institutions, including the Corporation, at no cost through December 5, 2008. Participation in the TLPG subsequent to December 5, 2008 was optional. The Corporation elected to participate in the TLPG subsequent to December 5, 2008.
     The Transaction Account Guarantee was effective for the Corporation through June 30, 2010. Under the Debt Guarantee, if qualifying senior unsecured debt was newly issued by the Corporation during the period from October 14, 2008 to June 30, 2009, inclusive, it would have been covered by the FDIC guarantee. The maximum amount of debt that eligible institutions could have issue under the guarantee is 125% of the par value of the entity’s qualifying senior unsecured debt, excluding debt to affiliates that was outstanding as of September 30, 2008, and scheduled to mature by June 30, 2009. The FDIC was to provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012. The Corporation did not issue any qualifying senior unsecured debt while the Transaction Account Guarantee was effective.
     Participants in the Debt Guarantee Program were assessed an annualized fee of 75 basis points for its participation, and an annualized fee of 10 basis points for its participation in the Transaction Account Guarantee. To the extent that these initial assessments are insufficient to cover the expense or losses arising under TLPG, the FDIC was required to impose an emergency special assessment on all FDIC insured depository institutions as prescribed by the Federal Deposit Insurance Act. In May 2009, the FDIC announced it was imposing an emergency special assessment of five basis points on average assets of all FDIC-insured depository institutions as of June 30, 2009. On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total basis point assessment in effect on September 30, 2009, adjusted to assume a 5% annualized deposit growth rate; for the 2011 and 2012 periods the computation is adjusted by an additional three basis points increase in the assessment rate. The three-year prepayment for the Corporation totaled $43.9 million.
     Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the enactment of the Dodd-Frank Act, ARRA and EESA, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable at this time.

     To the extent that the previous information describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation.
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
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, IRLCs, and TBA Securities is included in Note 9 (Derivatives and Hedging Activities) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2009 Form 10-K. There have been no significant changes since December 31, 2009.
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

     There have been no material changes in our risk factors from those disclosed in 2009 Form 10-K except for the following:
     The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection, and requires that bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the rules and regulations promulgated there under will impact the Corporation’s business, although it is likely that compliance with these new laws and regulations will result in additional costs, which could be significant, and may adversely impact the Corporation’s results of operations, financial condition or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the second quarter of the 2010 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs

Balance as of March 31, 2010				396,272

April 1, 2010 - April 30, 2010	23,695	$22.99	—	396,272
May 1, 2010 - May 31, 2010	20,442	23.26	—	396,272
June 1, 2010 - June 30, 2010	1,620	24.74	—	396,272

Balance as of June 30, 2010:	45,757	$23.17	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	Reflects 115,477 common shares purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit
Number	Description

2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Midwest Bank and Trust Company, Bank, Elmwood Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of May 14, 2010. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

10.1
FirstMerit Bank Cash-Settled Value Appreciation Instrument, dated May 14, 2010 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

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

101*
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION
August 6, 2010	By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President
and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)