Form 10-Q
period 2010-09-30
FIRSTMERIT CORP /OH/
filed 2010-11-05
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
(330) 996-6300
(Telephone Number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     As of November 2, 2010, 108,801,329 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30,	December 31,	September 30,
(Unaudited, except December 31, 2009, which is derived from the audited financial statements)	2010	2009	2009
ASSETS
Cash and due from banks	$650,769	$161,033	$193,060
Investment securities
Held-to-maturity	61,818	50,686	38,454
Available-for-sale	3,027,436	2,565,264	2,583,722
Other investments	160,753	128,888	128,901
Loans held for sale	25,542	16,828	12,519
Noncovered loans:
Commercial loans	4,344,784	4,066,522	4,097,252
Mortgage loans	414,728	463,416	481,336
Installment loans	1,349,964	1,425,373	1,481,200
Home equity loans	760,816	753,112	761,553
Credit card loans	144,734	153,525	147,767
Leases	64,009	61,541	60,540

Total noncovered loans	7,079,035	6,923,489	7,029,648
Less: allowance for loan losses noncovered	(116,528)	(115,092)	(116,352)

Net loans noncovered	6,962,507	6,808,397	6,913,296
Covered loans (includes loss share receivable of $318 million)	2,177,807	—	—
Less: allowance for loan losses covered	(3,437)	—	—

Net loans covered	2,174,370	—	—
Net loans	9,136,877	6,808,397	6,913,296
Premises and equipment, net	194,757	125,205	126,416
Goodwill	460,396	139,598	139,245
Intangible assets	11,416	1,158	1,143
Other real estate covered by FDIC loss share	53,525	—	—
Accrued interest receivable and other assets	572,497	542,845	624,599

Total assets	$14,355,786	$10,539,902	$10,761,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,658,458	$2,069,921	$1,898,913
Demand-interest bearing	847,284	677,448	644,121
Savings and money market accounts	4,557,702	3,408,109	3,035,922
Certificates and other time deposits	3,207,972	1,360,318	1,692,318

Total deposits	11,271,416	7,515,796	7,271,274

Federal funds purchased and securities sold under agreements to repurchase	897,755	996,345	1,350,475
Wholesale borrowings	391,914	740,105	749,397
Accrued taxes, expenses, and other liabilities	276,809	222,029	331,000

Total liabilities	12,837,894	9,474,275	9,702,146

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 115,121,731, 93,633,871 and 92,635,910 at September 30, 2010, December 31, 2009 and September 30, 2009, respectively	127,937	127,937	127,937
Capital surplus	484,770	88,573	68,694
Accumulated other comprehensive loss	(4,915)	(25,459)	(7,437)
Retained earnings	1,071,147	1,043,625	1,042,752
Treasury stock, at cost, 6,318,452, 6,629,995 and 6,767,053 shares at September 30, 2010, December 31, 2009 and September 30, 2009, respectively	(161,047)	(169,049)	(172,737)

Total shareholders’ equity	1,517,892	1,065,627	1,059,209

Total liabilities and shareholders’ equity	$14,355,786	$10,539,902	$10,761,355

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Nine months ended
(Unaudited)	September 30,		September 30,
(Dollars in thousands except per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans, including held for sale	$118,543	$84,283	$312,112	$258,329
Investment securities
Taxable	23,560	26,165	74,032	81,119
Tax-exempt	3,234	3,223	9,861	9,738

Total investment securities interest	26,794	29,388	83,893	90,857
Total interest income	145,337	113,671	396,005	349,186

Interest expense:
Interest on deposits:
Demand-interest bearing	252	137	553	451
Savings and money market accounts	8,294	5,763	23,768	16,592
Certificates and other time deposits	9,588	12,284	25,504	46,197
Interest on securities sold under agreements to repurchase	986	1,286	3,517	3,496
Interest on wholesale borrowings	2,724	6,824	12,009	21,064

Total interest expense	21,844	26,294	65,351	87,800

Net interest income	123,493	87,377	330,654	261,386
Provision for loan losses noncovered	18,108	23,887	63,967	68,473
Provision for loan losses covered	593	—	860	—

Net interest income after provision for loan losses	104,792	63,490	265,827	192,913

Other income:
Trust department income	5,469	5,081	16,324	15,309
Service charges on deposits	16,859	16,782	49,962	46,798
Credit card fees	12,532	11,711	36,332	34,463
ATM and other service fees	2,996	2,935	8,349	8,380
Bank owned life insurance income	3,219	3,216	11,757	9,216
Investment services and insurance	2,688	2,498	7,151	7,686
Investment securities gains, net	58	2,925	709	4,103
Loan sales and servicing income	4,006	3,881	10,218	10,007
Gain on George Washington acquistion	—	—	1,041	—
Gain on post medical retirement curtailment	—	—	—	9,543
Other operating income	7,308	2,538	16,401	12,095

Total other income	55,135	51,567	158,244	157,600

Other expenses:
Salaries, wages, pension and employee benefits	58,930	43,351	158,985	130,158
Net occupancy expense	8,608	5,739	23,428	18,468
Equipment expense	7,330	5,847	20,115	17,856
Stationery, supplies and postage	2,865	2,167	8,254	6,493
Bankcard, loan processing and other costs	8,281	7,548	23,762	23,252
Professional services	8,544	3,980	21,626	10,316
Amortization of intangibles	1,006	86	1,909	260
FDIC expense	5,267	2,298	13,448	13,350
Other operating expense	19,839	13,149	48,879	37,779

Total other expenses	120,670	84,165	320,406	257,932

Income before federal income tax expense	39,257	30,892	103,665	92,581
Federal income tax expense	10,261	8,129	27,786	24,889

Net income	$28,996	$22,763	$75,879	$67,692

Other comprehensive income, net of taxes
Unrealized securities’ gains (losses), net of taxes	$(360)	$28,172	$21,005	$50,235
Unrealized hedging loss, net of taxes	—	—	—	(94)
Less: reclassification adjustment for securities’ gains (losses) realized in income, net of taxes	38	(277)	461	(831)
Minimum pension liability adjustment, net of taxes	—	1,901	—	2,667

Total other comprehensive gain (loss), net of taxes	(398)	25,994	20,544	46,643

Comprehensive income	$28,598	$48,757	$96,423	$114,335

Net income applicable to common shares	$28,996	$22,763	$75,879	$61,321

Net income used in diluted EPS calculation	$28,996	$22,763	$75,879	$61,321

Weighted average number of common shares outstanding — basic	108,793	85,872	98,588	84,182

Weighted average number of common shares outstanding — diluted	108,794	85,880	98,590	84,190

Basic earnings per share	$0.27	$0.27	$0.77	$0.73

Diluted earnings per share	$0.27	$0.27	$0.77	$0.73

Dividend per share	$0.16	$0.16	$0.48	$0.61

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Common		Other			Total
(Unaudited)	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
(In thousands)	Stock	Stock	Warrant	Surplus	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843
Net income	—	—	—	—	—	67,692	—	67,692
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.61 per share)	—	—	—	—	—	(50,286)	—	(50,286)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (2,400 shares)	—	—	—	(18)	—	—	58	40
Nonvested (restricted) shares granted (536,058 shares)	—	—	—	(13,154)	—	—	13,151	(3)
Treasury shares purchased (118,736 shares)	—	—	—	500	—	—	(2,197)	(1,697)
Deferred compensation trust (29,597 shares)	—	—	—	(32)	—	—	32	—
Share-based compensation	—	—	—	6,270	—	—	—	6,270
Issuance of common stock (3,267,751 shares)	—	—	—	(24,561)	—	—	84,517	59,956
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	—	—	(204)	—	125,000
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	47,568	—	—	47,568
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(831)	—	—	(831)
Other	—	—	—	(435)	—	—	—	(435)

Balance at September 30, 2009	$—	$127,937	$—	$68,694	$(7,437)	$1,042,752	$(172,737)	$1,059,209

Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	75,879	—	75,879
Cash dividends — common stock ($0.16 per share)	—	—	—	—	—	(48,357)	—	(48,357)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (428,755 shares)	—	—	—	(10,425)	—	—	10,425	—
Restricted stock activity (165,577 shares)	—	—	—	1,075	—	—	(3,657)	(2,582)
Deferred compensation trust (-892 shares)	—	—	—	(78)	—	—	78	—
Share-based compensation	—	—	—	5,937	—	—	—	5,937
Issuance of common stock (21,487,860 shares)	—	—	—	400,018	—	—	—	400,018
Net unrealized gains on investment securities, net of taxes	—	—	—	—	20,544	—	—	20,544

Balance at September 30, 2010	$—	$127,937	$—	$484,770	$(4,915)	$1,071,147	$(161,047)	$1,517,892

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(Unaudited)	September 30,
(Dollars in thousands)	2010	2009
Operating Activities
Net income	$75,879	$67,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	64,827	68,473
Depreciation and amortization	16,226	14,536
Accretion of acquired loans	50,381	—
Accretion income for lease financing	(1,908)	(2,584)
Amortization of investment securities premiums, net	8,611	3,482
Post medical retirement curtailment gain	—	(9,543)
Gain on acquisition	(1,041)	—
Gain on sales and calls of investment securities, net	(709)	(4,103)
Originations of loans held for sale	(357,489)	(409,752)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	353,710	411,792
Gains on sales of loans, net	(4,935)	(3,418)
Amortization of intangible assets	1,909	260
Net change in assets and liabilities
(Increase) decrease in interest receivable	(2,565)	2,843
Decrease in interest payable	(2,870)	(8,453)
Decrease (increase) in prepaid assets	26,280	(6,017)
Increase in bank owned life insurance	(7,423)	(9,001)
Increase in employee pension liability	1,706	(6,068)
Other decreases	6,199	(21,827)

NET CASH PROVIDED BY OPERATING ACTIVITIES	226,788	88,312
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	545,337	102,564
Available-for-sale — maturities	684,026	506,976
Purchases of available-for-sale investment securities	(1,142,886)	(509,493)
Net decrease in loans and leases	170,168	324,985
Purchases of premises and equipment	(43,593)	(7,855)
Sales of premises and equipment	—	87
Net cash acquired from acquisitions	978,985	—

NET CASH PROVIDED IN INVESTING ACTIVITIES	1,192,037	417,264
Financing Activities
Net increase in demand accounts	220,533	238,885
Net increase in savings and money market accounts	315,451	523,591
Net decrease in certificates and other time deposits	(645,152)	(1,088,881)
Net (increase) decrease in securities sold under agreements to repurchase	(821,635)	429,085
Net decrease in wholesale borrowings	(348,191)	(594,798)
Net proceeds from issuance of preferred stock	—	125,000
Repurchase of preferred stock	—	(125,000)
Repurchase of common stock warrant	—	(5,025)
Net proceeds from issuance of common stock	400,018	59,956
Cash dividends — preferred	—	(1,789)
Cash dividends — common	(48,357)	(50,286)
Purchase of treasury shares	—	(1,697)
Restricted stock activity	(2,582)	—
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	826	37

NET CASH USED BY FINANCING ACTIVITIES	(929,089)	(490,922)

Increase in cash and cash equivalents	489,736	14,654
Cash and cash equivalents at beginning of period	161,033	178,406

Cash and cash equivalents at end of period	$650,769	$193,060

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$45,746	$44,721

Federal income taxes	$21,108	$21,822

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 (Unaudited) (Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
          Basis of Presentation — FirstMerit Corporation (“the Parent Company”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the “Bank”). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.
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
          The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring accruals) that are, in the opinion of Management, necessary for a fair statement of the results for the interim periods presented. No material subsequent events have occurred requiring recognition in the financial statements or disclosure in the notes to the financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The consolidated financial statements of the Corporation as of September 30, 2010 and 2009 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2009.
          Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings.
          Recently Adopted and Issued Accounting Standards — In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140, which has been codified into ASC 860, Transfers and Servicing (“ASC 860”). This guidance removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying the accounting and reporting standards within ASC 810, Consolidation (“ASC 810”), to qualifying special purpose entities. This guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/de-recognition criteria, and changes how retained interests are initially measured. This guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance was effective for the Corporation as of January 1, 2010 and it did not have an impact on the Corporation’s financial condition and results of operations.

          In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which was codified in ASC 810. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity. Enhanced disclosures are also required. This guidance was effective for the Corporation as of January 1, 2010 and it did not have an impact on the Corporation’s financial condition and results of operations.
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
          FASB ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU 2010-18 addresses whether a loan that is within a pool of loans acquired with deteriorated credit quality and accounted for as a single asset should be removed from the pool if the loan is modified in such a way that it would constitute a troubled debt restructuring. Prior to this guidance, accounting practices differed among entities, with some removing loans from the pool and others not removing them. This guidance clarifies that when a loan within a pool is modified, the loan should not be removed from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. Under this guidance, entities will continue to be required to consider whether a pool of acquired loans is impaired if the expected cash flows for the pool change. The affect of a restructuring and whether an impairment has occurred will have to be considered in the context of the accounting for the pool of loans as a whole. The guidance in the ASU is effective for loan modifications occurring in the first interim or annual period ending on or after July 15, 2010, and is to be applied prospectively. There was no material impact to the Corporation as a result of the adoption of this guidance for the quarter ended September 30, 2010.
          FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, which requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivable level. Most of these additional disclosures will be effective for the Corporation as of December 31, 2010. However, specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward and modification disclosures will be required for the Corporation as of January 1, 2011.

2. Business Combinations
          Asset Based Loans
          On December 16, 2009, the Bank acquired $102.0 million in outstanding principal of asset based lending loans (“ABL Loans”), as well as the staff to service and build new business, from First Bank Business Capital, Inc., (“FBBC”) for $93.2 million in cash. FBBC is a wholly owned subsidiary of First Bank, a Missouri state chartered bank. This acquisition expands the Corporation’s market presence and asset based lending business into the Midwest.
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
          First Bank Branches
          On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. This acquisition was accounted for under the acquisition method in accordance with ASC 805. The Bank recognized approximately $0.1 million and $3.3 million of acquisition related expenses in the quarter and nine months ended September 30, 2010, respectively. These costs were expensed as incurred and are included in the line item entitled professional services in the consolidated statements of income and comprehensive income.

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
          Additional information can be found in Note 4 (Loans) and Note 6 (Goodwill and Intangible Assets).
          George Washington Savings Bank — FDIC Assisted Acquisition
          On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver of George Washington Savings Bank (“George Washington”), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities.
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
          The loans and other real estate (collectively referred to as “Covered Assets”) acquired are covered by a loss share arrangement between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under loss sharing agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “Covered Loans”. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the loss sharing agreements with the FDIC, including investment securities purchased at fair market value and other tangible assets.

          Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $172.0 million with respect to the Covered Assets and will reimburse the Bank for 95% of losses that exceed $172.0 million. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreements, and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement under the loss sharing agreements. The loss sharing agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss sharing agreements applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.
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
          The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. At the date of the transaction, the estimated fair value of the Covered Loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these Covered Loans was $88.7 million. The expected reimbursement for losses on the Covered Loans is included with Covered Loans on the consolidated balance sheets. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. The expected reimbursement for losses on the covered other real estate is included with other real estate covered by FDIC loss share on the consolidated balance sheets. These estimated fair values reflect the additional information that the Corporation obtained during the quarter ended June 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. After considering this additional information, the estimated fair value of the Covered Loans increased by $6.3 million and the FDIC loss share receivable on the Covered Loans decreased by $7.5 million as of February 19, 2010. These revised estimates resulted in a increase to the bargain purchase gain of $1.1 million, which was recognized in the quarter ended March 31, 2010, in accordance with ASC 805, and which is included in noninterest income in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2010.
          In addition, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss sharing agreements. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the George Washington True-Up Measurement Date in respect of each of the loss sharing agreements during which the loss-sharing provisions of the applicable loss sharing agreements is in effect. During the quarter ended September 30, 2010, the true-up liability was estimated to be $5.2 million as of the date of acquisition and is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. This adjustment resulted in a corresponding reduction to the bargain purchase gain which was recognized in the quarter ended March 31, 2010, in accordance with ASC 805, and which is included in noninterest income in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2010.
          The acquisition constituted a business combination as defined by ASC 805 and, accordingly, the purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results are subject to change. Certain reclassifications of prior periods’ amount may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

          Additionally, the Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. Further, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
          The Bank recognized $1.7 million and $4.0 million in acquisition related expenses in the quarter and nine months ended September 30, 2010, respectively. These costs were expensed as incurred and are included in the line item entitled professional services in the consolidated statements of income and comprehensive income.
          The operating results of the Corporation for the quarter and nine months ended September 30, 2010 include the operating results from the date of the transaction produced by the acquisition. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, George Washington’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented.

          The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loan	254,492	(117,879)	136,613
Mortgage loan	27,218	(2,860)	24,358
Installment loan	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable	—	88,694	88,694

Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	3,778	22,799
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760

Total liabilities assumed	$398,303	$10,112	$408,415

          Midwest Bank and Trust Company — FDIC Assisted Acquisition
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
          The FDIC granted the Bank the option to purchase at appraised value the premises, furniture, fixtures and equipment of Midwest and assume the leases associated with these branches. The Bank exercised its option during the third quarter of 2010 and purchased ten of the former Midwest branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of $25.1 million.
          The loans and other real estate acquired are covered by a loss share agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the loss sharing agreements with the FDIC, including investment securities purchased at fair market value and other tangible assets.
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
          The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $236.8 million. The expected reimbursement for losses on these Covered Loans is included with covered loans on the consolidated balance sheets. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The expected reimbursement for losses on this covered other real estate is included with other real estate covered by FDIC loss share on the consolidated balance sheets. These estimated fair values reflect the additional information that the Corporation obtained during the quarter ended September 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. After considering this additional information, the estimated fair value of the investment securities decreased by $1.1 million, Covered Loans decreased by $5.8 million, the FDIC loss share receivable on the Covered Loans increased by $9.0 million, accrued interest increased by $1.6 million, and other assets increased by $1.6 million as of May 14, 2010. These revised estimates resulted in a reduction of goodwill by $5.3 million to $272.5 million, which was recognized in the quarter ended June 30, 2010 in accordance with ASC 805 and which is reflected in the September 30, 2010 consolidated balance sheets.
          In addition, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank under the loss share agreements; minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss share agreements. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of the date of acquisition, the true-up liability was estimated to be $8.5 million and is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. During the quarter ended September 30, 2010, the true-up liability was reduced to $7.9 million resulting from a re-estimation of the cumulative loss share payments and cumulative servicing amount.
          The acquisitions of the net assets of Midwest constituted a business combination as defined by ASC 805 and, accordingly, were recorded at their estimated fair values on the date of acquisition. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.5 million in accordance with ASC 805. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results are subject to change. Certain reclassifications of prior periods’

amount may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.
          Additionally, the Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. Further, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
          Additional information can be found in Note 4 (Loans) and Note 6 (Goodwill and Intangible Assets).
          The Bank recognized $3.1 million and $3.9 million in acquisition related expenses during the quarter and nine months September 30, 2010, respectively. These costs were expensed as incurred and are included in the line item entitled professional services in the consolidated statements of income and comprehensive income.
          The operating results of the Corporation for the quarter ended September 30, 2010 include the operating results from the date of the transaction produced by the acquisition. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, Midwest’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented.

          The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Commercial loans	1,840,001	(278,100)	1,561,901
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,152,132	(331,842)	1,820,290
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	—	5,436
Loss share receivable	—	236,843	236,843

Total covered loans and loss share receivable	2,152,103	(89,534)	2,062,569
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	1,030	28,350
Goodwill	—	272,450	272,450
Other assets	9,838	—	9,838

Total assets acquired	$3,033,823	$190,402	$3,224,225

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	8,527	8,527
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$100,893	$2,996,686

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

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$379,876	$1,089	$(43)	$380,922
U.S. States and political subdivisions	281,769	13,394	(15)	295,148
Residential mortgage-backed securities:
U.S. government agencies	1,424,027	62,507	(71)	1,486,463
Residential collateralized mortgage-backed securities:
U.S. government agencies	789,655	25,464	(55)	815,064
Non-agency	19	—	—	19
Corporate debt securities	61,423	—	(15,533)	45,890

Total debt securities	2,936,769	102,454	(15,717)	3,023,506
Marketable equity securities	3,930	—	—	3,930

Total securities available for sale	$2,940,699	$102,454	$(15,717)	$3,027,436

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$61,818	$—	$—	$61,818

Total securities held to maturity	$61,818	$—	$—	$61,818

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$32,029	$—	$(132)	$31,897
U.S. States and political subdivisions	289,529	4,984	(394)	294,119
Residential mortgage-backed securities:
U.S. government agencies	1,557,754	55,325	(1,852)	1,611,227
Residential collateralized mortgage-backed securities:
U.S. government agencies	566,151	16,394	(238)	582,307
Non-agency	22	—	—	22
Corporate debt securities	61,385	—	(18,957)	42,428

Total debt securities	2,506,870	76,703	(21,573)	2,562,000
Marketable equity securities	3,264	—	—	3,264

Total securities available for sale	$2,510,134	$76,703	$(21,573)	$2,565,264

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$50,686	$—	$—	$50,686

Total securities held to maturity	$50,686	$—	$—	$50,686

	September 30, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities	$11,995	$5	$—	$12,000
U.S. States and political subdivisions	287,882	15,868	(22)	303,728
Residential mortgage-backed securities:
U.S. government agencies	1,565,762	60,340	(4)	1,626,098
Residential collateralized mortgage-backed securities:
U.S. government agencies	578,604	20,056	(13)	598,647
Non-agency	20	—	—	20
Corporate debt securities	61,372	—	(21,870)	39,502

Total debt securities	2,505,635	96,269	(21,909)	2,579,995
Marketable equity securities	3,727	—	—	3,727

Total securities available for sale	$2,509,362	$96,269	$(21,909)	$2,583,722

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$38,454	$—	$—	$38,454

Total securities held to maturity	$38,454	$—	$—	$38,454

     Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the balance sheet.

	September 30,	December 31,	September 30,
	2010	2009	2009
FRB stock	$20,714	$9,064	$9,064
FHLB stock	139,398	119,145	119,145
Other	641	679	692

Total other investments	$160,753	$128,888	$128,901

          FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. The $11.7 million increase in FRB stock from December 31, 2009 is a result of the acquisition of FRB stock related to the Midwest acquisition. The $20.3 million increase in FHLB stock is a result of the acquired FHLB Chicago stock of $17.0 million related to the Midwest acquisition and $3.3 million related to the George Washington acquisition. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
          At September 30, 2010, securities totaling $2.3 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.
Gross Unrealized Losses and Fair Value
          The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	September 30, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Imparied			Imparied
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$48,861	$(43)	4	$—	$—	—	$48,861	$(43)
U.S. States and political subdivisions	—	—	—	680	(15)	1	680	(15)
Residential mortgage-backed securities:
U.S. government agencies	28,168	(68)	3	218	(3)	1	28,386	(71)
Residential collateralized mortgage-backed securities:
U.S. government agencies	35,350	(55)	3	—	—	—	35,350	(55)
Corporate debt securities	—	—	—	45,890	(15,533)	8	45,890	(15,533)

Total temporarily impaired securities	$112,379	$(166)	10	$46,788	$(15,551)	10	$159,167	$(15,717)

	December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Imparied			Imparied
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$31,897	$(132)	3	$—	$—	—	$31,897	$(132)
U.S. States and political subdivisions	39,059	(394)	65	—	—	—	39,059	(394)
Residential mortgage-backed securities:
U.S. government agencies	216,014	(1,849)	15	271	(3)	2	216,285	(1,852)
Residential collateralized mortgage-backed securities:
U.S. government agencies	68,513	(238)	6	—	—	—	68,513	(238)
Non-agency	5	—	1	—	—	—	5	—
Corporate debt securities	—	—	—	42,428	(18,957)	8	42,428	(18,957)

Total temporarily impaired securities	$355,488	$(2,613)	90	$42,699	$(18,960)	10	$398,187	$(21,573)

	December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Imparied			Imparied
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. States and political subdivisions	$1,697	$(22)	2	$—	$—	—	$1,697	$(22)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	306	(4)	3	306	(4)
Residential collateralized mortgage-backed securities:
U.S. government agencies	6,200	(13)	1	—	—	—	6,200	(13)
Corporate debt securities	—	—	—	39,502	(21,870)	8	39,502	(21,870)

Total temporarily impaired securities	$7,897	$(35)	3	$39,808	$(21,874)	11	$47,705	$(21,909)

          At least quarterly the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other-than-temporary impairment (“OTTI”) exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

          The security-level assessment is performed on each security, regardless of the classification of the security as available for sale or held to maturity. The assessments are based on the nature of the securities, the financial condition of the issuer, the extent and duration of the securities, the extent and duration of the loss and whether Management intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis, which may be maturity. For those securities for which the assessment shows the Corporation will recover the entire cost basis, Management does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before the anticipated recovery of the amortized cost basis, the gross unrealized losses are recognized in other comprehensive income, net of tax.
          As of September 30, 2010, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at September 30, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
Realized Gains and Losses
          The following table shows the proceeds from sales of available-for-sale securities and the gross unrealized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds	$45,331	$17,327	$545,337	$102,564

Realized gains	$58	$2,925	$1,660	$4,103
Realized losses	—	—	(951)	—

Net securities gains	$58	$2,925	$709	$4,103

Contractual Maturity of Debt Securities
          The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2010. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

				Residential	Residential
			Residential	collateralized	collateralized
		U.S. States and	mortgage-backed	mortgage	mortgage
	U.S. Government	political	securities - U.S	obligations - U.S.	obligations - non -
	agency	subdivisions	govt. agency	govt. agency	U.S. govt. agency	Corporate debt		Weighted
	debentures	obligations	obligations	obligations	issued	securities	Total	Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$246,987	$11,886	$5,177	$72,924	$—	$—	$336,975	1.78%
Over one year through five years	133,935	12,761	1,431,530	742,139	19	—	2,320,384	3.44%
Over five years through ten years	—	80,905	49,756	—	—	—	130,661	4.91%
Over ten years	—	189,596	—	—	—	45,890	235,485	4.89%

Fair Value	$380,922	$295,148	$1,486,463	$815,064	$19	$45,890	$3,023,506	3.45%

Amortized Cost	$379,876	$281,769	$1,424,027	$789,655	$19	$61,423	$2,936,769

Weighted-Average Yield	0.86%	6.09%	3.86%	3.16%	4.10%	1.15%	3.45%
Weighted-Average Maturity	0.9	10.0	2.9	2.2	3.7	17.1	3.4

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$11,029	$—	$—	$—	$—	$11,029	5.81%
Over one year through five years	—	6,099	—	—	—	—	6,099	5.81%
Over five years through ten years	—	9,193	—	—	—	—	9,193	5.81%
Over ten years	—	35,497	—	—	—	—	35,497	7.42%

Fair Value	$—	$61,818	$—	$—	$—	$—	$61,818	6.73%

Amortized Cost	$—	$61,818	$—	$—	$—	$—	$61,818

Weighted-Average Yield		6.73%					6.73%
Weighted-Average Maturity		10.3					10.3
4. Loans
          As discussed in Note 2 (Business Combinations), the Bank acquired loans of $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these transactions are covered by loss share agreements with the FDIC which afford the Bank significant loss protection. Loans covered under loss share agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as Covered Loans. The Bank also acquired $275.6 million of loans on February 19, 2010 in its acquisition of the First Bank branches. Acquired loans, including covered loans, are initially recorded at fair value with no allowance for loan loss. The fair value estimates associated with acquired loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

          Total non-covered and covered loans outstanding as of September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Commercial loans	$4,344,784	$4,066,522	$4,097,252
Mortgage loans	414,728	463,416	481,336
Installment loans	1,349,964	1,425,373	1,481,200
Home equity loans	760,816	753,112	761,553
Credit card loans	144,734	153,525	147,767
Leases	64,009	61,541	60,540

Total non-covered loans	7,079,035	6,923,489	7,029,648
Less allowance for loan losses noncovered	(116,528)	(115,092)	(116,352)

Net non-covered loans	6,962,507	6,808,397	6,913,296
Covered loans	2,177,807	—	—
Less allowance for loan losses	(3,437)	—	—

Net covered loans	2,174,370	—	—

Net loans	$9,136,877	$6,808,397	$6,913,296

          The Corporation evaluates purchased loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired loans are not classified as nonperforming assets at September 30, 2010 as the loans are considered to be performing under ASC 310-30.
          All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the First Bank purchased loans is being accreted to interest income over the remaining term of the loans in accordance with ASC 310, Receivables (“ASC 310”).
          The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance and which are being accounted for in accordance with ASC 310. The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $2.2 billion as of September 30, 2010.
          The following is a summary of the Covered Loans acquired in the George Washington and Midwest acquisitions during 2010 as of the dates of acquisition:

		Loans	Total
	ASC 310-30	Excluded from	Purchased
	Loans	ASC 310-30	Loans
Contractually required principal and interest at acquisition	$2,679,126	$238,784	$2,917,910
Nonaccretable difference (expected losses and foregone interest)	(578,475)	(51,509)	(629,984)

Cash flows expected to be collected at acquisition	2,100,651	187,275	2,287,926
Accretable yield	(267,493)	(24,637)	(292,130)

Fair value of acquired loans at acquisition	$1,833,159	$162,638	$1,995,797

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
          The excess of an acquired loan’s cash flows expected to be collected over the initial investment in the loan is represented by the accretable yield. An acquired loan’s contractually required payments in excess of the amount of its cash flows expected to be collected are represented by the nonaccretable balance of the acquired loan. The nonaccretable balance represents expected credit impairment on the loans and is only recognized in income if the payments on the loan exceed the recorded fair value of the loan. For those loans acquired through an FDIC assisted transaction, the majority of the nonaccretable balance on such loans is expected to be received from the FDIC through the loss sharing agreements and is recorded as part of the covered loans in the balance sheet.
          Over the life of the acquired loans, the Corporation continues to estimate cash flows expected to be collected, which includes the effects of estimated prepayments. The Corporation assesses impairment of acquired loans at each balance sheet date by comparing the net present value of updated cash flows (discounted by the effective yield calculated at the end of the previous accounting period) to the recorded book value. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. To the extent impairment exists, an allowance for loan loss is established through a charge to provision for loan loss. See Note 5 (Allowance for loan losses) for further information.
          Changes in the carrying amount of accretable yield for purchased loans accounted for in accordance with ASC 310-30 were as follows for the quarter and nine months ended ended September 30, 2010:

	Three months ended		Nine months ended
	September 30, 2010		September 30, 2010
		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of
	Yield	Loans	Yield	Loans
Balance at beginning of period	$248,281	$1,793,543	$267,493	$1,833,159
Accretion	(31,566)	31,566	(49,799)	49,799
Net Reclassifications from non-accretable to accretable	16,947	—	16,255	—
Payments, received, net	—	(176,220)	—	(234,069)
Disposals	(725)	—	(1,012)	—

Balance at end of period	$232,937	$1,648,889	$232,937	$1,648,889

          Accretion of the loss share receivable for purchased loans accounted for in accordance with ASC 310-30 is recognized through interest income and was $0.5 million for the nine months ended September 30, 2010.

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
          The activity within the allowance for loan loss for noncovered loans for the quarters and nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, is shown in the following table:

	Quarter ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
Allowance for loan losses noncovered-beginning of period	$118,343	$111,222	$115,092	$103,757	$103,757
Noncovered loans charged off:
Commercial	10,704	7,208	26,541	21,892	39,685
Mortgage	1,153	1,455	4,194	3,693	4,960
Installment	8,154	7,135	25,389	23,060	31,622
Home equity	1,923	1,911	6,754	4,943	7,200
Credit cards	2,902	3,384	11,080	10,047	13,558
Leases	55	—	692	3	97
Overdrafts	926	726	2,329	1,843	2,591

Total charge-offs	25,817	21,819	76,979	65,481	99,713

Noncovered recoveries:
Commercial	503	90	1,305	521	890
Mortgage	138	41	201	260	270
Installment	3,946	2,104	9,044	6,527	8,329
Home equity	481	99	1,182	295	494
Credit cards	600	514	1,681	1,289	1,710
Manufactured housing	36	37	122	122	171
Leases	2	6	240	53	57
Overdrafts	188	171	673	536	694

Total recoveries	5,894	3,062	14,448	9,603	12,615

Net charge-offs	19,923	18,757	62,531	55,878	87,098
Provision for loan losses noncovered	18,108	23,887	63,967	68,473	98,433

Allowance for loan losses noncovered-end of period	$116,528	$116,352	$116,528	$116,352	$115,092

          To the extent credit deterioration occurs on purchased covered loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any loss sharing agreements with the FDIC. The expected payments from the FDIC under the loss sharing agreements are recorded as part of covered loans in the consolidated balance sheets. During the quarter ended September 30, 2010, the Corporation increased its allowance for loan losses covered to $3.4 million to reserve for estimated additional losses on certain covered loans. The increase in the allowance was recorded by a charge to the provision for loan losses covered of $9.6 million and an increase of $9.1 million in the loss share receivable for the portion of the losses recoverable from the FDIC in accordance with the loss share agreements.

          The activity within the allowance for loan loss for covered loans for the quarter and nine months ended ended September 30, 2010 is shown in the following table:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Balance at beginning of the period	$241	$—

Provision for loan losses before benefit attributable to FDIC loss share agreements	9,684	10,144
Benefit attributable to FDIC loss share agreements	(9,091)	(9,284)

Net provision for loan losses, covered	593	860

Increase in indemnification asset	9,091	9,284

Loans charged-off	(6,488)	(6,707)

Balance at end of the period	$3,437	$3,437

          Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”) more fully describe the components of the allowance for loan loss model.
6. Goodwill and Intangible Assets
Goodwill
          Goodwill totaled $460.4 million, $139.6 million and $139.2 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. Goodwill of $48.3 million was acquired in the first quarter of 2010 in the acquisition of the First Bank branches and $272.5 million was acquired in the second quarter of 2010 in the FDIC assisted acquisition of Midwest. The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. Based on receipt of a settlement account transaction form from the FDIC during the quarter ended September 30, 2010, adjustments were made to the value of assets acquired in the Midwest transaction as of the date of acquisition. Additionally, during the quarter ended September 30, 2010, additional information was obtained relative to closing date fair values of the assets acquired in connection with the Midwest transaction. As a result of these adjustments, the amount of goodwill acquired in the Midwest acquisition was reduced in the quarter ended June 30, 2010 by $5.3 million. As of September 30, 2010, the goodwill acquired in the Midwest acquisition remains unallocated to the Corporation’s reporting units, however, it is anticipated that this allocation will be completed prior to the Corporation’s annual goodwill impairment testing performed as of November 30, 2010.
          The Corporation expects $45.3 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.
          These acquisitions are more fully described in Note 2 (Business Combinations).

Other Intangible Assets
          The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	September 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(5,919)	$10,841
Non-compete covenant	102	(19)	83
Lease intangible	617	(125)	492

	$17,479	$(6,063)	$11,416

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(4,154)	$1,056
Non-compete covenant	102	—	102

	$5,312	$(4,154)	$1,158

	September 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$5,210	$(4,067)	$1,143

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
          Intangible asset amortization expense was $1.0 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is as follows: 2010 — $1.0 million; 2011 — $2.2 million; 2012 — $1.9 million; 2013 - $1.2 million; and 2014 — $1.1 million.

7. Earnings per share
          The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
BASIC EPS:

Net income	$28,996	$22,763	$75,879	$67,692
Less: preferred dividend	—	—	—	(6,167)
Less: accretion of preferred stock discount	—	—	—	(204)

Net income available to common shareholders	$28,996	$22,763	$75,879	$61,321

Average common shares outstanding (*)	108,793	85,872	98,588	84,182

Net income per share — basic	$0.27	$0.27	$0.77	$0.73

DILUTED EPS:

Net income available to common shareholders	$28,996	$22,763	$75,879	$61,321
Add: interest expense on convertible bonds	—	—	—	—

	$28,996	$22,763	$75,879	$61,321

Avg common shares outstanding (*)	108,793	85,872	98,588	84,182
Add: Equivalents from stock options and restricted stock	1	8	2	8
Add: Equivalents-convertible bonds	—	—	—	—

Average common shares and equivalents outstanding (*)	108,794	85,880	98,590	84,190

Net income per common share — diluted	$0.27	$0.27	$0.77	$0.73

*	Average common shares outstanding have been restated to reflect stock dividends of 611,582 shares declared April 28, 2009 and 609,560 shares declared on August 20, 2009.
          For the quarters ended September 30, 2010 and 2009 options to purchase 4.4 million and 4.8 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
          On January 9, 2009, the Corporation completed the sale to the United States Department of the Treasury (“Treasury”) of $125.0 million of newly issued non-voting preferred shares as part of the Treasury’s Troubled Assets Relief Program Capital Purchase Program. The Corporation issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 common shares at an exercise price of $19.69 per share. At June 30, 2009, the warrant was outstanding, but not included in the computation of diluted earnings per share because it was antidilutive.
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
          During the quarter ended June 30, 2010, the Corporation closed and completed the sale of a total of 17,600,160 common shares at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation.
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
          A description of each line of business, selected financial performance, and the methodologies used to measure financial performance are presented below.
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

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2010	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$73,410	$180,694	$58,389	$159,919	$4,852	$14,428	$(13,158)	$(24,387)	$123,493	$330,654
Provision for loan losses	13,656	34,686	13,837	34,071	729	2,615	(9,521)	(6,545)	18,701	64,827
Other income	12,002	34,997	30,709	83,425	8,238	24,395	4,186	15,427	55,135	158,244
Other expenses	28,220	80,429	58,117	165,523	10,243	29,158	24,090	45,296	120,670	320,406
Net income	28,298	65,373	11,143	28,436	1,377	4,582	(1,561)	5,274	39,257	103,665

AVERAGES :
Assets	$5,974,427	$5,185,560	$3,085,313	$2,953,148	$274,993	$284,762	$5,253,798	$4,775,816	$14,588,531	$13,199,286

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2009	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$39,034	$115,748	$46,639	$141,021	$4,566	$12,986	$(2,862)	$(8,369)	$87,377	$261,386
Provision for loan losses	7,041	21,934	13,159	35,624	138	4,753	3,549	6,162	23,887	68,473
Other income	10,108	30,748	26,561	77,326	7,989	24,206	6,909	25,320	51,567	157,600
Other expenses	21,826	68,586	46,736	146,331	9,452	28,055	6,151	14,960	84,165	257,932
Net income	13,180	36,384	8,648	23,654	1,927	2,849	(992)	4,805	22,763	67,692

AVERAGES :
Assets	$3,991,160	$4,107,778	$2,860,056	$2,875,900	$305,416	$307,959	$3,472,727	$3,581,430	$10,629,359	$10,873,067
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
          The predominant derivative and hedging activities include interest rate swaps and certain mortgage banking activities. Generally, these instruments help the Corporation manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven rates and prices or other economic factors. Foreign exchange contracts are entered into to accommodate the needs of customers.
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
          As of September 30, 2010, December 31, 2009 and September 30, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2009		September 30, 2010		December 31, 2009		September 30, 2009
	Notional/		Notional/	Fair			Notional/		Notional/		Notional/
	Contract	Fair	Contract	Value	Notional/	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	(a)	Contract Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$1,452	$—	$—	$—	$325,845	$36,772	$398,895	$27,769	$423,241	$34,034

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
          The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009 and there were no Federal Funds interest rate swaps outstanding as of September 30, 2010.
          There were no cash flow hedges outstanding as of September 30, 2010, December 31, 2009 or September 30, 2009 and there was no activity associated with cash flow hedges for the quarters ended September 30, 2010 or 2009.
Derivatives Not Designated in Hedge Relationships
          As of September 30, 2010, December 31, 2009 and September 30, 2009, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2009		September 30,2010		December 31, 2009		September 30, 2009
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps	$751,448	$59,308	$639,285	$26,840	$637,467	$33,620	$751,448	$59,308	$686,947	$30,717	$686,946	$38,535
Mortgage loan commitments	244,984	6,201	55,023	396	57,823	1,586	—	—	—	—	—	—
Forward sales contracts	184,250	(972)	67,085	884	66,815	(671)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	45,468	—	62,458	—	64,491	—
Foreign exchange	5,189	27	—	—	—	—	5,189	27	—	—	—	—
Other	—	—	—	—	—	—	15,428	677	18,171	—	14,358	—

Total	$1,185,871	$64,564	$761,393	$28,120	$762,105	$34,535	$817,533	$60,012	$767,576	$30,717	$765,795	$38,535

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
          The Corporation had other interest rate swaps associated with fixed rate commercial loans with a notional value of $47.7 million and $49.5 million as of December 31, 2009 and September 30, 2009, respectively. These swaps were accounted for as standalone derivatives. This portfolio of interest rate swaps was terminated in January 2010.

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
          The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of September 30, 2010, December 31, 2009 or September 30, 2009.

          Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At September 30, 2010, the remaining terms on these swap participation agreements generally ranged from one to nine years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $4.6 million as of September 30, 2010. The fair values of the written swap participations were not material at September 30, 2010, December 31, 2009 and September 30, 2009.
          Gains and losses recognized in income on non-designated hedging instruments for the quarters ended September 30, 2010 and 2009 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income on
Derivatives not	Location of Gain / (Loss)	Derivative
designated as	Recognized in Income on	Quarter ended,	Quarter ended,
hedging instruments	Derivative	September 30, 2010	September 30, 2009
IRLCs	Other income	$2,144	$96
Forward sales contracts	Other income	967	(886)
TBA Securities	Other income	—	—
Credit contracts	Other income	—	—
Other	Other expenses	(677)	—

Total		$2,434	$(790)

Counterparty Credit Risk
          Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The

Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $106.6 million, $70.0 million and $83.9 million as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
10. Benefit Plans
          The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of Net Periodic Pension Cost
Service Cost	$1,480	$1,322	$4,439	$3,967
Interest Cost	2,800	2,751	8,400	8,252
Expected return on assets	(3,015)	(2,805)	(9,044)	(8,416)
Amortization of unrecognized prior service costs	98	86	295	257
Cumulative net loss	1,427	757	4,281	2,273

Net periodic pension cost	$2,790	$2,111	$8,371	$6,333

	Postretirement Benefits
	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of Net Periodic Postretirement Cost
Service Cost	$15	$15	$45	$44
Interest Cost	240	299	719	897
Amortization of unrecognized prior service costs	—	—	—	—
Cumulative net loss	4	9	11	26

Net Postretirement Benefit Cost	259	323	776	967
Curtailment Gain	—	—	—	(9,543)

Net periodic postretirement (benefit)/cost	$259	$323	$776	$(8,576)

          In January 2009, FirstMerit announced to employees that the Corporation’s subsidy for retiree medical for current eligible active employees would be discontinued effective March 1, 2009. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retired after March 1, 2009 will not receive the Corporation’s subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment.
          The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code of 1987, as amended, covering substantially all full-time and part-time employees after six months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan.

          The Corporation made a contribution of $20.0 million to the qualified pension plan in the quarter ended September 30, 2010.
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

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,930	$2,977,597	$45,909	$3,027,436
Residential loans held for sale	—	—	25,542	25,542
Derivative assets	—	64,564	—	64,564

Total assets at fair value on a recurring basis	$3,930	$3,042,161	$71,451	$3,117,542

Derivative liabilities	$—	$96,784	$—	$96,784
True-up liability	—	—	13,060	13,060

Total liabilities at fair value on a recurring basis	$—	$96,784	$13,060	$109,844

Note:	There were no transfers between Levels 1 and 2 of the fair value hiearchy during the quarter ended September 30, 2010.

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

	Level 2		Level 3
		Independent
		Pricing		Independent
	# Issues	Service	# Issues	Broker Quotes

U.S. government agency debentures	26	$380,922	—	$—
U.S States and political subdivisions	461	295,148	—	—
Residential mortgage-backed securities:
U.S. government agencies	185	1,486,463	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	83	815,063	1	1
Non-agency	1	1	1	18
Corporate debt securities	—	—	8	45,890

	756	$2,977,597	10	$45,909

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
          Loans held for sale. Effective August 1, 2008, the Corporation elected to account for residential mortgage loans originated subsequent to such date at fair value. Previously, these residential loans had been recorded at the lower of cost or market value. These loans are regularly traded in active markets through programs offered by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 3.
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
          Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended September 30, 2010.
          True-up liability. In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the purchase agreements.
          As it relates to the George Washington acquisition, the true-up liability is measured as follows: 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss share agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss share agreements. The cumulative servicing amount means the sum of the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on April 14, 2020 in respect of each of the loss share agreements during which the loss-sharing provisions of the applicable loss share agreement is in effect. As of September 30, 2010, the estimated fair value of the George Washington true up liability was $5.2 million.
          As it relates to the Midwest acquisition, the true up liability is measured as follows: half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For the purposes of the above calculation, cumulative shared-loss payments means: (i) the aggregate of all of the payments made or payable to the Bank under the loss share agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC under the loss share agreements. The cumulative servicing amount means the period servicing amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on July 15, 2020 in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of September 30, 2010, the estimated fair value of the Midwest true up liability was $7.9 million.
          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

						Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
	June 30, 2010	gains/losses (a)	settlements, net	Transfers	September 30, 2010	period earnings
Available-for-sale securities	$43,459	$2,450	$—	$—	$45,909	$—
True-up liability	$13,718	$—	$—	$—	$13,060	$658

(a)	Reported in other comprehensive income (loss)

						Total changes
		Total	Purchases, sales		Fair value	in fair values
	Fair Value	unrealized	issuances and		quarter ended	included in current
	January 1, 2010	gains/(losses) (a)	settlements, net	Transfers	September 30, 2010	period earnings
Available-for-sale securities	$42,447	$3,462	$—	—	$45,909	$—
True-up liability	$—	$—	$13,718	—	$13,060	$(4,533)

(a)	Reported in other comprehensive income (loss)
          Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value.

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$18,676	$18,676
Impaired and nonaccrual loans	—	—	116,418	116,418
Other property (1)	—	—	12,688	12,688
Other real estate covered by loss share	—	—	47,978	47,978

Total assets at fair value on a nonrecurring basis	$—	$—	$195,759	$195,759

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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

          The following table reflects the differences, as of September 30, 2010, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal
Loans held for sale reported at fair value	$25,542	$24,531	$1,011

          Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
          Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value for residential loans held for sale measured at fair value included in earnings for the quarter and nine months ended September 30, 2010 was $0.03 million and $0.86 million, respectively.
Disclosures about Fair Value of Financial Instruments
          The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$650,769	$650,769	$161,033	$161,033
Investment securities	3,163,270	3,250,007	2,689,706	2,744,838
Loan held for sale	25,542	25,542	16,828	16,828
Net noncovered loans	6,962,507	6,567,110	6,808,397	6,362,674
Net covered loans and loss share receivable	2,174,370	2,174,370	—	—
Accrued interest receivable	41,839	41,839	39,274	39,274
Mortgage servicing rights	18,671	18,676	20,784	22,241
Derivative assets	64,564	64,564	28,120	28,120

Financial liabilities:
Deposits	$11,271,416	$11,296,826	$7,515,796	$7,519,604
Federal funds purchased and securities sold under agreements to repurchase	897,755	899,401	996,345	998,645
Wholesale borrowings	391,914	399,123	740,105	745,213
Accrued interest payable	8,466	8,466	11,336	11,336
Derivative liabilities	96,784	96,784	58,486	58,486
True up liability	13,060	13,060	—	—
          The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:
          Cash and due from banks – For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value.

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
          Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.

12. Mortgage Servicing Rights and Mortgage Servicing Activity
          The Corporation serviced for third parties approximately $2.1 billion of residential mortgage loans at September 30, 2010, and $2.0 billion at December 31, 2009 and September 30, 2009. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.3 million for each of the three-months ended September 30, 2010 and 2009, and $3.8 million for each of the nine months ended September 30, 2010 and 2009.
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
     Changes in the carrying amount of mortgage servicing rights are as follows:

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$19,327	$20,828	$20,784	$18,778
Addition of mortgage servicing rights	1,497	968	2,890	4,161
Amortization	(1,144)	(901)	(2,903)	(2,828)
Changes in allowance for impairment	(1,009)	(14)	(2,100)	770

Balance at end of period	$18,671	$20,881	$18,671	$20,881

Fair value at end of period	$18,676	$21,567	$18,676	$21,567

          On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. The valuation allowance was $2.1 million as of September 30, 2010 and $0 million as of December 31, 2009 and $.01 million as of September 30, 2009. No permanent impairment losses were written off against the allowance during the quarters ended September 30, 2010 and September 30, 2009.
          Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2010 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	15.06%
Decrease in fair value from 10% adverse change	$910
Decrease in fair value from 25% adverse change	2,190
Discount rate assumption	9.71%
Decrease in fair value from 100 basis point adverse change	$588
Decrease in fair value from 200 basis point adverse change	1,136
Expected weighted-average life (in months)	85.4
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
          Commitments to Extend Credit
          Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at September 30, 2010 was $7.9 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

          The following table shows the remaining contractual amount of each class of commitments to extend credit as of September 30, 2010. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

September 30, 2010
Loan Commitments
Commercial	$1,862,277
Consumer	1,735,504

Total loan commitments	$3,597,781

     Guarantees
          The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of September 30, 2010.

September 30, 2010
Financial guarantees
Standby letters of credit	$170,539
Loans sold with recourse	50,633

Total financial guarantees	$221,172

          Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $100.7 million at September 30, 2010, the remaining guarantees extend in varying amounts through 2014.
          In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.9 million as of September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	September 30, 2010			December 31, 2009			September 30, 2009
	Average		Average	Average	Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$821,713			$183,215			$159,985
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,609,406	21,364	3.25%	2,222,771	97,871	4.40%	2,210,551	24,115	4.33%
Obligations of states and political subdivisions (tax exempt)	346,380	4,848	5.55%	321,919	19,718	6.13%	318,853	4,872	6.06%
Other securities and federal funds sold	315,225	2,197	2.77%	204,272	8,394	4.11%	199,028	2,049	4.08%

Total investment securities and federal funds sold	3,271,011	28,409	3.45%	2,748,962	125,983	4.58%	2,728,432	31,036	4.51%

Loans held for sale	21,659	269	4.93%	19,289	1,032	5.35%	17,357	230	5.26%
Noncovered loans, covered loans and loss share receivable	9,307,752	118,680	5.06%	7,156,983	339,381	4.74%	7,057,021	84,107	4.73%

Total earning assets	12,600,422	147,358	4.64%	9,925,234	466,396	4.70%	9,802,810	115,373	4.67%

Allowance for loan losses noncovered	(113,025)			(108,017)			(111,073)
Other assets	1,279,421			793,062			777,637

Total assets	$14,588,531			$10,793,494			$10,629,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,729,355	—	—	$1,910,171	—	—	$1,947,359	—	—
Demand — interest bearing	858,168	223	0.10%	656,367	600	0.09%	647,712	137	0.08%
Savings and money market accounts	4,503,906	8,212	0.72%	2,886,842	23,472	0.81%	2,916,980	5,763	0.78%
Certificates and other time deposits	3,334,311	9,702	1.15%	2,056,208	54,610	2.66%	1,872,456	12,284	2.60%

Total deposits	11,425,740	18,137	0.63%	7,509,588	78,682	1.05%	7,384,507	18,184	0.98%

Securities sold under agreements to repurchase	928,607	984	0.42%	1,013,167	4,764	0.47%	1,087,875	1,286	0.47%
Wholesale borrowings	443,892	2,725	2.44%	952,979	27,317	2.87%	883,377	6,824	3.06%

Total interest bearing liabilities	10,068,884	21,846	0.86%	7,565,563	110,763	1.46%	7,408,400	26,294	1.41%

Other liabilities	276,765			267,835			234,776

Shareholders’ equity	1,513,527			1,049,925			1,038,824

Total liabilities and shareholders’ equity	$14,588,531			$10,793,494			$10,629,359

Net yield on earning assets	$12,600,422	125,512	3.95%	$9,925,234	355,633	3.58%	$9,802,810	89,079	3.61%

Interest rate spread			3.78%			3.24%			3.26%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE
SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest
Differential

	Nine months ended			Year ended			Nine months ended
	September 30, 2010			December 31, 2009			September 30, 2009
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$701,392			$183,215			$188,010
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,545,998	67,682	3.55%	2,222,771	97,871	4.40%	2,222,119	74,524	4.48%
Obligations of states and political subdivisions tax exempt)	347,653	14,800	5.69%	321,919	19,718	6.13%	318,825	14,696	6.16%
Other securities and federal funds sold	298,975	6,350	2.84%	204,272	8,394	4.11%	207,938	6,594	4.24%

Total investment securities and federal funds sold	3,192,626	88,832	3.72%	2,748,962	125,983	4.58%	2,748,882	95,814	4.66%

Loans held for sale	18,368	692	5.04%	19,289	1,032	5.35%	20,395	829	5.43%
Noncovered loans, covered loans and loss share receivable	8,317,510	312,506	5.02%	7,156,983	339,381	4.74%	7,227,077	257,619	4.77%

Total earning assets	11,528,503	402,030	4.66%	9,925,234	466,396	4.70%	9,996,354	354,262	4.74%

Allowance for loan losses noncovered	(114,823)			(108,017)			(106,190)
Other assets	1,084,214			793,918			794,893

Total assets	$13,199,286			$10,794,350			$10,873,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,459,598	—	—	$1,910,171	—	—	$1,869,669	—	—
Demand — interest bearing	773,110	553	0.10%	656,367	600	0.09%	658,048	451	0.09%
Savings and money market accounts	4,168,311	23,768	0.76%	2,886,842	23,472	0.81%	2,789,455	16,592	0.80%
Certificates and other time deposits	2,733,311	25,504	1.25%	2,056,208	54,610	2.66%	2,229,694	46,197	2.77%

Total deposits	10,134,330	49,825	0.66%	7,509,588	78,682	1.05%	7,546,866	63,240	1.12%

Securities sold under agreements to repurchase	907,976	3,517	0.52%	1,013,167	4,764	0.47%	991,926	3,496	0.47%
Wholesale borrowings	558,787	12,009	2.87%	952,979	27,317	2.87%	1,017,330	21,064	2.77%

Total interest bearing liabilities	9,141,496	65,351	0.96%	7,565,563	110,763	1.46%	7,686,453	87,800	1.53%

Other liabilities	352,485			268,691			273,116

Shareholders’ equity	1,245,707			1,049,925			1,043,829

Total liabilities and shareholders’ equity	$13,199,286			$10,794,350			$10,873,067

Net yield on earning assets	$11,528,503	336,679	3.90%	$9,925,234	355,633	3.58%	$9,996,354	266,462	3.56%

Interest rate spread			3.70%			3.24%			3.21%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF THIRD QUARTER 2010 PERFORMANCE
Earnings Summary
          The FirstMerit Corporation reported third quarter 2010 net income of $29.0 million, or $0.27 per diluted share. This compares with $31.5 million, or $0.32 per diluted share, for the second quarter of 2010 and $22.8 million, or $0.27 per diluted share, for the third quarter 2009.
          Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2010 were 7.60% and 0.79%, respectively, compared with 9.61% and 0.94% for the second quarter of 2010 and 8.69% and 0.85% for the third quarter 2009.
          Net interest margin was 3.95% for the third quarter of 2010 compared with 4.04% for the second quarter of 2010 and 3.61% for the third quarter of 2009. Compared with the second quarter of 2010, the compression in net interest margin was attributed to amortization and paydowns in the covered and noncovered loan portfolios. As loan growth remains muted in the Company’s core Ohio and Chicago markets, incoming cash flows from the loan and investment securities portfolios were reinvested into lower-yielding, short duration securities. The expansion in the Corporation’s net interest margin, compared with the third quarter of 2009, is attributable to enhanced earning asset yields from Midwest’s balance sheet and the successful results of the Corporation’s continued emphasis on core deposit gathering and shifting deposit mix away from higher-priced certificate of deposit products.
          Average loans, not including acquired loans, during the third quarter of 2010 decreased $29.5 million, or 0.43%, compared with the second quarter of 2010 and decreased $275.9 million, or 3.91%, compared with the third quarter of 2009. The modest changes in average loan balances compared with the second quarter of 2010 and the third quarter of 2009 reflect the Corporation’s business and retail customers’ focus on debt reduction. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago markets, low credit line utilization by existing customers is mitigating new loan production with respect to overall portfolio balances. At September 30, 2010, average covered loan balances including the indemnification asset were $2.2 billion.
          Average deposits during the third quarter of 2010 increased $880.3 million, or 8.35%, compared with the second quarter of 2010 and increased $4.0 billion, or 54.73%, compared with the third quarter of 2009. During the third quarter of 2010, the Corporation increased its average core deposits, which excludes time deposits, by $672.3 million, or 9.06%, compared with the second quarter of 2010, and $2.6 billion, or 46.80%, compared with the third quarter of 2009.
          Average investments during the third quarter of 2010 decreased $28.3 million, or 0.86%, compared with the second quarter of 2010 and increased $542.6 million, or 19.89%, over the third quarter of 2009. The increase in third quarter of 2010 average investments, compared with the third quarter of 2009, is due to the purchase of $575.0 million of securities in the first quarter of 2010 as a result of the First Bank acquisition.
          Net interest income on a fully tax-equivalent (“FTE”) basis was $125.5 million in the third quarter 2010, compared with $118.8 million in the second quarter of 2010 and $89.1 million in the third quarter of 2009. Compared with the second quarter of 2010, average earning assets increased $815.5 million, or 6.92%, and increased $2.8 billion, or 28.54%, compared to the third quarter of 2009.

          Noninterest income net of securities transactions for the third quarter of 2010 was $55.1 million, an increase of $2.5 million, or 4.79%, from the second quarter of 2010 and an increase of $6.4 million, or 13.23%, from the third quarter of 2009.
          The increase in other income for the third quarter of 2010 compared to the second quarter of 2010 was driven by mortgage revenue, including loan sales and servicing and the fair value of the mortgage pipeline which is recorded in other operating income. The primary change in other income for the 2010 third quarter as compared to the third quarter of 2009 was attributed to $3.9 million in income related to mortgage origination activities.
          Other income, net of securities gains, as a percentage of net revenue for the third quarter of 2010 was 30.50% compared with 30.67% for second quarter of 2010 and 35.32% for the third quarter of 2009. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
          Noninterest expense for the third quarter of 2010 was $120.7 million, an increase of $14.9 million, or 14.14%, from the second quarter of 2010 and an increase of $36.5 million, or 43.37%, from the third quarter of 2009. For the three months ended September 30, 2010, increases in operating expenses compared to the third quarter of 2009 were primarily attributable to increased salary and benefits, and professional services. One time expenses associated with data processing conversions and related expenses for acquisitions totaled $4.5 million.
          During the third quarter of 2010, the Corporation reported an efficiency ratio of 66.26%, compared with 61.30% for the second quarter of 2010 and 61.05% for the third quarter of 2009.
          Net charge-offs, excluding acquired loans, totaled $19.9 million, or 1.17% of average loans, excluding acquired loans, in the third quarter of 2010 compared with $19.8 million, or 1.17% of average loans, in the second quarter of 2010 and $18.8 million, or 1.05% of average loans, in the third quarter of 2009.
          Nonperforming assets totaled $115.3 million at September 30, 2010, an increase of $5.5 million compared with June 30, 2010 and an increase of $26.4 million compared with September 30, 2009. Nonperforming assets at September 30, 2010 represented 1.70% of period-end loans plus other real estate, excluding acquired loans, compared with 1.62% at June 30, 2010 and 1.26% at September 30, 2009.
          The allowance for loan losses noncovered, totaled $116.5 million at September 30, 2010, a decrease of $1.8 million from June 30, 2010. At September 30, 2010, the allowance for loan losses noncovered was 1.72% of period-end loans compared with 1.75% at June 30, 2010, and 1.72% at March 31, 2010. The allowance for credit losses is the sum of the allowance for loan losses noncovered, and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.84% of period-end loans, excluding acquired loans, at September 30, 2010, compared with 1.85% at June 30, 2010 and 1.82% at March 31, 2010. The allowance for credit losses to nonperforming loans was 118.49% at September 30, 2010, compared with 126.51% at June 30, 2010 and 110.80% at March 31, 2010.
          The Corporation’s total assets at September 30, 2010 were $14.4 billion, a decrease of $167.0 million inclusive of intangible assets, or 1.15%, compared with June 30, 2010 and an increase of $3.6 billion, or 33.40%, compared with September 30, 2009. Total loans, excluding acquired loans, did not significantly change compared with June 30, 2010 and September 30, 2009. The primary increase in total assets compared with September 30, 2009, is attributed to the three 2010 acquisitions that increased total loans, including a loss share receivable of $318.4 million, by $2.2 billion as of September 30, 2010.

          Total deposits were $11.3 billion at September 30, 2010, a decrease of $243.8 million, or 2.12%, from June 30, 2010 and an increase of $4.0 billion, or 55.01%, from September 30, 2009. The increase in total deposits over September 30, 2009 was driven by the Corporation’s expansion strategy in Chicago. Core deposits totaled $8.1 billion at September 30, 2010, an increase of $0.4 million, or 4.80%, from June 30, 2010 and an increase of $2.5 billion, or 44.53%, from September 30, 2009. The increase in core deposits over the prior quarter is due to the Corporation’s strategy to retain recently acquired depository customers and move them from certificate of deposit accounts into core deposit products. Deposit retention rates for the three acquired Chicago institutions at September 30, 2010, are as follows: First Bank, 94.9%; George Washington, 96.6%; and Midwest (excluding brokered certificate of deposits, CDARS & internet certificate of deposits), 94.6%.
          Shareholders’ equity was $1.5 billion at September 30, 2010, compared with $1.5 billion at June 30, 2010 and $1.1 billion at September 30, 2009. The Corporation maintained a strong capital position as tangible common equity to assets was 7.53% at September 30, 2010, compared with 7.37% and 8.65% at June 30, 2010 and September 30, 2009, respectively. The common dividend per share paid in the third quarter 2010 was $0.16.
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
          Net interest income for the quarter ended September 30, 2010 was $123.5 million compared to $87.4 million for the quarter ended September 30, 2009. Net interest income for the nine months ended September 30, 2010 was $330.7 million compared to $261.4 million for the nine months ended September 30, 2009. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations, therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment was $2.0 million and $1.7 million for the quarters ending September 30, 2010 and 2009, respectively. The FTE adjustment was $6.0 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively.
          FTE net interest income for the quarter ended September 30, 2010 was $125.5 million compared to $89.1 million for the three months ended September 30, 2009. FTE net interest income for the nine months ended September 30, 2010 was $336.7 million compared to $266.5 million for the nine months ended September 30, 2009.

          The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

	Quarters ended September 30, 2010 and 2009			Nine months ended September 30, 2010 and 2009
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$5,340	$(7,967)	$(2,627)	$13,791	$(20,773)	$(6,982)
Loans held for sale	54	(15)	39	(79)	(58)	(137)
Loans	379	1,186	1,565	(4,862)	572	(4,290)

Total interest income — FTE	$5,773	$(6,796)	$(1,023)	$8,850	$(20,259)	$(11,409)

INTEREST EXPENSE
Demand deposits-interest bearing	$51	$35	$86	$81	$21	$102
Savings and money market accounts	2,923	(474)	2,449	7,888	(712)	7,176
Certificates of deposits and other time deposits	6,475	(9,057)	(2,582)	8,764	(29,457)	(20,693)
Securities sold under agreements to repurchase	(177)	(125)	(302)	(309)	330	21
Wholesale borrowings	(2,902)	(1,197)	(4,099)	(9,827)	772	(9,055)

Total interest expense	$6,370	$(10,818)	$(4,448)	$6,597	$(29,046)	$(22,449)

Net interest income — FTE	$(597)	$4,022	$3,425	$2,253	$8,787	$11,040

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
          As loan growth remains muted in the Company’s core Ohio and Chicago markets, incoming cash flows from the loan and investment securities portfolios were reinvested into lower-yielding, short duration securities. The expansion in the Corporation’s net interest margin, compared with the third quarter of 2009, is attributable to enhanced earning asset yields from the Midwest acquisition and the successful results of the Corporation’s continued emphasis on core deposit gathering and shifting deposit mix away from higher-priced certificate of deposit products.
          The following table provides 2010 FTE net interest income and net interest margin totals as well as 2009 comparative amounts:

	Quarters ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net interest income	$123,493	$87,377	$330,654	$261,386
Tax equivalent adjustment	2,021	1,702	6,025	5,076

Net interest income — FTE	$125,514	$89,079	$336,679	$266,462

Average earning assets	$12,600,422	$9,802,810	$11,528,503	$9,996,354

Net interest margin — FTE	3.95%	3.61%	3.90%	3.56%

          Average loans outstanding (excluding acquired loans) for the current year and prior year third quarters totaled $6.8 billion and $7.1 billion, respectively. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago markets, low credit line utilization by existing customers is mitigating new loan production with respect to overall portfolio balances.
          Specific changes in average loans outstanding, compared to the third quarter 2009, were as follows: commercial loans were up $230.9 million or 5.62%; home equity loans were up $4.3 million or 0.56%; mortgage loans were down $71.0 million or 14.43%; installment loans, both direct and indirect declined $128.8 million or 8.63%; leases decreased $1.1 million or 1.85%; and credit card loans remained flat. Average covered loans have been separately stated and are described in more detail in Note 2 (Business Combinations). The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans, including covered loans and loss share receivable, for the 2010 and 2009 third quarters equaled 73.87% and 71.99% of average earning assets, respectively.
          Average deposits were $11.4 billion during the 2010 third quarter, up $4.0 million, or 54.73%, from the same period last year. For the quarter ended September 30, 2010, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $2.6 billion, or 46.80%, and represented 70.82% of total average deposits, compared to 74.64% for the 2009 third quarter. Average certificates of deposit (“CDs”) increased $1.5 million, or 78.07%, compared to the prior year. Average wholesale borrowings decreased $0.4 million, and as a percentage of total interest-bearing funds equaled 4.41% for the 2010 third quarter and 11.92% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $0.2 million, and as a percentage of total interest bearing funds equaled 9.22% for the 2010 third quarter and 14.68% for the 2009 third quarter. Average interest-bearing liabilities funded 79.91% of average earning assets in the current year quarter and 75.57% during the quarter ended September 30, 2009.
Other Income
          Excluding investment gains, other income for the quarter ended September 30, 2010 totaled $55.1 million, an increase of $6.5 million from the $48.6 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 30.50%, compared to 35.32% for the same quarter one year ago.
          The primary changes in other income for the 2010 third quarter as compared to the third quarter of 2009 were as follows: trust income was $5.5 million, an increase of 7.64% primarily due to advances in the equity markets; credit card fees were $12.5 million, an increase of 7.01% attributable to the improvement in the economy; and other operating income was $7.3 million, an increase of 187.94%, attributable to mortgage origination activities.
          The changes in other income for the nine months ended September 30, 2010 compared to September 30, 2009 were similar to the quarterly analysis. The primary changes in other income for the nine months ended September 30, 2010 as compared to September 30, 2009 were as follows: A $1.0 million gain on the acquisition of George Washington was recognized in the first quarter of 2010, while a $9.5 million adjustment due to the curtailment of the postretirement medical plan for active employees was recognized in the first quarter of 2009. In addition, service charges on deposits were $50.0 million, an increase of 6.76%, and bank owned life insurance income was $11.8 million, an increase of 27.57%.
Other Expenses
          Other (non-interest) expenses totaled $120.7 million for the third quarter 2010 compared to $84.2 million for the same 2009 quarter, an increase of $36.5 million, or 43.35%. Other (non-interest) expenses totaled $320.4 million for the nine months ended September 30, 2010 compared to $257.9 million for the nine months ended September 30, 2009, an increase of $62.5 million, or 24.23%.
          The primary changes in other expenses for the 2010 third quarter as compared to the third quarter of 2009 were as follows: Increases in operating expenses compared to the third quarter of 2009 were primarily attributable to increased salary, occupancy and professional services related to the 2010 acquisitions. One-time expenses associated with data processing conversions and related expenses for the acquisitions totaled $4.5 million.
          The changes in other expenses for the nine months ended September 30, 2010 compared to September 30, 2009 were similar to the quarterly analysis. The primary changes in other expense for the nine months ended September 30, 2010 as compared to September 30, 2009 were primarily attributable to increased salary, occupancy and professional services related to the 2010 acquisitions.
          The efficiency ratio for the third quarter 2010 was 66.26%, compared to 61.05% during the same period in 2009. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during the third quarter 2010, 66.26 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.
Federal Income Taxes
          Federal income tax expense was $10.3 million and $8.1 million for the quarters ended September 30, 2010 and 2009, respectively. The effective federal income tax rate for the third quarter 2010 was 26.14%, compared to 26.31% for the same quarter 2009. Tax reserves have been specifically estimated for potential at-risk items in accordance with ASC 740, Income Taxes. Further federal income tax information is described in Note 1 (Summary of Significant Accounting Policies) and Note 11 (Federal Income Taxes) in the 2009 Form 10-K.
FINANCIAL CONDITION
Acquisitions
          On February 19, 2010, the Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois, area. The Bank acquired assets with an acquisition date fair value of approximately $1.2 billion, including $275.6 million of loans, and $42.0 million of premises and equipment, and assumed $1.2 billion of deposits. The Bank received cash of $832.5 million to assume the net liabilities. The Bank recorded a core deposit intangible asset of $3.2 million and goodwill of $48.3 million.
          On February 19, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of George Washington, to acquire deposits, loans, and certain other liabilities and certain assets of in a whole-bank acquisition of George Washington. The Bank acquired assets with a fair value of approximately $369.3 million, including $177.8 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate owned, and $408.4 million in liabilities, including $400.7 million of deposits. The Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The loans and other real estate owned acquired are covered by loss share agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the agreements, the Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $88.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $11.3 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in a gain on acquisition of $1.0 million, which is included in noninterest income in the consolidated statements of income and comprehensive income. On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington.
          On May 14, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. The Bank acquired assets with a fair value of approximately $3.0 billion, including $1.8 billion of loans, $564.2 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate owned, and $3.0 billion in liabilities, including $2.3 billion of deposits. The Bank recorded a core deposit intangible asset of $7.4 million and has made a cash payment to the FDIC of approximately $227.5 million. The loans and other real estate owned acquired are covered by loss share agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the agreements, the Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $236.8 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $2.2 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in goodwill of $272.5 million. On October 9, 2010, the Corporation successfully completed the operational and technical migration of Midwest.
          The First Bank, George Washington and Midwest acquisitions were considered business combinations and accounted for under ASC 805. All acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition and identifiable intangible assets were recorded at their estimated fair value. Estimated fair values are considered preliminary and, in accordance with ASC 805, are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available, and the Corporation continues to analyze its estimates of the fair values of the assets acquired and the liabilities assumed. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.
          During the quarter ended September 30, 2010, additional information was obtained that resulted in changes to certain acquisition-data fair value estimates relating to both the George Washington and Midwest acquisitions. The purchase accounting adjustments for the George Washington acquisition resulted in a reduction of $4.0 million, or approximately $2.6 million net of taxes, to the bargain purchase gain which was recognized for the George Washington acquisition in the quarter ended March 31, 2010, which is included in noninterest income in the consolidated statements of income and comprehensive income for the nine months ended September 30, 2010. The purchase accounting adjustments for the Midwest acquisition resulted in a reduction of approximately $5.3 million to the goodwill recorded for the Midwest acquisition in the quarter ended June 30, 2010, which is reflected in the consolidated balance sheets as of September 30, 2010.
          See Note 2 (Business Combinations), in the notes to unaudited consolidated financial statements for additional information related to the details of these transactions.
Investment Securities
          At September 30, 2010, total investment securities were $3.3 billion compared to $2.8 billion at December 31, 2009 and September 30, 2009. Available-for-sale securities were $3.0 billion at September 30, 2010 compared to $2.6 billion at December 31, 2009 and $2.6 billion at September 30, 2009. The Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities.
          Held-to-maturity securities totaled $61.8 million at September 30, 2010 compared to $50.7 million at December 31, 2009 and $38.5 million at September 30, 2009 and consist principally of securities issued by state and political subdivisions.
          Other investments totaled $160.8 million at September 30, 2010 compared to $128.9 million at December 31, 2009 and $128.9 million at September 30, 2009 and consisted primarily of FHLB and FRB stock. The increase of $31.9 million or 24.75% from December 31, 2009 was a result of the FHLB and FRB stock acquired in the George Washington and Midwest acquisitions.
          Net unrealized gains were $86.7 million, $55.1 million and $74.4 million at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
          The Corporation conducts a regular assessment of its investment securities to determine whether any securities are OTTI. Only the credit portion of OTTI is to be recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.
          Gross unrealized losses of $15.7 million, compared to $21.6 million as of December 31, 2009, and $21.9 million at September 30, 2009 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.
          Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.

Loans
          Loans acquired under loss share agreements with the FDIC include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to loss share agreements are presented below as “non-covered loans”. Total non-covered loans outstanding at September 30, 2010 were $7.1 billion compared to $6.9 billion at December 31, 2009 and $7.0 billion at September 30, 2009.

	As of	As of	As of
	September 30,	December 31,	September 30,
	2010	2009	2009
		(In thousands)
Commercial loans	$4,344,784	$4,066,522	$4,097,252
Mortgage loans	414,728	463,416	481,336
Installment loans	1,349,964	1,425,373	1,481,200
Home equity loans	760,816	753,112	761,553
Credit card loans	144,734	153,525	147,767
Leases	64,009	61,541	60,540

Total non-covered loans	7,079,035	6,923,489	7,029,648
Less allowance for loan losses noncovered	(116,528)	(115,092)	(116,352)

Net non-covered loans	6,962,507	6,808,397	6,913,296
Covered loans	2,177,807	—	—
Less allowance for loan losses covered	(3,437)	—	—

Net covered loans	2,174,370	—	—

Net loans	$9,136,877	$6,808,397	$6,913,296

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
          The uncertain economic conditions in which the Corporation is currently operating has resulted in risks that differ from its historical loss experience. Accordingly, Management deemed it appropriate and prudent to apply qualitative factors (“q-factors”) and assign additional reserves. These q-factors are supported by judgments made by experienced credit risk management personnel and represent risk associated with the portfolio given the uncertainty and the inherent imprecision of estimating future losses.
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
          Subsequent to the acquisition date, purchased loans are incorporated into the Corporation’s allowance process. For loans accounted for in accordance with ASC 310-30, the Corporation continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Corporation evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss, net of amounts recoverable through loss sharing agreements, in its consolidated statement of income. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life. The timing inherent in this accounting treatment may result in earnings volatility in future periods.
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
          Due to the significant change in the accounting for the acquired loans and the loss sharing arrangements with the FDIC, Management believes that asset quality measures excluding the acquired loans are generally more meaningful. Therefore, the asset quality ratios included herein exclude the acquired loans with a period end balance of $2.2 billion. In addition, ratios of nonperforming loans exclude these acquired loans and other real estate, with a period end balance of $53.5 million, covered by the FDIC loss share agreements.
          At September 30, 2010, the allowance for loan losses on noncovered loans was $116.5 million, or 1.72% of loans outstanding, excluding acquired loans, compared to $115.1 million, or 1.68%, at year-end 2009 and $116.4 million, or 1.66%, for the quarter ended September 30, 2009. The allowance equaled 111.00% of nonperforming loans at September 30, 2010, compared to 125.55% at year-end 2009, and 147.60% for September 30, 2009. During 2008, additional reserves were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $11.0 million, $19.8 million, and $20.1 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have increased by $26.1 million over September 30, 2009, and $13.3 million over December 31, 2009 primarily attributable to the declining economic conditions.
          Net charge-offs on noncovered loans were $19.9 million for the third quarter ended 2010 compared to $87.1 million for year-end 2009 and $18.8 million in the third quarter ended 2009. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equaled 1.17%, 1.22%, and 1.05% for September 30, 2010, December 31, 2009, and September 30, 2009, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.
          During the quarter ended September 30, 2010, the Corporation increased its allowance for loan losses on covered loans to $3.4 million to reserve for estimated additional losses on certain covered loans. The increase in the allowance was recorded by a charge to the provision for loan losses covered of $0.6 million and an increase of $9.1 million in the loss share receivable for the portion of the losses recoverable from the FDIC in accordance with the loss share agreements.
          The allowance for unfunded lending commitments at September 30, 2010, December 31, 2009, and September 30, 2009 was $7.9 million, $5.8 million and $4.5 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $124.4 million at third quarter-end 2010, $120.8 million at year-end 2009 and $120.8 million at third quarter-end 2009.

Allowance for Credit Losses
          The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended	Year Ended	Quarter ended
	September 30,	December 31,	September 30,
	2010	2009	2009
		(In thousands)
Allowance for Loan Losses Noncovered
Allowance for loan losses-beginning of period	$118,343	$103,757	$111,222
Provision for loan losses	18,108	98,433	23,887
Net charge-offs	(19,923)	(87,098)	(18,757)

Allowance for loan losses-end of period	$116,528	$115,092	$116,352

Reserve for Unfunded Lending Commitments
Balance at beginning of period	$6,812	$6,588	$6,054
Provision for credit losses	1,052	(837)	(1,584)

Balance at end of period	$7,864	$5,751	$4,470

Allowance for credit losses	$124,392	$120,843	$120,822

Annualized net charge-offs as a % of average loans	1.17%	1.22%	1.05%

Allowance for loan losses uncovered:
As a percentage of period-end loans, excluding acquired loans (a)	1.72%	1.68%	1.66%

As a percentage of nonperforming loans	111.00%	125.55%	147.60%

As a multiple of annualized net charge offs	1.47x	1.32x	1.56x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.84%	1.77%	1.72%

As a percentage of nonperforming loans	118.49%	131.82%	153.27%

As a multiple of annualized net charge offs	1.57x	1.39x	1.62x

(a)	Excludes loss share receivable
     The allowance for credit losses increased $3.5 million from December 31, 2009 to September 30, 2010, and increased $3.6 million from September 30, 2009 to September 30, 2010. The increase for both periods was attributable to additional reserves that were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values.

     The following tables show the overall trend in credit quality by specific asset and risk categories.

	At September 30, 2010
	Loan Type
	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Allowance for Loan Losses Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,752	$71,851	$—	$—	$—	$—	$—	$79,603
Allowance	1,080	7,494	—	—	—	—	—	8,574
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	54,039	1,635	7,967					63,641
Grade 1 allowance	37	—	7					44
Grade 2 loan balance	69,994	14,278	—					84,272
Grade 2 allowance	106	29	—					135
Grade 3 loan balance	266,523	393,783	12,927					673,233
Grade 3 allowance	625	1,039	39					1,703
Grade 4 loan balance	1,181,783	1,689,822	42,671					2,914,276
Grade 4 allowance	10,356	14,418	413					25,187
Grade 5 (Special Mention) loan balance	60,323	75,672	444					136,439
Grade 5 allowance	2,617	3,347	23					5,987
Grade 6 (Substandard) loan balance	61,427	120,628	—					182,055
Grade 6 allowance	7,040	13,900	—					20,940
Grade 7 (Doubtful) loan balance	163	55	—					218
Grade 7 allowance	12	3	—					15
Consumer loans based on payment status:
Current loan balances				1,328,720	734,734	140,742	379,593	2,583,789
Current loans allowance				19,916	5,990	9,614	4,296	39,816
30 days past due loan balance				10,152	3,280	1,444	10,819	25,695
30 days past due allowance				1,702	972	945	508	4,127
60 days past due loan balance				3,770	1,033	1,082	4,532	10,417
60 days past due allowance				1,759	665	1,000	666	4,090
90+ days past due loan balance				2,373	840	1,466	17,781	22,460
90+ days past due allowance				1,880	837	1,720	1,473	5,910

Total loans	$1,702,004	$2,367,724	$64,009	$1,345,015	$739,887	$144,734	$412,725	$6,776,098

Total Allowance for Loan Losses	$21,873	$40,230	$482	$25,257	$8,464	$13,279	$6,943	$116,528

Note: Total loans excludes loans from First Bank, George Washington and MidWest which are recorded at date of acquisition at their fair value.

	At December 31, 2009
Allowance for Loan Losses	Loan Type
Components:	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
(In thousands)	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
Individually Impaired Loan Component:
Loan balance	$17,480	$50,345	$—	$—	$—	$—	$—	$67,825
Allowance	3,678	6,849	—	—	—	—	—	10,527
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	75,598	1,178	7,441					84,217
Grade 1 allowance	47	—	6					53
Grade 2 loan balance	59,946	74,839	67					134,852
Grade 2 allowance	52	88	—					140
Grade 3 loan balance	316,535	517,338	15,246					849,119
Grade 3 allowance	579	1,137	36					1,752
Grade 4 loan balance	1,030,872	1,647,918	38,179					2,716,969
Grade 4 allowance	8,666	16,306	257					25,229
Grade 5 (Special Mention) loan balance	42,066	40,748	30					82,844
Grade 5 allowance	1,224	1,873	1					3,098
Grade 6 (Substandard) loan balance	83,884	107,635	578					192,097
Grade 6 allowance	7,616	12,558	53					20,227
Grade 7 (Doubtful) loan balance	68	72	—					140
Grade 7 allowance	1	3	—					4
Current loan balances				1,396,198	748,207	146,906	428,150	2,719,461
Current loans allowance				18,038	5,829	8,106	3,304	35,277
30 days past due loan balance				18,057	2,306	2,245	13,515	36,123
30 days past due allowance				2,813	677	1,178	571	5,239
60 days past due loan balance				5,919	1,678	1,622	4,301	13,520
60 days past due allowance				2,461	1,081	1,217	617	5,376
90+ days past due loan balance				5,199	921	2,752	17,450	26,322
90+ days past due allowance				3,458	912	2,618	1,182	8,170

Total loans	$1,626,449	$2,440,073	$61,541	$1,425,373	$753,112	$153,525	$463,416	$6,923,489

Total Allowance for Loan Losses	$21,863	$38,814	$353	$26,770	$8,499	$13,119	$5,674	$115,092

	At September 30, 2009
	Loan Type
Allowance for Loan Losses	Commercial	Commercial R/E		Installment	Home Equity	Credit Card	Res Mortgage
Components:	Loans	Loans	Leases	Loans	Loans	Loans	Loans	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$24,708	$48,189	$—	$—	$—	$—	$—	$72,897
Allowance	7,911	6,957	—	—	—	—	—	14,868
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	45,463	5,846	7,518					58,827
Grade 1 allowance	29	1	6					36
Grade 2 loan balance	88,543	80,316	1,713					170,572
Grade 2 allowance	68	87	2					157
Grade 3 loan balance	364,463	568,110	16,370					948,943
Grade 3 allowance	620	1,123	35					1,778
Grade 4 loan balance	919,172	1,660,624	32,959					2,612,755
Grade 4 allowance	9,438	15,598	233					25,269
Grade 5 (Special Mention) loan balance	70,790	49,208	1,332					121,330
Grade 5 allowance	1,869	1,952	34					3,855
Grade 6 (Substandard) loan balance	71,261	100,555	648					172,464
Grade 6 allowance	5,986	11,277	53					17,316
Grade 7 (Doubtful) loan balance	—	4	—					4
Current loan balances				1,452,218	756,735	141,322	446,273	2,796,548
Current loans allowance				17,659	5,535	7,494	3,318	34,006
30 days past due loan balance				16,062	2,312	2,356	13,896	34,626
30 days past due allowance				2,459	660	1,215	587	4,921
60 days past due loan balance				8,382	1,470	1,604	4,253	15,709
60 days past due allowance				3,524	954	1,200	619	6,297
90+ days past due loan balance				4,538	1,036	2,485	16,914	24,973
90+ days past due allowance				3,111	1,064	2,323	1,351	7,849

Total loans	$1,584,400	$2,512,852	$60,540	$1,481,200	$761,553	$147,767	$481,336	$7,029,648

Total Allowance for Loan Losses	$25,921	$36,995	$363	$26,753	$8,213	$12,232	$5,875	$116,352

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
          Nonperforming Loans are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

          Nonperforming Assets are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2010	2009	2009
Nonperforming commercial loans	$91,646	$74,033	$63,357
Other nonaccrual loans:	13,331	17,639	15,474

Total nonperforming loans	104,977	91,672	78,831
Other real estate (“ORE”)	10,290	9,329	10,050

Total nonperforming assets	$115,267	$101,001	$88,881

Loans past due 90 day or more accruing interest	$36,895	$35,025	$27,764

Total nonperforming assets as a percentage of total loans and ORE	1.70%	1.48%	1.26%

          The higher levels of non-performing loans reflect the current state of the economy. Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyers resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment. These conditions have resulted in increases in bankruptcies as well as charge offs. Commercial nonperforming loans increased $17.6 million from December 31, 2009 and $28.3 million from September 30, 2009. Commercial criticized loans increased $66.6 million from December 31, 2009, and $42.8 million from September 30, 2009.
          In nonperforming assets, other real estate includes $1.0 million of vacant land no longer considered for branch expansion which is not related to loan portfolios.
          See Note 1 (Summary of Significant Accounting Policies) of the 2009 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.

          The following table is a nonaccrual commercial loan flow analysis:

	Quarters Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
			(In thousands)
Nonaccrual commercial loans beginning of period	$84,535	$94,798	$74,033	$63,357	$48,563

Credit Actions:
New	19,625	4,419	31,211	34,612	24,491
Loan and lease losses	(6,381)	(6,071)	(5,367)	(5,272)	(3,886)
Charged down	(4,139)	(1,730)	(3,567)	(12,710)	(3,321)
Return to accruing status	(200)	(1,575)	(672)	(478)	(24)
Payments	(1,795)	(5,306)	(840)	(5,476)	(2,466)

Nonaccrual commercial loans end of period	$91,646	$84,535	$94,798	$74,033	$63,357

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings
          The following ratios and table provide additional information about the change in the mix of customer deposits.

	Quarter Ended		Year Ended		Quarter Ended
	September 30, 2010		December 31, 2009		September 30, 2009
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
			(Dollars in thousands)
Non-interest DDA	$2,729,355	—	$1,910,171	—	$1,947,359	—
Interest-bearing DDA	858,168	0.10%	656,367	0.09%	647,712	0.08%
Savings and money market accounts	4,503,906	0.72%	2,886,842	0.81%	2,916,980	0.78%
CDs and other time deposits	3,334,311	1.15%	2,056,208	2.66%	1,872,456	2.60%

Total customer deposits	11,425,740	0.63%	7,509,588	1.05%	7,384,507	0.98%

Securities sold under agreements to repurchase	928,607	0.42%	1,013,167	0.47%	1,087,875	0.47%
Wholesale borrowings	443,892	2.44%	952,979	2.87%	883,377	3.06%

Total funds	$12,798,239		$9,475,734		$9,355,759

          The increase in total deposits over prior year was driven by the Corporation’s expansion strategy in Chicago which resulted in the acquisition of $3.9 billion of deposits in the first half of 2010. The Corporation’s strategy is to retain recently acquired depository customers and move them from certificate of deposit accounts into core deposit products. Deposit retention rates for the three acquired Chicago institutions at September 30, 2010, are as follows: First Bank, 94.9%; George Washington, 96.6%; and Midwest (excluding brokered certificate of deposits, CDARS & internet certificate of deposits), 94.6%.
          Average demand deposits comprised 31.40% of average deposits in the 2010 third quarter compared to 35.14% in the 2009 third quarter. Savings accounts, including money market products, made up 39.42% of average deposits in the 2010 third quarter compared to 39.50% in the 2009 third quarter. CDs made up 29.18% of average deposits in the third quarter 2010 and 25.36% in the third quarter 2009.
          The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 110 basis points compared to one year ago, or 1.71% for the quarter ended September 30, 2010.

          The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of September 30, 2010, by time remaining until maturity:

Time until maturity:	Amount
(In thousands)
Under 3 months	$330,424
3 to 6 months	240,541
6 to 12 months	270,983
Over 1 year through 3 years	184,475
Over 3 years	38,815

$1,065,238

Capital Resources
          The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
          Shareholders’ equity at September 30, 2010 totaled $1.5 billion compared to $1.1 billion at December 31, 2009 and $1.1 billion at September 30, 2009. The cash dividend of $0.16 per share paid in the third quarter has an indicated annual rate of $0.64 per share.
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
          In May 2010, the Corporation closed and completed the sale of a total of 17,600,160 shares of common stock at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts and commissions and the estimated expenses of the offering payable by the Corporation.
Capital Adequacy
          Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.53% at September 30, 2010, compared to 8.89% at December 31, 2009, and 8.65% at September 30, 2009.
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
          As of September 30, 2010, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30,		December 31,		September 30,
	2010		2009		2009
			(Dollars in thousands)
Consolidated
Total equity	$1,517,892	10.57%	$1,065,627	10.11%	$1,059,209	9.84%
Common equity	1,517,892	10.57%	1,065,627	10.11%	1,059,209	9.84%
Tangible common equity (a)	1,046,080	7.53%	924,871	8.89%	918,821	8.65%
Tier 1 capital (b)	1,049,132	11.46%	971,013	12.09%	945,620	11.43%
Total risk-based capital (c)	1,163,701	12.71%	1,071,682	13.34%	1,049,287	12.68%
Leverage (d)	1,049,132	7.48%	971,013	9.39%	945,620	9.06%

Bank Only
Total equity	$1,322,002	9.22%	$946,626	9.00%	$839,097	7.81%
Common equity	1,322,002	9.22%	946,626	9.00%	839,097	7.81%
Tangible common equity (a)	850,190	6.13%	806,223	7.77%	698,709	6.59%
Tier 1 capital (b)	959,164	10.50%	826,517	10.31%	810,149	9.81%
Total risk-based capital (c)	1,069,338	11.71%	922,919	11.51%	909,588	11.01%
Leverage (d)	959,164	6.78%	826,517	8.00%	810,149	7.77%
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
          Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2010 and 2009:

		Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
September 30, 2010	*	1.87%	3.46%	4.54%
September 30, 2009	*	0.47%	0.46%	0.02%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

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
          Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2010 and 2009:

		Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
September 30, 2010	*	4.18%	5.87%	5.57%
September 30, 2009	*	1.81%	(0.13%)	(0.44%)

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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

          The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 71.54% of total deposits at September 30, 2010. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the third quarter of 2010 in addition to unencumbered, or unpledged, investment securities that totaled $800.2 million as of September 30, 2010.
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
          Funding Trends for the Quarter — During the three months ended September 30, 2010, lower cost core deposits increased by $0.4 million from the previous quarter. In aggregate, deposits decreased $0.2 billion. Securities sold under agreements to repurchase increased $0.2 million from June 30, 2010. Wholesale borrowings decreased $0.1 million from June 30, 2010. The Corporation’s loan to deposit ratio increased to 82.10% at September 30, 2010 from 81.45% at June 30, 2010.
          Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
          During the quarter ended September 30, 2010, FirstMerit Bank did not pay dividends to FirstMerit Corporation. As of September 30, 2010, FirstMerit Bank had an additional $149.7 million available to pay dividends without regulatory approval.
          Recent Market and Regulatory Developments. In response to the current national and international economic recession, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.
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
          In addition, and among many other legislative changes that the Corporation will assess, the Corporation will (1) experience a new assessment model from the Federal Deposit Insurance Corporation (“FDIC”) based on assets, not deposits, (2) be subject to enhanced executive compensation and corporate governance requirements, and (3) be able, for the first time to offer interest on business transaction and other accounts.
          The extent to which the Dodd-Frank Act and initiatives there under will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is not yet known. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.
          The FDIC’s Temporary Liquidity Guarantee Program (“TLPG”), adopted November 21, 2008 guaranteed the payment of certain newly-issued senior unsecured debt of insured depository institutions (“Debt Guarantee”) and provided unlimited insurance coverage for funds held at FDIC-insured depository institutions in noninterest-bearing transaction accounts in excess of the current standard maximum deposit insurance amount of $250,000 (Transaction Account Guarantee Program (“TAGP”)). Both components were provided to eligible institutions, including the Corporation, at no cost through December 5, 2008; participation subsequent to December 5, 2008 was optional. The Corporation elected to participate in TLPG and TAGP subsequent to December 5, 2008.
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
          Unlimited coverage for non-interest bearing transaction accounts through the Transaction Account Guarantee was extended to customers by the Corporation through June 30, 2010, at which point the Corporation opted out of the program. Due to the provisions of the Dodd-Frank Act, the FDIC will not be extending the TAGP program beyond its scheduled expiration on December 31, 2010.
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
ITEM 4. CONTROLS AND PROCEDURES.
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
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 1A. RISK FACTORS.
          There have been no material changes in our risk factors from those disclosed in 2009 Form 10-K except for the following:
          The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.
          On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Corporation will not be known for months or even years.
          The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Corporation, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.
          Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Corporation cannot currently be determined, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Corporation’s operations.

          The Corporation’s results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.
          Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.
          The integrity of the foreclosure process is important to the Corporation’s business, as an originator and servicer of residential mortgages. As a result of the Corporation’s continued focus of concentrating its lending efforts in its primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), the Corporation does not anticipate suspending any of its foreclosure activities. During the past quarter, the Corporation reviewed its foreclosure procedures and concluded they are generally conservative in nature and should not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, the Corporation could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Corporation’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.
          In addition, in connection with the origination and sale of residential mortgages into the secondary market, the Corporation makes certain representations and warranties, which, if breached, may require it to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although the Corporation believes that its mortgage documentation and procedures have been appropriate and are generally conservative in nature, it is possible that the Corporation will receive repurchase requests in the future and the Corporation may not be able to reach favorable settlements with respect to such requests. It is therefore possible that the Corporation may increase its reserves or may sustain losses associated with such loan repurchases and indemnification payments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the third quarter of the 2010 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of June 30, 2010				396,272
July 1, 2010 - July 31, 2010	1,703	$20.40	—	396,272
August 1, 2010 - August 31, 2010	2,640	21.07	—	396,272
September 1, 2010 - September 30, 2010	—	—	—	396,272

Balance as of September 30, 2010	4,343	$20.81	—	396,272

(1)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004 (the “Prior Repurchase Plan”). The Corporation had purchased all of the shares it was authorized to acquire under the Prior Repurchase Plan.

(2)	Reflects 4,343 common shares purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) in the case of restricted shares of common stock, shares were withheld to pay income taxes or other tax liabilities with respect to the vesting of restricted shares; or (3) shares were returned upon the resignation of the restricted shareholder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED).
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit
Number	Description
3.1
Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010 ).

3.2
Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010 ).

10.1
FirstMerit Corporation Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on August 25, 2010).

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

101*
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

November 5, 2010