Form 10-K
period 2010-12-31
FIRSTMERIT CORP /OH/
filed 2011-02-25
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,863,502,844 based on the closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2011
Common Stock, no par value	115,121,731 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2011 (Proxy Statement)	Part III

PART I
ITEM 1. BUSINESS.
ITEM 1A. RISK FACTORS.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. (REMOVED AND RESERVED).
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FINANCIAL DATA FIRSTMERIT CORPORATION AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2010, 2009 AND 2008.
CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
ITEM 9A. CONTROLS AND PROCEDURES.
ITEM 9B. OTHER INFORMATION.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
SIGNATURES
Exhibit Index
EX-10.22
EX-10.23
EX-10.50
EX-10.51
EX-10.52
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS.

OVERVIEW

FirstMerit Corporation (“FirstMerit,” the “Corporation”, “we,” “our,” “ours,” and “us”), is a $14.1 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). FirstMerit’s principal business consists of owning and supervising its affiliates. Although FirstMerit directs the overall policies of its affiliates, including lending practices and financial resources, most day-to-day affairs are managed by their respective officers. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2010, FirstMerit Bank, N.A. (“FirstMerit Bank”), the Corporation’s principal subsidiary, operated a network of 207 full service banking offices and 220 automated teller machines. Its offices span a total of 24 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood Counties), 6 counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry, and Will), and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 682,527 households and businesses in the 16th largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron, and Ashtabula Ohio). After integration of three acquisitions in 2010, FirstMerit now operates 47 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9 million. FirstMerit and its direct and indirect subsidiaries had 3,058 employees at December 31, 2010.

OPERATIONS AND SUBSIDIARIES

FirstMerit operates primarily as a line of business banking organization through its subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, Western Pennsylvania and Chicago, Illinois.

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. A description of each of these lines of business and performance data is provided in Note 15 (Segment Information) to the consolidated financial statements.

Banking services are primarily provided by FirstMerit’s national banking subsidiary, FirstMerit Bank. FirstMerit Bank also operates a trust department, which offers wealth management and trust services. The majority of its customers are comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

FirstMerit’s non-banking direct and indirect subsidiaries provide insurance sales services, credit life, credit accident and health insurance, securities brokerage services, equipment lease financing and other financial services.

FirstMerit Bank is the parent corporation of 21 wholly-owned subsidiaries, a complete list of which is set forth in Exhibit 21 to this Annual Report on Form 10-K. The following are certain of the principal operating subsidiaries of FirstMerit Bank:

•	FirstMerit Mortgage Corporation, located in Canton, Ohio, which provides mortgage loan servicing for itself and FirstMerit Bank;

•	FirstMerit Equipment Finance Company, Inc., which provides commercial lease financing and related services;

•	FirstMerit Financial Services, Inc., which provides professional investment services and a variety of brokerage products to customers;

•	FirstMerit Advisors, Inc., which provides certain financial planning services to customers of FirstMerit Bank and other FirstMerit subsidiaries;

•	CPHCSUB, LLC and CREPD, LLC, each of which hold distressed commercial and construction properties, received through the loan foreclosure process;

•	FirstMerit Insurance Group, Inc., a life insurance and financial consulting firm;

•	FirstMerit Insurance Agency, Inc., a insurance agency licensed to sell life insurance products and annuities; and

•	FirstMerit Title Agency, Ltd., a insurance agency providing complete title insurance services.

Securities trading had been a brokered program in conjunction with third-party providers from 1999 through 2009; however, beginning in October 2009, FirstMerit internalized its broker dealer services through FirstMerit Financial Services, Inc., which allows investment services and solutions to be provided locally while building operational efficiencies.

Several bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction properties, received through the loan foreclosure process. These properties are held as other real estate owned (“OREO”) while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $2.4 million and $5.8 million, respectively at December 31, 2010, as compared to $2.8 million and $1.2 million, respectively, at December 31, 2009.

Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit’s income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which financial institution subsidiaries can pay dividends or otherwise supply funds to FirstMerit. Additional information regarding FirstMerit’s business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7 of this Annual Report on Form 10-K.

ACQUISITIONS AND OTHER TRANSACTIONS

During 2010, FirstMerit Bank integrated the following acquisitions, which established a Chicago, Illinois footprint for the Corporation consisting of 47 branch locations:

•	On February 19, 2010, FirstMerit Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. The acquisition included the assumption of approximately $1.2 billion in deposits and the purchase of $328.5 million of loans and certain other assets of First Bank associated with the acquired branch locations.

•	Also on February 19, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of George Washington Savings Bank (“George Washington”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. FirstMerit Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities which included loans with a fair value of approximately $177.8 million and deposits with a fair value of approximately $400.7 million. Subsequent to the date of acquisition, FirstMerit Bank purchased three of the former George Washington branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of $4.3 million.

•	On May 14, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share arrangements with the FDIC, as receiver of Midwest Bank and Trust Company (“Midwest”), to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. FirstMerit Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets, which included loans with a fair value of approximately $1.8 billion and deposits with a fair value of approximately $2.3 billion. Subsequent to the date of acquisition, FirstMerit Bank purchased ten of the former Midwest branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of $25.1 million.

FirstMerit continues to consider from time to time possible acquisitions of other financial institutions and financial services companies. FirstMerit also may periodically acquire branches and deposits in its principal markets. FirstMerit’s strategy for growth includes strengthening market share in its existing markets, expanding into complementary markets and broadening its product offerings. The consideration paid in such transactions may be in the form of cash, debt or FirstMerit stock. The nature and amount of such consideration will be based on reasonable growth and savings assumptions and thorough analyses of the effect on long and short-term strategic and financial results.

COMPETITION

The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, mortgage banking companies, investment brokers and other brokerage institutions, money market and mutual funds and insurance companies. Financial institution competitors in FirstMerit’s primary markets include PNC Financial Services Group, Inc., KeyCorp, Huntington Bancshares, Inc., Fifth Third Bancorp, U.S. Bancorp, Harris Bankcorp, Inc., MB Financial, Inc., Private Bancorp, Inc., Wintrust Financial Corporation, JP Morgan Chase & Co., and Wells Fargo & Company.

Mergers between financial institutions within and outside of Ohio continue to add competitive pressure. FirstMerit competes in its markets by offering high quality personal services at competitive prices in connection with its super community banking model.

PROMPT FILINGS

This Annual Report on Form 10-K has been posted on the Corporation’s website, www.firstmerit.com, on the date of filing with the Securities and Exchange Commission (the “SEC”), and the Corporation intends to post all future filings of its reports on Forms 10-K, 10-Q and 8-K on its website on the date of filing with the SEC in accordance with the prompt notice requirements.

REGULATION AND SUPERVISION

Introduction

FirstMerit, its national banking subsidiary FirstMerit Bank, and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state legislatures and agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the federal deposit insurance fund (the “DIF”) and the banking system as a whole and not for the protection of our security holders. This intensive regulatory environment, among other things, may restrict our ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on our capital stock. It also may require FirstMerit to provide financial support to its banking and other subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Significant aspects of the laws and regulations which apply to FirstMerit and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended or revised by Congress or state legislatures and federal or state regulatory agencies, as the case may be. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment. Changes in applicable statutes, legislation, regulations and policies may have a material adverse effect on FirstMerit and its business.

The Dodd-Frank Act

The “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010” (the “Dodd-Frank Act”), was signed into law on July 21, 2010, and effected sweeping financial regulatory reforms, including the following:

•	Creates the Consumer Financial Protection Bureau as a new agency to centralize responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws;

•	Repeals federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	Amends the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve”) authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, such as FirstMerit Bank, and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•	Restricts federal law preemption of state laws for subsidiaries and affiliates of national banks;

•	Extends application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital;

•	Requires the Office of the Comptroller of the Currency (the “OCC”) to make its capital requirements for national banks countercyclical so they increase during economic expansions and decrease during economic contractions;

•	Requires bank holding companies and banks both to be well-capitalized and well-managed in order to acquire banks located outside their home state;

•	Changes the federal deposit insurance assessment base from the amount of insured deposits to consolidated assets less tangible capital, eliminated the maximum size of the DIF, and increases the minimum size of the DIF;

•	Imposes comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within that institution;

•	Requires large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (FirstMerit already has risk committees of its management and Board of Directors);

•	Implements corporate governance revisions applicable to all public companies (not just financial institutions), concerning matters relating to executive compensation structuring and disclosure and proxy access by shareholders;

•	Permanently adopts the $250,000 limit for federal deposit insurance coverage of applicable deposits, and provides unlimited federal deposit insurance coverage through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Restricts the ability of banks to sponsor or invest in private equity or hedge funds; and

•	Increases authority of the Federal Reserve to examine national banks such as FirstMerit Bank and its non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will therefore continue to develop over several years. This makes it extremely difficult to assess currently the overall financial impact the Dodd-Frank Act will have on FirstMerit, its customers and the financial industry. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see

Item 1A, Risk Factors — “Pending regulation relating to debit card interchange fees may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the legislation affecting capital requirements could require us to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting FirstMerit and FirstMerit Bank.

Regulatory Agencies

Bank Holding Company.  FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Federal Reserve Board under the BHCA.

Subsidiary Bank.  FirstMerit Bank is subject to regulation and examination primarily by the OCC and secondarily by the FDIC, and during 2011, subject to regulation by the new Consumer Financial Protection Bureau.

Nonbank Subsidiaries.  Many of FirstMerit’s nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit’s broker-dealer and investment advisory subsidiaries are regulated by the SEC, the Financial Industry Regulatory Authority (“FINRA”), and state securities regulators, which require education and licensing of advisors, require reporting and impose business conduct rules, as well as certain disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. FirstMerit’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, which require education and licensing of agencies and individual agents, require reports and impose business conduct rules. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

SEC and NASDAQ.  FirstMerit is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. FirstMerit is subject to disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. FirstMerit is listed on The NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FMER,” and is subject to the rules and listing requirements of NASDAQ.

Bank Holding Company Regulation

As a bank holding company, FirstMerit’s activities are subject to extensive regulation by the Federal Reserve Board under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. FirstMerit is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to examinations by the Federal Reserve Board.

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders;

•	require that a bank holding company divest subsidiaries (including its subsidiary banks); and

•	in general, initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices and order the cessation of any activity that it has reasonable grounds to believe constitutes a serious risk to the financial soundness, safety or stability of an institution or its subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice. The Dodd-Frank Act codified this policy as a statutory requirement.

The BHCA requires prior approval by the Federal Reserve Board for a bank holding company to directly or indirectly acquire more than a 5.0% voting interest in any bank or its parent holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-

acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves.

The BHCA also governs interstate banking and restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve Board to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit Bank and its affiliates are also subject to certain limitations and restrictions of the Federal Reserve Board, as described more fully below under “Dividends and Transactions with Affiliates.”

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. FirstMerit has not elected to seek financial holding company status.

Dividends and Transactions with Affiliates

FirstMerit is a legal entity separate and distinct from FirstMerit Bank and its other subsidiaries. FirstMerit’s principal source of funds to pay dividends on its common shares and service its debt is dividends from FirstMerit Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”). FirstMerit Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Thus, the ability of FirstMerit to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

FirstMerit Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to FirstMerit and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. These regulations limit the types and amounts of transactions (including loans due and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by FirstMerit Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its non-bank subsidiaries, to 10.0% of FirstMerit Bank’s capital stock and surplus, and, as to the Corporation and all non-bank subsidiaries in the aggregate, to 20.0% of FirstMerit Bank’s capital stock and surplus. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. Starting in July 2011, the 10.0% of capital limit on covered transactions will begin to apply to financial subsidiaries. “Covered transactions” are generally defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Capital loans from FirstMerit to FirstMerit Bank are subordinate in right of payment to deposits and certain other indebtedness of FirstMerit Bank. In the event of FirstMerit’s bankruptcy, any commitment by FirstMerit to a federal bank regulatory agency to maintain the capital of FirstMerit Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Regulation of Nationally-Chartered Banks

As a national banking association, FirstMerit Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, FirstMerit Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act, and fair housing laws, and the effectiveness of the entities in restricting money laundering activities.

FirstMerit Bank is also an insured institution as a member of the DIF. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (described more fully below under “Deposit Insurance”). In addition, the establishment of branches by FirstMerit Bank is subject to prior approval of the OCC. The OCC has the authority to impose sanctions on FirstMerit Bank and, under certain circumstances, may place FirstMerit Bank into receivership.

Beginning in 2011, FirstMerit Bank will also be subject to regulation by the new Consumer Financial Protection Bureau under the Federal Reserve Bureau, which shall have centralized responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws.

Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. and the OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities is revoked under the Dodd-Frank Act), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0.0%, 20.0%, 50.0% and 100.0%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies experiencing growth through acquisitions or otherwise, or under other warranted circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively. Neither FirstMerit nor FirstMerit Bank has been advised that any specific heightened minimum capital ratio guidelines are applicable to either of them.

The Federal Reserve Board’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit’s capital ratios meet the requirements to be deemed “well capitalized” under the Federal Reserve Board’s guidelines. See Note 20 (Regulatory Matters) to the consolidated financial statements.

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

In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10.0%, Tier 1 risk-based capital of at least 6.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. FirstMerit’s management believes that FirstMerit Bank meets the requirements to be deemed “well capitalized” according to the guidelines described above. See Note 20 (Regulatory Matters) to the consolidated financial statements.

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

In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, the federal banking agencies issued a notice of proposed rulemaking in July 2008 that would have revised the existing risk-based capital framework for banks not subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules. FirstMerit will not be required to implement Basel II. Until the final rules for the non-Basel II banks are adopted by the federal banking agencies, FirstMerit is unable to predict whether and when its subsidiary banks will adopt the new capital guidelines. Comments on the proposed rules were due to the federal banking agencies in October 2008, but no definitive final rules have been issued.

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing minimum Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

In December 2010, the Basel Committee released a final framework for strengthening international capital and liquidity regulation (Basel III). When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework , among other things, (i) introduces as a new capital measure of “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, which will effectively result in a minimum ratio of CET1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% on full implementation), (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). When implementation of the Basel III final framework is scheduled to commence on January 1, 2013, banks will be required to maintain 3.5% CET1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets, and 8.0% Total capital to risk-weighted assets.

Basel III also provides for a “countercyclical capital buffer,” generally imposed when federal regulatory agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be in addition to the capital conservation buffer in the range of 0.0% to 2.5% when fully implemented, potentially resulting in total buffers of 2.5% to 5.0%. The countercyclical capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when applicable) will have constraints imposed on their dividends, equity repurchases and compensation, based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1. Implementation of the deductions and other adjustments to CET1 will be phased-in on a pro-rata basis over a five-year period beginning on January 1, 2014. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2011, with adoption of final implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Deposit Insurance

Substantially all of the deposits of FirstMerit Bank are insured up to applicable limits by the DIF of the FDIC, and FirstMerit Bank is assessed deposit insurance premiums to maintain the DIF. Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information by the FDIC to be relevant to the risk posed to the DIF by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution, depending on the amount of the increase.

Over the past several years, the economic environment has caused high levels of bank failures, which dramatically increased FDIC resolution costs and depleted the DIF. In order to maintain a strong funding position and reserve ratio of the DIF as required by law, the FDIC issued a final rule in December 2008 that increased assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits) beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require institutions in the highest risk category to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

The Emergency Economic Stabilization Act of 2008 (“EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $4.9 million from FirstMerit Bank.

In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, adjusted to assume a 5.0% annualized deposit growth rate; for the 2011 and 2012 periods the computation was adjusted by an additional 3 basis points increase in the assessment rate. The three-year prepayment for FirstMerit determined as of September 30, 2009, totaled $43.9 million. As of December 31, 2010, $18.6 million of this prepayment has been recognized as expense by the Corporation.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform increase of 3 basis points in initial assessment rates scheduled to take place on January 1, 2011 and will maintain the current schedule of assessment rates for all depository institutions. At the current expense rate, it is anticipated that the Corporation’s remaining prepayment of $25.3 million, as of December 31, 2010, will provide for six quarters of assessments. At least semi-annually during the five-year DIF restoration period, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, to be effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposes to create a two scorecard system, one for most large institutions such as FirstMerit Bank that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully-owned by a parent with over $500 billion in assets. Each scorecard would have a performance score and a loss-severity score that would be combined to produce a total score between 30 and 90, which would be translated into an initial assessment rate based on a scale with disproportionately higher rates for higher scores. In calculating these scores, the FDIC would continue to utilize supervisory ratings, would introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and would eliminate the use of risk categories and long-term debt issuer ratings. The FDIC would also be able to make discretionary upward or downward adjustments of up to 15 points to the total score, based on significant risk factors not adequately addressed by the scorecard.

For large institutions, including FirstMerit Bank, the initial base assessment rate would range from 5 to 35 annual basis points. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 annual basis points. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10.0% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the proposed rule includes a new adjustment for depository institution debt under which an institution would pay an additional premium equal to 50 basis points on every dollar of long-term unsecured debt held that was issued by another insured depository institution.

All FDIC-insured depository institutions must pay an additional quarterly assessment, based on deposit levels, to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary regardless of a depository institution’s capitalization or supervisory evaluations. FirstMerit’s FICO assessments average $1.0 million annually.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Total FDIC insurance expense for FirstMerit was $17.8 million, $16.5 million and $1.3 million in 2010, 2009 and 2008, respectively. FirstMerit is generally unable to control or predict the amount of premiums that it must pay for FDIC insurance. Continuing changes in the DIF assessment rates could have a material adverse effect on FirstMerit’s earnings and its ability to continue to pay dividends on common shares at the current rate or at all.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act of 1999, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Anti-Money Laundering and the USA Patriot Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering policies, procedures and controls of the applicants.

EESA and ARRA

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law in October 2008 and established the Treasury’s Troubled Assets Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the CPP and a warrant to purchase 952,260 FirstMerit common shares at an exercise price of $19.69 per share. The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law in February 2009. ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid the Treasury. On April 22, 2009, FirstMerit completed the repurchase from the Treasury of all $125.0 million of the non-voting preferred shares, and on May 27, 2009, FirstMerit completed the repurchase of the warrant held by the Treasury. FirstMerit is therefore no longer subject to the compensation and expenditure limits or other rules applicable to TARP recipients.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to FirstMerit. FirstMerit’s corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee Charter, and a Code of Business Conduct and Ethics. The Board of Directors reviews FirstMerit’s corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on FirstMerit’s corporate governance practices, on the FirstMerit website at www.firstmerit.com.

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

The Dodd-Frank Act contains significant corporate governance measures, some of which are applicable to all public companies while others apply only to financial institutions, and many of which are not yet fully implemented. For example, the Dodd-Frank Act authorized the SEC to adopt rules giving certain shareholders access to the company’s proxy for purposes of nominating director candidates, although implementation of such rules has been stayed pending the outcome of current litigation. Also, the Federal Reserve is required under the Dodd-Frank Act to issue regulations requiring each publicly-traded bank holding with total consolidated assets of not less than $10 billion, such as the Corporation, to establish a risk committee responsible for the oversight of the enterprise-wide risk management practices of the bank holding company. Such risk committees will be required to include such number of independent directors as the Federal Reserve may determine to be appropriate, based on the nature of operations, size of assets and other appropriate criteria, and include at least one risk management expert having experience in identifying, assessing and managing risk exposures of large, complex firms. FirstMerit already has a risk committee of management and a risk committee of its board of directors, and intends to adapt those committees to comply with the requirements developed under Dodd-Frank. The Federal Reserve is required to issue final rules implementing the risk committee by July 21, 2012 and such rules must take effect by October 21, 2012, subject to an extension by up to six months by the Secretary of the Treasury. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto, certain of which are summarized under “Executive and Incentive Compensation” below.

Executive and Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve will review, as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as FirstMerit. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institution with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. There is a 45-day public comment period on the Proposed Rules, and the final rules will become effective six months after final guidance is published in the Federal Register.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three year look-back window of the restatement and would cover all executives who received incentive awards.

The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements, and contains additional considerations of the independence of compensation advisors.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced in Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease our costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

ITEM 1A.	RISK FACTORS.

Our business could be impacted by any of the risks noted below; although, such risks are not the only risks that we face. Additional risks that are not presently known or that we presently deem to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.

Risks Relating to Economic and Market Conditions

Difficult market conditions and economic trends may adversely affect our industry and our business.

Beginning in the latter half of 2007 through mid-2009, the United States economy was in recession, with business activity across a wide range of industries and regions greatly reduced. Although economic conditions show improvement, certain sectors of the United States economy, such as real estate, remain weak and unemployment rates, specifically in Ohio, Illinois and Pennsylvania, remain high. Local governments and many businesses still face serious difficulties due to lower consumer spending and the lack of liquidity in the credit markets.

Market conditions over the past three years have also led to the failure and merger of a number of financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels and of the deposit insurance fund of the FDIC, which has led to a significant increase in deposit insurance premiums paid by financial institutions and pervasive regulatory modifications.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in the value of real estate collateral securing the payment of such loans may result in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results. Adverse changes in the economy may also have a negative effect on the ability of our borrowers, including those involving commercial real estate, to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.

As a result of the challenges presented by current economic conditions, we continue to face the following risks:

•	increased regulation of our industry, including heightened legal standards and operational requirements, which will likely increase our costs and may limit our ability to pursue business opportunities;

•	further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which may result in an inability to borrow on favorable terms or at all from other financial institutions; and

•	increased competition among financial services companies due to the consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies, which may adversely affect our ability to market our products and services.

Overall, while economic and market conditions have improved in the United States and in our primary geographic markets, there can be no assurance that this improvement will continue.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact our results of operations, financial condition and cash flows.

A majority of the lending and deposit gathering activities made by our subsidiaries are to individuals and businesses in Ohio, Western Pennsylvania and Chicago, Illinois and our success depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois and Pennsylvania have been negatively impacted during the recent economic disruption and recessionary environment. Additional adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our real estate portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee (the “FOMC”) of the Federal Reserve and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair values of our securities and other financial assets, the fair values of our liabilities and the average lives of our loan and securities portfolios.

Changes in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and commercial real estate (“CRE”) loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, and the value of our assets.

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

Problems encountered by financial institutions larger or similar to us could adversely affect financial markets generally and have indirect adverse effects on our financial condition and results of operations.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we and our subsidiaries interact on a daily basis, and therefore could adversely affect our business.

Risks Related to Our Business

We are subject to credit risk.

Our business strategy emphasizes the origination of multi-family loans and, to a lesser extent, CRE loans, which are generally larger, and have higher risk-adjusted returns and shorter maturities than one- to four-family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

Multi-family and CRE properties are generally believed to involve a greater degree of credit risk than one- to four-family mortgage loans. In addition, payments on multi-family and CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors; there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

We cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime or Alt-A lending, the lingering ramifications of the subprime lending crisis and the resulting turmoil in the financial and capital markets have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the regions we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

Our business depends significantly on general economic conditions in Ohio, Western Pennsylvania, and Chicago, Illinois. Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the regions we serve or by changes in the local real estate markets. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of our loans outstanding, a decline in tenant occupancy or in rents due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our results of operations.

We are subject to certain risks in connection with the level of our allowance for loan losses.

A variety of factors could cause our borrowers to default on their loan payments and the collateral securing such loans to be insufficient to repay any remaining indebtedness. In such an event, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on, among other factors: (i) the cash flows produced by the building, property or business; (ii) the value of the real estate or other assets serving as collateral; and (iii) the creditworthiness of the borrower.

We also establish an allowance for loan losses through an assessment of probable losses in each of our loan portfolios. Several factors are considered in this process, including: (i) the level of defaulted loans at the close of each quarter; (ii) recent trends in loan performance; (iii) historical levels of loan losses; (iv) the factors underlying such loan losses and loan defaults; (v) projected default rates and loss severities; (vi) internal risk ratings; (vii) loan size; (viii) economic, industry, and environmental factors; and (ix) impairment losses on individual loans. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as we continue to grow our loan portfolio, it may be necessary to increase the allowance for loan losses by making additional provisions, which would adversely impact our operating results. Furthermore, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Additional information regarding our allowance for loan losses is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the sections captioned “Allowance for Loan Losses and Unfunded Lending Commitments” and “Allowance for Credit Losses.”

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions, including FirstMerit Bank. In November 2010, the FDIC issued a notice of proposed rulemaking to substantially modify the manner by which fee assessments are determined, including changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. Final rules regarding proposed changes to the manner and method of DIF fee assessments are expected to be effective April 1, 2011. We cannot provide any assurance as to the effect of any proposed change in DIF assessment rate, should such a change occur, as such changes are dependent upon a variety of factors, some of which are beyond our control. Increases in DIF assessment rates may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all. Additional information regarding the FDIC’s proposed changes to DIF assessment rates is provided in Item 1. Business, in the section captioned “Regulation and Supervision — Deposit Insurance.”

Impending changes to rules relating to debit card interchange fees may have a material adverse effect on our business, results of operations and financial condition.

Pursuant to Section 1075 of the Dodd-Frank Act (the “Durbin Interchange Amendment”), the Federal Reserve Board has been granted the authority to issue rules relating to debit card interchange fees, network exclusivity and transaction routing. Specifically, the Durbin Interchange Amendment directs the Federal Reserve Board to establish standards for assessing whether the amount of any interchange fee that an issuer receives or charges with respect to a debit card transaction is “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” The Durbin Interchange Amendment directs the Federal Reserve Board to consider, when prescribing regulations, the functional similarity between debit card transactions and check transactions and to distinguish between the incremental cost incurred by the issuer for the issuer’s role in the authorization, clearance, and settlement of a particular debit transaction, which shall be considered in setting the standard, and other costs incurred by an issuer that are not specific to a particular debit transaction, which shall not be considered in setting the standard. As an issuer of debit cards and receiver of interchange fees, our revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” which it establishes regulation standards on the amount of interchange fees that can be charged. On December 16, 2010, the Federal Reserve Board approved release of draft rules for comment pertaining to the Durbin Interchange Amendment and final rules are expected to be published in April, 2011 and taking effect in July, 2011. We have estimated that our revenues may decrease by $8.5 million in 2011 after these new rules take effect.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation.

Our business strategy includes significant growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

During 2010, we undertook three significant acquisitions, which established a Chicago footprint consisting of 47 branch locations. We intend to continue pursuing a profitable growth strategy both within our existing markets and in new markets. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to integrate acquisitions and manage our growth. While we believe we have the management resources and internal systems in place to successfully manage future growth, there can be no assurance that growth opportunities will be available or, if available, that growth will be successfully managed.

We may experience difficulties in integrating acquired assets and expanding our operations into new geographic areas and markets.

The market areas in Chicago, Illinois served by the assets and branches we acquired during 2010 are areas in which we previously did not conduct significant banking activities. Our ability to compete effectively in these new markets will depend on our ability to understand the local market and competitive dynamics and identify and retain key employees who know these markets. We may also encounter obstacles when incorporating the acquired operations with our operations and management.

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

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.

We face significant competition for loans and deposits.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local marketplace. Within our region, we compete with commercial banks, savings banks, credit unions, and investment banks for deposits, and with the same financial institutions and others (including mortgage brokers, finance companies, mutual funds, insurance companies, and brokerage houses) for loans. We also compete with companies that solicit loans and deposits over the Internet.

Many of our competitors (including money center, national, and superregional banks) have substantially greater resources and higher lending limits than we do, and may offer certain products and services that we do not offer. Because our profitability stems largely from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success.

Our success as a competitor depends on a number of factors, including, but not limited to: (i) our ability to develop, maintain, and build upon long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; (ii) access, in the form of alternative delivery channels, such as online banking, banking by phone, and ATMs; (iii) a broad and diverse selection of products and services; (iv) interest rates and service fees that compare favorably with those of our competitors; and (v) skilled and knowledgeable personnel to assist our customers with their financial needs. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates and the consolidation of banks and thrifts within our marketplace.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers.

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits comprised approximately 75.2% of total deposits at December 31, 2010. Additional available unused wholesale sources of liquidity include advances from the Federal Home Loan Bank of Cincinnati, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.0 billion at December 31, 2010. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is inaccurate or incomplete.

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

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability. In addition, comprehensive regulation of the over-the-counter derivatives market to be implemented under the Dodd-Frank Act may adversely affect our treatment of these transactions.

We are subject to examinations and challenges by tax authorities.

In the normal course of business, we, as well as our subsidiaries, are routinely subject to examinations from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state tax authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

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

As part of our business we collect, process, and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

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

The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation. Our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares. Additional information regarding dividend restrictions is provided in Item 1. Business in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

Our organizational documents, state laws and regulated industry may discourage a third party from acquiring us by means of a tender offer, proxy contest or otherwise.

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

Our business may be adversely impacted by acts of war or terrorism.

Acts of war or terrorism could have a significant adverse impact on our ability to conduct our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to certain risks in connection with our use of technology.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our web site and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource certain of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. The occurrence of any systems failure, interruption, or breach of security could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Moreover, the provision of financial products and services has become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Risks Related to the Legal and Regulatory Environment

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Such policies determine to a significant extent our cost of funds for lending and investing. Changes in Federal Reserve Board policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition.

The financial services industry is extensively regulated. FirstMerit Bank is subject to extensive regulation, supervision and examination by the OCC and the FDIC. As a holding company, we also are subject to regulation and oversight by the Federal Reserve Board. Federal and state regulation of financial institutions is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. Such regulations can at times impose significant limitations on our operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities, as evidenced by the enactment of the Dodd-Frank Act in 2010. Substantial regulatory and legislation initiatives, including a comprehensive overhaul of the financial regulatory system in the United States, could materially affect our business, and the nature and scope of future major changes and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form newly proposed legislation might take or how it might affect us.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including us and FirstMerit Bank, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to equal a depository institution’s consolidated assets less tangible capital and permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and non-interest bearing transaction accounts will have unlimited deposit insurance through January 1, 2013. The Dodd-Frank Act creates the Consumer Financial Protection Bureau as a new agency empowered to promulgate new and revise existing consumer protection regulations which may limit certain consumer fees or otherwise significantly change fee practices. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Other significant changes from provisions of the Dodd-Frank Act include, but are not limited to: (i) changes to rules relating to debit card interchange fees; (ii) new comprehensive regulation of the over-the counter derivatives market; (iii) reform related to the regulation of credit rating agencies; (iv) restrictions on the ability of banks to sponsor or invest in private equity or hedge funds; and (v) the implementation of a number of new corporate governance provisions, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, providing shareholders the opportunity to cast a non-binding vote on executive compensation, new executive compensation disclosure requirements and considerations regarding the independence of compensation advisors.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Our results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process, related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

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

The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages. As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, Illinois and Pennsylvania, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), we do not anticipate suspending any of its foreclosure activities. During the third quarter of 2010, we reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

In addition, in connection with the origination and sale of residential mortgages into the secondary market, we make certain representations and warranties, which, if breached, may require us to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although we believe that our mortgage documentation and procedures have been appropriate and are generally conservative in nature, it is possible that we will receive repurchase requests in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase our reserves or may sustain losses associated with such loan repurchases and indemnification payments.

Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. In addition, we own and operate certain properties that may be subject to similar environmental liability risks.

Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures requiring the performance of an environmental site assessment before initiating any foreclosure action on real property, these assessments may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We have been and will continue to be the subject of litigation which could result in legal liability and damage to our business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Financial institutions like FirstMerit are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 18 (Commitments and Contingencies) to the consolidated financial statements and in Item 3. Legal Proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

FirstMerit Bank

FirstMerit Bank operates 207 branches which include 156 branches in Ohio, 47 branches in Chicago, Illinois and 4 branches in Western Pennsylvania. The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 146,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 129 of FirstMerit Bank’s other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 77 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

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

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of business, FirstMerit and its subsidiaries are at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although FirstMerit is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or stockholders’ equity of the Corporation. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

Overdraft Litigation

Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Plea against FirstMerit Corporation and its subsidiary FirstMerit Bank, N.A.. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at FirstMerit Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The complaints seek actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees.

365/360 Interest Litigation

In August 2008 a lawsuit was filed in the Cuyahoga County Court of Common Pleas against FirstMerit Bank, N.A. The breach of contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who had allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees.

Schneider Litigation

Commencing in May 2006, two lawsuits were filed in the Cuyahoga County Court of Common Pleas against FirstMerit Bank, N.A. One complaint was filed by the receiver for FirstMerit Bank customers Alan and Joanne Schneider, and the other complaint was filed by alleged defrauded investors of the Schneiders seeking to represent a class of persons who invested in promissory notes offered by the Schneiders. The allegations against FirstMerit Bank arise out of Alan Schneider’s business checking account at FirstMerit Bank into which investors’ checks were deposited and from which certain investors received payments. The complaints seek, among other things, actual damages, treble damages, punitive damages, interest, rescission and attorney fees. On January 14, 2011, a third-party complaint was filed by FirstMerit Bank against its insurers in the receiver’s lawsuit. By opinion dated February 10, 2011 the Cuyahoga County Court of Appeals reversed the trial court’s decision certifying an investor class in the case brought by the alleged defrauded investors.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

ITEM 4.	(REMOVED AND RESERVED).

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were the executive officers of FirstMerit as of December 31, 2010. Unless otherwise stated, each listed position was held on January 1, 2006.

		Date Appointed
Name	Age	To FirstMerit	Position and Business Experience

Paul G. Greig	55	05/18/06	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007; previously President and Chief Executive Officer of Charter One Bank-Illinois.
Terrence E. Bichsel	62	09/16/99	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
Kenneth A. Dorsett	56	09/10/07	Executive Vice President, Wealth Management Services since September 10, 2007; previously President and Chief Executive Officer of Everest Advisors, Inc.
David G. Goodall	45	11/19/09	Executive Vice President, Commercial Banking since November 11, 2009; previously was President and Chief Executive Officer of National City Business Credit, Inc.
Chistopher J. Maurer	61	05/22/99	Executive Vice President Human Resources.
William P. Richgels	60	05/01/07	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President and Senior Credit Officer of JPMorganChase.
N. James Brocklehurst	45	07/07/10	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Larry A. Shoff	54	09/01/99	Executive Vice President and Chief Information Officer of FirstMerit and FirstMerit Bank.
Judith A. Steiner	49	07/01/08	Executive Vice President, Secretary and General Counsel of FirstMerit since July 1, 2008; previously Senior Vice President, Assistant Counsel, Assistant Secretary and AML/BSA Officer of FirstMerit.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

FirstMerit’s common shares are quoted on the NASDAQ under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)

			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value(2)

03-31-09	20.71	12.45	0.29	11.84
06-30-09	21.10	16.25	0.16	11.99
09-30-09	20.47	16.18	0.16	12.34
12-31-09	21.62	17.93	0.16	12.25
03-31-10	23.47	19.55	0.16	12.69
06-30-10	24.43	17.04	0.16	13.87
09-30-10	20.22	16.55	0.16	13.95
12-31-10	20.32	16.60	0.16	13.86

(1)	This table sets forth the high and low bid quotations and dividend rates for FirstMerit for each quarterly period presented. These quotations are furnished by the National Quotations Bureau Incorporated and represent prices between dealers, do not included retail markup, markdowns, or commissions, and may not represent actual transaction prices.

(2)	Based upon number of shares outstanding at the end of each quarter.

On February 4, 2011, there were 7,564 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common shares during the fourth quarter of the 2010 fiscal year.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased(1)	Paid per Share	or Programs(2)	Plans or Programs(2)

Balance as of September 30, 2010				396,272
October 1, 2010 — October 31, 2010	3,854	$22.06	—	396,272
November 1, 2010 — November 30, 2010	2,731	22.15	—	396,272
December 1, 2010 — December 31, 2010	2,631	22.28	—	396,272

Balance as of December 31, 2010	9,216	$22.15	—	396,272

(1)	Reflects 9,216 common shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted common shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2010.

(2)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands except per share data)

Results of Operations
Interest income	$542,370	$459,527	$553,826	$636,994	$603,841
Conversion to fully-tax equivalent	8,132	6,869	5,976	5,494	2,919

Interest income*	550,502	466,396	559,802	642,488	606,760
Interest expense	83,851	110,763	197,637	299,448	263,468

Net interest income*	466,651	355,633	362,165	343,040	343,292
Provision for noncovered loan losses	83,783	98,433	58,603	30,835	76,112
Provision for covered loan losses	4,432	—	—	—	—

Net interest income after provision for loan losses*	378,436	257,200	303,562	312,205	267,180
Other income	212,556	210,301	201,436	196,923	195,148
Other expenses	442,860	352,817	330,633	330,226	328,087

Income before federal income taxes*	148,132	114,684	174,365	178,902	134,241
Federal income taxes	37,091	25,645	48,904	50,381	36,376
Fully-tax equivalent adjustment	8,132	6,869	5,976	5,494	2,919

Federal income taxes*	45,223	32,514	54,880	55,875	39,295

Net income	$102,909	$82,170	$119,485	$123,027	$94,946

Per share:
Basic net income**	$1.02	$0.90	$1.46	$1.51	$1.17

Diluted net income**	$1.02	$0.90	$1.46	$1.51	$1.16

Cash dividends	$0.64	$0.77	$1.16	$1.16	$1.14
Performance Ratios
Return on total assets	0.76%	0.76%	1.13%	1.19%	0.94%
Return on common shareholders’ equity	7.82%	8.09%	12.76%	14.05%	10.67%
Net interest margin — tax-equivalent basis	3.97%	3.58%	3.72%	3.62%	3.71%
Efficiency ratio	64.85%	62.95%	58.78%	61.12%	60.77%
Book value per common share	$13.86	$12.25	$11.58	$11.24	$10.56
Average shareholders’ equity to total average assets	9.73%	9.73%	8.87%	8.48%	8.79%
Dividend payout ratio	62.92%	85.56%	79.45%	76.82%	98.28%
Balance Sheet Data
Total assets (at year end)	$14,136,908	$10,539,902	$11,100,026	$10,400,666	$10,298,702
Long-term debt (at year end)	326,007	740,105	1,344,195	203,755	213,821
Daily averages:
Total assets	$13,522,782	$10,793,494	$10,549,442	$10,318,788	$10,130,015
Earning assets	11,756,985	9,925,234	9,729,909	9,482,759	9,261,292
Deposits and other funds	11,868,245	9,475,734	9,424,132	9,252,166	9,072,820
Shareholders’ equity	1,315,621	1,049,925	936,088	875,526	889,929

*	Fully tax-equivalent basis

**	Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS 2010, 2009 AND 2008.

The following commentary presents a discussion and analysis of the Corporation’s financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2010, 2009 and 2008. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

HIGHLIGHTS OF 2010 PERFORMANCE

Earnings Summary

FirstMerit Corporation reported fourth quarter 2010 net income of $27.0 million, or $0.25 per diluted share. This compares with $29.0 million, or $0.27 per diluted share, for the third quarter 2010 and $14.5 million, or $0.17 per diluted share, for the fourth quarter 2009. For the full year 2010, the Corporation reported net income of $102.9 million, or $1.02 per diluted share, compared with $82.2 million, or $0.90 per diluted share in 2009.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2010 were 7.04% and 0.74%, respectively, compared with 7.60% and 0.79%, respectively, for the third quarter 2010 and 5.38% and 0.54%, respectively, for the fourth quarter 2009. ROE and ROA for the year ended December 31, 2010 were 7.82% and 0.76% respectively, compared with 8.09% and 0.76%, respectively, for the year ended December 31, 2009.

Net interest margin was 4.14% for the fourth quarter of 2010 compared with 3.96% for the third quarter of 2010 and 3.64% for the fourth quarter of 2009. Expansion in the net interest margin from both the prior and year-ago quarters was driven primarily by increased loan volume and lower certificate of deposit product balances. The Corporation continues to successfully execute its strategy of increasing core deposits while shifting the deposit mix away from high-cost certificate of deposit products. Lower yields on average investment securities compared with both prior and year-ago quarters partly offset the respective, 18 and 50 basis point expansion in net interest margin over those periods. During the quarter, the Corporation reinvested maturing securities into shorter-duration investments to maintain balance sheet liquidity.

Average loans, not including covered loans, during the fourth quarter of 2010 increased $54.6 million, or 0.77%, compared with the third quarter of 2010 and also increased $194.3 million, or 2.80%, compared with the fourth quarter of 2009. Average commercial loans, not including covered loans, drove the growth over both time periods, increasing $109.1 million, or 2.51%, compared with the prior quarter, and $386.8 million, or 9.53%, compared with the fourth quarter of 2009. Average covered loan balances including the indemnification assets were $2.0 billion during the fourth quarter of 2010.

Average deposits were $11.4 billion during the fourth quarter of 2010, down $37.3 million, or 0.33%, compared with the third quarter of 2010, and up $4.0 billion, or 53.95%, compared with the fourth quarter of 2009. During the fourth quarter 2010, average core deposits, which exclude time deposits, increased $294.1 million, or 3.63%, compared with the third quarter 2010 and $2.5 billion, or 43.19%, compared with the fourth quarter 2009. Average time deposits decreased $331.4 million, or 9.94%, and increased $1.5 billion, or 94.8%, respectively, over prior and year-ago quarters, demonstrating the Corporation’s success in shifting the deposit mix and lowering funding costs.

Average investments decreased $33.0 million, or 1.01%, compared with the third quarter of 2010 and increased $488.8 million, or 17.78% compared with the fourth quarter of 2009. The increase in the fourth quarter of 2010 average investments compared with the year-ago quarter is due to the purchase of $575.0 million of securities in the first quarter of 2010 as a result of the First Bank acquisition.

Net interest income on a fully tax-equivalent (“FTE”) basis was $130.0 million in the fourth quarter 2010 compared with $125.5 million in the third quarter of 2010 and $89.2 million in the fourth quarter of 2009.

Noninterest income net of securities transactions for the fourth quarter of 2010 was $54.2 million, a decrease of $0.9 million, or 1.66%, from the third quarter of 2010 and an increase of $3.4 million, or 6.69%, from the fourth quarter of 2009.

Other income, net of securities gains, as a percentage of net revenue for the fourth quarter of 2010 was 29.42% compared with 30.50% for third quarter of 2010 and 36.28% for the fourth quarter of 2009. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2010 was $122.5 million, an increase of $1.8 million, or 1.48%, from the third quarter of 2010 and an increase of $27.6 million, or 29.05%, from the fourth quarter of 2009. One-time expenses associated with data processing conversions and related expenses for acquisitions totaled $3.7 million in the fourth quarter of 2010.

During the fourth quarter of 2010, the Corporation reported an efficiency ratio of 65.95%, compared with 66.26% for the third quarter of 2010 and 67.74% for the fourth quarter of 2009.

Net charge-offs totaled $21.7 million, or 1.25% of average loans in the fourth quarter of 2010, excluding acquired loans, compared with $19.9 million, or 1.17% of average loans, in the third quarter 2010 and $31.2 million, or 1.79% of average loans, in the fourth quarter of 2009.

Nonperforming assets totaled $123.5 million at December 31, 2010, an increase of $8.2 million, or 7.14%, compared with September 30, 2010. Nonperforming assets at December 31, 2010 represented 1.78% of period-end loans plus other real estate compared with 1.70% at September 30, 2010 and 1.48% at December 31, 2009.

The allowance for noncovered loan losses totaled $114.7 million at December 31, 2010. At December 31, 2010, the allowance for noncovered loan losses was 1.65% of period-end loans compared with 1.72% at September 30, 2010 and 1.68% at December 31, 2009. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.78% at December 31, 2010 compared with 1.84% at September 30, 2010 and 1.77% at December 31, 2009. The allowance for credit losses to nonperforming loans was 118.01% at December 31, 2010, compared with 118.49% at September 30, 2010 and 131.82% at December 31, 2009.

The Corporation’s total assets at December 31, 2010 were $14.1 billion, a decrease of $216.6 million, or 1.51%, compared with September 30, 2010 and an increase of $3.6 billion, or 34.13%, compared with December 31, 2009. The primary increase in total assets compared with December 31, 2009 is attributed to the three 2010 acquisitions that increased total loans, including a loss share receivable of $288.6 million, by $2.8 billion as of December 31, 2010.

Total deposits were $11.3 billion at December 31, 2010, a decrease of $3.4 million, or 0.03%, from September 30, 2010 and an increase of $3.8 billion, or 49.92%, from December 31, 2009. The increase in total deposits over December 31, 2009 was driven by the Corporation’s expansion strategy in Chicago. Core deposits totaled $8.5 billion at December 31, 2010, an increase of $407.3 million, or 5.05% from September 30, 2010 and an increase of $2.3 billion, or 37.61%, from December 31, 2009. Deposit retention rates for the three acquired Chicago institutions at December 31, 2010, are as follows: First Bank, 94.9%; George Washington, 96.8%; and Midwest, 91.1% (excluding brokered certificate of deposits, Certificate of Deposit Account Registry Services balances and internet certificate of deposits).

Shareholders’ equity was $1.51 billion at December 31, 2010, compared with $1.52 billion at September 30, 2010, and $1.07 billion at December 31, 2009. The Corporation maintained a strong capital position as tangible common equity to assets was 7.46% at December 31, 2010, compared with 7.41% at September 30, 2010 and 8.89% at December 31, 2009. The common cash dividend per share paid in the fourth quarter 2010 was $0.16.

Line of Business Results

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. Note 15 (Segment Information) to the consolidated financial statements provides performance data for these lines of business.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

ASSETS
Cash and due from banks	$728,723			183,215			177,089
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,554,538	87,019	3.41%	2,222,771	97,871	4.40%	1,985,026	94,260	4.75%
Obligations of states and political subdivisions (tax exempt)	348,832	20,505	5.88%	321,919	19,718	6.13%	294,724	17,910	6.08%
Other securities and federal funds sold	300,700	8,508	2.83%	204,272	8,394	4.11%	216,794	11,326	5.22%

Total investment securities and federal funds sold	3,204,070	116,032	3.62%	2,748,962	125,983	4.58%	2,496,544	123,496	4.95%
Loans held for sale	23,612	1,162	4.92%	19,289	1,032	5.35%	29,419	1,602	5.45%
Noncovered loans, covered loans and loss share receivable	8,529,303	433,308	5.08%	7,156,983	339,381	4.74%	7,203,946	434,704	6.03%

Total earning assets	11,756,985	550,502	4.68%	9,925,234	466,396	4.70%	9,729,909	559,802	5.75%
Allowance for loan losses	(116,118)			(108,017)			(96,714)
Other assets	1,153,192			793,918			739,158

Total assets	$13,522,782			10,794,350			10,549,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,550,849	—	—	1,910,171	—	—	1,530,021	—	—
Demand — interest bearing	794,497	751	0.09%	656,367	600	0.09%	687,160	2,514	0.37%
Savings and money market accounts	4,303,815	31,912	0.74%	2,886,842	23,472	0.81%	2,398,778	29,839	1.24%
Certificates and other time deposits	2,801,270	32,713	1.17%	2,056,208	54,610	2.66%	2,801,623	105,853	3.78%

Total deposits	10,450,431	65,376	0.63%	7,509,588	78,682	1.05%	7,417,582	138,206	1.86%
Securities sold under agreements to repurchase	907,015	4,477	0.49%	1,013,167	4,764	0.47%	1,343,441	31,857	2.37%
Wholesale borrowings	510,799	13,998	2.74%	952,979	27,317	2.87%	663,109	27,574	4.16%

Total interest bearing liabilities	9,317,396	83,851	0.90%	7,565,563	110,763	1.46%	7,894,111	197,637	2.50%
Other liabilities	338,916			267,835			189,222
Shareholders’ equity	1,315,621			1,049,925			936,088

Total liabilities and shareholders’ equity	$13,522,782			10,793,494			10,549,442

Net yield on earning assets	$11,756,985	466,651	3.97%	9,925,234	355,633	3.58%	9,729,909	362,165	3.72%

Interest rate spread			3.78%			3.24%			3.25%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

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

Net interest income for the year ended December 31, 2010 was $458.5 million compared to $348.8 million for year ended December 31, 2009 and $356.2 million for the year ended December 31, 2008. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a financial measure that is calculated and presented other than in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment for full year 2010 was $8.1 million compared with $6.9 million in 2009 and $6.0 million in 2008.

Net interest income presented on an FTE basis increased $111.1 million or 31.2% to $466.7 million in 2010 compared to $355.6 million in 2009 and $362.2 million in 2008.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2010 and 2009			2009 and 2008
	Increase (Decrease) In Interest			Increase (Decrease) In Interest
	Income/Expense			Income/Expense
		Yield/			Yield/
	Volume	Rate	Total	Volume	Rate	Total
	( In thousands)
INTEREST INCOME
Investment securities and federal funds sold:
Taxable	$16,856	(27,594)	(10,738)	10,292	(9,613)	679
Tax-exempt	1,603	(816)	787	1,665	143	1,808
Loans held for sale	218	(88)	130	(542)	(28)	(570)
Loans	68,458	25,469	93,927	(2,816)	(92,507)	(95,323)

Total interest income	87,135	(3,029)	84,106	8,599	(102,005)	(93,406)

INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	130	21	151	(108)	(1,806)	(1,914)
Savings and money market accounts	10,661	(2,221)	8,440	5,293	(11,660)	(6,367)
Certificates and other time deposits (“CDs”)	15,434	(37,331)	(21,897)	(24,211)	(27,032)	(51,243)
Securities sold under agreements to repurchase	(516)	229	(287)	(6,358)	(20,735)	(27,093)
Wholesale borrowings	(12,166)	(1,153)	(13,319)	9,865	(10,122)	(257)

Total interest expense	13,543	(40,455)	(26,912)	(15,519)	(71,355)	(86,874)

Net interest income	$73,592	37,426	111,018	24,118	(30,650)	(6,532)

Note:	Rate/volume variances are allocated on the basis of absolute value of the change in each.

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

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net interest income	$458,519	348,764	356,189
Tax equivalent adjustment	8,132	6,869	5,976

Net interest income — FTE	$466,651	355,633	362,165
Average earning assets	$11,756,985	9,925,234	9,729,909

Net interest margin	3.97%	3.58%	3.72%

The average yield on earning assets decreased slightly from 4.70% in 2009 to 4.68% in 2010 decreasing interest income by $3.0 million. Higher outstanding balances on total average earning assets in 2010 caused interest income to increase $87.1 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $18.5 million, and lower rates earned on the securities decreased interest income by $28.4 million. Average loans outstanding, up from last year, increased 2010 interest income by $68.7 million and higher yields earned on the loans, increased 2010 loan interest income by $25.4 million. The average yield on earning assets decreased 105 basis points from 5.75% in 2008 to 4.70% in 2009 decreasing interest income by $102.0 million. Higher outstanding balances on total average earning assets in 2009 caused interest income to increase $8.6 million from 2008 levels. At December 31, 2009, average balances for investment securities were up from 2008 increasing interest income by $12.0 million, while lower rates earned on the securities also decreased interest income by $9.5 million. Average loans outstanding, down from 2008, decreased 2009 interest income by $3.4 million while lower yields earned on the loans also decreased 2009 loan interest $92.5 million.

The cost of funds for the year as a percentage of average earning assets decreased 40 basis points from 1.12% in 2009 to 0.71% in 2010. The cost of funds for the year as a percentage of average earning assets decreased 92 basis points from 2.03% in 2008 to 1.12% in 2009. The drop in interest rates was the primary factor in these decreases.

Other Income

Excluding investment securities gains, other income totaled $211.7 million in 2010, an increase of $7.4 million or 3.62% from 2009 and an increase of $12.4 million or 6.22% from 2008. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 31.21% compared to 36.49% in 2009. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year ended December 31,
	2010	2009	2008
	(In thousands)

Trust department income	$21,951	20,683	22,127
Service charges on deposits	65,900	63,366	62,862
Credit card fees	49,010	46,512	47,054
ATM and other service fees	11,259	11,110	10,894
Bank owned life insurance income	14,949	13,740	12,008
Investment services and life insurance	9,451	10,008	10,503
Investment securities gains, net	855	6,037	2,126
Loan sales and servicing income	19,440	12,954	6,940
Gain on Visa Inc.	—	—	13,666
Gain on George Washington acquisition	1,041	—	—
Gain on post medical retirement curtailment	—	9,543	—
Other operating income	18,700	16,348	13,256

	$212,556	210,301	201,436

Trust department income increased by 6.13%, up $1.3 million in 2010 after an increase of 6.53%, or $1.4 million in 2009 over 2008. Service charges on deposits increased by $2.5 million or 4.00% in 2010, and were up slightly $0.5 million or 0.80% in 2009 versus 2008. The increase in service charges on deposits in 2010 is primarily due to the addition of deposit accounts in the Chicago, Illinois area. Credit card fees increased $2.5 million or 5.37% in 2010 due to an improving economy and increased card usage, and decreased $0.5 million or 1.15% in 2009 over 2008 due to decreased volumes during an uncertain economy. ATM and other service charge fees have increased $0.1 million or 1.34% in 2010 and increased $0.2 or 1.98% in 2009 over 2008 due to increased levels of volume. Bank owned life insurance income increased $1.2 million or 8.80% compared to 2009 and increased $1.7 million or 14.42% over 2008 due to proceeds received from death benefit. During 2010, net gains on investment securities sold was $0.9 million, as compared to $6.0 million in 2009 and $2.1 million in 2008. Loan sales and servicing income increased $6.5 million or 50.07% in 2010 after an increase of $6.0 million or 86.66% in 2009 over 2008. This increase was primarily due to mortgage volume increases due to refinancings and an improving housing market. A $1.0 million gain was recognized from the acquisition of George Washington in the first quarter 2010. During the first quarter of 2009, the Corporation recorded $9.5 million due to the curtailment of the postretirement medical plan for active employees. During the fourth quarter of 2008, the Corporation recorded a gain of $5.8 million from the sale of Class B Visa, Inc. stock; this followed a $7.9 million gain from the partial redemption of the shares in the first quarter of 2008.

Federal Income Taxes

Federal income tax expense totaled $37.1 million in 2010 compared to $25.6 million in 2009 and $48.9 million in 2008. The effective federal income tax rate for the year ended December 31, 2010 was 26.49%, compared to 23.79% and 29.04% for the year ended December 31, 2009 and 2008, respectively. Tax reserves have been specifically estimated for potential at-risk items. Further federal income tax information is contained in Note 11 (Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $442.9 million in 2010 compared to $352.8 million in 2009 and $330.6 million in 2008, an increase of $90.1 million or 25.54% over 2009 and an increase of $22.2 million or 6.72% over 2008.

	Years ended December 31,
	2010	2009	2008
	(In thousands)

Salaries and wages	$170,839	$132,643	$133,091
Pension and employee benefits	50,477	43,263	46,372
Net occupancy expense	32,665	24,099	24,649
Equipment expense	27,664	24,301	24,137
Taxes, other than federal income taxes	7,875	6,496	6,580
Stationery, supplies and postage	11,438	8,907	9,372
Bankcard, loan processing, and other costs	31,572	31,467	29,456
Advertising	9,581	7,003	9,494
Professional services	29,357	16,414	11,695
Telephone	5,540	4,060	3,947
Amortization of intangibles	2,914	347	573
Hedge termination	—	3,877	—
FDIC expense	17,790	16,510	1,265
Other operating expense	45,148	33,430	30,002

	$442,860	$352,817	$330,633

Salaries and wages were $170.8 million in 2010, an increase of $38.2 million or 28.80% over 2009, as compared to a slight decrease in salaries and wages from 2008 to 2009 of $0.4 million or 0.34%. The increase in 2010 is due primarily to the addition of employees resulting from the 2010 acquisitions. Pension and employee benefit expenses were $50.5 million in 2010, an increase of $7.2 million or 16.67% from 2009, primarily due to an expanded employee base. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the changes in pension and postretirement medical expenses. Net occupancy expenses increased $8.6 million, or 35.5%, to $32.7 million in 2010 due to an increase in real estate taxes, building depreciation, and rent expense associated with properties acquired in the 2010 acquisitions. Professional services expenses increased $12.9 million or 78.85% in 2010 over 2009 primarily due to the 2010 acquisitions and due diligence activities. FDIC expense increased $1.3 million, or 7.7%, in 2010 over the prior year mainly due to an increased deposit base resulting from the 2010 acquisitions. The FDIC increased assessments during 2009 which resulted in additional FDIC insurance expense of $15.2 million over 2008.

Other expense increased $13.3 million, or 24.2%, in 2010 as a result of additional telephone, communication, and travel expenses of $7.4 million associated with the 2010 acquisitions, and an increase of $4.0 million in managed asset costs. Other expense in 2009 included $3.9 million related to the discontinuation of hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans. In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter of 2009. In addition, this portfolio of interest rate swaps was terminated in January 2010.

The efficiency ratio for 2010 was 64.85% compared to 62.95% in 2009 and 58.78% in 2008. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during 2010, 64.85 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on an FTE basis, plus other income less gains from the sales of securities.

FINANCIAL CONDITION

Acquisitions

On February 19, 2010, FirstMerit Bank completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the Chicago, Illinois, area. FirstMerit Bank acquired assets with an acquisition date fair value of approximately $1.2 billion, including $275.6 million of loans, and $42.0 million of premises and equipment, and assumed $1.2 billion of deposits. The Bank received cash of $832.5 million to assume the net liabilities. FirstMerit Bank recorded a core deposit intangible asset of $3.2 million and goodwill of $48.3 million.

On February 19, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of George Washington, to acquire deposits, loans, and certain other liabilities and certain assets in a whole-bank acquisition of George Washington. FirstMerit Bank acquired assets with a fair value of approximately $369.3 million, including $177.8 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate owned, and $408.4 million in liabilities, including $400.7 million of deposits. FirstMerit Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The loans and other real estate owned acquired are covered by loss share agreements between FirstMerit Bank and the FDIC which afford FirstMerit Bank significant protection against future losses. As part of the agreements, FirstMerit Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to FirstMerit Bank. The loss share receivable associated with the acquired covered loans was $88.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $11.3 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in a gain on acquisition of $1.0 million, which is included in noninterest income in the consolidated statements of income and comprehensive income. On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington.

On May 14, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. FirstMerit Bank acquired assets with a fair value of approximately $3.0 billion, including $1.8 billion of loans, $564.2 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate owned, and $3.0 billion in liabilities, including $2.3 billion of deposits. FirstMerit Bank recorded a core deposit intangible asset of $7.4 million and has made a cash payment to the FDIC of approximately $227.5 million. The loans and other real estate owned acquired are covered by loss share agreements between FirstMerit Bank and the FDIC which afford FirstMerit Bank significant protection against future losses. As part of the agreements, FirstMerit Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to FirstMerit Bank. The loss share receivable associated with the acquired covered loans was $236.8 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $2.2 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in goodwill of $272.5 million. On October 9, 2010, the Corporation successfully completed the operational and technical migration of Midwest.

The First Bank, George Washington and Midwest acquisitions were considered business combinations whereby all acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition and identifiable intangible assets were recorded at their estimated fair value. Estimated fair values are considered preliminary and are subject to change up to one year after the acquisition date. This allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available, and the Corporation continues to analyze its estimates of the fair values of the assets acquired and the liabilities assumed. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

During the year ended December 31, 2010, additional information was obtained that resulted in changes to certain acquisition-data fair value estimates relating to both the George Washington and Midwest acquisitions. The purchase accounting adjustments for the George Washington acquisition resulted in the recognition of a bargain purchase gain of $1.0 million, $0.7 million net of tax, in the quarter ended March 31, 2010, which is reflected in the consolidated statements of income and comprehensive income. The purchase accounting adjustments reduced the bargain purchase gain originally reported by $4.0 million. The purchase accounting adjustments for the Midwest acquisition resulted in an increase of approximately $18.7 million to the goodwill recorded for the Midwest acquisition in the quarter ended June 30, 2010, which is reflected in the consolidated balance sheets. See Note 2 (Business Combinations) in the notes to consolidated financial statements for additional information related to the details of these transactions.

Investment Securities

At December 31, 2010, the securities portfolio totaled $3.2 billion compared to $2.7 billion at December 31, 2009. Available-for-sale securities were $3.0 billion at December 31, 2010 compared to $2.6 billion at December 31, 2009. Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities (“MBSs”).

Held-to-maturity securities totaled $60.0 million at December 31, 2010 compared to $50.7 million at December 31, 2009 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $160.8 million at December 31, 2010 compared to $128.9 million at December 31, 2009 and consisted primarily of include Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock. The increase of $31.9 million from December 31, 2009 was a result of the FHLB and FRB stock acquired in the George Washington and Midwest acquisitions.

Net unrealized gains were $53.4 million at December 31, 2010, compared to $55.1 million at December 31, 2009.

The Corporation conducts a regular assessment of its investment securities to determine whether any securities are other-than-temporarily impaired. Only the credit portion of other-than-temporary impairment (“OTTI”) is recognized in current earnings for those securities where there is no intent to sell or it is more likely than not the Corporation would not be required to sell the security prior to expected recovery. The remaining portion of OTTI is to be included in accumulated other comprehensive loss, net of income tax.

Gross unrealized losses of $21.3 million as of December 31, 2010, compared to $21.6 million at December 31, 2009 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation’s trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.

Loans

Loans acquired under loss share agreements with the FDIC (“Loss Share Agreements”) include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to Loss Share Agreements are presented below as “noncovered loans”. Acquired loans are initially measured at fair value as of the acquisition date. Fair value measurements include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Total noncovered loans outstanding at year-end 2010 increased $278.6 million or 4.0% to $7.2 billion compared to $6.9 billion one year ago. This increase was driven primarily by higher commercial loans which increased 11.34% in 2010 due to the Corporation’s expansion into the Chicago, Illinois area resulting in $180.0 million of new commercial loan production. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Single-family mortgage loans are originated by Firstmerit Bank and then sold into the secondary mortgage market or held in portfolio. Low interest rates during 2010 resulted in an increase in mortgage loan originations and refinancings; however, due to the continuing downturn in the housing market there was an overall decrease of 12.86% in balances retained in portfolio.

Outstanding home equity loan balances decreased $3.7 million or 0.50% from 2009 and installment loans decreased $116.5 million or 8.17% reflecting the on-going economic downturn.

Credit card loans were down $4.0 million or 2.62% from 2009.

The following table breaks down outstanding loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Commercial loans	$4,527,497	$4,066,522	$4,352,730	$3,906,448	$3,694,121
Mortgage loans	403,843	463,416	547,125	577,219	608,008
Installment loans	1,308,860	1,425,373	1,574,587	1,598,832	1,619,747
Home equity loans	749,378	753,112	733,832	691,922	731,473
Credit card loans	149,506	153,525	149,745	153,732	147,553
Leases	63,004	61,541	67,594	73,733	77,971

Total noncovered loans	7,202,088	6,923,489	7,425,613	7,001,886	6,878,873
Less allowance for noncovered loan losses	114,690	115,092	103,757	94,205	91,342

Net noncovered loans	7,087,398	6,808,397	7,321,856	6,907,681	6,787,531
Covered loans	1,976,754	—	—	—	—
Less allowance for covered loan losses	13,733	—	—	—	—

Net covered loans	1,963,021	—	—	—	—

Net loans	$9,050,419	$6,808,397	$7,321,856	$6,907,681	$6,787,531

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable all contractually required payments will not be collected. Expected cash flows at the purchase date in excess of the fair value of acquired impaired loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized as a provision for loans losses net of any expected reimbursement under any Loss Share Agreements. Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

A loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive under any Loss Share Agreements. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the Loss Share Agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related Covered Loans.

All loans acquired in the First Bank acquisition were performing as of the date of acquisition and, therefore, the difference between the fair value and the outstanding balance of these loans is being accreted to interest income over the remaining term of the loans.

The Bank acquired $177.8 million and $1.8 billion of loans in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. All loans acquired in the George Washington and Midwest acquisitions were acquired under Loss Share Agreements. The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect.

The following table provides a maturity of both non-covered and covered loans, excluding the loss share receivable.

	At December 31, 2010
	Commercial	Mortgage	Installment	Home equity	Credit card
	loans	loans	loans	loans	loans	Leases
	(In thousands)

Due in one year or less	$1,939,206	$149,761	$434,755	$298,326	$98,680	$28,367
Due after one year but within five years	3,710,753	292,222	753,475	587,245	50,365	32,351
Due after five years	269,612	59,329	131,245	51,798	461	2,286

Total	$5,919,571	$501,312	$1,319,475	$937,369	$149,506	$63,004

Loans due after one year with interest at a predetermined fixed rate	$2,242,288	206,501	882,870	199,439	12,769	34,637
Loans due after one year with interest at a floating rate	1,738,077	145,050	1,850	439,604	38,057	—

Total	$3,980,365	$351,551	$884,720	$639,043	$50,826	$34,637

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans and

Allowance for Loan Losses) to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices.

The Corporation uses a vendor based loss migration model to forecast losses for commercial loans. The model creates loss estimates using twelve-month (monthly rolling) vintages and calculates cumulative three years loss rates within two different scenarios. One scenario uses five year historical performance data while the other one uses two year historical data. The calculated rate is the average cumulative expected loss of the two and five year data set. As a result, this approach lends more weight to the more recent performance.

Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio’s collectability characteristics not captured by historical loss data.

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the year ended December 31, 2010, the Corporation increased its allowance for covered loan losses to $13.7 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $27.2 million and an increase of $22.8 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discounts. The Corporation did not recognize a provision for loan losses on any Acquired Non-Impaired Loans in the year ended December 31, 2010.

At December 31, 2010 the allowance for loan losses was $114.7 million or 1.65% of loans outstanding, compared to $115.1 million or 1.68% at year-end 2009. The allowance equaled 109.56% of nonperforming loans at year-end 2010 compared to 125.55% at year-end 2009. During 2008 additional reserves were established to address identified risks associated with the slowdown in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $13.4 million at year-end 2010 and $19.1 million at year-end 2009. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming assets have increased by $22.5 million over 2009 primarily attributable to the declining economic conditions.

Net charge-offs were $84.2 million in 2010 compared to $87.1 million in 2009 and $49.1 million in 2008. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 1.23% in 2010, 1.22% in 2009 and 0.68% in 2008. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at December 31, 2010, 2009 and 2008 was $8.8 million, $5.8 million and $6.6 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $123.5 million at year-end 2010, $120.8 million at year-end 2009 and $110.3 million at year-end 2008.

A five-year summary of activity follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance for noncovered loan losses at January 1,	$115,092	$103,757	$94,205	$91,342	$90,661
Noncovered loans charged off:
Commercial	39,766	39,685	16,318	7,856	32,628
Mortgage	5,156	4,960	4,696	5,026	1,670
Installment	34,054	31,622	24,740	18,343	20,682
Home equity	7,912	7,200	4,153	4,151	3,847
Credit cards	13,577	13,558	9,821	8,497	8,294
Leases	896	97	26	41	3,607
Overdrafts	3,171	2,591	2,634	234	—

Total	104,532	99,713	62,388	44,148	70,728

Noncovered Recoveries:
Commercial	1,952	890	2,388	4,351	3,734
Mortgage	263	270	76	44	142
Installment	13,047	8,329	7,071	8,021	10,340
Home equity	1,599	494	851	1,265	1,293
Credit cards	2,199	1,710	1,831	1,842	2,123
Manufactured housing	156	171	247	323	451
Leases	267	57	104	286	303
Overdrafts	864	694	769	44	—

Total	20,347	12,615	13,337	16,176	18,386

Net charge-offs	84,185	87,098	49,051	27,972	52,342

Allowance related to loans held for sale/sold	—	—	—	—	(23,089)
Provision for noncovered loan losses	83,783	98,433	58,603	30,835	76,112

Allowance for noncovered loan losses at December 31,	$114,690	$115,092	$103,757	$94,205	$91,342

Average loans outstanding*	$6,818,962	$7,156,983	$7,203,946	$6,971,464	$6,798,338

Ratio to average loans: *
Net charge-offs	1.23%	1.22%	0.68%	0.40%	0.77%
Net charge-offs and allowance related to loans held for sale/sold	1.23%	1.22%	0.68%	0.40%	1.11%
Provision for noncovered loan losses	1.23%	1.38%	0.81%	0.44%	1.12%

Loans outstanding at end of year*	$6,937,142	$6,923,489	$7,425,613	$7,001,886	$6,878,873

Allowance for noncovered loan losses: *
As a percent of loans outstanding at end of year	1.65%	1.68%	1.40%	1.35%	1.33%

As a multiple of net charge-offs	1.36	1.32	2.12	3.37	1.75

As a multiple of net charge-offs and allowance related to loans sold	1.36	1.32	2.12	3.37	1.21

*	Excludes acquired loans and loss share receivable.

Asset Quality

Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.

The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements, provide detailed information regarding the Corporation’s credit policies and practices.

The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Nonperforming loans:
Nonaccrual	$104,687	$91,672	$52,202	$31,433	$54,362
ORE	18,815	9,329	5,324	5,829	9,815

Total nonperforming assets	$123,502	$101,001	$57,526	$37,262	$64,177

Loans past due 90 days or more accruing interest	$22,017	$35,025	$23,928	$11,702	$16,860

Total nonperforming assets as a percentage of total loans and ORE	1.78%	1.48%	0.77%	0.53%	0.93%

During 2010 the economic conditions in our markets continued to be challenging. Total nonperforming assets increased $22.5 million from December 31, 2009 to $123.5 million as of December 31, 2010 as a result of as a result of foreclosed properties the previously secured loan balances. The increase in ORE assets reflected the overall duration of the economic slowdown. Foreclosed property from a single borrower accounted for $5.6 million of the year over year increase. Commercial nonperforming loans increased $15.8 million from 2009. Approximately 32.0% of commercial nonperforming loans are concentrated within the multifamily and housing construction real estate portfolios. Management expects nonperforming loans and ORE balances to remain elevated reflecting post economic stress, however, Management expects that inflows will slow over the course of 2011.

Residential developers and homebuilders have been the most adversely affected, with the significant decrease of buyers resulting from a combination of the restriction of available credit and economic pressure impacting the consumer. Consumers continue to be under pressure due to high debt levels, limited refinance opportunities, increased cost of living and increasing unemployment.

In 2010 nonperforming assets, other real estate includes $0.8 million of vacant land no longer considered for branch expansion and in 2009 other real estate includes $1.0 million of vacant land no longer considered for branch expansion and executive relocation properties both of which are not related to loan portfolios.

During 2010 and 2009, total nonperforming loans earned $20.8 thousand and $51.8 thousand, respectively, in interest income. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, such loans would have earned $15.7 million and $5.5 million in interest income for the years ended December 31, 2010 and 2009, respectively.

In addition to nonperforming loans and loans 90 day past due and still accruing interest, Management identified potential problem commercial loans (classified as substandard and doubtful) totaling $243.6 million at year-end 2010 and $260.1 million at year-end 2009. These loans are closely monitored for any further deterioration in the borrowers’ financial condition and for the borrowers’ ability to comply with terms of the loans.

The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
	(In thousands)

Nonaccrual commercial loans beginning of period	$91,646	$84,535	$94,798	$74,033	$63,357
Credit Actions:
New	20,385	19,625	4,419	31,211	34,612
Loan and lease losses	(5,750)	(6,381)	(6,071)	(5,367)	(5,272)
Charged down	(7,679)	(4,139)	(1,730)	(3,567)	(12,710)
Return to accruing status	(1,829)	(200)	(1,575)	(672)	(478)
Payments	(6,945)	(1,795)	(5,306)	(840)	(5,476)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$89,828	$91,646	$84,535	$94,798	$74,033

Excludes acquired loans

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as troubled debt restructurings (“TDRs”) unless the modification is short-term, or does not include any provision other than extension of maturity date. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles.

Our TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit which total, in aggregate, $34.1 million or 71.0% of our total TDR portfolio as of December 31, 2010. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the

U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

In addition, the Corporation has also modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the Loss Share Agreements.

Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2010 totaled $10.5 billion compared to $7.5 billion in 2009. The increase in total deposits over prior year was driven by the Corporation’s expansion strategy in Chicago which resulted in the acquisition of $3.9 billion of deposits in the first half of 2010. The Corporation’s strategy has been to retain these acquired depository customers and move them from certificate of deposit accounts into core deposit products. Deposit retention rates for the three acquired Chicago institutions at December 31, 2010 are as follows: First Bank, 94.9%; George Washington, 96.8%; and Midwest 91.1% (excluding brokered certificate of deposits, certificate of deposit account registry services balances and internet certificate of deposits).

The following table provides additional information about the Corporation’s deposit products and their respective rates over the past three years.

	At December 31 ,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Demand deposits- noninterest-bearing	$2,550,849	0%	$1,910,171	0%	$1,530,021	0%
Demand deposits- interest-bearing	794,497	0.09%	656,367	0.09%	687,160	0.37%
Savings and money market accounts	4,303,815	0.74%	2,886,842	0.81%	2,398,778	1.24%
Certificates and other time deposits	2,801,270	1.17%	2,056,208	2.66%	2,801,623	3.78%

Total customer deposits	10,450,431	0.63%	7,509,588	1.05%	7,417,582	1.86%
Securities sold under agreements to repurchase	907,015	0.49%	1,013,167	0.47%	1,343,441	2.37%
Wholesale borrowings	510,799	2.74%	952,979	2.87%	663,109	4.16%

Total funds	$11,868,245		$9,475,734		$9,424,132

Total average demand deposits comprised 32.01% of average deposits in 2010 compared to 34.18% in 2009 and 29.89% in 2008. Savings accounts, including money market products, made up 41.18% of average deposits in 2010 compared to 38.44% in 2009 and 32.34% in 2008. CDs made up 26.81% of average deposits in 2010, 27.38% in 2009 and 37.77% in 2008.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 46 basis points compared to one year ago, or 0.90% in 2010 due to a drop in interest rates and the continued disruption in the capital markets.

The following table summarizes CDs in amounts of $100 thousand or more as of year-end 2010, by time remaining until maturity.

Time until maturity:	Amount
(In thousands)

Under 3 months	$287,369
3 to 6 months	137,084
6 to 12 months	300,139
Over 12 months	212,319

$936,911

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity

Shareholders’ equity was $1.5 billion at December 31, 2010, compared with $1.1 billion at December 31, 2009. As of December 31, 2010, the annual common share dividend was $0.64. The market price ranges of the Corporation’s common shares and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities of this Report.

Capital Availability

On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the TARP Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share.

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

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell common shares of the Corporation’s common stock. As of December 31, 2009, the Corporation had sold 4.3 million shares with an average value of $18.98 per share. The Corporation sold an additional 3.9 million shares with an average value of $20.91 per share during the year ended December 31, 2010.

During the quarter ended June 30, 2010, the Corporation closed and completed a sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts, commissions and expenses of the offering.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.46% at December 31, 2010, compared with 8.89% at December 31, 2009.

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

To be considered well capitalized an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage capital ratio of at least 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An adequately capitalized institution has a total risk-based capital ratio of at least 8%, a Tier I capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. The appropriate federal regulatory agency may also downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound practice. Institutions are required to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category.

The George Washington and Midwest FDIC-assisted acquisitions resulted in the recognition of FDIC indemnification assets, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC indemnification asset, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes.

At year-end 2010 the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2010		2009		2008
	(Dollars in thousands)

Consolidated
Total equity	$1,507,715	10.67%	$1,065,627	10.11%	$937,843	8.45%
Common equity	1,507,715	10.67%	1,065,627	10.11%	937,843	8.45%
Tangible common equity(a)	1,018,205	7.46%	924,871	8.89%	797,195	7.27%
Tier 1 capital(b)	1,042,412	11.36%	971,013	12.09%	870,870	10.19%
Total risk-based capital(c)	1,157,375	12.61%	1,071,682	13.34%	1,007,679	11.80%
Leverage(d)	1,042,412	7.49%	971,013	9.39%	870,870	8.19%

	At December 31,
	2010		2009		2008

Bank Only
Total equity	$1,421,123	10.06%	$946,626	9.00%	$744,535	6.72%
Common equity	1,421,123	10.06%	946,626	9.00%	744,535	6.72%
Tangible common equity(a)	931,613	6.83%	806,223	7.77%	603,887	5.52%
Tier 1 capital(b)	951,511	10.39%	826,517	10.31%	762,634	8.95%
Total risk-based capital(c)	1,061,981	11.59%	922,919	11.51%	895,703	10.51%
Leverage(d)	951,511	6.78%	826,517	8.00%	762,634	7.18%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.

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

Presented below is the Corporation’s interest rate risk profile as of December 31, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	− 100 basis		+ 100 basis	+ 200 basis	+ 300 basis
	points		points	points	points

December 31, 2010		*	2.79%	5.44%	7.36%
December 31, 2009		*	1.07%	1.56%	1.64%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

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

Presented below is the Corporation’s EVE profile as of December 31, 2010 and 2009:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	− 100 basis		+ 100 basis	+ 200 basis	+ 300 basis
	points		points	points	points

December 31, 2010		*	4.40%	5.93%	7.11%
December 31, 2009		*	3.00%	2.80%	3.22%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis.  The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $3.8 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2010 as illustrated in the following table.

	1- 30	31-60	61-90	91-180	181-365	Over 1
	Days	Days	Days	Days	Days	Year	Total
	(In thousands)

Interest Earning Assets:
Loans and leases	$4,983,861	$144,883	$145,959	$420,509	$639,634	$2,885,335	$9,220,181
Investment securities and federal funds sold	208,291	84,275	267,909	266,963	459,630	1,920,685	3,207,753

Total Interest Earning Assets	5,192,152	229,158	413,868	687,472	1,099,264	4,806,020	12,427,934

Interest Bearing Liabilities:
Demand — interest bearing	54,031	50,252	161,100	—	—	603,021	868,404
Savings and money market accounts	197,031	199,267	339,377	2,997	—	4,073,112	4,811,784
Certificate and other time deposits	320,183	231,735	189,571	401,133	903,504	751,141	2,797,267
Securities sold under agreements to repurchase	702,585	50,000	—	—	—	25,000	777,585
Wholesale borrowings	38	70	—	114	—	325,784	326,006

Total Interest Bearing Liabilities	1,273,868	531,324	690,048	404,244	903,504	5,778,058	9,581,046

Total GAP	$3,918,284	$(302,166)	$(276,180)	$283,228	$195,760	$(972,038)	$2,846,888

Cumulative GAP	$3,918,284	$3,616,118	$3,339,938	$3,623,166	$3,818,926	$2,846,888

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

The Treasury Group is responsible for identifying, measuring and monitoring the Corporation’s liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future months and identifying sources and uses of funds. Liquidity measures are reported monthly to ALCO and the Board of Directors in accordance with policies approved by the Board of Directors. The Treasury Group also prepares a contingency funding plan that assesses liquidity needs that may arise from certain stress events. Furthermore, the company utilizes a cash flow measurement approach to liquidity management and models the demand and supply for funds under multiple (stress) scenarios. The net result is then compared with the contingent sources for funds, which can also be altered via the model, to ensure sufficient funds are available. The overall management of the Corporation’s liquidity position is then integrated into retail deposit pricing policies to ensure a stable core deposit base.

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 75.2% of total deposits at December 31, 2010. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.0 billion at December 31, 2010.

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

Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from FirstMerit Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.

During the year ended December 31, 2010, FirstMerit Bank paid $20.0 million in dividends to FirstMerit. As of December 31, 2010, FirstMerit Bank had an additional $158.6 million available to pay dividends without regulatory approval.

Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to applicable limitations under federal and Ohio law, and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by our Board of Directors. Additional information regarding dividend restrictions is included in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates” in Item 1. Business.

Recent Market and Regulatory Developments.  In response to the national and international economic recession, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Act. The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation’s financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systematically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by the new Consumer Financial Protection Bureau under the Board of Governors of the Federal Reserve System. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.

In addition, among many other legislative changes that the Corporation will assess, the Corporation will (1) experience a new assessment model from the FDIC based on assets, not deposits, (2) be subject to enhanced executive compensation and corporate governance requirements, and (3) be able, for the first time to offer interest on business transaction and other accounts.

The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is not yet known. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation’s expenses will increase as a result of the new compliance requirements.

Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending on whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have n the financial condition or results of operations of the Corporation or any of its subsidiaries. With the enactment of the Dodd-Frank Act, ARRA and EESA, the nature and extent of future legislative and regulatory changes affecting financial institutions remain very unpredictable at this time.

To the extent that the previous information describes statutory and regulatory provisions applicable to the Corporation or its subsidiaries, it is qualified in its entirety by reference to the full text of those provisions or agreement. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and are subject to change at any time, particularly in the current economic and regulatory environment. Any such change in statutes, regulations or regulatory policies applicable to the Corporation could have a material effect on the business of the Corporation. For additional information on regulatory developments, refer to Item 1. Business, Regulation and Supervision.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Deposits without a stated maturity(a)		$8,470,738	8,470,738	—	—	—
Consumer and brokered certificates of deposits(a)		2,797,268	2,032,720	680,878	59,621	24,049
Federal funds purchased and security repurchase agreements	10	777,585	702,585	50,000	25,000	—
Long-term debt	10	326,007	120,053	51,602	117,466	36,886
Operating leases(b)	18	38,567	7,330	12,048	8,419	10,770
Capital lease obligations(c)	18	—	—	—	—	—
Purchase obligations(c)	18	—	—	—	—	—
Reserves for uncertain tax positions(d)	11	1,780	1,780	—	—	—

Total		$12,411,945	11,335,206	794,528	210,506	71,705

(a)	Excludes interest.
(b)	The Corporation’s operating lease obligations represent commitments under noncancelable operating leases on branch facilities.
(c)	There were no material purchase or capital lease obligations outstanding at December 31, 2010.
(d)	Gross unrecognized income tax benefits, see Footnote 11 for further discussion.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2010. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

		Payments Due in
	Financial
	Statement
	Note		One Year	One to	Three to	Over Five
	Reference	Total	or Less	Three Years	Five Years	Years
	(In thousands)

Commitments to extend credit(e)	18	$3,563,050	1,661,385	868,926	662,358	370,381
Standby letters of credit	18	143,247	88,436	48,605	6,181	25
Loans sold with recourse	18	60,418	—	13	952	59,453
Postretirement benefits(f)	12	14,049	2,114	3,869	3,243	4,823

Total		$3,780,763	1,751,935	921,412	672,734	434,682

(e)	Commitments to extend credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

(f)	The postretirement benefit payments represent actuarially determined future benefits to eligible plan participants. Accounting standards require that the liability be recorded at net present value while the future payments contained in this table have not been discounted.

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with U.S. GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Acquired Loans.  Loans acquired are initially recorded at their acquisition date fair values. The carryover of an allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans are evaluated for impairment and are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Expected cash flows at the purchase date in excess of the fair value of acquired impaired loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized as a provision for loans losses net of expected reimbursement under any Loss Share Agreements. Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of expected reimbursement under any Loss Share Agreements exceeds any remaining credit discounts.

A loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain Covered Loans. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss share receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related Covered Loans.

Due to the accounting requirements of acquired loans, certain trends and credit statistics may be impacted if such loans are included. The Corporation believes that excluding the acquired loans from the presentation of such statistics is more meaningful and representative of its ongoing operations and credit quality.

Allowance for Loan Losses.  As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio.

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $31.7 million.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.1 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $3.6 million.

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

Note 11 (Income Taxes) to the consolidated financial statements provides an analysis of the Corporation’s income taxes.

Derivative instruments and hedging activities.  In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1 (Summary of Significant Accounting Policies) and Note 17 (Derivative and Hedging Activities) to the consolidated financial statements.

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

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 (Summary of Significant Accounting Policies) under the heading “Goodwill and Intangible Assets” to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation’s reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. Fair values of reporting units are estimated using a discounted cash flow analysis derived from internal earnings forecasts. The primary assumptions Management uses include earnings forecasts for five years, terminal values based on future growth rates, and discount rates that reflect the range of the Corporation’s market capitalization and a control premium. Management believes that the estimates and assumptions used in the goodwill impairment analysis for its reporting units are reasonable; however, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future. The second step of impairment testing is necessary only if the carrying amount of either reporting unit exceeds its fair value, suggesting goodwill impairment. In such a case, the Corporation would estimate a hypothetical purchase price for the reporting unit (representing the unit’s fair value) and then compare that hypothetical purchase price with the fair value of the unit’s net assets (excluding goodwill). Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. An impairment loss would be recognized as a charge to earnings if the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. Based on the Corporation’s analysis performed in the fourth quarter, the fair value of each reporting unit exceeded its carrying amount.

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

The fair value of mortgage servicing rights typically rises as market interest rates increase and declines as market interest rates decrease; however, the extent to which this occurs depends in part on (1) the magnitude of changes in market interest rates, and (2) the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage-servicing portfolio. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation determines the fair value by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates, and other assumptions. The Corporation utilizes a third party vendor to perform the modeling to estimate the fair value of its mortgage servicing rights. The Corporation reviews the estimated fair values and assumptions used by the third party in the model on a quarterly basis. The Corporation also compares the estimates of fair value and assumptions to recent market activity and against its own experience.

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

The method used to estimate the discount rate can be changed if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. As of December 31, 2010 cash flows specific to each plan along with the Hewitt Top Quartile yield curve (“Hewitt Yield Curve”) were used by the Corporation as the basis for estimating the discount rate. The Hewitt Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation’s pension and postretirement benefits when due.

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

Forward-Looking Statements — Safe Harbor Statement

Information in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section within this Annual Report on Form 10-K, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information presented in the “Market Risk Management” section at pages 58-60 under Item 7 of this Annual Report.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	December 31,
	2010	2009
	(In thousands)

ASSETS
Cash and due from banks	$523,113	$161,033
Investment securities
Held-to-maturity	59,962	50,686
Available-for-sale	2,987,040	2,565,264
Other investments	160,752	128,888
Loans held for sale	41,340	16,828
Noncovered loans:
Commercial loans	4,527,497	4,066,522
Mortgage loans	403,843	463,416
Installment loans	1,308,860	1,425,373
Home equity loans	749,378	753,112
Credit card loans	149,506	153,525
Leases	63,004	61,541

Total noncovered loans	7,202,088	6,923,489
Allowance for noncovered loan losses	(114,690)	(115,092)

Net noncovered loans	7,087,398	6,808,397
Covered loans (includes loss share receivable of $289 million)	1,976,754	—
Allowance for covered loan losses	(13,733)	—

Net covered loans	1,963,021	—
Net loans	9,050,419	6,808,397
Premises and equipment, net	197,866	125,205
Goodwill	479,099	139,598
Intangible assets	10,411	1,158
Other real estate covered by FDIC loss share	54,710	—
Accrued interest receivable and other assets	572,196	542,845

Total assets	$14,136,908	$10,539,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,790,550	$2,069,921
Demand-interest bearing	868,404	677,448
Savings and money market accounts	4,811,784	3,408,109
Certificates and other time deposits	2,797,268	1,360,318

Total deposits	11,268,006	7,515,796

Federal funds purchased and securities sold under agreements to repurchase	777,585	996,345
Wholesale borrowings	326,007	740,105
Accrued taxes, expenses and other liabilities	257,595	222,029
Total liabilities	12,629,193	9,474,275

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—
Common stock, without par value; authorized 300,000,000 shares; issued 115,121,731 and 93,633,871 at December 31, 2010 and 2009, respectively	127,937	127,937
Capital surplus	485,567	88,573
Accumulated other comprehensive loss	(26,103)	(25,459)
Retained earnings	1,080,900	1,043,625
Treasury stock, at cost, 6,305,218 and 6,629,995 shares, at December 31, 2010 and 2009, respectively	(160,586)	(169,049)

Total shareholders’ equity	1,507,715	1,065,627

Total liabilities and shareholders’ equity	$14,136,908	$10,539,902

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2010	2009	2008
	(In thousands except per share data)

Interest income:
Interest and fees on loans, including loans held for sale	$433,763	$340,236	$436,194
Investment securities
Taxable	95,527	106,265	105,507
Tax-exempt	13,080	13,026	12,125

Total investment securities interest	108,607	119,291	117,632
Total interest income	542,370	459,527	553,826

Interest expense:
Interest on deposits:
Demand-interest bearing	751	600	2,514
Savings and money market accounts	31,912	23,472	29,839
Certificates and other time deposits	32,713	54,610	105,853
Interest on securities sold under agreements to repurchase	4,477	4,764	31,857
Interest on wholesale borrowings	13,998	27,317	27,574

Total interest expense	83,851	110,763	197,637

Net interest income	458,519	348,764	356,189
Provision for noncovered loan losses	83,783	98,433	58,603
Provision for covered loan losses	4,432	—	—

Net interest income after provision for loan losses	370,304	250,331	297,586
Other income:
Trust department income	21,951	20,683	22,127
Service charges on deposits	65,900	63,366	62,862
Credit card fees	49,010	46,512	47,054
ATM and other service fees	11,259	11,110	10,894
Bank owned life insurance income	14,949	13,740	12,008
Investment services and insurance	9,451	10,008	10,503
Investment securities gains, net	855	6,037	2,126
Loan sales and servicing income	19,440	12,954	6,940
Gain on Visa Inc.	—	—	13,666
Gain on George Washington acquisition	1,041	—	—
Gain on post medical retirement curtailment	—	9,543	—
Other operating income	18,700	16,348	13,256

Total other income	212,556	210,301	201,436

Other expenses:
Salaries, wages, pension and employee benefits	221,316	175,906	179,463
Net occupancy expense	32,665	24,099	24,649
Equipment expense	27,664	24,301	24,137
Stationery, supplies and postage	11,438	8,907	9,372
Bankcard, loan processing and other costs	31,572	31,467	29,456
Professional services	29,357	16,414	11,695
Amortization of intangibles	2,914	347	573
FDIC expense	17,790	16,510	1,265
Other operating expense	68,144	54,866	50,023

Total other expenses	442,860	352,817	330,633

Income before federal income taxes	140,000	107,815	168,389
Federal income taxes	37,091	25,645	48,904

Net income	102,909	82,170	119,485

Other comprehensive income (loss), net of taxes:
Unrealized securities’ holding gain (loss), net of taxes	(555)	38,994	10,808
Unrealized hedging gain (loss), net of taxes	—	(94)	1,342
Minimum pension liability adjustment, net of taxes during period	467	(6,355)	(21,763)
Less: reclassification adjustment for securities’ gains realized in net income, net of taxes	556	3,924	1,382

Total other comprehensive gain (loss), net of taxes	(644)	28,621	(10,995)

Comprehensive income	$102,265	$110,791	$108,490

Net income applicable to common shares	$102,909	$75,799	$119,485

Net income used in diluted EPS calculation	$102,909	$75,799	$119,490

Weighted average number of common shares outstanding — basic	101,163	84,678	82,060
Weighted average number of common shares outstanding — diluted	101,165	84,686	82,097

Basic earnings per share*	$1.02	$0.90	$1.46

Diluted earnings per share*	$1.02	$0.90	$1.46

Stock dividend per share	—	0.73%	—

Dividend per share	$0.64	$0.77	$1.16

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FIRSTMERIT CORPORATION AND SUBSIDIARIES

					Accumulated
			Common		Other			Total
	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
	Stock	Stock	Warrant	Surplus	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2007	$—	$127,937	$—	$100,028	$(43,085)	$1,027,775	$(295,678)	$916,977
Net income	—	—	—	—	—	119,485	—	119,485
Cash dividends — common stock ($1.16 per share)	—	—	—	—	—	(93,825)	—	(93,825)
Options exercised (126,359 shares)	—	—	—	(966)	—	—	3,041	2,075
Nonvested (restricted) shares granted (409,903 shares)	—	—	—	(10,183)	—	—	10,186	3
Debentures converted (2,841 shares)	—	—	—	(38)	—	—	63	25
Restricted stock activity (61,329 shares)	—	—	—	584	—	—	(1,331)	(747)
Deferred compensation trust (29,013 shares)	—	—	—	532	—	—	(532)	—
Share-based compensation	—	—	—	4,845	—	—	—	4,845
Net unrealized gains on investment securities, net of taxes	—	—	—	—	9,426	—	—	9,426
Unrealized hedging loss, net of taxes	—	—	—	—	1,342	—	—	1,342
Minimum pension liability adjustment, net of taxes	—	—	—	—	(21,763)	—	—	(21,763)

Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843

Net income	—	—	—	—	—	82,170	—	82,170
Cash dividends — preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends — common stock ($0.77 per share)	—	—	—	—	—	(63,891)	—	(63,891)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (156,445 shares)	—	—	—	(1,022)	—	—	3,961	2,939
Nonvested (restricted) shares granted (554,258 shares)	—	—	—	(13,590)	—	—	13,587	(3)
Restricted stock activity (153,923 shares)	—	—	—	1,285	—	—	(3,043)	(1,758)
Deferred compensation trust (22,730 shares)	—	—	—	(227)	—	—	227	—
Share-based compensation	—	—	—	7,429	—	—	—	7,429
Issuance of common stock (3,267,751 shares)	—	—	—	(4,991)	—	—	84,517	79,526
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	(435)	—	(204)	—	124,565
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	35,070	—	—	35,070
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Minimum pension liability adjustment, net of taxes	—	—	—	—	(6,355)	—	—	(6,355)

Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627

Net income	—	—	—	—	—	102,909	—	102,909
Cash dividends — common stock ($0.64 per share)	—	—	—	—	—	(65,634)	—	(65,634)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (451,205 shares)	—	—	—	(10,973)	—	—	10,973	—
Restricted stock activity (174,793 shares)	—	—	—	1,227	—	—	(3,861)	(2,634)
Deferred compensation trust (8,779 shares)	—	—	—	(195)	—	—	195	—
Share-based compensation	—	—	—	7,247	—	—	—	7,247
Issuance of common stock (21,487,860 shares)	—	—	—	400,018	—	—	—	400,018
Net unrealized gains on investment securities, net of taxes	—	—	—	—	(1,111)	—	—	(1,111)
Minimum pension liability adjustment, net of taxes	—	—	—	—	467	—	—	467

Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities
Net income	$102,909	$82,170	$119,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	88,215	98,433	58,603
Depreciation and amortization	22,088	19,495	18,711
Benefit attributable to FDIC loss share	22,751	—	—
Accretion of acquired loans	(97,471)	—	—
Accretion of income for lease financing	(2,583)	(3,432)	(4,034)
Amortization of investment securities premiums, net	11,573	5,144	1,041
Post medical retirement curtailment	—	(9,543)	—
Gain on acquisition	(1,041)	—	—
Gains on sales of investment securities, net	(855)	(6,037)	(2,126)
Originations of loans held for sale	(583,121)	(511,416)	(287,803)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	566,668	509,683	291,401
(Gains) losses on sales of loans, net	(8,059)	(3,954)	923
Amortization of intangible assets	2,914	347	573
Net change in assets and liabilities
(Increase) decrease in interest receivable	(1,729)	3,207	6,309
Decrease in interest payable	(4,776)	(17,682)	(12,529)
(Increase) decrease in other real estate	(9,486)	(4,005)	505
Increase (decrease) in deferred federal income taxes	28,306	7,117	(11,248)
Decrease (increase) in other prepaid assets	27,509	(44,560)	1,767
(Decrease) increase in accounts payable	(7,893)	(18,802)	5,439
Increase in bank owned life insurance	(10,615)	(10,655)	(12,007)
Other decreases (increases)	1,571	(5,575)	19,617

NET CASH PROVIDED BY OPERATING ACTIVITIES	146,875	89,935	194,627

Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	552,078	286,946	171,392
Available-for-sale — maturities	967,364	658,771	532,115
Purchases of investment securities available-for-sale	(1,426,731)	(833,503)	(987,937)
Purchases of ABL loans	—	(92,885)	—
Net decrease (increase) in loans and leases, except sales	341,195	485,898	(395,555)
Purchases of premises and equipment	(52,571)	(11,609)	(21,873)
Sales of premises and equipment	7	93	447
Net cash acquired from acquisitions	969,767	—	—

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,351,109	493,711	(701,411)

Financing Activities
Net increase in demand accounts	373,745	443,220	93,703
Net increase in savings and money market accounts	569,533	895,778	217,184
Net decrease in certificates and other time deposits	(1,055,856)	(1,420,881)	(44,947)
Net (decrease) increase in securities sold under agreements to repurchase	(941,805)	74,955	(334,690)
Net (decrease) increase in wholesale borrowings	(414,098)	(604,090)	639,074
Proceeds from issuance of preferred stock	—	125,000	—
Repurchase of preferred stock	—	(125,000)	—
Repurchase of common stock warrant	—	(5,025)	—
Proceeds from issuance of common stock	400,018	79,526	—
Cash dividends — preferred	—	(1,789)	—
Cash dividends — common	(65,634)	(63,891)	(93,825)
Purchase of treasury shares	(2,633)	(1,758)	(747)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	826	2,936	2,103

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(1,135,904)	(601,019)	477,855

Increase (decrease) in cash and cash equivalents	362,080	(17,373)	(28,929)
Cash and cash equivalents at beginning of year	161,033	178,406	207,335

Cash and cash equivalents at end of year	$523,113	$161,033	$178,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$55,492	$62,727	$102,111

Federal income taxes	$21,508	$21,699	$53,603

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
(Dollars in thousands)

FirstMerit Corporation and subsidiaries is a diversified financial services company headquartered in Akron, Ohio with 207 banking offices in the Ohio, Western Pennsylvania, and Chicago, Illinois areas. The Corporation provides a complete range of banking and other financial services to consumers and businesses through its core operations.

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and to general practices within the financial services industry. Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental U.S. GAAP. Other than resolving certain minor inconsistencies in current U.S. GAAP, the ASC is not intended to change U.S. GAAP, but rather to make it easier to review and research U.S. GAAP applicable to a particular transaction or specific accounting issue. Technical references to U.S. GAAP included in these notes to the consolidated financial statements are provided under the new ASC structure.

In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission (“SEC”). In accordance with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements. The consolidated financial statements of the Corporation as of December 31, 2010 and 2009 are not necessarily indicative of the results that may be achieved for any future period.

The following is a description of the Corporation’s significant accounting policies.

(a) Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of FirstMerit Corporation (the “Parent Company”) and its subsidiaries: FirstMerit Bank, N.A. (the “Bank”), Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(e) Investment Securities

Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities are classified as available-for-sale when the Corporation intends to hold the securities for an indefinite period of time for purposes of liquidity, interest rate risk management and long-term yield enhancement. Securities available-for-sale are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in shareholder’s equity.

Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost that are deemed to be other than temporary are included in earnings as realized losses to the extent such losses are due to credit losses or Management has plans to dispose of the security. If the Corporation intends to sell the security in an unrealized loss position or it is more likely than not that the Corporation will be required to sell the security in an unrealized loss position before recovery of its amortized cost, the impairment is deemed to be other than temporary. If the Corporation does not intend to sell the security or it is more likely than not that the Corporation will not be required to sell the security before recovery of its amortized cost, the impairment associated with any credit loss is recognized in earnings. Any impairment relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in accumulated other comprehensive income (loss). Equity securities are evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, an other than temporary loss is recognized in earnings.

The amortization of premiums, accretion of discounts, interest and dividends are included in interest and dividends on investment securities and federal funds sold. Realized gains or losses on the sales of investment securities are based on amortized cost of the security sold using the specific identification method.

Other investments include FHLB and FRB stock. FHLB and FRB stock are carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends received on the stock are reported as interest income.

(f) Loans and Loan Income

Loans originated for investment are stated at their principal amount outstanding adjusted for charge-offs, the allowance for loan losses, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the “simple-interest” method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

(g) Loans Held for Sale

Loans originated for sale are included in loans held for sale in the consolidated financial statements. Effective August 1, 2008, the Corporation elected the fair value option, on a prospective basis, for newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. Prior to this, residential mortgage loans had been recorded at the lower of cost or fair value. Changes in the fair value of these loans are recognized in income. For mortgage loans originated for sale for which the fair value option is elected, loan origination fees are recorded when earned and related direct loan origination costs are recognized when incurred. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The details of the fair value election for residential mortgage loans held for sale and a discussion of the valuation methodology applied to the Corporation’s loans held for sale are described in Note 16 (Fair Value Measurement).

(h) Nonperforming Loans

With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires a sustained period of timely principal and interest payments.

Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain aggregated consumer loans, mortgage loans, and leases classified as nonaccrual. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings. Troubled debt restructurings do not necessarily result in nonaccrual loans. Specific allowances for loan losses are established for certain consumer, commercial and commercial real estate loans whose terms have been modified in a TDR.

Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools.

(i) Allowance for Loan Losses

The allowance for loan losses is Management’s estimate of the amount of probable credit losses inherent in the loan portfolio at the balance sheet date. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio. Q-factors are used to reflect changes in the portfolio’s collectability characteristics not captured by historical loss data.

The Corporation’s historical loss component is the most significant of the allowance for loan losses components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). Loans are pooled based on similar risk characteristics supported by observable data. The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.

Individual commercial loans are assigned credit-risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each individual borrower. Certain commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information affecting a borrower’s ability to fulfill its obligation.

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

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation’s credit-risk grading process, further analysis is performed to determine the probable loss content and assign a specific allowance to the loan, if deemed appropriate. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted using the original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any loss sharing agreements with the FDIC.

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

The Corporation also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(j) Acquired Loans, Covered Loans and Related Loss Share Receivable

Acquired loans (non-impaired and impaired) are initially measured at fair value as of the acquisition date. Fair value measurements include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value, therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of acquired impaired loans, and in subsequent accounting, the Corporation generally aggregates purchased consumer loans and certain smaller balance commercial loans into pools of loans with common risk characteristics, while accounting for larger balance commercial loans individually. Expected cash flows at the purchase date in excess of the fair value of loans are recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the purchase date, increases in cash flows over those expected at the purchase date are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized as a provision for loans losses net of any expected reimbursement under any loss sharing agreements with the FDIC (“Loss Share Agreements”). Revolving loans, including lines of credit and credit cards loans, and leases are excluded from acquired impaired loan accounting.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Loans acquired in FDIC assisted transactions and covered under Loss Share Agreements are referred to as Covered Loans. Covered Loans are recorded at fair value at the date of acquisition exclusive of the Loss Share Agreements. No allowance for loan losses related to Covered Loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk.

A loss share receivable is recorded at the acquisition date which represents the estimated fair value of reimbursement the Corporation expects to receive from the FDIC for incurred losses on certain Covered Loans. The fair value measurement reflects counterparty credit risk and other uncertainties. The loss share receivable continues to be measured on the same basis as the related indemnified loans. Deterioration in the credit quality of the loans (recorded as an adjustment to the allowance for covered loan losses) would immediately increase the basis of the loss sharer receivable, with the offset recorded through the consolidated statement of income and comprehensive income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the loss share receivable, with such decrease being accreted into income over 1) the same period or 2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the loss share receivable are consistent with the loss assumptions used to measure the related Covered Loans.

Upon the determination of an incurred loss the loss share receivable will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded in accrued interest receivable and other assets on the consolidated balance sheet until cash is received from the FDIC. For further discussion of the Corporation’s acquisitions and loan accounting, see Note 2 (Business Combinations) and Note 4 (Loans and Allowance for Loan Losses).

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(k) Equipment Lease Financing

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

(l) Mortgage Servicing Rights

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

All separately recognized servicing assets and liabilities are initially valued at fair value. Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be available. As a result, mortgage servicing rights are established and valued at fair value estimated using discounted cash flow modeling techniques which require management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation’s mortgage servicing rights as well as a sensitivity analysis are presented in Note 6 (Mortgage Servicing Rights).

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

(m) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets, whichever is shorter.

(n) Goodwill and Intangible Assets

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

(o) Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of transfer or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs.

(p) Derivative Instruments and Hedging Activities

The Corporation uses interest rate swaps, interest rate lock commitments and forward contracts sold to hedge interest rate risk for asset and liability management purposes. All derivatives are recorded as either other assets or other liabilities at fair value. Credit risk associated with derivatives is reflected in the fair values recorded for those positions. Accounting for changes in fair value (i.e., gains or losses) of derivatives differs depending on whether the derivative has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivatives that are not designated as hedging instruments, the gain or loss is recognized immediately in other operating income. A derivative that is designated and qualifies as a hedging instrument must be designated a

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Corporation does not have any derivatives that hedge net investments in foreign operations.

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

In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin (“SAB”) No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter of 2009. In addition, this portfolio of interest rate swaps was terminated in January 2010.

The Corporation enters into commitments to originate loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans.

(q) Federal Income Taxes

The Corporation follows the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates is recognized in income in the period of the enactment date. Additional information regarding income taxes is included in Note 11 (Income Taxes).

(r) Treasury Stock

Treasury stock is accounted for using the cost method in which reacquired shares reduce outstanding common stock and capital surplus.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(s) Per Share Data

Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income plus interest on convertible bonds by the weighted average number of common shares plus common stock equivalents computed using the Treasury Share method. All earnings per share disclosures appearing in these financial statements, related notes and management’s discussion and analysis, are computed assuming dilution unless otherwise indicated. The Corporation’s earnings per share calculations are illustrated in Note 19 (Earnings per Share).

(t) Trust Department Assets and Income

Property held by the Corporation in a fiduciary or other capacity for trust customers is not included in the accompanying consolidated financial statements, since such items are not assets of the Corporation. Trust department income is reported on the accrual basis of accounting.

(u) Share-Based Compensation

The Corporation’s stock based compensation plans are described in detail in Note 13 (Share-Based Compensation). Compensation expense is recognized at fair value for stock options and unvested (restricted) stock awards issued to employees. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the unvested period for nonvested (restricted) stock awards. Certain of the Corporation’s share-based awards contain terms that provide for a graded vesting schedule whereby portions of the award vest in increments over the requisite service period. The Corporation recognizes compensation expense for awards with graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

(v) Pension and Other Postretirement Plans

The overfunded or underfunded status of defined benefit plans are recognized as an asset or liability, respectively, in the statements of financial position. Changes in the funded status are recognized as a component of comprehensive income in the year in which the changes occur.

(w) Fair Value Measurement

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

Assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly (i.e., daily, weekly, monthly or quarterly). Recurring valuation occurs at a minimum on the measurement date. Assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets or liabilities to be assessed for impairment or recorded at the lower of cost or fair value. The fair value of assets or liabilities transferred in or out of Level 3 is measured on the transfer date, with any additional changes in fair value subsequent to the transfer considered to be realized or unrealized gains or losses. Additional information regarding fair value measurements is provided in Note 16 (Fair Value Measurement).

(x) Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to current year presentation. Such reclassifications had no effect on net earnings.

(y) Recently Adopted and Issued Accounting Standards

The following section discusses new accounting policies that were adopted by the Corporation during 2010 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements as referenced below.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 166, Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140, which has been codified into ASC 860, Transfers and Servicing (“ASC 860”). This guidance removes the concept of a qualifying special-purpose entity from existing U.S. GAAP and removes the exception from applying the accounting and reporting standards within ASC 810,

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Consolidation (“ASC 810”), to qualifying special purpose entities. This guidance also establishes conditions for accounting and reporting of a transfer of a portion of a financial asset, modifies the asset sale/derecognition criteria, and changes how retained interests are initially measured. This guidance is expected to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with the transferred assets. This guidance was effective for the Corporation as of January 1, 2010 and it did not have a material effect on the Corporation’s financial condition and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which was codified in ASC 810. This guidance removes the scope exception for qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a variable interest entity. Enhanced disclosures are also required. This guidance was effective for the Corporation January 1, 2010 and it did not have a material effect on the Corporation’s financial condition and results of operations.

FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, the ASU also amends ASC 820 to clarify certain existing disclosure requirements. For example, the ASU clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Previously separate fair value disclosures were required for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective and are incorporated into Note 16 (Fair Value Measurement). The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Corporation for the quarter ended March 31, 2011.

FASB ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset.  ASU 2010-18 addresses whether a loan that is within a pool of loans acquired with deteriorated credit quality and accounted for as a single asset should be removed from the pool if the loan is modified in such a way that it would constitute a troubled debt restructuring. Prior to this guidance, accounting practices differed among entities, with some removing loans from the pool and others not removing them. This guidance clarifies that when a loan within a pool is modified, the loan should not be removed from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. Under this guidance, entities will continue to be required to consider whether a pool of acquired loans is impaired if the expected cash flows for the pool change. The effect of a restructuring and whether impairment has occurred will have to be considered in the context of the accounting for the pool of loans as a whole. The guidance in the ASU is effective for loan modifications occurring in the first interim or annual period ending on or after July 15, 2010, and is to be prospectively applied. There was no material impact to the Corporation as a result of the adoption of this guidance for the year ended December 31, 2010.

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how the risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivable level. The majority of the additional disclosures (relating to period end balances) are effective for the

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Corporation as of December 31, 2010 and are incorporated into Note 4 (Loans and Allowance for Loan Losses). Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward and modification disclosures will be required for the Corporation as of January 1, 2011.

2.	Business Combinations

Asset Based Loans

On December 16, 2009, the Bank acquired $102.0 million in outstanding asset based lending loans (“ABL Loans”), as well as the staff to service and build new business, from First Bank Business Capital, Inc., (“FBBC”) for $93.2 million in cash. FBBC is a wholly owned subsidiary of First Bank, a Missouri state chartered bank.

The ABL Loans and a non-compete agreement acquired were recorded at their fair values of $92.7 million and $0.1 million, respectively, on the date of acquisition. The Bank recorded goodwill of $0.4 million relating to the ABL Loans and non-compete agreements acquired. Additional information can be found in Note 4 (Loans) and Note 5 (Goodwill and Intangible Assets).

First Bank Branches

On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. The Bank recognized approximately $3.4 million of acquisition related expenses relative to First Bank during the year ended December 31, 2010. These costs were expensed as incurred and are included in the line item entitled professional services in the accompanying consolidated statements of income and comprehensive income.

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

All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding balance of the purchased loans is being accreted to interest income over the remaining term of the loans in accordance with ASC 310, Receivables (“ASC 310”). Additional information can be found in Note 4 (Loans and Allowance for Loan Losses) and Note 5 (Goodwill and Intangible Assets).

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

George Washington Savings Bank — FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of George Washington, the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities.

The FDIC granted the Bank the option to purchase at appraised value the premises, furniture, fixtures and equipment of George Washington and assume the leases associated with these certain branches. The Bank exercised its option during the second quarter of 2010 and purchased three of the former George Washington branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of $4.3 million.

The loans and other real estate (collectively referred to as “Covered Assets”) acquired are covered by a Loss Share Agreement between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under the Loss Share Agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans in the accompanying consolidated balance sheets and are referred to as “Covered Loans”. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other tangible assets.

Pursuant to the terms of the Loss Share Agreements, the FDIC is obligated to reimburse the Bank for 80% of losses of up to $172.0 million with respect to the Covered Assets and will reimburse the Bank for 95% of losses that exceed $172.0 million. Under the Loss Share Agreements, the Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement and for 95% of recoveries with respect to losses for which the FDIC paid the Bank 95% reimbursement. The Loss Share Agreements applicable to single family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The Loss Share Agreements applicable to commercial loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.

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

At the date of the transaction, the estimated fair value of the Covered Loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these Covered Loans was $88.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. These estimated fair values reflect the additional information that the Corporation obtained during the quarters ended June 30 and September 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. After considering this additional information, the estimated fair value of the Covered Loans increased by $6.3 million, the FDIC loss share receivable on the Covered Loans decreased by $7.5 million and other liabilities increased $5.2 million as of February 19, 2010 from that originally reported in the quarter ended March 31, 2010. These revised estimates resulted in a decrease of $4.0 million to the bargain purchase gain, which was recognized in the quarter ended March 31, 2010, and which is included in noninterest income in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2010.

In accordance with the Loss Share Agreements, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the Loss Share Agreements) for every consecutive twelve-month period prior to and ending on the George Washington True-Up Measurement Date. As of the date of acquisition, the true-up liability was estimated to be $5.2 million and is recorded in accrued taxes, expenses and other liabilities on the accompanying consolidated balance sheets. During the quarter ended December 31, 2010, the true-up liability was reduced to $4.7 million resulting from the re-estimation of the cumulative loss share payments and cumulative servicing amount. Additional information can be found in Note 16 (Fair Value Measurement).

The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million, or $0.7 million net of tax. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results are subject to change. Certain reclassifications of prior periods’ amount may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

Additionally, the Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. Further, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The Bank recognized $4.7 million in acquisition related expenses relative to George Washington in the year ended December 31, 2010. These costs were expensed as incurred and are included in the line item entitled professional services in the accompanying consolidated statements of income and comprehensive income.

The operating results of the Corporation for the year ended December 31, 2010 include the operating results from the date of the transaction produced by the acquisition. Due to the significant fair value adjustments recorded, as well as the nature of the Loss Share Agreements in place, George Washington’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The book and fair values of the acquired assets and liabilities, including all purchase accounting adjustments recorded in the year ended December 31, 2010, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.

Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loan	254,492	(117,879)	136,613
Mortgage loan	27,218	(2,860)	24,358
Installment loan	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable — loans	—	88,694	88,694

Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Loss share receivable — other real estate	—	11,339	11,339
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760

Total liabilities assumed	$398,303	$10,112	$408,415

Midwest Bank and Trust Company — FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Midwest, a wholly owned subsidiary of Midwest Banc Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets.

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

The loans and other real estate acquired are covered by Loss Share Agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other tangible assets.

Pursuant to the terms of the Loss Share Agreements, the FDIC’s obligation to reimburse the Bank for losses with respect to Covered Assets begins with the first dollar of loss incurred. The FDIC will reimburse the Bank for 80% of losses with respect to Covered Assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC has reimbursed the Bank. The Loss Share Agreement applicable to single-family residential mortgage loans provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The Loss Share Agreement applicable to Covered Assets other than single-family residential mortgage loans provides for FDIC loss sharing for five years and Bank reimbursement to the FDIC for eight years.

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

At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $260.7 million. The expected reimbursement for losses on these Covered Loans is included with covered loans on the accompanying consolidated balance sheets. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The expected reimbursement for losses on this covered other real estate is included with other real estate covered by FDIC loss share on the accompanying consolidated balance sheets. These estimated fair values reflect the additional information that the Corporation obtained during the quarter ended December 31, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. After considering this additional information, the estimated fair value of the Covered Loans decreased by $39.4 million, the FDIC loss share receivable on the Covered Loans increased by $23.9 million, accrued interest decreased by $5.4 million, and other liabilities decreased by $2.3 million as of May 14, 2010 from that originally reported in the quarter ended June 30, 2010. These revised estimates resulted in an increase of goodwill by $18.7 million to $291.2 million, which was recognized in the quarter ended June 30, 2010 and which is reflected in the accompanying December 31, 2010 consolidated balance sheets.

In accordance with the Loss Share Agreements, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank; minus (ii) the aggregate of all of the payments made or payable to the FDIC. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date. As of the date of acquisition, the true-up liability was estimated to be $6.3 million and is recorded in accrued taxes, expenses and other liabilities on the accompanying consolidated balance sheets. During the quarter ended December 31, 2010, the true-up liability was

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

increased to $7.4 million resulting from the re-estimation of the cumulative loss share payments and cumulative servicing amount. Additional information can be found in Note 16 (Fair Value Measurement).

The acquisitions of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $291.2 million. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results are subject to change. Certain reclassifications of prior periods’ amount may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

Additionally, the Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price. Further, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

Additional information can be found in Note 4 (Loans and Allowance for Loan Losses) and Note 5 (Goodwill and Intangible Assets).

The Bank recognized $7.1 million in acquisition related expenses relative to Midwest during the year ended December 31, 2010. These costs were expensed as incurred and are included in the line item entitled professional services in the accompanying consolidated statements of income and comprehensive income.

The operating results of the Corporation for the year ended December 31, 2010 include the operating results from the date of the transaction produced by the acquisition. Due to the significant fair value adjustments recorded, as well as the nature of the Loss Share Agreements in place, Midwest’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The book and fair values of the acquired assets and liabilities, including all purchase accounting adjustments recorded in the year ended December 31, 2010, are presented in the following table.

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.

Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Commercial loans	1,840,001	(317,526)	1,522,475
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,152,132	(371,268)	1,780,864
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	(5,436)	—
Loss share receivable — loans	—	260,730	260,730

Total covered loans and loss share receivable	2,152,103	(110,509)	2,041,594
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	(1,165)	26,155
Loss share receivable — other real estate	—	2,196	2,196
Goodwill	—	291,153	291,153
Other assets	9,838	—	9,838

Total assets acquired	$3,033,823	$188,131	$3,221,954

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	6,256	6,256
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$98,622	$2,994,415

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

3.	Investment Securities

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

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities
U.S. government agencies	$399,122	$703	$(194)	$399,631
U.S States and political subdivisions	296,327	3,537	(2,119)	297,745
Residential mortgage-backed securities:
U.S. government agencies	1,343,021	52,230	(547)	1,394,704
Residential collateralized mortgage obligations:
U.S. government agencies	814,774	18,223	(2,306)	830,691
Non-agency	15,018	—	—	15,018
Corporate debt securities	61,435	—	(16,106)	45,329

Total debt securities	2,929,697	74,693	(21,272)	2,983,118
Marketable equity securities	3,922	—	—	3,922

Total securities available for sale	$2,933,619	$74,693	$(21,272)	$2,987,040

Securities held to maturity
Debt securities
U.S States and political subdivisions	$59,962	$—	$—	$59,962

Total securities held to maturity	$59,962	$—	$—	$59,962

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt securities
U.S. government agencies	$32,029	$—	$(132)	$31,897
U.S States and political subdivisions	289,529	4,984	(394)	294,119
Residential mortgage-backed securities:
U.S. government agencies	1,557,754	55,325	(1,852)	1,611,227
Residential collateralized mortgage obligations:
U.S. government agencies	566,151	16,394	(238)	582,307
Non-agency	22	—	—	22
Corporate debt securities	61,385	—	(18,957)	42,428

Total debt securities	2,506,870	76,703	(21,573)	2,562,000
Marketable equity securities	3,264	—	—	3,264

Total securities available for sale	$2,510,134	$76,703	$(21,573)	$2,565,264

Securities held to maturity
Debt securities
U.S States and political subdivisions	$50,686	$—	$—	$50,686

Total securities held to maturity	$50,686	$—	$—	$50,686

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

FRB and FHLB stock constitute the majority of other investments on the consolidated balance sheets.

	December 31,
	2010	2009

FRB stock	$20,725	$9,064
FHLB stock	139,398	119,145
Other	629	679

Total other investments	$160,752	$128,888

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

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $2.2 billion and $2.0 billion at December 31, 2010 and 2009, respectively.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Year Ended December 31,
	2010	2009	2008

Proceeds	$552,078	$286,946	$171,392

Realized gains	$1,810	$6,037	$2,354
Realized losses	(955)	—	(228)

Net securities gains	$855	$6,037	$2,126

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

	December 31, 2010
	Less than 12 months			12 months or longer			Total
			Number			Number
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses

Debt securities
U.S government agencies	$109,238	$(194)	8	$—	$—	—	$109,238	$(194)
U.S States and political subdivisions	105,530	(2,095)	164	665	(24)	1	106,195	(2,119)
Residential mortgage-backed securities:
U.S. government agencies	67,474	(544)	7	195	(3)	1	67,669	(547)
Residential collateralized mortgage obligations:
U.S. government agencies	188,264	(2,306)	17	—	—	—	188,264	(2,306)
Corporate debt securities	—	—	—	45,329	(16,106)	8	45,329	(16,106)

Total temporarily impaired securities	$470,506	$(5,139)	196	$46,189	$(16,133)	10	$516,695	$(21,272)

	December 31, 2009
	Less than 12 months			12 months or longer			Total
			Number of			Number of
		Unrealized	impaired		Unrealized	impaired		Unrealized
Securities available for sale	Fair Value	Losses	securities	Fair Value	Losses	securities	Fair Value	Losses

Debt securities
U.S. government agencies	$31,897	$(132)	3	$—	$—	—	$31,897	$(132)
U.S. States and political subdivisions	39,059	(394)	65	—	—	—	39,059	(394)
Residential mortgage-backed securities:
U.S. government agencies	216,014	(1,849)	15	271	(3)	2	216,285	(1,852)
Residential collateralized mortgage obligations:
U.S. government agencies	68,513	(238)	6	—	—	—	68,513	(238)
Non-agency	5	—	1	—	—	—	5	—
Corporate debt securities	—	—	—	42,428	(18,957)	8	42,428	(18,957)

Total temporarily impaired securities	$355,488	(2,613)	90	$42,699	$(18,960)	10	$398,187	$(21,573)

At least quarterly the Corporation conducts a comprehensive security-level impairment assessment on all securities in an unrealized loss position to determine if other than temporary impairment (“OTTI”) exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Under the current OTTI accounting model for debt securities, an OTTI loss must be recognized for a debt security in an unrealized loss position if the Corporation intends to sell the security or it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. In this situation, the amount of loss recognized in income is equal to the difference between the fair value and the amortized cost basis of the security. Even if the Corporation does not expect to sell the security, the Corporation must evaluate the expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income. The portion of the unrealized loss relating to other factors, such as liquidity conditions in the market or changes in market interest rates, is recorded in other comprehensive income. Equity securities are also evaluated to determine whether the unrealized loss is expected to be recoverable based on whether evidence exists to support a realizable value equal to or greater than the amortized cost basis. If it is probable that the Corporation will not recover the amortized cost basis, taking into consideration the estimated recovery period and its ability to hold the equity security until recovery, OTTI is recognized.

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

As of December 31, 2010, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase, resulting in a significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2010 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2010. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

			Residential	Residential	Residential
			mortgage	collateralized	collateralized
			backed	mortgage	mortgage
			securities	obligations -	obligations -
	U.S.	U.S. States	U.S.	U.S.	non U.S.	Corporate		Weighted
	Government	and political	Government	Government	Government	debt		Average
	Agencies	subdivisions	Agencies	Agencies	Agencies	securities	Total	Yield

Securities Available for Sale
Remaining maturity:
One year or less	$290,078	$16,808	$5,453	$60,555	$—	$—	$372,894	1.60%
Over one year through five years	109,553	16,422	1,371,554	748,119	15,018	—	2,260,666	3.18%
Over five years through ten years	—	100,349	17,697	22,017	—	—	140,063	4.96%
Over ten years	—	164,166	—	—	—	45,329	209,495	4.75%

Fair Value	$399,631	$297,745	$1,394,704	$830,691	$15,018	$45,329	$2,983,118	3.20%

Amortized Cost	$399,122	$296,327	$1,343,021	$814,774	$15,018	$61,435	$2,929,697

Weighted-Average Yield	0.78%	5.90%	3.69%	2.79%	0.85%	1.01%	3.20%
Weighted-Average Maturity	0.8	9.5	3.1	2.6	3.5	16.8	3.6
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$—	$11,297	$—	$—	$—	$11,297	4.37%
Over one year through five years	—	—	9,969	—	—	—	9,969	4.37%
Over five years through ten years	—	—	3,822	—	—	—	3,822	4.37%
Over ten years	—	—	34,874	—	—	—	34,874	7.33%

Fair Value	$—	$—	$59,962	$—	$—	$—	$59,962	6.09%

Amortized Cost	$—	$—	$59,962	$—	$—	$—	$59,962

Weighted-Average Yield	0.00%	0.00%	6.09%	0.00%	0.00%	0.00%	6.09%
Weighted-Average Maturity	—	—	9.7	—	—	—	9.7

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

4.	Loans and Allowance for Loan Losses

Total non-covered and covered loans outstanding are as follows:

	As of December 31,
	2010	2009

Commercial loans	$4,527,497	$4,066,522
Mortgage loans	403,843	463,416
Installment loans	1,308,860	1,425,373
Home equity loans	749,378	753,112
Credit card loans	149,506	153,525
Leases	63,004	61,541

Total non-covered loans	7,202,088	6,923,489
Less allowance for noncovered loan losses	(114,690)	(115,092)

Net non-covered loans	7,087,398	6,808,397
Covered loans	1,976,754	—
Less allowance for covered loan losses	(13,733)	—

Net covered loans	1,963,021	—

Net loans	$9,050,419	$6,808,397

Originated loans are presented net of deferred loan origination fees and costs which amounted to $3.6 million and $0.3 million at December 31, 2010 and 2009, respectively. Acquired loans, including Covered Loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 2 (Business Combinations), the Bank acquired loans of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by Loss Share Agreements which afford the Bank significant loss protection. Loans covered under Loss Share Agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets. The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price.

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Years Ended December 31,
	2010	2009	2008

Aggregate amount at beginning of year	$20,126	$22,005	$18,833
Additions (deductions)
New loans	6,115	3,504	6,839
Repayments	(7,171)	(4,808)	(3,639)
Changes in directors and their affiliations	(3,347)	(575)	(28)

Aggregate amount at end of year	$15,723	$20,126	$22,005

Acquired Loans

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

impaired if there is evidence of credit deterioration since origination and if it is probable all contractually required payments will not be collected. Acquired impaired loans are not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30.

All loans acquired in the First Bank acquisition were performing as of the date of acquisition and, therefore, the difference between the fair value and the outstanding principal balance of these loans is being accreted to interest income over the remaining term of the loans.

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect.

The following is a summary of the Covered Loans acquired in the George Washington and Midwest acquisitions during 2010 as of the dates of acquisition:

	Acquired	Acquired	Total
	Impaired	Non-Impaired	Acquired
	Loans	Loans	Loans

Contractually required principal and interest at acquisition	$2,677,639	$238,784	$2,916,423
Nonaccretable difference (expected losses and foregone interest)	(622,294)	(51,509)	(673,803)

Cash flows expected to be collected at acquisition	2,055,344	187,275	2,242,619
Accretable yield	(260,751)	(24,637)	(285,388)

Fair value of acquired loans at acquisition	$1,794,593	$162,638	$1,957,231

The outstanding balance, including contractual principal, interest, fees and penalties, of all Acquired Impaired Loans was $2.1 billion as of December 31, 2010.

The excess of an Acquired Impaired Loan’s cash flows expected to be collected over the initial investment in the loan is represented by the accretable yield. An Acquired Impaired Loan’s contractually required payments in excess of the amount of its cash flows expected to be collected is represented by its nonaccretable balance. The nonaccretable balance represents expected credit impairment on an Acquired Impaired Loan and is only recognized in income if payments exceed its recorded fair value. The majority of the nonaccretable balance on Acquired Impaired Loans is expected to be received through Loss Share Agreements and is recorded as part of covered loans in the accompanying consolidated balance sheet.

Over the life of the Acquired Impaired Loans, the Corporation continues to estimate cash flows expected to be collected, which includes the effects of estimated prepayments. The Corporation assesses impairment of Acquired Impaired Loans at each balance sheet date by comparing the net present value of updated cash flows (discounted by the effective yield calculated at the end of the previous accounting period) to the recorded book value. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the Acquired Impaired Loan’s or pool’s remaining life. To the extent impairment exists, an allowance for loan loss is established through a charge to provision for loan loss.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Changes in the carrying amount of accretable yield for Acquired Impaired Loans were as follows for the year ended December 31, 2010:

	Year Ended
	December 31, 2010
		Carrying
	Accretable	Amount of
	Yield	Loans

Balance at date of acquisition	$260,751	$1,794,593
Accretion	(83,782)	83,782
Net Reclassifications from non-accretable to accretable	50,683	—
Payments received, net	—	(365,558)

Balance at end of period	$227,652	$1,512,817

Allowance for Loan Losses

Transactions in the allowance for noncovered loan losses for the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

	Years Ended December 31,
Allowance for Noncovered Loan Losses	2010	2009	2008

Balance at January 1,	$115,092	$103,757	$94,205
Additions (deductions):
Provision for loan losses	83,783	98,433	58,603
Loans charged off	(104,532)	(99,713)	(62,388)
Recoveries of loans previously charged off	20,347	12,615	13,337

Balance at December 31,	$114,690	$115,092	$103,757

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the year ended December 31, 2010, the Corporation increased its allowance for covered loan losses to $13.7 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $27.2 million and an increase of $22.8 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

To the extent there is credit deterioration in Acquired Non-Impaired Loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discount. The Corporation did not recognize a provision for loan losses on any Acquired Non-Impaired Loans in the year ended December 31, 2010.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The activity within the allowance for loan loss for covered loans for the year ended December 31, 2010 is shown in the following table:

Year Ended
Allowance for Covered Loan Losses	December 31, 2010

Balance at beginning of the period	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements	27,184
Benefit attributable to FDIC loss share agreements	(22,752)

Net provision for loan losses	4,432
Increase in indemnification asset	22,752
Loans charged-off	(13,451)

Balance at end of the period	$13,733

The reserve for unfunded lending commitments, included in accrued taxes, expenses and other liabilities in the consolidated balance sheets, is presented below:

	Years Ended December 31,
Reserve for Unfunded Lending Commitments	2010	2009	2008

Balance at January 1,	$5,751	$6,588	$7,394
Provision for credit losses (benefit)	3,098	(837)	(806)

Balance at December 31,	$8,849	$5,751	$6,588

Credit Quality Disclosures

At December 31, 2010, 2009 and 2008, the investment in nonaccrual (non-covered) loans was $104.7 million, $91.7 million and $52.2 million, respectively. At December 31, 2010, 2009 and 2008, loans past due 90 or more and accruing interest was $22.0 million, $35.0 million and $23.9 million, respectively. The following table shows an aging analysis of legacy loans, acquired (non-covered) loans, and covered loans as of December 31, 2010.

Legacy Loans

As of December 31, 2010
							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans

Commercial
C&I	$5,280	$7,592	$12,553	$25,425	$1,960,404	$1,985,829	$4,730	$8,368
CRE	10,801	3,832	58,977	73,610	1,953,710	2,027,320	1,908	65,096
Construction	1,490	1,777	18,639	21,906	255,253	277,159	2,795	16,364
Leases	—	—	—	—	63,004	63,004	—	—
Consumer
Installment	14,486	4,491	7,059	26,036	1,279,307	1,305,343	1,929	3,724
Home Equity Lines	2,500	755	744	3,999	722,351	726,350	744	72
Credit Cards	1,570	975	1,337	3,882	145,624	149,506	371	966
Residential Mortgages	10,574	1,665	14,815	27,054	375,022	402,076	8,768	10,004

Total	$46,701	$21,087	$114,124	$181,912	$6,754,675	$6,936,587	$21,207	$104,594

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Acquired Loans (Noncovered)

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans

Commercial
C&I	$1,939	$511	$703	$3,153	$92,995	$96,148	$703	$—
CRE	493	16,650	38	17,181	123,860	141,041	38	—
Consumer
Installment	40	16	23	79	3,438	3,517	23	—
Home Equity Lines	105	24	46	175	22,853	23,028	46	—
Residential Mortgages	65	—	—	65	1,702	1,767	—	93

Total	$2,642	$17,201	$810	$20,653	$244,848	$265,501	$810	$93

Covered Loans

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(*)	Loans(*)

Commercial
C&I	$6,402	$3,383	$82,035	$91,820	$209,408	$301,228
CRE	33,624	19,274	240,128	293,026	877,281	1,170,307
Construction	3,157	3,561	121,656	128,374	41,384	169,758
Consumer
Installment	2,560	1,891	140	4,591	39,630	44,221
Home Equity Lines	1,476	738	443	2,657	183,277	185,934
Residential Mortgages	16,408	3,971	13,498	33,877	71,429	105,306

Total	$63,627	$32,818	$457,900	$554,769	$1,422,409	$1,976,754

*	Acquired impaired loans were not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Noncovered loans individually evaluated for impairment and restructured noncovered loans are shown in the following table as of December 31, 2010.

		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment

Loans with no related allowance
Commercial
C&I	$12,172	$15,045	$—	$12,816
CRE	34,003	40,619	—	35,238
Construction	10,120	14,710	—	10,833
Consumer
Installment	17,146	17,164	—	17,313
Home equity line	1,747	1,747	—	1,764
Credit card	3,081	3,081	—	2,926
Residential mortgages	1,992	2,765	—	2,027
Loans with a related allowance
Commercial
C&I	$—	$—	$—	$—
CRE	30,792	37,767	3,852	33,172
Construction	7,585	11,423	1,588	8,928
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	9,705	9,776	741	9,713
Total
Commercial	$94,672	$119,564	$5,440	$100,987
Consumer	33,671	34,533	741	33,743

Total loans	$128,343	$154,097	$6,181	$134,730

Interest income recognized on impaired loans during 2010, 2009 and 2008 was not material.

The Corporation has also modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans are generally eligible for reimbursement under the Loss Share Agreements. Acquired loans restructured after acquisition date are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. As of December 31, 2010, TDRs on acquired impaired loans were $37.2 million.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Credit quality indicators as they relate to non-covered and covered loans as of December 31, 2010 are presented in the following tables.

Legacy Loans

As of December 31, 2010
	Commercial
	C&I	CRE	Construction	Leases

Grade 1	$66,802	$13,387	$3,301	$8,069
Grade 2	64,740	4,462	6,700	—
Grade 3	260,351	278,274	39,986	11,414
Grade 4	1,438,738	1,439,321	182,853	42,258
Grade 4w	38,192	47,299	6,096	952
Grade 5	61,284	87,155	8,055	311
Grade 6	55,720	157,422	30,168	—
Grade 7	2	—	—	—
Grade 8	—	—	—	—

	$1,985,829	$2,027,320	$277,159	$63,004

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages

Current	$1,279,307	$722,351	$145,624	$375,022
30-59 Days Past Due	14,486	2,500	1,570	10,574
60-89 Days Past Due	4,491	755	975	1,665
≥ 90 Days Past Due	7,059	744	1,337	14,815

	$1,305,343	$726,350	$149,506	$402,076

Acquired Loans (Noncovered)

	Commercial
	C&I	CRE	Construction	Leases

Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	451	5,934	—	—
Grade 4	94,850	105,903	—	—
Grade 4w	542	27,710	—	—
Grade 5	5	—	—	—
Grade 6	300	1,494	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$96,148	$141,041	$—	$—

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages

Current	$3,438	$22,853	$—	$1,702
30-59 Days Past Due	40	105	—	65
60-89 Days Past Due	16	24	—	—
≥ 90 Days Past Due	23	46	—	—

	$3,517	$23,028	$—	$1,767

Covered Loans

	Commercial
	C&I	CRE	Construction	Leases

Grade 1	$745	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,539	1,537	—	—
Grade 4	122,984	412,927	6,175	—
Grade 4w	6,937	81,613	—	—
Grade 5	73,942	254,156	4,723	—
Grade 6	78,160	364,680	101,415	—
Grade 7	14,921	55,394	57,445	—
Grade 8	—	—	—	—

	$301,228	$1,170,307	$169,758	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages

Current	$39,630	$183,277	$—	$71,429
30-59 Days Past Due	2,560	1,476	—	16,408
60-89 Days Past Due	1,891	738	—	3,971
≥ 90 Days Past Due	140	443	—	13,498

	$44,221	$185,934	$—	$105,306

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

5.	Goodwill and Other Intangible Assets

Goodwill

Changes to the carrying amount of goodwill not subject to amortization for the years ended December 31, 2010 and 2009 are provided in the following table.

	Commercial	Retail	Wealth	Total

Balance at December 31, 2008	$73,474	$59,038	$6,733	$139,245
Goodwill acquired:
ABL loans	353	—	—	353

Balance at December 31, 2009	73,827	59,038	6,733	139,598
Goodwill acquired:
First Bank branches	46,414	1,933	—	48,347
Midwest	283,002	5,532	2,620	291,154

Balance at December 31, 2010	$403,243	$66,503	$9,353	$479,099

The acquisitions resulting in the acquired goodwill are more fully described in Note 2 (Business Combinations).

The Corporation expects $43.5 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.

The Company performed the required annual impairment tests of goodwill as of November 30, 2010. The Corporation’s annual impairment test did not indicate impairment at any of its reporting units. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangibles	$16,760	$(6,871)	$9,889
Non-compete covenant	102	(25)	77
Lease intangible	617	(172)	445

	$17,479	$(7,068)	$10,411

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Core deposit intangibles	$5,210	$(4,154)	$1,056
Non-compete covenant	102	—	102

	$5,312	$(4,154)	$1,158

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

Amortization expense for intangible assets was $2.9 million for 2010, and $0.3 million in 2009 and $0.6 million in 2008.

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2010.

For the years ended:

December 31, 2011	$2,171
December 31, 2012	1,867
December 31, 2013	1,226
December 31, 2014	1,073
December 31, 2015	984

$7,321

6.	Mortgage Servicing Rights and Mortgage Servicing Activity

The Corporation serviced for third parties approximately $2.1 billion of residential mortgage loans at December 31, 2010 and $2.0 billion at December 31, 2009. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $5.1 million for the year ended December 31, 2010 and $5.0 million for each of the years ended December 31, 2009, and 2008.

Servicing rights are presented within other assets on the accompanying consolidated balance sheets. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 16 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Changes in the carrying amount of mortgage servicing rights are as follows:

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of period	$20,784	$18,778	$19,354
Addition of mortgage servicing rights	4,966	4,862	3,047
Amortization	(4,433)	(3,641)	(2,838)
Changes in allowance for impairment	—	785	(785)

Balance at end of period	$21,317	$20,784	$18,778

Fair value at end of period	$21,579	$22,241	$18,803

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No valuation allowances were required as of December 31, 2010 and 2009. As of December 31, 2008, a valuation allowance of $0.8 million had been established. No permanent impairment losses were written off against the allowance during the years ended December 31, 2010, 2009, and 2008.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2010 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	9.5%
Decrease in fair value from 10% adverse change	$782
Decrease in fair value from 25% adverse change	1,873
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$720
Decrease in fair value from 200 basis point adverse change	1,390
Expected weighted-average life (in months)	102.7

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table shows the estimated future amortization for mortgage servicing rights at December 31, 2010:

Years Ended December 31,

2011	$3,084
2012	2,857
2013	2,485
2014	2,138
2015	1,823
more than 5 years	8,930

$21,317

7.	Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $6.2 million and $2.3 million during 2010 and 2009, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2010, cash and due from banks included $3.0 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2010 were restricted, by the regulatory agencies, principally to the total of 2010 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8.	Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2010	2009	useful lives

Land	$46,807	$23,114	—
Buildings	197,582	146,772	10-35 yrs
Equipment	118,893	103,405	3-15 yrs
Leasehold improvements	20,660	19,893	1-20 yrs
Software	59,669	56,242	3-7 yrs

	443,611	349,426
Less accumulated depreciation and amortization	245,745	224,221

	$197,866	$125,205

Amounts included in other expenses on the accompanying consolidated statements of income and comprehensive income for depreciation and amortization aggregated $22.1 million, $19.5 million and $18.7 million for the years ended 2010, 2009, and 2008, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

9.	Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2010 and 2009 were $936.9 million and $362.3 million, respectively. Interest expense on these certificates and time deposits amounted to $14.1 million, $13.3 million and $43.8 million in 2010, 2009, and 2008, respectively.

10.	Federal Funds Purchased and Securities Sold under Agreements to Repurchase and Wholesale Borrowings

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings:

	As of December 31,
	2010	2009

Federal funds purchased and securities sold under agreements to repurchase	$777,585	$996,345

Wholesale borrowings
Bank notes	$—	$140,579
FHLB advances	325,560	576,732
Capital securities	—	22,296
Other	447	498

Total wholesale borrowings	$326,007	$740,105

Selected financial statement information pertaining to the securities sold under agreements to repurchase and wholesale borrowings is as follows:

	As of December 31,
	2010	2009	2008

Federal funds purchased and securities sold under agreements to repurchase
Average balance during the year	$907,015	$1,013,167	$1,343,441
Weighted-average annual interest rate during the year	0.49%	0.47%	2.37%
Maximum month-end balance	$1,034,200	$1,350,475	$1,603,335
Wholesale borrowings
Average balance during the year	$510,790	$952,979	$663,109
Weighted-average annual interest rate during the year	2.74%	2.87%	4.16%
Maximum month-end balance	$716,091	$1,159,181	$1,344,195

The respective terms of the wholesale borrowings are as follows:

Bank Notes.  During 2000, the Corporation issued $150.0 million of subordinated bank notes under a debt agreement. The notes bore interest at 8.625% and matured on April 1, 2010.

FHLB Advances.  FHLB advances outstanding as of December 31, 2010 include $288.8 million with maturities less than five years and $36.7 million with maturities over five years. The FHLB advances have interest rates that range from 1.09% to 7.15% as of December 31, 2010. FHLB advances were secured by real estate loans totaling $4.6 billion at December 31, 2010 and $3.8 billion at December 31, 2009.

Capital Securities.  In connection with the 1999 merger of Signal Corp., the Corporation assumed the FirstMerit Capital Trust I (the “Trust”), formerly Signal Capital Trust I, a guarantee of Series B 8.67% trust preferred securities

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

(“Capital Securities”), as well as 8.67% junior subordinate deferrable interest debentures (“Debentures”) which were issued in connection with the sale of the Capital Securities by the Trust. In the quarter ended June 30, 2010, the Corporation voluntarily redeemed all of its outstanding Capital Securities and repaid in full all of the outstanding Debentures.

Lines of Credit.  As of December 31, 2010, the Corporation has two lines of credit with financial institutions. The terms of each line of credit are described as follows:

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2010 and 2009. The line carries two interest rate options: one month LIBOR plus 200 basis points; or the greater of the prime lending rate of the financial institution or the Federal Funds Open Rate plus 50 basis points.

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2010 and 2009. The line carries two interest rate options: one month LIBOR plus 175 basis points; or the greater of the prime lending rate of the financial institution and the sum of the Federal Funds Open Rate plus 50 basis points or the sum of the daily LIBOR Rate plus 100 basis points.

Contractual Maturities

The following table illustrates the contractual maturities of the Corporation’s federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings at December 31, 2010:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total

Federal funds purchased and securities sold under agreements to repurchase	$702,585	$50,000	$25,000	$—	$777,585

Wholesale Borrowings
FHLB advances	$120,000	$51,485	$117,336	$36,739	$325,560
Other	53	116	131	147	447

Total wholesale borrowings	$120,053	$51,601	$117,467	$36,886	$326,007

The following table provides further detail of the maturities of federal funds purchased and securities sold under agreements to repurchase at December 31, 2010:

Overnight	$702,585
Up to thirty days	—
Thirty day to ninety days	—
Over ninety days	75,000

$777,585

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

11.	Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2010	2009	2008

Taxes currently payable
Federal	$5,188	$18,291	$60,512
State	1,460	237	—
Deferred (benefit) expense	30,443	7,117	(11,248)

	$37,091	$25,645	$48,904

The actual income tax rate differs from the statutory tax rate as shown in the following table:

	Years Ended December 31,
	2010	2009	2008

Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(3.36)	(4.09)	(2.29)
Bank owned life insurance	(3.94)	(4.65)	(2.65)
State income tax (net)	0.68	0.15	—
Tax credits	(2.37)	(1.97)	(1.06)
ESOP Dividends	(0.29)	(0.49)	(0.51)
Non-deductible meals and entertainment	0.30	0.28	0.19
Other	0.47	0.44	0.36

Effective tax rates	26.49%	23.79%	29.04%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in lieu of income tax in Ohio, Pennsylvania and Missouri. These taxes are $7.6 million, $6.1 million and $6.4 million in 2010, 2009, and 2008, respectively, and are recorded in other operating expense in the accompanying consolidated statements of income and comprehensive income.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Principal components of the Corporation’s net deferred tax asset are summarized as follows:

	Years Ended
	December 31,
	2010	2009

Deferred tax assets:
Allowance for credit losses	$43,959	$42,719
Employee benefits	34,692	38,303
REMIC	7,263	7,497
Acquired liabilities	7,380	—
Core deposit intangible	649	—
Other	35	667

	93,978	89,186

Deferred tax liabilities:
Leased assets and depreciation	(3,381)	(6,859)
Acquired loans	(50,112)	—
Available for sale securities	(18,697)	(19,296)
FHLB stock	(25,577)	(25,577)
Loan fees and expenses	(6,757)	(6,179)
Goodwill	7,645	(6,216)

	(96,879)	(64,127)

Total net deferred tax asset (liability)	$(2,901)	$25,059

The period change in deferred taxes recorded both directly to capital and as a part of the income tax expense can be summarized as follows:

	Years Ended
	December 31,
	2010	2009

Deferred tax changes reflected in other comprehensive income	$(346)	$15,411
Deferred tax changes reflected in Federal income tax expense	30,443	7,117
Deferred tax changes reflected in acquired net assets	(2,137)	—

Net change in deferred taxes	$27,960	$22,528

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

			Gross
		Accrued	Unrecognized
	Federal and	Interest and	Income Tax
	State Tax	Penalties	Benefits

Balance at January 1, 2010	$1,034	$622	$1,656
Additions for tax provisions related to current year	23	—	23
Additions for tax provisions related to prior year	(36)	877	841
Reduction for tax positions related to prior tax years	(42)	(698)	(740)

Balance at December 31, 2010	$979	$801	$1,780

Components of Reserve:
Potential non-deductible compensation	$—	$—	$—
Potential adjustment to non-deductible interest expense	100	13	113
Timing of the accrual for interest on nonperforming assets	—	540	540
State income tax exposure	879	248	1,127

Balance at December 31, 2010	$979	$801	$1,780

The Corporation recognized accrued interest and penalties, as appropriate, related to unrecognized tax benefits (“UTBs)”, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2007. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.5 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2010 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 128 basis points to 25.22% at December 31, 2010.

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. During 2008, federal statutes were changed to allow ordinary loss treatment on the sale of applicable preferred stock. This change eliminated a potential 2008 UTB. As a participant in Treasury’s Capital Purchase Program, an additional portion of senior executive’s compensation was not deductible in 2009. As of December 31, 2010, Management had identified no other potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

12.	Benefit Plans

Pension plans.  The Corporation has a defined benefit pension plan which covers employees vested in the pension plan as of December 31, 2006. On May 18, 2006, the Corporation’s Board of Directors approved freezing the defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. In general, benefits are based on years of service and the employee’s compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation made a $20.0 million and $10.0 million contribution to the qualified pension plan during 2010 and 2009, respectively; however, no contribution was made during 2008. Management anticipates contributing $10.0 million to the qualified pension plan during 2011.

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

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive a Corporation subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment gain of $10.2 million.

The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees’ service periods. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

Other employee benefits.  FirstMerit’s Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of common stock or cash, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or shares of common stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the common stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2010 and 2009 was $9.9 million and $10.1 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying consolidated balance sheets.

Savings plans.  The Corporation maintains a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Through the year ended December 31, 2008, employee contributions were partially matched by the Corporation in an amount equal to 50% of each employee’s voluntary pretax contribution up to 6% of each employee’s eligible compensation and in an amount equal to 50% of each employee’s voluntary pretax contributions up to 3% of each employee’s eligible compensation. Matching contributions vest in accordance with plan specifications. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan. The Corporation did not make a contribution to the savings plan during 2010 and 2009. Contributions made by the Corporation to the savings plan were $4.2 million for 2008.

The Corporation maintains a qualified defined contribution plan known as Retirement Investment Plan (“RIP”). This plan was established January 1, 2007 for any employee that was not vested in the defined benefit plan on December 31, 2006. All new hires after January 1, 2007 became eligible for the RIP. To be eligible for the annual contribution, an employee must be actively employed on December 31 and eligible to participate in the 401(k) plan (date of hire and age 21 on or before July 1, 2007). The Corporation made a $2.5 million, $1.8 million and $1.4 million contribution to the RIP for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Percentage of
	Plan Assets on
	Measurement Date
	December 31,
Asset Category	2010	2009

Cash and domestic money market funds	4.39%	2.93%
U.S. Treasury obligations	2.97%	3.44%
U.S. Government agencies	3.33%	4.68%
Corporate bonds	5.38%	6.45%
Common stocks	24.56%	27.21%
Equity mutual funds	23.26%	40.85%
Fixed income mutual funds	19.84%	14.44%
Foreign mutual funds	16.27%	—

	100.00%	100.00%

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

The discount rate reflects the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency, on the Corporation’s annual measurement date and is subject to change each year. The discount rate is selected on data specific to the Corporation’s plans and employee population. During 2010, the Corporation used a discount rate of 5.60% in the pension liability valuation, a decrease of 38 basis points from the 2009 discount rate.

The average rate of compensation increase for the qualified pension plans was 5.22% in 2010 and 2009. The average rate of compensation increase for the supplemental executive retirement nonqualified pension plan was 3.75% in 2010 and 2009.

For measurement purposes, the assumed annual rate increase in the per capita cost of non-Medicare covered health care benefits was 9.0% in 2010, decreased gradually to 5.0% in 2014, and Medicare covered health care benefits was 13.0%, decreased gradually to 5.0% in 2018. Increasing or decreasing the assumed health care cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations.

Additional information on the assumptions used to value the pension liability is included in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The actuarial assumptions used in the defined benefit qualified and nonqualified pension plans and the postretirement medical and life insurance benefit plan were as follows:

Weighted-average assumptions	Pension Benefits			Postretirement Benefits
as of 12/31 measurement date	2010	2009	2008	2010	2009	2008

Discount Rate	5.60%	5.98%	6.86%	4.43%	4.94%	6.93%
Long-term rate of return on assets	8.25%	8.50%	8.50%	—	—	—
Rate of compensation increase	3.75 - 5.22%	3.75% - 5.22%	3.75% - 5.22%	—	—	—
Medical trend rates — non-medicare risk Pre-65	—	—	—	9.0% to 5.0%	7.0% to 5.0%	7.5% to 5.0%
Medical trend rates — non-medicare risk Post-65	—	—	—	13.0% to 5.0%	9.0% to 5.0%	7.5% to 5.0%
Prescription Drugs	—	—	—	9.0% to 5.0%	9.0% to 5.0%	9.5% to 5.0%
Medical trend rates — medicare risk HMO Post-65	—	—	—	13.0% to 5.0%	9.0% to 5.0%	9.5% to 5.0%

The components of net periodic pension and postretirement benefits are:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$5,919	$5,290	$5,419	$61	$173	$994
Interest cost	11,200	11,003	10,319	959	1,412	1,771
Expected return on assets	(12,059)	(11,222)	(11,688)	—	—	—
Prior service costs	394	392	115	—	(90)	(406)
Cumulative net loss	5,708	3,031	2,983	15	63	211
Curtailment gain	—	—	—	—	(10,239)	—
Adjustment for measurement date change
Prior service cost/(credit)	—	—	44	—	—	(135)
Actuarial loss	—	—	994	—	—	71

Net periodic pension/postretirement cost (benefit)	$11,161	$8,494	$8,186	$1,034	$(8,681)	$2,506

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following table sets forth the plans’ funded status and amounts recognized in the Corporation’s consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Projected Benefit Obligation
(PBO), beginning of year	$193,359	$163,625	$19,675	$29,221
Service cost	5,919	5,290	61	173
Interest cost	11,200	11,003	959	1,412
Plan Amendments	—	1,315	—	—
Participant contributions	—	—	509	612
Actuarial gain	8,512	22,033	955	482
Benefits paid	(7,807)	(9,907)	(2,216)	(2,254)
Curtailment gain	—	—	—	(9,971)

PBO, end of year	$211,183	$193,359	$19,942	$19,675

Change in Plan Assets
Fair Value of Plan Assets, beginning of year	$122,800	$99,860	$—	$—
Actual return on plan assets	16,129	21,868	—	—
Participant contributions	—	—	509	612
Employer contributions	21,268	10,978	1,708	1,642
Benefits paid	(7,807)	(9,907)	(2,216)	(2,254)

Fair Value of Plan Assets, end of year	$152,390	$122,799	$—	$—

Funded Status	$(58,793)	$(70,560)	$(19,942)	$(19,675)
Prior service costs	2,303	2,696	—	—
Cumulative net loss	86,381	87,647	3,161	2,220

Prepaid (accrued) pension/postretirement cost	$29,891	$19,783	$(16,782)	$(17,455)

Amounts recognized in the statement of financial condition consist of:
Accrued benefit liability	(58,793)	(70,560)	(19,942)	(19,675)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	88,684	90,343	3,161	2,220

Net amount recognized	$29,891	$19,783	$(16,782)	$(17,455)

Accumulated Benefit Obligation (“ABO”) for the Corporation’s pension plan was $190.8 million and $172.7 million for the years ended December 31, 2010 and 2009, respectively. Information for those pension plans that had an ABO in excess of plan assets is as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Aggregate projected benefit obligation	$211,183	$193,359	n/a	n/a
Aggregate accumulated benefit obligation	190,828	172,656	n/a	n/a
Aggregate fair value of plan assets	152,390	122,799	n/a	n/a

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. For the years ended December 31, 2010, 2009 and 2008 these subsidies did not have a material effect on our APBO and net postretirement benefit cost.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

At December 31, 2010, the projected benefit payments for the pension plans and the postretirement benefit plan, which reflect expected future service, as appropriate, totaled $14.0 million and $2.4 million in 2011, $13.7 million and $2.3 million in 2012, $12.9 million and $2.2 million in 2013, $13.0 million and $2.0 million in 2014, $12.7 million and $1.9 million in 2015, and $68.0 million and $6.5 million in years 2016 through 2020, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Prior service cost	$2,303	$2,696	$—	$—
Cumulative net loss	86,381	87,647	3,161	2,220

Total amount recognized	$88,684	$90,343	$3,161	$2,220

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

Net unrecognized actuarial gains or losses and prior service costs are recognized as an adjustment to accumulated other comprehensive income, net of tax, in the period they arise and, subsequently, recognized as a component of net periodic benefit cost over the average remaining service period of the active employees.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total

Prior service cost	$393	$—	$393
Cumulative net loss	7,120	113	7,233

The following is a description of the valuation methodologies used to measure assets held by the pension plans at fair value.

•	Domestic and foreign money market funds: Valued at the closing net asset value (NAV) of shares held by the pension plans at year end as reported on the active market on which the money market funds are traded.

•	United States government securities: Valued at the closing price reported in the active market in which the individual security is traded.

•	United States government agency issues and corporate bonds: Valued using independent evaluated prices which are based on observable inputs, such as available trade information, spreads, bids and offers, and United States Treasury curves.

•	Common stocks: Valued at the closing price reported on the active market on which the individual securities are traded.

•	Registered equity, fixed income and foreign mutual funds: Valued at the NAV of shares held by the pension plans at year end as reported on the active market on which the mutual funds are traded. Exchange-traded mutual funds are valued at the closing price on the exchange or system where the security is principally traded.

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

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Domestic money market funds	$6,696	$—	$—	$6,696
United States government securities	—	4,526	—	4,526
United States government agency issues	—	5,077	—	5,077
Corporate bonds	—	8,195	—	8,195
Common stocks	37,426	—	—	37,426
Equity mutual funds	35,450	—	—	35,450
Fixed income mutual funds	30,233	—	—	30,233
Foreign mutual funds	24,787	—	—	24,787

Total assets at fair value	$134,592	$17,798	$—	$152,390

13.	Share-Based Compensation

The Corporation’s 1999, 2002 and 2006 Stock and Equity Plans (the “Plans”) provide stock options and restricted stock awards to certain key employees (and to all full-time employees in the case of the 1999, 2002 and 2006 Plans) for up to 6,122,727 common shares of the Corporation. In addition, the 2002 and 2006 Plans provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2010, 2009, and 2008 was $7.3 million, $7.3 million, and $4.5 million, respectively, and the related tax benefit thereto was $2.5 million, $2.6 million, and $1.6 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying consolidated statements of income and comprehensive income.

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

A summary of stock option activity under the Plans as of December 31, 2010 and 2009, and changes during the years then ended is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining	InstrinsicValue
Options	Shares (000’s)	Exercise Price	Contractual Term	(000’s)

Outstanding at January 1, 2009	6,109	$25.54
Granted	—	—
Shares from stock dividend	68	—
Exercised	(154)	18.78
Forfeited	(1)	24.28
Expired	(1,472)	26.15

Outstanding at December 31, 2009	4,550	$25.35	2.92	$402

Granted	—	—
Exercised	(48)	17.18
Forfeited	—	—
Expired	(210)	25.14

Outstanding at December 31, 2010	4,292	$25.29	2.01	$70

Exercisable at December 31, 2009	4,542	$25.36	2.92	$402

Exercisable at December 31, 2010	4,292	$25.29	2.01	$70

There were no options granted in the years ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0.2 million and $0.3 million, respectively. Cash received from options exercised under all share-based payment arrangement for the years ended December 31, 2010 and 2009 was $0.8 million and $2.9 million, respectively. The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangements totaled $0.1 million for the years ended December 31, 2010 and December 31, 2009.

In June and September 2009, the Corporation issued a $0.13 stock dividend. The Corporation’s Plan includes an antidilution feature designed to equalize the fair value of the award as a result of an equity restructuring such as the stock dividend. The number of shares available for purchase and the option price were adjusted proportionately by the Board of Directors which resulted in 68,000 additional shares outstanding in 2009. No stock dividends were issued in 2010.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million common shares in the first quarter of 2006 which was adequate to cover option exercises for the full years 2010, 2009, and 2008.

At December 31, 2010, there was no unrecognized compensation costs related to stock options granted to be realized under the Plans. At December 31, 2009 the amount of unrecognized compensation cost was not material to the accompanying consolidated financial statements.

Nonvested Stock Awards

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2010 and 2009 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Shares	Shares (000’s)	Fair Value

Nonvested at January 1, 2009	678	$20.61
Granted	554	16.53
Vested	(328)	21.18
Forfeited or expired	(54)	18.34

Nonvested at December 31, 2009	850	$17.88

Granted	451	22.85
Vested	(382)	18.32
Forfeited or expired	(48)	19.35

Nonvested at December 31, 2010	871	$20.17

As of December 31, 2010 and 2009, there was $5.2 million and $4.3 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.60 years for the year ended December 31, 2010 and 1.62 years for the year ended December 31, 2009. The total fair value of shares vested during the year ended December 31, 2010 and 2009 was $8.1 million and $5.7 million, respectively.

ASC 718, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“ASC 718”), applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of ASC 718 are required to increase capital surplus for a realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards.

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

14.	Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

Condensed Balance Sheets

	As of December 31,
	2010	2009

Assets:
Cash and due from banks	$9,648	$26,002
Investment securities	1,340	1,295
Loans to subsidiaries	57,326	128,550
Investment in subsidiaries, at equity in underlying value of their net assets	1,431,239	957,774
Other assets	11,381	9,466

Total Assets	$1,510,934	$1,123,087

Liabilities and Shareholders’ Equity:
Wholesale borrowings	$—	$52,393
Accrued and other liabilities	3,219	5,067
Shareholders’ equity	1,507,715	1,065,627

Total Liabilities and Shareholders’ Equity	$1,510,934	$1,123,087

Condensed Statements of Income

	Years Ended December 31,
	2010	2009	2008

Income:
Cash dividends from subsidiaries	$22,720	$31,125	$112,591
Other income	1,502	2,881	2,708

	24,222	34,006	115,299
Interest and other expenses	10,387	12,065	10,761

Income before federal income tax benefit and equity in undistributed income of subsidiaries	13,835	21,941	104,538
Federal income tax benefit	(2,267)	(3,336)	(2,250)

	16,102	25,277	106,788
Equity in undistributed income of subsidiaries	86,807	56,893	12,697

Net income	$102,909	$82,170	$119,485

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$102,909	$82,170	$119,485
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed (income) loss of subsidiaries	(86,807)	(56,893)	(12,697)
Increase in Federal income tax payable	(2,042)	3,893	4,291
Other	(175)	(391)	2,177

Net cash provided by operating activities	13,885	28,779	113,256
Investing activities:
Loans to subsidiaries	(242,327)	(318,000)	(186,500)
Repayment of loans to subsidiaries	313,550	293,000	173,500
Payments for investments in and advances to subsidiaries	(381,600)	(350)	—
Purchases of investment securities	(45)	(46)	(59)

Net cash used by investing activities	(310,422)	(25,396)	(13,059)
Financing activities:
Conversion of subordinated debt	—	—	(366)
Proceeds from short-term borrowings	—	—	1,000
Repayment of short-term borrowings	(52,393)	(47)	(2,511)
Proceeds from issuance of preferred stock	—	125,000	—
Repurchase of preferred stock	—	(125,000)	—
Repurchase of common stock warrant	—	(5,025)	—
Proceeds from issuance of common stock	400,018	79,526	—
Cash dividends-preferred	—	(1,789)	—
Cash dividends-common stock	(65,634)	(63,891)	(93,825)
Proceeds from exercise of stock options	826	2,936	2,103
Purchase of treasury shares	(2,634)	(1,758)	(747)

Net cash provided (used) by financing activities	280,183	9,952	(94,346)

Net increase in cash and cash equivalents	(16,354)	13,335	5,851
Cash and cash equivalents at beginning of year	26,002	12,667	6,816

Cash and cash equivalents at end of year	$9,648	$26,002	$12,667

15.	Segment Information

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2010, 2009, and 2008:

					FirstMerit
December 31, 2010	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$250,597	$214,118	$19,548	$(25,744)	$458,519
Provision for loan losses	54,065	36,249	2,668	(4,767)	88,215
Other income	46,876	114,497	32,596	18,587	212,556
Other expenses	110,261	224,334	39,604	68,661	442,860
Net income	86,545	44,220	6,416	(34,272)	102,909
Averages :
Assets	$5,404,883	$2,983,395	$278,143	$4,856,361	$13,522,782
Loans	5,394,135	2,698,502	266,522	170,144	8,529,303
Earnings assets	5,456,316	2,742,696	266,835	3,291,138	11,756,985
Deposits	2,516,201	7,015,468	578,876	339,886	10,450,431
Economic Capital	308,547	223,304	36,881	746,889	1,315,621

					FirstMerit
December 31, 2009	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$154,504	$188,491	$17,846	$(12,077)	$348,764
Provision for loan losses	24,110	60,780	8,085	5,458	98,433
Other income	41,344	104,212	32,342	32,403	210,301
Other expenses	92,470	194,848	37,838	27,661	352,817
Net income	51,524	24,098	2,771	3,777	82,170
Averages :
Assets	$4,071,785	$2,864,636	$306,690	$3,550,383	$10,793,494
Loans	4,101,451	2,685,133	297,589	72,810	7,156,983
Earnings assets	4,135,791	2,712,068	297,589	2,779,786	9,925,234
Deposits	1,934,036	4,708,554	533,039	333,959	7,509,588
Economic Capital	258,925	188,586	42,796	559,618	1,049,925

					FirstMerit
December 31, 2008	Commercial	Retail	Wealth	Other	Consolidated

Operations:
Net interest income	$156,403	$190,455	$16,614	$(7,283)	$356,189
Provision for loan losses	19,990	37,962	1,056	(405)	58,603
Other income	40,516	113,995	33,855	13,070	201,436
Other expenses	89,808	191,027	36,589	13,209	330,633
Net income	56,628	49,049	8,336	5,472	119,485
Averages :
Assets	$4,015,407	$2,931,259	$311,435	$3,291,341	$10,549,442
Loans	4,042,370	2,796,399	306,406	58,771	7,203,946
Earnings assets	4,076,392	2,832,885	306,406	2,514,226	9,729,909
Deposits	1,937,237	4,620,774	458,711	400,860	7,417,582
Economic Capital	241,663	192,114	41,937	460,374	936,088

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

16.	Fair Value Measurement

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

U.S. GAAP establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follow:

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

Financial Instruments Measured at Fair Value

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$3,922	$2,922,774	$60,344	$2,987,040
Residential loans held for sale	—	—	41,340	41,340
Derivative assets	—	47,764	—	47,764

Total assets at fair value on a recurring basis	$3,922	$2,970,538	$101,684	$3,076,144

Derivative liabilities	$—	$72,824	$—	$72,824
True up liability	—	—	12,061	12,061

Total liabilities at fair value on a recurring basis	$—	$72,824	$12,061	$84,885

Note:	There were no significant transfers between Levels 1 and 2 of the hierarchy during the year ended December 31, 2010.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

		Level 2		Level 3
		Independent		Independent
	# Issues	Pricing Service	# Issues	Broker Quotes

U.S. government agencies	27	$399,631	—	$—
U.S States and political subdivisions	479	297,745	—	—
Residential mortgage-backed securities:
U.S. government agencies	188	1,394,704	—	—
Residential collateralized mortgage obligations:
U.S. government agencies	90	830,691	1	—
Non-agency	1	3	2	15,015
Corporate debt securities	—	—	8	45,329

	785	$2,922,774	11	$60,344

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the year ended December 31, 2010.

True-up liability.  In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet the loss thresholds specified in the purchase agreements. The determination of the true-up liability is specified in the purchase agreements and is payable to the FDIC on April 14, 2020 for the George Washington acquisition and on July 15, 2020 for the Midwest acquisition. The value of the true-up liability is discounted to reflect the uncertainty in the timing and payment of the true-up liability by the Bank. As of December 31, 2010, the estimated fair value of the George Washington true-up liability was $4.7 million and the Midwest true-up liability was $7.4 million.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2010 are summarized as follows:

						Total declines
		Total	Purchases, sales		Fair Value	in fair value
	Fair Value	unrealized	issuances		Year ended	included in current
	January 1, 2010	gains/(losses)(a)	settlements, net	Transfers	December 31, 2010	period earnings

Available for sale securities	$42,447	$17,897	$—	$—	$60,344	$—
True up liability	$—	$—	$11,447	$—	$12,061	$(614)

(a)	Reported in other comprehensive income (loss)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

impairment, or recorded at the lower-of-cost or fair value. The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Mortgage servicing rights	$—	$—	$21,579	$21,579
Impaired and nonaccrual loans	—	—	140,990	140,990
Other property(1)	—	—	22,974	22,974
Other real estate covered by Loss Share Agreements	—	—	59,132	59,132

Total assets at fair value on a nonrecurring basis	$—	—	$244,675	$244,675

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

	At December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Investment securities	$3,154,333	$3,207,754	$2,689,706	$2,744,838
Net noncovered loans	7,087,398	6,716,214	6,808,397	6,362,674
Net covered loans and loss share receivable	1,963,021	1,963,021	—	—
Loan held for sale	41,340	41,340	16,828	16,828
Cash and due from banks	523,113	523,113	161,033	161,033
Accrued interest receivable	41,830	41,830	39,274	39,274
Mortgage servicing rights	21,317	21,579	20,784	22,241
Derivative assets	47,764	47,764	28,120	28,120
Financial liabilities:
Deposits	$11,268,006	$11,275,440	$7,515,796	$7,519,604
Federal funds purchased and securities sold under agreements to repurchase	777,585	782,668	996,345	998,645
Wholesale borrowings	326,007	329,465	740,105	745,213
Accrued interest payable	6,560	6,560	11,336	11,336
Derivative liabilities	72,824	72,824	58,486	58,486
True up liability	12,061	12,061	—	—

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

Covered loans — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Loss share receivable — This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferrable with the covered assets should the Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt from the FDIC.

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

True-up liability — See Financial Instruments Measured at Fair Value above.

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

Effective August 1, 2008, the Corporation elected to fair value newly originated conforming fixed-rate and adjustable-rate first mortgage loans held for sale. Previously, these loans had been recorded at the lower of cost or market value. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP. The fair value option was not elected for loans held for investment.

The following table reflects the differences, as of December 31, 2010, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal

Loans held for sale reported at fair value	$41,340	$41,024	$316

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.

Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value included in earnings for the year ended December 31, 2010 was $166.9 thousand.

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

At December 31, 2010 and 2009, the notional or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value(a)	Amount	Value(a)	Amount	Value(b)	Amount	Value(b)
Interest rate swaps:
Fair value hedges	$6,920	$—	$1,452	$—	$303,933	$28,550	$398,895	$27,769

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

The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009, and there were no Federal Funds interest rate swaps outstanding as of December 31, 2010.

For the years ended December 31, 2010, 2009, and 2008, the amount of the hedge effectiveness on cash flow hedges recognized in OCI and reclassified from OCI into other income as well as the amount of hedge ineffectiveness recognized in other income was as follows:

Year ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Recognized in	Reclassified	Recognized in	Recognized in	Reclassified	Recognized in	Recognized in	Reclassified	Recognized in
	OCI on	from	OCI on	OCI on	from	OCI on	OCI on	from	OCI on
	Derivative	Accumulated	Derivative	Derivative	Accumulated	Derivative	Derivative	Accumulated	Derivative
	(Effective	OCI into	(Ineffective	(Effective	OCI into	(Ineffective	(Effective	OCI into	(Ineffective
	Portion)	Income	Portion)	Portion)	Income	Portion)	Portion)	Income	Portion)

Interest rate swaps	$—	$—	$—	$—	$692	$328	$94	$(974)	$601

Derivatives Not Designated in Hedge Relationships

As of December 31, 2010 and 2009, the notional or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)	Amount	Value(a)
Interest rate swaps	$774,623	$44,270	$639,285	$26,840	$774,623	$44,270	$686,947	$30,717
Mortgage loan commitments	118,119	1,384	55,023	396	—	—	—	—
Forward sales contracts	113,426	2,106	67,085	884	—	—	—	—
Foreign Exchange	3,733	4	—	—	3,733	4	—	—
Credit contracts	—	—	—	—	44,983	—	62,458	—
Other	—	—	—	—	14,622	—	18,171	—

Total	$1,009,901	$47,764	$761,393	$28,120	$837,961	$44,274	$767,576	$30,717

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of December 31, 2010 and 2009.

Credit contracts.  Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At December 31, 2010, the remaining terms on these swap participation agreements generally ranged from less than one year to eight years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.7 million as of December 31, 2010. The fair values of the written swap participations were not material at December 31, 2010 and 2009.

Gains and losses recognized in income on non-designated hedging instruments for the years ended December 31, 2010, 2009 and 2008 are as follows:

		Amount of Gain/(Loss) Recognized
	Location of Gain/(Loss)	Income on Derivative
Derivatives not	Recognized	in Income on Derivatives
designated as hedging	in Income on	Year Ended December 31,
instruments	Derivative	2010	2009	2008

Interest rate swaps	Other expense	$—	$(3,877)	$—
Mortgage loan commitments	Other income	987	(195)	591
Forward sales contracts	Other income	1,222	1,401	(517)
TBA Securities	Other income	—	(4,451)	2,051
Credit contracts	Other income	—	—	—
Other	Other expense	(678)	(600)	—

Total		$1,531	$(7,722)	$2,125

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk” — the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $81.5 million and $70.0 million as of December 31, 2010 and 2009, respectively.

18.	Commitments and Contingencies

Obligations Under Non-cancelable Leases

The Corporation is obligated under various non-cancelable operating leases on branch offices. Minimum future rental payments under non-cancelable operating leases at December 31, 2010 are as follows:

Lease
Years Ended December 31,	Commitments

2011	$7,330
2012	6,557
2013	5,491
2014	4,568
2015	3,851
2016-2028	10,770

$38,567

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 17 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at December 31, 2010 was $8.8 million. Additional information pertaining to this allowance is included in Note 4 (Loans and Allowance for Loan Losses) and under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2010 and 2009. This amount represents the Corporation’s maximum exposure to loss if the customer

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
	2010	2009

Loan Commitments
Commercial	$1,911,514	$1,397,045
Consumer	1,651,536	1,596,834

Total loan commitments	$3,563,050	$2,993,879

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2010 and 2009.

	At December 31,
	2010	2009

Financial guarantees
Standby letters of credit	$143,247	$156,374
Loans sold with recourse	60,418	60,068

Total financial guarantees	$203,665	$216,442

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $88.4 million at December 31, 2010, the remaining guarantees extend in varying amounts through 2015.

In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.8 million and $3.0 million as of December 31, 2010 and 2009, respectively, and is included in the accrued taxes, expenses, and other liabilities on the consolidated balance sheets.

During the current year, the Corporation entered into a commitment to fund $5.0 million in a small business investment company partnership. The Corporation expects to fund this amount during 2011.

Litigation

In the normal course of business, the Corporation is at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that based on the information currently available, available insurance coverage and established reserves the outcome of such actions, individually, or in the aggregate, will not have a material adverse effect on the Corporation’s financial

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

condition. However, it is possible that the ultimate resolution of these matters, if unfavorable, may materially affect the Corporation’s financial condition for a future period.

Reserves are established for legal claims under ASC Topic 450, Contingencies, when losses associated with the claims are judged to be probable, and such losses can be reasonably estimated. In many lawsuits and arbitrations, including the majority of class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the case is close to resolution. For additional information on litigation, contingent liabilities and guarantees, refer to Item 3. Legal Proceedings.

19.	Shareholders’ Equity

Capital Transactions

On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the TARP Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, each without par value, at an exercise price of $19.69 per share.

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

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell shares of the Corporation’s common stock. The Corporation sold 4.3 million shares with an average value of $18.98 per share during the year ended December 31, 2009. The Corporation sold an additional 3.9 million shares with an average value of $20.91 per share during the year ended December 31, 2010.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Earnings per Share

The reconciliation between basic and diluted earnings per share is presented as follows:

	Years Ended December 31,
	2010	2009	2008

Basic EPS:
Net income	$102,909	$82,170	$119,485
Less: preferred dividend	—	6,167	—
Less: accretion of preferred stock discount	—	204	—

Net income available to common shareholders	$102,909	$75,799	$119,485

Average common shares outstanding*	101,163	84,678	82,060

Basic net income per share*	$1.02	$0.90	$1.46

Diluted EPS:
Income available to common shareholders	$102,909	$75,799	$119,485
Add: interest expense on convertible bonds, net of tax	—	—	5

Income used in diluted earnings per share calculation	$102,909	$75,799	$119,490

Average common shares outstanding*	101,163	84,678	82,060
Add: common stock equivalents:
Stock option plans	2	8	24
Convertible debentures/preferred securities	—	—	14

Average common and common stock equivalent shares outstanding*	101,165	84,686	82,097
Diluted net income per share*	$1.02	$0.90	$1.46

*	Average common shares outstanding and per share data as of December 31, 2008 have been restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

For the years ended December 31, 2010, 2009, and 2008, options to purchase 4.4 million shares, 4.9 million shares and 6.4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2010 and 2009, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

At December 31, 2010 and 2009, the most recent notification from the OCC categorized FirstMerit Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized FirstMerit Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In management’s opinion, there are no conditions or events since the OCC’s notification that have changed First Merit Bank’s categorization as “well capitalized.”

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2010	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk Weighted Assets)	$1,157,375	12.61%	>	$733,977	8.00%	>	$917,471	10.00%

Tier I Capital
(to Risk Weighted Assets)	$1,042,412	11.36%	>	$366,988	4.00%	>	$550,483	6.00%

Tier I Capital
(to Average Assets)	$1,042,412	7.49%	>	$556,865	4.00%	>	$696,082	5.00%

Consolidated

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2009	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk Weighted Assets)	$1,071,682	13.34%	>	$642,670	8.00%	>	$803,337	10.00%

Tier I Capital
(to Risk Weighted Assets)	$971,013	12.09%	>	$321,335	4.00%	>	$482,002	6.00%

Tier I Capital
(to Average Assets)	$971,013	9.39%	>	$413,842	4.00%	>	$517,303	5.00%

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2010	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk Weighted Assets)	$1,061,981	11.59%	>	$732,783	8.00%	>	$915,979	10.00%

Tier I Capital
(to Risk Weighted Assets)	$951,511	10.39%	>	$366,392	4.00%	>	$549,587	6.00%

Tier I Capital
(to Average Assets)	$951,511	6.78%	>	$561,769	4.00%	>	$702,712	5.00%

FIRSTMERIT CORPORATION AND SUBSIDARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Bank Only

	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2009	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total Capital
(to Risk Weighted Assets)	$922,919	11.51%	>	$641,231	8.00%	>	$801,539	10.00%

Tier I Capital
(to Risk Weighted Assets)	$826,517	10.31%	>	$320,615	4.00%	>	$480,923	6.00%

Tier I Capital
(to Average Assets)	$826,517	8.00%	>	$413,040	4.00%	>	$516,300	5.00%

21.	Subsequent Events (unaudited)

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In accordance with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

22.	Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2010 and 2009 are summarized as follows:

		Quarters
		First	Second	Third	Fourth

Total interest income	2010	$111,854	$138,814	$145,337	$146,365

	2009	$119,356	$116,159	$113,671	$110,341

Total interest expense	2010	$21,460	$22,047	$21,844	$18,501

	2009	$32,462	$29,044	$26,294	$22,963

Net interest income	2010	$90,394	$116,767	$123,493	$127,864

	2009	$86,894	$87,115	$87,377	$87,378

Provision for noncovered loan losses	2010	$25,493	$20,366	$18,108	$19,816

	2009	$18,065	$26,521	$23,887	$29,960

Provision for covered loan losses	2010	$—	$267	$593	$3,572

	2009	$—	$—	$—	$—

Net income*	2010	$15,390	$31,493	$28,996	$27,030

	2009	$29,434	$15,495	$22,763	$14,478

Net income per basic share **	2010	$0.18	$0.32	$0.27	$0.25

	2009	$0.33	$0.13	$0.27	$0.17

Net income per diluted share **	2010	$0.18	$0.32	$0.27	$0.25

	2009	$0.33	$0.13	$0.27	$0.17

*	Net income restated to reflect purchase accounting adjustments which decreased the bargain purchase gain recognized on the George Washington acquisition to $1.0 million in the quarter ended March 31, 2010.

**	Per share data restated to reflect the effect of stock dividends declared April 28 and August 20, 2009.

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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2010, its system of internal control over financial reporting met those criteria and was effective.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL
Chairman and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation

We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of FirstMerit Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Akron, Ohio
February 25, 2011

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation

We have audited FirstMerit Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FirstMerit Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Akron, Ohio
February 25, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 105 of this Annual Report on Form 10-K, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2010, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2010.

ITEM 9B.	OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the Annual Meeting of Shareholders to be held on April 20, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1 — Election of Directors” in FirstMerit’s definitive proxy statement relating to the 2011 Annual Meeting to be filed with the SEC (“FirstMerit’s 2011 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in FirstMerit’s 2011 Proxy Statement.

Committee Charters: Code of Business Conduct and Ethics

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in FirstMerit’s 2011 Proxy Statement. These procedures have not materially changed from those described in FirstMerit’s definitive proxy materials for the 2010 Annual Meeting of Shareholders held on April 21, 2010.

Audit Committee

The information required by Items 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors — Audit Committee” in FirstMerit’s 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in FirstMerit’s 2011 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Interlocks and Insider Participation” in FirstMerit’s 2011 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in FirstMerit’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in FirstMerit’s 2011 Proxy Statement.

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued upon	Weighted Average	Number of
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	available for grant
	Options, Warrants	Options, Warrants	for Options,
	and Rights	and Rights	Warrants and Rights
Plan category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders
1999	1,769,628	26.23	—
2002	1,992,925	24.98	—
2002D	90,306	23.27	—
2006	369,590	23.64	1,830,265
2006D	70,013	21.72	—

Total	4,292,462		1,830,265

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in FirstMerit’s 2011 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors — Independence” in FirstMerit’s 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of Fees” in FirstMerit’s 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following Financial Statements appear in Part II of this Report:

Consolidated Balance Sheets as of December 31, 2010 and 2009;

Consolidated Statements of Income for Years ended December 31, 2010, 2009, and 2008;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2010, 2009, and 2008;

Consolidated Statements of Cash Flows for Years ended December 31, 2010, 2009, and 2008;

Notes to Consolidated Financial Statements for Years ended December 31, 2010, 2009, and 2008;

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

J. Bret Treier, Attorney-in-Fact

Dated: February 25, 2011

Exhibit Index

Exhibit
Number		Description

3.1		Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010).
3.2		Second Amended and Restated Code of Regulations of FirstMerit Corporation as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010).
10.1		Credit Agreement between FirstMerit and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on December 7, 2006).
10	.2*	Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by FirstMerit Corporation on April 30, 2001).
10	.3*	First Amendment to the Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.4*	Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed by FirstMerit Corporation on April 30, 2004).
10	.5*	First Amendment to the Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.6*	Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.7*	First Amendment to the Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.8*	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.9*	Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.10*	Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.11*	Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by FirstMerit Corporation on March 22, 1999).
10	.12*	2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.13*	Amendment to the Supplemental Executive retirement plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.14*	Amended and Restated Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.15*	2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

Exhibit
Number		Description

10	.16*	First Amendment to the 2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.17*	Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 filed by FirstMerit Corporation on April 30, 2002).
10	.18*	Long-Term Disability Benefit Summary (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.19*	Director Compensation Summary (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.20*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.21*	Form of Amended and Restated Change in Control Termination Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.22*	Form of Amended and Restated Displacement Agreement (Tier 1) (filed herewith).
10	.23*	Form of Displacement Agreement (Tier 1/2008 SERP) (filed herewith).
10	.24*	Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.25*	Amended and Restated Change in Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10	.26*	Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by FirstMerit Corporation on February 18, 2009).
10	.27*	Form of Director Initial Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.28*	Form of Director Annual Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.29*	Form of Employee Restricted Stock Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.30*	Form of Employee Restricted Stock Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.31*	Form of Director Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10	.32*	Form of Employee Nonqualified Stock Option Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2 2008).
10	.33*	Form of Employee Nonqualified Stock Option Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).
10.34		Credit Agreement by and between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K filed by FirstMerit Corporation on February 18, 2009).

Exhibit
Number		Description

10.35		First Amendment to the Credit Agreement between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10.36		Line of Credit Letter Agreement between FirstMerit Corporation and PNC Bank, N.A. (incorporated by reference from Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10.37		Committed Line of Credit Note between FirstMerit Corporation and PNC Bank, N.A. (incorporated by reference from Exhibit 10.42 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).
10.38		Repurchase Letter Agreement dated April 22, 2009, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 23, 2009).
10.39		Distribution Agency Agreement dated May 6, 2009, between FirstMerit and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 6, 2009).
10.40		Warrant Repurchase Letter Agreement dated May 27, 2009, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit Corporation on May 27, 2009).
10.41		Purchase and Assumption Agreement dated November 11, 2009, between FirstMerit Bank, N.A. and First Bank (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit Corporation on November 12, 2009).
10.42		Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of George Washington Savings Bank, Orland Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of February 19, 2010 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).
10	.43*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).
10.44		Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).
10.45		Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and RBC Capital Markets Corporation (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).
10.46		Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of Midwest Bank and Trust Company, Elmwood Park, Illinois, the Federal Deposit Insurance Corporation and FirstMerit Bank, N.A., dated as of May 14, 2010. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).
10.47		FirstMerit Bank Cash-Settled Value Appreciation Instrument, dated May 14, 2010 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).
10	.48*	FirstMerit Corporation Amended and Restated Executive Cash Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).
10	.50*	Form of Director Annual Restricted Stock Award (filed herewith).
10	.51*	Form of Employee Restricted Stock Award (Change in Control) (filed herewith).
10	.52*	Form of Employee Restricted Stock Award (no Change in Control) (filed herewith).
21		Subsidiaries of FirstMerit (filed herewith).
23		Consent of Ernst & Young LLP (filed herewith).
24		Power of Attorney (filed herewith).
31.1		Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
31.2		Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).

Exhibit
Number	Description

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).
101.1	The following financial information from FirstMerit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.