Form 10-Q
period 2011-03-31
FIRSTMERIT CORP /OH/
filed 2011-04-28
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of April 25, 2011, 109,245,672 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31,	December 31,	March 31,
(Unaudited, except December 31, 2010, which is derived from the audited financial statements)	2011	2010	2010
ASSETS
Cash and due from banks	$168,528	$157,415	$171,793
Interest-bearing deposits in banks	470,253	365,698	550,145

Total cash and cash equivalents	638,781	523,113	721,938
Investment securities
Held-to-maturity	65,923	59,962	67,256
Available-for-sale	3,362,751	2,987,040	3,101,740
Other investments	160,818	160,752	132,043
Loans held for sale	13,443	41,340	16,009
Noncovered loans:
Commercial loans	4,565,376	4,527,497	4,389,859
Mortgage loans	399,380	403,843	447,575
Installment loans	1,282,170	1,308,860	1,382,522
Home equity loans	736,947	749,378	766,073
Credit card loans	141,864	149,506	145,029
Leases	60,487	63,004	59,464

Total noncovered loans	7,186,224	7,202,088	7,190,522
Allowance for noncovered loan losses	(114,690)	(114,690)	(117,806)

Net noncovered loans	7,071,534	7,087,398	7,072,716
Covered loans (includes loss share receivable of $266 million $289 million, and $88 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.)	1,870,255	1,976,754	267,864
Allowance for covered loan losses	(28,405)	(13,733)	—

Net covered loans	1,841,850	1,963,021	267,864
Net loans	8,913,384	9,050,419	7,340,580
Premises and equipment, net	192,630	197,866	164,408
Goodwill	460,044	460,044	187,945
Intangible assets	9,868	10,411	5,659
Other real estate covered by FDIC loss share	58,688	54,710	22,754
Accrued interest receivable and other assets	590,179	589,057	564,257

Total assets	$14,466,509	$14,134,714	$12,324,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,925,088	$2,790,550	$2,217,714
Demand-interest bearing	815,593	868,404	686,503
Savings and money market accounts	5,188,815	4,811,784	4,103,657
Certificates and other time deposits	2,466,450	2,797,268	2,362,135

Total deposits	11,395,946	11,268,006	9,370,009

Federal funds purchased and securities sold under agreements to repurchase	952,995	777,585	896,330
Wholesale borrowings	325,046	326,007	677,715
Accrued taxes, expenses, and other liabilities	272,565	255,401	227,814

Total liabilities	12,946,552	12,626,999	11,171,868

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value:
authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value:
designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value:
designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value:
authorized 300,000,000 shares; issued 115,121,731, 115,121,731 and 97,521,571 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	127,937	127,937	127,937
Capital surplus	488,770	485,567	171,330
Accumulated other comprehensive loss, net	(25,765)	(26,103)	(20,983)
Retained earnings	1,091,160	1,080,900	1,045,195
Treasury stock, at cost, 6,387,924, 6,305,218 and 6,711,936 shares at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	(162,145)	(160,586)	(170,758)

Total shareholders’ equity	1,519,957	1,507,715	1,152,721

Total liabilities and shareholders’ equity	$14,466,509	$14,134,714	$12,324,589

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended
(Unaudited)	March 31,
(Dollars in thousands except per share data)	2011	2010
Interest income:
Interest and fees on loans, including held for sale	$114,555	$83,645
Investment securities
Taxable	21,485	24,870
Tax-exempt	3,195	3,339

Total investment securities interest	24,680	28,209
Total interest income	139,235	111,854

Interest expense:
Interest on deposits:
Demand-interest bearing	184	152
Savings and money market accounts	7,845	7,601
Certificates and other time deposits	6,827	6,406
Interest on securities sold under agreements to repurchase	915	1,127
Interest on wholesale borrowings	1,640	6,174

Total interest expense	17,411	21,460

Net interest income	121,824	90,394
Provision for loan losses noncovered	17,018	25,493
Provision for loan losses covered	5,331	—

Net interest income after provision for loan losses	99,475	64,901

Other income:
Trust department income	5,514	5,281
Service charges on deposits	14,910	15,366
Credit card fees	12,207	11,558
ATM and other service fees	2,917	2,509
Bank owned life insurance income	5,241	5,652
Investment services and insurance	2,447	1,928
Loan sales and servicing income	5,012	3,237
Gain on George Washington acquisition	—	1,041
Other operating income	4,508	3,328

Total other income	52,756	49,900

Other expenses:
Salaries, wages, pension and employee benefits	59,871	48,156
Net occupancy expense	8,594	7,140
Equipment expense	6,836	6,050
Stationery, supplies and postage	2,705	2,693
Bankcard, loan processing and other costs	7,562	7,818
Professional services	5,793	5,237
Amortization of intangibles	543	234
FDIC expense	4,366	3,765
Other operating expense	18,175	12,920

Total other expenses	114,445	94,013

Income before federal income tax expense	37,786	20,788
Federal income tax expense	10,226	5,398

Net income	$27,560	$15,390

Other comprehensive income, net of taxes
Unrealized securities’ gains, net of taxes	$338	$4,476

Total other comprehensive gain, net of taxes	338	4,476

Comprehensive income	$27,898	$19,866

Net income applicable to common shares	$27,560	$15,390

Net income used in diluted EPS calculation	$27,560	$15,390

Weighted average number of common shares outstanding — basic	108,769	87,771

Weighted average number of common shares outstanding — diluted	108,770	87,777

Basic earnings per share	$0.25	$0.18

Diluted earnings per share	$0.25	$0.18

Dividend per share	$0.16	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Common		Other			Total
(Unaudited)	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
(In thousands)	Stock	Stock	Warrant	Surplus	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	15,390	—	15,390
Cash dividends — common stock ($0.16 per share)	—	—	—	—	—	(13,820)	—	(13,820)
Options exercised (29,161 shares)	—	—	—	(185)	—	—	677	492
Nonvested (restricted) shares granted (4,375 shares)	—	—	—	(99)	—	—	99	—
Restricted stock activity (115,477 shares)	—	—	—	523	—	—	(2,509)	(1,986)
Deferred compensation trust (8,828 increase in shares)	—	—	—	(24)	—	—	24	—
Share-based compensation	—	—	—	2,543	—	—	—	2,543
Issuance of common stock (3,887,700 shares)	—	—	—	79,999	—	—	—	79,999
Net unrealized gains on investment securities, net of taxes	—	—	—	—	4,476	—	—	4,476

Balance at March 31, 2010	$—	$127,937	$—	$171,330	$(20,983)	$1,045,195	$(170,758)	$1,152,721

Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	27,560	—	27,560
Cash dividends — common stock ($0.16 per share)	—	—	—	—	—	(17,300)	—	(17,300)
Nonvested (restricted) shares granted (8,000 shares)	—	—	—	(171)	—	—	171	—
Restricted stock activity (90,706 shares)	—	—	—	139	—	—	(1,696)	(1,557)
Deferred compensation trust (8,670 decrease in shares)	—	—	—	34	—	—	(34)	—
Share-based compensation	—	—	—	3,201	—	—	—	3,201
Net unrealized gains on investment securities, net of taxes	—	—	—	—	338	—	—	338

Balance at March 31, 2011	$—	$127,937	$—	$488,770	$(25,765)	$1,091,160	$(162,145)	$1,519,957

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Unaudited)	March 31,
(Dollars in thousands)	2011	2010
Operating Activities
Net income	$27,560	$15,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,349	25,493
Depreciation and amortization	5,738	5,277
Benefit attributable to FDIC loss share	15,179	—
Accretion of acquired loans	(34,698)	—
Accretion income for lease financing	(650)	(3,116)
Amortization of investment securities premiums, net	3,909	1,971
Gain on acquisition	—	(1,041)
Originations of loans held for sale	(100,995)	(79,771)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	131,320	81,893
Gains on sales of loans, net	(2,428)	(1,303)
Amortization of intangible assets	543	234
Net change in assets and liabilities:
Interest receivable	(415)	(1,633)
Interest payable	(726)	1,415
Other noncovered real estate and other property	(11,238)	(1,948)
Prepaid assets	(131)	(719)
Accounts payable	(4,603)	2,114
Other receivables	(483)	741
Bank owned life insurance	(1,183)	(1,513)
Employee pension liability	1,157	15,711
Other assets and liabilities	(4,401)	(14,266)

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,804	44,929
Investing Activities
Dispositions of investment securities:
Available-for-sale — sales	—	12,161
Available-for-sale — maturities	268,265	153,567
Purchases of available-for-sale investment securities	(612,201)	(714,255)
Net decrease (increase) in loans and leases	130,770	(12,299)
Purchases of premises and equipment	(504)	(2,266)
Sales of premises and equipment	2	—
Net cash acquired from acquisitions	—	929,643

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(213,668)	366,551
Financing Activities
Net increase (decrease) in demand accounts	81,727	(3,671)
Net increase in savings and money market accounts	377,031	232,767
Net (decrease) increase in certificates and other time deposits	(330,818)	18,049
Net increase (decrease) in securities sold under agreements to repurchase	175,410	(100,015)
Net decrease in wholesale borrowings	(961)	(62,390)
Net proceeds from issuance of common stock	—	79,999
Cash dividends — common	(17,300)	(13,820)
Restricted stock activity	(1,557)	(1,986)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	—	492

NET CASH PROVIDED BY FINANCING ACTIVITIES	283,532	149,425

Increase in cash and cash equivalents	115,668	560,905
Cash and cash equivalents at beginning of period	523,113	161,033

Cash and cash equivalents at end of period	$638,781	$721,938

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$10,099	$12,908

Federal income taxes	$—	$797

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2011 (Unaudited) (Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
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
     The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of March 31, 2011 and 2010 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.
     There have been no significant changes to the Corporation’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.
     In preparing these accompanying unaudited interim consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. No material subsequent events have occurred requiring recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.
     Recently Adopted and Issued Accounting Standards -
     FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend ASC 820, Fair Value Measurement and Disclosures, (“ASC 820”) to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about gross purchases, sales, issuances and settlements. Except for the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to

ASC 820 made by ASU 2010-06 were effective for the Corporation on January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements was effective for the Corporation as of January 1, 2011. All required disclosures are incorporated into Note 11 (Fair Value Measurement).
     FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, which requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivables level. As it relates to disclosures as of the end of a reporting period, ASU 2010-20 was effective for the Corporation as of December 31, 2010. Disclosures that relate to activity during a reporting period were required for the Corporation in the period beginning January 1, 2011 and are incorporated into Note 4 (Loan) and Note #ALL (Allowance for Loan Losses). In January 2011, the FASB temporarily deferred the effective date for disclosures about troubled debt restructurings under ASU 2010-20. See ASU 2011-2 below which requires disclosures about troubled debt restructurings under ASU 2010-20 on a prospective basis beginning in the quarter ended September 30, 2011.
     FASB ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test under ASC 350, Intangibles-Goodwill and Other (“ASC 350”), for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors (as defined in ASC 350) indicating that an impairment may exist. This guidance was effective for the Corporation as of January 1, 2011. The adoption of ASU 2010-28 did not have an impact on the Corporation’s consolidated financial statements.
     FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010-29, which clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for the Corporation prospectively for business combinations for which the acquisition date is on or after the January 1, 2011.
     FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the Corporation beginning in the quarter ended September 30, 2011 and are to be applied retrospectively to January 1, 2011. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, will be effective on a prospective basis beginning in the quarter ended September 30, 2011. The Corporation has not completed evaluating the impact of ASU 2011-02 on its consolidated financial statements.

2. Business Combinations
     First Bank Branches
     On February 19, 2010, the Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 24 branches of First Bank located in the greater Chicago, Illinois area. This acquisition was accounted for under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”).
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

     All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the purchased loans is being accreted to interest income over the remaining term of the loans in accordance with ASC 310, Receivable (“ASC 310”).
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
     The loans and other real estate (collectively referred to as “Covered Assets”) acquired are covered by a Loss Share Agreement between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under the Loss Share Agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as “Covered Loans”. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other tangible assets.
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
     The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the Covered Loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these Covered Loans was $88.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax. These fair value estimates reflect the additional information that the Corporation obtained during the quarters ended June 30, 2010 and September 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the Covered Loans increased by $6.3 million, the FDIC loss share receivable on the Covered Loans decreased by $7.5 million, and other liabilities increased $5.2 million as of February 19, 2010 from that originally reported in the quarter ended March 31, 2010. These revised estimates resulted in a decrease of $4.0 million to the bargain purchase gain from that originally reported in the quarter ended March 31, 2010, which is included in noninterest income in the consolidated statements of income and comprehensive income for the quarter ended March 31, 2010.

     In accordance with the Loss Share Agreements, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the Loss Share Agreements) for every consecutive twelve-month period prior to and ending on the George Washington True-Up Measurement Date. As of the date of the acquisition, the true-up liability was estimated to be $5.2 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. Additional information can be found in Note 11 (Fair Value Measurement).
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

	As Recorded	Fair Value	As Recorded by
Assets	by FDIC	Adjustments	FirstMerit Bank, N.A.
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loan	254,492	(117,879)	136,613
Mortgage loan	27,218	(2,860)	24,358
Installment loan	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable — loans	—	88,694	88,694

Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Loss share receivable — other real estate	—	11,339	11,339
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760

Total liabilities assumed	$398,303	$10,112	$408,415

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
     The loans and other real estate acquired are covered by a loss share agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements with the FDIC, including investment securities purchased at fair market value and other tangible assets.
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
     The acquisitions of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $260.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million. These estimated fair values reflect the additional information that the Corporation obtained during the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the Covered Loans decreased by $39.4 million, the FDIC loss share receivable on the Covered Loans increased by $23.9 million, accrued interest increased by $5.4 million, other assets increased by $20.6 million and other liabilities decreased by $2.3 million as of May 14, 2010 from that originally reported in the quarter ended June 30, 2010. These revised estimates resulted in a decrease of goodwill by $5.6 million from that originally reported in the quarter ended June 30, 2010 to $272.1 million, which was recognized in the quarter ended June 30, 2010 and which is reflected in the March 31, 2011 consolidated balance sheet.
     In accordance with the Loss Share Agreements, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank; minus (ii) the aggregate of all of the payments made or payable to the FDIC. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of the date of acquisition, the true-up liability was estimated to be $6.3 million and wais recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. Additional information can be found in Note 11 (Fair Value Measurement).
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

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Covered loans
Commercial loans	1,840,001	(317,526)	1,522,475
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,152,132	(371,268)	1,780,864
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	(5,436)	—
Loss share receivable — loans	—	260,730	260,730

Total covered loans and loss share receivable	2,152,103	(110,509)	2,041,594
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	(1,165)	26,155
Loss share receivable — other real estate	—	2,196	2,196
Goodwill	—	272,099	272,099
Other assets	9,838	19,054	28,892

Total assets acquired	$3,033,823	$188,131	$3,221,954

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	6,256	6,256
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$98,622	$2,994,415

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

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$409,090	$549	$(248)	$409,391
U.S. States and political subdivisions	292,531	5,468	(1,271)	296,728
Residential mortgage-backed securities:
U.S. government agencies	1,464,666	49,591	(1,737)	1,512,520
Residential collateralized mortgage-backed securities:
U.S. government agencies	999,719	16,194	(2,557)	1,013,356
Non-agency	77,517	97	(5)	77,609
Corporate debt securities	61,448	—	(12,140)	49,308

Total debt securities	3,304,971	71,899	(17,958)	3,358,912
Marketable equity securities	3,839	—	—	3,839

Total securities available for sale	$3,308,810	$71,899	$(17,958)	$3,362,751

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$65,923	$—	$—	$65,923

Total securities held to maturity	$65,923	$—	$—	$65,923

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$399,122	$703	$(194)	$399,631
U.S. States and political subdivisions	296,327	3,537	(2,119)	297,745
Residential mortgage-backed securities:
U.S. government agencies	1,343,021	52,230	(547)	1,394,704
Residential collateralized mortgage-backed securities:
U.S. government agencies	814,774	18,223	(2,306)	830,691
Non-agency	15,018	—	—	15,018
Corporate debt securities	61,435	—	(16,106)	45,329

Total debt securities	2,929,697	74,693	(21,272)	2,983,118
Marketable equity securities	3,922	—	—	3,922

Total securities available for sale	$2,933,619	$74,693	$(21,272)	$2,987,040

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$59,962	$—	$—	$59,962

Total securities held to maturity	$59,962	$—	$—	$59,962

	March 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
	$280,333	$50	$(743)	$279,640
U.S. States and political subdivisions	288,439	4,964	(417)	292,986
Residential mortgage-backed securities:
U.S. government agencies	1,653,689	56,189	(299)	1,709,579
Residential collateralized mortgage-backed securities:
U.S. government agencies	752,443	20,103	(228)	772,318
Non-agency	20	—	(1)	19
Corporate debt securities	61,397	—	(17,603)	43,794

Total debt securities	3,036,321	81,306	(19,291)	3,098,336
Marketable equity securities	3,404	—	—	3,404

Total securities available for sale	$3,039,725	$81,306	$(19,291)	$3,101,740

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$67,256	$—	$—	$67,256

Total securities held to maturity	$67,256	$—	$—	$67,256

     Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheet.

	March 31,	December 31,	March 31,
	2011	2010	2010
FRB stock	$20,804	$20,725	$9,064
FHLB stock	139,398	139,398	122,312
Other	616	629	667

Total other investments	$160,818	$160,752	$132,043

     FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. The $11.7 million increase in FRB stock from March 31, 2010 is a result of the acquisition of FRB stock related to the Midwest acquisition. The $17.0 million increase in FHLB stock from March 31, 2010 is a result of the acquired FHLB Chicago stock related to the Midwest acquisition. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
     At March 31, 2011, securities totaling $2.2 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.
Gross Unrealized Losses and Fair Value
     The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	March 31, 2011
	Less than 12 months			12 months or longer			Total
			Number of Impaired			Number of Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$153,756	$(248)	11	$—	$—	—	$153,756	$(248)
U.S. States and political subdivisions	55,412	(1,248)	94	660	(23)	1	56,072	(1,271)
Residential mortgage-backed securities:
U.S. government agencies	243,316	(1,734)	20	173	(3)	1	243,489	(1,737)
Residential collateralized mortgage-backed securities:
U.S. government agencies	387,309	(2,562)	26	—	—	—	387,309	(2,562)
Corporate debt securities	—	—	—	49,308	(12,140)	8	49,308	(12,140)

Total temporarily impaired securities	$839,793	$(5,792)	151	$50,141	$(12,166)	10	$889,934	$(17,958)

	December 31, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Impaired			Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$109,238	$(194)	8	$—	$—	—	$109,238	$(194)
U.S. States and political subdivisions	105,530	(2,095)	164	665	(24)	1	106,195	(2,119)
Residential mortgage-backed securities:
U.S. government agencies	67,474	(544)	7	195	(3)	1	67,669	(547)
Residential collateralized mortgage-backed securities:
U.S. government agencies	188,264	(2,306)	17	—	—	—	188,264	(2,306)
Non-agency	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	45,329	(16,106)	8	45,329	(16,106)

Total temporarily impaired securities	$470,506	$(5,139)	196	$46,189	$(16,133)	10	$516,695	$(21,272)

	March 31, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Impaired			Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agencies	$232,571	$(743)	15	$—	$—	—	$232,571	$(743)
U.S. States and political subdivisions	39,342	(417)	63	—	—	—	39,342	(417)
Residential mortgage-backed securities:
U.S. government agencies	131,708	(296)	9	238	(3)	1	131,946	(299)
Residential collateralized mortgage-backed securities:
U.S. government agencies	164,827	(228)	13	—	—	—	164,827	(228)
Non-agency	4	(1)	1	—	—	—	4	(1)
Corporate debt securities	—	—	—	43,794	(17,603)	8	43,794	(17,603)

Total temporarily impaired securities	$568,452	$(1,685)	101	$44,032	$(17,606)	9	$612,484	$(19,291)

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
     As of March 31, 2011, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at March 31, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
Realized Gains and Losses
     There were no sales of available-for-sale securities during the quarter ended March 31, 2011. Proceeds from sales of available-for-sale securities were $12.2 million for the quarter ended March 31, 2010. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method. There were no realized gains or losses on the sales of available-for-sale securities during the quarters ended March 31, 2011 and 2010.
Contractual Maturity of Debt Securities
     The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of March 31, 2011. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

				Residential	Residential
			Residential	collateralized	collateralized
		U.S. States and	mortgage-backed	mortgage	mortgage
	U.S. Government	political	securities - U.S.	obligations - U.S.	obligations - non -
	agency	subdivisions	govt. agency	govt. agency	U.S. govt. agency	Corporate debt		Weighted
	debentures	obligations	obligations	obligations	issued	securities	Total	Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$288,229	$13,323	$2,719	$44,422	$—	$—	$348,693	1.42%
Over one year through five years	121,162	16,711	1,443,728	947,417	62,962	—	2,591,980	2.95%
Over five years through ten years	—	117,141	66,073	21,517	14,647	—	219,378	4.41%
Over ten years	—	149,553	—	—	—	49,308	198,861	4.65%

Fair Value	$409,391	$296,728	$1,512,520	$1,013,356	$77,609	$49,308	$3,358,912	3.00%

Amortized Cost	$409,090	$292,531	$1,464,666	$999,719	$77,517	$61,448	$3,304,971

Weighted-Average Yield	0.74%	5.87%	3.65%	2.43%	0.73%	1.02%	3.00%
Weighted-Average Maturity	1.2	9.4	3.3	2.8	4.5	16.6	3.7

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$17,682	$—	$—	$—	$—	$17,682	4.23%
Over one year through five years	—	9,594	—	—	—	—	9,594	4.47%
Over five years through ten years	—	3,822	—	—	—	—	3,822	4.47%
Over ten years	—	34,825	—	—	—	—	34,825	7.33%

Fair Value	$—	$65,923	$—	$—	$—	$—	$65,923	5.92%

Amortized Cost	$—	$65,923	$—	$—	$—	$—	$65,923

Weighted-Average Yield		5.92%					5.92%
Weighted-Average Maturity		8.7					8.7

4. Loans
     Total non-covered and covered loans outstanding as of March 31, 2011, December 31, 2010 and March 31, 2010 were as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010
Commercial loans	$4,565,376	$4,527,497	$4,389,859
Mortgage loans	399,380	403,843	447,575
Installment loans	1,282,170	1,308,860	1,382,522
Home equity loans	736,947	749,378	766,073
Credit card loans	141,864	149,506	145,029
Leases	60,487	63,004	59,464

Total non-covered loans(a)	7,186,224	7,202,088	7,190,522
Allowance for non-covered loan losses	(114,690)	(114,690)	(117,806)

Net non-covered loans	7,071,534	7,087,398	7,072,716
Covered loans (b)	1,870,255	1,976,754	267,864
Allowance for covered loan losses	(28,405)	(13,733)	—

Net covered loans	1,841,850	1,963,021	267,864

Net loans	$8,913,384	$9,050,419	$7,340,580

(a)	Includes acquired, non-covered loans of $196.3 million, $265.5 million and $354.1 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

(b)	Includes loss share receivable of $266 million, $289 million and $88 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
     Originated loans are presented net of deferred loan origination fees and costs which amounted to $4.0 million, $3.6 million, and $1.8 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Acquired loans, including Covered Loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 2 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by Loss Share Agreements which afford the Bank significant loss protection. Loans covered under Loss Share Agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets. The Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Bank and/or the purchase price.
Acquired Loans
     The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Acquired impaired loans are not classified as nonperforming assets at March 31, 2011 as the loans are considered to be performing under ASC 310-30.
     All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the First Bank acquired loans is being accreted to interest income over the remaining term of the loans.

     The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect. The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $2.0 billion as of March 31, 2011.
     The excess of an Acquired Impaired Loan’s cash flows expected to be collected over the initial investment in the loan is represented by the accretable yield. An Acquired Impaired Loan’s contractually required payments in excess of the amount of its cash flows expected to be collected are represented by its nonaccretable balance. The nonaccretable balance represents expected credit impairment on the loans and is only recognized in income if the payments on the loan exceed the recorded fair value of the loan. The majority of the nonaccretable balance on Acquired Impaired Loans is expected to be received through Loss Share Agreements and is recorded as part of the covered loans in the balance sheet.
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
     Changes in the carrying amount of accretable yield for Acquired Impaired Loans were as follows for the quarters ended March 31, 2011 and 2010 and the year ended December 31, 2010:

	Three months ended		Year ended		Three months ended
	March 31, 2011		December 31, 2010		March 31, 2010
		Carrying		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of	Accretable	Amount of
	Yield	Loans	Yield	Loans	Yield	Loans
Balance at beginning of period	$227,652	$1,512,817	$—	$—	$—	$—
Loans acquired	—	—	260,751	1,794,593	24,720	154,065
Accretion	(35,887)	35,887	(83,782)	83,782	(1,063)	1,063
Net Reclassifications from non-accretable to accretable	9,299	—	50,683	—	(255)	—
Payments, received, net	—	(122,946)	—	(365,558)	—	(2,905)
Disposals	(565)	—	—	—	(50)	—

Balance at end of period	$200,499	$1,425,758	$227,652	$1,512,817	$23,352	$152,223

     Amortization of the loss share receivable for acquired loans is recognized through interest income and was $11.6 million for the three months ended March 31, 2011.

Credit Quality Disclosures
     The quality of the Corporation’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Corporation. These credit quality ratings are an important part of the Corporation’s overall credit risk management process and evaluation of the allowance for credit losses (see Note 5 Allowance for Loan Losses).
     Generally, loans, except for certain commercial, credit card and mortgage loans, and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are in the process of collection and, in Management’s opinion, are fully secured. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.
     The following tables provide a summary of loans by portfolio type, including the delinquency status of those loans that continue to accrue interest and those loans that are nonaccrual.

As of March 31, 2011
							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Legacy Loans	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$17,096	$1,679	$5,700	$24,475	$2,110,808	$2,135,283	$—	$6,090
CRE	15,644	3,836	46,562	66,042	1,935,381	2,001,423	963	52,657
Construction	6,882	3,899	11,562	22,343	236,675	259,018	—	12,392
Leases	—	—	—	—	60,487	60,487	—	—
Consumer
Installment	10,214	2,779	6,128	19,121	1,260,046	1,279,167	1,156	1,149
Home Equity Lines	3,116	1,385	353	4,854	710,045	714,899	353	1,438
Credit Cards	1,085	831	1,224	3,140	138,724	141,864	461	1,089
Residential Mortgages	9,507	1,991	8,472	19,970	377,862	397,832	2,693	7,784

Total	$63,544	$16,400	$80,001	$159,945	$6,830,028	$6,989,973	$5,626	$82,599

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Acquired Loans (Noncovered)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$215	$—	$81	$296	$55,163	$55,459	$10	$72
CRE	4,063	1,376	35	5,474	108,719	114,193	—	35
Consumer
Installment	3	12	16	31	2,972	3,003	16	—
Home Equity Lines	23	50	—	73	21,975	22,048	—	—
Residential Mortgages	65	—	—	65	1,483	1,548	—	—

Total	$4,369	$1,438	$132	$5,939	$190,312	$196,251	$26	$107

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Covered Loans(a)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	$6,720	$8,942	$57,060	$72,722	$185,405	$258,127
CRE	33,923	19,262	204,726	257,911	718,706	976,617
Construction	4,170	4,441	71,386	79,997	30,050	110,047
Consumer
Installment	205	9	1,084	1,298	11,149	12,447
Home Equity Lines	1,072	1,456	1,350	3,878	151,674	155,552
Residential Mortgages	18,369	676	12,161	31,206	60,278	91,484

Total	$64,459	$34,786	$347,767	$447,012	$1,157,262	$1,604,274

(a)	Excludes loss share receivable of $266 million as of March 31, 2011.

(b)	Acquired impaired loans were not classified as nonperforming assets at March 31, 2011 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2010
							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Legacy Loans	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$5,280	$7,592	$12,553	$25,425	$1,960,404	$1,985,829	$4,692	$8,368
CRE	10,801	3,832	58,977	73,610	1,953,710	2,027,320	1,908	65,096
Construction	1,490	1,777	18,639	21,906	255,253	277,159	2,795	16,364
Leases	—	—	—	—	63,004	63,004	—	—
Consumer
Installment	14,486	4,491	7,059	26,036	1,279,307	1,305,343	1,929	3,724
Home Equity Lines	2,500	755	744	3,999	722,351	726,350	744	72
Credit Cards	1,570	975	1,337	3,882	145,624	149,506	371	966
Residential Mortgages	10,574	1,665	14,815	27,054	375,022	402,076	8,768	10,004

Total	$46,701	$21,087	$114,124	$181,912	$6,754,675	$6,936,587	$21,207	$104,594

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Acquired Loans (Noncovered)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$1,939	$511	$703	$3,153	$92,995	$96,148	$703	$—
CRE	493	16,650	38	17,181	123,860	141,041	38	—
Consumer
Installment	40	16	23	79	3,438	3,517	23	—
Home Equity Lines	105	24	46	175	22,853	23,028	46	—
Residential Mortgages	65	—	—	65	1,702	1,767	—	93

Total	$2,642	$17,201	$810	$20,653	$244,848	$265,501	$810	$93

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Covered Loans(a)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	$5,509	$2,911	$70,588	$79,008	$180,186	$259,194
CRE	29,241	16,761	208,820	254,822	763,393	1,018,215
Construction	2,179	2,458	83,969	88,606	28,564	117,170
Consumer
Installment	667	493	36	1,196	10,327	11,523
Home Equity Lines	1,476	738	443	2,657	183,277	185,934
Residential Mortgages	14,975	3,625	12,320	30,920	65,193	96,113

Total	$54,047	$26,986	$376,176	$457,209	$1,230,940	$1,688,149

(a)	Excludes loss share receivable of $289 million as of December 31, 2010.

(b)	Acquired impaired loans were not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.
     At March 31, 2010, the investment in nonaccrual (non-covered) loans was $112.0 million, and loans past due 90 days or more and accruing interest was $21.1 million.
     Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower.

Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management become aware of information during a borrower’s ability to fulfill its obligation.
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
     “Loss” Loans (Grade 8) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. These loans are charged off when loss is identified.
     The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of March 31, 2011

	Commercial
Legacy Loans	C&I	CRE	Construction	Leases
Grade 1	$45,658	$11,062	$1,353	$7,732
Grade 2	91,210	3,377	2,843	—
Grade 3	322,185	248,224	40,705	4,097
Grade 4	1,572,599	1,504,267	182,071	48,322
Grade 5	55,624	96,440	7,261	187
Grade 6	47,859	137,740	24,785	149
Grade 7	148	313	—	—
Grade 8	—	—	—	—

	$2,135,283	$2,001,423	$259,018	$60,487

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$1,260,046	$710,045	$138,724	$377,862
30-59 Days Past Due	10,214	3,116	1,085	9,507
60-89 Days Past Due	2,779	1,385	831	1,991
≥ 90 Days Past Due	6,128	353	1,224	8,472

	$1,279,167	$714,899	$141,864	$397,832

	Commercial
Acquired Loans (Noncovered)	C&I	CRE	Construction	Leases
Grade 1	$753	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	150	3,696	—	—
Grade 4	54,164	108,500	—	—
Grade 5	—	—	—	—
Grade 6	392	1,997	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$55,459	$114,193	$—	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$2,972	$21,975	$—	$1,483
30-59 Days Past Due	3	23	—	65
60-89 Days Past Due	12	50	—	—
≥ 90 Days Past Due	16	—	—	—

	$3,003	$22,048	$—	$1,548

	Commercial
Covered Loans	C&I	CRE	Construction	Leases
Grade 1	$794	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,964	5,584	—	—
Grade 4	107,152	408,683	4,521	—
Grade 5	57,338	209,800	3,408	—
Grade 6	76,113	308,729	64,968	—
Grade 7	12,766	43,821	37,150	—
Grade 8	—	—	—	—

	$258,127	$976,617	$110,047	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$11,149	$151,674	$—	$60,278
30-59 Days Past Due	205	1,072	—	18,369
60-89 Days Past Due	9	1,456	—	676
≥ 90 Days Past Due	1,084	1,350	—	12,161

	$12,447	$155,552	$—	$91,484

As of December 31, 2010

	Commercial
Legacy Loans	C&I	CRE	Construction	Leases
Grade 1	$66,802	$13,387	$3,301	$8,069
Grade 2	64,740	4,462	6,700	—
Grade 3	260,351	278,274	39,986	11,414
Grade 4	1,476,930	1,486,620	188,949	43,210
Grade 5	61,284	87,155	8,055	311
Grade 6	55,720	157,422	30,168	—
Grade 7	2	—	—	—
Grade 8	—	—	—	—

	$1,985,829	$2,027,320	$277,159	$63,004

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$1,279,307	$722,351	$145,624	$375,022
30-59 Days Past Due	14,486	2,500	1,570	10,574
60-89 Days Past Due	4,491	755	975	1,665
≥ 90 Days Past Due	7,059	744	1,337	14,815

	$1,305,343	$726,350	$149,506	$402,076

	Commercial
Acquired Loans (Noncovered)	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	451	5,934	—	—
Grade 4	95,392	133,613	—	—
Grade 5	5	—	—	—
Grade 6	300	1,494	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$96,148	$141,041	$—	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$3,438	$22,853	$—	$1,702
30-59 Days Past Due	40	105	—	65
60-89 Days Past Due	16	24	—	—
≥ 90 Days Past Due	23	46	—	—

	$3,517	$23,028	$—	$1,767

	Commercial
Covered Loans	C&I	CRE	Construction	Leases
Grade 1	$641	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,045	1,337	—	—
Grade 4	111,792	430,553	4,262	—
Grade 5	63,624	221,020	3,260	—
Grade 6	67,253	317,134	69,998	—
Grade 7	12,839	48,171	39,650	—
Grade 8	—	—	—	—

	$259,194	$1,018,215	$117,170	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$10,327	$183,277	$—	$65,193
30-59 Days Past Due	667	1,476	—	14,975
60-89 Days Past Due	493	738	—	3,625
≥ 90 Days Past Due	36	443	—	12,320

	$11,523	$185,934	$—	$96,113

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
     The Corporation’s historical loss component is the most significant of the allowance for loan losses components and is based on historical loss experience by credit-risk grade (for commercial loan pools) and payment status (for mortgage and consumer loan pools). Balances by credit-risk grade and payment status, as well as descriptions of the credit-risk grades are included in Note 4 (Loans). The historical loss experience component of the allowance for loan losses represents the results of migration analysis of historical net charge-offs for portfolios of loans (including groups of commercial loans within each credit-risk grade and groups of consumer loans by payment status). For measuring loss exposure in a pool of loans, the historical net charge-off or migration experience is utilized to estimate expected losses to be realized from the pool of loans.
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
     The activity within the allowance for loan loss for noncovered loans, by portfolio type, for the quarter ended March 31, 2011 is shown in the following table:

For the quarter ended March 31, 2011
						Home	Credit	Residential
Legacy Loans	C&I	CRE	Construction	Leases	Installment	Equity Lines	Cards	Mortgages	Total

Beginning Balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(4,715)	(1,851)	(1,358)	—	(8,091)	(2,815)	(2,318)	(1,664)	(22,812)
Recoveries	526	1	81	32	3,719	699	647	89	5,794
Provision	6,074	2,952	1,736	(27)	3,526	1,782	(724)	1,699	17,018

Ending Balance	$31,649	$33,128	$7,639	$480	$20,709	6,883	8,712	5,490	$114,690

Ending Balance: Individually Evaluated	$156	$3,932	$1,622	$—	$336	8	162	896	$7,112

Ending Balance: Collectively Evaluated	$31,493	$29,196	$6,017	$480	$20,373	6,875	8,550	4,594	$107,578

Loans:
Ending Balance	$2,135,283	$2,001,423	$259,018	$60,487	$1,279,167	714,899	141,864	397,832	$6,989,973

Ending Balance: Individually Evaluated	$4,629	$53,551	$12,555	$—	$8,333	1,307	2,836	13,031	$96,242

Ending Balance: Collectively Evaluated	$2,130,654	$1,947,872	$246,463	$60,487	$1,270,834	713,592	139,028	384,801	$6,893,731

     The activity within the allowance for loan loss for noncovered loans for the year ended December 31, 2010 and the quarter ended March 31, 2010 is shown in the following table:

	Year ended	Quarter ended
	December 31,	March 31,
Allowance for Noncovered Loan Losses	2010	2010
Balance at beginning of period	$115,092	$115,092
Loans charged off:
C&I, CRE and Construction	39,766	8,895
Residential Mortgages	5,156	1,646
Installment	34,054	8,805
Home equity lines	7,912	2,070
Credit cards	13,577	4,168
Leases	896	20
Overdrafts	3,171	591

Total charge-offs	104,532	26,195

Recoveries:
C&I, CRE and Construction	1,952	372
Residential Mortgages	263	25
Installment	13,047	2,017
Home equity lines	1,599	257
Credit cards	2,199	473
Manufactured housing	156	31
Leases	267	9
Overdrafts	864	232

Total recoveries	20,347	3,416

Net charge-offs	84,185	22,779
Provision for loan losses	83,783	25,493

Balance at end of period	$114,690	$117,806

     To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended March 31, 2011, the Corporation increased its allowance for covered loan losses to $28.4 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance from the prior quarter ended December 31, 2010 was recorded by a charge to the provision for covered loan losses of $20.5 million and an increase of $15.2 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.
     To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the Loss Share Agreements exceeds any remaining credit discount. The Corporation did not recognize a provision for loan losses on any Acquired Non-Impaired Loans in the quarter ended March 31, 2011.
     The activity within the allowance for loan loss for covered loans for the quarters ended March 31, 2011 and 2010 and the year ended December 31, 2010 is shown in the following table:

	Three months ended	Year ended	Three months ended
Allowance for Covered Loan Losses	March 31, 2011	December 31, 2010	March 31,2010
Balance at beginning of the period	$13,733	$—	$—

Provision for loan losses before benefit attributable to FDIC loss share agreements	20,510	27,184	—
Benefit attributable to FDIC loss share agreements	(15,179)	(22,752)	—

Net provision for loan losses, covered	5,331	4,432	—

Increase in indemnification asset	15,179	22,752	—

Loans charged-off	(5,838)	(13,451)	—

Balance at end of the period	$28,405	$13,733	$—

Credit Quality Disclosures
     A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as troubled debt restructurings (“TDRs”). Aggregated consumer loans, mortgage loans, and leases classified as nonaccrual are excluded from impaired loans. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans.
     In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified TDRs unless the modification is short-term, typically less than 90 days or does not include any provision other than extension of maturity date. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

     Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the Loss Share Agreements. As of March 31, 2011 and December 31, 2010, TDRs on Acquired Impaired Loans were $43.7 million and $37.2 million, respectively. There were no TDRs on Acquired Impaired Loans as of March 31, 2010.
     Included in certain loan categories in the tables below are TDRs, excluding TDRs on Acquired Impaired Loans, of $33.7 million, $46.8 million and $47.4 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The Corporation’s TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit. The Corporation restructures residential mortgages in a variety of ways to help its clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.
     A summary of impaired noncovered loans is shown in the following tables as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Loans with no related allowance
Commercial
C&I	$3,372	$5,498	$—	$3,801
CRE	31,175	38,066	—	32,332
Construction	5,510	8,538	—	5,645
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	2,825	4,095	—	2,880

Loans with a related allowance
Commercial
C&I	$1,257	$1,843	$156	$1,484
CRE	22,376	30,084	3,932	24,151
Construction	7,045	10,704	1,622	7,262
Consumer
Installment	8,333	8,342	336	8,016
Home equity line	1,307	1,307	8	1,334
Credit card	2,836	2,836	162	2,888
Residential mortgages	10,206	10,235	896	10,212

Total
Commercial	$70,735	$94,733	$5,710	$74,675
Consumer	25,507	26,815	1,402	25,330

Total impaired loans	$96,242	$121,548	$7,112	$100,005

As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Loans with no related allowance
Commercial
C&I	$12,172	$15,045	$—	$12,816
CRE	34,003	40,619	—	35,238
Construction	10,120	14,710	—	10,833
Consumer
Installment	17,146	17,164	—	17,313
Home equity line	1,747	1,747	—	1,764
Credit card	3,081	3,081	—	2,926
Residential mortgages	1,992	2,765	—	2,027

Loans with a related allowance
Commercial
C&I	$—	$—	$—	$—
CRE	30,792	37,767	3,852	33,172
Construction	7,585	11,423	1,588	8,928
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	9,705	9,776	741	9,713

Total
Commercial	$94,672	$119,564	$5,440	$100,987
Consumer	33,671	34,533	741	33,743

Total loans	$128,343	$154,097	$6,181	$134,730

     As of March 31, 2010, there was $85.6 million in impaired loans with an associated allowance of $10.1 million.
     Interest income recognized on impaired loans during the quarters ended March 31, 2011 and 2010 was not material.
6. Goodwill and Intangible Assets
Goodwill
     Goodwill totaled $460.0 million at March 31, 2011 and December 31, 2010 and $187.9 million at March 31, 2010. Goodwill of $48.3 million was recorded in the first quarter of 2010 as a result of the acquisition of the First Bank branches. During the quarter ended March 31, 2011, additional information was obtained that resulted in changes to certain acquisition data fair value estimates relating to the Midwest acquisition. These purchase accounting adjustments have resulted in a decrease to goodwill of approximately $19.1 million to $272.1 million as of the date of acquisition, May 14, 2010. Prior period amounts appropriately reflect these adjustments.
     The Corporation expects $43.5 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.
     These acquisitions are more fully described in Note 2 (Business Combinations).

Other Intangible Assets
          The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	March 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(7,360)	$9,400
Non-compete covenant	102	(32)	70
Lease intangible	617	(219)	398

	$17,479	$(7,611)	$9,868

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(6,871)	$9,889
Non-compete covenant	102	(25)	77
Lease intangible	617	(172)	445

	$17,479	$(7,068)	$10,411

	March 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$9,326	$(4,380)	$4,946
Non-compete covenant	102	(6)	96
Lease intangible	617	—	617

	10,045	(4,386)	5,659

          In the quarter ended March 31, 2010, a core deposit intangible asset of $3.2 million was recognized as a result of the First Bank branch acquisition and $1.0 million as a result of the George Washington acquisition. In the quarter ended June 30, 2010, a core deposit intangible asset of $7.4 million was recognized as a result of the Midwest acquisition. Core deposit intangible assets are amortized on an accelerated basis over their useful lives of ten years.
          In the quarter ended March 31, 2010, a lease intangible asset of $0.6 million was recognized as a result of the First Bank branch acquisition and is being amortized over the remaining weighted average lease terms.
          These acquisitions are more fully described in Note 2 (Business Combinations).
          Intangible asset amortization expense was $0.5 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows: 2011 — $1.6 million; 2012 — $1.9 million; 2013 — $1.2 million; 2014 - $1.1 million; and 2015 — $1.0 million.

7. Earnings per share
          The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended
	March 31,	March 31,
	2011	2010
BASIC EPS:

Net income	$27,560	$15,390
Less: preferred dividend	—	—
Less: accretion of preferred stock discount	—	—

Net income available to common shareholders	$27,560	$15,390

Average common shares outstanding	108,769	87,771

Net income per share — basic	$0.25	$0.18

DILUTED EPS:

Net income available to common shareholders	$27,560	$15,390
Add: interest expense on convertible bonds, net of tax	—	—

	$27,560	$15,390

Average common shares outstanding	108,769	87,771
Add: Equivalents from stock options and restricted stock	1	6
Add: Equivalents-convertible bonds	—	—

Average common shares and equivalents outstanding	108,770	87,777

Net income per common share — diluted	$0.25	$0.18

          For the quarters ended March 31, 2011 and 2010 options to purchase 3.7 million and 4.6 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
          The Corporation has Distribution Agency Agreements pursuant to which the Corporation may, from time to time, offer and sell shares of its common stock. The Corporation sold 3.9 million shares with an average value of $20.91 per share during the quarter ended March 31, 2010.
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
               The accounting policies of the lines of businesses are the same as those of the Corporation described in Note 1 (Summary of Significant Accounting Policies) to the 2010 Form 10-K. Funds transfer pricing is used in the determination of net interest income by assigning a cost for funds used or credit for funds provided to assets and liabilities within each business unit. Assets and liabilities are match-funded based on their maturity, prepayment and/or re-pricing characteristics. As a result, the three primary lines of business are generally insulated from changes in interest rates. Changes in net interest income due to changes in rates are reported in Other by the Treasury Group. Capital has been allocated on an economic risk basis. Loans and lines of credit have been allocated capital based upon their respective credit risk. Asset management holdings in the Wealth segment have been allocated capital based upon their respective market risk related to assets under management. Normal business operating risk has been allocated to each line of business by the level of noninterest expense. Mismatch between asset and liability cash flow as well as interest rate risk for mortgage servicing rights and the origination business franchise value have been allocated capital based upon their respective asset/liability management risk. The provision for loan loss is allocated based upon the actual net charge-offs of each respective line of business, adjusted for loan growth and changes in risk profile. Noninterest income and expenses directly attributable to a line of business are assigned to that line of business. Expenses for centrally provided services are allocated to the business line by various activity based cost formulas.

March 31, 2011	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$67,575	$55,771	$4,823	$(6,345)	$121,824
Provision for loan losses	10,017	5,949	619	5,764	22,349
Other income	14,793	24,191	8,193	5,579	52,756
Other expenses	37,613	60,830	10,297	5,705	114,445
Net income	22,579	8,569	1,365	(4,953)	27,560

AVERAGES :
Assets	$6,094,547	$2,954,002	$243,249	$4,979,073	$14,270,871

March 31, 2010	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	$42,649	$48,074	$4,704	$(5,033)	$90,394
Provision for loan losses	8,354	9,725	782	6,632	25,493
Other income	10,212	24,764	7,719	11,254	53,949
Other expenses	25,097	51,951	9,352	7,613	94,013
Net income	12,621	7,197	1,488	(3,285)	18,021

AVERAGES :
Assets	$4,144,987	$2,841,569	$294,010	$4,076,544	$11,357,110
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

Derivatives Designated in Hedge Relationships
          The Corporation’s fixed rate loans result in exposure to losses in value as interest rates change. The risk management objective for hedging fixed rate loans is to convert the fixed rate received to a floating rate. The Corporation hedges exposure to changes in the fair value of fixed rate loans through the use of swaps. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged.
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
          As of March 31, 2011, December 31, 2010 and March 31, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2010		March 31, 2011		December 31, 2010		March 31, 2010
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)

Interest rate swaps:
Fair value hedges	$—	$—	$6,920	$—	$—	$—	$283,567	$24,465	$303,933	$28,550	$370,947	$28,762

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
Derivatives Not Designated in Hedge Relationships
     As of March 31, 2011, December 31, 2010 and March 31, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2010		March 31, 2011		December 31, 2010		March 31, 2010
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps	$832,474	$39,108	$774,623	$44,270	$694,277	$33,510	$832,474	$39,108	$774,623	$44,270	$694,277	$33,510
Mortgage loan commitments	111,494	1,432	118,119	1,384	106,894	1,239	—	—	—	—	—	—
Forward sales contracts	60,489	(170)	113,426	2,106	68,290	125	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	29,601	—	44,983	—	61,876	—
Foreign exchange	4,539	10	3,733	4	—	—	4,539	10	3,733	4	—	—
Other	—	—	—	—	—	—	15,295	340	14,622	—	18,912	—

Total	$1,008,996	$40,380	$1,009,901	$47,764	$869,461	$34,874	$881,909	$39,458	$837,961	$44,274	$775,065	$33,510

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

     The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of March 31, 2011, December 31, 2010 or March 31, 2010.
     Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At March 31, 2011, the remaining terms on these swap participation agreements generally ranged from one to eight years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.1 million as of March 31, 2011. The fair values of the written swap participations were not material at March 31, 2011, December 31, 2010 and March 31, 2010.
     Gains and losses recognized in income on non-designated hedging instruments for the quarters ended March 31, 2011 and 2010 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income
Derivatives not designated as	Location of Amounts	Quarter ended,	Quarter ended,
hedging instruments	Recognized in Income	March 31, 2011	March 31, 2010
Mortgage loan commitments	Other income	$48	$843
Forward sales contracts	Other income	(2,275)	(758)
Other	Other expenses	(340)	—

Total		$(2,567)	$85

Counterparty Credit Risk
     Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or mortgage backed securities. Collateral posted against derivative liabilities was $66.0 million, $58.3 million and $62.2 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
10. Benefit Plans
     The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Three months ended
	March 31,
	2011	2010
Components of Net Periodic Pension Cost
Service Cost	$1,531	$1,480
Interest Cost	2,860	2,800
Expected return on assets	(3,328)	(3,015)
Amortization of unrecognized prior service costs	98	98
Cumulative net loss	1,780	1,427

Net periodic pension cost	$2,941	$2,790

	Postretirement Benefits
	Three months ended
	March 31,
	2011	2010
Components of Net Periodic Postretirement Cost
Service Cost	$14	$15
Interest Cost	221	240
Amortization of unrecognized prior service costs	—	—
Cumulative net loss	28	4

Net periodic postretirement cost	$263	$259

     Management anticipates contributing $10.0 million to the qualified pension plan during 2011.
     The Corporation also maintains a savings plan under Section 401(k) of the Internal Revenue Code of 1987, as amended, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Effective January 1, 2009, the Corporation suspended its matching contribution to the savings plan. Effective April 1, 2011, the Corporation reinstated its matching contribution to $.50 for each $1.00 up to 1% of an employee’s qualifying salary. Matching contributions vest in accordance with plan specifications.

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

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,839	$3,231,998	$126,914	$3,362,751
Residential loans held for sale	—	13,443	—	13,443
Derivative assets	—	40,380	—	40,380

Total assets at fair value on a recurring basis	$3,839	$3,285,821	$126,914	$3,416,574

Derivative liabilities	$—	$63,923	$—	$63,923
True-up liability	—	—	11,601	11,601

Total liabilities at fair value on a recurring basis	$—	$63,923	$11,601	$75,524

Note: There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarter ended March 31, 2011.
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

	Level 2		Level 3
		Independent		Independent
		Pricing		Broker
	# Issues	Service	# Issues	Quotes
U.S. government agency debentures	28	$409,391	—	$—
U.S. States and political subdivisions	476	296,728	—	—
Residential mortgage-backed securities:
U.S. government agencies	204	1,512,520	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	103	1,013,356	1	—
Non-agency	1	3	6	77,606
Corporate debt securities	—	—	8	49,308

	812	$3,231,998	15	$126,914

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
     Available-for-sale securities classified as level 3 securities include mortgage-backed securities issued and guaranteed by the National Credit Union Administration and single issuer trust preferred securities. The fair value of these mortgage-backed securities is based on each security’s indicative market price obtained from a third-party vendor excluding accrued interest. Trust preferred securities, which represent less than 2% of the portfolio at fair value, are valued based on the average of two non-binding broker quotes. Since the trust preferred securities are thinly traded, the Corporation has determined that using an average of two non-binding broker quotes is a more conservative valuation methodology. The non-binding nature of the pricing results in a classification as Level 3. The Corporation uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.
     Loans held for sale. These loans are regularly traded in active markets through programs offered by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National

Mortgage Association (“FNMA”), and observable pricing information is available from market participants. The prices are adjusted as necessary to include any embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.
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
     Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended March 31, 2011.
     True-up liability. In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the purchase agreements. The determination of the true-up liability is specified in the purchase agreements and is payable to the FDIC on April 14, 2020 for the George Washington acquisition and on July 15, 2020 for the Midwest acquisition. The value of the true-up liability is discounted to reflect the uncertainty in the timing and payment of the true-up liability by the Bank. As of March 31, 2011, the estimated fair value of the George Washington true-up liability was $4.2 million and the Midwest true-up liability was $7.4 million.

     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

							Total changes
		Total				Fair value	in fair values
	Fair Value	unrealized				quarter ended	included in current
	January 1, 2011	gains (a)	Purchases	Sales	Transfers	March 31, 2011	period earnings
Available-for-sale securities	$60,344	$2,694	$63,876	$—	$—	$126,914	$—
True-up liability	$12,061	$—	$—	$—	$—	$11,601	$(460)

(a)	Reported in other comprehensive income
     Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value.

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$21,943	$21,943
Impaired and nonaccrual loans	—	—	109,055	109,055
Other property (1)	—	—	36,283	36,283
Other real estate covered by Loss Share Agreements	—	—	64,354	64,354

Total assets at fair value on a nonrecurring basis	$—	$—	$231,635	$231,635

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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
Financial Instruments Recorded at Fair Value
     The following table reflects the differences, as of March 31, 2011, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal
Loans held for sale reported at fair value	$13,443	$13,008	$434

     Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
     Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The changes in fair value for residential loans held for sale measured at fair value included in earnings for the quarters ended March 31, 2011 and 2010 were immaterial.

Disclosures about Fair Value of Financial Instruments
     The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$638,781	$638,781	$523,113	$523,113
Investment securities	3,535,551	3,589,492	3,154,333	3,207,754
Loan held for sale	13,443	13,443	41,340	41,340
Net noncovered loans	7,071,534	6,673,608	7,087,398	6,716,214
Net covered loans and loss share receivable	1,841,850	1,841,850	1,963,021	1,963,021
Accrued interest receivable	41,418	41,418	41,830	41,830
Mortgage servicing rights	21,539	21,943	21,317	21,579
Derivative assets	40,380	40,380	47,764	47,764

Financial liabilities:
Deposits	$11,395,946	$11,416,463	$11,268,006	$11,275,440
Federal funds purchased and securities sold under agreements to repurchase	952,995	956,975	777,585	782,668
Wholesale borrowings	325,046	328,006	326,007	329,465
Accrued interest payable	5,834	5,834	6,560	6,560
Derivative liabilities	63,923	63,923	72,824	72,824
True up liability	11,601	11,601	12,061	12,061
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
     Loss share receivable — This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should the Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the Loss Share Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt from the FDIC.
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
     Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.
     True-up liability — See Financial Instruments Measured at Fair Value above.
12. Mortgage Servicing Rights and Mortgage Servicing Activity
     In the three-months ended March 31, 2011 and 2010, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $128.9 million and $80.6 million, respectively, and recognized pre-tax gains of $2.4 million and $0.8 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $117.4 million and $65.8 million, respectively, of the loans sold and receives servicing fees.
     The Corporation serviced for third parties approximately $2.2 billion, $2.1 billion and $2.0 billion of residential mortgage loans at March 31, 2011, December 31, 2010 and at March 31, 2010, respectively. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $1.3 million for each of the three-months ended March 31, 2011 and 2010.
     Servicing rights are presented within other assets on the accompanying consolidated balance sheet. The retained servicing rights are initially valued at fair value. Since mortgage servicing rights do not trade in an active market with readily observable prices, the Corporation relies primarily on a discounted cash flow analysis model to estimate the fair value of its mortgage servicing rights. Additional information can be found in Note 11 (Fair Value Measurement). Mortgage servicing rights are subsequently measured using the amortization method. Accordingly, the mortgage servicing rights are amortized over the period of, and in proportion to, the estimated net servicing income and is recorded in loan sales and servicing income.
     Changes in the carrying amount of mortgage servicing rights are as follows:

	Three months ended
	March 31,
	2011	2010
Balance at beginning of period	$21,317	$20,784
Addition of mortgage servicing rights	1,308	717
Amortization	(1,086)	(849)
Changes in allowance for impairment	—	—

Balance at end of period	$21,539	$20,652

Fair value at end of period	$21,943	$21,201

     On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. No valuation allowances were required as of March 31, 2011, December 31, 2010 and March 31, 2010. No permanent impairment losses were written off against the allowance during the quarters ended March 31, 2011 and March 31, 2010.
     Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at March 31, 2011 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	8.0%
Decrease in fair value from 10% adverse change	$744
Decrease in fair value from 25% adverse change	1,446
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$733
Decrease in fair value from 200 basis point adverse change	1,416
Expected weighted-average life (in months)	105.3

13. Contingencies and Guarantees
     Litigation
     In the normal course of business, the Corporation and its subsidiaries are at all times subject to pending and threatened legal actions, some for which the relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that based on the information currently available the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not known.
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
Overdraft Litigation
     Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Plea against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The complaints seek actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees.
365/360 Interest Litigation
     In August 2008 a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach of contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who had allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees.
Schneider Litigation
     Commencing in May 2006, two lawsuits were filed in the Cuyahoga County Court of Common Pleas against the Bank. One complaint was filed by the receiver for the Bank customers Alan and Joanne Schneider, and the other complaint was filed by alleged defrauded investors of the Schneiders seeking to represent a class of persons who invested in promissory notes offered by the Schneiders. The allegations against the Bank arise out of Alan Schneider’s business checking account at the Bank into which investors’ checks were deposited and from which certain investors received payments. The complaints seek, among other things, actual damages, treble damages, punitive damages, interest, rescission and attorney fees. On January 14, 2011, a third-party complaint was filed by the Bank against its insurers in the receiver’s lawsuit. By opinion dated February 10, 2011 the Cuyahoga County Court of Appeals reversed the trial court’s decision certifying an investor class in the case brought by the alleged defrauded investors.

     Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. The Corporation has not established any reserves with respect to any of this disclosed litigation because it is not possible to determine either (i) whether a liability has been incurred or (ii) to estimate the ultimate or minimum amount of that liability or both at this time.
     As of March 31, 2011, there are no loss contingencies that are both probable and estimable and, therefore, no accrued liability has been recognized.
     Commitments to Extend Credit
     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at March 31, 2011 was $7.2 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.
     The following table shows the remaining contractual amount of each class of commitments to extend credit as of March 31, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

March 31, 2011
Loan Commitments
Commercial	$2,223,823
Consumer	1,646,409

Total loan commitments	$3,870,231

     Guarantees
     The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of March 31, 2011.

March 31, 2011
Financial guarantees
Standby letters of credit	$113,689
Loans sold with recourse	41,718

Total financial guarantees	$155,407

     Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $71.4 million at March 31, 2011, the remaining guarantees extend in varying amounts through 2015.
     In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.7 million as of March 31, 2011.
     During 2010, the Corporation entered into a commitment to fund $5.0 million in a small business investment company partnership. The Corporation expects to fund this amount during 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential
(Dollars in thousands)

	Three months ended			Year ended			Three months ended
	March 31, 2011			December 31, 2010			March 31, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and cash equivalents	$520,602			$728,723			$521,666
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,783,053	19,368	2.82%	2,554,538	87,019	3.41%	2,377,729	22,909	3.91%
Obligations of states and political subdivisions (tax exempt)	357,511	5,030	5.71%	348,832	20,505	5.88%	344,899	5,139	6.04%
Other securities and federal funds sold	279,151	2,117	3.08%	300,700	8,508	2.83%	194,991	1,986	4.13%

Total investment securities and federal funds sold	3,419,715	26,515	3.14%	3,204,070	116,032	3.62%	2,917,619	30,034	4.17%

Loans held for sale	22,574	274	4.92%	23,612	1,162	4.92%	14,538	184	5.13%
Noncovered loans, covered loans and loss share receivable	9,118,624	114,562	5.10%	8,529,303	433,308	5.08%	7,144,408	83,590	4.75%

Total earning assets	12,560,913	141,351	4.56%	11,756,985	550,502	4.68%	10,076,565	113,808	4.58%

Total allowance for loan losses	(134,064)			(116,118)			(115,031)
Other assets	1,323,420			1,154,761			873,910

Total assets	$14,270,871			$13,524,351			$11,357,110

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,874,884	—	—	$2,550,849	—	—	$2,146,969	—	—
Demand — interest bearing	841,545	184	0.09%	794,497	751	0.09%	687,233	152	0.09%
Savings and money market accounts	4,978,773	7,845	0.64%	4,303,815	31,912	0.74%	3,709,246	7,601	0.83%
Certificates and other time deposits	2,624,607	6,827	1.05%	2,801,270	32,713	1.17%	1,797,348	6,406	1.45%

Total deposits	11,319,809	14,856	0.53%	10,450,431	65,376	0.63%	8,340,796	14,159	0.69%

Securities sold under agreements to repurchase	848,169	915	0.44%	907,015	4,477	0.49%	951,927	1,127	0.48%
Wholesale borrowings	325,296	1,640	2.04%	510,799	13,998	2.74%	708,414	6,174	3.53%

Total interest bearing liabilities	9,618,390	17,411	0.73%	9,317,396	83,851	0.90%	7,854,168	21,460	1.11%

Other liabilities	261,370			340,485			262,405

Shareholders’ equity	1,516,227			1,315,621			1,093,568

Total liabilities and shareholders’ equity	$14,270,871			$13,524,351			$11,357,110

Net yield on earning assets	$12,560,913	123,940	4.00%	$11,756,985	466,651	3.97%	$10,076,565	92,348	3.72%

Interest rate spread			3.83%			3.78%			3.47%

Note:	Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis. Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF FIRST QUARTER 2011 PERFORMANCE
Earnings Summary
     The Corporation reported first quarter 2011 net income of $27.6 million, or $0.25 per diluted share. This compares with $27.0 million, or $0.25 per diluted share, for the fourth quarter of 2010 and $15.4 million, or $0.18 per diluted share, for the first quarter 2010.
     Returns on average common equity (“ROE”) and average assets (“ROA”) for the first quarter 2011 were 7.37% and 0.78%, respectively, compared with 7.04% and 0.74% for the fourth quarter of 2010 and 5.71% and 0.55% for the first quarter 2010.
     Net interest margin was 4.00% for the first quarter of 2011 compared with 4.14% for the fourth quarter of 2010 and 3.72% for the first quarter of 2010. The decline in net interest margin compared with the prior quarter was a result of declining average loan balances in the covered loan portfolio. The decline in the covered loan portfolio is to be expected as there were no new acquisitions of loans subject to loss share agreements after the quarter ended June 30, 2010. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future. Expansion in the net interest margin compared with the year ago quarter was driven primarily by the increase in average earning assets as a result of the Midwest acquisition in the quarter ended June 30, 2011.
     Average loans, not including covered loans, during the first quarter of 2011 increased $58.3 million, or 0.82%, compared with the fourth quarter of 2010 and increased $179.2 million, or 2.55%, compared with the first quarter of 2010. Compared with the first quarter of 2010, average commercial loans, not including covered loans, increased $356.1 million or 8.48%. Average covered loan balances including the indemnification asset were $1.9 billion, $2.0 billion, and $0.1 billion at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
     The overall mix of deposits improved in the quarter ended March 31, 2011. Average deposits during the first quarter of 2011 decreased $68.6 million, or 0.60%, compared with the fourth quarter of 2010 and increased $3.0 billion, or 35.72%, compared with the first quarter of 2010. The increase year over year was primarily due to the additional deposits assumed in the Midwest acquisition in the quarter ended June 30, 2010. During the first quarter of 2011, the Corporation increased its average core deposits, which excludes time deposits, by $309.7 million, or 3.69%, compared with the fourth quarter of 2010, and $2.2 billion, or 32.88%, compared with the first quarter of 2010. Average time deposits decreased $378.3 million, or 12.60%, from the fourth quarter of 2010 and increased $0.8 million, or 46.03%, from the first quarter of 2010. The change in deposit mix over the prior quarter is due to the Corporation’s strategy to retain the acquired depository customers and move them from certificate of deposit accounts into core deposit accounts.

     Average investments during the first quarter of 2011 increased $181.7 million, or 5.61%, compared with the fourth quarter of 2010 and increased $502.1 million, or 17.21%, over the first quarter of 2010. The increase in the first quarter of 2011 average investments, compared with the fourth quarter of 2010, is due to the purchase of $400.0 million of securities in the first quarter of 2011.
     Net interest income on a fully tax-equivalent (“FTE”) basis was $123.9 million in the first quarter 2011 compared with $130.0 million in the fourth quarter of 2010 and $92.3 million in the first quarter of 2010. Compared with the fourth quarter of 2010, average earning assets increased $94.3 million, or 0.76%, and increased $2.5 billion, or 24.65%, compared to the first quarter of 2010.
     Noninterest income net of securities transactions for the first quarter of 2011 was $52.8 million, a decrease of $1.4 million, or 2.60%, from the fourth quarter of 2010 and an increase of $2.9 million, or 5.72%, from the first quarter of 2010.
     The decrease in other income for the first quarter of 2011 compared to the fourth quarter of 2010 was driven by lower mortgage revenue, including loan sales and servicing, down $4.2 million from the prior quarter. In the fourth quarter of 2010, the Corporation experienced significantly high levels of fee income from loan sales and servicing related to increased origination activity in 2010.
     Other income, net of securities gains, as a percentage of net revenue for the first quarter of 2011 was 29.86% compared with 29.42% for fourth quarter of 2010 and 35.08% for the first quarter of 2010. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
     Noninterest expense for the first quarter of 2011 was $114.4 million, a decrease of $8.0 million, or 6.54%, from the fourth quarter of 2010 and an increase of $20.4 million, or 21.73%, from the first quarter of 2010. For the three months ended March 31, 2011, increases in operating expenses compared to the first quarter of 2010 were primarily attributable to increased salary and benefits as a result of the three 2010 acquisitions.
     During the first quarter of 2011, the Corporation reported an efficiency ratio of 64.46%, compared with 65.95% for the fourth quarter of 2010 and 65.93% for the first quarter of 2010.
     Net charge-offs, excluding acquired loans, totaled $17.0 million, or 0.99% of average loans, excluding acquired loans, in the first quarter of 2011 compared with $21.7 million, or 1.25% of average loans, in the fourth quarter of 2010 and $22.8 million, or 1.36% of average loans, in the first quarter of 2010.
     Nonperforming assets totaled $112.8 million at March 31, 2011, a decrease of $10.7 million compared with December 31, 2010 and a decrease of $10.6 million compared with March 31, 2010. Nonperforming assets at March 31, 2011 represented 1.61% of period-end loans plus other real estate, excluding acquired loans, compared with 1.78% at December 31, 2010 and 1.80% at March 31, 2010.
     The allowance for noncovered loan losses, totaled $114.7 million at March 31, 2011 and December 31, 2010. At March 31, 2011, the allowance for noncovered loan losses was 1.64% of period-end loans compared with 1.65% at December 31, 2010, and 1.72% at March 31, 2010. The allowance for credit losses is the sum of the allowance for noncovered loan losses, and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.74% of period-end loans, excluding acquired loans, at March 31, 2011, compared with 1.78% at December 31, 2010 and 1.82% at March 31, 2010. The allowance for credit losses to nonperforming loans was 147.38% at March 31, 2011, compared with 118.01% at December 31, 2010 and 110.80% at March 31, 2010.

     The Corporation’s total assets at March 31, 2011 were $14.5 billion, an increase of $331.8 million, or 2.35%, compared with December 31, 2010 and an increase of $2.1 billion, or 17.38%, compared with March 31, 2010. Total loans, excluding acquired loans, did not significantly change compared with December 31, 2010 and March 31, 2010. The increase in total assets compared with March 31, 2010, is attributed to the three 2010 acquisitions.
     Total deposits were $11.4 billion at March 31, 2011, an increase of $127.9 million, or 1.14%, from December 31, 2010 and an increase of $2.0 billion, or 21.62%, from March 31, 2010. The increase in total deposits over March 31, 2010 was driven primarily by deposits acquired in the Midwest acquisition in the quarter ended June 30, 2010. Core deposits totaled $8.9 billion at March 31, 2011, an increase of $0.5 billion, or 5.42%, from December 31, 2010 and an increase of $1.9 billion, or 27.42%, from March 31, 2010. The increase in core deposits over the prior quarter is due to the Corporation’s strategy to retain acquired depository customers and move them from certificate of deposit accounts into core deposit products.
     Shareholders’ equity was $1.5 billion at March 31, 2011 and December 31, 2010 compared with $1.2 billion at March 31, 2010. The Corporation maintained a strong capital position as tangible common equity to assets was 7.50% at March 31, 2011, compared with 7.59% and 7.91% at December 31, 2010 and March 31, 2010, respectively. The common dividend per share paid in the first quarter 2011 was $0.16.
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
     Net interest income for the quarter ended March 31, 2011 was $121.8 million compared to $90.4 million for the quarter ended March 31, 2010. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations, therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment was $2.1 million and $2.0 million for the quarters ending March 31, 2011 and 2010, respectively.
     FTE net interest income for the quarter ended March 31, 2011 was $123.9 million compared to $92.3 million for the three months ended March 31, 2010.

     The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

	Quarters ended March 31, 2011 and 2010
RATE/VOLUME ANALYSIS	Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$4,386	$(7,905)	$(3,519)
Loans held for sale	98	(8)	90
Loans	24,384	6,588	30,972

Total interest income — FTE	$28,868	$(1,325)	$27,543

INTEREST EXPENSE
Demand deposits-interest bearing	$34	$(2)	$32
Savings and money market accounts	2,242	(1,998)	244
Certificates of deposits and other time deposits	2,447	(2,026)	421
Securities sold under agreements to repurchase	(117)	(95)	(212)
Wholesale borrowings	(2,548)	(1,986)	(4,534)

Total interest expense	$2,058	$(6,107)	$(4,049)

Net interest income — FTE	$26,810	$4,782	$31,592

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
     As loan growth remains muted in the Company’s core Ohio and Chicago markets, incoming cash flows from the loan and investment securities portfolios were reinvested into lower-yielding, short duration securities. The expansion in the Corporation’s net interest margin, compared with the first quarter of 2010, is attributable to enhanced earning asset yields from the Midwest acquisition and the successful results of the Corporation’s continued emphasis on core deposit gathering and shifting deposit mix away from higher-priced certificate of deposit products.
     The following table provides 2011 FTE net interest income and net interest margin totals as well as 2010 comparative amounts:

	Quarters ended
	March 31,
(Dollars in thousands)	2011	2010
Net interest income	$121,824	$90,394
Tax equivalent adjustment	2,116	1,954

Net interest income — FTE	$123,940	$92,348

Average earning assets	$12,560,913	$10,080,871

Net interest margin — FTE	4.00%	3.72%

     Average loans outstanding (excluding acquired loans) for the first quarter of the current year and the prior year totaled $7.0 billion and $6.8 billion, respectively. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago markets, low credit line utilization by existing customers is mitigating new loan production with respect to overall portfolio balances.
     Specific changes in average loans outstanding, compared to the first quarter 2010, were as follows: commercial loans were up $356.1 million, or 8.48%; home equity loans were down $15.5 million, or 2.05%; mortgage loans were down $50.8 million, or 11.17%; installment loans, both direct and indirect declined $108.4 million, or 7.73%; leases increased $1.3 million, or 2.21%; and credit card loans decreased $3.6 million, or 2.39%. Average covered loans have been separately stated and are described in more detail in Note 2 (Business Combinations). The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans, including covered loans and loss share receivable, for the 2011 and 2010 first quarters equaled 72.60% and 70.90% of average earning assets, respectively.
     Average deposits were $11.3 billion during the 2011 first quarter, up $3.0 million, or 35.72%, from the same period last year. For the quarter ended March 31, 2011, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $2.2 billion, or 32.88%, and represented 76.81% of total average deposits, compared to 78.45% for the 2010 first quarter. Average certificates of deposit (“CDs”) increased $0.8 million, or 46.03%, compared to the prior year. Average wholesale borrowings decreased $0.4 million, and as a percentage of total interest-bearing funds equaled 3.38% for the 2011 first quarter and 9.02% for the same quarter one year ago. Securities sold under agreements to repurchase decreased $0.1 million, and as a percentage of total interest bearing funds equaled 8.82% for the 2011 first quarter and 12.12% for the 2010 first quarter. Average interest-bearing liabilities funded 76.57% of average earning assets in the current year quarter and 77.94% during the quarter ended March 31, 2010.
Other Income
     Excluding investment gains, other income for the quarter ended March 31, 2011 totaled $52.8 million, an increase of $2.9 million from the $49.9 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 29.86%, compared to 35.08% for the same quarter one year ago.
     The increase in other income for the 2011 first quarter as compared to the first quarter of 2010 was driven by mortgage revenue, including loan sales and servicing and the fair value of the mortgage pipeline which is recorded in other operating income.
Other Expenses
     Other (non-interest) expenses totaled $114.4 million for the first quarter 2011 compared to $94.0 million for the same 2010 quarter, an increase of $20.4 million, or 21.73%.
     The increase in noninterest expense for the 2011 first quarter compared to the first quarter of 2010 was driven by increased salary and benefits, an increase in net occupancy expense, as well as an increase in taxes and insurance paid on other real estate due to an increase in other real estate properties.
     The efficiency ratio for the first quarter 2011 was 64.46%, compared to 65.93% during the same period in 2010. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during the first quarter 2011, 64.46 cents was spent to generate each

$1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.
Federal Income Taxes
     Federal income tax expense was $10.2 million and $5.4 million for the quarters ended March 31, 2011 and 2010, respectively. The effective federal income tax rate for the first quarter 2011 was 27.06%, compared to 25.97% for the same quarter 2010.
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
     On February 19, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of George Washington, to acquire deposits, loans, and certain other liabilities and certain assets of in a whole-bank acquisition of George Washington. The Bank acquired assets with a fair value of approximately $369.3 million, including $177.8 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate owned, and $408.4 million in liabilities, including $400.7 million of deposits. The Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The loans and other real estate owned acquired are covered by loss share agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the agreements, the Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $88.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $88.7 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in a gain on acquisition of $1.0 million, which is included in noninterest income in the consolidated statements of income and comprehensive income. On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington.
     On May 14, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. The Bank acquired assets with a fair value of approximately $2.9 billion, including $1.8 billion of loans, $564.2 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate owned, and $3.0 billion in liabilities, including $2.3 billion of deposits. The Bank recorded a core deposit intangible asset of $7.4 million and has made a cash payment to the FDIC of approximately $227.5 million. The loans and other real estate owned acquired are covered by loss share agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the agreements, the Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $260.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $2.2 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in goodwill of $272.1 million. On October 9, 2010, the Corporation successfully completed the operational and technical migration of Midwest.
     The three acquisitions of First Bank, George Washington and Midwest were considered business combinations and accounted for under ASC 805. All acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition and identifiable intangible assets were recorded at their estimated fair value. Estimated fair values of the acquired assets and liabilities of Midwest are considered preliminary and are subject to change up to one year after the acquisition date. This one year measurement period allows for adjustments to the initial purchase entries if additional information relative to closing date fair values becomes available. The one year measurement period for the First Bank and George Washington acquisitions expired in the quarter ended March 31, 2011. Material adjustments to acquisition date estimated fair values have been recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.
     During the quarter ended March 31, 2011, the Corporation obtained additional information that resulted in changes to certain acquisition-data fair value estimates relating to the Midwest acquisition. These purchase accounting adjustments have resulted in a decrease to goodwill of approximately $19.1 million to $272.1 million as of the date of acquisition, May 14, 2010. Prior period amounts appropriately reflect these adjustments.
     See Note 2 (Business Combinations), in the notes to unaudited consolidated financial statements for additional information related to the details of these transactions.
Investment Securities
     At March 31, 2011, total investment securities were $3.6 billion compared to $3.2 billion at December 31, 2010 and $3.3 billion at March 31, 2010. Available-for-sale securities were $3.4 billion at March 31, 2011 compared to $3.0 billion at December 31, 2010 and $3.1 billion at March 31, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The increase in the first quarter of available-for-sale securities compared with the year ended December 31, 2010 is due to the purchase of $400.0 million of securities in the first quarter of 2011.
     In the first quarter of 2011, the Corporation invested in mortgage-backed securities issued by the National Credit Union Administration and guaranteed by the U.S. Government with a book value at the end of the quarter totaling $77.5 million. These securities are floating rate tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. This portfolio had a market value of $77.6 million at March 31, 2011.

     Held-to-maturity securities totaled $65.9 million at March 31, 2011 compared to $60.0 million at December 31, 2010 and $67.3 million at March 31, 2010 and consist principally of securities issued by state and political subdivisions.
     Other investments totaled $160.8 million at March 31, 2011 and December 31, 2010 compared to $132.0 million at March 31, 2010 and consisted primarily of FHLB and FRB stock. The increase of $22.4 million or 22.41% from March 31, 2011 to March 31, 2010 was a result of the FHLB and FRB stock acquired in the Midwest acquisition.
     Net unrealized gains were $53.9 million, $53.4 million and $62.0 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
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
     Gross unrealized losses of $18.0 million, compared to $21.3 million as of December 31, 2010, and $19.3 million at March 31, 2010 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.
     Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.

Loans
     Loans acquired under Loss Share Agreements with the FDIC include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to Loss Share Agreements are presented below as “non-covered loans”. Total non-covered loans decreased from prior quarter by $15.9 million or 0.22% and decreased from March 31, 2010 by $4.3 million or 0.06%. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.
     Total covered loans, including the loss share receivable, decreased from prior quarter by $106.5 million or 5.39% and increased from March 31, 2010 by $1,602.4 million or 598.21%.

	As of	As of	As of
	March 31,	December 31,	March 31,
	2011	2010	2010
		(In thousands)
Commercial loans	$4,565,376	$4,527,497	$4,389,859
Mortgage loans	399,380	403,843	447,575
Installment loans	1,282,170	1,308,860	1,382,522
Home equity loans	736,947	749,378	766,073
Credit card loans	141,864	149,506	145,029
Leases	60,487	63,004	59,464

Total non-covered loans	7,186,224	7,202,088	7,190,522
Less allowance for noncovered loan losses	(114,690)	(114,690)	(117,806)

Net non-covered loans	7,071,534	7,087,398	7,072,716
Covered loans (*)	1,870,255	1,976,754	267,864
Less allowance for covered loan losses	(28,405)	(13,733)	—

Net covered loans	1,841,850	1,963,021	267,864

Net loans	$8,913,384	$9,050,419	$7,340,580

*	Includes loss share receivable of $266 million, $289 million and $88 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
      The Corporation has approximately $5.4 billion of loans secured by real estate. Approximately 92.40% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania and Chicago, Illinois.
Allowance for Loan Losses and Reserve for Unfunded Commitments
     The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and FirstMerit Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Polices) and 4 (Loans and Allowance for Loan Losses) in 2010 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.
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

     Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended March 31, 2011, the Corporation increased its allowance for covered loan losses to $28.4 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $20.5 million and an increase of $15.2 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.
     For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discounts. The Corporation did not recognize a provision for loan losses on any Acquired Non-Impaired Loans in the quarter ended March 31, 2011.
     At March 31, 2011, the allowance for loan losses on noncovered loans was $114.7 million, or 1.64% of loans outstanding, excluding acquired loans, compared to $114.7 million, or 1.65%, at year-end 2010 and $117.8 million, or 1.72%, for the quarter ended March 31, 2010. The allowance equaled 138.67% of nonperforming loans at March 31, 2011, compared to 109.56% at year-end 2010, and 105.14% for March 31, 2010. During 2008, additional reserves were established to address identified risks associated with the slow down in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $12.5 million, $13.4 million, and $20.0 million at March 31, 2011, December 31, 2010, and March 31, 2010, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have decreased by $22.0 million over December 31, 2010 and $7.4 million over March 31, 2010 primarily attributable to the improving economic conditions.
     Net charge-offs on noncovered loans were $17.0 million for the first quarter ended 2011 compared to $84.2 million for year-end 2010 and $22.8 million in the first quarter ended 2010. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equalled 0.99%, 1.23%, and 1.36% for March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.
     The allowance for unfunded lending commitments at March 31, 2011, December 31, 2010, and March 31, 2010 was $7.2 million, $8.8 million and $6.3 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $121.9 million at first quarter-end 2011, $123.5 million at year-end 2010 and $124.1 million at first quarter-end 2010.

Allowance for Credit Losses
     The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended	Year Ended	Quarter ended
	March 31,	December 31,	March 31,
	2011	2010	2010
		(In thousands)
Allowance for Loan Losses Noncovered
Allowance for loan losses-beginning of period	$114,690	$115,092	$115,092
Provision for loan losses	17,018	83,783	25,493
Net charge-offs	(17,018)	(84,185)	(22,779)

Allowance for loan losses-end of period	$114,690	$114,690	$117,806

Reserve for Unfunded Lending Commitments
Balance at beginning of period	$8,849	$5,751	$5,751
Provision for credit losses	(1,647)	3,098	586

Balance at end of period	$7,202	$8,849	$6,337

Allowance for credit losses	$121,892	$123,539	$124,143

Annualized net charge-offs as a % of average loans	0.99%	1.23%	1.36%

Allowance for loan losses uncovered:
As a percentage of period-end loans, excluding acquired loans (a)	1.64%	1.65%	1.72%

As a percentage of nonperforming loans	138.67%	109.56%	105.14%

As a multiple of annualized net charge offs	1.66x	1.36x	1.28x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.74%	1.78%	1.82%

As a percentage of nonperforming loans	147.38%	118.01%	110.80%

As a multiple of annualized net charge offs	1.77x	1.47x	1.34x

(a)	Excludes loss share receivable
     The allowance for credit losses decreased $1.6 million from December 31, 2010 to March 31, 2011, and decreased $2.3 million from March 31, 2010 to March 31, 2011.

     The following tables show the overall credit quality by specific asset and risk categories.

	At March 31, 2011
	Loan Type
Allowance for Loan Losses		CRE and			Home Equity		Residential
Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$4,394	$61,374	$—	$—	$—	$—	$—	$65,768
Allowance	348	5,154	—	—	—	—	—	5,502
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	45,658	12,415	7,732					65,805
Grade 1 allowance	24	—	7					31
Grade 2 loan balance	91,210	6,220	—					97,430
Grade 2 allowance	141	17	—					158
Grade 3 loan balance	322,185	288,929	4,097					615,211
Grade 3 allowance	812	1,250	12					2,074
Grade 4 loan balance	1,568,205	1,624,964	48,322					3,241,491
Grade 4 allowance	21,029	16,780	430					38,239
Grade 5 (Special Mention) loan balance	55,624	103,701	187					159,512
Grade 5 allowance	2,143	4,692	9					6,844
Grade 6 (Substandard) loan balance	47,859	162,525	149					210,533
Grade 6 allowance	7,152	12,874	22					20,048
Grade 7 (Doubtful) loan balance	148	313	—					461
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,260,046	710,045	138,724	377,862	2,486,677
Current loans allowance				17,021	4,990	6,487	4,048	32,546
30 days past due loan balance				10,214	3,116	1,085	9,507	23,922
30 days past due allowance				1,561	787	528	355	3,231
60 days past due loan balance				2,779	1,385	831	1,991	6,986
60 days past due allowance				1,250	815	579	211	2,855
90+ days past due loan balance				6,128	353	1,224	8,472	16,177
90+ days past due allowance				877	291	1,118	876	3,162

Total loans	$2,135,283	$2,260,441	$60,487	$1,279,167	$714,899	$141,864	$397,832	$6,989,973

Total Allowance for Loan Losses	$31,649	$40,767	$480	$20,709	$6,883	$8,712	$5,490	$114,690

Total loans exclude acquired loans, including covered loans.

	At December 31, 2010
	Loan Type
Allowance for Loan Losses		CRE and			Home Equity		Residential
Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$5,675	$77,547	$—	$—	$—	$—	$—	$83,222
Allowance	—	5,228	—	—	—	—	—	5,228
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	66,802	16,688	8,069					91,559
Grade 1 allowance	38	—	8					46
Grade 2 loan balance	64,740	11,162	—					75,902
Grade 2 allowance	93	29	—					122
Grade 3 loan balance	260,351	318,260	11,414					590,025
Grade 3 allowance	694	1,214	35					1,943
Grade 4 loan balance	1,471,255	1,598,023	43,210					3,112,488
Grade 4 allowance	18,113	15,875	415					34,403
Grade 5 (Special Mention) loan balance	61,284	95,209	311					156,804
Grade 5 allowance	2,814	3,749	17					6,580
Grade 6 (Substandard) loan balance	55,720	187,590	—					243,310
Grade 6 allowance	8,012	13,111	—					21,123
Grade 7 (Doubtful) loan balance	2	—	—					2
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,279,307	722,351	145,624	375,022	2,522,304
Current loans allowance				16,597	5,472	8,148	3,621	33,838
30 days past due loan balance				14,486	2,500	1,570	10,574	29,130
30 days past due allowance				1,954	668	871	408	3,901
60 days past due loan balance				4,491	755	975	1,665	7,886
60 days past due allowance				1,643	441	759	194	3,037
90+ days past due loan balance				7,059	744	1,337	14,815	23,955
90+ days past due allowance				1,361	636	1,329	1,143	4,469

Total loans	$1,985,829	$2,304,479	$63,004	$1,305,343	$726,350	$149,506	$402,076	$6,936,587

Total Allowance for Loan Losses	$29,764	$39,206	$475	$21,555	$7,217	$11,107	$5,366	$114,690

Total loans exclude acquired loans, including covered loans.

	At March 31, 2010
	Loan Type
Allowance for Loan Losses		CRE and			Home Equity		Residential
Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$16,805	$68,777	$—	$—	$—	$—	$—	$85,582
Allowance	2,185	8,419	—	—	—	—	—	10,604
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	105,207	1,156	7,269					113,632
Grade 1 allowance	72	—	6					78
Grade 2 loan balance	43,085	38,301	63					81,449
Grade 2 allowance	50	63	—					113
Grade 3 loan balance	352,421	498,233	16,247					866,901
Grade 3 allowance	791	1,350	45					2,186
Grade 4 loan balance	980,056	1,621,687	35,020					2,636,763
Grade 4 allowance	9,165	16,206	327					25,698
Grade 5 (Special Mention) loan balance	69,325	89,821	852					159,998
Grade 5 allowance	2,717	4,402	34					7,153
Grade 6 (Substandard) loan balance	79,893	97,606	13					177,512
Grade 6 allowance	9,051	13,354	2					22,407
Grade 7 (Doubtful) loan balance	197	267	—					464
Grade 7 allowance	5	147	—					152
Consumer loans based on payment status:
Current loan balances				1,357,785	741,203	139,718	416,263	2,654,969
Current loans allowance				18,688	6,155	8,013	3,403	36,259
30 days past due loan balance				12,765	1,932	1,705	11,037	27,439
30 days past due allowance				2,031	582	917	475	4,005
60 days past due loan balance				3,907	642	1,270	2,516	8,335
60 days past due allowance				1,627	410	969	351	3,357
90+ days past due loan balance				2,268	1,044	2,336	17,759	23,407
90+ days past due allowance				1,526	1,049	2,259	960	5,794

Total loans	$1,646,989	$2,415,848	$59,464	$1,376,725	$744,821	$145,029	$447,575	$6,836,451

Total Allowance for Loan Losses	$24,036	$43,941	$414	$23,872	$8,196	$12,158	$5,189	$117,806

Total loans exclude acquired loans, including covered loans.
Asset Quality
     Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.
     The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans and Allowance for Loan Losses) in the 2010 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.
     The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.
     Nonperforming Loans are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

     Nonperforming Assets are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2011	2010	2010
Nonperforming commercial loans	$71,246	$89,828	$94,798
Other nonaccrual loans:	11,460	14,859	17,245

Total nonperforming loans	82,706	104,687	112,043
Other real estate (“ORE”)	30,053	18,815	11,277

Total nonperforming assets	$112,759	$123,502	$123,320

Loans past due 90 day or more accruing interest	$5,652	$22,017	$21,099

Total nonperforming assets as a percentage of total loans and ORE	1.61%	1.78%	1.80%

     Commercial nonperforming loans decreased $18.6 million from December 31, 2010 and $23.6 million from March 31, 2010 as assets were moved for disposition into other real estate. Total other real estate increased $11.3 million from December 31, 2010 to $30.1 million as of March 31, 2011 reflecting economic stress. While Management expects ORE balances to remain elevated reflecting post economic stress, Management expects that inflows will slow over the course of 2011.
     The consumer portfolio is stable and improving. 30 delinquency levels within the portfolio have decreased by $14.7 million or 23.36% compared to the quarter ending December 31, 2010 and decreased $18.6 million or 27.86% compared to the quarter ended March 31, 2010. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Additionally the overall consumer portfolio has decreased by $51.2 million or 1.96% compared to the quarter ending December 31, 2010 and decreased $180.8 million or 6.60% compared to the quarter ended March 31, 2010. Average FICO scores on the consumer portfolio subcomponents are excellent with average scores on installment loans at 735, home equity lines at 764, residential mortgages at 722 and credit cards at 725. Net charge offs within the consumer portfolio were $9.7 million, up $0.8 million from the quarter ended December 31, 2010 but down $1.6 million from the quarter ended March 31, 2010. Net charge offs on the total consumer portfolio were 1.47% in the quarter ended March 31, 2011 compared to 2.02% in the quarter ended March 31, 2010.
     In March 31, 2011 and December 31, 2010 nonperforming assets, other real estate includes $0.8 million of vacant land no longer considered for branch expansion which are not related to loan portfolios.
     Commercial criticized loans decreased $25.4 million from December 31, 2010, and $72.2 million from March 31, 2010.
     See Note 1 (Summary of Significant Accounting Policies) of the 2010 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.

     The following table is a nonaccrual commercial loan flow analysis:

	Quarters Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(In thousands)
Nonaccrual commercial loans beginning of period	$89,828	$91,646	$84,535	$94,798	$74,033

Credit Actions:
New	7,876	20,385	19,625	4,419	31,211
Loan and lease losses	(4,717)	(5,750)	(6,381)	(6,071)	(5,367)
Charged down	(3,207)	(7,679)	(4,139)	(1,730)	(3,567)
Return to accruing status	(524)	(1,829)	(200)	(1,575)	(672)
Payments	(18,009)	(6,945)	(1,795)	(5,306)	(840)
Sales	—	—	—	—	—

Nonaccrual commercial loans end of period	$71,246	$89,828	$91,646	$84,535	$94,798

     In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification is short-term (30 to 90 days), or does not include any provision other than extension of maturity date. All amounts due, including interest accrued at the contractual interest rate, are expected to be collected TDRs return to accrual status once the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles from the data of restructure. A sustained period of repayment performance would be a minimum of six consecutive payment cycles.
     Our TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit which total, in aggregate, $25.5 million or 75.06% of our total TDR portfolio as of March 31, 2011. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.
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

	Quarter Ended		Year Ended		Quarter Ended
	March 31, 2011		December 31, 2010		March 31, 2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$2,874,884	—	$2,550,849	—	$2,146,969	—
Interest-bearing DDA	841,545	0.09%	794,497	0.09%	687,233	0.09%
Savings and money market accounts	4,978,773	0.64%	4,303,815	0.74%	3,709,246	0.83%
CDs and other time deposits	2,624,607	1.05%	2,801,270	1.17%	1,797,348	1.45%

Total customer deposits	11,319,809	0.53%	10,450,431	0.63%	8,340,796	0.69%

Securities sold under
agreements to repurchase	848,169	0.44%	907,015	0.49%	951,927	0.48%
Wholesale borrowings	325,296	2.04%	510,799	2.74%	708,414	3.53%

Total funds	$12,493,274		$11,868,245		$10,001,137

     The increase in total deposits over March 31, 2011 was driven by the Corporation’s expansion strategy in Chicago which resulted in the acquisition of $3.9 billion of deposits during the second quarter of 2010. The Corporation’s strategy is to retain recently acquired depository customers and move them from certificate of deposit accounts into core deposit products.
     Average demand deposits comprised 32.83% of average deposits in the 2011 first quarter compared to 33.98% in the 2010 first quarter. Savings accounts, including money market products, made up 43.98% of average deposits in the 2011 first quarter compared to 44.47% in the 2010 first quarter. CDs made up 23.19% of average deposits in the first quarter 2011 and 21.55% in the first quarter 2010.
     The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 75 basis points compared to one year ago, or 0.14% for the quarter ended March 31, 2011.

     The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of March 31, 2011, by time remaining until maturity:

Amount
Time until maturity:	(In thousands)
Under 3 months	$191,660
3 to 6 months	219,295
6 to 12 months	191,315
Over 1 year through 3 years	193,092
Over 3 years	36,612

$831,974

Capital Resources
     The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.
Shareholder’s Equity
     Shareholders’ equity at March 31, 2011 and December 31, 2010 totaled $1.5 billion compared to $1.2 billion at March 31, 2010. The cash dividend of $0.16 per share paid in the first quarter has an indicated annual rate of $0.64 per share.
Capital Availability
     The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell shares common shares of the Corporation’s common stock. The Corporation sold 3.9 million shares with an average value of $20.91 per share during the quarter ended March 31, 2010.
     During the quarter ended June 30, 2010, the Corporation closed and completed a sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts, commissions and expenses of the offering.
Capital Adequacy
     Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.50% at March 31, 2011, compared to 7.59% at December 31, 2010, and 7.91% at March 31, 2010.
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
     As of March 31, 2011, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	March 31,		December 31,		March 31,
	2011		2010		2010
	(Dollars in thousands)
Consolidated
Total equity	$1,519,957	10.51%	$1,507,715	10.67%	$1,152,721	9.35%
Common equity	1,519,957	10.51%	1,507,715	10.67%	1,152,721	9.35%
Tangible common equity (a)	1,050,045	7.50%	1,037,260	7.59%	959,117	7.91%
Tier 1 capital (b)	1,074,020	11.68%	1,061,466	11.57%	999,978	11.72%
Total risk-based capital (c)	1,189,389	12.94%	1,176,429	12.82%	1,106,821	12.98%
Leverage (d)	1,074,020	7.81%	1,061,466	7.61%	999,978	9.01%

Bank Only
Total equity	$1,327,090	9.18%	$1,421,123	10.07%	$971,801	7.90%
Common equity	1,327,090	9.18%	1,421,123	10.07%	971,801	7.90%
Tangible common equity (a)	857,178	6.13%	950,668	6.97%	826,897	6.80%
Tier 1 capital (b)	986,868	10.75%	970,566	10.58%	793,550	9.32%
Total risk-based capital (c)	1,097,702	11.96%	1,081,203	11.79%	896,102	10.53%
Leverage (d)	986,868	7.19%	970,566	6.90%	793,550	7.07%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
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
     Interest rate risk on the Corporation’s balance sheets consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in the investment portfolio and in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Corporation. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in a narrowing of profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates. Each of these types of risks is defined in the discussion of market risk management of the 2010 Form 10-K.
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
     Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of March 31, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
March 31, 2011	*	1.56%	3.42%	4.82%
March 31, 2010	*	1.99%	3.41%	4.22%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of March 31, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100 basis	+ 100 basis	+ 200 basis	+ 300 basis
	points	points	points	points
March 31, 2011	*	3.31%	7.88%	8.75%
March 31, 2010	*	2.82%	3.09%	2.27%

*	Modeling for the decrease in 100 basis points scenario has been suspended due to the current rate environment.
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
     The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 78.36% of total deposits at March 31, 2011. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the first quarter of 2011 in addition to unencumbered, or unpledged, investment securities that totaled $1.3 billion as of March 31, 2011.
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
     Funding Trends for the Quarter — During the three months ended March 31, 2011, lower cost core deposits increased by $0.5 billion from the previous quarter. In aggregate, deposits increased $0.1 billion. Securities sold under agreements to repurchase increased $175.4 million from December 31, 2010. Wholesale borrowings decreased $1.0 million from December 31, 2010. The Corporation’s loan to deposit ratio decreased to 79.47% at March 31, 2011 from 81.46% at December 31, 2010.
     Parent Company Liquidity — The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
     During the quarter ended March 31, 2011, FirstMerit Bank paid $17.5 million in dividends to FirstMerit Corporation. As of March 31, 2011, FirstMerit Bank had an additional $157.4 million available to pay dividends without regulatory approval.
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
     In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.
     In addition, and among many other legislative changes as a result of the Dodd-Frank Act that the Corporation will assess, the Corporation will (1) experience a new assessment model from the FDIC based on assets, not deposits, (2) be subject to enhanced executive compensation and corporate governance requirements, and (3) be able, for the first time to offer interest on business transaction and other accounts.
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
     Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the enactment of the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable at this time.
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
Critical Accounting Policies
     The Corporation’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) of the 2010 Form 10-K provide a greater understanding of how the Corporation’s financial performance is recorded and reported.
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
     Management relies heavily on the use of judgment, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes, derivative instruments and hedging activities, and assets and liabilities that involve valuation methodologies. A brief discussion of each of these areas appears within Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Form 10-K.
Off-Balance Sheet Arrangements
     A detailed discussion of the Corporation’s off-balance sheet arrangements, including interest rate swaps, forward sale contracts, mortgage loan commitments, and TBA Securities is included in Note 9 (Derivatives and Hedging Activities) to the Corporation’s consolidated financial statements included in this report and in Note 17 to the 2010 Form 10-K. There have been no significant changes since December 31, 2010.
Forward-looking Safe-harbor Statement
     Discussions in this report that are not statements of historical fact (including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “project,” intend,” and “plan”) are forward-looking statements that involve risks and uncertainties. Any forward-looking statement is not a guarantee of future performance and actual future results could differ materially from those contained in forward-looking information. Factors that could cause or contribute to such differences include, without limitation, risks and uncertainties detained from time to time in the Corporation’s filings with the Securities and Exchange Commission, including without limitation the risk factors disclosed in Item 1A, “Risk Factors,” of the 2010 Form 10-K.
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

housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation; and the Corporation’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.
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
      In addition, in December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Minimum global liquidity standards under Basel III are meant to ensure banks maintain adequate levels of liquidity on both a short and medium to longer term horizon. Expected liquidity standard implementation dates are January 1, 2015 and January 1, 2018. When implemented by the federal banking agencies and fully phased-in, Basel III will also require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. When fully phased in on January 1, 2019, Basel III will require banking institutions to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2011, with adoption of final implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

ITEM 1A. RISK FACTORS.
     There have been no material changes in our risk factors from those disclosed in 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.
(b)	Not applicable.
(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the first quarter of the 2011 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of December 31, 2010				396,272

January 1, 2011 - January 31, 2011	33,074	$19.96	—	396,272
February 1, 2011 - February 28, 2011	54,033	17.56	—	396,272
March 1, 2011 - March 31, 2011	3,599	24.00	—	396,272

Balance as of March 31, 2011	90,706	$18.70	—	396,272

(1)	Reflects 90,706 common shares purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted common shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the first quarter of 2011.

(2)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. (REMOVED AND RESERVED).
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit
Number	Description
3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010 ).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed by FirstMerit Corporation on May 10, 2010 ).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

101*	The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

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

April 28, 2011