Form 10-Q
period 2011-06-30
FIRSTMERIT CORP /OH/
filed 2011-07-29
CIK 354869

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
          As of July 25, 2011, 109,239,331 shares, without par value, were outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 1A. RISK FACTORS.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibit Index
EX-10.4
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30,	December 31,	June 30,
(Unaudited, except December 31, 2010, which is derived from the audited financial statements)	2011	2010	2010
ASSETS
Cash and due from banks	$191,965	$157,415	$221,851
Interest-bearing deposits in banks	32,113	365,698	398,664

Total cash and cash equivalents	224,078	523,113	620,515
Investment securities
Held-to-maturity	80,857	59,962	65,160
Available-for-sale	3,498,272	2,987,040	3,067,552
Other investments	160,805	160,752	160,222
Loans held for sale	22,951	41,340	24,733
Noncovered loans:
Commercial loans	4,808,305	4,527,497	4,335,392
Mortgage loans	400,661	403,843	430,550
Installment loans	1,259,072	1,308,860	1,370,400
Home equity loans	738,719	749,378	762,288
Credit card loans	143,828	149,506	146,253
Leases	57,634	63,004	58,555

Total noncovered loans	7,408,219	7,202,088	7,103,438
Allowance for loan losses noncovered	(109,187)	(114,690)	(118,343)

Net noncovered loans	7,299,032	7,087,398	6,985,095
Covered loans (includes loss share receivable of $239 million, $289 million, and $344 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.)	1,755,107	1,976,754	2,259,522
Allowance for covered loan losses	(33,360)	(13,733)	—

Net covered loans	1,721,747	1,963,021	2,259,522
Net loans	9,020,779	9,050,419	9,244,617
Premises and equipment, net	191,674	197,866	169,563
Goodwill	460,044	460,044	460,044
Intangible assets	9,325	10,411	12,422
Other real estate covered by FDIC loss share	58,502	54,710	50,461
Accrued interest receivable and other assets	620,270	589,057	646,184

Total assets	$14,347,557	$14,134,714	$14,521,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,944,117	$2,790,550	$2,621,994
Demand-interest bearing	842,280	868,404	718,891
Savings and money market accounts	5,305,584	4,811,784	4,353,579
Certificates and other time deposits	2,248,958	2,797,268	3,820,707

Total deposits	11,340,939	11,268,006	11,515,171

Federal funds purchased and securities sold under agreements to repurchase	809,570	777,585	744,055
Wholesale borrowings	325,133	326,007	474,963
Accrued taxes, expenses, and other liabilities	321,528	255,401	281,939

Total liabilities	12,797,170	12,626,999	13,016,128

Commitments and contingencies
Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 115,121,731, 115,121,731 and 115,121,731 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	127,937	127,937	127,937
Capital surplus	477,449	485,567	483,958
Accumulated other comprehensive loss	(9,145)	(26,103)	(4,517)
Retained earnings	1,103,608	1,080,900	1,059,418
Treasury stock, at cost, 5,880,692, 6,305,218 and 6,335,809 shares at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	(149,462)	(160,586)	(161,451)

Total shareholders’ equity	1,550,387	1,507,715	1,505,345

Total liabilities and shareholders’ equity	$14,347,557	$14,134,714	$14,521,473

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Quarters ended		Six months ended
(Unaudited)	June 30,		June 30,
(Dollars in thousands except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans, including held for sale	$107,904	$109,924	$222,460	$193,569
Investment securities
Taxable	22,176	25,602	43,661	50,472
Tax-exempt	3,137	3,288	6,332	6,627

Total investment securities interest	25,313	28,890	49,993	57,099
Total interest income	133,217	138,814	272,453	250,668

Interest expense:
Interest on deposits:
Demand-interest bearing	177	149	361	301
Savings and money market accounts	7,398	7,873	15,243	15,474
Certificates and other time deposits	5,606	9,510	12,433	15,916
Interest on securities sold under agreements to repurchase	940	1,404	1,855	2,531
Interest on wholesale borrowings	1,653	3,111	3,292	9,285

Total interest expense	15,774	22,047	33,184	43,507

Net interest income	117,443	116,767	239,269	207,161
Provision for loan losses noncovered	10,138	20,366	27,156	45,859
Provision for loan losses covered	7,481	267	12,812	267

Net interest income after provision for loan losses	99,824	96,134	199,301	161,035

Other income:
Trust department income	5,863	5,574	11,377	10,855
Service charges on deposits	15,712	17,737	30,622	33,103
Credit card fees	13,510	12,242	25,717	23,800
ATM and other service fees	3,063	2,844	5,980	5,353
Bank owned life insurance income	3,015	2,886	8,256	8,538
Investment services and insurance	1,972	2,535	4,419	4,463
Investment securities gains, net	889	651	889	651
Loan sales and servicing income	2,609	2,975	7,621	6,212
Gain on George Washington acquisition	—	—	—	1,041
Other operating income	4,858	5,765	9,366	9,093

Total other income	51,491	53,209	104,247	103,109

Other expenses:
Salaries, wages, pension and employee benefits	56,713	51,899	116,583	100,055
Net occupancy expense	8,086	7,680	16,680	14,820
Equipment expense	6,816	6,735	13,652	12,785
Stationery, supplies and postage	2,750	2,696	5,455	5,389
Bankcard, loan processing and other costs	8,266	7,663	15,829	15,481
Professional services	5,940	7,845	11,734	13,082
Amortization of intangibles	543	669	1,086	903
FDIC expense	4,581	4,416	8,947	8,181
Other operating expense	16,373	16,120	34,548	29,040

Total other expenses	110,068	105,723	224,514	199,736

Income before income tax expense	41,247	43,620	79,034	64,408
Income tax expense	11,484	12,127	21,710	17,525

Net income	$29,763	$31,493	$57,324	$46,883

Other comprehensive income, net of taxes
Unrealized securities’ gains (losses), net of taxes	$17,198	$16,889	$17,536	$21,365
Less: reclassification adjustment for securities’ gains (losses) realized in income, net of taxes	578	423	578	423

Total other comprehensive gain (loss), net of taxes	16,620	16,466	16,958	20,942

Comprehensive income	$46,383	$47,959	$74,282	$67,825

Net income applicable to common shares	$29,763	$31,493	$57,324	$46,883

Net income used in diluted EPS calculation	$29,763	$31,493	$57,324	$46,883

Weighted average number of common shares outstanding — basic	109,138	98,968	108,954	93,400

Weighted average number of common shares outstanding — diluted	109,139	98,969	108,955	93,403

Basic earnings per share	$0.27	$0.32	$0.53	$0.50

Diluted earnings per share	$0.27	$0.32	$0.53	$0.50

Dividend per share	$0.16	$0.16	$0.32	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Common		Other			Total
	Preferred	Common	Stock	Capital	Comprehensive	Retained	Treasury	Shareholders’
(Unaudited)	Stock	Stock	Warrant	Surplus	Income (Loss)	Earnings	Stock	Equity
(In thousands)
Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	46,883	—	46,883
Cash dividends — common stock ($0.32 per share)	—	—	—	—	—	(31,090)	—	(31,090)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (407,055 shares)	—	—	—	(9,917)	—	—	9,911	(6)
Restricted stock activity (161,234 shares)	—	—	—	1,032	—	—	(3,567)	(2,535)
Deferred compensation trust (2,877 increase in shares)	—	—	—	(98)	—	—	98	—
Share-based compensation	—	—	—	4,634	—	—	—	4,634
Issuance of common stock (21,487,860 shares)	—	—	—	400,064	—	—	—	400,064
Net unrealized gains on investment securities, net of taxes	—	—	—	—	20,942	—	—	20,942

Balance at June 30, 2010	$—	$127,937	$—	$483,958	$(4,517)	$1,059,418	$(161,451)	$1,505,345

Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	57,324	—	57,324
Cash dividends — common stock ($0.32 per share)	—	—	—	—	—	(34,616)	—	(34,616)
Nonvested (restricted) shares granted (560,438 shares)	—	—	—	(13,656)	—	—	13,657	1
Restricted stock activity (135,912 shares)	—	—	—	312	—	—	(2,535)	(2,223)
Deferred compensation trust (6,582 decrease in shares)	—	—	—	(2)	—	—	2	—
Share-based compensation	—	—	—	5,228	—	—	—	5,228
Net unrealized gains on investment securities, net of taxes	—	—	—	—	16,958	—	—	16,958

Balance at June 30, 2011	$—	$127,937	$—	$477,449	$(9,145)	$1,103,608	$(149,462)	$1,550,387

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(Unaudited)	June 30,
(Dollars in thousands)	2011	2010
Operating Activities
Net income	$57,324	$46,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,968	46,126
Depreciation and amortization	11,324	10,375
Benefit attributable to FDIC loss share	22,854	—
Accretion of acquired loans	(63,508)	(27,781)
Accretion income for lease financing	(1,304)	(1,298)
Amortization and accretion of securities, net
Available for sale	7,530	5,081
Other	13	—
Gain on acquisition	—	(1,041)
Gain on sales and calls of investment securities, net
Available for sale	(889)	(651)
Originations of loans held for sale	(193,212)	(182,735)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	214,996	178,105
Gains on sales of loans, net	(3,395)	(3,275)
Amortization of intangible assets	1,086	903
Net change in assets and liabilities
Interest receivable	(1,273)	(3,825)
Interest payable	(709)	(4,414)
Prepaid assets	(16,552)	2,455
Bank owned life insurance	(4,195)	(4,204)
Employee pension liability	4,303	18,704
Other assets and liabilities	(10,560)	(8,767)

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,801	70,641
Investing Activities
Proceeds from sales of securities
Available for sale	3,648	500,066
Proceeds from prepayments, calls, and maturities
Available for sale	503,105	369,285
Held to maturity	15,568	9,215
Other	12	25
Purchases of securities
Available for sale	(939,552)	(829,717)
Held to maturity	(36,461)	(23,688)
Other	(79)	(3,323)
Net decrease in loans and leases	28,850	132,645
Purchases of premises and equipment	(5,132)	(12,548)
Net cash acquired from acquisitions	—	985,506

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(430,041)	1,127,466
Financing Activities
Net increase in demand accounts	127,443	55,676
Net increase in savings and money market accounts	493,800	111,328
Net decrease in certificates and other time deposits	(548,310)	(32,417)
Net increase (decrease) in securities sold under agreements to repurchase	31,985	(975,335)
Net decrease in wholesale borrowings	(874)	(265,142)
Net proceeds from issuance of common stock	—	400,064
Cash dividends — common	(34,616)	(31,090)
Restricted stock activity	(2,223)	(2,535)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	—	826

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	67,205	(738,625)

Increase in cash and cash equivalents	(299,035)	459,482
Cash and cash equivalents at beginning of period	523,113	161,033

Cash and cash equivalents at end of period	$224,078	$620,515

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$27,741	$33,777

Federal income taxes	$2,615	$14,108

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011 (Unaudited) (Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
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
          The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of June 30, 2011 and 2010 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.
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
          Recently Adopted and Issued Accounting Standards -
          FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06 to amend ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about gross purchases, sales, issuances and settlements. Except for the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 made by ASU 2010-06 were effective for the Corporation on January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements was effective for the Corporation as of January 1, 2011. All required disclosures are incorporated into Note 11 (Fair Value Measurement).
          FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU 2010-20, which requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivables level. As it relates to disclosures as of the end of a reporting period, ASU 2010-20 was effective for the Corporation as of December 31, 2010. Disclosures that relate to activity during a reporting period were required for the Corporation in the period beginning January 1, 2011 and are incorporated into Note 4 (Loans) and Note 5 (Allowance for Loan Losses). In January 2011, the FASB temporarily deferred the effective date for disclosures about troubled debt restructurings under ASU 2010-20. See ASU 2011-2 below which requires disclosures about troubled debt restructurings under ASU 2010-20 on a prospective basis beginning in the quarter ended September 30, 2011.
          FASB ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. In December 2010, the FASB issued ASU 2010-28, which modifies Step 1 of the goodwill impairment test under ASC 350, Intangibles-Goodwill and Other (“ASC 350”), for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors (as defined in ASC 350) indicating that an impairment may exist. This guidance was effective for the Corporation as of January 1, 2011. The adoption of ASU 2010-28 did not have an impact on the Corporation’s consolidated financial statements.
          FASB ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. In December 2010, the FASB issued ASU 2010-29, which clarifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for the Corporation prospectively for business combinations for which the acquisition date is on or after the January 1, 2011. The Corporation has had no acquisitions subsequent to January 1, 2011.
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
          FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued ASU 2011-03, which removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. ASU 2011-03 is effective prospectively for all transactions or modifications of existing transactions that occur on or after January 1, 2012. The Corporation has not completed evaluating the impact of ASU 2011-03 on its consolidated financial statements.
          FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued ASU 2011-04. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in ASC 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for the Corporation on a prospective basis beginning in the quarter ended March 31, 2012. The Corporation has not completed evaluating the impact of ASU 2011-04 on its consolidated financial statements.
          FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update is effective on a retrospective basis beginning in the quarter ended March 31, 2012. As the Corporation currently reports comprehensive income in a single continuous statement with all of the components required by ASU 2011-05, the adoption of this guidance will not have an impact on its consolidated financial statements.
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
          The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the Covered Loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these Covered Loans was $88.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax. These fair value estimates reflect the additional information that the Corporation obtained during the quarters ended June 30, 2010 and September 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the Covered Loans increased by $6.3 million, the FDIC loss share receivable on the Covered Loans decreased by $7.5 million, and other liabilities increased $5.2 million as of February19, 2010 from that originally reported in the quarter ended March 31, 2010. These revised estimates resulted in a decrease of $4.0 million to the bargain purchase gain from that originally reported in the quarter ended March 31, 2010, which is included in noninterest income in the consolidated statements of income and comprehensive income for the six months ended June 30, 2010.
          In accordance with the Loss Share Agreements, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the Loss Share Agreements) for every consecutive twelve-month period prior to and ending on the George

Washington True-Up Measurement Date. As of the date of the acquisition, the true-up liability was estimated to be $5.2 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as of June 30, 2011 was $4.5 million. Additional information can be found in Note 11 (Fair Value Measurement).
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

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loans	254,492	(117,879)	136,613
Mortgage loans	27,218	(2,860)	24,358
Installment loans	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable — loans	—	88,694	88,694

Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Loss share receivable-other real estate	—	11,339	11,339
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760

Total liabilities assumed	$398,303	$10,112	$408,415

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
          The loans and other real estate acquired are covered by a loss share agreement between the Bank and the FDIC which affords the Bank significant protection against future losses. New loans made after the date of the transaction are not covered by the provisions of the loss sharing agreements. The Bank acquired other assets that are not covered by the loss sharing agreements with the FDIC, including investment securities purchased at fair market value and other tangible assets.
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
          The acquisition of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $260.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million. These estimated fair values reflect the additional information that the Corporation obtained during the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the Covered Loans decreased by $39.4 million, the FDIC loss share receivable on the Covered Loans increased by $23.9 million, accrued interest increased by $5.4 million, other assets increased by $20.6 million and other liabilities decreased by $2.3 million as of May 14, 2010 from that originally reported in the quarter ended June 30, 2010. These revised estimates resulted in a decrease of goodwill by $5.6 million from that originally reported in the quarter ended June 30, 2010 to $272.1 million, which was recognized in the quarter ended June 30, 2010 and which is reflected in the June 30, 2011 consolidated balance sheet.
          In accordance with the Loss Share Agreements, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank; minus (ii) the aggregate of all of the payments made or payable to the FDIC. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of the date of acquisition, the true-up liability was estimated to be $6.3 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as of June 30, 2011 was $7.7 million. Additional information can be found in Note 11 (Fair Value Measurement).
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

	As Recorded	Fair Value	As Recorded by
	by FDIC	Adjustments	FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Commercial loans	1,840,001	(317,526)	1,522,475
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,152,132	(371,268)	1,780,864
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	(5,436)	—
Loss share receivable — loans	—	260,730	260,730

Total covered loans and loss share receivable	2,152,103	(110,509)	2,041,594
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	(1,165)	26,155
Loss share receivable — other real estate		2,196	2,196
Goodwill	—	272,099	272,099
Other assets	9,838	19,054	28,892

Total assets acquired	$3,033,823	$188,131	$3,221,954

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	6,256	6,256
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$98,622	$2,994,415

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

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Debt Securities
U.S. government agency debentures	370,649	743	(148)	371,244
U.S. States and political subdivisions	299,238	10,728	(181)	309,785
Residential mortgage-backed securities:
U.S. government agencies	1,528,537	60,524	(90)	1,588,971
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,061,393	19,883	(1,326)	1,079,950
Non-agency	93,733	114	—	93,847
Corporate debt securities	61,461	—	(10,738)	50,723

Total debt securities	3,415,011	91,992	(12,483)	3,494,520
Marketable equity securities	3,752	—	—	3,752

Total securities available for sale	$3,418,763	$91,992	$(12,483)	$3,498,272

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$80,857	$—	$—	$80,857

Total securities held to maturity	$80,857	$—	$—	$80,857

	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$399,122	$703	$(194)	$399,631
U.S. States and political subdivisions	296,327	3,537	(2,119)	297,745
Residential mortgage-backed securities:
U.S. government agencies	1,343,021	52,230	(547)	1,394,704
Residential collateralized mortgage-backed securities:
U.S. government agencies	814,774	18,223	(2,306)	830,691
Non-agency	15,018	—	—	15,018
Corporate debt securities	61,435	—	(16,106)	45,329

Total debt securities	2,929,697	74,693	(21,272)	2,983,118
Marketable equity securities	3,922	—	—	3,922

Total securities available for sale	$2,933,619	$74,693	$(21,272)	$2,987,040

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$59,962	$—	$—	$59,962

Total securities held to maturity	$59,962	$—	$—	$59,962

	June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Debt Securities
U.S. Treasury	$50,000	$—	$—	$50,000
U.S. government agency debentures	326,338	1,130	(21)	327,447
U.S. States and political subdivisions	286,297	7,960	(81)	294,176
Residential mortgage-backed securities:
U.S. government agencies	1,491,498	72,850	(63)	1,564,285
Residential collateralized mortgage-backed securities:
U.S. government agencies	761,197	23,543	—	784,740
Non-agency	20	—	(1)	19
Corporate debt securities	61,410	—	(17,968)	43,442

Total debt securities	2,976,760	105,483	(18,134)	3,064,109
Marketable equity securities	3,443	—	—	3,443

Total securities available for sale	$2,980,203	$105,483	$(18,134)	$3,067,552

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$65,160	$—	$—	$65,160

Total securities held to maturity	$65,160	$—	$—	$65,160

          Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheet.

	June 30,	December 31,	June 30,
	2011	2010	2010
FRB stock	$20,804	$20,725	$19,787
FHLB stock	139,398	139,398	139,398
Other	603	629	1,037

Total other investments	$160,805	$160,752	$160,222

          FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
          At June 30, 2011, securities totaling $2.0 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.
Gross Unrealized Losses and Fair Value
          The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	June 30, 2011
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Impaired			Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$23,538	$(148)	2	$—	$—	—	$23,538	$(148)
U.S. States and political subdivisions	18,176	(158)	24	655	(23)	1	18,831	(181)
Residential mortgage-backed securities:
U.S. government agencies	14,229	(87)	1	182	(3)	2	14,411	(90)
Residential collateralized mortgage-backed securities:
U.S. government agencies	265,319	(1,326)	18	—	—	—	265,319	(1,326)
Corporate debt securities	—	—	—	50,723	(10,738)	8	50,723	(10,738)

Total temporarily impaired securities	$321,262	$(1,719)	45	$51,560	$(10,764)	11	$372,822	$(12,483)

	December 31, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Impaired			Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$109,238	$(194)	8	$—	$—	—	$109,238	$(194)
U.S. States and political subdivisions	105,530	(2,095)	164	665	(24)	1	106,195	(2,119)
Residential mortgage-backed securities:
U.S. government agencies	67,474	(544)	7	195	(3)	1	67,669	(547)
Residential collateralized mortgage-backed securities:
U.S. government agencies	188,264	(2,306)	17	—	—	—	188,264	(2,306)
Non-agency	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	45,329	(16,106)	8	45,329	(16,106)

Total temporarily impaired securities	$470,506	$(5,139)	196	$46,189	$(16,133)	10	$516,695	$(21,272)

	June 30, 2010
	Less than 12 months			12 months or longer			Total
			Number of			Number of
			Impaired			Impaired
	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses	Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$30,275	$(21)	2	$—	$—	—	$30,275	$(21)
U.S. States and political subdivisions	13,822	(68)	20	689	(13)	1	14,511	(81)
Residential mortgage-backed securities:
U.S. government agencies	15,016	(60)	2	227	(3)	1	15,243	(63)
Residential collateralized mortgage-backed securities:
Non-agency	3	(1)	1	—	—	—	3	(1)
Corporate debt securities	—	—	—	43,442	(17,968)	8	43,442	(17,968)

Total temporarily impaired securities	$59,116	$(150)	25	$44,358	$(17,984)	10	$103,474	$(18,134)

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
          As of June 30, 2011, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at June 30, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.
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

	Quarter ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds	$32,900	$487,905	$32,900	$500,006

Realized gains	$945	$1,602	$945	$1,602
Realized losses	(56)	(951)	(56)	(951)

Net securities gains	$889	$651	$889	$651

Contractual Maturity of Debt Securities
          The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of June 30, 2011. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

				Residential	Residential
			Residential	collateralized	collateralized
		U.S. States and	mortgage-backed	mortgage	mortgage
	U.S. Government	political	securities - U.S	obligations - U.S.	obligations - non -
	agency	subdivisions	govt. agency	govt. agency	U.S. govt. agency	Corporate debt		Weighted
	debentures	obligations	obligations	obligations	issued	securities	Total	Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$259,805	$10,313	$4,067	$34,945	$—	$—	$309,130	1.35%
Over one year through five years	111,439	21,351	1,479,708	1,045,005	17,643	—	2,675,146	2.92%
Over five years through ten years	—	137,952	105,196	—	76,204	—	319,352	3.34%
Over ten years	—	140,169	—	—	—	50,723	190,892	4.55%

Fair Value	$371,244	$309,785	$1,588,971	$1,079,950	$93,847	$50,723	$3,494,520	2.92%

Amortized Cost	$370,649	$299,238	$1,528,537	$1,061,393	$93,733	$61,461	$3,415,011

Weighted-Average Yield	0.74%	5.69%	3.45%	2.43%	0.62%	0.99%	2.92%
Weighted-Average Maturity	0.7	9.1	3.3	2.8	5.9	16.3	3.7

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$27,770	$—	$—	$—	$—	$27,770	3.79%
Over one year through five years	—	14,507	—	—	—	—	14,507	3.79%
Over five years through ten years	—	3,780	—	—	—	—	3,780	3.79%
Over ten years	—	34,800	—	—	—	—	34,800	7.29%

Fair Value	$—	$80,857	$—	$—	$—	$—	$80,857	5.30%

Amortized Cost	$—	$80,857	$—	$—	$—	$—	$80,857

Weighted-Average Yield		5.30%					5.30%
Weighted-Average Maturity		7.4					7.4

4. Loans
          Total non-covered and covered loans outstanding as of June 30, 2011, December 31, 2010 and June 30, 2010 were as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Commercial loans	$4,808,305	$4,527,497	$4,335,392
Mortgage loans	400,661	403,843	430,550
Installment loans	1,259,072	1,308,860	1,370,400
Home equity loans	738,719	749,378	762,288
Credit card loans	143,828	149,506	146,253
Leases	57,634	63,004	58,555

Total non-covered loans (a)	7,408,219	7,202,088	7,103,438
Allowance for noncovered loan losses	(109,187)	(114,690)	(118,343)

Net non-covered loans	7,299,032	7,087,398	6,985,095
Covered loans (b)	1,755,107	1,976,754	2,259,522
Allowance for covered loan losses	(33,360)	(13,733)	—

Net covered loans	1,721,747	1,963,021	2,259,522

Net loans	$9,020,779	$9,050,419	$9,244,617

(a)	Includes acquired, non-covered loans of $192.2 million, $265.5 million, and $323.5 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

(b)	Includes loss share receivable of $239 million, $289 million and $344 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
          Originated loans are presented net of deferred loan origination fees and costs which amounted to $5.1 million, $3.6 million, and $1.7 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Acquired loans, including Covered Loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 2 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by Loss Share Agreements which afford the Bank significant loss protection. Loans covered under Loss Share Agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets.
Acquired Loans
          The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Acquired impaired loans are not classified as nonperforming assets at June 30, 2011 as the loans are considered to be performing under ASC 310-30.
          All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the First Bank acquired loans is being accreted to interest income over the remaining term of the loans.

          The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect. The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.9 billion as of June 30, 2011.
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
          Changes in the carrying amount of accretable yield for Acquired Impaired Loans were as follows for the quarters and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010:

	Three months ended				Year ended		Six months ended
	June 30, 2011		June 30, 2010		December 31, 2010		June 30, 2011		June 30, 2010
		Carrying		Carrying		Carrying		Carrying		Carrying
	Accretable	Amount of	Accretable	Amount of	Accretable	Amount of	Accretable	Amount of	Accretable	Amount of
	Yield	Loans	Yield	Loans	Yield	Loans	Yield	Loans	Yield	Loans
Balance at beginning of period	$212,447	$1,425,758	$23,307	$152,224	$—	$—	$227,652	$1,512,817	$—	$—
Loans acquired			236,031	1,640,528	260,751	1,794,593	—	—	260,751	1,794,593
Accretion	(34,237)	34,237	(16,843)	16,843	(83,782)	83,782	(70,124)	70,124	(17,906)	17,906
Net Reclassifications from
non-accretable to accretable	18,711	—	(333)	—	52,253	—	39,958	—	(634)	—
Payments, received, net	—	(122,074)	—	(71,093)	—	(365,558)	—	(245,020)	—	(73,997)
Disposals	(396)	—	(235)	—	(1,570)	—	(961)	—	(284)	—
Balance at end of period	$196,525	$1,337,921	$241,927	$1,738,502	$227,652	$1,512,817	$196,525	$1,337,921	$241,927	$1,738,502
          Amortization of the loss share receivable for acquired loans is recognized through interest income and was $9.9 million for the three months ended June 30, 2011 and $21.5 million for the six months ended June 30, 2011.

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

As of June 30, 2011
							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Legacy Loans	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$3,415	$6,346	$3,102	$12,863	$2,402,784	$2,415,647	$202	$5,168
CRE	8,286	4,848	42,535	55,669	1,917,646	1,973,315	1,900	47,164
Construction	529	2,091	10,150	12,770	240,609	253,379	31	10,495
Leases	—	—	—	—	57,634	57,634	—	—

Consumer
Installment	9,636	3,243	5,055	17,934	1,238,299	1,256,233	739	787
Home Equity Lines	2,086	835	571	3,492	713,297	716,789	571	938
Credit Cards	915	496	797	2,208	141,620	143,828	349	563
Residential Mortgages	9,559	1,560	8,129	19,248	379,942	399,190	3,715	6,663

Total	$34,426	$19,419	$70,339	$124,184	$7,091,831	$7,216,015	$7,507	$71,778

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Acquired Loans (Noncovered)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$177	$169	$68	$414	$53,807	$54,221	$—	$68
CRE	4,110	309	3,676	8,095	103,648	111,743	2,883	793

Consumer
Installment	3	70	15	88	2,751	2,839	15	—
Home Equity Lines	140	—	19	159	21,771	21,930	19	—
Residential Mortgages	62	—	—	62	1,409	1,471	—	—

Total	$4,492	$548	$3,778	$8,818	$183,386	$192,204	$2,917	$861

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Covered Loans (a)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	$4,969	$7,569	$39,501	$52,039	$184,482	$236,521
CRE	27,684	35,750	205,958	269,392	660,039	929,431
Construction	139	673	73,265	74,077	27,841	101,918

Consumer
Installment	41	33	2,074	2,148	9,379	11,527
Home Equity Lines	1,174	1,428	403	3,005	148,961	151,966
Residential Mortgages	17,105	1,278	9,809	28,192	56,128	84,320

Total	$51,112	$46,731	$331,010	$428,853	$1,086,830	$1,515,683

(a)	Excludes loss share receivable of $239 million as of June 30, 2011.

(b)	Acquired impaired loans were not classified as nonperforming assets at June 30, 2011 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2010
							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Legacy Loans	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$5,280	$7,592	$12,553	$25,425	$1,960,404	$1,985,829	$4,692	$8,368
CRE	10,801	3,832	58,977	73,610	1,953,710	2,027,320	1,908	65,096
Construction	1,490	1,777	18,639	21,906	255,253	277,159	2,795	16,364
Leases	—	—	—	—	63,004	63,004	—	—

Consumer
Installment	14,486	4,491	7,059	26,036	1,279,307	1,305,343	1,929	3,724
Home Equity Lines	2,500	755	744	3,999	722,351	726,350	744	72
Credit Cards	1,570	975	1,337	3,882	145,624	149,506	371	966
Residential Mortgages	10,574	1,665	14,815	27,054	375,022	402,076	8,768	10,004

Total	$46,701	$21,087	$114,124	$181,912	$6,754,675	$6,936,587	$21,207	$104,594

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Acquired Loans (Noncovered)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$1,939	$511	$703	$3,153	$92,995	$96,148	$703	$—
CRE	493	16,650	38	17,181	123,860	141,041	38	—

Consumer
Installment	40	16	23	79	3,438	3,517	23	—
Home Equity Lines	105	24	46	175	22,853	23,028	46	—
Residential Mortgages	65	—	—	65	1,702	1,767	—	93

Total	$2,642	$17,201	$810	$20,653	$244,848	$265,501	$810	$93

							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
Covered Loans (a)	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	$5,509	$2,911	$70,588	$79,008	$180,186	$259,194
CRE	29,241	16,761	208,820	254,822	763,393	1,018,215
Construction	2,179	2,458	83,969	88,606	28,564	117,170

Consumer
Installment	667	493	36	1,196	10,327	11,523
Home Equity Lines	1,476	738	443	2,657	183,277	185,934
Residential Mortgages	14,975	3,625	12,320	30,920	65,193	96,113

Total	$54,047	$26,986	$376,176	$457,209	$1,230,940	$1,688,149

(a)	Excludes loss share receivable of $289 million as of December 31, 2010.

(b)	Acquired impaired loans were not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.
          At June 30, 2010, the investment in nonaccrual (non-covered) loans was $98.9 million, and loans past due 90 days or more and accruing interest was $36.9 million.
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
          The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of June 30, 2011
	Commercial
Legacy Loans	C&I	CRE	Construction	Leases
Grade 1	$47,596	$10,844	$1,361	$—
Grade 2	98,521	2,786	—	—
Grade 3	439,392	231,142	25,797	4,451
Grade 4	1,743,893	1,510,966	198,203	53,177
Grade 5	41,771	90,629	7,027	—
Grade 6	44,474	126,796	20,991	6
Grade 7	—	152	—	—
Grade 8	—	—	—	—

	$2,415,647	$1,973,315	$253,379	$57,634

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$1,238,299	$713,297	$141,620	$379,942
30-59 Days Past Due	9,636	2,086	915	9,559
60-89 Days Past Due	3,243	835	496	1,560
≥ 90 Days Past Due	5,055	571	797	8,129

	$1,256,233	$716,789	$143,828	$399,190

	Commercial
Acquired Loans (Noncovered)	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	335	1,977	—	—
Grade 4	52,235	105,292	—	—
Grade 5	863	—	—	—
Grade 6	788	4,474	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$54,221	$111,743	$—	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$2,751	$21,771	$—	$1,409
30-59 Days Past Due	3	140	—	62
60-89 Days Past Due	70	—	—	—
≥ 90 Days Past Due	15	19	—	—

	$2,839	$21,930	$—	$1,471

	Commercial
Covered Loans	C&I	CRE	Construction	Leases
Grade 1	$923	$—	$—	$—
Grade 2	445	—	—	—
Grade 3	4,033	2,659	—	—
Grade 4	98,395	378,213	4,679	—
Grade 5	45,824	191,595	2,551	—
Grade 6	85,410	341,158	84,576	—
Grade 7	1,491	15,806	10,112	—
Grade 8	—	—	—	—

	$236,521	$929,431	$101,918	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$9,379	$148,961	$—	$56,128
30-59 Days Past Due	41	1,174	—	17,105
60-89 Days Past Due	33	1,428	—	1,278
≥ 90 Days Past Due	2,074	403	—	9,809

	$11,527	$151,966	$—	$84,320

As of December 31, 2010
	Commercial
Legacy Loans	C&I	CRE	Construction	Leases
Grade 1	$66,802	$13,387	$3,301	$8,069
Grade 2	64,740	4,462	6,700	—
Grade 3	260,351	278,274	39,986	11,414
Grade 4	1,476,930	1,486,620	188,949	43,210
Grade 5	61,284	87,155	8,055	311
Grade 6	55,720	157,422	30,168	—
Grade 7	2	—	—	—
Grade 8	—	—	—	—

	$1,985,829	$2,027,320	$277,159	$63,004

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$1,279,307	$722,351	$145,624	$375,022
30-59 Days Past Due	14,486	2,500	1,570	10,574
60-89 Days Past Due	4,491	755	975	1,665
≥ 90 Days Past Due	7,059	744	1,337	14,815

	$1,305,343	$726,350	$149,506	$402,076

	Commercial
Acquired Loans (Noncovered)	C&I	CRE	Construction	Leases
Grade 2	—	—	—	—
Grade 3	451	5,934	—	—
Grade 4	95,392	133,613	—	—
Grade 5	5	—	—	—
Grade 6	300	1,494	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$96,148	$141,041	$—	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$3,438	$22,853	$—	$1,702
30-59 Days Past Due	40	105	—	65
60-89 Days Past Due	16	24	—	—
≥ 90 Days Past Due	23	46	—	—

	$3,517	$23,028	$—	$1,767

	Commercial
Covered Loans	C&I	CRE	Construction	Leases
Grade 1	$641	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,045	1,337	—	—
Grade 4	111,792	430,553	4,262	—
Grade 5	63,624	221,020	3,260	—
Grade 6	67,253	317,134	69,998	—
Grade 7	12,839	48,171	39,650	—
Grade 8	—	—	—	—

	$259,194	$1,018,215	$117,170	$—

	Consumer
		Home		Residential
	Installment	Equity Lines	Credit Cards	Mortgages
Current	$10,327	$183,277	$—	$65,193
30-59 Days Past Due	667	1,476	—	14,975
60-89 Days Past Due	493	738	—	3,625
≥ 90 Days Past Due	36	443	—	12,320

	$11,523	$185,934	$—	$96,113

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
          The activity within the allowance for loan loss for noncovered loans, by portfolio type, for the quarter and six months ended June 30, 2011 is shown in the following table:

For the quarter ended June 30, 2011
						Home	Credit	Residential
Legacy Loans	C&I	CRE	Construction	Leases	Installment	Equity Lines	Cards	Mortgages	Total
Beginning Balance	$31,649	$33,128	$7,639	$480	$20,709	$6,883	$8,712	$5,490	$114,690
Charge-offs	(4,274)	(2,608)	(1,337)	(127)	(6,202)	(2,762)	(2,297)	(1,351)	(20,958)
Recoveries	188	47	293	2	3,718	483	557	29	5,317
Provision	803	2,379	1,281	(2)	(136)	2,538	1,431	1,844	10,138

Ending Balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187

Ending Balance: Individually Evaluated	$290	$3,169	$1,038	$—	$662	$20	$28	$1,209	$6,416

Ending Balance: Collectively Evaluated	$28,076	$29,777	$6,838	$353	$17,427	$7,122	$8,375	$4,803	$102,771

Loans:
Ending Balance	$2,415,647	$1,973,315	$253,379	$57,634	$1,256,233	$716,789	$143,828	$399,190	$7,216,015

Ending Balance: Individually Evaluated	$3,573	$45,008	$9,407	$—	$15,703	$1,242	$2,453	$14,851	$92,237

Ending Balance: Collectively Evaluated	$2,412,074	$1,928,307	$243,972	$57,634	$1,240,530	$715,547	$141,375	$384,339	$7,123,778

For the six months ended June 30, 2011
						Home	Credit	Residential
Legacy Loans	C&I	CRE	Construction	Leases	Installment	Equity Lines	Cards	Mortgages	Total
Beginning Balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(8,989)	(4,459)	(2,695)	(127)	(14,293)	(5,577)	(4,615)	(3,015)	(43,770)
Recoveries	714	48	374	34	7,437	1,182	1,204	118	11,111
Provision	6,877	5,331	3,017	(29)	3,390	4,320	707	3,543	27,156

Ending Balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187

Ending Balance: Individually Evaluated	$290	$3,169	$1,038	$—	$662	$20	$28	$1,209	$6,416

Ending Balance: Collectively Evaluated	$28,076	$29,777	$6,838	$353	$17,427	$7,122	$8,375	$4,803	$102,771

Loans:
Ending Balance	$2,415,647	$1,973,315	$253,379	$57,634	$1,256,233	$716,789	$143,828	$399,190	$7,216,015

Ending Balance: Individually Evaluated	$3,573	$45,008	$9,407	$—	$15,703	$1,242	$2,453	$14,851	$92,237

Ending Balance: Collectively Evaluated	$2,412,074	$1,928,307	$243,972	$57,634	$1,240,530	$715,547	$141,375	$384,339	$7,123,778

          The activity within the allowance for loan loss for noncovered loans for the year ended December 31, 2010 and the quarter and six months ended June 30, 2010 is shown in the following table:

	Quarter ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
Allowance for Noncovered Loan Losses	2010	2010	2010
Balance at beginning of period	$117,806	$115,092	$115,092
Loans charged off:
C&I, CRE and Construction	6,942	15,837	39,766
Residential mortgages	1,395	3,041	5,156
Installment	8,430	17,235	34,054
Home equity lines	2,761	4,831	7,912
Credit cards	4,010	8,178	13,577
Leases	617	637	896
Overdrafts	812	1,403	3,171

Total charge-offs	24,967	51,162	104,532

Recoveries:
C&I, CRE and Construction	430	802	1,952
Residential mortgages	38	63	263
Installment	3,081	5,098	13,047
Home equity lines	444	701	1,599
Credit cards	608	1,081	2,199
Manufactured housing	55	86	156
Leases	229	238	267
Overdrafts	253	485	864

Total recoveries	5,138	8,554	20,347

Net charge-offs	19,829	42,608	84,185
Provision for loan losses	20,366	45,859	83,783

Balance at end of period	$118,343	$118,343	$114,690

          To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended June 30, 2011, the Corporation increased its allowance for covered loan losses to $33.4 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance from the prior quarter ended March 31, 2011 was recorded by a charge to the provision for covered loan losses of $15.2 million and an increase of $7.7 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.
          To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the Loss Share Agreements exceeds any remaining credit discount. The Corporation recognized a provision for loan losses on Acquired Non-Impaired Loans of $0.9 million in the quarter ended June 30, 2011.

          The activity within the allowance for loan loss for covered loans for the quarters and six months ended June 30, 2011 and 2010 and the year ended December 31, 2010 is shown in the following table:

	Quarter ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2011	2010	2011	2010	2010
Balance at beginning of the period	$28,405	$—	$13,733	$—	$—

Provision for loan losses before benefit attributable to FDIC loss share agreements	15,156	461	35,666	461	27,184
Benefit attributable to FDIC loss share agreements	(7,675)	(193)	(22,854)	(193)	(22,752)

Net provision for loan losses, covered	7,481	268	12,812	268	4,432

Increase in indemnification asset	7,675	193	22,854	193	22,752

Loans charged-off	(10,201)	(220)	(16,039)	(220)	(13,451)

Balance at end of the period	$33,360	$241	$33,360	$241	$13,733

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
          In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.
          Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the Loss Share Agreements. As of June 30, 2011 and December 31, 2010, TDRs on Acquired Impaired Loans were $51.0 million and $37.2 million, respectively. There were no TDRs on Acquired Impaired loans as of June 30, 2010.
          Included in certain loan categories in the tables below are TDRs, excluding TDRs on Acquired Impaired Loans, of $41.9 million, $46.8 million and $61.4 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The Corporation’s TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit. The Corporation restructures residential mortgages in a variety of ways to help its clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.
          A summary of impaired noncovered loans is shown in the following tables as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Loans with no related allowance
Commercial
C&I	$1,985	$4,467	$—	$2,513
CRE	31,986	43,575	—	33,799
Construction	4,838	9,109	—	4,919
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	2,654	3,966	—	2,673

Loans with a related allowance
Commercial
C&I	$1,588	$2,010	$290	$1,588
CRE	13,022	18,600	3,169	13,566
Construction	4,569	7,181	1,038	4,591
Consumer
Installment	15,703	15,724	662	15,794
Home equity line	1,242	1,242	20	1,256
Credit card	2,453	2,453	28	2,524
Residential mortgages	12,197	12,284	1,209	12,206

Total
Commercial	$57,988	$84,942	$4,497	$60,976
Consumer	34,249	35,669	1,919	34,453

Total impaired loans	$92,237	$120,611	$6,416	$95,429

As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Loans with no related allowance
Commercial
C&I	$12,172	$15,045	$—	$12,816
CRE	34,003	40,619	—	35,238
Construction	10,120	14,710	—	10,833
Consumer
Installment	17,146	17,164	—	17,313
Home equity line	1,747	1,747	—	1,764
Credit card	3,081	3,081	—	2,926
Residential mortgages	1,992	2,765	—	2,027

Loans with a related allowance
Commercial
C&I	$—	$—	$—	$—
CRE	30,792	37,767	3,852	33,172
Construction	7,585	11,423	1,588	8,928
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	9,705	9,776	741	9,713

Total
Commercial	$94,672	$119,564	$5,440	$100,987
Consumer	33,671	34,533	741	33,743

Total loans	$128,343	$154,097	$6,181	$134,730

          As of June 30, 2010, there was $73.9 million in impaired loans with an associated allowance of $9.6 million.
          Interest income recognized on impaired loans during the quarters and six months ended June 30, 2011 and 2010 was not material.
6. Goodwill and Intangible Assets
Goodwill
          Goodwill totaled $460.0 million at June 30, 2011, December 31, 2010, and June 30, 2010. Goodwill of $272.1 million, which reflects prior period purchase accounting adjustments, was acquired in the second quarter of 2010 in the FDIC assisted acquisition of Midwest.
          The Corporation expects $43.5 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.

          Goodwill was not recognized in the 2010 acquisition of George Washington. These acquisitions are more fully described in Note 2 (Business Combinations).
Other Intangible Assets
          The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	June 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(7,850)	$8,910
Non-compete covenant	102	(38)	64
Lease intangible	617	(266)	351

	$17,479	$(8,154)	$9,325

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(6,871)	$9,889
Non-compete covenant	102	(25)	77
Lease covenant	617	(172)	445

	$17,479	$(7,068)	$10,411

	June 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(4,966)	$11,794
Non-compete covenant	102	(13)	89
Lease covenant	617	(78)	539

	$17,479	$(5,057)	$12,422

          In the quarter ended June 30, 2010, a core deposit intangible asset of $7.4 million was recognized as a result of the Midwest acquisition. Core deposit intangible assets are amortized on an accelerated basis over their useful lives of ten years.
          This acquisition is more fully described in Note 2 (Business Combinations).
          Intangible asset amortization expense was $0.5 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows: 2011 — $1.1 million; 2012 — $1.9 million; 2013 — $1.2 million; 2014 — $1.1 million; and 2015 — $1.0 million.

7. Earnings per share
          The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
BASIC EPS:

Net income available to common shareholders	$29,763	$31,493	$57,324	$46,883

Average common shares outstanding	109,138	98,968	108,954	93,400

Net income per share — basic	$0.27	$0.32	$0.53	$0.50

DILUTED EPS:

Net income available to common shareholders	$29,763	$31,493	$57,324	$46,883
Add: interest expense on convertible bonds	—	—	—	—

	$29,763	$31,493	$57,324	$46,883

Avg common shares outstanding	109,138	98,968	108,954	93,400
Add: Equivalents from stock options and restricted stock	1	1	1	3
Add: Equivalents-convertible bonds	—	—	—	—

Average common shares and equivalents outstanding	109,139	98,969	108,955	93,403

Net income per common share — diluted	$0.27	$0.32	$0.53	$0.50

          For the quarters ended June 30, 2011 and 2010 options to purchase 3.4 million and 4.6 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.
          During the quarter ended June 30, 2010, the Corporation closed and completed the sale of a total of 17,600,160 common shares at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts and commissions and the estimated expenses of the offering paid by the Corporation.
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

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2011	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$64,587	$132,162	$56,272	$112,043	$4,707	$9,531	$(8,123)	$(14,467)	$117,443	$239,269
Provision for loan losses	15,090	25,107	6,517	12,466	707	1,326	(4,695)	1,069	17,619	39,968
Other income	12,620	27,413	25,785	49,976	8,089	16,282	4,997	10,576	51,491	104,247
Other expenses	35,732	73,346	58,539	119,370	10,140	20,437	5,657	11,361	110,068	224,514
Net income	17,150	39,729	11,050	19,619	1,267	2,632	296	(4,656)	29,763	57,324

AVERAGES :
Assets	$6,133,210	$6,114,006	$2,934,633	$2,944,264	$241,929	$242,586	$5,171,436	$5,074,596	$14,481,208	$14,375,452

	Commercial		Retail		Wealth		Other		Consolidated
June 30, 2010	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD	2nd Qtr	YTD
OPERATIONS:
Net interest income	$54,649	$97,683	$59,941	$108,196	$4,859	$9,563	$(2,682)	$(8,281)	$116,767	$207,161
Provision for loan losses	12,676	21,030	10,482	20,208	1,104	1,886	(3,629)	3,002	20,633	46,126
Other income	12,766	17,779	27,990	52,773	8,442	16,161	4,011	16,396	53,209	103,109
Other expenses	27,956	53,053	55,866	107,800	9,596	18,948	12,305	19,935	105,723	199,736
Net income	24,427	33,913	14,968	22,364	1,750	3,237	(9,652)	(12,631)	31,493	46,883

AVERAGES :
Assets	$5,443,648	$4,837,737	$2,928,728	$2,863,282	$289,357	$291,671	$4,810,446	$4,429,044	$13,426,271	$12,493,446
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
          As of June 30, 2011, December 31, 2010 and June 30, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2010		June 30, 2011		December 31, 2010		June 30, 2010
Notional/
	Notional/	Fair	Contract	Fair	Notional/	Fair	Notional/ Contract	Fair	Notional/	Fair	Notional/	Fair
	Contract Amount	Value (a)	Amount	Value (a)	Contract Amount	Value (a)	Amount	Value (b)	Contract Amount	Value (b)	Contract Amount	Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$6,920	$—	$—	$—	$267,792	$25,772	$303,933	$28,550	$350,743	$33,907

(a)	Included in Other Assets on the Consolidated Balance Sheet

(b)	Included in Other Liabilities on the Consolidated Balance Sheet
Derivatives Not Designated in Hedge Relationships
          As of June 30, 2011, December 31, 2010 and June 30, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2010		June 30, 2011		December 31, 2010		June 30, 2010
	Notional/		Notional/		Notional/		Notional/		Notional/		Notional/
	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair	Contract	Fair
	Amount	Value (a)	Amount	Value (a)	Amount	Value (a)	Amount	Value (b)	Amount	Value (b)	Amount	Value (b)
Interest rate swaps	$863,344	$46,246	$774,623	$44,270	$717,915	$49,391	$863,344	$46,246	$774,623	$44,270	$717,915	$49,391

Mortgage loan commitments	129,909	1,539	118,119	1,384	200,883	4,057	—	—	—	—	—	—
Forward sales contracts	84,517	5	113,426	2,106	132,084	(1,939)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	24,714	—	44,983	—	61,175	—
Foreign exchange	4,076	19	3,733	4	3,167	102	4,076	19	3,733	4	3,167	102
Other	—	—	—	—	—	—	17,506	—	14,622	—	14,699	—

Total	$1,081,846	$47,809	$1,009,901	$47,764	$1,054,049	$51,611	$909,640	$46,265	$837,961	$44,274	$796,956	$49,493

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
          The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of June 30, 2011, December 31, 2010 or June 30, 2010.
          Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At June 30, 2011, the remaining terms on these swap participation agreements generally ranged from one to eight years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $2.9 million as of June 30, 2011. The fair values of the written swap participations were not material at June 30, 2011, December 31, 2010 and June 30, 2010.
          Gains and losses recognized in income on non-designated hedging instruments for the quarters ended June 30, 2011 and 2010 are as follows:

		Amount of Gain / (Loss)
		Recognized in Income on
	Location of Gain / (Loss)	Derivative
Derivatives not designated as	Recognized in Income on	Quarter ended,	Quarter ended,
hedging instruments	Derivative	June 30, 2011	June 30, 2010
Mortgage loan commitments	Other income	$107	$2,818
Forward sales contracts	Other income	175	(2,064)

Total		$282	$754

Counterparty Credit Risk
          Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $91.2 million, $85.2 million and $95.8 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

10. Benefit Plans
          The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of Net Periodic Pension Cost
Service Cost	$1,531	$1,480	$3,062	$2,959
Interest Cost	2,860	2,800	5,720	5,600
Expected return on assets	(3,328)	(3,015)	(6,656)	(6,029)
Amortization of unrecognized prior service costs	98	98	196	197
Cumulative net loss	1,780	1,427	3,560	2,854

Net periodic pension cost	$2,941	$2,790	$5,882	$5,581

	Postretirement Benefits
	Quarter ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of Net Periodic Postretirement Cost
Service Cost	$14	$15	$28	$30
Interest Cost	221	240	442	480
Amortization of unrecognized prior service costs	—	—	—	—
Cumulative net loss	28	4	56	8

Net periodic postretirement cost	$263	$259	$526	$518

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

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,752	$3,349,950	$144,570	$3,498,272
Residential loans held for sale	—	22,951	—	22,951
Derivative assets	—	47,809	—	47,809

Total assets at fair value on a recurring basis	$3,752	$3,420,710	$144,570	$3,569,032

Derivative liabilities	$—	$72,037	$—	$72,037
True-up liability	—	—	12,196	12,196

Total liabilities at fair value on a recurring basis	$—	$72,037	$12,196	$84,233

Note:	There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarter ended June 30, 2011.
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

	Level 2		Level 3
		Independent
		Pricing		Independent
	# Issues	Service	# Issues	Broker Quotes
U.S. government agency debentures	25	$371,244	—	$—
U.S States and political subdivisions	486	309,785	—	—
Residential mortgage-backed securities:
U.S. government agencies	208	1,588,971	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	110	1,079,947	1	3
Non-agency	1	3	7	93,844
Corporate debt securities	—	—	8	50,723

	830	$3,349,950	16	$144,570

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
          Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended June 30, 2011.
          True-up liability. In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the purchase agreements. The determination of the true-up liability is specified in the purchase agreements and is payable to the FDIC on April 14, 2020 for the George Washington acquisition and on July 15, 2020 for the Midwest acquisition. The value of the true-up liability is discounted to reflect the uncertainty in the timing and payment of the true-up liability by the Bank. As of June 30, 2011, the estimated fair value of the George Washington true-up liability was $4.5 million and the Midwest true-up liability was $7.7 million.

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

			Total changes
		Total	in fair values				Fair value
	Fair Value	unrealized	included in current				quarter ended
	March 31, 2011	gains/losses (a)	period earnings	Purchases	Sales	Transfers	June 30, 2011
Available-for-sale securities	$126,914	$(2,344)	$—	$20,000	$—	$—	$144,570
True-up liability	$11,601	$—	$595	$—	$—	$—	$12,196

(a)	Reported in other comprehensive income (loss)

			Total changes
		Total	in fair values				Fair value
	Fair Value	unrealized	included in current				quarter ended
	January 1, 2011	gains/(losses) (a)	period earnings	Purchases	Sales	Transfers	June 30, 2011
Available-for-sale securities	$60,344	$350	$—	$83,876	$—	$—	$144,570
True-up liability	$12,061	$—	$135	$—	$—	$—	$12,196

(a)	Reported in other comprehensive income (loss)
          Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value.

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$20,766	$20,766
Impaired and nonaccrual loans	—	—	114,975	114,975
Other property (1)	—	—	33,006	33,006
Other real estate covered by loss share	—	—	64,372	64,372

Total assets at fair value on a nonrecurring basis	$—	$—	$233,119	$233,119

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.
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
Financial Instruments Recorded at Fair Value
           The Corporation has elected to fair value newly originated conforming fixed rate and adjustable rate first mortgage loans held for sale. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under GAAP.
          The following table reflects the differences, as of June 30, 2011, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

			Fair Value
			Carrying Amount
	Fair Value	Aggregate Unpaid	Less Aggregate
	Carrying Amount	Principal	Unpaid Principal
Loans held for sale reported at fair value	$22,951	$22,419	$532

          Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.
          Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The changes in fair value for residential mortgage loans held for sale measured at fair value included in earnings for the quarters and six months ended June 30, 2011 and 2010 were not significant.
Disclosures about Fair Value of Financial Instruments
          The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$224,078	$224,078	$523,113	$523,113
Investment securities	3,660,425	3,739,934	3,154,333	3,207,754
Loan held for sale	22,951	22,951	41,340	41,340
Net noncovered loans	7,299,032	6,929,941	7,087,398	6,716,214
Net covered loans and loss share receivable	1,721,747	1,721,747	1,963,021	1,963,021
Accrued interest receivable	42,276	42,276	41,830	41,830
Mortgage servicing rights	20,744	20,766	21,317	21,579
Derivative assets	47,809	47,809	47,764	47,764

Financial liabilities:
Deposits	$11,340,939	$11,359,102	$11,268,006	$11,275,440
Federal funds purchased and securities sold under agreements to repurchase	809,570	814,030	777,585	782,668
Wholesale borrowings	325,133	328,808	326,007	329,465
Accrued interest payable	5,851	5,851	6,560	6,560
Derivative liabilities	72,037	72,037	72,824	72,824
True up liability	12,196	12,196	12,061	12,061
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
          Derivative assets and liabilities — See Financial Instruments Measured at Fair Value above.
          True-up liability — See Financial Instruments Measured at Fair Value above.
12. Mortgage Servicing Rights and Mortgage Servicing Activity
          In the six months ended June 30, 2011 and 2010, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $211.6 million and $174.8 million, respectively, and recognized pre-tax gains of $3.4 million and $3.3 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $185.9 million and $136.0 million, respectively, of the loans sold and receives servicing fees.
          The Corporation serviced for third parties approximately $2.2 billion of residential mortgage loans at June 30, 2011, $2.1 billion at December 31, 2010 and $2.0 billion at June 30, 2010. For the six months ended June 30, 2011 and 2010, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $2.7 million and $2.5 million, respectively.
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

          Changes in the carrying amount of mortgage servicing rights are as follows:

	Quarter ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$21,539	$20,652	$21,317	$20,784
Addition of mortgage servicing rights	554	677	1,861	1,393
Amortization	(999)	(911)	(2,084)	(1,759)
Changes in allowance for impairment	(350)	(1,091)	(350)	(1,091)

Balance at end of period	$20,744	$19,327	$20,744	$19,327

Fair value at end of period	$20,766	$19,331	$20,766	$19,331

          On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. The valuation allowance was $0.4 million as of June 30, 2011 and $1.1 million as of June 30, 2010. No valuation allowance was required as of December 31, 2010. No permanent impairment losses were written off against the allowance during the quarters ended June 30, 2011 and June 30, 2010.
          Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at June 30, 2011 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	9.6%
Decrease in fair value from 10% adverse change	$758
Decrease in fair value from 25% adverse change	1,813
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$681
Decrease in fair value from 200 basis point adverse change	1,316
Expected weighted-average life (in months)	100.1
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
Overdraft Litigation
          Commencing in December 2010, two separate lawsuits were filed in the Summit County Court of Common Pleas and the Lake County Court of Common Plea against the Corporation and the Bank. The complaints were brought as putative class actions on behalf of Ohio residents who maintained a checking account at the Bank and who incurred one or more overdraft fees as a result of the alleged re-sequencing of debit transactions. The lawsuit that had been filed in Summit County Court of Common Pleas was dismissed without prejudice on July 11, 2011. The remaining suit in Lake County seeks actual damages, disgorgement of overdraft fees, punitive damages, interest, injunctive relief and attorney fees.
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
          On July 20, 2011 the Bank entered into a settlement agreement in the lawsuit with the receiver for Alan and Joanne Schneider that provides if certain conditions are satisfied the Bank’s insurer will make a settlement payment of approximately $9.9 million and the Bank will make a settlement payment of approximately $0.6 million. These payments will be used to pay the receiver’s legal fees and expenses and the balance distributed to the allegedly defrauded investors by the receiver in accordance with the settlement agreement. The Court will conduct a hearing on whether to approve the proposed settlement on August 15, 2011.

          Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. Other than the $0.6 million that has been reserved for the settlement in the Schneider Litigation, the Corporation has not established any reserves with respect to any of this disclosed litigation because it is not possible to determine either (i) whether a liability has been incurred or (ii) to estimate the ultimate or minimum amount of that liability or both at this time.
          Commitments to Extend Credit
          Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at June 30, 2011 was $5.8 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.
          The following table shows the remaining contractual amount of each class of commitments to extend credit as of June 30, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

June 30, 2011
Loan Commitments
Commercial	$2,367,898
Consumer	1,610,194

Total loan commitments	$3,978,092

          Guarantees
          The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of June 30, 2011.

June 30, 2011
Financial guarantees
Standby letters of credit	$109,621
Loans sold with recourse	41,576

Total financial guarantees	$151,197

          Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $77.3 million at June 30, 2011, the remaining guarantees extend in varying amounts through 2015.
          In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.1 million as of June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	June 30, 2011			December 31, 2010			June 30, 2010
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$588,487			$728,723			$762,781
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,958,993	19,942	2.70%	2,554,538	87,019	3.41%	2,708,609	23,462	3.47%
Obligations of states and political subdivisions (tax exempt)	368,790	4,905	5.33%	348,832	20,505	5.88%	349,424	5,184	5.95%
Other securities and federal funds sold	294,983	2,235	3.04%	300,700	8,508	2.83%	318,139	2,139	2.70%

Total investment securities and federal funds sold	3,622,766	27,082	3.00%	3,204,070	116,032	3.62%	3,376,172	30,785	3.66%

Loans held for sale	18,512	221	4.79%	23,612	1,162	4.92%	18,827	239	5.09%
Noncovered loans, covered loans and loss share receivable	9,082,991	107,956	4.77%	8,529,303	433,308	5.08%	8,465,440	109,840	5.20%

Total earning assets	12,724,269	135,259	4.26%	11,756,985	550,502	4.68%	11,860,439	140,864	4.76%

Total allowance for loan losses	(143,721)			(116,118)			(116,436)
Other assets	1,312,173			1,154,761			919,487

Total assets	$14,481,208			$13,524,351			$13,426,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,998,090	—	—	$2,550,849	—	—	$2,496,826	—	—
Demand — interest bearing	824,125	177	0.09%	794,497	751	0.09%	775,031	149	0.08%
Savings and money market accounts	5,279,353	7,398	0.56%	4,303,815	31,912	0.74%	4,278,756	7,873	0.74%
Certificates and other time deposits	2,363,170	5,606	0.95%	2,801,270	32,713	1.17%	3,049,788	9,510	1.25%

Total deposits	11,464,738	13,181	0.46%	10,450,431	65,376	0.63%	10,600,401	17,532	0.66%

Securities sold under agreements to repurchase	884,244	940	0.43%	907,015	4,477	0.49%	843,652	1,404	0.67%
Wholesale borrowings	325,057	1,653	2.04%	510,799	13,998	2.74%	526,963	3,111	2.37%

Total interest bearing liabilities	9,675,949	15,774	0.65%	9,317,396	83,851	0.90%	9,474,190	22,047	0.93%

Other liabilities	273,314			340,485			328,238

Shareholders’ equity	1,533,855			1,315,621			1,127,017

Total liabilities and shareholders’ equity	$14,481,208			$13,524,351			$13,426,271

Net yield on earning assets	$12,724,269	119,485	3.77%	$11,756,985	466,651	3.97%	$11,860,439	118,817	4.02%

Interest rate spread			3.61%			3.78%			3.82%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully-tax Equivalent Interest Rates and Interest Differential

	Six months ended			Year ended			Six months ended
	June 30, 2011			December 31, 2010			June 30, 2010
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Cash and due from banks	$554,732			$728,723			$640,234
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,871,510	39,309	2.76%	2,554,538	87,019	3.41%	2,513,769	46,399	3.72%
Obligations of states and political subdivisions tax exempt)	363,182	9,934	5.52%	348,832	20,505	5.88%	348,300	10,349	5.99%
Other securities and federal funds sold	287,111	4,352	3.06%	300,700	8,508	2.83%	290,716	4,072	2.82%

Total investment securities and federal funds sold	3,521,803	53,595	3.07%	3,204,070	116,032	3.62%	3,152,785	60,820	3.89%

Loans held for sale	20,532	494	4.85%	23,612	1,162	4.92%	16,695	423	5.11%
Noncovered loans, covered loans and loss share receivable	9,100,729	222,520	4.93%	8,529,303	433,308	5.08%	7,805,827	193,429	5.00%

Total earning assets	12,643,064	276,609	4.41%	11,756,985	550,502	4.68%	10,975,307	254,672	4.68%

Allowance for loan losses noncovered	(138,920)			(116,118)			(115,738)
Other assets	1,316,575			1,154,761			993,643

Total assets	$14,375,452			$13,524,351			$12,493,446

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand — non-interest bearing	$2,936,827	—	—	$2,550,849	—	—	$2,324,339	—	—
Demand — interest bearing	832,787	361	0.09%	794,497	751	0.09%	729,876	301	0.08%
Savings and money market accounts	5,129,894	15,243	0.60%	4,303,815	31,912	0.74%	3,995,880	15,474	0.78%
Certificates and other time deposits	2,493,167	12,433	1.01%	2,801,270	32,713	1.17%	2,427,830	15,916	1.32%

Total deposits	11,392,675	28,037	0.50%	10,450,431	65,376	0.63%	9,477,925	31,691	0.67%

Securities sold under agreements to repurchase	866,306	1,855	0.43%	907,015	4,477	0.49%	897,490	2,531	0.57%
Wholesale borrowings	325,197	3,292	2.04%	510,799	13,998	2.74%	617,188	9,285	3.03%

Total interest bearing liabilities	9,647,351	33,184	0.69%	9,317,396	83,851	0.90%	8,668,264	43,507	1.01%

Other liabilities	266,184			340,485			391,253

Shareholders’ equity	1,525,090			1,315,621			1,109,590

Total liabilities and shareholders’ equity	$14,375,452			$13,524,351			$12,493,446

Net yield on earning assets	$12,643,064	243,425	3.88%	$11,756,985	466,651	3.97%	$12,493,446	211,165	3.88%

Interest rate spread			3.71%			3.78%			3.66%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.
Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF SECOND QUARTER 2011 PERFORMANCE
Earnings Summary
          The FirstMerit Corporation reported second quarter 2011 net income of $29.8 million, or $0.27 per diluted share. This compares with $27.6 million, or $0.25 per diluted share, for the first quarter of 2011 and $31.5 million, or $0.32 per diluted share, for the second quarter 2010.
          Returns on average common equity (“ROE”) and average assets (“ROA”) for the second quarter 2011 were 7.78% and 0.82%, respectively, compared with 7.37% and 0.78% for the first quarter of 2011 and 11.21% and 0.94% for the second quarter 2010.
          Net interest margin was 3.77% for the second quarter of 2011 compared with 4.00% for the first quarter of 2011 and 4.02% for the second quarter of 2010. The decline in net interest margin compared with the prior quarter was due to earning asset yields migrating lower in the quarter. This is attributed to the current interest rate environment producing lower yields on new loan originations and the reinvestment of security cash flows into the investment portfolio at rates below historic averages.
          Average loans, not including covered loans, during the second quarter of 2011 increased $71.5 million, or 0.99%, compared with the first quarter of 2011 and $112.0 million, or 1.56%, compared with the second quarter of 2010. Overall loan growth was driven by an increase in average commercial loans of $111.8 million, or 2.45%, over the prior quarter and an increase of $289.3 million, or 6.61% over the year-ago quarter. Average covered loan balances including the indemnification asset were $1.8 billion, $1.9 billion, and $1.3 billion at June 30, 2011, March 31, 2011, and June 30, 2010, respectively.
          Average deposits during the second quarter of 2011 increased $144.9 million, or 1.28%, compared with the first quarter of 2011 and increased $864.3 million, or 8.15%, compared with the second quarter of 2010. During the second quarter of 2011, the Corporation increased its average core deposits, which excludes time deposits, by $406.4 million, or 4.67%, compared with the first quarter of 2011, and $1.6 billion, or 20.54%, compared with the second quarter of 2010. Average time deposits decreased $261.4 million, or 9.96%, from the first quarter of 2011 and decreased $686.6 million, or 22.51% from the second quarter of 2010. The change in deposit mix over the prior quarter is due to the Corporation’s strategy to retain the acquired depository customers and move them from certificate of deposit accounts into core deposit accounts.
          Average investments during the second quarter of 2011 increased $203.1 million, or 5.94%, compared with the first quarter of 2011 and increased $246.6 million, or 7.30%, over the second quarter of 2010. The increase in the second quarter of 2011 average investments, compared with the first quarter of 2011, is due to the purchase of $390.5 million in securities in the second quarter of 2011.
          Net interest income on a fully tax-equivalent (“FTE”) basis was $119.5 million in the second quarter 2011 compared with $123.9 million in the first quarter of 2011 and $118.8 million in the second quarter of 2010. Compared with the first quarter of 2011, average earning assets increased $163.4 million, or 1.30%, and increased $863.8 million, or 7.28%, compared to the second quarter of 2010.
          Noninterest income net of securities transactions for the second quarter of 2011 was $50.6 million, a decrease of $2.2 million, or 4.08%, from the first quarter of 2011 and a decrease of $2.0 million, or 3.72%, from the second quarter of 2010.

          The decrease in other income for the second quarter of 2011 compared to the first quarter of 2011 was driven by lower mortgage revenue, including loan sales and servicing, down $2.4 million from the prior quarter and lower bank owned life insurance income, down $2.2 million from the prior quarter. Other income, net of securities gains, as a percentage of net revenue for the second quarter of 2011 was 29.75% compared with 29.86% for first quarter of 2011 and 30.67% for the second quarter of 2010. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.
          Noninterest expense for the second quarter of 2011 was $110.1 million, a decrease of $4.4 million, or 3.82%, from the first quarter of 2011 and an increase of $4.3 million, or 4.11%, from the second quarter of 2010. The decrease in noninterest expense for the second quarter of 2011 compared with the first quarter of 2011 was driven by lower salary and benefits as well as reduced other expenses. For the three months ended June 30, 2011, increases in operating expenses compared to the second quarter of 2010 were primarily attributable to increased salary and benefits as a result of the three 2010 acquisitions.
          During the second quarter of 2011, the Corporation reported an efficiency ratio of 64.39%, compared with 64.46% for the first quarter of 2011 and 61.30% for the second quarter of 2010.
          Net charge-offs, excluding acquired loans, totaled $15.6 million, or 0.89% of average loans, excluding acquired loans, in the second quarter of 2011 compared with $17.0 million, or 0.99% of average loans, in the first quarter of 2011 and $19.8 million, or 1.15% of average loans, in the second quarter of 2010.
          Nonperforming assets totaled $99.8 million at June 30, 2011, a decrease of $12.9 million compared with March 31, 2011 and a decrease of $9.9 million compared with June 30, 2010. Nonperforming assets at June 30, 2011 represented 1.38% of period-end loans plus other real estate, excluding acquired loans, compared with 1.61% at March 31, 2011 and 1.62% at June 30, 2010.
          The allowance for noncovered loan losses, totaled $109.2 million at June 30, 2011, a decrease of $5.5 million from March 31, 2011. At June 30, 2011, the allowance for loan losses noncovered was 1.51% of period-end loans compared with 1.64% at March 31, 2011, and 1.75% at December 31, 2010. The allowance for credit losses is the sum of the allowance for noncovered loan losses, and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.59% of period-end loans, excluding acquired loans, at June 30, 2011, compared with 1.74% at March 31, 2011 and 1.85% at December 31, 2010. The allowance for credit losses to nonperforming loans was 158.30% at June 30, 2011, compared with 147.38% at March 31, 2011 and 126.51% at December 31, 2010.
          The Corporation’s total assets at June 30, 2011 were $14.3 billion, a decrease of $119.0 million inclusive of intangible assets, or 0.82%, compared with March 31, 2011 and a decrease of $173.9 million, or 1.20%, compared with June 30, 2010. Total loans, excluding covered loans, did not significantly change compared with March 31, 2011 and June 30, 2010. The decrease in total assets compared with June 30, 2010, is attributed the decline in the covered loan portfolio as expected as there were no new acquisitions of loans subject to loss share agreements after the quarter ended June 30, 2010. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.
          Total deposits were $11.3 billion at June 30, 2011, a decrease of $55.0 million, or 0.48%, from March 31, 2011 and a decrease of $174.2 million, or 1.51%, from June 30, 2010. Core deposits totaled $9.1 billion at June 30, 2011, an increase of $162.5 million, or 1.82%, from March 31, 2011 and an increase of $1.4 billion, or

18.16%, from June 30, 2010. The increase in core deposits compared with June 30, 2010 is due to the Corporation’s strategy to move customers from certificate of deposit accounts into core deposit products.
          Shareholders’ equity was $1.6 billion at June 30, 2011, compared with $1.5 billion at March 31, 2011 and June 30, 2010. The Corporation maintained a strong capital position as tangible common equity to assets was 7.79% at June 30, 2011, compared with 7.50% and 7.35% at March 31, 2011 and June 30, 2010, respectively. The common dividend per share paid in the second quarter 2011 was $0.16.
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
          Net interest income for the quarter ended June 30, 2011 was $117.4 million compared to $116.8 million for the quarter ended June 30, 2010. Net interest income for the six months ended June 30, 2011 was $239.3 million compared to $207.2 million for the six months ended June 30, 2010. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure widely used by financial services organizations, therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment was $2.0 million and $2.1 million for the quarters ending June 30, 2011 and 2010, respectively. The FTE adjustment was $4.2 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively.
          FTE net interest income for the quarter ended June 30, 2011 was $119.5 million compared to $118.8 million for the three months ended June 30, 2010. FTE net interest income for the six months ended June 30, 2011 was $243.4 million compared to $211.2 million for the six months ended June 30, 2010.
          The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

	Quarters ended June 30, 2011 and 2010			Six months ended June 30, 2011 and 2010
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME — FTE
Investment securities	$2,096	$(5,799)	$(3,703)	$6,956	$(14,181)	$(7,225)
Loans held for sale	(4)	(14)	(18)	93	(22)	71
Loans	7,700	(9,584)	(1,884)	31,603	(2,512)	29,091

Total interest income — FTE	$9,792	$(15,397)	$(5,605)	$38,652	$(16,715)	$21,937

INTEREST EXPENSE
Demand deposits-interest bearing	$10	$18	$28	$61	$(1)	$60
Savings and money market accounts	1,624	(2,099)	(475)	3,926	(4,157)	(231)
Certificates of deposits and other time deposits	(1,893)	(2,011)	(3,904)	171	(3,654)	(3,483)
Securities sold under agreements to repurchase	64	(528)	(464)	(85)	(591)	(676)
Wholesale borrowings	(1,071)	(387)	(1,458)	(3,543)	(2,450)	(5,993)

Total interest expense	$(1,266)	$(5,007)	$(6,273)	$530	$(10,853)	$(10,323)

Net interest income — FTE	$11,058	$(10,390)	$668	$38,122	$(5,862)	$32,260

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
          As loan growth remains muted in the Company’s core Ohio and Chicago markets, incoming cash flows from the loan and investment securities portfolios were reinvested into lower-yielding, short duration securities. The decrease in the Corporation’s net interest margin, compared with the second quarter of 2010, is attributable to lower yields on legacy loan portfolios, covered loans and the available for sale investment portfolio. Lower funding costs partially offset these declining yields.
          The following table provides 2011 FTE net interest income and net interest margin totals as well as 2010 comparative amounts:

	Quarters ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$117,443	$116,767	$239,269	$207,161
Tax equivalent adjustment	2,041	2,050	4,157	4,004

Net interest income — FTE	$119,484	$118,817	$243,426	$211,165

Average earning assets	$12,724,269	$11,860,439	$12,643,064	$10,975,307

Net interest margin — FTE	3.77%	4.02%	3.88%	3.88%

          Average loans outstanding (excluding acquired loans) for the second quarter of the current year and prior year totaled $7.1 billion and $6.8 billion, respectively. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago markets, low credit line utilization by existing customers is mitigating new loan production with respect to overall portfolio balances.

          Specific changes in average loans outstanding, compared to the second quarter 2010, were as follows: commercial loans were up $289.3 million, or 6.61%; home equity loans were down $27.8 million, or 3.64%; mortgage loans were down $39.5 million, or 9.02%; installment loans, both direct and indirect declined $107.2 million, or 7.78%; leases decreased $0.4 million, or 0.75%; and credit card loans decreased $2.4 million, or 1.61%. Average covered loans have been separately stated and are described in more detail in Note 2 (Business Combinations). The majority of fixed-rate mortgage loan originations are sold to investors through the secondary mortgage loan market. Average outstanding loans, including covered loans and loss share receivable, for both of the 2011 and 2010 second quarters equaled 71.38% of average earning assets.
          Average deposits were $11.5 billion during the 2011 second quarter, up $864.3 million, or 8.15%, from the same period last year. For the quarter ended June 30, 2011, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $1.6 billion, or 20.54%, and represented 79.39% of total average deposits, compared to 71.23% for the 2010 second quarter. Average certificates of deposit (“CDs”) decreased $686.6 million, or 22.51%, compared to the prior year. Average wholesale borrowings decreased $201.9 million, and as a percentage of total interest-bearing funds equaled 3.36% for the 2011 second quarter and 5.56% for the same quarter one year ago. Securities sold under agreements to repurchase remained flat, and as a percentage of total interest bearing funds equaled 9.14% for the 2011 second quarter and 8.90% for the 2010 second quarter. Average interest-bearing liabilities funded 76.04% of average earning assets in the current year quarter and 79.88% during the quarter ended June 30, 2010.
Other Income
          Excluding investment gains, other income for the quarter ended June 30, 2011 totaled $50.6 million, a decrease of $2.0 million from the $52.6 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 29.75%, compared to 30.67% for the same quarter one year ago.
          The decrease in other income for the 2011 second quarter as compared to the second quarter of 2010 was primarily attributable to a $2.0 million or 11.4% decrease in service charges on deposits as a result of the change in Regulation E pursuant to the Electronic Fund Transfer Act of 1978 relating to the charging of overdraft fees.
Other Expenses
          Other (non-interest) expenses totaled $110.1 million for the second quarter 2011 compared to $105.7 million for the same 2010 quarter, an increase of $4.3 million, or 4.11%. Other (non-interest) expenses totaled $224.5 million for the six months ended June 30, 2011 compared to $199.7 million for the six months ended June 30, 2010, an increase of $24.8 million, or 12.41%.
           The primary changes in noninterest expense for the 2011 second quarter compared to the second quarter of 2010 were a $4.8 million or 9.28% increase in salary and benefits expense as a result of the three 2010 acquisitions, a $1.3 million or 58.77% decrease in Ohio franchise tax expense and a $1.5 million or 14.61% increase in real estate taxes on an increased number of other real estate properties.
           The changes in other expenses for the six months ended June 30, 2011 compared to June 30, 2010 were similar to the quarterly analysis.
          The efficiency ratio for the second quarter 2011 was 64.39%, compared to 61.30% during the same period in 2010. The efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue — that is during the second quarter 2011, 64.39 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.
Federal Income Taxes
          Federal income tax expense was $11.5 million and $12.1 million for the quarters ended June 30, 2011 and 2010, respectively. The effective federal income tax rate for the second quarter 2011 was 27.84%, compared to 27.80% for the same quarter 2010.
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
          On May 14, 2010, the Bank entered into a purchase and assumption agreement with loss share with the FDIC, as receiver of Midwest, to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. The Bank acquired assets with a fair value of approximately $3.2 billion, including $1.8 billion of loans, $564.2 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate owned, and $3.0 billion in liabilities, including $2.3 billion of deposits. The Bank recorded a core deposit intangible asset of $7.4 million and has made a cash payment to the FDIC of approximately $227.5 million. The loans and other real estate owned acquired are covered by loss share agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the agreements, the Bank has recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $260.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $2.2 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in goodwill of $272.1 million. On October 9, 2010, the Corporation successfully completed the operational and technical migration of Midwest.
          The three acquisitions of First Bank, George Washington and Midwest acquisitions were considered business combinations and accounted for under FASB ASC 805. All acquired assets and liabilities were recorded at their estimated fair value. The one year measurement period for the three acquisitions expired before June 30, 2011. Material adjustments to acquisition date estimated fair values were recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.
          During the quarter ended March 31, 2011, the Corporation obtained additional information that resulted in changes to certain acquisition-data fair value estimates relating to the Midwest acquisition. These purchase accounting adjustments have resulted in a decrease to goodwill of approximately $19.1 million to $272.1 million as of the date of the acquisition, May 14, 2010. Prior period amounts appropriately reflect these adjustments.
          See Note 2 (Business Combinations), in the notes to unaudited consolidated financial statements for additional information related to the details of these transactions.
Investment Securities
          At June 30, 2011, total investment securities were $3.7 billion compared to $3.2 billion at December 31, 2010 and $3.0 billion at June 30, 2010. Available-for-sale securities were $3.5 billion at June 30, 2011 compared to $3.0 billion at December 31, 2010 and $3.1 billion at June 30, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The increase in the second quarter of available-for-sale securities compared with the year ended December 31, 2010 is due to the purchase of $939.7 million of securities in the six months ended June 30, 2011.
          In the first half of 2011, the Corporation invested in mortgage-backed securities issued by the National Credit Union Administration and guaranteed by the U.S. Government with a book value at the end of the second quarter totaling $93.7 million. These securities are floating rate tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. This portfolio had a market value of $93.8 million at June 30, 2010.
          Held-to-maturity securities totaled $80.9 million at June 30, 2011 compared to $60.0 million at December 31, 2010 and $65.2 million at June 30, 2010 and consist principally of securities issued by state and political subdivisions.
          Other investments totaled $160.8 million at June 30, 2011 and December 31, 2010, compared to $160.2 million at June 30, 2010 and consisted primarily of FHLB and FRB stock.

          Net unrealized gains were $79.5 million, $53.4 million and $87.3 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.
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
          Gross unrealized losses of $12.5 million, compared to $21.3 million as of December 31, 2010, and $18.1 million at June 30, 2010 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.
          Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.
Loans
          Loans acquired under Loss Share Agreements with the FDIC include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to Loss Share Agreements are presented below as “non-covered loans”. Total non-covered loans increased from prior quarter by $206.1 million or 2.86% and increased from June 30, 2010 by $304.8 million or 4.29%. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

          Total covered loans, including the loss share receivable, decreased from prior quarter by $221.6 million or 11.21% and decreased from June 30, 2010 by $504.4 million or 22.32%.

	As of	As of	As of
	June 30,	December 31,	June 30,
	2011	2010	2010
		(In thousands)
Commercial loans	$4,808,305	$4,527,497	$4,335,392
Mortgage loans	400,661	403,843	430,550
Installment loans	1,259,072	1,308,860	1,370,400
Home equity loans	738,719	749,378	762,288
Credit card loans	143,828	149,506	146,253
Leases	57,634	63,004	58,555

Total non-covered loans	7,408,219	7,202,088	7,103,438
Allowance for noncovered loan losses	(109,187)	(114,690)	(118,343)

Net non-covered loans	7,299,032	7,087,398	6,985,095
Covered loans(*)	1,755,107	1,976,754	2,259,522
Allowance for covered loan losses	(33,360)	(13,733)	—

Net covered loans	1,721,747	1,963,021	2,259,522

Net loans	$9,020,779	$9,050,419	$9,244,617

*	Includes loss share receivable of $239 million, $289 million and $344 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
          The Corporation has approximately $5.3 billion of loans secured by real estate. Approximately 92.55% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.
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
          Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended June 30, 2010, the Corporation increased its allowance for covered loan losses to $33.4 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $15.2 million and an increase of $7.7 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.
          For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discounts. The Corporation recognized a provision for loan losses on Acquired Non-Impaired Loans of $0.9 million in the quarter ended June 30, 2011.
          At June 30, 2011, the allowance for loan losses on noncovered loans was $109.2 million, or 1.51% of loans outstanding, excluding acquired loans, compared to $114.7 million, or 1.65%, at year-end 2010 and $118.3 million, or 1.75%, for the quarter ended June 30, 2010. The allowance equaled 150.31% of nonperforming loans at June 30, 2011, compared to 109.56% at year-end 2010, and 119.62% for June 30, 2010. During 2008, additional reserves were established to address identified risks associated with the slowdown in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $11.9 million, $13.4 million, and $20.0 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have decreased by $26.3 million over June 30, 2010, and $32.0 million over December 31, 2010 primarily attributable to the improving economic conditions.
          Net charge-offs on noncovered loans were $15.6 million for the second quarter ended 2011 compared to $84.2 million for year-end 2010 and $19.8 million in the second quarter ended 2010. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equalled 0.89%, 1.23%, and 1.15% for June 30, 2011, December 31, 2010, and June 30, 2010, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.
          The allowance for unfunded lending commitments at June 30, 2011, December 31, 2010, and June 30, 2010 was $5.8 million, $8.8 million and $6.8 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $115.0 million at second quarter-end 2011, $123.5 million at year-end 2010 and $125.2 million at second quarter-end 2010.
Allowance for Credit Losses
          The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended		Year Ended		Quarter ended
	June 30,		December 31,		June 30,
	2011		2010		2010
			(In thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$114,690		$115,092		$117,806
Provision for loan losses	10,138		83,783		20,366
Net charge-offs	(15,641)		(84,185)		(19,829)

Allowance for loan losses-end of period	$109,187		$114,690		$118,343

Reserve for Unfunded Lending Commitments
Balance at beginning of period	$7,202		$5,751		$6,337
Provision for credit losses	(1,403)		3,098		475

Balance at end of period	$5,799		$8,849		$6,812

Allowance for credit losses	$114,986		$123,539		$125,155

Annualized net charge-offs as a % of average loans	0.89%		1.23%		1.15%

Allowance for noncovered loan losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.51%		1.65%		1.75%

As a percentage of nonperforming loans	150.31%		109.56%		119.62%

As a multiple of annualized net charge offs	1.74	x	1.36	x	1.49	x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.59%		1.78%		1.85%

As a percentage of nonperforming loans	158.30%		118.01%		126.51%

As a multiple of annualized net charge offs	1.83	x	1.47	x	1.57	x

(a)	Excludes loss share receivable
          The allowance for credit losses decreased $8.6 million from December 31, 2010 to June 30, 2011, and decreased $10.2 million from June 30, 2010 to June 30, 2011.
          The following tables show the overall credit quality by specific asset and risk categories.

	At June 30, 2011
	Loan Type
		CRE and			Home Equity		Residential
Allowance for Loan Losses Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$3,216	$51,527	$—	$—	$—	$—	$—	$54,743
Allowance	245	4,206	—	—	—	—	—	4,451
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	47,596	12,205	—					59,801
Grade 1 allowance	18	—	6					24
Grade 2 loan balance	98,521	2,786	—					101,307
Grade 2 allowance	124	8	—					132
Grade 3 loan balance	439,392	256,939	4,451					700,782
Grade 3 allowance	889	982	10					1,881
Grade 4 loan balance	1,740,677	1,657,642	53,177					3,451,496
Grade 4 allowance	18,658	17,611	336					36,605
Grade 5 (Special Mention) loan balance	41,771	97,656	—					139,427
Grade 5 allowance	1,895	4,674	—					6,569
Grade 6 (Substandard) loan balance	44,474	147,787	6					192,267
Grade 6 allowance	6,537	13,341	1					19,879
Grade 7 (Doubtful) loan balance	—	152	—					152
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,238,299	713,297	141,620	379,942	2,473,158
Current loans allowance				15,248	5,481	6,708	4,566	32,003
30 days past due loan balance				9,636	2,086	915	9,559	22,196
30 days past due allowance				1,113	551	486	538	2,688
60 days past due loan balance				3,243	835	496	1,560	6,134
60 days past due allowance				1,191	495	386	269	2,341
90+ days past due loan balance				5,055	571	797	8,129	14,552
90+ days past due allowance				537	615	823	639	2,614

Total loans	$2,415,647	$2,226,694	$57,634	$1,256,233	$716,789	$143,828	$399,190	$7,216,015

Total Allowance for Loan Losses	$28,366	$40,822	$353	$18,089	$7,142	$8,403	$6,012	$109,187

Total loans exclude acquired loans, including covered loans.

	At December 31, 2010
	Loan Type
		CRE and			Home Equity		Residential
Allowance for Loan Losses Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$5,675	$77,547	$—	$—	$—	$—	$—	$83,222
Allowance	—	5,228	—	—	—	—	—	5,228
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	66,802	16,688	8,069					91,559
Grade 1 allowance	38	—	8					46
Grade 2 loan balance	64,740	11,162	—					75,902
Grade 2 allowance	93	29	—					122
Grade 3 loan balance	260,351	318,260	11,414					590,025
Grade 3 allowance	694	1,214	35					1,943
Grade 4 loan balance	1,471,255	1,598,023	43,210					3,112,488
Grade 4 allowance	18,113	15,875	415					34,403
Grade 5 (Special Mention) loan balance	61,284	95,209	311					156,804
Grade 5 allowance	2,814	3,749	17					6,580
Grade 6 (Substandard) loan balance	55,720	187,590	—					243,310
Grade 6 allowance	8,012	13,111	—					21,123
Grade 7 (Doubtful) loan balance	2	—	—					2
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,279,307	722,351	145,624	375,022	2,522,304
Current loans allowance				16,597	5,472	8,148	3,621	33,838
30 days past due loan balance				14,486	2,500	1,570	10,574	29,130
30 days past due allowance				1,954	668	871	408	3,901
60 days past due loan balance				4,491	755	975	1,665	7,886
60 days past due allowance				1,643	441	759	194	3,037
90+ days past due loan balance				7,059	744	1,337	14,815	23,955
90+ days past due allowance				1,361	636	1,329	1,143	4,469

Total loans	$1,985,829	$2,304,479	$63,004	$1,305,343	$726,350	$149,506	$402,076	$6,936,587

Total Allowance for Loan Losses	$29,764	$39,206	$475	$21,555	$7,217	$11,107	$5,366	$114,690

Total loans exclude acquired loans, including covered loans.

	At June 30, 2010
	Loan Type
		CRE and			Home Equity		Residential
Allowance for Loan Losses Components:	C&I	Construction	Leases	Installment	Lines	Credit Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$9,489	$64,382	$—	$—	$—	$—	$—	$73,871
Allowance	1,837	7,797	—	—	—	—	—	9,634
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	98,958	2,036	8,403					109,397
Grade 1 allowance	69	—	7					76
Grade 2 loan balance	48,864	20,254	57					69,175
Grade 2 allowance	61	37	—					98
Grade 3 loan balance	332,868	483,704	11,734					828,306
Grade 3 allowance	825	1,276	36					2,137
Grade 4 loan balance	1,033,871	1,646,857	37,787					2,718,515
Grade 4 allowance	10,937	15,190	375					26,502
Grade 5 (Special Mention) loan balance	44,203	70,421	574					115,198
Grade 5 allowance	1,797	3,325	26					5,148
Grade 6 (Substandard) loan balance	73,614	111,004	—					184,618
Grade 6 allowance	8,473	13,796	—					22,269
Grade 7 (Doubtful) loan balance	189	396	—					585
Grade 7 allowance	10	24	—					34
Consumer loans based on payment status:
Current loan balances				1,350,571	736,949	142,393	394,733	2,624,646
Current loans allowance				20,250	6,691	9,688	3,893	40,522
30 days past due loan balance				10,008	2,438	1,354	12,455	26,255
30 days past due allowance				1,706	808	868	630	4,012
60 days past due loan balance				2,988	562	947	4,050	8,547
60 days past due allowance				1,379	412	859	643	3,293
90+ days past due loan balance				1,692	390	1,559	17,186	20,827
90+ days past due allowance				1,302	455	1,784	1,077	4,618

Total loans	$1,642,056	$2,399,054	$58,555	$1,365,259	$740,339	$146,253	$428,424	$6,779,940

Total Allowance for Loan Losses	$24,009	$41,445	$444	$24,637	$8,366	$13,199	$6,243	$118,343

Total loans exclude acquired loans, including covered loans
Asset Quality
          Making a loan to earn an interest spread inherently includes taking the risk of not being repaid. Successful management of credit risk requires making good underwriting decisions, carefully administering the loan portfolio and diligently collecting delinquent accounts.
          The Corporation’s Credit Policy Division manages credit risk by establishing common credit policies for its subsidiaries, participating in approval of their largest loans, conducting reviews of their loan portfolios, providing them with centralized consumer underwriting, collections and loan operations services, and overseeing their loan workouts. Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans Allowance for Loan Losses) in the 2010 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.
          The Corporation’s objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives.
          Nonperforming Loans are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favour of the borrower or either principal or interest has been forgiven.

          Nonperforming Assets are defined as follows:
•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•	Restructured loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favour of the borrower or either principal or interest has been forgiven.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2011	2010	2010
Nonperforming commercial loans	$63,688	$89,828	$84,535
Other nonaccrual loans:	8,951	14,859	14,394

Total nonperforming loans	72,639	104,687	98,929
Other real estate (“ORE”)	27,207	18,815	10,852

Total nonperforming assets	$99,846	$123,502	$109,781

Loans past due 90 day or more accruing interest	$10,424	$22,017	$36,932

Total nonperforming assets as a percentage of total loans and ORE	1.38%	1.78%	1.62%

          Commercial nonperforming loans decreased $26.1 million from December 31, 2010 and $20.8 million from June 30, 2010 reflecting movement of assets for disposition into other real estate along with loan payments. New nonperforming commercial loans have continued to decline from December 31, 2010 through June 30, 2011. Total other real estate increased $8.4 million from December 31, 2010 and $16.4 million from June 30, 2010, reflecting economic stress. While Management expects ORE balances to remain elevated reflecting post economic stress, Management expects that inflows will slow over the course of 2011.
          The consumer portfolio is stable and improving. 30 day delinquency levels within the portfolio have decreased by $19.2 million or 30.48% compared to the quarter ending December 31, 2010 and decreased $17.2 million or 28.26% compared to the quarter ended June 30, 2010. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Additionally the overall consumer portfolio has decreased by $69.3 million or 2.65% compared to the quarter ending December 31, 2010 and decreased $167.2 million or 6.17% compared to the quarter ended June 30, 2010. Average FICO scores on the consumer portfolio subcomponents are excellent with average scores on installment loans at 737, home equity lines at 764, residential mortgages at 722 and credit cards at 725. Net charge offs within the consumer portfolio were $7.8 million, down $1.9 million from the quarter ended March 31, 2011, and down $5.2 million from the quarter ended June 30, 2011. Annualized net charge offs on the total consumer portfolio were 1.16% in the quarter ended June 30, 2011 compared to 1.82% in the quarter ended June 30, 2010.
          In June 30, 2011 and December 31, 2010 nonperforming assets, other real estate includes $0.8 million of vacant land no longer considered for branch expansion which are not related to loan portfolios.
          Commercial criticized loans decreased $48.6 million from December 31, 2010, and $46.2 million from June 30, 2010.

          See Note 1 (Summary of Significant Accounting Policies) of the 2010 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.
          The following table is a nonaccrual commercial loan flow analysis:

	Quarters Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(In thousands)
Nonaccrual commercial loans beginning of period	$71,246	$89,828	$91,646	$84,535	$94,798

Credit Actions:
New	5,219	7,876	20,385	19,625	4,419
Loan and lease losses	(4,469)	(4,717)	(5,750)	(6,381)	(6,071)
Charged down	(3,877)	(3,207)	(7,679)	(4,139)	(1,730)
Return to accruing status	(334)	(524)	(1,829)	(200)	(1,575)
Payments	(4,097)	(18,009)	(6,945)	(1,795)	(5,306)

Nonaccrual commercial loans end of period	$63,688	$71,246	$89,828	$91,646	$84,535

          In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification is short-term (30 to 90 days). All amounts due, including interest accrued at the contractual interest rate, are expected to be collected TDRs return to accrual status once the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. A sustained period of repayment performance would be a minimum of six consecutive payment cycles from the date of restructure.
          Our TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit which total, in aggregate, $34.3 million or 36.93% of our total TDR portfolio as of June 30, 2011. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.
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

	Quarter Ended		Year Ended		Quarter Ended
	June 30, 2011		December 31, 2010		June 30, 2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest DDA	$2,998,090	—	$2,550,849	—	$2,496,826	—
Interest-bearing DDA	824,125	0.09%	794,497	0.09%	775,031	0.08%
Savings and money market accounts	5,279,353	0.56%	4,303,815	0.74%	4,278,756	0.74%
CDs and other time deposits	2,363,170	0.95%	2,801,270	1.17%	3,049,788	1.25%

Total customer deposits	11,464,738	0.46%	10,450,431	0.63%	10,600,401	0.66%

Securities sold under agreements to repurchase	884,244	0.43%	907,015	0.49%	843,652	0.67%
Wholesale borrowings	325,057	2.04%	510,799	2.74%	526,963	2.37%

Total funds	$12,674,039		$11,868,245		$11,971,016

          Average demand deposits comprised 33.34% of average deposits in the 2011 second quarter compared to 30.87% in the 2010 second quarter. Savings accounts, including money market products, made up 46.05% of average deposits in the 2011 second quarter compared to 40.36% in the 2010 second quarter. CDs made up 20.61% of average deposits in the second quarter 2011 and 28.77% in the second quarter 2010.
          The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 60 basis points compared to one year ago, or 0.12% for the quarter ended June 30, 2011.
          The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of June 30, 2011, by time remaining until maturity:

Time until maturity:	Amount
(In thousands)
Under 3 months	$263,352
3 to 6 months	146,185
6 to 12 months	175,731
Over 1 year through 3 years	132,016
Over 3 years	35,430

$752,714

Capital Resources
          The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity
          Shareholders’ equity at June 30, 2011 totaled $1.6 billion compared to $1.5 billion at December 31, 2010 and June 30, 2010. The cash dividend of $0.16 per share paid in the second quarter has an indicated annual rate of $0.64 per share.
Capital Availability
          During the quarter ended June 30, 2010, the Corporation closed and completed a sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts, commissions and expenses of the offering.
Capital Adequacy
          Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.79% at June 30, 2011, compared to 7.59% at December 31, 2010, and 7.35% at June 30, 2010.
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
          As of June 30, 2011, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	June 30,		December 31,		June 30,
	2011		2010		2010
	(Dollars in thousands)
Consolidated
Total equity	$1,550,387	10.81%	$1,507,715	10.67%	$1,505,345	10.37%
Common equity	1,550,387	10.81%	1,507,715	10.67%	1,505,345	10.37%
Tangible common equity (a)	1,081,018	7.79%	1,037,260	7.59%	1,032,878	7.35%
Tier 1 capital (b)	1,088,108	11.51%	1,061,466	11.57%	1,035,466	11.24%
Total risk-based capital (c)	1,206,613	12.77%	1,176,429	12.82%	1,150,709	12.49%
Leverage (d)	1,088,108	7.80%	1,061,466	7.61%	1,035,466	8.01%

Bank Only
Total equity	$1,358,025	9.48%	$1,421,123	10.07%	$1,294,334	8.92%
Common equity	1,468,054	10.25%	1,421,123	10.07%	1,404,402	9.68%
Tangible common equity (a)	998,685	7.21%	950,668	6.97%	931,935	6.64%
Tier 1 capital (b)	1,001,429	10.62%	970,566	10.58%	930,451	10.13%
Total risk-based capital (c)	1,115,310	11.83%	1,081,203	11.79%	1,041,369	11.33%
Leverage (d)	1,001,429	7.19%	970,566	6.90%	930,451	7.13%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.

b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.

c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.

d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.
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
          Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of June 30, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in Net Interest Income:
	- 100	+ 100	+ 200	+ 300
	basis	basis	basis	basis
	points	points	points	points
June 30, 2011	(3.23%)	1.57%	3.10%	6.37%
June 30, 2010	*	0.23%	0.29%	(0.55%)

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.
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
          Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of June 30, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage
	Increase/(Decrease) in EVE:
	- 100	+ 100	+ 200	+ 300
	basis	basis	basis	basis
	points	points	points	points
June 30, 2011	(8.17%)	3.25%	7.62%	8.05%
June 30, 2010	*	4.27%	6.12%	7.17%

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.
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
          The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 80.17% of total deposits at June 30, 2011. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the second quarter of 2011 in addition to unencumbered, or unpledged, investment securities that totaled $1.4 million as of June 30, 2011.
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
          Funding Trends for the Quarter — During the three months ended June 30, 2011, lower cost core deposits increased by $162.5 billion from the previous quarter. In aggregate, deposits decreased $55.0 billion. Securities sold under agreements to repurchase decreased $143.4 million from March 31, 2011. Wholesale borrowings increased $0.1 million from March 31, 2011. The Corporation’s loan to deposit ratio increased to 80.80% at June 30, 2011 from 79.47% at March 31, 2011.
          Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.
          During the quarter ended June 30, 2011, FirstMerit Bank did pay dividends to FirstMerit Corporation. As of June 30, 2011, FirstMerit Bank had an additional $169.7 available to pay dividends without regulatory approval.
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
          In addition, and among many other legislative changes as a result of the Dodd-Frank Act that the Corporation will assess, the Corporation (1) experienced a new assessment model from the FDIC based on assets, not deposits, (2) will be subject to enhanced executive compensation and corporate governance requirements, and (3) will be able, for the first time to offer interest on business transaction and other accounts.
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
          For additional information on litigation and contingencies, see Note 13. Contingencies and Guarantees.
          In addition, in December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Minimum global liquidity standards under Basel III are meant to ensure banks maintain adequate levels of liquidity on both a short and medium to longer horizon. Expected liquidity standard implementation dates are January 1, 2015 and January 1, 2018. When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. When fully phased in on January 1, 2019, Basel III will require banking institutions to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2011, with adoption of final implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.
ITEM 1A. RISK FACTORS.
          There have been no material changes in our risk factors from those disclosed in 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Not applicable.

(b)	Not applicable.

(a)	The following table provides information with respect to purchases the Corporation made of its common shares during the second quarter of the 2011 fiscal year:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under
	Shares Purchased (2)	Paid per Share	or Programs (1)	Plans or Programs
Balance as of March 31, 2011				396,272
April 1, 2011 – April 30, 2011	38,719	$16.69	—	396,272
May 1, 2011 – May 31, 2011	2,402	19.89	—	396,272
June 1, 2011 – June 30, 2011	4,085	24.59	—	396,272

Balance as of June 30, 2011	45,206	$17.57	—	396,272

(1)	Reflects 45,206 common shares purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted common shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the second quarter of 2011.

(2)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.
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

10.1	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011 ).

10.2
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011 ).

10.3
Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011 ).

10.4	FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (filed herewith ).

21	Subsidiaries of FirstMerit (filed herewith ).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

101*
The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.