Form 10-Q
period 2011-09-30
FIRSTMERIT CORP /OH/
filed 2011-11-02
CIK 354869

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-10161

FIRSTMERIT CORPORATION

(Exact name of registrant as specified in its charter)

OHIO	34-1339938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

III CASCADE PLAZA, 7TH FLOOR, AKRON, OHIO

44308-1103

(Address of principal executive offices)

(330) 996-6300

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 24, 2011, 109,246,375 shares of common stock, without par value, were outstanding.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited, except December 31, 2010, which is derived from the audited financial statements)	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Cash and due from banks	$202,886	$157,415	$180,990
Interest-bearing deposits in banks	116,059	365,698	469,779

Total cash and cash equivalents	318,945	523,113	650,769
Investment securities
Held-to-maturity	92,214	59,962	61,818
Available-for-sale	3,198,046	2,987,040	3,027,436
Other investments	160,793	160,752	160,753
Loans held for sale	39,340	41,340	25,542
Noncovered loans:
Commercial loans	5,018,857	4,527,497	4,344,784
Mortgage loans	397,309	403,843	414,728
Installment loans	1,271,327	1,308,860	1,349,964
Home equity loans	743,377	749,378	760,816
Credit card loans	142,710	149,506	144,734
Leases	57,992	63,004	64,009

Total noncovered loans	7,631,572	7,202,088	7,079,035
Allowance for noncovered loan losses	(109,187)	(114,690)	(116,528)

Net noncovered loans	7,522,385	7,087,398	6,962,507
Covered loans (includes loss share receivable of $220.5 million, $288.6 million and $342.3 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.)	1,647,218	1,976,754	2,156,832
Allowance for covered loan losses	(34,603)	(13,733)	(3,437)

Net covered loans	1,612,615	1,963,021	2,153,395
Net loans	9,135,000	9,050,419	9,115,902
Premises and equipment, net	193,075	197,866	194,757
Goodwill	460,044	460,044	460,044
Intangible assets	8,782	10,411	11,416
Other real estate covered by FDIC loss share	61,890	54,710	53,526
Accrued interest receivable and other assets	1,020,149	589,057	592,123

Total assets	$14,688,278	$14,134,714	$14,354,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand-non-interest bearing	$2,971,555	$2,790,550	$2,658,458
Demand-interest bearing	967,574	868,404	847,284
Savings and money market accounts	5,513,472	4,811,784	4,557,702
Certificates and other time deposits	1,943,520	2,797,268	3,207,972

Total deposits	11,396,121	11,268,006	11,271,416

Federal funds purchased and securities sold under agreements to repurchase	987,030	777,585	897,755
Wholesale borrowings	248,006	326,007	391,914
Accrued taxes, expenses, and other liabilities	486,467	255,401	275,109

Total liabilities	13,117,624	12,626,999	12,836,194

Shareholders’ equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—	—
Common stock, without par value: authorized 300,000,000 shares; issued 115,121,731, 115,121,731 and 115,121,731 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	127,937	127,937	127,937
Capital surplus	478,738	485,567	484,770
Accumulated other comprehensive loss	(4,654)	(26,103)	(4,915)
Retained earnings	1,118,027	1,080,900	1,071,147
Treasury stock, at cost, 5,874,748, 6,305,218 and 6,318,452 shares at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	(149,394)	(160,586)	(161,047)

Total shareholders’ equity	1,570,654	1,507,715	1,517,892

Total liabilities and shareholders’ equity	$14,688,278	$14,134,714	$14,354,086

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)	Quarters ended September 30,		Nine months ended September 30,
(Dollars in thousands except per share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans, including held for sale	$108,417	$118,543	$330,877	$312,112
Investment securities
Taxable	21,949	23,560	65,610	74,032
Tax-exempt	3,189	3,234	9,521	9,861

Total investment securities interest	25,138	26,794	75,131	83,893
Total interest income	133,555	145,337	406,008	396,005

Interest expense:
Interest on deposits:
Demand-interest bearing	218	252	579	553
Savings and money market accounts	6,929	8,294	22,172	23,768
Certificates and other time deposits	4,370	9,588	16,803	25,504
Interest on securities sold under agreements to repurchase	977	986	2,832	3,517
Interest on wholesale borrowings	1,669	2,724	4,963	12,009

Total interest expense	14,163	21,844	47,349	65,351

Net interest income	119,392	123,493	358,659	330,654
Provision for loan losses noncovered	14,604	18,108	41,760	63,967
Provision for loan losses covered	4,768	593	17,580	860

Net interest income after provision for loan losses	100,020	104,792	299,319	265,827

Other income:
Trust department income	5,607	5,469	16,983	16,324
Service charges on deposits	17,838	16,859	48,460	49,962
Credit card fees	13,640	12,532	39,357	36,332
ATM and other service fees	3,801	2,996	9,781	8,349
Bank owned life insurance income	3,182	3,219	11,439	11,757
Investment services and insurance	1,965	2,688	6,384	7,151
Investment securities gains, net	4,402	58	5,291	709
Loan sales and servicing income	1,036	4,006	8,657	10,218
Gain on George Washington acquisition	—	—	—	1,041
Other operating income	9,301	7,308	18,667	16,401

Total other income	60,772	55,135	165,019	158,244

Other expenses:
Salaries, wages, pension and employee benefits	61,232	58,930	177,815	158,985
Net occupancy expense	8,464	8,608	25,144	23,428
Equipment expense	7,073	7,330	20,725	20,115
Stationery, supplies and postage	2,517	2,865	7,972	8,254
Bankcard, loan processing and other costs	8,449	8,281	24,278	23,762
Professional services	5,732	8,544	17,466	21,626
Amortization of intangibles	543	1,006	1,629	1,909
FDIC expense	3,240	5,267	12,187	13,448
Other operating expense	18,707	19,839	53,254	48,879

Total other expenses	115,957	120,670	340,470	320,406

Income before income tax expense	44,835	39,257	123,868	103,665
Income tax expense	13,098	10,261	34,808	27,786

Net income	$31,737	$28,996	$89,060	$75,879

Other comprehensive income, net of taxes
Unrealized securities’ gains (losses), net of taxes	$7,353	$(360)	$24,889	$21,005
Less: reclassification adjustment for securities’ gains (losses) realized in income, net of taxes	2,862	38	3,440	461

Total other comprehensive gain (loss), net of taxes	4,491	(398)	21,449	20,544

Comprehensive income	$36,228	$28,598	$110,509	$96,423

Net income applicable to common shares	$31,737	$28,996	$89,060	$75,879

Net income used in diluted EPS calculation	$31,737	$28,996	$89,060	$75,879

Weighted average number of common shares outstanding - basic	109,245	108,793	109,052	98,588

Weighted average number of common shares outstanding - diluted	109,246	108,794	109,053	98,590

Basic earnings per share	$0.29	$0.27	$0.82	$0.77

Diluted earnings per share	$0.29	$0.27	$0.82	$0.77

Dividend per share	$0.16	$0.16	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
(In thousands)
Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	75,879	—	75,879
Cash dividends - common stock ($0.16 per share)	—	—	—	—	—	(48,357)	—	(48,357)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (428,755 shares)	—	—	—	(10,425)	—	—	10,425	—
Restricted stock activity (165,577 shares)	—	—	—	1,075	—	—	(3,657)	(2,582)
Deferred compensation trust (892 decrease in shares)	—	—	—	(78)	—	—	78	—
Share-based compensation	—	—	—	5,937	—	—	—	5,937
Issuance of common stock (21,487,860 shares)	—	—	—	400,018	—	—	—	400,018
Net unrealized gains on investment securities, net of taxes	—	—	—	—	20,544	—	—	20,544

Balance at September 30, 2010	$—	$127,937	$—	$484,770	$(4,915)	$1,071,147	$(161,047)	$1,517,892

Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	89,060	—	89,060
Cash dividends - common stock ($0.48 per share)	—	—	—	—	—	(51,933)	—	(51,933)
Nonvested (restricted) shares granted (576,138 shares)	—	—	—	(13,985)	—	—	13,985	—
Restricted stock activity (145,668 shares)	—	—	—	494	—	—	(2,751)	(2,257)
Deferred compensation trust (10,182 increase in shares)	—	—	—	42	—	—	(42)	—
Share-based compensation	—	—	—	6,620	—	—	—	6,620
Net unrealized gains on investment securities, net of taxes	—	—	—	—	21,449	—	—	21,449

Balance at September 30, 2011	$—	$127,937	$—	$478,738	$(4,654)	$1,118,027	$(149,394)	$1,570,654

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(Unaudited)	2011	2010
(Dollars in thousands)
Operating Activities
Net income	$89,060	$75,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,340	64,827
Depreciation and amortization	17,016	16,226
Benefit attributable to FDIC loss share	31,078	9,284
Accretion of acquired loans	(91,872)	(65,462)
Accretion income for lease financing	(1,928)	(1,908)
Amortization and accretion of securities, net
Available for sale	11,129	8,611
Other	25	—
Gain on acquisition	—	(1,041)
Gain on sales and calls of investment securities, net
Available for sale	(5,291)	(709)
Originations of loans held for sale	(322,760)	(357,489)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary mortgage markets	329,967	353,710
Gains on sales of loans, net	(5,208)	(4,935)
Amortization of intangible assets	1,629	1,909
Net change in assets and liabilities
Interest receivable	(195)	(2,565)
Interest payable	(1,934)	(2,870)
Prepaid assets	(5,989)	26,280
Bank owned life insurance	(7,378)	(7,423)
Employee pension liability	(2,287)	1,706
Other assets and liabilities	(1,501)	(13,647)

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,901	100,383
Investing Activities
Proceeds from sales of securities
Available for sale	182,781	545,337
Proceeds from prepayments, calls, and maturities
Available for sale	778,697	659,817
Held to maturity	18,901	24,171
Other	12	38
Purchases of securities
Available for sale	(1,338,279)	(1,107,581)
Held to maturity	(51,151)	(35,305)
Other	(79)	—
Net decrease (increase) in loans and leases	(81,096)	274,751
Purchases of premises and equipment	(12,225)	(43,593)
Net cash acquired from acquisitions	—	1,000,807

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(502,439)	1,318,442
Financing Activities
Net increase in demand accounts	280,175	220,533
Net increase in savings and money market accounts	701,689	315,451
Net decrease in certificates and other time deposits	(853,748)	(645,152)
Net increase (decrease) in securities sold under agreements to repurchase	209,445	(821,635)
Net decrease in wholesale borrowings	(78,001)	(348,191)
Net proceeds from issuance of common stock	—	400,018
Cash dividends - common	(51,933)	(48,357)
Restricted stock activity	(2,257)	(2,582)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	—	826

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	205,370	(929,089)

Increase (decrease) in cash and cash equivalents	(204,168)	489,736
Cash and cash equivalents at beginning of period	523,113	161,033

Cash and cash equivalents at end of period	$318,945	$650,769

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Interest, net of amounts capitalized	$43,055	$45,746

Federal income taxes	$7,915	$21,108

The accompanying notes are an integral part of the consolidated financial statements.

FirstMerit Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2011 (Unaudited) (Dollars in thousands except per share data)

1.	Summary of Significant Accounting Policies

Basis of Presentation - FirstMerit Corporation (“the Parent Company”) is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the “Bank”). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accounting and reporting policies of FirstMerit Corporation and its subsidiaries (the “Corporation”) conform to generally accepted accounting principles in the United States of America (“U.S. GAAP”) and to general practices within the financial services industry.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date. The accompanying unaudited interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) that are, in the opinion of FirstMerit Corporation’s Management (“Management”), necessary for a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of the Corporation as of September 30, 2011 and 2010 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain reclassifications of prior year’s amounts have been made to conform to the current year presentation. Such reclassifications had no effect on net earnings or equity.

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

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Corporation beginning in the quarter ended September 30, 2011 and were to be applied retrospectively to January 1, 2011. The adoption of ASU 2011-02 did not have a material impact on the Corporation’s consolidated financial statements. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01,

Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, are effective on a prospective basis beginning in the quarter ended September 30, 2011. All required disclosures are incorporated into Note 5 (Allowance for Loan Losses).

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

	Acquired Book Value	Fair Value Adjustments	As Recorded by FirstMerit Bank, N.A.
Assets
Cash and due from banks	$3,725	$—	$3,725
Loans	301,236	(25,624)	275,612
Premises and equipment	22,992	18,963	41,955
Goodwill	—	48,347	48,347
Core deposit intangible	—	3,154	3,154
Other assets	941	3,115	4,056

Total assets acquired	$328,894	$47,955	$376,849

Liabilities
Deposits	$1,199,279	$7,134	$1,206,413
Accrued expenses and other liabilities	4,192	(1,271)	2,921

Total liabilities assumed	$1,203,471	$5,863	$1,209,334

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

George Washington Savings Bank – FDIC Assisted Acquisition

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

In accordance with the Loss Share Agreements, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the

Loss Share Agreements) for every consecutive twelve-month period prior to and ending on the George Washington True-Up Measurement Date. As of the date of the acquisition, the true-up liability was estimated to be $5.2 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as of September 30, 2011 was $4.6 million. Additional information can be found in Note 11 (Fair Value Measurement).

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

	As Recorded by FDIC	Fair Value Adjustments	As Recorded by FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loans	254,492	(117,879)	136,613
Mortgage loans	27,218	(2,860)	24,358
Installment loans	24,078	(7,298)	16,780

Total covered loans	305,788	(128,037)	177,751
Loss share receivable - loans	—	88,694	88,694

Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Loss share receivable-other real estate	—	11,339	11,339
Other assets	5,680	—	5,680

Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676

Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760

Total liabilities assumed	$398,303	$10,112	$408,415

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

The acquisition of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the Covered Loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $260.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million. These estimated fair values reflect the additional information that the Corporation obtained during the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the Covered Loans decreased by $39.4 million, the FDIC loss share receivable on the Covered Loans increased by $23.9 million, accrued interest increased by $5.4 million, other assets increased by $20.6 million and other liabilities decreased by $2.3 million as of May 14, 2010 from that originally reported in the quarter ended June 30, 2010. These revised estimates resulted in a decrease of goodwill by $5.6 million from that originally reported in the quarter ended June 30, 2010 to $272.1 million, which was recognized in the quarter ended June 30, 2010 and which is reflected in the September 30, 2011 consolidated balance sheet.

In accordance with the Loss Share Agreements, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20 million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank; minus (ii) the aggregate of all of the payments made or payable to the FDIC. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of the date of acquisition, the true-up liability was estimated to be $6.3 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as of September 30, 2011 was $7.3 million. Additional information can be found in Note 11 (Fair Value Measurement).

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

	As Recorded by FDIC	Fair Value Adjustments	As Recorded by FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Commercial loans	1,840,001	(317,526)	1,522,475
Consumer loans	312,131	(53,742)	258,389

Total covered loans	2,152,132	(371,268)	1,780,864
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	(5,436)	—
Loss share receivable - loans	—	260,730	260,730

Total covered loans and loss share receivable	2,152,103	(110,509)	2,041,594
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	(1,165)	26,155
Loss share receivable - other real estate		2,196	2,196
Goodwill	—	272,099	272,099
Other assets	9,838	19,054	28,892

Total assets acquired	$3,033,823	$188,131	$3,221,954

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038

Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	6,256	6,256
Accrued expenses and other liabilities	7,395	—	7,395

Total liabilities assumed	$2,895,793	$98,622	$2,994,415

3.	Investment Securities

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

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	203,148	590	(20)	203,718
U.S. States and political subdivisions	298,140	16,426	(125)	314,441
Residential mortgage-backed securities:
U.S. government agencies	1,419,808	61,416	(2)	1,481,222
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,080,627	23,327	(45)	1,103,909
Non-agency	44,715	139	—	44,854
Corporate debt securities	61,474	—	(15,287)	46,187

Total debt securities	3,107,912	101,898	(15,479)	3,194,331
Marketable equity securities	3,715	—	—	3,715

Total securities available for sale	$3,111,627	$101,898	$(15,479)	$3,198,046

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$92,214	$—	$—	$92,214

Total securities held to maturity	$92,214	$—	$—	$92,214

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	$399,122	$703	$(194)	$399,631
U.S. States and political subdivisions	296,327	3,537	(2,119)	297,745
Residential mortgage-backed securities:
U.S. government agencies	1,343,021	52,230	(547)	1,394,704
Residential collateralized mortgage-backed securities:
U.S. government agencies	814,774	18,223	(2,306)	830,691
Non-agency	15,018	—	—	15,018
Corporate debt securities	61,435	—	(16,106)	45,329

Total debt securities	2,929,697	74,693	(21,272)	2,983,118
Marketable equity securities	3,922	—	—	3,922

Total securities available for sale	$2,933,619	$74,693	$(21,272)	$2,987,040

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$59,962	$—	$—	$59,962

Total securities held to maturity	$59,962	$—	$—	$59,962

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt Securities
U.S. government agency debentures	379,876	1,089	(43)	380,922
U.S. States and political subdivisions	281,769	13,394	(15)	295,148
Residential mortgage-backed securities:
U.S. government agencies	1,424,027	62,507	(71)	1,486,463
Residential collateralized mortgage-backed securities:
U.S. government agencies	789,655	25,464	(55)	815,064
Non-agency	19	—	—	19
Corporate debt securities	61,423	—	(15,533)	45,890

Total debt securities	2,936,769	102,454	(15,717)	3,023,506
Marketable equity securities	3,930	—	—	3,930

Total securities available for sale	$2,940,699	$102,454	$(15,717)	$3,027,436

Securities held to maturity
Debt Securities
U.S. States and political subdivisions	$61,818	$—	$—	$61,818

Total securities held to maturity	$61,818	$—	$—	$61,818

Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock constitute the majority of other investments on the consolidated balance sheet.

	September 30, 2011	December 31, 2010	September 30, 2010
FRB stock	$20,804	$20,725	$20,714
FHLB stock	139,398	139,398	139,398
Other	591	629	641

Total other investments	$160,793	$160,752	$160,753

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

At September 30, 2011, securities totaling $2.2 billion were pledged to secure trust and public deposits and securities sold under agreements to repurchase and for other purposes required or permitted by law.

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	September 30, 2011
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$15,032	$(20)	1	$—	$—	—	$15,032	$(20)
U.S. States and political subdivisions	16,180	(102)	18	648	(23)	1	16,828	(125)
Residential mortgage-backed securities:
U.S. government agencies	—	—	—	174	(2)	2	174	(2)
Residential collateralized mortgage-backed securities:
U.S. government agencies	21,505	(45)	3	—	—	—	21,505	(45)
Corporate debt securities	—	—	—	46,187	(15,287)	8	46,187	(15,287)

Total temporarily impaired securities	$52,717	$(167)	22	$47,009	$(15,312)	11	$99,726	$(15,479)

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$109,238	$(194)	8	$—	$—	—	$109,238	$(194)
U.S. States and political subdivisions	105,530	(2,095)	164	665	(24)	1	106,195	(2,119)
Residential mortgage-backed securities:
U.S. government agencies	67,474	(544)	7	195	(3)	1	67,669	(547)
Residential collateralized mortgage-backed securities:
U.S. government agencies	188,264	(2,306)	17	—	—	—	188,264	(2,306)
Non-agency	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	45,329	(16,106)	8	45,329	(16,106)

Total temporarily impaired securities	$470,506	$(5,139)	196	$46,189	$(16,133)	10	$516,695	$(21,272)

	September 30, 2010
	Less than 12 months			12 months or longer			Total
	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses	Number of Impaired Securities	Fair Value	Unrealized Losses
Debt Securities
U.S. government agency debentures	$48,861	$(43)	4	$—	$—	—	$48,861	$(43)
U.S. States and political subdivisions	—	—	—	680	(15)	1	680	(15)
Residential mortgage-backed securities:
U.S. government agencies	28,168	(68)	3	218	(3)	1	28,386	(71)
Residential collateralized mortgage-backed securities:
U.S. government agencies	35,350	(55)	3	—	—	—	35,350	(55)
Corporate debt securities	—	—	—	45,890	(15,533)	8	45,890	(15,533)

Total temporarily impaired securities	$112,379	$(166)	10	$46,788	$(15,551)	10	$159,167	$(15,717)

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

As of September 30, 2011, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly, resulting in the significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not OTTI at September 30, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

Realized Gains and Losses

The following table shows the proceeds from sales of available-for-sale- securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds	$179,133	$45,331	$182,781	$545,337

Realized gains	$4,473	$58	$5,418	$1,660
Realized losses	(71)	—	(127)	(951)

Net securities gains	$4,402	$58	$5,291	$709

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of September 30, 2011. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. States and political subdivisions obligations	Residential mortgage-backed securities - U.S govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non - U.S. govt. agency issued	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$137,821	$4,538	$3,578	$39,607	$—	$—	$185,544	1.70%
Over one year through five years	65,897	21,170	1,431,329	1,064,302	30,773	—	2,613,471	2.91%
Over five years through ten years	—	154,079	46,315	—	14,081	—	214,475	4.58%
Over ten years	—	134,654	—	—	—	46,187	180,841	4.50%

Fair Value	$203,718	$314,441	$1,481,222	$1,103,909	$44,854	$46,187	$3,194,331	3.05%

Amortized Cost	$203,148	$298,140	$1,419,808	$1,080,627	$44,715	$61,474	$3,107,912

Weighted-Average Yield	0.68%	5.68%	3.39%	2.52%	0.70%	1.03%	3.05%
Weighted-Average Maturity	0.7	9.0	3.4	2.5	4.4	16.1	3.7
Securities Held to Maturity
Remaining maturity:
One year or less	$—	$36,769	$—	$—	$—	$—	$36,769	3.41%
Over one year through five years	—	14,850	—	—	—	—	14,850	3.54%
Over five years through ten years	—	5,795	—	—	—	—	5,795	3.54%
Over ten years	—	34,800	—	—	—	—	34,800	7.28%

Fair Value	$—	$92,214	$—	$—	$—	$—	$92,214	4.90%

Amortized Cost	$—	$92,214	$—	$—	$—	$—	$92,214

Weighted-Average Yield		4.90%					4.90%
Weighted-Average Maturity		6.8					6.8

4.	Loans

Total non-covered and covered loans outstanding as of September 30, 2011, December 31, 2010 and September 30, 2010 were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010
Commercial loans	$5,018,857	$4,527,497	$4,344,784
Mortgage loans	397,309	403,843	414,728
Installment loans	1,271,327	1,308,860	1,349,964
Home equity loans	743,377	749,378	760,816
Credit card loans	142,710	149,506	144,734
Leases	57,992	63,004	64,009

Total non-covered loans (a)	7,631,572	7,202,088	7,079,035
Allowance for noncovered loan losses	(109,187)	(114,690)	(116,528)

Net non-covered loans	7,522,385	7,087,398	6,962,507
Covered loans (b)	1,647,218	1,976,754	2,156,832
Allowance for covered loan losses	(34,603)	(13,733)	(3,437)

Net covered loans	1,612,615	1,963,021	2,153,395

Net loans	$9,135,000	$9,050,419	$9,115,902

(a)	Includes acquired, non-covered loans of $178.0 million, $265.5 million, and $303.0 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.
(b)	Includes loss share receivable of $220.5 million, $288.6 million, and $342.3 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Originated loans are presented net of deferred loan origination fees and costs which amounted to $5.8 million, $3.6 million, and $2.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Acquired loans, including Covered Loans, are recorded at fair value as of the date of purchase with no allowance for loan loss. As discussed in Note 2 (Business Combinations), the Bank acquired loans with a fair value of $275.6 million on February 19, 2010 in its acquisition of the First Bank branches, and $177.8 million on February 19, 2010 and $1.8 billion on May 14, 2010 in conjunction with the FDIC-assisted acquisitions of George Washington and Midwest, respectively. The loans that were acquired in these FDIC-assisted transactions are covered by Loss Share Agreements which afford the Bank significant loss protection. Loans covered under Loss Share Agreements, including the amounts of expected reimbursements from the FDIC under these agreements, are reported as covered loans in the accompanying consolidated balance sheets.

Acquired Loans

The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Acquired impaired loans are not classified as nonperforming assets at September 30, 2011 as the loans are considered to be performing under ASC 310-30.

All loans acquired in the First Bank acquisition were performing as of the date of acquisition. The difference between the fair value and the outstanding principal balance of the First Bank acquired loans is being accreted to interest income over the remaining term of the loans.

The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect. The outstanding balance, including contractual principal, interest, fees and penalties, of all covered loans accounted for in accordance with ASC 310-30 was $1.7 billion as of September 30, 2011.

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

Changes in the carrying amount of accretable yield for Acquired Impaired Loans were as follows for the quarters and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010:

	Three months ended				Year ended		Nine months ended
	September 30, 2011		September 30, 2010		December 31, 2010		September 30, 2011		September 30, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$196,525	$1,337,921	$241,927	$1,738,502	$—	$—	$227,652	$1,512,817	$—	$—
Loans acquired			—	—	260,751	1,794,593	—	—	260,751	1,794,593
Accretion	(31,120)	31,120	(31,490)	31,490	(83,782)	83,782	(101,244)	101,244	49,396	49,396
Net Reclassifications from non-accretable to accretable	27,160	—	19,717	—	52,253	—	67,118	—	19,083	—
Payments, received, net	—	(114,500)	—	158,459	—	(365,558)	—	(359,520)	—	232,456
Disposals	(1,057)	—	(725)	—	(1,570)	—	(2,018)	—	1,009	—

Balance at end of period	$191,508	$1,254,541	$229,429	$1,611,533	$227,652	$1,512,817	$191,508	$1,254,541	$229,429	$1,611,533

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

As of September 30, 2011

Legacy Loans							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥90
Commercial
C&I	$12,639	$6,255	$5,361	$24,255	$2,633,735	$2,657,990	$123	$6,096
CRE	5,145	11,030	33,003	49,178	1,907,048	1,956,226	—	39,560
Construction	779	1,719	8,943	11,441	241,137	252,578	—	10,580
Leases	—	—	—	—	57,992	57,992	—	—
Consumer
Installment	9,090	4,225	5,052	18,367	1,249,676	1,268,043	1,125	438
Home Equity Lines	2,474	731	922	4,127	718,494	722,621	922	753
Credit Cards	1,222	701	771	2,694	140,016	142,710	357	614
Residential Mortgages	9,687	2,412	7,648	19,747	375,706	395,453	1,481	6,166

Total	$41,036	$27,073	$61,700	$129,809	$7,323,804	$7,453,613	$4,008	$64,207

Acquired Loans (Noncovered)							≥ 90 Days Past Due and Accruing
	Days Past Due			Total Past Due	Current	Total Loans		Nonaccrual Loans
	30-59	60-89	≥90
Commercial
C&I	$448	$—	$138	$586	$43,682	$44,268	$—	$138
CRE	1,746	1,696	3,284	6,726	101,069	107,795	394	3,558
Consumer
Installment	1	—	—	1	3,283	3,284	—	—
Home Equity Lines	—	37	1	38	20,718	20,756	1	—
Residential Mortgages	78	—	—	78	1,778	1,856	—	—

Total	$2,273	$1,733	$3,423	$7,429	$170,530	$177,959	$395	$3,696

Covered Loans (a)							≥ 90 Days Past Due and Accruing(b)
	Days Past Due			Total Past Due		Total Loans		Nonaccrual Loans(b)
	30-59	60-89	≥90		Current
Commercial
C&I	$3,913	$2,108	$32,491	$38,512	$178,882	$217,394
CRE	17,486	11,963	198,957	228,406	649,812	878,218
Construction	913	1,346	68,016	70,275	29,779	100,054
Consumer
Installment	505	136	42	683	10,455	11,138
Home Equity Lines	500	896	979	2,375	143,757	146,132
Residential Mortgages	14,807	1,062	9,364	25,233	48,578	73,811

Total	$38,124	$17,511	$309,849	$365,484	$1,061,263	$1,426,747

(a)	Excludes loss share receivable of $220.5 million as of September 30, 2011.
(b)	Acquired impaired loans were not classified as nonperforming assets at September 30, 2011 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

As of December 31, 2010

Legacy Loans				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥90
Commercial
C&I	$5,280	$7,592	$12,553	$25,425	$1,960,404	$1,985,829	$4,692	$8,368
CRE	10,801	3,832	58,977	73,610	1,953,710	2,027,320	1,908	65,096
Construction	1,490	1,777	18,639	21,906	255,253	277,159	2,795	16,364
Leases	—	—	—	—	63,004	63,004	—	—
Consumer
Installment	14,486	4,491	7,059	26,036	1,279,307	1,305,343	1,929	3,724
Home Equity Lines	2,500	755	744	3,999	722,351	726,350	744	72
Credit Cards	1,570	975	1,337	3,882	145,624	149,506	371	966
Residential Mortgages	10,574	1,665	14,815	27,054	375,022	402,076	8,768	10,004

Total	$46,701	$21,087	$114,124	$181,912	$6,754,675	$6,936,587	$21,207	$104,594

Acquired Loans (Noncovered)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing	Nonaccrual Loans
	Days Past Due
	30-59	60-89	≥90
Commercial
C&I	$1,939	$511	$703	$3,153	$92,995	$96,148	$703	$—
CRE	493	16,650	38	17,181	123,860	141,041	38	—
Consumer
Installment	40	16	23	79	3,438	3,517	23	—
Home Equity Lines	105	24	46	175	22,853	23,028	46	—
Residential Mortgages	65	—	—	65	1,702	1,767	—	93

Total	$2,642	$17,201	$810	$20,653	$244,848	$265,501	$810	$93

Covered Loans (a)				Total Past Due	Current	Total Loans	≥ 90 Days Past Due and Accruing(b)	Nonaccrual Loans(b)
	Days Past Due
	30-59	60-89	≥90
Commercial
C&I	$5,509	$2,911	$70,588	$79,008	$180,186	$259,194
CRE	29,241	16,761	208,820	254,822	763,393	1,018,215
Construction	2,179	2,458	83,969	88,606	28,564	117,170
Consumer
Installment	667	493	36	1,196	10,327	11,523
Home Equity Lines	1,476	738	443	2,657	183,277	185,934
Residential Mortgages	14,975	3,625	12,320	30,920	65,193	96,113

Total	$54,047	$26,986	$376,176	$457,209	$1,230,940	$1,688,149

(a)	Excludes loss share receivable of $288.6 million as of December 31, 2010.
(b)	Acquired impaired loans were not classified as nonperforming assets at December 31, 2010 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

At September 30, 2010, the investment in nonaccrual (non-covered) loans was $105.0 million, and loans past due 90 days or more and accruing interest was $36.9 million.

Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information during a borrower’s ability to fulfill its obligation.

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

The following tables provide a summary of loans by portfolio type and the Corporation’s internal credit quality rating:

As of September 30, 2011

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$48,173	$11,299	$1,429	$—
Grade 2	100,058	3,843	620	—
Grade 3	487,017	245,756	18,067	4,219
Grade 4	1,930,074	1,490,214	209,307	53,771
Grade 5	49,251	73,815	4,851	—
Grade 6	43,417	130,584	18,304	2
Grade 7	—	715	—	—
Grade 8	—	—	—	—

	$2,657,990	$1,956,226	$252,578	$57,992

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$1,249,676	$718,494	$140,016	$375,706
30-59 Days Past Due	9,090	2,474	1,222	9,687
60-89 Days Past Due	4,225	731	701	2,412
≥ 90 Days Past Due	5,052	922	771	7,648

	$1,268,043	$722,621	$142,710	$395,453

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3	1,968	—	—
Grade 4	43,250	98,668	—	—
Grade 5	160	—	—	—
Grade 6	855	6,491	—	—
Grade 7	—	668	—	—
Grade 8	—	—	—	—

	$44,268	$107,795	$—	$—

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$3,283	$20,718	$—	$1,778
30-59 Days Past Due	1	—	—	78
60-89 Days Past Due	—	37	—	—
≥ 90 Days Past Due	—	1	—	—

	$3,284	$20,756	$—	$1,856

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$915	$—	$—	$—
Grade 2	1,801	—	—	—
Grade 3	—	538	—	—
Grade 4	101,794	343,697	4,207	—
Grade 5	32,094	154,591	1,992	—
Grade 6	78,153	348,152	83,051	—
Grade 7	2,637	31,240	10,804	—
Grade 8	—	—	—	—

	$217,394	$878,218	$100,054	$—

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$10,455	$143,757	$—	$48,578
30-59 Days Past Due	505	500	—	14,807
60-89 Days Past Due	136	896	—	1,062
≥ 90 Days Past Due	42	979	—	9,364

	$11,138	$146,132	$—	$73,811

As of December 31, 2010

Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$66,802	$13,387	$3,301	$8,069
Grade 2	64,740	4,462	6,700	—
Grade 3	260,351	278,274	39,986	11,414
Grade 4	1,476,930	1,486,620	188,949	43,210
Grade 5	61,284	87,155	8,055	311
Grade 6	55,720	157,422	30,168	—
Grade 7	2	—	—	—
Grade 8	—	—	—	—

	$1,985,829	$2,027,320	$277,159	$63,004

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$1,279,307	$722,351	$145,624	$375,022
30-59 Days Past Due	14,486	2,500	1,570	10,574
60-89 Days Past Due	4,491	755	975	1,665
≥ 90 Days Past Due	7,059	744	1,337	14,815

	$1,305,343	$726,350	$149,506	$402,076

Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	451	5,934	—	—
Grade 4	95,392	133,613	—	—
Grade 5	5	—	—	—
Grade 6	300	1,494	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—

	$96,148	$141,041	$—	$—

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$3,438	$22,853	$—	$1,702
30-59 Days Past Due	40	105	—	65
60-89 Days Past Due	16	24	—	—
≥ 90 Days Past Due	23	46	—	—

	$3,517	$23,028	$—	$1,767

Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$641	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,045	1,337	—	—
Grade 4	111,792	430,553	4,262	—
Grade 5	63,624	221,020	3,260	—
Grade 6	67,253	317,134	69,998	—
Grade 7	12,839	48,171	39,650	—
Grade 8	—	—	—	—

	$259,194	$1,018,215	$117,170	$—

	Consumer
	Installment	Home Equity Lines	Credit Cards	Residential Mortgages
Current	$10,327	$183,277	$—	$65,193
30-59 Days Past Due	667	1,476	—	14,975
60-89 Days Past Due	493	738	—	3,625
≥ 90 Days Past Due	36	443	—	12,320

	$11,523	$185,934	$—	$96,113

5.	Allowance for loan losses

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

The activity within the allowance for loan loss for noncovered loans, by portfolio type, for the quarter and nine months ended September 30, 2011 is shown in the following table:

For the quarter ended September 30, 2011

Legacy Loans

	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Beginning Balance	$28,366	$32,946	$7,876	$353	$18,089	$7,142	$8,403	$6,012	$109,187
Charge-offs	(5,377)	(3,304)	(550)	(651)	(5,911)	(1,929)	(1,520)	(771)	(20,014)
Recoveries	731	6	171	1	3,375	466	585	74	5,410
Provision	6,618	3,653	(682)	622	2,770	564	528	531	14,604

Ending Balance	$30,338	$33,301	$6,815	$325	$18,323	$6,243	$7,996	$5,846	$109,187

Ending Balance: Individually Evaluated	$256	$2,064	$1,264	$—	$1,568	$52	$121	$1,346	$6,671

Ending Balance: Collectively Evaluated	$30,082	$31,237	$5,551	$325	$16,755	$6,191	$7,875	$4,500	$102,516

Loans:
Ending Balance	$2,657,990	$1,956,226	$252,578	$57,992	$1,268,043	$722,621	$142,710	$395,453	$7,453,613

Ending Balance: Individually Evaluated	$4,271	$39,288	$11,789	$—	$34,654	$4,413	$2,356	$16,316	$113,087

Ending Balance: Collectively Evaluated	$2,653,719	$1,916,937	$240,789	$57,992	$1,233,389	$718,208	$140,354	$379,137	$7,340,525

For the nine months ended September 30, 2011

Legacy Loans

	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Beginning Balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(15,672)	(7,763)	(3,245)	(778)	(20,204)	(6,200)	(6,135)	(3,786)	(63,784)
Recoveries	1,838	54	545	35	10,812	1,255	1,789	192	16,521
Provision	14,408	8,984	2,335	593	6,160	3,971	1,235	4,074	41,760

Ending Balance	$30,338	$33,301	$6,815	$325	$18,323	$6,243	$7,996	$5,846	$109,187

Ending Balance: Individually Evaluated	$256	$2,064	$1,264	$—	$1,568	$52	$121	$1,346	$6,671

Ending Balance: Collectively Evaluated	$30,082	$31,237	$5,551	$325	$16,755	$6,191	$7,875	$4,500	$102,516

Loans:
Ending Balance	$2,657,989	$1,956,226	$252,578	$57,992	$1,268,043	$722,621	$142,710	$395,453	$7,453,613

Ending Balance: Individually Evaluated	$4,271	$39,288	$11,789	$—	$34,654	$4,413	$2,356	$16,316	$113,087

Ending Balance: Collectively Evaluated	$2,653,718	$1,916,938	$240,789	$57,992	$1,233,389	$718,208	$140,354	$379,137	$7,340,525

The activity within the allowance for loan loss for noncovered loans for the year ended December 31, 2010 and the quarter and nine months ended September 30, 2010 is shown in the following table:

Allowance for Noncovered Loan Losses	Quarter ended September 30, 2010	Nine months ended September 30, 2010	Year ended December 31, 2010
Balance at beginning of period	$118,343	$115,092	$115,092
Loans charged off:
C&I, CRE and Construction	10,704	26,541	39,766
Residential mortgages	1,153	4,194	5,156
Installment	8,154	25,389	34,054
Home equity lines	1,923	6,754	7,912
Credit cards	2,902	11,080	13,577
Leases	55	692	896
Overdrafts	926	2,329	3,171

Total charge-offs	25,817	76,979	104,532

Recoveries:
C&I, CRE and Construction	503	1,305	1,952
Residential mortgages	138	201	263
Installment	3,946	9,044	13,047
Home equity lines	481	1,182	1,599
Credit cards	600	1,681	2,199
Manufactured housing	36	122	156
Leases	2	240	267
Overdrafts	188	673	864

Total recoveries	5,894	14,448	20,347

Net charge-offs	19,923	62,531	84,185
Provision for noncovered loan losses	18,108	63,967	83,783

Balance at end of period	$116,528	$116,528	$114,690

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended September 30, 2011, the Corporation increased its allowance for covered loan losses to $34.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance from the prior quarter ended June 30, 2011 was recorded by a charge to the provision for covered loan losses of $13.0 million and an increase of $8.2 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

To the extent credit deterioration occurs in Acquired Non-Impaired loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under the Loss Share Agreements exceeds any remaining credit discount. The Corporation recognized a provision for loan losses on Acquired Non-Impaired Loans of $0.6 million in the quarter ended September 30, 2011.

The activity within the allowance for loan loss for covered loans for the quarters and nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 is shown in the following table:

	Quarter ended September 30,		Nine months ended September 30,		Year ended December 31,
	2011	2010	2011	2010	2010
Balance at beginning of the period	$33,360	$241	$13,733	$—	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,992	9,684	48,658	10,144	27,184
Benefit attributable to FDIC loss share agreements	(8,224)	(9,091)	(31,078)	(9,284)	(22,752)

Net provision for loan losses, covered	4,768	593	17,580	860	4,432
Increase in indemnification asset	8,224	9,091	31,078	9,284	22,752
Loans charged-off	(11,749)	(6,488)	(27,788)	(6,707)	(13,451)

Balance at end of the period	$34,603	$3,437	$34,603	$3,437	$13,733

Credit Quality Disclosures

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as troubled debt restructurings (“TDRs”). Aggregated consumer loans, mortgage loans, and leases that are collectively evaluated for impairment are not included in the following tables.

As of September 30, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$843	$1,831	$—	$1,613
CRE	28,728	40,092	—	34,838
Construction	5,883	8,657	—	6,850
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	2,872	2,888	—	2,999
Impaired loans with a related allowance
Commercial
C&I	$3,428	$4,725	$256	$4,053
CRE	10,560	15,444	2,064	12,286
Construction	5,906	8,840	1,264	6,386
Consumer
Installment	34,654	34,703	1,568	34,485
Home equity line	4,413	4,412	52	4,581
Credit card	2,356	2,356	121	2,560
Residential mortgages	13,444	13,479	1,346	13,409
Total
Commercial	$55,348	$79,589	$3,584	$66,026
Consumer	57,739	57,838	3,087	58,034

Total impaired loans	$113,087	$137,427	$6,671	$124,060

As of December 31, 2010

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Impaired loans with no related allowance
Commercial
C&I	$12,172	$15,045	$—	$12,816
CRE	34,003	40,619	—	35,238
Construction	10,120	14,710	—	10,833
Consumer
Installment	17,146	17,164	—	17,313
Home equity line	1,747	1,747	—	1,764
Credit card	3,081	3,081	—	2,926
Residential mortgages	1,992	2,765	—	2,027
Impaired loans with a related allowance
Commercial
C&I	$—	$—	$—	$—
CRE	30,792	37,767	3,852	33,172
Construction	7,585	11,423	1,588	8,928
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	9,705	9,776	741	9,713
Total
Commercial	$94,672	$119,564	$5,440	$100,987
Consumer	33,671	34,533	741	33,743

Total impaired loans	$128,343	$154,097	$6,181	$134,730

As of September 30, 2010, there was $79.6 million in impaired loans with an associated allowance of $8.6 million.

Interest income recognized on impaired loans during the quarters and nine months ended September 30, 2011 and 2010 was not material.

In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered however, forgiveness of principal is rarely granted. Concessionary modifications are classified as TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

The substantial majority of the Corporation’s residential mortgage TDRs involve reducing the client’s loan payment through an interest rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

Included in the impaired loan balances above were TDRs of $70.4 million and $46.8 million as of September 30, 2011 and December 31, 2010, respectively. TDRs were $64.0 million as of September 30, 2010. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. Included in the impaired loan balances above were allowance for loan losses on TDRs of $4.2 million an $1.0 million as of September 30, 2011 and December 31, 2010, respectively.

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs. The Corporation identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired. The application of this new guidance to the commercial noncovered portfolio changed the evaluation of two loans with a recorded investment of $1.8 million to be classified as TDRs. The allowance for credit losses associated with these two loans, on the basis of a current evaluation of loss, was $0.3 million. In the consumer portfolio, $23.9 million of loans were reclassified as TDRs in the quarter ended September 30, 2011. The allowance for credit losses associated with these consumer loans, on the basis of a current evaluation of loss, was $1.3 million.

Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the Loss Share Agreements. As of September 30, 2011 and December 31, 2010, TDRs on Acquired Impaired Loans were $59.6 million and $37.2 million, respectively. There were no TDRs on Acquired Impaired loans as of September 30, 2010. At September 30, 2011, the end of the first interim period of adoption of ASU 2011-02, the recorded investment in covered loans, now considered a TDR was $1.9 million, and the allowance for credit losses associated with those noncovered loans, on the basis of a current evaluation of loss, was $0.2 million.

The following table provides a summary of TDRs by loan type as of September 30, 2011, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets.

	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRS	Allowance
Noncovered loans
Commercial
C&I	$129	—	$129	$—	967	$967	$1,096	$215
CRE	4,778	—	4,778	1,215	2,075	3,290	8,068	125
Construction	2,760	—	2,760	180	503	683	3,443	772

Total noncovered commercial	7,667	—	7,667	1,395	3,545	4,940	12,607	1,112
Consumer
Installment	32,930	1,773	34,703	—	—	—	34,703	1,568
Home equity lines	3,884	528	4,412	—	—	—	4,412	52
Credit card	2,201	158	2,359	—	—	—	2,359	121
Residential mortgages	10,470	3,784	14,254	—	2,113	2,113	16,367	1,346

Total noncovered consumer	49,485	6,243	55,728	—	2,113	2,113	57,841	3,087
Covered loans
Commercial
C&I	6,052	—	6,052	—	1,235	1,235	7,287	746
CRE	41,403	—	41,403	—	—	—	41,403	1,542
Construction	10,940	—	10,940	—	—	—	10,940	394

Total covered commercial	58,395	—	58,395	—	1,235	1,235	59,630	2,682

Total TDRs	$115,547	6,243	$121,790	$1,395	6,893	$8,288	$130,078	$6,881

In the quarter ended September 30, 2011, five commercial loans with a recorded investment of $2.4 million which had been modified in a TDR defaulted and were subsequently charged-off. In the nine months ended September 30, 2011, twelve commercial loans with a recorded investment of $4.6 million which had been modified in a TDR defaulted and were subsequently charged-off. The recorded investment of defaulted consumer loans which had been modified in a TDR in the quarter and nine months ended September 30, 2011 was $0.3 million and $0.4 million, respectively. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance for loan losses, or partial charge-offs may be taken to further write-down the carrying value of the loan.

At September 31, 2011, the Corporation had $1.0 million in commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

6.	Goodwill and Intangible Assets

Goodwill

Goodwill totaled $460.0 million at September 30, 2011, December 31, 2010, and September 30, 2010. Goodwill of $272.1 million, which reflects prior period purchase accounting adjustments, was acquired in the second quarter of 2010 in the FDIC assisted acquisition of Midwest.

The Corporation expects $43.5 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.

Goodwill was not recognized in the 2010 acquisition of George Washington. These acquisitions are more fully described in Note 2 (Business Combinations).

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(8,339)	$8,421
Non-compete covenant	102	(45)	57
Lease intangible	617	(313)	304

	$17,479	$(8,697)	$8,782

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(6,871)	$9,889
Non-compete covenant	102	(25)	77
Lease covenant	617	(172)	445

	$17,479	$(7,068)	$10,411

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,760	$(5,919)	$10,841
Non-compete covenant	102	(19)	83
Lease covenant	617	(125)	492

	$17,479	$(6,063)	$11,416

Intangible asset amortization expense was $0.5 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows: 2011 - $0.5 million; 2012 - $1.9 million; 2013 - $1.2 million; 2014 - $1.1 million; and 2015 - $1.0 million.

7.	Earnings per share

The reconciliation between basic and diluted earnings per share (“EPS”) is calculated using the treasury stock method and presented as follows:

	Quarter ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
BASIC EPS:
Net income	$31,737	$28,996	$89,060	$75,879

Net income available to common shareholders	$31,737	$28,996	$89,060	$75,879

Average common shares outstanding	109,245	108,793	109,052	98,588

Net income per share - basic	$0.29	$0.27	$0.82	$0.77

DILUTED EPS:
Net income available to common shareholders	$31,737	$28,996	$89,060	$75,879
Add: interest expense on convertible bonds	—	—	—	—

	$31,737	$28,996	$89,060	$75,879

Avg common shares outstanding	109,245	108,793	109,052	98,588
Add: Equivalents from stock options and restricted stock	1	1	1	2
Add: Equivalents-convertible bonds	—	—	—	—

Average common shares and equivalents outstanding	109,246	108,794	109,053	98,590

Net income per common share - diluted	$0.29	$0.27	$0.82	$0.77

For the quarters ended September 30, 2011 and 2010 options to purchase 3.3 million and 4.4 million shares, respectively, were outstanding, but not included in the computation of diluted earnings per share because they were antidilutive.

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

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2011	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$65,998	$198,197	$56,705	$168,718	$4,568	$14,205	$(7,879)	$(22,461)	$119,392	$358,659
Provision for loan losses	4,546	29,653	5,249	17,715	1,261	2,587	8,316	9,385	19,372	59,340
Other income	16,219	43,632	28,333	78,309	7,784	24,066	8,436	19,012	60,772	165,019
Other expenses	36,745	110,073	57,567	177,201	10,004	30,363	11,641	22,833	115,957	340,470
Net income	40,644	100,519	20,464	45,779	1,199	5,420	(30,570)	(62,658)	31,737	89,060
AVERAGES :
Assets	$6,258,625	$6,162,742	$2,925,345	$2,937,888	$237,638	$240,919	$5,189,020	$5,110,002	$14,610,,628	$14,451,551

	Commercial		Retail		Wealth		Other		Consolidated
September 30, 2010	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD	3rd Qtr	YTD
OPERATIONS:
Net interest income	$73,410	$180,694	$58,389	$159,919	$4,852	$14,428	$(13,158)	$(24,387)	$123,493	$330,654
Provision for loan losses	13,656	34,686	13,837	34,071	729	2,615	(9,521)	(6,545)	18,701	64,827
Other income	12,002	34,997	30,709	83,425	8,238	24,395	4,186	15,427	55,135	158,244
Other expenses	28,220	80,429	58,117	165,523	10,243	29,158	24,090	45,296	120,670	320,406
Net income	43,017	99,349	14,585	37,522	2,066	6,835	(30,672)	(67,827)	28,996	75,879
AVERAGES :
Assets	$5,973,022	$5,185,560	$3,085,313	$2,953,148	$274,993	$284,762	$5,253,798	$4,775,816	$14,587,126	$13,199,286

9.	Derivatives and Hedging Activities

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

As of September 30, 2011, December 31, 2010 and September 30, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2010		September 30, 2011		December 31, 2010		September 30, 2010
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps:
Fair value hedges	$—	$—	$6,920	$—	$—	$—	$248,447	$28,278	$303,933	$28,550	$325,845	$36,772

(a)	Included in Other Assets on the Consolidated Balance Sheet
(b)	Included in Other Liabilities on the Consolidated Balance Sheet

Derivatives Not Designated in Hedge Relationships

As of September 30, 2011, December 31, 2010 and September 30, 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives						Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2010		September 30,2011		December 31, 2010		September 30, 2010
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)
Interest rate swaps	$934,248	$61,299	$774,623	$44,270	$751,448	$59,308	$934,248	$61,299	$774,623	$44,270	$751,448	$59,308
Mortgage loan commitments	227,999	5,525	118,119	1,384	244,984	6,201	—	—	—	—	—	—
Forward sales contracts	182,588	(1,591)	113,426	2,106	184,250	(972)	—	—	—	—	—	—
Credit contracts	—	—	—	—	—	—	24,435	—	44,983	—	45,468	—
Foreign exchange	2,461	85	3,733	4	5,189	27	2,456	80	3,733	4	5,189	27
Other	—	—	—	—	—	—	17,809	—	14,622	—	15,428	677

Total	$1,347,296	$65,318	$1,009,901	$47,764	$1,185,871	$64,564	$978,948	$61,379	$837,961	$44,274	$817,533	$60,012

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

The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increase prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of September 30, 2011, December 31, 2010 or September 30, 2010.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At September 30, 2011, the remaining terms on these swap participation agreements generally ranged from one to seven years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.3 million as of September 30, 2011. The fair values of the written swap participations were not material at September 30, 2011, December 31, 2010 and September 30, 2010.

Gains and losses recognized in income on non-designated hedging instruments for the quarters ended September 30, 2011 and 2010 are as follows:

		Amount of Gain / (Loss) Recognized in Income on
Derivatives not designated as hedging instruments	Location of Gain / (Loss) Recognized in Income on Derivative	Derivative
		Quarter ended,	Quarter ended,
		September 30, 2011	September 30, 2010
Mortgage loan commitments	Other income	$3,986	$2,144
Forward sales contracts	Other income	(1,596)	967
Foreign exchange contracts	Other income	6	—
Other	Other expenses	—	(677)

Total		$2,396	$2,434

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk”— the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $113.8 million, $85.2 million and $111.4 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

10.	Benefit Plans

The Corporation sponsors several qualified and nonqualified pension and other postretirement plans for certain of its employees. The net periodic pension cost is based on estimated values provided by an outside actuary. The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Pension Cost
Service Cost	$1,531	$1,480	$4,593	$4,439
Interest Cost	2,860	2,800	8,580	8,400
Expected return on assets	(3,328)	(3,015)	(9,984)	(9,044)
Amortization of unrecognized prior service costs	98	98	294	295
Cumulative net loss	1,780	1,427	5,340	4,281

Net periodic pension cost	$2,941	$2,790	$8,823	$8,371

	2,790	2,790	2,790	2,790
	Postretirement Benefits
	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Components of Net Periodic Postretirement Cost
Service Cost	$14	$15	$42	$45
Interest Cost	221	240	663	719
Amortization of unrecognized prior service costs	—	—	—	—
Cumulative net loss	28	4	84	12

Net periodic postretirement cost	$263	$259	$789	$776

Management contributed $10.0 million to the qualified pension plan in the quarter ended September 30, 2011.

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

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,715	$3,103,290	$91,041	$3,198,046
Residential loans held for sale	—	39,340	—	39,340
Derivative assets	—	65,318	—	65,318

Total assets at fair value on a recurring basis	$3,715	$3,207,948	$91,041	$3,302,704

Derivative liabilities	$—	$89,657	$—	$89,657
True-up liability	—	—	11,913	11,913

Total liabilities at fair value on a recurring basis	$—	$89,657	$11,913	$101,570

Note: There were no transfers between Levels 1 and 2 of the fair value hierarchy during the quarter ended September 30, 2011.

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

	Level 2		Level 3
	# Issues	Independent Pricing Service	# Issues	Independent Broker Quotes
U.S. government agency debentures	13	$203,718	—	$—
U.S States and political subdivisions	478	314,441	—	—
Residential mortgage-backed securities:
U.S. government agencies	196	1,481,222	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	108	1,103,906	—	—
Non-agency	1	3	4	44,854
Corporate debt securities	—	—	8	46,187

	796	$3,103,290	12	$91,041

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

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses due to counterparty’s inability to pay any uncollateralized position have been incurred. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the quarter ended September 30, 2011.

True-up liability. In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet thresholds as stated in the purchase agreements. The determination of the true-up liability is specified in the purchase agreements and is payable to the FDIC on April 14, 2020 for the George Washington acquisition and on July 15, 2020 for the Midwest acquisition. The value of the true-up liability is discounted to reflect the uncertainty in the timing and payment of the true-up liability by the Bank. As of September 30, 2011, the estimated fair value of the George Washington true-up liability was $4.6 million and the Midwest true-up liability was $7.3 million.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized follows:

	Fair Value June 30, 2011	Total unrealized gains/losses (a)	Total changes in fair values included in current period earnings	Purchases	Sales	Settlements	Transfers	Fair value quarter ended September 30, 2011
Available-for-sale securities	$144,570	$(4,549)	$—	$—	$(44,924)	(4,056)	$—	$91,041
True-up liability	$12,196	$—	$(283)	$—	$—		$—	$11,913

(a)	Reported in other comprehensive income (loss)

	Fair Value January 1, 2011	Total unrealized gains/(losses) (a)	Total changes in fair values included in current period earnings	Purchases	Sales	Settlements	Transfers	Fair value quarter ended September 30, 2011
Available-for-sale securities	$60,344	$(4,199)	$—	$83,876	$(44,924)	(4,056)	$—	$91,041
True-up liability	$12,061	$—	$(148)	$—	$—		$—	$11,913

(a)	Reported in other comprehensive income (loss)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value.

	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$16,866	$16,866
Impaired and nonaccrual loans	—	—	103,398	103,398
Other property (1)	—	—	26,829	26,829
Other real estate covered by loss share	—	—	69,376	69,376

Total assets at fair value on a nonrecurring basis	$—	$—	$216,469	$216,469

(1)	Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period.

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

Impaired and nonaccrual loans. Fair value adjustments for these items typically occur when there is evidence of impairment. Loans are designated as impaired when, in the judgment of Management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. The Corporation generally measures fair value based on the value of the collateral securing the loans. Collateral may be in the form of real estate or personal property including equipment and inventory. The vast majority of the collateral is real estate. The value of the collateral is determined based on internal estimates as well as third party appraisals or price opinions. These measurements were classified as Level 3.

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

Financial Instruments Recorded at Fair Value

The Corporation has elected to fair value newly originated conforming fixed rate and adjustable-rate first mortgage loans held for sale. The election of the fair value option aligns the accounting for these loans with the related hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP. The following table reflects the differences, as of September 30, 2011, between the fair value carrying amount of residential mortgages held for sale and the aggregate unpaid principal amount the Corporation is contractually entitled to receive at maturity. None of these loans were 90 days or more past due, nor were any on nonaccrual status.

	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale reported at fair value	$39,340	$37,786	$1,554

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method.

Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value for residential mortgage loans held for sale measured at fair value included in earnings was $1.0 million and $0.3 million for the quarters ending September 30, 2011 and 2010, respectively, and $1.2 million and $.86 million for the nine months ended September 30, 2011 and 2010, respectively.

Disclosures about Fair Value of Financial Instruments

The carrying amount and fair value of the Corporation’s financial instruments are shown below.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$318,945	$318,945	$523,113	$523,113
Investment securities	3,364,634	3,451,053	3,154,333	3,207,754
Loan held for sale	39,340	39,340	41,340	41,340
Net noncovered loans	7,522,385	7,148,775	7,087,398	6,716,214
Net covered loans and loss share receivable	1,612,615	1,612,615	1,963,021	1,963,021
Accrued interest receivable	41,199	41,199	41,830	41,830
Mortgage servicing rights	16,792	16,866	21,317	21,579
Derivative assets	65,318	65,318	47,764	47,764
Financial liabilities:
Deposits	$11,396,121	$11,412,576	$11,268,006	$11,275,440
Federal funds purchased and securities sold under agreements to repurchase	987,030	991,304	777,585	782,668
Wholesale borrowings	248,006	256,069	326,007	329,465
Accrued interest payable	4,627	4,627	6,560	6,560
Derivative liabilities	89,657	89,657	72,824	72,824
True up liability	11,913	11,913	12,061	12,061

The following methods and assumptions were used to estimate the fair values of each class of financial instrument presented:

Cash and due from banks – For these short-term instruments, the carrying amount is considered a reasonable estimate of fair value.

Investment securities – See Financial Instruments Measured at Fair Value above.

Loans held for sale – The majority of loans held for sale are residential mortgage loans which are recorded at fair value. All other loans held for sale are recorded at the lower of cost or market, less costs to sell. See Financial Instruments Measured at Fair Value above.

Net noncovered loans – The loan portfolio was segmented based on loan type and repricing characteristics. Carrying values are used to estimate fair values of variable rate loans. A discounted cash flow method was used to estimate the fair value of fixed-rate loans. Discounting was based on the contractual cash flows, and discount rates are based on the year-end yield curve plus a spread that reflects current pricing on loans with similar characteristics. If applicable, prepayment assumptions are factored into the fair value determination based on historical experience and current economic conditions.

Net covered loans and loss share receivable – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Loss share receivable – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should the Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the Loss Share Agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt from the FDIC.

Accrued interest receivable – The carrying amount is considered a reasonable estimate of fair value.

Mortgage servicing rights – See Financial Instruments Measured at Fair Value above.

Deposits – The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market accounts and other savings accounts, are established at carrying value because of the customers’ ability to withdraw funds immediately. A discounted cash flow method is used to estimate the fair value of fixed rate time deposits. Discounting was based on the contractual cash flows and the current rates at which similar deposits with similar remaining maturities would be issued.

Federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings – The carrying amount of variable rate borrowings including federal funds purchased is considered to be their fair value. Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation’s long-term debt. Discounting was based on the contractual cash flows and the current rate at which debt with similar terms could be issued.

Accrued interest payable – The carrying amount is considered a reasonable estimate of fair value.

Derivative assets and liabilities – See Financial Instruments Measured at Fair Value above.

True-up liability – See Financial Instruments Measured at Fair Value above.

12.	Mortgage Servicing Rights and Mortgage Servicing Activity

In the nine months ended September 30, 2011 and 2010, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $324.8 million and $348.8 million, respectively, and recognized pre-tax gains of $5.2 million and $4.9 million, respectively, which are included as a component of loan sales and servicing income. The Corporation retained the related mortgage servicing rights on $283.2 million and $291.8 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.2 billion of residential mortgage loans at September 30, 2011 and $2.1 billion at December 31, 2010 and September 30, 2010. For the nine months ended September 30, 2011 and 2010, loan servicing fees, not including valuation changes included in loan sales and servicing income, were $4.0 million and $3.8 million, respectively.

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

Changes in the carrying amount of mortgage servicing rights are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$20,744	$19,327	$21,317	$20,784
Addition of mortgage servicing rights	798	1,497	2,659	2,890
Amortization	(1,111)	(1,144)	(3,195)	(2,903)
Changes in allowance for impairment	(3,639)	(1,009)	(3,989)	(2,100)

Balance at end of period	$16,792	$18,671	$16,792	$18,671

Fair value at end of period	$16,866	$18,676	$16,866	$18,676

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. The valuation allowance was $4.0 million as of September 30, 2011 and $2.1 million as of September 30, 2010. No valuation allowance was required as of December 31, 2010. No permanent impairment losses were written off against the allowance during the quarters ended September 30, 2011 and September 30, 2010.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at September 30, 2011 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	16.8%
Decrease in fair value from 10% adverse change	$901
Decrease in fair value from 25% adverse change	2,133
Discount rate assumption	9.7%
Decrease in fair value from 100 basis point adverse change	$468
Decrease in fair value from 200 basis point adverse change	907
Expected weighted-average life (in months)	71.1

13.	Contingencies and Guarantees

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

Schneider Litigation

Commencing in May 2006, two lawsuits were filed in the Cuyahoga County Court of Common Pleas against the Bank. One complaint was filed by the receiver for the Bank customers Alan and Joanne Schneider, and the other complaint was filed by alleged defrauded investors of the Schneiders seeking to represent a class of persons who invested in promissory notes offered by the Schneiders. The allegations against the Bank arose out of Alan Schneider’s business checking account at the Bank into which investors’ checks were deposited and from which certain investors received payments. The complaints sought, among other things, actual damages, treble damages, punitive damages, interest, rescission and attorney fees. On January 14, 2011, a third-party complaint was filed by the Bank against its insurers in the receiver’s lawsuit. By opinion dated February 10, 2011 the Cuyahoga County Court of Appeals reversed the trial court’s decision certifying an investor class in the case brought by the alleged defrauded investors.

On July 20, 2011 the Bank entered into a settlement agreement in the lawsuit with the receiver for Alan and Joanne Schneider that provides if certain conditions are satisfied the Bank’s insurer will make a settlement payment of approximately $9.9 million and the Bank will make a settlement payment of approximately $0.6 million. These payments will be used to pay the receiver’s legal fees and expenses and the balance distributed to the allegedly defrauded investors by the receiver in accordance with the settlement agreement. The Court conducted a hearing and approved the proposed settlement on August 15, 2011. All conditions have been met and the Bank’s insurer and the Bank have made the settlement payments. All of the named plaintiffs in the second lawsuit participated in the settlement with the receiver.

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

Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance. Additional information is provided in Note 9 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at September 30, 2011 was $6.4 million. Additional information pertaining to this allowance is included under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of September 30, 2011. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

September 30, 2011
Loan Commitments
Commercial	$2,483,210
Consumer	1,602,231

Total loan commitments	$4,085,441

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of September 30, 2011.

September 30, 2011
Financial guarantees
Standby letters of credit	$130,186
Loans sold with recourse	40,763

Total financial guarantees	$170,949

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit risk to the Corporation as a loan. Except for short-term guarantees of $92.7 million at September 30, 2011, the remaining guarantees extend in varying amounts through 2017.

In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $2.0 million as of September 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)

Fully Tax-equivalent Interest Rates and Interest Differential

	Three months ended			Year ended			Three months ended
	September 30, 2011			December 31, 2010			September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$517,150			$728,723			$821,713
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,974,656	19,864	2.65%	2,554,538	87,019	3.41%	2,609,406	21,364	3.25%
Obligations of states and political subdivisions (tax exempt)	385,055	5,022	5.17%	348,832	20,505	5.88%	346,380	4,848	5.55%
Other securities and federal funds sold	316,383	2,084	2.61%	300,700	8,508	2.83%	315,225	2,197	2.77%

Total investment securities and federal funds sold	3,676,094	26,970	2.91%	3,204,070	116,032	3.62%	3,271,011	28,409	3.45%
Loans held for sale	24,524	284	4.59%	23,612	1,162	4.92%	21,659	269	4.93%
Noncovered loans, covered loans and loss share receivable	9,177,487	108,444	4.69%	8,529,303	433,308	5.08%	9,286,816	118,680	5.07%

Total earning assets	12,878,105	135,698	4.18%	11,756,985	550,502	4.68%	12,579,486	147,358	4.65%
Total allowance for loan losses	(138,441)			(116,118)			(113,062)
Other assets	1,353,814			1,154,761			1,298,989

Total assets	$14,610,628			$13,524,351			$14,587,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$2,988,521	—	—	$2,550,849	—	—	$2,730,483	—	—
Demand - interest bearing	913,252	218	0.09%	794,497	751	0.09%	858,168	223	0.10%
Savings and money market accounts	5,446,351	6,929	0.50%	4,303,815	31,912	0.74%	4,502,779	8,212	0.72%
Certificates and other time deposits	2,099,558	4,370	0.83%	2,801,270	32,713	1.17%	3,334,311	9,702	1.15%

Total deposits	11,447,682	11,517	0.40%	10,450,431	65,376	0.63%	11,425,741	18,137	0.63%
Securities sold under agreements to repurchase	969,020	977	0.40%	907,015	4,477	0.49%	928,607	984	0.42%
Wholesale borrowings	320,691	1,669	2.06%	510,799	13,998	2.74%	443,890	2,725	2.44%

Total interest bearing liabilities	9,748,872	14,163	0.58%	9,317,396	83,851	0.90%	10,067,755	21,846	0.86%
Other liabilities	302,824			340,485			275,361
Shareholders’ equity	1,570,411			1,315,621			1,513,527

Total liabilities and shareholders’ equity	$14,610,628			$13,524,351			$14,587,126

Net yield on earning assets	$12,878,105	121,535	3.74%	$11,756,985	466,651	3.97%	$12,579,486	125,512	3.96%

Interest rate spread			3.60%			3.78%			3.79%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)

Fully-tax Equivalent Interest Rates and Interest Differential

	Nine months ended September 30, 2011			Year ended December 31, 2010			Nine months ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Cash and due from banks	$541,992			$728,723			$701,392
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,906,269	59,174	2.72%	2,554,538	87,019	3.41%	2,545,998	67,682	3.55%
Obligations of states and political subdivisions tax exempt)	370,553	14,956	5.40%	348,832	20,505	5.88%	347,653	14,800	5.69%
Other securities and federal funds sold	296,976	6,436	2.90%	300,700	8,508	2.83%	298,975	6,350	2.84%

Total investment securities and federal funds sold	3,573,798	80,566	3.01%	3,204,070	116,032	3.62%	3,192,626	88,832	3.72%
Loans held for sale	21,877	779	4.76%	23,612	1,162	4.92%	18,368	692	5.04%
Noncovered loans, covered loans and loss share receivable	9,126,596	330,965	4.85%	8,529,303	433,308	5.08%	8,317,510	312,506	5.02%

Total earning assets	12,722,271	412,310	4.33%	11,756,985	550,502	4.68%	11,528,503	402,030	4.66%
Allowance for loan losses noncovered	(138,758)			(116,118)			(114,823)
Other assets	1,326,045			1,154,761			1,084,214

Total assets	$14,451,550			$13,524,351			$13,199,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand - non-interest bearing	$2,954,172	—	—	$2,550,849	—	—	$2,459,598	—	—
Demand - interest bearing	859,903	579	0.09%	794,497	751	0.09%	773,110	553	0.10%
Savings and money market accounts	5,236,540	22,172	0.57%	4,303,815	31,912	0.74%	4,168,311	23,768	0.76%
Certificates and other time deposits	2,360,522	16,803	0.95%	2,801,270	32,713	1.17%	2,733,311	25,504	1.25%

Total deposits	11,411,137	39,554	0.46%	10,450,431	65,376	0.63%	10,134,330	49,825	0.66%
Securities sold under agreements to repurchase	900,920	2,832	0.42%	907,015	4,477	0.49%	907,977	3,517	0.52%
Wholesale borrowings	323,678	4,963	2.05%	510,799	13,998	2.74%	558,787	12,009	2.87%

Total interest bearing liabilities	9,681,563	47,349	0.65%	9,317,396	83,851	0.90%	9,141,496	65,351	0.96%
Other liabilities	275,452			340,485			352,485
Shareholders’ equity	1,540,363			1,315,621			1,245,707

Total liabilities and shareholders’ equity	$14,451,550			$13,524,351			$13,199,286

Net yield on earning assets	$12,722,271	364,961	3.84%	$11,756,985	466,651	3.97%	$11,528,503	336,679	3.90%

Interest rate spread			3.68%			3.78%			3.70%

Note: Interest income on tax-exempt securities and loans has been adjusted to a fully-taxable equivalent basis.

Nonaccrual loans have been included in the average balances.

HIGHLIGHTS OF THIRD QUARTER 2011 PERFORMANCE

Earnings Summary

FirstMerit reported third quarter 2011 net income of $31.7 million, or $0.29 per diluted share. This compares with $29.8 million, or $0.27 per diluted share, for the second quarter of 2011 and $29.0 million, or $0.27 per diluted share, for the third quarter 2010.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the third quarter 2011 were 8.02% and 0.86%, respectively, compared with 7.78% and 0.82% for the second quarter of 2011 and 7.60% and 0.79% for the third quarter 2010.

Net interest margin was 3.74% for the third quarter of 2011 compared with 3.77% for the second quarter of 2011 and 3.96% for the third quarter of 2010. The decline in net interest margin in both periods was due to continued pressure on earning asset yields which migrated lower in the quarter. Lower yields on new loan originations and reinvestment rates on security cash flows below historical averages are attributable to the current interest rate environment. The Corporation again this quarter lowered average deposit costs compared to the prior and year-ago quarters primarily due to its success in increasing the composition of core deposits, which offset additional pressure to the net interest margin.

Average loans, not including covered loans, during the third quarter of 2011 increased $210.2 million, or 2.89%, compared with the second quarter of 2011 and $394.7 million, or 5.57%, compared with the third quarter of 2010. The average loan growth during the third quarter of 2011 was driven entirely by commercial loans, which increased $ 210.5 million, or 4.51%, compared with the second quarter of 2011 and increased $539.4 million, or 12.44%, compared with the third quarter of 2010. Average covered loan balances including the indemnification asset were $1.7 billion, $1.8 billion, and $2.2 billion at September 30, 2011, June 30, 2011, and September 30, 2010, respectively. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

Average deposits during the third quarter of 2011 decreased $17.1 million, or 0.15%, compared with the second quarter of 2011 and increased $21.9 million, or 0.19%, compared with the third quarter of 2010. During the third quarter of 2011, the Corporation increased its average core deposits, which excludes time deposits, by $246.6 million, or 2.71%, compared with the second quarter of 2011, and $1.3 billion, or 15.53%, compared with the third quarter of 2010. Average time deposits decreased $263.6 million, or 11.16%, from the second quarter of 2011 and decreased $1.2 billion, or 37.03%, from the third quarter of 2010.

Average investments during the third quarter of 2011 increased $53.3 million, or 1.47%, compared with the second quarter of 2011 and increased $405.1 million, or 12.38%, over the third quarter of 2010.

Net interest income on a fully tax-equivalent (“FTE”) basis was $121.5 million in the third quarter 2011 compared with $119.5 million in the second quarter of 2011 and $125.5 million in the third quarter of 2010. Compared with the second quarter of 2011, average earning assets increased $153.8 million, or 1.21%, and increased $298.6 million, or 2.37%, compared to the third quarter of 2010.

Noninterest income, net of securities transactions, for the third quarter of 2011 was $56.4 million, an increase of $5.8 million, or 11.40%, from the second quarter of 2011 and an increase of $1.3 million, or 2.35%, from the third quarter of 2010.

Other income was $60.8 million for the third quarter of 2011, an increase of $9.3 million, or 18.06% from the second quarter of 2011 and an increase of $5.7 million or 10.34% from the third quarter of 2010. Activity in the quarter included net realized gains on the sale of investment securities of $4.4 million, offset by $3.3 million of MSR impairment which is reported as part of loan sales and servicing income. Service charges on deposits increased $2.1 million and ATM and other service fees increased $0.7 million, compared to the second quarter of 2011 due to recent product introductions and pricing. Included in other operating income is an increase of $2.1 million in the fair value of interest rate lock commitments from an increase in the mortgage pipeline and $2.7 million from gains on covered loans paid in full.

Other income, net of securities gains, as a percentage of net revenue for the third quarter of 2011 was 31.69% compared with 29.75% for second quarter of 2011 and 30.50% for the third quarter of 2010. Net revenue is defined as net interest income, on a FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the third quarter of 2011 was $116.0 million, an increase of $5.9 million, or 5.35%, from the second quarter of 2011 and a decrease of $4.7 million, or 3.91%, from the third quarter of 2010. Increases in noninterest expense compared with the second quarter of 2011 included a $4.5 million increase in salaries, wages, pension and employee benefits and a $1.5 million increase in other operating expense related to OREO and loan workout expense.

During the third quarter of 2011, the Corporation reported an efficiency ratio of 64.87%, compared with 64.39% for the second quarter of 2011 and 66.26% for the third quarter of 2010.

Net charge-offs, excluding acquired loans, totaled $14.6 million, or 0.79% of average loans, excluding acquired loans, in the third quarter of 2011 compared with $15.6 million, or 0.89% of average loans, in the second quarter of 2011 and $19.9 million, or 1.17% of average loans, in the third quarter of 2010. Provision for credit losses approximated net charge-offs in the third quarter of 2011 as compared to the prior linked quarter in which provision was less than net charge-offs by $5.5 million and third quarter of 2010 in which provision was less than net charge-offs by $1.8 million.

Nonperforming assets totaled $90.4 million at September 30, 2011, a decrease of $9.5 million compared with June 30, 2011 and a decrease of $24.9 million compared with September 30, 2010. Nonperforming assets at September 30, 2011 represented 1.21% of period-end loans plus other real estate, excluding acquired loans, compared with 1.38% at June 30, 2011 and 1.70% at September 30, 2010.

The allowance for noncovered loan losses, totaled $109.2 million at September 30, 2011 and June 30, 2011 and $116.5 million at September 30, 2010. At September 30, 2011, the allowance for noncovered loan losses was 1.46% of period-end loans compared with 1.51% at June 30, 2011, and 1.72% at September 30, 2010. The allowance for credit losses is the sum of the allowance for noncovered loan losses, and the reserve for unfunded lending commitments. For comparative purposes, the allowance for credit losses was 1.55% of period-end loans, excluding acquired loans, at September 30, 2011, compared with 1.59% at June 30, 2011 and 1.84% at September 30, 2010. The allowance for credit losses to nonperforming loans was 169.42% at September 30, 2011, compared with 158.30% at June 30, 2011 and 118.49% at September 30, 2010.

The Corporation’s total assets inclusive of intangible assets at September 30, 2011 were $14.7 billion, an increase of $340.7 million, or 2.37%, compared with June 30, 2011 and an increase of $334.2 million, or 2.33%, compared with September 30, 2010.

Total deposits were $11.4 billion at September 30, 2011, an increase of $55.2 million, or 0.49%, from June 30, 2011 and an increase of $124.7 million, or 1.11%, from September 30, 2010. Core deposits totaled $9.5 billion at September 30, 2011, an increase of $360.6 million, or 3.97%, from June 30, 2011 and an increase of $1.4 billion, or 17.23%, from September 30, 2010.

Shareholders’ equity was $1.6 billion at September 30, 2011, compared with $1.6 billion at June 30, 2011 and $1.5 billion at September 30, 2010. The Corporation maintained a strong capital position as tangible common equity to assets was 7.75% at September 30, 2011, compared with 7.79% and 7.54% at June 30, 2011 and September 30, 2010, respectively. The common dividend per share paid in the third quarter 2011 was $0.16.

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

Net interest income for the quarter ended September 30, 2011 was $119.4 million compared to $123.5 million for the quarter ended September 30, 2010. Net interest income for the nine months ended September 30, 2011 was $358.7 million compared to $330.7 million for the nine months ended September 30, 2010. For the purpose of this remaining discussion, net interest income is presented on an FTE basis, to make tax-exempt loans and investment securities comparable to other taxable products. That is, interest on tax-exempt investment securities and loans has been restated as if such interest were taxed at the statutory Federal income tax rate of 35%, adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on an FTE basis is a non-GAAP financial measure which Management believes to be the preferred industry measurement of net interest income and enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, Management believes this metric assists investors in understanding management’s view of particular financial measures, as well as aligns presentation of these financial measures with peers in the industry who may also provide a similar presentation. The FTE adjustment was $2.1 million and $2.0 million for the quarters ending September 30, 2011 and 2010, respectively. The FTE adjustment was $6.3 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively.

FTE net interest income for the quarter ended September 30, 2011 was $121.5 million compared to $125.5 million for the three months ended September 30, 2010. FTE net interest income for the nine months ended September 30, 2011 was $365.0 million compared to $336.7 million for the nine months ended September 30, 2010.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

	Quarters ended September 30, 2011 and 2010			Nine months ended September 30, 2011 and 2010
RATE/VOLUME ANALYSIS	Increases (Decreases)			Increases (Decreases)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME - FTE
Investment securities	$3,256	$(4,695)	$(1,439)	$9,531	$(17,797)	$(8,266)
Loans held for sale	34	(19)	15	127	(40)	87
Loans	(1,641)	(8,595)	(10,236)	29,620	(11,161)	18,459

Total interest income - FTE	$1,649	$(13,309)	$(11,660)	$39,278	$(28,998)	$10,280

INTEREST EXPENSE
Demand deposits-interest bearing	$14	$(19)	$(5)	$59	$(33)	$26
Savings and money market accounts	1,506	(2,789)	(1,283)	5,309	(6,905)	(1,596)
Certificates of deposits and other time deposits	(3,015)	(2,317)	(5,332)	(3,178)	(5,523)	(8,701)
Securities sold under agreements to repurchase	42	(49)	(7)	(27)	(658)	(685)
Wholesale borrowings	(682)	(374)	(1,056)	(4,192)	(2,854)	(7,046)

Total interest expense	$(2,135)	$(5,548)	$(7,683)	$(2,029)	$(15,973)	$(18,002)

Net interest income - FTE	$3,784	$(7,761)	$(3,977)	$41,307	$(13,025)	$28,282

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

The decrease in the Corporation’s net interest margin, compared with the third quarter of 2010 is attributable to continued pressure given the low interest rate environment and downward repricing on the asset side of the Corporation’s balance sheet. Lower yields on new loan originations and reinvestment rates on security cash flows below historical averages are attributable to the current interest rate environment. The Corporation again this quarter lowered average deposit costs compared to the prior and year-ago quarters primarily due to its success in increasing the composition of core deposits, which offset additional pressure to the net interest margin.

The following table provides 2011 FTE net interest income and net interest margin totals as well as 2010 comparative amounts:

	Quarters ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net interest income	$119,392	$123,493	$358,659	$330,654
Tax equivalent adjustment	2,145	2,021	6,302	6,025

Net interest income - FTE	$121,537	$125,514	$364,961	$336,679

Average earning assets	$12,878,105	$12,600,422	$12,722,271	$11,528,503

Net interest margin - FTE	3.74%	3.96%	3.84%	3.90%

Average loans outstanding (excluding acquired loans) for the third quarter of the current year and prior year totaled $7.3 billion and $6.8 billion, respectively. The average loan growth during the third quarter of 2011 was driven entirely by commercial loans, which increased $210.5 million, or 4.51%, compared with the second quarter 2011 and increased $539.4 million, or 12.44%, compared with the third quarter of 2010.

Specific changes in average loans outstanding, compared to the third quarter 2010, were as follows: commercial loans were up $539.4 million, or 12.44%; home equity loans were down $21.1 million, or 2.77%; mortgage loans were down $21.9 million, or 5.19%; installment loans, both direct and indirect declined $98.4 million, or 7.22%; leases decreased $1.3 million, or 2.26%; and credit card loans decreased $2.1 million, or 1.41%. Average covered loan balances including the indemnification asset were $1.7 billion, $2.0 billion, and $2.2 billion at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The covered loan portfolio will continue to decline through payoffs, charge offs, termination or expiration of loss share coverage unless the Corporation acquires additional loans subject to loss share agreements in the future. Average outstanding loans, including covered loans and loss share receivable, for the 2011 and 2010 third quarters equaled 71.26% and 73.83% of average earning assets, respectively.

Average deposits were $11.4 billion during the 2011 third quarter, up $21.9 million, or 0.19%, from the same period last year. For the quarter ended September 30, 2011, average core deposits (which are defined as checking accounts, savings accounts and money market savings products) increased $1.3 billion, or 15.53%, and represented 81.66% of total average deposits, compared to 70.82% for the 2010 third quarter. Average certificates of deposit (“CDs”) decreased $1.2 billion, or 37.03%, compared to the prior year. Average wholesale borrowings decreased $123.2 million, and as a percentage of total interest-bearing funds equaled 3.29% for the 2011 third quarter and 4.41% for the same quarter one year ago. Securities sold under agreements to repurchase remained flat, and as a percentage of total interest bearing funds equaled 9.94% for the 2011 third quarter and 9.22% for the 2010 third quarter. Average interest-bearing liabilities funded 75.70% of average earning assets in the current year quarter and 80.03% during the quarter ended September 30, 2010.

Other Income

Excluding investment gains, other income for the quarter ended September 30, 2011 totaled $56.4 million, an increase of $1.3 million from the $55.1 million earned during the same period one year ago. Other income as a percentage of net revenue (FTE net interest income plus other income, less security gains from securities) was 31.69%, compared to 30.50% for the same quarter one year ago.

Other income was $60.8 million for the third quarter of 2011, an increase of $9.3 million, or 18.06% from the second quarter of 2011 and an increase of $5.7 million or 10.34% from the third quarter of 2010. Activity in the quarter included net realized gains on the sale of investment securities of $4.4 million, offset by $3.3 million of MSR impairment which is reported as part of loan sales and servicing income. Service charges on deposits increased $2.1 million and ATM and other service fees increased $0.7 million, compared to the second quarter of 2011 due to recent product introductions and pricing. Included in other operating income is an increase of $2.1 million in the fair value of interest rate lock commitments from an increase in the mortgage pipeline as well as $2.7 million from gains on covered loans paid in full. The gain on covered loan payoffs represents the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Other Expenses

Other (non-interest) expenses totaled $116.0 million for the third quarter 2011 compared to $120.7 million for the same 2010 quarter, a decrease of $4.7 million, or 3.91%. Other (non-interest) expenses totaled $340.5 million for the nine months ended September 30, 2011 compared to $320.4 million for the nine months ended September 30, 2010, an increase of $20.1 million, or 6.26%. For the nine months ended September 30, 2011, compared with the nine months ended September 30, 2010, salaries, wages, pension and employee benefits increased $18.8 million or 11.84% and other operating expenses increased $4.4 million or 8.95% related to OREO and loan workout expense. These increases in expense were in part offset in the same comparable period by decreases in professional service fees of $4.2 million or 19.24% and the reserve for unfunded commitments of $5.0 million or 199.73%.

The efficiency ratio for the third quarter 2011 was 64.87%, compared to 66.26% during the same period in 2010. The efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is during the third quarter 2011, 64.87 cents was spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on a tax-equivalent basis, plus other income less gains from the sales of securities.

Income Taxes

Income tax expense was $ 13.1 million and $ 10.3 million for the quarters ended September 30, 2011 and 2010, respectively. The effective income tax rate for the third quarter 2011 was 29.21%, compared to 26.14% for the same quarter in 2010.

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

The three acquisitions of First Bank, George Washington and Midwest were considered business combinations and accounted for under FASB ASC 805. All acquired assets and liabilities were recorded at their estimated fair value. The one year measurement period for the three acquisitions expired before June 30, 2011. Material adjustments to acquisition date estimated fair values were recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods’ amounts may also be made to conform to the current period’s presentation and would have no effect on previously reported net income amounts.

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

Investment Securities

At September 30, 2011, total investment securities were $3.5 billion compared to $3.2 billion at December 31, 2010 and $3.3 billion at September 30, 2010. Available-for-sale securities were $3.2 billion at September 30, 2011 compared to $3.0 billion at December 31, 2010 and September 30, 2010. The available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations and mortgage-backed securities. The increase in available-for-sale securities as of the third quarter of 2011 compared with the year ended December 31, 2010 is due to the purchase of $939.7 million of securities in the nine months ended September 30, 2011.

In the first half of 2011, the Corporation invested in mortgage-backed securities issued by the National Credit Union Administration and guaranteed by the U.S. Government with a book value at the end of the third quarter totaling $44.7 million. These securities are floating rate tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. This portfolio had a market value of $44.8 million at September 30, 2011.

Held-to-maturity securities totaled $92.2 million at September 30, 2011 compared to $60.0 million at December 31, 2010 and $61.8 million at September 30, 2010 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $160.8 million at September 30, 2011, December 31, 2010 and September 30, 2010 and consisted primarily of FHLB and FRB stock.

Net unrealized gains were $86.4 million, $53.4 million and $86.7 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The improvement in the fair value of the investment securities is driven by government agency securities held in portfolio.

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

Gross unrealized losses of $15.5 million, compared to $21.3 million as of December 31, 2010, and $15.7 million at September 30, 2010 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase markedly resulting in the decline in the fair value of the Corporation’s trust preferred securities. However, prices are recovering from their lows reflecting increased liquidity for these securities as well as an improvement in the credit profile of the issuers as improving.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) to the consolidated financial statements.

Loans

Loans acquired under Loss Share Agreements with the FDIC include the amounts of expected reimbursements from the FDIC under these agreements and are presented as “covered loans” below. Loans not subject to Loss Share Agreements are presented below as “non-covered loans”. Total non-covered loans increased from prior quarter by $429.5 million or 5.96% and increased from September 30, 2010 by $552.5 million or 7.81%. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Total covered loans, including the loss share receivable, decreased from prior quarter by $329.5 million or 16.67% and decreased from September 30, 2010 by $509.6 million or 23.63%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

	As of	As of	As of
	September 30,	December 31,	September 30,
	2011	2010	2010
		(In thousands)
Commercial loans	$5,018,857	$4,527,497	$4,344,784
Mortgage loans	397,309	403,843	414,728
Installment loans	1,271,327	1,308,860	1,349,964
Home equity loans	743,377	749,378	760,816
Credit card loans	142,710	149,506	144,734
Leases	57,992	63,004	64,009

Total non-covered loans	7,631,572	7,202,088	7,079,035
Allowance for noncovered loan losses	(109,187)	(114,690)	(116,528)

Net non-covered loans	7,522,385	7,087,398	6,962,507
Covered loans(*)	1,647,218	1,976,754	2,156,832
Allowance for covered loan losses	(34,603)	(13,733)	(3,437)

Net covered loans	1,612,615	1,963,021	2,153,395

Net loans	$9,135,000	$9,050,419	$9,115,902

*	Includes loss share receivable of $239 million, $289 million and $342 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The Corporation has approximately $5.3 billion of loans secured by real estate. Approximately 92.55% of the property underlying these loans is located within the Corporation’s primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

Allowance for Loan Losses and Reserve for Unfunded Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of this allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Polices) and 4 (Loans and Allowance for Loan Losses) in 2010 Form 10-K provide detailed information regarding the Corporation’s credit policies and practices.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the quarter ended September 30, 2011, the Corporation increased its allowance for covered loan losses to $34.6 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $13.0 million and an increase of $8.2 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans, however, the Corporation records a provision for loan losses only when the required allowance, net of any expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discounts. The Corporation recognized a provision for loan losses on Acquired Non-Impaired Loans of $0.3 million in the quarter ended September 30, 2011.

At September 30, 2011, the allowance for loan losses on noncovered loans was $109.2 million, or 1.46% of loans outstanding, excluding acquired loans, compared to $114.7 million, or 1.65%, at year-end 2010 and $116.5 million, or 1.72%, for the quarter ended September 30, 2010. The allowance equaled 160.00% of nonperforming loans at September 30, 2011, compared to 109.56% at year-end 2010, and 111.00% for September 30, 2010. During 2008, additional reserves were established to address identified risks associated with the slowdown in the housing markets and the decline in residential and commercial real estate values. These reserves totaled $11.9 million, $13.4 million, and $11.0 million at September 30, 2011, December 31, 2010, and September 30, 2010, respectively. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming loans have decreased by $36.8 million over September 30, 2010, and $36.5 million over December 31, 2010 primarily attributable to the improving economic conditions.

Net charge-offs on noncovered loans were $14.6 million for the third quarter ended 2011 compared to $84.2 million for year-end 2010 and $19.9 million in the third quarter ended 2010. As a percentage of average loans outstanding, excluding acquired loans, net charge-offs equalled 0.79%, 1.23%, and 1.17% for September 30, 2011, December 31, 2010, and September 30, 2010, respectively. Losses are charged against the allowance for loan losses as soon as they are identified.

The allowance for unfunded lending commitments at September 30, 2011, December 31, 2010, and September 30, 2010 was $6.4 million, $8.8 million and $7.9 million, respectively. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $115.5 million at third quarter-end 2011, $123.5 million at year-end 2010 and $124.4 million at third quarter-end 2010.

Allowance for Credit Losses

The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

	Quarter ended September 30, 2011	Year Ended December 31, 2010	Quarter ended September 30, 2010
		(In thousands)
Allowance for Noncovered Loan Losses
Allowance for loan losses-beginning of period	$109,187	$115,092	$118,343
Provision for loan losses	14,604	83,783	18,108
Net charge-offs	(14,604)	(84,185)	(19,923)

Allowance for loan losses-end of period	$109,187	$114,690	$116,528

Reserve for Unfunded Lending Commitments
Balance at beginning of period	$5,799	$5,751	$6,812
Provision for credit losses	561	3,098	1,052

Balance at end of period	$6,360	$8,849	$7,864

Allowance for credit losses	$115,547	$123,539	$124,392

Annualized net charge-offs as a % of average loans	0.79%	1.23%	1.17%

Allowance for noncovered loan losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.46%	1.65%	1.72%

As a percentage of nonperforming loans	160.09%	109.56%	111.00%

As a multiple of annualized net charge offs	1.88x	1.36x	1.47x

Allowance for credit losses:
As a percentage of period-end loans, excluding acquired loans (a)	1.55%	1.78%	1.84%

As a percentage of nonperforming loans	169.42%	118.01%	118.49%

As a multiple of annualized net charge offs	1.99x	1.47x	1.57x

(a)	Excludes loss share receivable

The allowance for credit losses decreased $8.0 million from December 31, 2010 to September 30, 2011, and decreased $8.8 million from September 30, 2010 to September 30, 2011.

The following tables show the overall credit quality by specific asset and risk categories.

	At September 30, 2011
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$4,008	$42,782	$—	$—	$—	$—	$—	$46,790
Allowance	194	2,806	—	493	—	—	945	4,438
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	48,173	12,728	—					60,901
Grade 1 allowance	15	—	4					19
Grade 2 loan balance	100,058	4,463	—					104,521
Grade 2 allowance	116	12	—					128
Grade 3 loan balance	487,017	263,823	4,219					755,059
Grade 3 allowance	871	1,155	7					2,033
Grade 4 loan balance	1,926,066	1,656,739	53,771					3,636,576
Grade 4 allowance	20,482	17,728	314					38,524
Grade 5 (Special Mention) loan balance	49,251	78,666	2					127,919
Grade 5 allowance	3,153	3,826	—					6,979
Grade 6 (Substandard) loan balance	43,417	148,888	—					192,305
Grade 6 allowance	5,506	14,589	—					20,095
Grade 7 (Doubtful) loan balance	—	715	—					715
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,249,676	718,494	140,016	375,706	2,483,892
Current loans allowance				15,015	4,542	5,998	4,225	29,780
30 days past due loan balance				9,090	2,474	1,222	9,687	22,473
30 days past due allowance				1,151	548	633	538	2,870
60 days past due loan balance				4,225	731	701	2,412	8,069
60 days past due allowance				1,274	399	546	346	2,565
90+ days past due loan balance				5,052	922	771	7,648	14,393
90+ days past due allowance				883	754	819	737	3,193

Total loans	$2,657,990	$2,208,804	$57,992	$1,268,043	$722,621	$142,710	$395,453	$7,453,613

Total Allowance for Loan Losses	$30,338	$40,116	$325	$18,323	$6,243	$7,996	$5,846	$109,187

Total loans exclude acquired loans, including covered loans.

	At December 31, 2010
	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$5,675	$77,547	$—	$—	$—	$—	$—	$83,222
Allowance	—	5,228	—	—	—	—	—	5,228
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	66,802	16,688	8,069					91,559
Grade 1 allowance	38	—	8					46
Grade 2 loan balance	64,740	11,162	—					75,902
Grade 2 allowance	93	29	—					122
Grade 3 loan balance	260,351	318,260	11,414					590,025
Grade 3 allowance	694	1,214	35					1,943
Grade 4 loan balance	1,471,255	1,598,023	43,210					3,112,488
Grade 4 allowance	18,113	15,875	415					34,403
Grade 5 (Special Mention) loan balance	61,284	95,209	311					156,804
Grade 5 allowance	2,814	3,749	17					6,580
Grade 6 (Substandard) loan balance	55,720	187,590	—					243,310
Grade 6 allowance	8,012	13,111	—					21,123
Grade 7 (Doubtful) loan balance	2	—	—					2
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,279,307	722,351	145,624	375,022	2,522,304
Current loans allowance				16,597	5,472	8,148	3,621	33,838
30 days past due loan balance				14,486	2,500	1,570	10,574	29,130
30 days past due allowance				1,954	668	871	408	3,901
60 days past due loan balance				4,491	755	975	1,665	7,886
60 days past due allowance				1,643	441	759	194	3,037
90+ days past due loan balance				7,059	744	1,337	14,815	23,955
90+ days past due allowance				1,361	636	1,329	1,143	4,469

Total loans	$1,985,829	$2,304,479	$63,004	$1,305,343	$726,350	$149,506	$402,076	$6,936,587

Total Allowance for Loan Losses	$29,764	$39,206	$475	$21,555	$7,217	$11,107	$5,366	$114,690

Total loans exclude acquired loans, including covered loans.

At September 30, 2010

	Loan Type
Allowance for Loan Losses Components:	C&I	CRE and Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$7,752	$71,851	$—	$—	$—	$—	$—	$79,603
Allowance	1,080	7,494	—	—	—	—	—	8,574
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	54,039	1,635	7,967					63,641
Grade 1 allowance	37	—	7					44
Grade 2 loan balance	69,994	14,278	—					84,272
Grade 2 allowance	106	29	—					135
Grade 3 loan balance	266,523	393,783	12,927					673,233
Grade 3 allowance	625	1,039	39					1,703
Grade 4 loan balance	1,181,783	1,689,822	42,671					2,914,276
Grade 4 allowance	10,356	14,418	413					25,187
Grade 5 (Special Mention) loan balance	60,323	75,672	444					136,439
Grade 5 allowance	2,617	3,347	23					5,987
Grade 6 (Substandard) loan balance	61,427	120,628	—					182,055
Grade 6 allowance	7,040	13,900	—					20,940
Grade 7 (Doubtful) loan balance	163	55	—					218
Grade 7 allowance	12	3	—					15
Consumer loans based on payment status:
Current loan balances				1,328,720	734,734	140,742	379,593	2,583,789
Current loans allowance				19,916	5,990	9,614	4,296	39,816
30 days past due loan balance				10,152	3,280	1,444	10,819	25,695
30 days past due allowance				1,702	972	945	508	4,127
60 days past due loan balance				3,770	1,033	1,082	4,532	10,417
60 days past due allowance				1,759	665	1,000	666	4,090
90+ days past due loan balance				2,373	840	1,466	17,781	22,460
90+ days past due allowance				1,880	837	1,720	1,473	5,910

Total loans	$1,702,004	$2,367,724	$64,009	$1,345,015	$739,887	$144,734	$412,725	$6,776,098

Total Allowance for Loan Losses	$21,873	$40,230	$482	$25,257	$8,464	$13,279	$6,943	$116,528

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

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonperforming commercial loans	$59,928	$89,828	$91,646
Other nonaccrual loans:	8,275	14,859	13,331

Total nonperforming loans	68,203	104,687	104,977
Other real estate (“ORE”)	22,172	18,815	10,290

Total nonperforming assets	$90,375	$123,502	$115,267

Loans past due 90 day or more accruing interest	$6,268	$22,017	$36,895

Total nonperforming assets as a percentage of total loans and ORE	1.21%	1.78%	1.70%

Commercial nonperforming loans decreased $29.9 million from December 31, 2010 and $31.7 million from September 30, 2010 reflecting movement of assets for disposition into other real estate along with loan payments. New nonperforming commercial loans have continued to decline from December 31, 2010 through September 30, 2011. Total other real estate increased $3.4 million from December 31, 2010 and increased $11.9 million from September 30, 2010, reflecting economic stress. While Management expects ORE balances to remain elevated reflecting post economic stress, Management expects that inflows will slow over the course of 2011.

The consumer portfolio is stable and improving. 30 day delinquency levels within the portfolio have decreased by $19.2 million or 30.48% compared to the quarter ending December 31, 2010 and decreased $17.2 million or 28.26% compared to the quarter ended September 30, 2010. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Additionally the overall consumer portfolio has decreased by $69.3 million or 2.65% compared to the quarter ending December 31, 2010 and decreased $167.2 million or 6.17% compared to the quarter ended September 30, 2010. Average FICO scores on the consumer portfolio subcomponents are excellent with average scores on installment loans at 716, home equity lines at 775, residential mortgages at 746 and credit cards at 765. Net charge offs within the consumer portfolio were $7.8 million, down $1.9 million from the quarter ended June 30, 2011, and down $5.2 million from the quarter ended September 30, 2010. Annualized net charge offs on the total consumer portfolio were 1.16% in the quarter ended September 30, 2011 compared to 1.82% in the quarter ended September 30, 2010.

In September 30, 2011 and December 31, 2010 nonperforming assets, other real estate includes $0.6 million and $0.8 million, respectively, of vacant land no longer considered for branch expansion which are not related to loan portfolios.

Commercial criticized loans decreased $48.6 million from December 31, 2010, and $46.2 million from September 30, 2010.

See Note 1 (Summary of Significant Accounting Policies) of the 2010 Form 10-K for a summary of the Corporation’s nonaccrual and charge-off policies.

The following table is a nonaccrual commercial loan flow analysis:

	Quarters Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Nonaccrual commercial loans beginning of period	$63,688	$71,246	$89,828	$91,646	$84,535
Credit Actions:
New	9,232	5,219	7,876	20,385	19,625
Loan and lease losses	(5,047)	(4,469)	(4,717)	(5,750)	(6,381)
Charged down	(3,987)	(3,877)	(3,207)	(7,679)	(4,139)
Return to accruing status	(38)	(334)	(524)	(1,829)	(200)
Payments	(3,920)	(4,097)	(18,009)	(6,945)	(1,795)

Nonaccrual commercial loans end of period	$59,928	$63,688	$71,246	$89,828	$91,646

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

Our TDR portfolio, excluding Covered Loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit which total, in aggregate, $57.8 million or 44.47% of our total TDR portfolio as of September 30, 2011. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC’s Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury’s Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

The following ratios and table provide additional information about the change in the mix of customer deposits.

	Quarter Ended September 30, 2011		Year Ended December 31, 2010		Quarter Ended September 30, 2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest DDA	$2,988,521	—	$2,550,849	—	$2,730,483	—
Interest-bearing DDA	913,252	0.09%	794,497	0.09%	858,168	0.10%
Savings and money market accounts	5,446,351	0.50%	4,303,815	0.74%	4,502,779	0.72%
CDs and other time deposits	2,099,558	0.83%	2,801,270	1.17%	3,334,311	1.15%

Total customer deposits	11,447,682	0.40%	10,450,431	0.63%	11,425,741	0.63%
Securities sold under agreements to repurchase	969,020	0.40%	907,015	0.49%	928,607	0.42%
Wholesale borrowings	320,691	2.06%	510,799	2.74%	443,890	2.44%

Total funds	$12,737,393		$11,868,245		$12,798,238

Average demand deposits comprised 34.08% of average deposits in the 2011 third quarter compared to 31.41% in the 2010 third quarter. Savings accounts, including money market products, made up 47.58% of average deposits in the 2011 third quarter compared to 39.41% in the 2010 third quarter. CDs made up 18.34% of average deposits in the third quarter 2011 and 29.18% in the third quarter 2010.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 60 basis points compared to one year ago, or 0.11% for the quarter ended September 30, 2011.

The following table summarizes CDs of $100 thousand or more (“Jumbo CDs”) as of September 30, 2011, by time remaining until maturity:

Time until maturity:	Amount
(In thousands)
Under 3 months	$189,335
3 to 6 months	91,328
6 to 12 months	191,683
Over 1 year through 3 years	152,859
Over 3 years	34,188

$659,393

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholder’s Equity

Shareholders’ equity at September 30, 2011 totaled $1.6 billion compared to $1.5 billion at December 31, 2010 and September 30, 2010. The cash dividend of $0.16 per share paid in the third quarter has an indicated annual rate of $0.64 per share.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position as tangible common equity to assets was 7.75% at September 30, 2011, compared to 7.59% at December 31, 2010, and 7.54% at September 30, 2010.

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

As of September 30, 2011, the Corporation, on a consolidated basis, as well as FirstMerit Bank, exceeded the minimum capital levels of the well capitalized category.

	September 30, 2011		December 31, 2010		September 30, 2010
	(Dollars in thousands)
Consolidated
Total equity	$1,570,654	10.69%	$1,507,715	10.67%	$1,517,892	10.57%
Common equity	1,570,654	10.69%	1,507,715	10.67%	1,517,892	10.57%
Tangible common equity (a)	1,101,828	7.75%	1,037,260	7.59%	1,046,432	7.54%
Tier 1 capital (b)	1,104,869	11.02%	1,061,466	11.57%	1,049,484	11.46%
Total risk-based capital (c)	1,230,519	12.27%	1,176,429	12.82%	1,164,078	12.72%
Leverage (d)	1,104,869	7.86%	1,061,466	7.61%	1,049,484	7.48%
Bank Only
Total equity	$1,487,926	10.14%	$1,421,123	10.07%	$1,432,073	9.99%
Common equity	1,487,926	10.14%	1,421,123	10.07%	1,432,073	9.99%
Tangible common equity (a)	1,019,100	7.18%	950,668	6.97%	960,613	6.93%
Tier 1 capital (b)	1,017,738	10.17%	970,566	10.58%	959,516	10.50%
Total risk-based capital (c)	1,138,725	11.38%	1,081,203	11.79%	1,069,715	11.71%
Leverage (d)	1,017,738	7.26%	970,566	6.90%	959,516	6.78%

a)	Common equity less all intangibles; computed as a ratio to total assets less intangible assets.
b)	Shareholders’ equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.
c)	Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.
d)	Tier 1 capital computed as a ratio to the latest quarter’s average assets less goodwill.

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

Net interest income simulation analysis. Earnings simulation involves forecasting net interest earnings under a variety of scenarios including changes in the level of interest rates, the shape of the yield curve, and spreads between market interest rates. The sensitivity of net interest income to changes in interest rates is measured using numerous interest rate scenarios including shocks, gradual ramps, curve flattening, curve steepening as well as forecasts of likely interest rates scenarios. Presented below is the Corporation’s interest rate risk profile as of September 30, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2011	(3.06%)	2.79%	3.92%	4.81%
September 30, 2010	*	1.87%	3.46%	4.54%

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.

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

Economic value of equity modeling. The Corporation also has longer-term interest rate risk exposure, which may not be appropriately measured by earnings sensitivity analysis. ALCO uses economic value of equity (“EVE”) sensitivity analysis to study the impact of long-term cash flows on earnings and capital. EVE involves discounting present values of all cash flows of on balance sheet and off balance sheet items under different interest rate scenarios. The discounted present value of all cash flows represents the Corporation’s economic value of equity. The analysis requires modifying the expected cash flows in each interest rate scenario, which will impact the discounted present value. The amount of base-case measurement and its sensitivity to shifts in the yield curve allow management to measure longer-term repricing and option risk in the balance sheet. Presented below is the Corporation’s EVE profile as of September 30, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	- 100 basis points	+ 100 basis points	+ 200 basis points	+ 300 basis points
September 30, 2011	0.18%	4.77%	7.01%	7.89%
September 30, 2010	*	4.18%	5.87%	5.57%

*	Modeling for the decrease in 100 basis points scenario was suspended due to the current rate environment.

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

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 82.95% of total deposits at September 30, 2011. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further enhanced by an excess reserve position that averaged greater than one half billion dollars through the third quarter of 2011 in addition to unencumbered, or unpledged, investment securities that totaled $1.1 billion as of September 30, 2011.

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

Funding Trends for the Quarter - During the three months ended September 30, 2011, lower cost core deposits an increase by $360.6 billion from the previous quarter. In aggregate, deposits increased $55.2 billion. Securities sold under agreements to repurchase increased $177.5 million from June 30, 2011. Wholesale borrowings decreased $77.1 million from June 30, 2011. The Corporation’s loan to deposit ratio increased to 81.42% at September 30, 2011 from 80.80% at June 30, 2011.

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the bank subsidiary. The parent company has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; and pay dividends to shareholders.

During the quarter ended September 30, 2011, FirstMerit Bank did pay dividends to FirstMerit Corporation. As of September 30, 2011, FirstMerit Bank had an additional $183.6 million available to pay dividends without regulatory approval.

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

In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the Office of the Comptroller of the Currency (“OCC”) under the National Bank Act will diminish with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect, the Corporation will be subject to regulation by a new consumer protection bureau known as the Bureau of Consumer Financial Protection (the “Bureau”) under the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation.

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

The extent to which the Dodd-Frank Act and initiatives thereunder will succeed in addressing the credit markets or otherwise result in an improvement in the national economy is not yet known. In addition, because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Corporation. It is likely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.

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

Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, operational, economic and competitive uncertainties and contingencies, many of which are beyond a company’s control, and many of which, with respect to future business decisions and actions (including acquisitions and divestitures), are subject to change. Examples of uncertainties and contingencies include, among other important factors, general and local economic and business conditions; recession or other economic downturns, expectations of and actual timing and amount of interest rate movements, including the slope of the yield curve (which can have a significant impact on a financial services institution); market and monetary fluctuations; inflation or deflation; customer and investor responses to these conditions; the financial condition of borrowers and other counterparties; competition within and outside the financial services industry; geopolitical developments including possible terrorist activity; recent and future legislative and regulatory developments; natural disasters; effectiveness of the Corporation’s hedging practices; technology; demand for the Corporation’s product offerings; new products and services in the industries in which the Corporation operates; and critical accounting estimates. Other factors are those inherent in originating, selling and servicing loans including prepayment risks, pricing concessions, fluctuation in U.S. housing prices, fluctuation of collateral values, and changes in customer profiles. Additionally, the actions of the SEC, the FASB, the OCC, the Federal Reserve System, Financial Industry Regulatory Authority (FINRA), and other regulators; regulatory and judicial proceedings and changes in laws and regulations applicable to the Corporation including the costs of complying with any such laws and regulations; and the Corporation’s success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ.

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

During the quarter covered by this report, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

For additional information on litigation, see Note 13 (Contingencies and Guarantees) to the consolidated financial statements.

final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in the 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information with respect to purchases the Corporation made of shares of its common stock during the third quarter of the 2011 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
Balance as of June 30, 2011				396,272
July 1, 2011 - July 31, 2011	2,187	$19.48	—	396,272
August 1, 2011 - August 31, 2011	2,612	20.64	—	396,272
September 1, 2011 - September 30, 2011	4,957	24.06	—	396,272

Balance as of September 30, 2011	9,756	$22.12	—	396,272

(1)	Reflects 9,756 shares of common stock purchased as a result of either: (1) delivered by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted shares of common stock; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the third quarter of 2011.
(2)	On January 19, 2006, the Board of Directors authorized the repurchase of up to 3 million shares of common stock (the “New Repurchase Plan”). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

(3)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Index

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-10161) filed by FirstMerit Corporation on May 10, 2010).

3.2	Second Amended and Restated Code of Regulations of FirstMerit Corporation, as amended (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 000-10161) filed by FirstMerit Corporation on May 10, 2010).

31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chief Executive Officer of FirstMerit Corporation.

32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit Corporation.

101*	The following materials from FirstMerit Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTMERIT CORPORATION

By:	/s/ TERRENCE E. BICHSEL
Terrence E. Bichsel, Executive Vice President and Chief Financial Officer (duly authorized officer of registrant and principal financial officer)

November 1, 2011