Form 10-K
period 2011-12-31
FIRSTMERIT CORP /OH/
filed 2012-02-24
CIK 354869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR
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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011 the aggregate market value of the registrant’s common stock (the only common equity of the registrant) held by non-affiliates of the registrant was $1,759,873,138 based on the closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 17, 2012
Common Stock, no par value	109,215,443 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2012	Part III
(Proxy Statement)

PART I
ITEM 1. BUSINESS.
ITEM 1A. RISK FACTORS.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. MINE SAFETY DISCLOSURES.
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.
SIGNATURES
EX-10.22
EX-10.23
EX-10.50
EX-10.51
EX-10.52
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS.

OVERVIEW

FirstMerit Corporation ("FirstMerit," the "Corporation," “we,” “our,” “ours,” and “us”), is a $14.4 billion bank holding company organized in 1981 under the laws of the State of Ohio and registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). FirstMerit's principal business consists of owning and supervising its affiliates. The principal executive offices of FirstMerit are located at III Cascade Plaza, Akron, Ohio 44308, and its telephone number is (330) 996-6300.

At December 31, 2011, FirstMerit Bank, N.A. (“FirstMerit Bank”), the Corporation's principal subsidiary, operated a network of 206 banking offices and 214 automated teller machines. Its offices span a total of 24 counties in Ohio (including Ashland, Ashtabula, Crawford, Cuyahoga, Delaware, Erie, Fairfield, Franklin, Geauga, Holmes, Huron, Knox, Lake, Lorain, Lucas, Madison, Medina, Portage, Richland, Seneca, Stark, Summit, Wayne and Wood ), 6 counties in Illinois (including Cook, DuPage, Kane, Lake, McHenry, and Will), and Lawrence County in Pennsylvania. In its principal market in Northeastern Ohio, FirstMerit serves nearly 455,000 retail households and commercial businesses in the 15th largest consolidated metropolitan statistical area in the United States by population (which combines the primary metropolitan statistical areas for Cleveland-Elyria-Mentor, Akron, and Ashtabula Ohio). After integration of three acquisitions in 2010, FirstMerit now operates 46 branches in the Chicago, Illinois area, which is the third largest metropolitan statistical area in the United States by population (the Chicago-Naperville-Joliet, IL-IN-WI area) with a population of over 9.8 million where we serve approximately 55,000 retail households and commercial businesses. FirstMerit and its direct and indirect subsidiaries had 3,177 employees at December 31, 2011.

OPERATIONS AND SUBSIDIARIES

FirstMerit operates primarily through FirstMerit Bank and its other subsidiaries, providing a wide range of banking, fiduciary, financial, insurance and investment services to corporate, institutional and individual customers throughout Ohio, Western Pennsylvania and Chicago, Illinois.

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. A description of each of these lines of business and performance data is provided in Note 15 (Segment Information) to the consolidated financial statements.

Banking services are primarily provided by FirstMerit’s national banking subsidiary, FirstMerit Bank. FirstMerit Bank's trust department offers wealth management and trust services. The majority of its customers are comprised of consumers and small and medium size businesses. FirstMerit Bank is not engaged in lending outside the continental United States and is not dependent upon any one significant customer or specific industry.

FirstMerit Bank is the parent corporation of 21 wholly-owned subsidiaries, a complete list of which is set forth in Exhibit 21 to this Annual Report on Form 10-K. The following are certain of the principal operating subsidiaries of FirstMerit Bank:

•	FirstMerit Mortgage Corporation, located in Canton, Ohio, provides mortgage loan servicing for itself and FirstMerit Bank;

•	FirstMerit Equipment Finance Company, Inc., provides commercial lease financing and related services;

•	FirstMerit Financial Services, Inc. provides professional investment services and a variety of brokerage products to customers;

•	FirstMerit Advisors, Inc., provides certain financial planning services to customers of FirstMerit Bank and other FirstMerit subsidiaries;

•	CPHCSUB, LLC and CREPD, LLC, each of which holds foreclosed commercial and construction properties;

•	FirstMerit Insurance Group, Inc., a life insurance and financial consulting firm;

•	FirstMerit Insurance Agency, Inc., an insurance agency licensed to sell life insurance products and annuities; and

•	FirstMerit Title Agency, Ltd., an insurance agency providing complete title insurance services.

    Securities trading had been a brokered program in conjunction with third-party providers from 1999 through 2009; however, beginning in October 2009, FirstMerit internalized its broker-dealer services through FirstMerit Financial Services, Inc., which allows investment services and solutions to be provided locally while building operational efficiencies.

Several bank subsidiaries, including CPHCSUB, LLC and CREPD, LLC, hold distressed commercial and construction properties, received through the loan foreclosure process. These properties are held as other real estate owned (“OREO”) while being managed and remarketed for sale. The assets held as OREO for these two subsidiaries were $0.8 million and $5.7 million, respectively at December 31, 2011, as compared to $2.4 million and $5.8 million, respectively, at December 31, 2010.

Although FirstMerit is a corporate entity legally separate and distinct from its affiliates, bank holding companies such as FirstMerit, which are subject to the BHCA, are expected to act as a source of financial strength for their subsidiary banks. The principal source of FirstMerit's income is dividends from its subsidiaries especially FirstMerit Bank. Depository institution subsidiaries are limited by law as to the amount of dividends and funds they can pay or provide their parent bank holding companies and other affiliates. Additional information regarding FirstMerit’s business is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Item 7 "Regulation and Supervision" of this Annual Report on Form 10-K.

ACQUISITIONS AND OTHER TRANSACTIONS

During 2010, FirstMerit Bank integrated the following acquisitions, which established a Chicago, Illinois footprint for the Corporation consisting of 46 branch locations:

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

•
Also on February 19, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (the “FDIC”), as receiver of George Washington Savings Bank (“George Washington”), to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service

Illinois-chartered savings bank headquartered in Orland Park, Illinois. FirstMerit Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities, which included loans with a fair value of approximately $177.8 million and deposits with a fair value of approximately $400.7 million. Subsequent to the date of acquisition, FirstMerit Bank purchased three of the former George Washington branch offices, including the furniture, fixtures and equipment within these branches, for a combined cash purchase price of $4.3 million.

•
On May 14, 2010, FirstMerit Bank entered into a purchase and assumption agreement with loss share arrangements with the FDIC, as receiver of Midwest Bank and Trust Company (“Midwest”), to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. FirstMerit Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets, which included loans with a fair value of approximately $1.8 billion and deposits with a fair value of approximately $2.3 billion. Subsequent to the date of acquisition, FirstMerit Bank purchased ten of the former Midwest branches, including the furniture, fixtures and equipment within these branches, for a combined cash purchase price of $25.1 million.

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

COMPETITION

The financial services industry remains highly competitive. FirstMerit and its subsidiaries compete with other local, regional and national providers of financial services such as other bank holding companies, commercial banks, savings associations, credit unions, consumer and commercial finance companies, equipment leasing companies, mortgage banking companies, investment brokers and other brokerage institutions, money market and mutual funds and insurance companies. Major financial institution competitors in FirstMerit’s primary markets include PNC Financial Services Group, Inc., KeyCorp, Huntington Bancshares, Inc., Fifth Third Bancorp, U.S. Bancorp, Harris Bankcorp, Inc., MB Financial, Inc., Private Bancorp, Inc., Wintrust Financial Corporation, JP Morgan Chase & Co., and Wells Fargo & Company.

FirstMerit competes in its markets by offering high quality personal services at competitive prices in connection with its super community banking model.

AVAILABILITY OF SEC FILINGS

We use our website, www.firstmerit.com, as a channel for routine distribution of important information, including news releases, analyst presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

REGULATION AND SUPERVISION

Introduction

FirstMerit, FirstMerit Bank, and many of its nonbanking subsidiaries are subject to extensive regulation, examination and supervision under by federal and state law. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, borrowers, other customers, the FDIC's Federal Deposit Insurance Fund (the “DIF”) and the banking system as a whole and not for the protection of our security holders. This intensive regulatory environment, among other things, may restrict our ability to diversify into certain areas of financial services, acquire depository institutions in certain markets or pay dividends on our capital stock. It also may require FirstMerit to provide financial support to its banking and other subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums depending upon the condition and performance of the DIF and its compliance with the Federal Deposit Insurance Act ("FDIA") as a result of the deterioration in the financial condition of depository institutions in general.

Significant aspects of the laws and regulations that apply to FirstMerit and its subsidiaries are described below. These descriptions are qualified in their entirety by reference to the full text of the applicable statutes, legislation, regulations and policies, as they may be amended, and as interpreted and applied by, federal or state regulatory agencies. Such statutes, regulations and policies are continually under review and are subject to change at any time, particularly in the current economic and regulatory environment. Changes in applicable statutes, legislation, regulations, policies and practices may have a material adverse effect on FirstMerit and its business.

The Dodd-Frank Act

The “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), was signed into law on July 21, 2010, and effected sweeping financial regulatory reforms, including the following:

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

•
Amends the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve”) authority to establish rules regulating interchange fees charged for electronic debit transactions by payment card issuers having assets over $10.0 billion, such as FirstMerit Bank, and enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•	Restricts federal law preemption of state laws for subsidiaries and affiliates of national banks;

•	Permits the establishment of branch offices of banks throughout the U.S.;

•
Extends application to most bank holding companies of the same leverage and risk-based capital requirements that apply to insured depository institutions, which, among other things, will disallow treatment of trust preferred securities as Tier 1 capital, subject to certain phase-in and grandfathered exceptions;

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

•
Imposes comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses within those institutions;

•
Requires large, publicly-traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management (FirstMerit already has risk committees of its management and Board of Directors);

•	Implements corporate governance revisions applicable to all public companies (not just financial institutions), concerning executive compensation disclosure;

•
Permanently adopts the $250,000 limit for FDIC insurance coverage and provides unlimited federal deposit insurance coverage through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Restricts the ability of banks to sponsor or invest in private equity or hedge funds and to engage in proprietary trading;

•	Increases authority of the Federal Reserve to examine our subsidiaries;

•	Requires annual capital stress testing; and

•	Expands the requirement for holding companies to serve as sources of financial strength to their subsidiary depository institutions.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will therefore continue to develop over several years. This makes it extremely difficult to assess the overall financial impact the Dodd-Frank Act will have on FirstMerit, its customers and the financial industry. However, the legislative provisions that affect the payment of interest on demand deposits and assessment of interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate (for more information, see Item 1A, Risk Factors – “Debit card interchange fee regulation may have a material adverse effect on our business, financial condition and results of operations”). Provisions in the legislation affecting capital requirements could require us to seek other sources of capital in the future and will limit the types of instruments includable in capital. Some of the rules that have been proposed and, in some cases, adopted, under the Dodd-Frank Act are discussed further below, along with other regulatory matters affecting FirstMerit and FirstMerit Bank.

Regulatory Agencies

Bank Holding Company. FirstMerit, as a bank holding company, is subject to regulation under the BHCA and to inspection, examination and supervision by the Federal Reserve Board under the BHCA.

Subsidiary Bank. FirstMerit Bank is subject to regulation and examination primarily by the OCC and secondarily by the FDIC and will be regulated and examined by the new Consumer Financial Protection Bureau as to consumer compliance.

Nonbank Subsidiaries. Many of FirstMerit's nonbank subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FirstMerit's broker-dealer and investment advisory subsidiaries are regulated and examined by the SEC, the Financial Industry Regulatory Authority (“FINRA”), and state securities regulators, which require education and licensing of advisors, require reporting and impose business conduct rules, as well as certain disclosure and regulatory requirements of the Investment Advisors Act of 1940, as administered by the SEC. FirstMerit's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies, which require education and licensing of agencies and individual agents, require reports and impose business conduct rules. Other nonbank subsidiaries of FirstMerit are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

SEC and NASDAQ. FirstMerit common stock is listed on The NASDAQ Global Select Market ("NASDAQ") under the trading symbol "FMER," and is subject to the rules and listing requirements of NASDAQ.

Bank Holding Company Regulation

As a bank holding company, FirstMerit's activities are subject to extensive regulation by the Federal Reserve or its delegates under the BHCA. Generally, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. FirstMerit is required to file periodic reports with the Federal Reserve and such additional information as the Federal Reserve may require, and is subject to examinations by the Federal Reserve.

The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

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

Under Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an under-capitalized subsidiary bank and may disapprove of the payment of dividends to the holding company’s shareholders and holders of its other capital instruments. The Dodd-Frank Act codified this policy as part of the FDIA, subject to regulations to be adopted by the FDIC implementing new Section 38A of the FDIA.

The BHCA requires prior approval by the Federal Reserve for a bank holding company to directly or indirectly acquire more than 5.0% of the voting shares in any bank or its parent holding company. Factors taken into consideration in making such a determination include the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves. The Dodd-Frank Act also requires the Federal Reserve to consider whether the acquisition would result in one or more concentrated risks to the U.S. economy or global or U.S. financial stability.

The BHCA also governs interstate banking and restricts the nonbanking activities of FirstMerit to those determined by the Federal Reserve to be financial in nature, or incidental or complementary to such financial activity, without regard to territorial restrictions. Transactions among FirstMerit Bank and its affiliates are also subject to certain limitations and restrictions under the Federal Reserve Act and Federal Reserve regulations, as described more fully below under “Dividends and Transactions with Affiliates.”

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity, which are not otherwise permissible for a bank holding company. FirstMerit has not elected to seek financial holding company status.

Dividends and Transactions with Affiliates

FirstMerit is a legal entity separate and distinct from FirstMerit Bank and its other subsidiaries. FirstMerit's principal source of funds to pay dividends on its common shares and service its debt is dividends from FirstMerit Bank and its other subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that FirstMerit Bank may pay to FirstMerit without regulatory approval, including requirements to maintain adequate capital above regulatory minimums (as discussed further below under “Capital Requirements”) and adequate liquidity. FirstMerit Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its net income. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends and the OCC has the authority to limit its dividends payable by national banks. The Federal Reserve and the OCC have policies that provide that FDIC insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, given the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Thus, the ability of FirstMerit to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies, capital guidelines the annual stress tests and our capital planning activities.

FirstMerit Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value to FirstMerit and its nonbanking affiliates, whether in the form of loans and other extensions of credit, investments and asset or security purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate including guarantees, "covered transaction." These regulations limit the types and amounts of transactions (including loans due and extensions of credit from bank subsidiaries) that may take place and generally require those transactions to be on an arm’s-length basis. These regulations generally require that any “covered transaction” by FirstMerit Bank (or its subsidiaries) with an affiliate must be secured by designated amounts of specified collateral and must be limited, as to any one of the Corporation or its nonbank subsidiaries, to 10.0% of FirstMerit Bank’s capital stock and surplus, and, as to the Corporation and all nonbank subsidiaries in the aggregate, to 20.0% of FirstMerit Bank’s capital stock and surplus. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization. Beginning in July 2011, the Dodd-Frank Act requires that the 10.0% of capital limit on covered transactions apply to financial subsidiaries. "Covered transactions" are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

Capital loans, if any, from FirstMerit to FirstMerit Bank are subordinate in right of payment to deposits and certain other indebtedness of FirstMerit Bank. In the event of FirstMerit's bankruptcy, any commitment by FirstMerit to a federal bank regulatory agency to maintain the capital of FirstMerit Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulation of Nationally Chartered Banks

As a national banking association, FirstMerit Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, branching, dividend limitations, investments, loans and other matters. Furthermore, FirstMerit Bank is subject, as a member, to certain rules and regulations of the Federal Reserve including the limits on affiliate transactions. Under the Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with, or purchase the assets or assume the deposits of, another bank. In reviewing applications to approve merger and other acquisition transactions, the OCC and other bank regulatory authorities may include among their considerations the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance under the Community Reinvestment Act and the effectiveness of the entities in restricting money laundering activities.

FirstMerit Bank is also an insured institution as a member of the DIF and its deposits are insured by the FDIC to the fullest extent permitted by law. As a result, it is subject to regulation and deposit insurance assessments by the FDIC (as described more fully below under “Deposit Insurance”).

Under the Dodd-Frank Act, FirstMerit Bank also is subject to regulation by the new Consumer Financial Protection Bureau under the Federal Reserve Board, which shall have centralized responsibility for consumer financial protection, including implementing, examining and enforcing compliance with federal consumer financial laws.

Capital Requirements

The Federal Reserve has adopted risk-based capital guidelines for bank holding companies and the OCC adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding assets considered by the OCC to be liquid and low-risk. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8.0%. At least half of the minimum total risk-based capital ratio (4.0%) must be composed of voting common shareholders' equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities (although the Tier 1 capital treatment of trust preferred securities is revoked under the Dodd-Frank Act), less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as "Tier 1" risk-based capital). The remainder of total risk-based capital (commonly known as "Tier 2" risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0.0%, 20.0%, 50.0% and 100.0%) is applied to different balance sheet and off-balance sheet assets. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Federal Reserve has also established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3.0% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4.0% for all other bank holding companies. The guidelines further provide that bank holding companies experiencing growth through acquisitions or otherwise, or under other warranted circumstances, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively. Neither FirstMerit nor FirstMerit Bank has been advised that any specific heightened minimum capital ratio guidelines are applicable to either of them.
The Federal Reserve review of certain bank holding company transactions is affected by whether the applying bank holding company is "well-capitalized." To be deemed "well-capitalized," the bank holding company must have a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. FirstMerit's capital ratios meet the requirements to be deemed "well capitalized" under Federal Reserve Board guidelines. See Note 20 (Regulatory Matters) to the consolidated financial statements.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well-capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital restoration plan for the plan to be acceptable.
In order to be "well-capitalized," a bank must have total risk-based capital of at least 10.0%, Tier 1 risk-based capital of at least 6.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. FirstMerit's management believes that FirstMerit Bank meets the requirements to be deemed "well capitalized" according to the guidelines described above. See Note 20 (Regulatory Matters) to the consolidated financial statements.
Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of FirstMerit Bank, FirstMerit is subject to such provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the "International Convergence of Capital Measurement and Capital Standards" (Basel I), published by the Basel Committee on Banking Supervision (the "Basel Committee") in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.
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

The Dodd Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing minimum Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1, including the deduction of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities if any one such category exceeds 10.0% of CET1 or if all such categories in the aggregate exceed 15.0% of CET1. Implementation of the deductions and other adjustments to CET1 will be phased-in on a pro rata basis over a five-year period beginning on January 1, 2014. Implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four year period (increasing each subsequent January 1 by the same amount until it reaches 2.50% on January 1, 2019).

Regulations implementing Basel III are expected to be proposed in mid-2012 by the federal banking agencies, with adoption of final regulations unknown. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Although we don't believe the Corporation is a systemically important financial institution, requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

Deposit Insurance

The FDIC assesses deposit insurance premiums on all FDIC insured depository institutions based on assets less tangible capital and risk ratings. Insurance premiums for each insured institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information by the FDIC to be relevant to the risk posed to the DIF by the institution. FDIC insurance assessments have been increasing and could materially effect earnings especially in a low interest environment.
Over the past several years, bank failures, increased FDIC resolution costs and depleted the DIF. In order to maintain a strong funding position and reserve ratio of the DIF as required by law, the FDIC issued a final rule in December 2008 that increased assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits) beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require institutions in the highest risk category to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
The Emergency Economic Stabilization Act of 2008 ("EESA") instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts were insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts were fully insured (unlimited coverage). The Dodd-Frank Act made permanent the $250,000 per customer insurance limit for deposit accounts, and in November 2010, the FDIC issued a final rule under the Dodd-Frank Act that continued temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
In May 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $4.9 million from FirstMerit Bank.
In November 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution's total base assessment rate in effect on September 30, 2009, adjusted to assume a 5.0% annualized deposit growth rate; for the 2011 and 2012 periods the computation was adjusted by an additional 3 basis points increase in the assessment rate. The three-year prepayment for FirstMerit determined as of September 30, 2009, totaled $43.9 million. During 2011 and 2010, $16.4 million and $18.6 million of this prepayment was recognized as expense, respectively.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC has foregone the uniform increase of 3 basis points in initial assessment rates that was scheduled to take place on January 1, 2011 and is maintaining the current schedule of assessment rates for all depository institutions. At the current expense rate, it is anticipated that the Corporation’s remaining prepayment of $8.9 million, as of December 31, 2011, will provide for 2 quarters of assessments. At least semi-annually during the five-year DIF restoration period, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates. The DIF has $7.8 billion of assets at September 30, 2011, and it is expected that FDIC insurance assessments will continue at currently elevated levels for the foreseeable future.
The FDIC issued final rules changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued final rules revising the deposit insurance assessment system for large institutions. The FDIC rules created a two scorecard system, one for most large institutions such as FirstMerit Bank that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully-owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is to be combined to produce a total score between 30 and 90, which translates into an initial assessment rate based on a scale with disproportionately higher rates for higher scores. In calculating these scores, the FDIC continues to utilize supervisory ratings as well as certain financial information, which introduces certain new financial measures to assess an institution’s ability to withstand asset-related and funding-related stresses, and eliminates the use of risk categories. Long-term debt issuer ratings consistent wit the Dodd-Frank Act, would no longer be considered. The FDIC is also able to make discretionary upward or downward adjustments of up to 15 points to the total score, based on significant risk factors not adequately addressed by the scorecard.
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
All FDIC insured depository institutions must pay an additional quarterly assessment, based on deposit levels, to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The FICO bonds were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary regardless of a depository institution's capitalization or supervisory evaluations. FirstMerit’s FICO assessments average $1.0 million annually.
Our total FDIC insurance expense was $17.3 million, $17.8 million and $16.5 million in 2011, 2010 and 2009, respectively. FirstMerit is generally unable to control or predict the amount of premiums that it must pay for FDIC insurance. FDIC deposit insurance assessments are based upon the FDIC's DIF reserve ratio and the FDIC's DIF restoration plan, as well as the DIF's losses due to bank failures, and continuing changes to the FDIC's deposit insurance assessment methods, including the base upon which DIF premiums are charged.

Therefore, we may experience further increases in the costs of FDIC insurance, which could have a material adverse effect on FirstMerit's interest margins and earnings.
Fiscal and Monetary Policies
FirstMerit's business and earnings are affected significantly by the federal monetary policies. FirstMerit is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of FirstMerit.

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act of 1999, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Antimoney Laundering and the USA Patriot Act

The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker dealers and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter terrorism purposes. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the antimoney laundering policies, procedures and controls of the applicants.

TARP

In response to the ongoing financial crisis affecting the banking system and financial markets, EESA was signed into law in October 2008 and established the Treasury’s Troubled Assets Relief Program (“TARP”). As part of TARP, the Treasury established the Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of mortgages, mortgage-backed securities, capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On January 9, 2009, FirstMerit completed the sale to the Treasury of $125.0 million of newly issued FirstMerit nonvoting preferred shares as part of the CPP and a warrant to purchase 952,260 FirstMerit common shares at an exercise price of $19.69 per share. On April 22, 2009, FirstMerit completed the repurchase from the Treasury of all $125.0 million of the nonvoting preferred shares, and on May 27, 2009, FirstMerit completed the repurchase of the warrant held by the Treasury. FirstMerit is therefore no longer subject to the compensation and expenditure limits or other rules applicable to TARP recipients.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) effected broad reforms to areas of corporate governance and financial reporting for public companies under the jurisdiction of the SEC. Significant additional corporate governance and financial reporting reforms have since been implemented by NASDAQ, and apply to FirstMerit. FirstMerit's corporate governance policies include an Audit Committee Charter, a Compensation Committee Charter, Corporate Governance Guidelines, a Corporate Governance and Nominating Committee Charter, and a Code of Business Conduct and Ethics. The Board of Directors reviews FirstMerit's corporate governance practices on a continuing basis. These and other corporate governance policies have been provided previously to shareholders and are available, along with other information on FirstMerit's corporate governance practices, on the FirstMerit website at www.firstmerit.com. The content on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

As directed by Section 302(a) of the Sarbanes-Oxley Act, FirstMerit's chief executive officer and chief financial officer are each required to certify that FirstMerit's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of FirstMerit's internal controls, they have made certain disclosures about FirstMerit's internal controls to its auditors and the audit committee of the Board of Directors, and they have included information in FirstMerit's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Dodd-Frank Act contains significant corporate governance measures, some of which are applicable to all public companies while others apply only to financial institutions, and many of which are not yet fully implemented. For example, the Federal Reserve is required under the Dodd-Frank Act to issue regulations requiring each publicly traded bank holding with total consolidated assets of not less than $10 billion, such as the Corporation, to establish a risk committee responsible for the oversight of the enterprise-wide risk management practices of the bank holding company. Such risk committees will be required to include such number of independent directors as the Federal Reserve may determine to be appropriate, based on the nature of operations, size of assets and other appropriate criteria, and include at least one risk management expert having experience in identifying, assessing and managing risk exposures of large, complex firms. FirstMerit already has a risk committee of management and a risk committee of its Board of Directors, and intends to adapt those committees to comply with the requirements developed under Dodd-Frank. The Federal Reserve is required to issue final rules implementing the risk committee by July 21, 2012 and such rules must take effect by October 21, 2012, subject to an extension by up to six months by the Secretary of the Treasury. Many of the other Dodd-Frank corporate governance provisions involve executive and incentive compensation practices and annual disclosures relating thereto, certain of which are summarized under “Executive and Incentive Compensation” below.

Executive and Incentive Compensation

In June 2010, the Federal Reserve, OCC and FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

On February 7, 2011, the federal banking regulatory agencies jointly issued proposed rules on Incentive-Based Compensation Arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Rules”). The Proposed Rules generally apply to financial institution with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive based compensation to help ensure compliance with the Proposed Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules have not been adopted, but are expected to become effective six months after the final rules are published in the Federal Register.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures that allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three year look-back window of the restatement and would cover all executives who received incentive awards.
The Dodd-Frank Act also provides shareholders the opportunity to cast a non-binding vote on executive compensation practices, imposes new executive compensation disclosure requirements, and contains additional considerations of the independence of compensation advisors.
Future Legislation

Various legislative proposals affecting financial institutions are considered regularly by Congress. Such legislation may continue to change banking statutes and the operating environment of FirstMerit and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease our costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With only a small number of Dodd-Frank Act provisions having been proposed and finalized and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions cannot be predicted, although regulatory changes are expected to continue to be numerous, as Dodd-Frank Act rule making continues.

ITEM 1A.	RISK FACTORS.

Our business could be affected by any of the risks noted below; although, such risks are not the only risks that we face. Additional risks that are not presently known or that we presently consider to be immaterial could also have a material, adverse impact on our business, financial condition or results of operations.

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

Market conditions over the past three years have also led to the failure and merger of a number of financial institutions, including a high level of failures in Illinois. These failures, as well as projected future failures, have had a significant negative impact on the capitalization levels of the deposit insurance fund of the FDIC, which has led to significant increases in deposit insurance premiums paid by financial institutions and pervasive regulatory modifications.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, wages and business income, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in the value of real estate collateral securing the payment of such loans or continued low values of real estate sales which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our credit losses and on our operating results. Adverse changes in the economy may also have a negative effect on the ability of our borrowers, including those involving commercial real estate, to make timely repayments of their loans, which would have an adverse effects on our earnings and cash flows.

As a result of the challenges presented by current economic conditions, we continue to face the following risks:

•
the increased regulation of our industry, including heightened legal standards and operational requirements, which are expected to increase our costs and may limit our ability to pursue business opportunities; and

•
further disruptions in the capital markets or other events, including actions by rating agencies and changing investor expectations, which may result in an inability to borrow on favorable terms or at all from other financial institutions or sell our debt and equity securities.

Overall, while economic and market conditions have improved in the United States and in our primary geographic markets, there can be no assurance that this improvement will continue or that the economic and market conditions will not deteriorate.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact our results of operations, financial condition and cash flows.

A majority of the lending and deposit gathering activities made by our subsidiaries are to individuals and small to medium sized businesses in Ohio, Western Pennsylvania and Chicago, Illinois, and our success depends in part on the general economic conditions of these areas. Real estate values in Ohio, Illinois and Pennsylvania continue to be negatively affected during the slow recovery environment. Continuing or worsening conditions in the national economy could reduce our growth rate, impair our ability to collect payments on loans, increase delinquencies, increase problem assets and foreclosures and related expenses, increase claims and lawsuits, increase devaluations recognized within our real estate portfolio, decrease the demand for our products and services and decrease the value and liquidity of collateral for loans, especially real estate values, which could have a material adverse affect on our financial condition, results of operations and cash flows.

We are subject to interest rate risk.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the Federal Reserve monetary policy and market interest rates.

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, which reflects the Federal Reserve discount rate and monetary policy, among other things. The Federal Reserve recently announced it will maintain short-term interest rates near zero into 2014. However, the yields generated by our loans and securities are typically driven by intermediate term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur and the repricing of our liabilities and assets. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, our net interest income and our earnings will decline. Our net interest income and earnings would be similarly impacted if the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

Such changes in interest rates could affect our ability to originate loans and attract and retain deposits, the fair values of our securities and other financial assets. Changes in interest rates could affect the fair values of our liabilities and the average lives of our loan and securities portfolios. Increases in prepayment due to interest rate changes could also shorten the maturities and yields on our investment securities, especially mortgage backed securities.

Declines in interest rates could also have an effect on the level of loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and commercial real estate (“CRE”) loans. As prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have an impact on the level of net interest income and net income we generate during that time.

In addition, the slope of the yield curve may change based on changes or expectations of changes in interest rates. A flat to inverted yield curve could cause our net interest income and net interest margin to contract, which could have a material adverse effect on our net income and cash flows, and the value of our assets.

The strength and stability of other financial institutions may adversely affect our business.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions. Financial services to institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Any such losses could materially and adversely affect our results of operations.

Problems encountered by financial institutions larger or similar to us could adversely affect financial markets generally and have indirect adverse effects on our financial condition and results of operations.

Concerns about, or a default or threatened default by, one or more major financial institutions could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we and our subsidiaries interact on a daily basis, and therefore could adversely affect our business and the availability of products and services, as well as access to the credit and capital markets.

RISKS RELATED TO OUR BUSINESS

We are subject to credit risk.

Our business strategy includes the origination of commercial and industrial loans and, to a lesser extent, CRE loans, which are generally larger, and have higher risk-adjusted returns and shorter maturities than one-to-four-family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

While we seek to minimize risk through our underwriting policies, which generally require that loans be qualified on the basis of the collateral cash flows, appraised value, and debt service coverage ratio, among other factors; there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

We cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime or Alt-A residential mortgage lending, the lingering ramifications of the subprime lending crisis and the resulting turmoil in the financial and capital markets have been far-reaching, with real estate values declining and unemployment remaining at elevated levels throughout the nation, including the regions we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

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

In the process of originating a loan, we make various assumptions and judgments about the ability of the borrower to repay it, based on, among other factors: (i) the cash flows produced by the building, property or business; (ii) the creditworthiness of the borrower and (iii) value of the real estate or other assets serving as collateral.

We also establish an allowance for loan losses through an assessment of probable losses in each of our loan portfolios. Several factors are considered in this process which involve numerous estimates and judgments, including: (i) the level of defaulted loans at the close of each quarter; (ii) recent trends in loan performance; (iii) historical levels of loan losses; (iv) the factors underlying such loan losses and loan defaults; (v) projected default rates and loss severities; (vi) internal risk ratings; (vii) loan size; (viii) economic, industry, and environmental factors; (ix) impairment losses on individual loans; and (x) whether the loans are covered by loss sharing agreements with the FDIC with respect to FDIC assisted acquisitions. If our assumptions and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as our loan portfolio grows, it will generally be necessary to increase the allowance for loan losses through additional provisions, which would adversely impact our operating results. Furthermore, bank regulators may require us to make additional provision for loan losses or otherwise recognize further loan charge-offs or impairments following their periodic reviews of our loan portfolio, our underwriting procedures and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Additional information regarding our allowance for loan losses is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the sections captioned “Allowance for Loan Losses and Unfunded Lending Commitments” and “Allowance for Credit Losses.”

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

The FDIC maintains the DIF to resolve the cost of bank failures. The DIF is funded by fees assessed on insured depository institutions, including FirstMerit Bank. In 2011, the FDIC substantially modified fee assessments including changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, as well as the basis for assessing the risks charge components of such assessments. We cannot provide assurance as to changes DIF assessment rates or methodologies or their effects on us. Increases in DIF assessment rates may materially adversely affect our results of operations, and the earning available to dividend to the Corporation. Additional information regarding the FDIC’s proposed changes to DIF assessment rates is provided in Item 1. Business, in the section captioned “Regulation and Supervision — Deposit Insurance.”

Impending changes to rules relating to debit card interchange fees may have a material adverse effect on our business, results of operations and financial condition.

Pursuant to Section 1075 of the Dodd-Frank Act (the “Durbin Interchange Amendment”), the Federal Reserve has issued rules relating to debit card interchange fees, network exclusivity and transaction routing. Specifically, the Durbin Interchange Amendment directs the Federal Reserve Board to establish standards for assessing whether the amount of any interchange fee that an issuer receives or charges with respect to a debit card transaction is “reasonable and proportional to the cost incurred by the issuer with respect to the transaction.” The Durbin Interchange Amendment directs the Federal Reserve to consider, when prescribing regulations, the functional similarity between debit card transactions and check transactions and to distinguish between the incremental cost incurred by the issuer for the issuer’s role in the authorization, clearance, and settlement of a particular debit transaction, which shall be considered in setting the standard, and other costs incurred by an issuer that are not specific to a particular debit transaction, which shall not be considered in setting the standard. The Federal Reserve adopted rules implementing the Durbin Interchange Amendment. We have estimated that these rules decreased our revenue by $3.6 million in 2011; however, these new rules were only in effect since October, 2011.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act and the Federal Reserve's repeal of Regulation Q. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operation. The immediate effects of this change may be reduced by currently low interest rates and customers seeking full FDIC guarantees of all transaction account balances through 2012. It is likely that our deposit cost will rise as a result of these changes, especially when short-term interest rates increase.

Our business strategy includes planned growth. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

During 2010, we undertook three significant acquisitions, which established a Chicago footprint consisting of 46 branch locations. Although we made no no acquisitions in 2011, we intend to continue pursuing a growth strategy both within our existing markets and in new markets. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking significant growth. We cannot guarantee that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations, even if only on a short-term basis. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated or fail to successfully integrate newly acquired operations, our operating results could be materially adversely affected.

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

Our loans, deposits, fee businesses and employees have increased as a result of our organic growth and acquisitions. Our failure to successfully manage and support this growth with sufficient human resources, training and operational, financial and technology resources in challenging markets and economic conditions could have a material adverse effect on our operating results and financial condition. We may not be able to sustain our historical growth rates.

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

•
the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate and we may face risks of unknown contingent liabilities;

•	the exposures to potential asset quality issues with respect acquired businesses;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion and unanticipated delays;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets or products where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	the introduction of new products and services into our business;

•	the creation and possible impairment of goodwill associated with an acquisition potential short-term decreases in profitability; and

•	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance such expansion including costs for transactions or new products that are unable to be completed or launched. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.

We have made and may make additional FDIC assisted acquisitions of failed banks, which could present additional risks to our business.

We have made two FDIC assisted acquisitions, both with loss sharing agreements with the FDIC. As of December 31, 2011, total assets under loss sharing agreements with the FDIC was $1.6 billion. We may consider additional opportunities to acquire the assets and liabilities of failed banks in FDIC assisted transactions, which present the risks of acquisitions, generally, as well as some risk specific to these transactions. Although these FDIC assisted transaction typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss sharing agreements, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the time frames we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, require us to raise additional capital, which may be dilutive to our existing shareholders. Loss sharing agreements with the FDIC also involves additional reporting to and examination by the FDIC of our performance under the loss sharing agreements. Loss sharing assets create volatility in earnings based on performance of assets covered by loss sharing agreements. In general, the receivable from the FDIC is reduced with an adverse effect on earnings as performance of covered assets improves versus expectations. If we are unable to manage these risks, FDIC assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our primary source of liquidity is our core deposit base, which is raised through our retail branch system. Core deposits comprised approximately 84.75% of total deposits at December 31, 2011. Additional available unused wholesale sources of liquidity include advances from the Federal Home Loan Bank of Cincinnati, issuances through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.3 billion at December 31, 2011. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Basel III proposals include liquidity requirements. It is uncertain how or when these proposals may be implemented by our regulators and how such proposals will affect the Corporation.

Our liquidity on a parent only basis is affected by dividends available from our subsidiaries, primarily FirstMerit Bank. At December 31, 2011 FirstMerit Bank could pay dividends of $197.3 million without prior regulatory approval. Alternative sources of liquidity may be available to us in the markets from the sale of debt or equity, depending upon market conditions at the time.

The primary source of our income from which we pay dividends is the receipt of dividends from FirstMerit Bank, which is subject to regulatory restrictions on its payment of dividends.

The availability of dividends from FirstMerit Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition including liquidity and capital adequacy of FirstMerit Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the payment of dividends by other subsidiaries is also subject to the laws of the subsidiary’s state of incorporation. In the event that FirstMerit Bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common shares. Our failure to pay dividends on our common shares could have a material adverse effect on the market price of our common shares. Additional information regarding dividend restrictions is provided in Item 1. Business in the section captioned “Regulation and Supervision — Dividends and Transactions with Affiliates.”

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. The majority of our customers are comprised of consumers and small and medium sized businesses that may not have the same sophisticated internal controls and financial reporting systems as larger businesses. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading, or on other financial information that is inaccurate or incomplete.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult and potentially costly. We carry borrowings which contain embedded derivatives. These borrowing arrangements require that we deliver underlying securities to the counterparty as collateral. If market interest rates were to decline, we may be required to deliver more securities to the counterparty. We are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations.

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

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are not amortized but, instead, are assessed for impairment at least annually and when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.

We may be exposed to liability under nonsolicitation and noncompetition agreements to which one or more of our employees may be a party to with certain of our competitors.

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

As part of our business we collect, process, and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could result in losses, severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may need to raise additional capital as a result of growth or losses. Our ability to raise additional capital will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects consistent with changes in regulatory capital standard. The Federal Reserve expects all bank holding companies contemplating significant expansion to operate with capital substantially above minimum capital levels. Basel III and other regulatory actions are expected to require higher levels of capital.

Under Dodd-Frank and proposed bank rules, we will be required to perform periodic internal stress testing which may result in increased capital needs depending on the risk indicated from the stress testing.

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

Certain provisions in our charter documents and Ohio law may prevent a change in management or a takeover attempt that you may consider to be in your best interest.

We are subject to Chapter 1704 of the Ohio Revised Code, which prohibits certain business combinations and transactions between an “issuing public corporation” and an “Ohio law interested shareholder” for at least three years after the Ohio law interested shareholder attains 10% ownership, unless the Board of Directors of the issuing public corporation approves the transaction before the Ohio law interest shareholder attains 10% ownership.  We are also subject to Section 1701.831 of the Ohio Revised Code, which provides that certain notice and informational filings and special shareholder meeting and voting procedures must be followed prior to consummation of a proposed “control share acquisition.”  Assuming compliance with the notice and information filings prescribed by the statute, a proposed control share acquisition may be made only if the acquisition is approved by a majority of the voting power of the issuer represented at the meeting and at least a majority of the voting power remaining after excluding the combined voting power of the “interested shares.”

Certain provisions contained in our amended and restated articles of incorporation and amended and restated code of regulations and Ohio law could delay or prevent the removal of directors and other management and could make a merger, tender offer or proxy contest involving us that you may consider to be in your best interest more difficult.  For example, these provisions:

•	allow our Board of Directors to issue preferred stock without shareholder approval;

•	limit who can call a special meeting of shareholders; and

•	establish advance notice requirements for nomination for election to the Board of Directors.

These provisions, as well certain aspects of the BHCA and other governing statutes and regulations, may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of our common stock.

These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

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

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. While we have established policies and procedures to prevent or limit the impact of systems failures, interruptions, and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of our security systems could deter customers from using our web site and our online banking service, both of which involve the transmission of confidential information. Although we rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from all potential compromises or breaches of security.

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

Acts of war or terrorism could have a significant adverse impact on economic conditions and business activity generally, including inflation and therefore on our business. Such events could affect the ability of our borrowers to repay their loans, could impair the value and liquidity of the collateral securing our loans, and could cause significant property damage, thus increasing our expenses and/or reducing our revenues. In addition, such events could affect the ability of our depositors to maintain their deposits. Although we have established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business which, in turn, could have a material adverse effect on our growth, financial condition and results of operations.

RISKS RELATED TO THE LEGAL AND REGULATORY ENVIRONMENT

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Corporation and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. In recent years, the Federal Reserve has taken extraordinary monetary actions. It has stated that it intends to keep the target federal funds rate at 0 - 0.25% to 2014, and has engaged in major securities purchases and efforts to change the yield curve.

The nature and timing of any changes in such policies and their effect on the Corporation and the Bank cannot be predicted.
The enactment of new legislation and increased regulatory oversight may significantly affect our financial condition.

Various legislative and regulatory proposals regarding substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments, including states where we operate. Extensive rulemaking is required by the Dodd-Frank Act, which are only partially completed, and where continuing new rules and changes are expected. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions.
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

Many provisions of the Dodd-Frank Act have yet to be implemented and will require interpretation and rule making by federal regulators. We are closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

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

The integrity of the foreclosure process is important to our business, as an originator and servicer of residential mortgages. As a result of our continued focus of concentrating our lending efforts in our primary markets in Ohio, Illinois and Pennsylvania, as well as servicing loans for the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), we do not anticipate suspending any of its foreclosure activities. We have reviewed our foreclosure procedures and concluded they are generally conservative in nature and do not present the significant documentation deficiencies underlying other industry foreclosure problems. Nevertheless, we could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and our financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

As it relates to loans sold by our residential mortgage lending business, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of the loan sale agreement.

Although we believe that our mortgage documentation and procedures have been appropriate and are generally conservative in nature, it is possible that we will receive repurchase requests in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase our reserves or may sustain losses associated with such loan repurchases and indemnification payments. As of December 31, 2011, the amount of repurchase reserves was $1.7 million.

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

From time to time, we may be subject to claims or legal action from customers, employees and/or others. Financial institutions like FirstMerit are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Past, present and future litigation have included or could include claims for substantial compensatory and/or punitive damages, disgorgement of previously earned, current or future profits, or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business. Additional information regarding litigation is included in Note 18 (Commitments and Contingencies) to the consolidated financial statements and in Item 3. Legal Proceedings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

FirstMerit Corporation

FirstMerit's executive offices and certain holding company operational facilities, totaling approximately 108,230 square feet, are located in a seven-story office building at III Cascade in downtown Akron, Ohio owned by FirstMerit Bank. The building is the subject of a ground lease with the City of Akron as the lessor of the land.

The facilities owned or leased by FirstMerit and its subsidiaries are considered by management to be adequate, and neither the location nor unexpired term of any lease is considered material to the business of FirstMerit.

FirstMerit Bank

FirstMerit Bank operates 206 branches which include 156 branches in Ohio, 46 branches in Chicago, Illinois and four branches in Western Pennsylvania. The principal executive offices of FirstMerit Bank are located in a 28-story office building at 106 South Main Street, Akron, Ohio, which is owned by FirstMerit Bank. FirstMerit Bank Akron is the principal tenant of the building, occupying approximately 146,000 square feet of the building. The remaining portion is leased to tenants unrelated to FirstMerit Bank. The properties occupied by 129 of FirstMerit Bank's other branches are owned by FirstMerit Bank, while the properties occupied by its remaining 76 branches are leased with various expiration dates. FirstMerit Mortgage Corporation, FirstMerit Title Agency, Ltd., and certain of FirstMerit Bank’s loan operation and documentation preparation activities are conducted in owned space in Canton, Ohio. There is no mortgage debt owing on any of the above property owned by FirstMerit Bank. FirstMerit Bank also owns automated teller machines, on-line teller terminals and other computers and related equipment for use in its business.

FirstMerit Bank also owns 15.5 acres near downtown Akron, on which FirstMerit's primary Operations Center is located. The Operations Center is occupied and operated by FirstMerit Services Division, an operating division of FirstMerit Bank. The Operations Center primarily provides computer and communications technology-based services to FirstMerit and its subsidiaries, and also markets its services to non-affiliated institutions. There is no mortgage debt owing on the Operations Center property. In connection with its Operations Center, the Services Division has a disaster recovery center at a remote site on leased property, and leases additional space for activities related to its operations.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of business, the Corporation is subject to pending and threatened legal actions, including claims for material relief or damages sought are substantial. Although the Corporation is not able to predict the outcome of such actions, after reviewing pending and threatened actions with counsel, Management believes that the outcome of any or all such actions will not have a material adverse effect on the results of operations or shareholders’ equity of the Corporation.

For additional information on litigation, see Note 18 (Commitments and Contingencies) to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were the executive officers of FirstMerit as of February 24, 2012. Unless otherwise stated, each listed position was held on January 1, 2007.

Name	Age	Date Appointed To FirstMerit	Position and Business Experience
Paul G. Greig	56	5/18/2006	President and Chief Executive Officer of FirstMerit and of FirstMerit Bank since May 18, 2006; Chairman of FirstMerit Bank since January 1, 2007.
Terrence E. Bichsel	63	9/16/1999	Executive Vice President and Chief Financial Officer of FirstMerit and FirstMerit Bank.
N. James Brocklehurst	46	7/7/2010	Executive Vice President, Retail, since July 7, 2010; previously Senior Vice President, Retail Banking of FirstMerit.
Mark DuHamel	54	2/16/2005	Executive Vice President, Treasurer.
David G. Goodall	46	11/19/2009	Executive Vice President, Commercial Banking since November 11, 2009; previously was President and Chief Executive Officer of National City Business Credit, Inc.
Christopher J. Maurer	62	5/22/1999	Executive Vice President Human Resources.
William P. Richgels	61	5/1/2007	Executive Vice President, Chief Credit Officer since May 1, 2007; previously Senior Vice President and Senior Credit Officer of JPMorganChase.
Larry A. Shoff	55	9/1/1999	Executive Vice President and Chief Information Officer of FirstMerit and FirstMerit Bank.
Judith A. Steiner	50	7/1/2008	Executive Vice President, Secretary and General Counsel of FirstMerit since July 1, 2008; previously Senior Vice President, Assistant Counsel, Assistant Secretary and AML/BSA Officer of FirstMerit.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

FirstMerit’s common shares are quoted on the NASDAQ under the trading symbol “FMER”. The following table contains bid and cash dividend information for FirstMerit common Shares for the two most recent fiscal years:

Stock Performance and Dividends (1)
			Per Share
	Bids		Dividend	Book
Quarter Ending	High	Low	Rate	Value (2)
03-31-10	23.47	19.55	0.16	12.69
06-30-10	24.43	17.04	0.16	13.87
09-30-10	20.22	16.55	0.16	13.95
12-31-10	20.32	16.60	0.16	13.86
03-31-11	20.48	16.03	0.16	13.98
06-30-11	17.81	15.40	0.16	14.19
09-30-11	17.25	9.98	0.16	14.38
12-31-11	15.65	10.70	0.16	14.33

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

On February 17, 2012, there were 7,317 shareholders of record of FirstMerit common shares.

The following table provides information with respect to purchases FirstMerit made of its shares of common shares during the fourth quarter of the 2011 fiscal year.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs (2)
Balance at September 30, 2011				396,272
October 1, 2011	2,274	$21.93	—	396,272
November 1, 2011	1,153	22.78	—	396,272
December 1, 2011	3,723	18.82	—	396,272
Balance at December 31, 2011	7,150	$20.45	—	396,272

(1)
Reflects 7,150 common shares purchased as a result of either: (1) delivery by the option holder with respect to the exercise of stock options; (2) shares withheld to pay income taxes or other tax liabilities associated with vested restricted common shares; or (3) shares returned upon the resignation of the restricted shareholder. No shares were purchased under the program referred to in note (2) to this table during the fourth quarter of 2011.

(2)
On January 19, 2006, the Board of Directors authorized the repurchase of up to three million shares (the "New Repurchase Plan"). The New Repurchase Plan, which has no expiration date, superseded all other repurchase programs, including that authorized by the Board of Directors on July 15, 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Results of Operations
Interest income	$538,256	$542,370	$459,527	$553,826	$636,994
Conversion to fully-tax equivalent	9,687	9,082	6,869	5,976	5,494
Interest income*	547,943	551,452	466,396	559,802	642,488
Interest expense	58,629	83,851	110,763	197,637	299,448
Net interest income*	489,314	467,601	355,633	362,165	343,040
Provision for noncovered loan losses	54,035	83,783	98,433	58,603	30,835
Provision for covered loan losses	20,353	4,432	—	—	—
Net interest income after provision for loan losses*	414,926	379,386	257,200	303,562	312,205
Other income	224,757	212,556	210,301	201,436	196,923
Other expenses	464,345	442,860	352,817	330,633	330,226
Income before federal income taxes*	175,338	149,082	114,684	174,365	178,902
Federal income taxes	46,093	37,091	25,645	48,904	50,381
Fully-tax equivalent adjustment	9,687	9,082	6,869	5,976	5,494
Federal income taxes*	55,780	46,173	32,514	54,880	55,875
Net income	$119,558	$102,909	$82,170	$119,485	$123,027
Per share:
Basic net income**	$1.10	$1.02	$0.90	$1.46	$1.51
Diluted net income**	$1.10	$1.02	$0.90	$1.46	$1.51
Cash dividends	$0.64	$0.64	$0.77	$1.16	$1.16
Performance Ratios
Return on total average assets	0.82%	0.76%	0.76%	1.13%	1.19%
Return on average common shareholders' equity	7.72%	7.82%	8.09%	12.76%	14.05%
Net interest margin - tax-equivalent basis	3.84%	3.98%	3.58%	3.72%	3.62%
Efficiency ratio	65.74%	64.76%	62.95%	58.78%	61.12%
Book value per common share	$14.33	$13.86	$12.25	$11.58	$11.24
Average shareholders' equity to total average assets	10.68%	9.73%	9.73%	8.87%	8.48%
Dividend payout ratio	58.18%	62.75%	85.56%	79.45%	76.82%
Balance Sheet Data
Total assets (at year end)	$14,441,702	$14,134,714	$10,539,902	$11,100,026	$10,400,666
Long-term debt (at year end)	203,462	326,007	740,105	1,344,195	203,755
Daily averages:
Total assets	$14,495,330	$13,524,351	$10,794,350	$10,549,442	$10,318,788
Earning assets	12,728,724	11,756,985	9,925,234	9,729,909	9,482,759
Deposits and other funds	12,637,139	11,868,245	9,475,734	9,424,132	9,252,166
Shareholders' equity	1,548,353	1,315,621	1,049,925	936,088	875,526
* Fully tax-equivalent basis
** Average outstanding shares and per share data restated to reflect the effect of stock dividends declared April 28, 2009 and August 20, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following commentary presents a discussion and analysis of the FirstMerit Corporation's (the "Corporation") financial condition and results of operations by its management (“Management”). The review highlights the principal factors affecting earnings and the significant changes in balance sheet items for the years 2011, 2010 and 2009. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables and charts, the consolidated financial statements, notes to financial statements, and financial statistics appearing elsewhere in this Annual Report on Form 10-K. Where applicable, this discussion also reflects Management’s insights of known events and trends that have or may reasonably be expected to have a material effect on the Corporation’s operations and financial condition.

HIGHLIGHTS OF 2011 PERFORMANCE

Earnings Summary

The Corporation reported fourth quarter 2011 net income of $30.5 million, or $0.28 per diluted share. This compares with $31.7 million, or $0.29 per diluted share, for the third quarter 2011 and $27.0 million, or $0.25 per diluted share, for the fourth quarter 2010. For the full year 2011, the Corporation reported net income of $119.6 million, or $1.10 per diluted share, compared with $102.9 million, or $1.02 per diluted share in 2010.

Returns on average common equity (“ROE”) and average assets (“ROA”) for the fourth quarter 2011 were 7.70% and 0.83%, respectively, compared with 8.02% and 0.86%, respectively, for the third quarter 2011 and 7.04% and 0.74% for the fourth quarter 2010.

Net interest margin was 3.85% for the fourth quarter of 2011 compared with 3.75% for the third quarter of 2011 and 4.14% for the fourth quarter of 2010. Lower deposit costs in the fourth quarter resulting from the Corporation's continued success growing core deposits drove net interest margin expansion from the prior quarter. The increase in core deposits was a significant factor in reducing average deposit costs every quarter in 2011. The decline in net interest margin compared with the fourth quarter of 2010 is attributed to lower earning asset yields in a persistently low interest rate environment.

Average loans, not including covered loans, during the fourth quarter of 2011 increased $190.6 million, or 2.55%, compared with the third quarter of 2011 and also increased $530.6 million, or 7.43%, compared with the fourth quarter of 2010. Average commercial loans increased $173.4 million, or 3.56%, compared with the prior quarter, and increased $603.8 million, or 13.58%, compared with the year ago quarter. Commercial loans remain the primary driver in average loan portfolio growth, however, average consumer loans increased moderately for the second consecutive quarter.

Average deposits were $11.4 billion during the fourth quarter of 2011, decreasing $31.1 million, or 0.27%, compared with the third quarter of 2011, and increasing $28.1 million, or 0.25%, compared with the fourth quarter of 2010. During the fourth quarter 2011, average core deposits, which exclude time deposits, increased $226.1 million, or 2.42%, compared with the third quarter 2011 and $1.2 billion, or 14.18%, compared with the fourth quarter 2010. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships. Average time deposits decreased $257.2 million, or 12.25%, and decreased $1.2 billion, or 38.65%, respectively, over prior and year-ago quarters.

Average investments decreased $195.6 million, or 5.32%, compared with the third quarter of 2011 and increased $242.5 million, or 7.49% compared with the fourth quarter of 2010. As part of the Corporation's previously announced strategy to reposition the investment portfolio and extend its current duration, approximately $395.3 million of securities were sold during the fourth quarter of 2011 of which $83.5 million was used to terminate higher cost funding in Federal Home Loan Bank ("FHLB") advances and repurchase agreements as part of a deleveraging of the portfolio. Additionally, the Corporation redeemed $20.3 million in FHLB Chicago stock.

Net interest income on a fully tax-equivalent (“FTE”) basis was $123.6 million in the fourth quarter 2011 compared with $121.8 million in the third quarter of 2011 and $130.2 million in the fourth quarter of 2010.

Noninterest income excluding securities transactions for the fourth quarter of 2011 was $53.9 million, a decrease of $2.4 million, or 4.30%, from the third quarter of 2011 and a decrease of $0.2 million, or 0.40%, from the fourth quarter of 2010. Other operating income in the fourth quarter of 2011 decreased $1.6 million, or 17.11%, compared with the prior quarter which included $2.7 million from gains on covered loans paid in full and $2.1 million from an increase in the fair value of interest rate lock commitments resulting from an increase in the mortgage pipeline partially offset by $2.7 million of insurance reimbursement of legal costs incurred and previously expensed.

Other income, net of $5.8 million in securities gains, as a percentage of net revenue for the fourth quarter of 2011 was 30.38% compared with 31.64% for third quarter of 2011 and 29.37% for the fourth quarter of 2010. Net revenue is defined as net interest income, on an FTE basis, plus other income, less gains from securities sales.

Noninterest expense for the fourth quarter of 2011 was $123.9 million, an increase of $7.9 million, or 6.83%, from the third quarter of 2011 and an increase of $1.4 million, or 1.16%, from the fourth quarter of 2010. Included in other operating expense in the fourth quarter of 2011 is $4.9 million of fees related to the early termination of repurchase agreements and FHLB advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of our Visa® Class B shares in 2008.

During the fourth quarter of 2011, the Corporation reported an efficiency ratio of 69.46%, compared with 64.78% for the third quarter of 2011 and 65.86% for the fourth quarter of 2010.

Net charge-offs, excluding acquired loans, totaled $13.8 million, or 0.73% of average loans, excluding acquired loans, in the fourth quarter of 2011, compared with $14.6 million, or 0.79% of average loans, in the third quarter 2011 and $21.7 million, or 1.25% of average loans, in the fourth quarter of 2010.

Nonperforming assets totaled $81.1 million at December 31, 2011, a decrease of $9.3 million, or 10.27%, compared with September 30, 2011 and a decrease of $42.4 million, or 34.34%, compared with December 31, 2010. Nonperforming assets at December 31, 2011 represented 1.06% of period-end loans plus other real estate compared with 1.21% at September 30, 2011 and 1.78% at December 31, 2010.

The allowance for noncovered loan losses totaled $107.7 million at December 31, 2011. At December 31, 2011, the allowance for noncovered loan losses was 1.41% of period-end loans compared with 1.46% at September 30, 2011 and 1.65% at December 31, 2010. The allowance for credit losses is the sum of the allowance for noncovered loan losses and the reserve for unfunded lending commitments. For comparative purposes the allowance for credit losses was 1.49% of period end loans, excluding acquired loans, at December 31, 2011, compared with 1.55% at September 30, 2011 and 1.78% at December 31, 2010. The allowance for credit losses to nonperforming loans was 176.50% at December 31, 2011, compared with 169.42% at September 30, 2011 and 118.01% at December 31, 2010.

The Corporation’s total assets at December 31, 2011 were $14.4 billion, a decrease of $246.6 million, or 1.68%, compared with September 30, 2011 and an increase of $307.0 million, or 2.17%, compared with December 31, 2010.

Total deposits were $11.4 billion at December 31, 2011, an increase of $35.5 million, or 0.31%, from September 30, 2011 and an increase of $163.6 million, or 1.45%, from December 31, 2010. Core deposits totaled $9.7 billion at December 31, 2011, an increase of $235.9 million, or 2.50% from September 30, 2011 and an increase of $1.2 billion, or 14.38%, from December 31, 2010.

Shareholders’ equity was $1.6 billion at December 31, 2011, compared with $1.6 billion at September 30, 2011, and $1.5 billion at December 31, 2010. The Corporation maintained a strong capital position as tangible common equity to assets was 7.86% at December 31, 2011, compared with 7.75% at September 30, 2011 and 7.59% at December 31, 2010. The common cash dividend per share paid in the fourth quarter 2011 was $0.16.
LINE OF BUSINESS RESULTS

The Corporation manages its operations through the following primary lines of business: Commercial, Retail, Wealth and Other. Note 15 (Segment Information) to the consolidated financial statements provides performance data for these lines of business.

AVERAGE CONSOLIDATED BALANCE SHEETS (Unaudited)
Fully Tax-equivalent Interest Rates and Interest Differential

FIRSTMERIT CORPORATION AND SUBSIDIARIES

	Twelve months ended			Twelve months ended			Twelve months ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollar in thousands)
ASSETS
Cash and due from banks	$562,133			$728,723			$183,215
Investment securities and federal funds sold:
U.S. Treasury securities and U.S. Government agency obligations (taxable)	2,869,664	78,202	2.73%	2,554,538	87,019	3.41%	2,222,771	97,871	4.40%
Obligations of states and political subdivisions (tax exempt)	378,834	21,277	5.62%	348,832	21,455	6.15%	321,919	19,718	6.13%
Other securities and federal funds sold	301,786	8,842	2.93%	300,700	8,508	2.83%	204,272	8,394	4.11%
Total investment securities and federal funds sold	3,550,284	108,321	3.05%	3,204,070	116,982	3.65%	2,748,962	125,983	4.58%
Loans held for sale	22,467	1,045	4.65%	23,612	1,162	4.92%	19,289	1,032	5.35%
Noncovered loans, covered loans and loss share receivable	9,155,973	438,579	4.79%	8,529,303	433,308	5.08%	7,156,983	339,381	4.74%
Total earning assets	12,728,724	547,945	4.30%	11,756,985	551,452	4.69%	9,925,234	466,396	4.70%
Allowance for loan losses	(139,414)			(116,118)			(108,017)
Other assets	1,343,887			1,154,761			793,062
Total assets	$14,495,330			$13,524,351			$10,793,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand - non-interest bearing	2,969,137	—	—%	2,550,849	—	—	1,910,171	—	—%
Demand - interest bearing	893,062	816	0.09%	794,497	751	0.09%	656,367	600	0.09%
Savings and money market accounts	5,320,392	28,171	0.53%	4,303,815	31,912	0.74%	2,886,842	23,472	0.81%
Certificates and other time deposits	2,229,910	20,003	0.90%	2,801,270	32,713	1.17%	2,056,208	54,610	2.66%
Total deposits	11,412,501	48,990	0.43%	10,450,431	65,376	0.63%	7,509,588	78,682	1.05%
Securities sold under agreements to repurchase	925,803	3,344	0.36%	907,015	4,477	0.49%	1,013,167	4,764	0.47%
Wholesale borrowings	298,835	6,295	2.11%	510,799	13,998	2.74%	952,979	27,317	2.87%
Total interest bearing liabilities	9,668,002	58,629	0.61%	9,317,396	83,851	0.90%	7,565,563	110,763	1.46%
Other liabilities	309,838			340,485			267,835
Shareholders' equity	1,548,353			1,315,621			1,049,925
Total liabilities and shareholders' equity	$14,495,330			$13,524,351			$10,793,494
Net yield on earning assets	$12,728,724	489,316	3.84%	$11,756,985	467,601	3.98%	$9,925,234	355,633	3.58%
Interest rate spread			3.70%			3.79%			3.24%

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

Net interest income for the year ended December 31, 2011 was $479.6 million compared to $458.5 million for year ended December 31, 2010 and $348.8 million for the year ended December 31, 2009. For the purpose of this remaining discussion, net interest income is presented on a FTE basis, to provide a comparison among all types of interest earning assets. That is, interest on tax-free securities and tax-exempt loans has been restated as if such interest were taxed at the statutory federal income tax rate of 35% adjusted for the non-deductible portion of interest expense incurred to acquire the tax-free assets. Net interest income presented on a FTE basis is a financial measure that is calculated and presented other than in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and is widely used by financial services organizations. Therefore, Management believes these measures provide useful information for both management and investors by allowing them to make peer comparisons. The FTE adjustment for full year 2011 was $9.7 million compared with $9.1 million in 2010 and $6.9 million in 2009.

Net interest income presented on an FTE basis increased $21.7 million or 4.64% to $489.3 million in 2011 compared to $467.6 million in 2010 and $355.6 million in 2009.

The impact of changes in the volume of interest-earning assets and interest-bearing liabilities and interest rates on net interest income is illustrated in the following table.

CHANGES IN NET INTEREST INCOME- FULLY TAX-EQUIVALENT RATE/VOLUME ANALYSIS

	Years ended December 31,
	2011 and 2010			2010 and 2009
	Increase (Decrease) In Interest Income/Expense			Increase (Decrease) In Interest Income/Expense
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	( In thousands)
INTEREST INCOME -FTE
Investment securities and federal funds sold:
Taxable	$9,855	$(18,338)	$(8,483)	$16,856	$(27,594)	$(10,738)
Tax-exempt	1,765	(1,942)	(177)	1,655	81	1,736
Loans held for sale	(55)	(62)	(117)	218	(88)	130
Loans	30,813	(25,542)	5,271	68,458	25,469	93,927
Total interest income -FTE	42,378	(45,884)	(3,506)	87,187	(2,132)	85,055
INTEREST EXPENSE
Interest on deposits:
Demand-interest bearing	91	(26)	65	130	21	151
Savings and money market accounts	6,563	(10,304)	(3,741)	10,661	(2,221)	8,440
Certificates and other time deposits ("CDs")	(5,948)	(6,762)	(12,710)	15,434	(37,331)	(21,897)
Securities sold under agreements to repurchase	91	(1,224)	(1,133)	(516)	229	(287)
Wholesale borrowings	(4,946)	(2,757)	(7,703)	(12,166)	(1,153)	(13,319)
Total interest expense	(4,149)	(21,073)	(25,222)	13,543	(40,455)	(26,912)
Net interest income - FTE	$46,527	$(24,811)	$21,716	$73,644	$38,323	$111,967

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

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net interest income	$479,627	$458,519	$348,764
Tax equivalent adjustment	9,687	9,082	6,869
Net interest income - FTE	$489,314	467,601	355,633
Average earning assets	$12,728,724	$11,756,985	$9,925,234
Net interest margin	3.84%	3.98%	3.58%

The average yield on earning assets decreased from 4.69% in 2010 to 4.30% in 2011. Higher outstanding balances on total average earning assets in 2011 did not mitigate the decrease in average yield which caused interest income to decrease 3.5 million from year-ago levels. Average balances for investment securities were up from last year increasing interest income by $11.6 million, and lower rates earned on the securities decreased interest income by $20.3 million. Average loans outstanding, up from last year, increased 2011 interest income by $30.8 million and lower yields earned on the loans, decreased 2011 loan interest income by $25.5 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $16.4 million in 2011. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $7.7 million in 2011. The average yield on earning assets decreased one basis point from 4.70% in 2009 to 4.69% in 2010 decreasing interest income by $2.1 million. Higher outstanding balances on total average earning assets in 2010 caused interest income to increase $87.2 million from 2009 levels. At December 31, 2010, average balances for investment securities were up from 2009 increasing interest income by $18.5 million, while lower rates earned on the securities also decreased interest income by $27.5 million. Average loans outstanding, up from 2009, increased 2010 interest income by $68.5 million while higher yields earned on the loans increased 2010 loan interest $25.5 million. Higher outstanding balances on average deposits and lower rates paid on deposits caused interest expense to decrease $13.3 million in 2010 over 2009. Lower average outstanding balances on wholesale debt and lower rates paid caused interest expense to decrease by $13.3 million in 2010 over 2009.

The cost of funds for the year as a percentage of average earning assets decreased 25 basis points from 0.71% in 2010 to 0.46% in 2011. The cost of funds for the year as a percentage of average earning assets decreased 41 basis points from 1.12% in 2009 to 0.71% in 2010. The drop in interest rates was the primary factor in these decreases.

Other Income

Excluding investment securities gains, other income totaled $213.7 million in 2011, an increase of $2.0 million or 0.93% from 2010 and an increase of $9.4 million or 4.61% from 2009. Other income as a percentage of net revenue (FTE net interest income plus other income, less gains from securities) was 30.40% in 2011 compared to 31.16% in 2010 and 36.48% in 2009. Explanations for the most significant changes in the components of other income are discussed immediately after the following table.

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Trust department income	$22,396	$21,951	$20,683
Service charges on deposits	64,082	65,900	63,366
Credit card fees	49,539	49,010	46,512
ATM and other service fees	13,701	11,259	11,110
Bank owned life insurance income	14,820	14,949	13,740
Investment services and life insurance	8,228	9,451	10,008
Investment securities gains, net	11,081	855	6,037
Loan sales and servicing income	14,533	19,440	12,954
Gain on George Washington acquisition	—	1,041	—
Gain on post medical retirement curtailment	—	—	9,543
Other operating income	26,377	18,700	16,348
	$224,757	$212,556	$210,301

ATM and other service charge fees have increased $2.4 million or 21.69% in 2011 and increased $2.6 million or 23.32% over 2009 due to recent product introductions and pricing. Investment services and life insurance decreased $1.2 million or 12.94% in 2011over 2010 and decreased $1.8 million or 17.79% over 2009 due to a decline in fixed annuity sales in the low interest rate environment. During 2011, net gains on investment securities sold were $11.1 million, as compared to $0.9 million in 2010 and $6.0 million in 2009. During the second half of 2011, the Corporation initiated a balance sheet strategy to re-position the investment portfolio which has deleveraged the size of the investment portfolio with 17 basis points of increased yield. The proceeds of the deleveraging allowed high cost borrowings to be paid down. The investment portfolio re-positioning will continue through the first quarter of 2012. Loan sales and servicing income decreased year over year $4.9 million or 25.24% in 2011 and increased $1.6 million or 12.19% from 2009. This decrease in income during 2011 was primarily due to the recognition of $3.5 million in impairment on mortgage servicing rights. A $1.0 million gain was recognized from the acquisition of George Washington Savings Bank in the first quarter 2010. During the first quarter of 2009, the Corporation recorded $9.5 million due to the curtailment of the postretirement medical plan for active employees. Other operating income increased $7.7 million or 41.05% from 2010. Included in other operating income in 2011 was $6.9 million in gains on covered loans paid in full and recoveries of prior charge-offs on covered loans and $2.7 million of insurance reimbursement of legal costs incurred and previously expensed. The gain on covered loan payoffs represents the difference between the credit mark on the paid-off loans less the remaining associated indemnification asset.

Income Taxes

Income tax expense totaled $46.1 million in 2011 compared to $37.1 million in 2010 and $25.6 million in 2009. The effective income tax rate for the year ended December 31, 2011 was 27.83% compared to 26.49% and 23.79% for the years ended December 31, 2010 and 2009, respectively. Further income tax information is contained in Note 11 (Income Taxes) to the consolidated financial statements.

Other Expenses

Other expenses were $464.3 million in 2011 compared to $442.9 million in 2010 and $352.8 million in 2009, an increase of $21.5 million or 4.85% over 2010 and an increase of $111.5 million or 31.61% over 2009.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Salaries and wages	$180,685	$170,839	$132,643
Pension and employee benefits	59,677	50,477	43,263
Net occupancy expense	32,414	32,665	24,099
Equipment expense	27,959	27,664	24,301
Taxes, other than federal income taxes	5,778	7,875	6,496
Stationery, supplies and postage	10,691	11,438	8,907
Bankcard, loan processing, and other costs	32,226	31,572	31,467
Advertising	9,336	9,581	7,003
Professional services	23,229	29,357	16,414
Telephone	6,043	5,540	4,060
Amortization of intangibles	2,172	2,914	347
Hedge termination	—	—	3,877
FDIC expense	17,306	17,790	16,510
Other operating expense	56,829	45,148	33,430
	$464,345	$442,860	$352,817

Salaries and wages were $180.7 million in 2011, an increase of $9.8 million or 5.76% over 2010, as compared to an increase in salaries and wages from 2009 to 2010 of $38.2 million or 28.80%. The increase in 2010 over 2009 was attributable to the three acquisitions in Chicago during 2010 which are described in detail in Note 2 (Business Combinations) to the consolidated financial statements. Pension and employee benefit expenses were $59.7 million in 2011, an increase of $9.2 million or 18.23% from 2010. Note 12 (Benefit Plans) to the consolidated financial statements more fully describes the changes in pension and postretirement medical expenses. Net occupancy expenses were relatively flat compared to 2010 after an increase of $8.6 million or 35.55% in real estate taxes, building depreciation, and rent expense in 2010 over 2009 associated with properties acquired in the 2010 acquisitions. Professional services expenses decreased $6.1 million or 20.87% in 2011 over 2010. Professional services expenses were higher in 2010 due to the three acquisitions and related due diligence activities.

Other operating expense increased $11.7 million, or 25.87%, in 2011. Included in other operating expense in 2011 is $4.9 million of fees related to the early termination of repurchase agreements and FHLB advances as part of the Corporation's investment portfolio repositioning strategy and $1.3 million of expense related to an increase in the liability associated with the sale of our VISA Class B shares in 2008. Additionally, there was an increase in other real estate tax expense of $4.5 million or 157.5% in 2011 from 2010 which is attributable to the loans acquired in 2010 in the two Federal Deposit Insurance Corporation ("FDIC") acquisitions. Other expense in 2010 included additional travel expenses associated with the 2010 acquisitions and an increase of $4.0 million in managed asset costs. Other expense in 2009 included $3.9 million related to the discontinuation of hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans. In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter of 2009. In addition, this portfolio of interest rate swaps was terminated in January 2010.

The efficiency ratio for 2011 was 65.74% compared to 64.76% in 2010 and 62.95% in 2009. The “lower is better” efficiency ratio indicates the percentage of operating costs that are used to generate each dollar of net revenue - that is during 2011, 65.74 cents were spent to generate each $1 of net revenue. Net revenue is defined as net interest income, on an FTE basis, plus other income less gains from the sales of securities.

FINANCIAL CONDITION

Acquisitions

On February 19, 2010, FirstMerit Bank (the "Bank") completed the acquisition of certain assets and the transfer of certain liabilities with respect to 24 branches of First Bank located in the Chicago, Illinois, area. The Bank acquired assets with an acquisition date fair value of approximately $1.2 billion, including $275.6 million of loans, and $42.0 million of premises and equipment, and assumed $1.2 billion of deposits. The Bank received cash of $832.5 million to assume the net liabilities. FirstMerit Bank recorded a core deposit intangible asset of $3.2 million and goodwill of $48.3 million.

On February 19, 2010, the Bank entered into a purchase and assumption agreement along with loss sharing agreements ("Loss Share Agreements") with the FDIC, as receiver of George Washington Savings Bank ("George Washington"), to acquire deposits, loans, and certain other liabilities and certain assets in a whole-bank acquisition of George Washington. The Bank acquired assets with a fair value of approximately $369.3 million, including $177.8 million of loans, $15.4 million of investment securities, $58.0 million of cash and due from banks, $11.5 million in other real estate owned, and $408.4 million in liabilities, including $400.7 million of deposits. The Bank recorded a core deposit intangible asset of $1.0 million and received a cash payment from the FDIC of approximately $40.2 million. The loans and other real estate owned acquired are covered by Loss Share Agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the Loss Share Agreements, the Bank recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC’s portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $88.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $11.3 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in a gain on acquisition of $1.0 million, which is included in noninterest income in the consolidated statements of income and comprehensive income. On July 10, 2010, the Corporation successfully completed the operational and technical migration of George Washington.

On May 14, 2010, the Bank entered into a purchase and assumption agreement along with Loss Share Agreements with the FDIC, as receiver of Midwest Bank and Trust Company ("Midwest"), to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest. The Bank acquired assets with a fair value of approximately $3.2 billion, including $1.8 billion of loans, $564.2 million of investment securities, $279.4 million of cash and due from banks, $26.2 million in other real estate owned, and $3.0 billion in liabilities, including $2.3 billion of deposits. The Bank recorded a core deposit intangible asset of $7.4 million and made a cash payment to the FDIC of approximately $227.5 million. The loans and other real estate owned acquired are covered by Loss Share Agreements between the Bank and the FDIC which afford the Bank significant protection against future losses. As part of the Loss Share Agreements, the Bank recorded a loss share receivable from the FDIC that represents the estimated fair value of the FDIC's portion of the losses that are expected to be incurred and reimbursed to the Bank. The loss share receivable associated with the acquired covered loans was $260.7 million as of the date acquisition and is classified as part of covered loans in the consolidated balance sheets. The loss share receivable associated with the acquired other real estate owned was $2.2 million as of the date acquisition and is classified as part of other real estate covered by FDIC loss share in the consolidated balance sheets. The transaction resulted in goodwill of $272.1 million. On October 9, 2010, the Corporation successfully completed the operational and technical migration of Midwest.

The three acquisitions of First Bank, George Washington and Midwest were considered business combinations and accounted for under FASB ASC 805. All acquired assets and liabilities were recorded at their estimated fair value. The one year measurement period for the three acquisitions expired before June 30, 2011. Material adjustments to acquisition date estimated fair values were recorded in the period in which the acquisition occurred and, as a result, previously reported results are subject to change. Certain reclassifications of prior periods' amounts may also be made to conform to the current period's presentation and would have no effect on previously reported net income amounts.

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

See Note 2 (Business Combinations) in the notes to the consolidated financial statements for additional information related to the details of these transactions.

Investment Securities

Available-for-sale securities were $3.4 billion at December 31, 2011 compared to $3.0 billion at December 31, 2010. Available-for-sale securities are held primarily for liquidity, interest rate risk management and long-term yield enhancement. Accordingly, the Corporation’s investment policy is to invest in securities with low credit risk, such as U.S. Treasury securities, U.S. Government agency obligations, state and political obligations, mortgage-backed securities (“MBSs”) and corporate bonds. The $366.5 million increase in available-for-sale securities year over year reflects Management's efforts to maintain a high quality portfolio and manage the Corporation's interest rate risk profile. As part of a newly identified balance sheet strategy, the available-for-sale investment portfolio is being repositioned by liquidating the lowest yielding securities, with a small portion of the proceeds being used to pay down high-cost wholesale funding, and the remaining proceeds being invested into higher yielding securities. Management has identified an opportunity to reposition the investment portfolio to enhance yields. As part of this repositioning strategy, the duration of investment portfolio will be extended approximately one year. Historically, the Corporation has maintained the duration of the investment portfolio at 1.2 years. During the year ended December 31, 2011, net realized gains of $11.1 million from the sale of available-for-sale securities were recorded as a result of the aforementioned activities.

Held-to-maturity securities totaled $82.8 million at December 31, 2011 compared to $60.0 million at December 31, 2010 and consist principally of securities issued by state and political subdivisions.

Other investments totaled $140.7 million at December 31, 2011 compared to $160.8 million at December 31, 2010 and consisted primarily of include FHLB and Federal Reserve Bank (“FRB”) stock. The Corporation redeemed $20.3 million in FHLB Chicago stock in the quarter ended December 31, 2011.

Net unrealized gains on the investment securities portfolio were $85.0 million at December 31, 2011, compared to $55.3 million at December 31, 2010.

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

Gross unrealized losses of $17.8 million as of December 31, 2011, compared to $21.3 million at December 31, 2010 were concentrated within trust preferred securities held in the investment portfolio. The Corporation holds eight, single issuer, trust preferred securities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the bank issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by market conditions which have caused risk premiums to increase resulting in the decline in the fair value of the Corporation’s trust preferred securities.

Further detail of the composition of the securities portfolio and discussion of the results of the most recent OTTI assessment are in Note 3 (Investment Securities) in the notes to the consolidated financial statements.

Loans

Loans acquired under Loss Share Agreements with the FDIC include the amounts of expected reimbursements from the FDIC and are presented as “covered loans” below. Loans not subject to Loss Share Agreements are presented below as “noncovered loans”. Acquired loans are initially measured at fair value as of the acquisition date. Fair value measurements include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

Total noncovered loans outstanding at year end 2011 increased $546.9 million or 7.59% to $7.7 billion compared to $7.2 billion one year ago. This increase was driven primarily by higher commercial loans which increased 12.82% in 2011 due to the Corporation’s expansion into the Chicago, Illinois area. This growth was also attributable to increases in asset-based lending as well as new business within the capital markets and healthcare lines of business. While the Corporation is adding new commercial loans in both its core Ohio and newer Chicago, Illinois markets, low credit line utilization by existing customers is mitigating new loan production with respect to the overall portfolio balances.

Residential mortgage loans are originated and then sold into the secondary market or held in portfolio. Low interest rates during 2011 resulted in an increase in mortgage loan originations and refinancings and an increase of $9.8 million or 2.43% in total residential mortgage loans year over year. The majority of new loans have been retained in the portfolio rather than sold in the secondary market.

Outstanding home equity loan balances decreased $5.4 million or 0.72% from 2010 and installment loans decreased $45.2 million or 3.45% reflecting continued consumer loans pay downs.

Credit card loans decreased $3.2 million or 2.11% from 2010.

Total covered loans, including the loss share receivable, decreased from December 31, 2010 by $479.6 million or 24.26%. The covered loan portfolio will continue to decline, through payoffs, charge-offs, termination or expiration of loss share coverage, unless the Corporation acquires additional loans subject to loss share agreements in the future.

The following table breaks down outstanding loans by category. There is no predominant concentration of loans in any particular industry or group of industries.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Commercial loans	$5,107,747	$4,527,497	$4,066,522	$4,352,730	$3,906,448
Mortgage loans	413,664	403,843	463,416	547,125	577,219
Installment loans	1,263,665	1,308,860	1,425,373	1,574,587	1,598,832
Home equity loans	743,982	749,378	753,112	733,832	691,922
Credit card loans	146,356	149,506	153,525	149,745	153,732
Leases	73,530	63,004	61,541	67,594	73,733
Total noncovered loans	7,748,944	7,202,088	6,923,489	7,425,613	7,001,886
Less allowance for noncovered loan losses	107,699	114,690	115,092	103,757	94,205
Net noncovered loans	7,641,245	7,087,398	6,808,397	7,321,856	6,907,681
Covered loans	1,497,140	1,976,754	—	—	—
Less allowance for covered loan losses	36,417	13,733	—	—	—
Net covered loans	1,460,723	1,963,021	—	—	—
Net loans	$9,101,968	$9,050,419	$6,808,397	$7,321,856	$6,907,681

The Corporation has approximately $4.0 billion of loans secured by real estate. Approximately 92.55% of the property underlying these loans is located within the Corporation's primary market area of Ohio, Western Pennsylvania, and Chicago, Illinois.

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

In 2010, the Bank acquired $177.8 million and $1.8 billion of loans in conjunction with the FDIC assisted acquisitions of George Washington and Midwest, respectively. All loans acquired in the George Washington and Midwest acquisitions were acquired with Loss Share Agreements. The Corporation has elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect.

The following table provides a maturity of both noncovered and covered loans, excluding the loss share receivable.

	As of December 31, 2011
	Commercial loans	Mortgage loans	Installment loans	Home equity loans	Credit card loans	Leases
		(In thousands)
Due in one year or less	$2,428,287	$167,826	$421,299	$288,753	$95,951	$36,840
Due after one year but within five years	3,464,508	286,916	735,116	573,576	49,722	34,230
Due after five years	245,959	42,977	120,720	44,597	683	2,460
Total	$6,138,754	$497,719	$1,277,135	$906,926	$146,356	$73,530
Loans due after one year with interest at
a predetermined fixed rate	$1,696,130	$188,465	$854,833	$181,843	$12,064	$36,690
Loans due after one year with interest at
a floating rate	2,014,337	141,428	1,003	436,330	38,341	-
Total	$3,710,467	$329,893	$855,836	$618,173	$50,405	$36,690
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The Corporation maintains what Management believes is an adequate allowance for loan losses. The Corporation and the Bank regularly analyze the adequacy of their allowance through ongoing review of trends in risk ratings, delinquencies, nonperforming assets, charge-offs, economic conditions, and changes in the composition of the loan portfolio. Notes 1 (Summary of Significant Accounting Polices) and 4 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements provide detailed information regarding the Corporation’s credit policies and practices.

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

Acquired loans are recorded at acquisition date at their acquisition date fair values, and, therefore, are excluded from the calculation of loan loss reserves as of the acquisition date. To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the year ended December 31, 2011, the Corporation increased its allowance for covered loan losses to $36.4 million to reserve for estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $62.9 million and an increase of $42.6 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

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

At December 31, 2011 the allowance for noncovered loan losses was $107.7 million or 1.41% of noncovered loans outstanding, compared to $114.7 million or 1.65% at year end 2010. The allowance equaled 166.64% of nonperforming loans at year end 2011 compared to 109.56% at year end 2010. During 2008 additional reserves or "Q" factors were established to address identified risks. These reserves totaled $14.5 million at year end 2011 and $12.5 million at year end 2010. The increase in the additional allocation augmented the increase in the calculated loss migration analysis as the loans were downgraded during 2010. Nonperforming assets have decreased by $42.4 million over 2010 primarily attributable to the improving economic conditions and extensive loan work out activities.

Net charge-offs were $61.0 million in 2011 compared to $84.2 million in 2010 and $87.1 million in 2009. As a percentage of average loans outstanding, net charge-offs and allowance for loans held for sale equaled 0.85% in 2011, 1.23% in 2010 and 1.22% in 2009. Losses are charged against the allowance for loan losses as soon as they are identified.

The reserve for unfunded lending commitments at December 31, 2011, 2010 and 2009 was $6.4 million, $8.8 million and $5.8 million, respectively. Binding unfunded lending commitments include items such as letters of credit, financial guarantees and binding unfunded loan commitments. The allowance for credit losses, which includes both the allowance for loan losses and the reserve for unfunded lending commitments, amounted to $114.1 million at year-end 2011, $123.5 million at year-end 2010 and $120.8 million at year-end 2009.

The following tables display the components of the allowance for noncovered loan losses at December 31, 2011, 2010 and 2009.

	At December 31, 2011
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	8,269	45,407	—	33,571	4,763	2,202	17,398	111,610
Allowance	2,497	1,698	—	1,382	31	108	1,364	7,080
Collective Loan Impairment Components:
Credit risk-graded loans								—
Grade 1 loan balance	37,607	—	10,636					48,243
Grade 1 allowance	15	—	6					21
Grade 2 loan balance	122,124	4,833	—					126,957
Grade 2 allowance	117	12	—					129
Grade 3 loan balance	479,119	266,134	5,868					751,121
Grade 3 allowance	756	1,015	9					1,780
Grade 4 loan balance	1,973,671	1,789,722	57,026					3,820,419
Grade 4 allowance	17,643	16,968	326					34,937
Grade 5 (Special Mention) loan balance	50,789	63,525	—					114,314
Grade 5 allowance	2,226	2,841	—					5,067
Grade 6 (Substandard) loan balance	77,123	99,644	—					176,767
Grade 6 allowance	9,109	14,496	—					23,605
Grade 7 (Doubtful) loan balance	—	263	—					263
Grade 7 allowance	—	—	—					—
Consumer loans based on payment status:
Current loan balances				1,207,488	715,282	141,338	370,870	2,434,978
Current loans allowance				12,286	4,619	5,158	3,045	25,108
30 days past due loan balance				11,531	2,627	1,090	11,778	27,026
30 days past due allowance				1,333	623	529	498	2,983
60 days past due loan balance				3,388	778	707	2,059	6,932
60 days past due allowance				1,104	442	530	315	2,391
90+ days past due loan balance				5,167	1,241	1,019	9,719	17,146
90+ days past due allowance				1,876	1,051	1,044	627	4,598
Total loans	$2,748,702	$2,269,528	$73,530	$1,261,145	$724,691	$146,356	$411,824	$7,635,776
Total Allowance for Loan Losses	$32,363	$37,030	$341	$17,981	$6,766	$7,369	$5,849	$107,699

	At December 31, 2010
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$—	$38,377	$—	$—	$—	$—	$9,705	$48,082
Allowance	—	5,440	—	—	—	—	741	6,181
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	66,802	16,688	8,069					91,559
Grade 1 allowance	38	—	8					46
Grade 2 loan balance	64,740	11,162	—					75,902
Grade 2 allowance	93	29	—					122
Grade 3 loan balance	260,351	318,260	11,414					590,025
Grade 3 allowance	694	1,214	35					1,943
Grade 4 loan balance	1,476,930	1,637,192	43,210					3,157,332
Grade 4 allowance	18,113	48,996	415					67,524
Grade 5 (Special Mention) loan balance	61,284	95,210	311					156,805
Grade 5 allowance	2,814	3,749	17					6,580
Grade 6 (Substandard) loan balance	55,720	187,590	—					243,310
Grade 6 allowance	8,012	13,111	—					21,123
Grade 7 (Doubtful) loan balance	2	—	—					2
Consumer loans based on payment status:
Current loan balances				1,279,307	722,351	145,624	375,022	2,522,304
Current loans allowance				16,597	5,472	8,148	3,621	33,838
30 days past due loan balance				14,486	2,500	1,570	10,574	29,130
30 days past due allowance				1,954	668	871	408	3,901
60 days past due loan balance				4,491	755	975	1,665	7,886
60 days past due allowance				1,643	441	759	194	3,037
90+ days past due loan balance				7,059	744	1,337	5,110	14,250
90+ days past due allowance				1,361	636	1,329	402	3,728
Total loans	$1,985,829	$2,304,479	$63,004	$1,305,343	$726,350	$149,506	$402,076	$6,936,587
Total Allowance for Loan Losses	$29,764	$39,206	$475	$21,555	$7,217	$11,107	$5,366	$114,690

	At December 31, 2009
	Loan Type
		CRE and			Home Equity	Credit	Residential
Allowance for Loan Losses Components:	C & I	Construction	Leases	Installment	Lines	Cards	Mortgages	Total
(In thousands)
Individually Impaired Loan Component:
Loan balance	$17,480	$50,345	$—	$—	$—	$—	$—	$67,825
Allowance	3,678	6,849	—	—	—	—	—	10,527
Collective Loan Impairment Components:
Credit risk-graded loans
Grade 1 loan balance	75,598	1,178	7,441					84,217
Grade 1 allowance	47	—	6					53
Grade 2 loan balance	59,946	74,839	67					134,852
Grade 2 allowance	52	88	—					140
Grade 3 loan balance	316,535	517,338	15,246					849,119
Grade 3 allowance	579	1,137	36					1,752
Grade 4 loan balance	1,030,872	1,647,918	38,179					2,716,969
Grade 4 allowance	8,666	16,306	257					25,229
Grade 5 (Special Mention) loan balance	42,066	40,748	30					82,844
Grade 5 allowance	1,224	1,873	1					3,098
Grade 6 (Substandard) loan balance	83,884	107,635	578					192,097
Grade 6 allowance	7,616	12,558	53					20,227
Grade 7 (Doubtful) loan balance	68	72	—					140
Grade 7 allowance	1	3	—					4
Consumer loans based on payment status:
Current loan balances				1,396,198	748,207	146,906	428,150	2,719,461
Current loans allowance				18,038	5,829	8,106	3,304	35,277
30 days past due loan balance				18,057	2,306	2,245	13,515	36,123
30 days past due allowance				2,813	677	1,178	571	5,239
60 days past due loan balance				5,919	1,678	1,622	4,301	13,520
60 days past due allowance				2,461	1,081	1,217	617	5,376
90+ days past due loan balance				5,199	921	2,752	17,450	26,322
90+ days past due allowance				3,458	912	2,618	1,182	8,170
Total loans	$1,626,449	$2,440,073	$61,541	$1,425,373	$753,112	$153,525	$463,416	$6,923,489
Total Allowance for Loan Losses	$21,863	$38,814	$353	$26,770	$8,499	$13,119	$5,674	$115,092

A five-year summary of activity in the allowance for noncovered loan losses follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for noncovered loan losses at January 1,	$114,690	$115,092	$103,757	$94,205	$91,342

Noncovered loans charged off:
Commercial	31,943	39,766	39,685	16,318	7,856
Mortgage	4,819	5,156	4,960	4,696	5,026
Installment	25,839	34,054	31,622	24,740	18,343
Home equity	8,691	7,912	7,200	4,153	4,151
Credit cards	7,846	13,577	13,558	9,821	8,497
Leases	778	896	97	26	41
Overdrafts	2,852	3,171	2,591	2,634	234
Total	82,768	104,532	99,713	62,388	44,148
Noncovered Recoveries:
Commercial	2,703	1,952	890	2,388	4,351
Mortgage	221	263	270	76	44
Installment	13,639	13,047	8,329	7,071	8,021
Home equity	1,985	1,599	494	851	1,265
Credit cards	2,264	2,199	1,710	1,831	1,842
Manufactured housing	119	156	171	247	323
Leases	37	267	57	104	286
Overdrafts	774	864	694	769	44
Total	21,742	20,347	12,615	13,337	16,176
Net charge-offs	$61,026	$84,185	$87,098	$49,051	$27,972
Provision for noncovered loan losses	$54,035	$83,783	$98,433	$58,603	$30,835
Allowance for noncovered loan losses at December 31,	107,699	114,690	115,092	103,757	94,205
Average loans outstanding *	7,217,349	6,818,962	7,156,983	7,203,946	6,971,464
Ratio to average loans: *
Net charge-offs	0.85%	1.23%	1.22%	0.68%	0.40%
Provision for noncovered loan losses	0.75%	1.23%	1.38%	0.81%	0.44%
Loans outstanding at end of year *	$7,635,776	$6,937,142	$6,923,489	$7,425,613	$7,001,886
Allowance for noncovered loan losses: *
As a percent of loans outstanding at end of year	1.41%	1.65%	1.68%	1.40%	1.35%
As a multiple of net charge-offs	1.76	1.36	1.32	2.12	3.37

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

Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The assessment process includes reviewing a borrower’s current financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. Commercial loans are reviewed on an annual, quarterly or rotational basis or as Management becomes aware of information during a borrower’s ability to fulfill its obligation. For consumer loans, Management evaluates credit quality based on the aging status of the loan as well as by payment activity, which is presented in the above tables.

Notes 1 (Summary of Significant Accounting Policies) and 4 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements, provide detailed information regarding the Corporation’s credit policies and practices and the credit-risk grading process for commercial loans.

Nonperforming Loans are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•
Restructured loans on which, due to a borrower experiencing financial difficulties or expected to experience difficulties in the near-term, the original terms of the loan are modified to maximize the collection of amounts due.

Nonperforming Assets are defined as follows:

•	Nonaccrual loans on which interest is no longer accrued because its collection is doubtful.

•
Restructured loans on which, due to a borrower experiencing financial difficulties or expected to experience difficulties in the near-term, the original terms of the loan are modified to maximize the collection of amounts due.

•	Other real estate (ORE) acquired through foreclosure in satisfaction of a loan.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonperforming loans:
Nonperforming commercial loans	$55,755	$89,828	$74,033	$40,195	$21,513
Other nonaccrual loans	8,876	14,859	17,639	12,007	9,920
Total nonperforming loans	64,631	104,687	91,672	52,202	31,433
Other real estate	16,463	18,815	9,329	5,324	5,829
Total nonperforming assets	$81,094	$123,502	$101,001	$57,526	$37,262
Loans past due 90 days or more accruing interest	$8,866	$22,017	$35,025	$23,928	$11,702
Total nonperforming assets as a percentage of total loans and ORE	1.06%	1.78%	1.48%	0.77%	0.53%

Credit quality improved throughout 2011. Total nonperforming assets as of December 31, 2011 were $81.1 million, a decrease of $42.4 million or 34.34% from December 31, 2010. Total legacy loans past due 30-89 days totaled $47.5 million at December 31, 2011, a decrease of $20.3 million or 29.98% from December 31, 2010. Delinquency trends are observable in the Allowance for Loan Loss Allocation tables within this section. Commercial nonperforming loans decreased $34.1 million or 37.93% from December 31, 2010 reflecting movement of assets for disposition into other real estate along with loan payments and charge-downs. New nonperforming commercial loans have continued to decline from December 31, 2010 through December 31, 2011. Total other real estate decreased $2.4 million or 12.50% from December 31, 2010 reflecting the disposition of foreclosed properties and a slow down in new foreclosures. As of December 31, 2011, other real estate includes $0.5 million of vacant land no longer considered for branch expansion.

Net charge offs within the consumer portfolio were $29.0 million for the year ended December 31, 2011 compared to $43.4 million for the year ended December 31, 2010. Average FICO scores on the consumer portfolio subcomponents are excellent with average scores on installment loans at 716, home equity lines at 775, residential mortgages at 722 and credit cards at 772.

During 2011, 2010 and 2009 total nonperforming loans earned $.68 million, $.03 million and $.52 million in interest income, respectively. Had they been paid in accordance with the payment terms in force prior to being considered impaired, on nonaccrual status, or restructured, such loans would have earned $37.5 million, $15.7 million and $5.5 million in interest income for the years ended December 31, 2011, 2010 and 2009, respectively.

Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2011, accruing legacy loans 90 days or more past due totaled $11.4 million compared to $22.5 million at December 31, 2010. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. When a loan is placed on nonaccrual status, interest deemed uncollectible which had been accrued in prior years is charged against the allowance for loan losses and interest deemed uncollectible accrued in the current year is reversed against interest income. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Payments subsequently received on nonaccrual loans are generally applied to principal. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires timely principal and interest payments for a minimum of six consecutive payment cycles. Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors.

The following table is a nonaccrual commercial loan flow analysis:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010
	(In thousands)
Nonaccrual commercial loans beginning of period	$59,928	$63,688	$71,247	$89,828	$91,646
Credit Actions:
New	11,342	9,232	5,219	7,876	20,385
Loan and lease losses	(648)	(5,047)	(4,469)	(4,717)	(5,750)
Charged down	(6,769)	(3,987)	(3,877)	(3,207)	(7,679)
Return to accruing status	(119)	(38)	(334)	(524)	(1,829)
Payments	(7,979)	(3,920)	(4,098)	(18,009)	(6,945)
Sales	—	—	—	—	—
Nonaccrual commercial loans end of period	$55,755	$59,928	$63,688	$71,247	$89,828

Excludes acquired loans

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as troubled debt restructurings ("TDRs"). In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered. Concessionary modifications are classified as TDRs unless the modification is short-term (30 to 90 days) and considered to be an insignificant delay while awaiting additional information from the borrower. All amounts due, including interest accrued at the contractual interest rate, are expected to be collected. TDRs return to accrual status once the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms over several payment cycles. A sustained period of repayment performance would be a minimum of six consecutive payment cycles from the date of restructure.

Our TDR portfolio, excluding covered loans, is predominately composed of consumer installment loans, first and second lien residential mortgages and home equity lines of credit which total, in aggregate, $57.9 million or 79.43% of our total TDR portfolio as of December 31, 2011. We restructure residential mortgages in a variety of ways to help our clients remain in their homes and to mitigate the potential for additional losses. The primary restructuring methods being offered to our residential clients are reductions in interest rates and extensions in terms. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by Loss Share Agreements.  The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac.

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

Deposits, Securities Sold Under Agreements to Repurchase and Wholesale Borrowings

Average deposits for 2011 totaled $11.4 billion compared to $10.5 billion in 2010. The Corporation has successfully executed a strategy to increase the concentration of lower cost deposits within the overall deposit mix by focusing on growth in checking, money market and savings account products with less emphasis on renewing maturing certificate of deposit accounts. In addition to efficiently funding balance sheet growth, the increased concentration in core deposit accounts generally deepens and extends the length of customer relationships.

The following table provides additional information about the Corporation’s deposit products and their respective rates over the past three years.

	At December 31 ,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Demand deposits- noninterest-bearing	$2,969,137	—%	$2,550,849	—%	$1,910,171	—%
Demand deposits- interest-bearing	893,062	0.09%	794,497	0.09%	656,367	0.09%
Savings and money market accounts	5,320,392	0.53%	4,303,815	0.74%	2,886,842	0.81%
Certificates and other time deposits	2,229,910	0.90%	2,801,270	1.17%	2,056,208	2.66%
Total customer deposits	11,412,501	0.43%	10,450,431	0.63%	7,509,588	1.05%
Securities sold under agreements to repurchase	925,803	0.36%	907,015	0.49%	1,013,167	0.47%
Wholesale borrowings	298,835	2.11%	510,799	2.74%	952,979	2.87%
Total funds	$12,637,139		$11,868,245		$9,475,734

Total average demand deposits comprised 33.84% of average deposits in 2011 compared to 32.01% in 2010 and 34.18% in 2009. Savings accounts, including money market products, made up 46.62% of average deposits in 2011 compared to 41.18% in 2010 and 38.44% in 2009. Certificates and other time deposits made up 19.54% of average deposits in 2011, 26.81% in 2010 and 27.38% in 2009.

The average cost of deposits, securities sold under agreements to repurchase and wholesale borrowings was down 29 basis points compared to one year ago, or 47.54% in 2011 due to a drop in interest rates.

The following table summarizes certificates and other time deposits in amounts of $100 thousand or more as of year end 2011 by time remaining until maturity.

Amount
Time until maturity:	(In thousands)
Under 3 months	$127,167
3 to 6 months	287,606
6 to 12 months	137,324
Over 12 months	25,167
Total	$577,264

Capital Resources

The capital management objectives of the Corporation are to provide capital sufficient to cover the risks inherent in the Corporation’s businesses, to maintain excess capital to well-capitalized standards and to assure ready access to the capital markets.

Shareholders' Equity

Shareholders’ equity was $1.6 billion at December 31, 2011, compared with $1.5 billion at December 31, 2010. As of December 31, 2011, the annual common share dividend was $0.64. The market price ranges of the Corporation’s common shares and dividends by quarter for each of the last two years is shown in Item 5, Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Capital Availability

On January 9, 2009, the Corporation completed the sale to the Treasury of $125.0 million of newly issued FirstMerit non-voting preferred shares as part of the TARP Capital Purchase Program. FirstMerit issued and sold to the Treasury for an aggregate purchase price of $125.0 million in cash (1) 125,000 shares of FirstMerit’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share, and (2) a warrant to purchase 952,260 FirstMerit common shares, at an exercise price of $19.69 per share.

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

The Corporation has Distribution Agency Agreements pursuant to which the Corporation, from time to time, may offer and sell common shares of the Corporation’s common stock. The Corporation sold 3.9 million shares with an average value of $20.91 per share and 4.3 million shares with an average value of $18.98 per share during the years ended December 31, 2010 and 2009, respectively.

During the quarter ended June 30, 2010, the Corporation closed and completed a sale of a total of 17,600,160 common shares, no par value, at $19.00 per share in a public underwritten offering. The net proceeds from the offering were approximately $320.1 million after deducting underwriting discounts, commissions and expenses of the offering.

Capital Adequacy

Capital adequacy is an important indicator of financial stability and performance. The Corporation maintained a strong capital position with tangible common equity to assets of 7.86% at December 31, 2011, compared with 7.59% at December 31, 2010.

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

The George Washington and Midwest FDIC assisted acquisitions resulted in the recognition of loss share receivables from the FDIC, which represents the fair value of estimated future payments by the FDIC to the Corporation for losses on covered assets. The FDIC loss share receivables, as well as covered assets, are risk-weighted at 20% for regulatory capital requirement purposes.

As of December 31, 2011, the Corporation, on a consolidated basis, as well as the Bank, exceeded the minimum capital levels of the well capitalized category.

	At December 31,
	2011			2010			2009
	(Dollars in thousands)
Consolidated
Total equity	$1,565,953	10.84%	$	$1,507,715	10.67%	$	$1,065,627	10.11%
Common equity	1,565,953	10.84%		1,507,715	10.67%		1,065,627	10.11%
Tangible common equity (a)	1,097,670	7.86%		1,037,260	7.59%		924,871	8.89%
Tier 1 capital (b)	1,119,892	11.48%		1,061,466	11.57%		971,013	12.09%
Total risk-based capital (c)	1,242,177	12.73%		1,176,429	12.82%		1,071,682	13.34%
Leverage (d)	1,119,892	7.95%		1,061,466	7.61%		971,013	9.39%

	At December 31,
	2011			2010			2009
Bank Only
Total equity	$1,483,743	10.29%		$1,421,123	10.07%		$946,626	9.00%
Common equity	1,483,743	10.29%		1,421,123	10.07%		946,626	9.00%
Tangible common equity (a)	1,015,460	7.28%		950,668	6.97%		806,223	7.77%
Tier 1 capital (b)	1,033,171	10.62%		970,566	10.58%		826,517	10.31%
Total risk-based capital (c)	1,150,675	11.82%		1,081,203	11.79%		922,919	11.51%
Leverage (d)	1,033,171	7.35%		970,566	6.90%		826,517	8.00%

a) Common equity less all intangibles; computed as a ratio to total assets less intangible assets.
b) Shareholders' equity less goodwill; computed as a ratio to risk-adjusted assets, as defined in the 1992 risk-based capital guidelines.
c) Tier 1 capital plus qualifying loan loss allowance, computed as a ratio to risk adjusted assets as defined in the 1992 risk-based capital guidelines.
d) Tier 1 capital computed as a ratio to the latest quarter's average assets less goodwill.

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

Presented below is the Corporation’s interest rate risk profile as of December 31, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in Net Interest Income:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2011	-4.40%	2.38%	4.39%	5.76%
December 31, 2010	*	2.79%	5.44%	7.36%

* Modeling for the decrease in 100 basis points scenario was suspended in 2010 due to the rate environment.

Modeling the sensitivity of net interest earnings to changes in market interest rates is highly dependent on numerous assumptions incorporated into the modeling process. To the extent that actual performance is different than what was assumed, actual net interest earnings sensitivity may be different than projected. The assumptions used in the models are Management's best estimate based on studies conducted by the ALCO department. The ALCO department uses a data-warehouse to study interest rate risk at a transactional level and uses various ad-hoc reports to refine assumptions continuously. Assumptions and methodologies regarding administered rate liabilities (e.g., savings, money market and interest-bearing checking accounts), balance trends, and repricing relationships reflect management's best estimate of expected behavior and these assumptions are reviewed regularly.

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

Presented below is the Corporation’s EVE profile as of December 31, 2011 and 2010:

	Immediate Change in Rates and Resulting Percentage Increase/(Decrease) in EVE:
	-100 basis points	+100 basis points	+200 basis points	+300 basis points
December 31, 2011	1.19%	2.36%	3.25%	3.88%
December 31, 2010	*	4.40%	5.93%	7.11%

* Modeling for the decrease in 100 basis points scenario was suspended in 2010 due to the rate environment.

Management reviews and takes appropriate action if this analysis indicates that the Corporation’s EVE will change by more than 5% in response to an immediate 100 basis point increase in interest rates or EVE will change by more than 15% in response to an immediate 200 basis point increase or decrease in interest rates. The Corporation is operating within these guidelines.

Interest rate sensitivity analysis. The Corporation analyzes the historical sensitivity of its interest bearing transaction accounts to determine the portion that it classifies as interest rate sensitive versus the portion classified over one year. The following analysis divides interest bearing assets and liabilities into maturity categories and measures the “GAP” between maturing assets and liabilities in each category. The analysis shows that assets maturing within one year exceed liabilities maturing within the same period by $3.4 billion. Focusing on estimated repricing activity within one year, the Corporation was in an asset sensitive position at December 31, 2011 as illustrated in the following table.

	1-30 Days	31-60 Days	61-90 Days	91-180 Days	181-365 Days	Over 1 Year	Total
	(In thousands)
Interest Earning Assets:
Loans and leases	$4,870,159	$138,453	$133,181	$391,347	$631,571	$3,111,450	$9,276,161
Investment securities and federal funds sold	164,349	77,980	243,657	190,271	453,805	2,446,981	3,577,043
Total Interest Earning Assets	5,034,508	216,433	376,838	581,618	1,085,376	5,558,431	12,853,204
Interest Bearing Liabilities:
Demand - interest bearing	68,185	63,406	170,440	—	—	760,865	1,062,896
Savings and money market accounts	3,689,577	185,368	340,463	5,171	—	1,374,830	5,595,409
Certificate and other time deposits	197,165	106,734	97,808	239,878	585,299	516,195	1,743,079
Securities sold under agreements to repurchase	866,265	—	—	—	—	—	866,265
Wholesale borrowings	25,041	12	9	246	26,141	152,013	203,462
Total Interest Bearing Liabilities	4,846,233	355,520	608,720	245,295	611,440	2,803,903	9,471,111
Total GAP	$188,275	$(139,087)	$(231,882)	$336,323	$473,936	$2,754,528	$3,382,093
Cumulative GAP	$188,275	$49,188	$(182,694)	$153,629	$627,565	$3,382,093

Management of interest rate exposure. Management uses the results of its various simulation analysis to formulate strategies to achieve desired risk profile within the parameters of the Corporation’s capital and liquidity guidelines. Specifically, Management actively manages interest rate risk positions by using derivatives predominately in the form of interest rate swaps, which modify the interest rate characteristics of certain assets and liabilities. For more information about how the Corporation uses interest rate swaps to manage its balance sheet, see Note 1 (Summary of Significant Accounting Policies) and Note 17 (Derivatives and Hedging Activities) in the notes to the consolidated financial statements.

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

The treasury group is responsible for identifying, measuring and monitoring the Corporation's liquidity profile. The position is evaluated daily, weekly and monthly by analyzing the composition of all funding sources, reviewing projected liquidity commitments by future month and identifying sources and uses of funds. The overall management of the Corporation's liquidity position is also integrated into retail deposit pricing policies to ensure a stable core deposit base.

The Corporation’s primary source of liquidity is its core deposit base, raised through its retail branch system. Core deposits comprised approximately 84.75% of total deposits at December 31, 2011. The Corporation also has available unused wholesale sources of liquidity, including advances from the FHLB of Cincinnati, issuance through dealers in the capital markets and access to certificates of deposit issued through brokers. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled $1.3 billion at December 31, 2011.

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

Parent Company Liquidity - The Corporation manages its liquidity principally through dividends from the Bank. The Corporation has sufficient liquidity to service its debt; support customary corporate operations and activities (including acquisitions) at a reasonable cost, in a timely manner and without adverse consequences; as well as pay dividends to shareholders.

During the year ended December 31, 2011, the Bank paid $70.0 million in dividends to the Corporation. As of December 31, 2011, the Bank had an additional $197.3 million available to pay dividends without regulatory approval.

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

Recent Market and Regulatory Developments. In response to the current national and international economic recession, and in efforts to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act is the most comprehensive change to banking laws and the financial regulatory environment since the Great Depression of the 1930s. The Dodd-Frank Act affects almost every aspect of the nation's financial services industry and mandates change in several key areas, including regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection.

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

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Minimum global liquidity standards under Basel III are meant to ensure banks maintain adequate levels of liquidity on both a short and medium to longer horizon. Expected liquidity standard implementation dates are January 1, 2015 and January 1, 2018. When implemented by the federal banking agencies and fully phased-in, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. When fully phased in on January 1, 2019, Basel III will require banking institutions to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” Regulations by the federal banking agencies implementing Basel III are expected to be proposed in mid-2012, with adoption of final regulations unknown. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits federal banking agencies to adopt regulations affecting capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may differ substantially from the currently published final Basel III framework. Requirements of higher capital levels or higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

Contractual Obligations

The Corporation has various contractual obligations which are recorded as liabilities in its consolidated financial statements. The following table summarizes the Corporation’s significant obligations at December 31, 2011 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due in
	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
	(In thousands)
Deposits without a stated maturity (a)		$9,688,530	$9,688,530	$—	$—	$—
Consumer and brokered certificates of deposits (a)		1,743,079	1,193,658	498,447	25,068	25,906
Federal funds purchased and security repurchase agreements	10	866,265	866,265	—	—	—
Long-term debt	10	203,462	50,057	39,647	78,158	35,600
Operating leases (b)	18	42,216	7,746	12,070	8,979	13,421
Capital lease obligations (c)	18	—	—	—	—	—
Purchase obligations (c)	18	—	—	—	—	—
Reserves for uncertain tax positions (d)	11	2,437	2,437	—	—	—
Total		$12,545,989	$11,808,693	$550,164	$112,205	$74,927

(a) Excludes interest.
(b) The Corporation's operating lease obligations represent commitments under noncancelable operating leases on branch facilities.
(c) There were no material purchase or capital lease obligations outstanding at December 31, 2011.
(d) Gross unrecognized income tax benefits.

Commitments and Off-Balance Sheet Arrangements

The following table details the amounts and expected maturities of significant commitments and off-balance sheet arrangements as of December 31, 2011. Additionally details of these commitments are provided in the footnotes to the consolidated financial statements, as referenced in the following table:

		Payments Due in
	Financial Statement Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
		(In thousands)
Commitments to extend credit (e)	18	$4,045,063	$1,973,136	$1,135,812	$617,178	$318,937
Standby letters of credit	18	135,039	83,041	13,793	34,865	3,340
Loans sold with recourse	18	38,808	—	143	1,085	37,580
Postretirement benefits (f)	12	12,479	1,787	3,138	2,586	4,968
Total		$4,231,389	$2,057,964	$1,152,886	$655,714	$364,825

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

Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in conformity with U.S. GAAP and follow general practices within the financial services industry in which it operates. All accounting policies are important, and all policies described in Note 1 (Summary of Significant Accounting Policies) in the notes to the consolidated financial statements provide a greater understanding of how the Corporation’s financial performance is recorded and reported.

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

Allowance for Loan Losses. As explained in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Loan Losses) in the notes to the consolidated financial statements, the allowance for loan losses represents Management’s estimate of probable credit losses inherent in the loan portfolio. Management estimates credit losses based on individual loans determined to be impaired and on all other loans grouped based on similar risk characteristics. This estimate is based on the current economy’s impact on the timing and expected amounts of future cash flows on impaired loans as well as historical loss experience associated with homogeneous pools of loans. Management also considers internal and external factors such as economic conditions, loan management practices, portfolio monitoring, and other risks, collectively known as qualitative factors or Q-factors, to estimate credit losses in the loan portfolio.

Management’s estimate of the allowance for the commercial portfolio could be affected by risk rating upgrades or downgrades as a result of fluctuations in the general economy, developments within a particular industry, or changes in an individual credit due to factors particular to that credit such as competition, management or business performance. A reasonably possible scenario would be an estimated 10% migration of lower risk-related pass credits to criticized status which could increase the inherent losses by $44.7 million.

For the consumer portfolio, where individual products are reviewed on a group basis or in loan pools, losses can be affected by such things as collateral value, loss severity, the economy, and other uncontrollable factors. The consumer portfolio is largely comprised of loans that are secured by primary residences and home equity lines and loans. A 10 basis point increase in the estimated loss rates on the residential mortgage and home equity line and loan portfolios would increase the inherent losses by $1.1 million. The remaining consumer portfolio inherent loss analysis includes reasonably possible scenarios with estimated loss rates increasing by 25 basis points, which would change the related inherent losses by $3.5 million.

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

Income Taxes. Management evaluates and assesses the relative risks and appropriate tax treatment of transactions after considering statutes, regulations, judicial precedent and other information and maintains tax accruals consistent with its evaluation of these relative risks. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred taxes and accrued taxes as well as the current period's income tax expense and can be material to the Corporation’s operating results for any particular reporting period.

Note 11 (Income Taxes) in the notes to the consolidated financial statements provides an analysis of the Corporation’s income taxes.

Derivative instruments and hedging activities. In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1 (Summary of Significant Accounting Policies) and Note 17 (Derivative and Hedging Activities) in the notes to the consolidated financial statements.

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other postretirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, Management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation's results of operations.

Fair Value Measurement

The Corporation uses fair value measurements to record certain assets and liabilities at fair value and determine fair value disclosures. Additional information regarding fair value measurement is included in Note 16 (Fair Value Measurement) in the notes to the consolidated financial statements.

Goodwill

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation is required to evaluate goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation has elected to test for goodwill impairment as of November 30th of each year. The valuation and testing methodologies used in the Corporation’s analysis of goodwill impairment are summarized in Note 1 (Summary of Significant Accounting Policies) under the heading “Goodwill and Intangible Assets” in the notes to the consolidated financial statements. The first step in testing for goodwill impairment is to determine the fair value of each reporting unit. The Corporation’s reporting units for purposes of this testing are its major lines of business, Commercial, Retail and Wealth. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its annual impairment assessment. Fair values are estimated using comparable external market data (market approach) and discounted cash flow modeling that incorporates an appropriate risk premium and earnings forecast information (income approach). A sensitivity analysis of the estimated fair value of each reporting unit is also performed. Management believe the estimates and assumptions used in the goodwill impairment analysis for our reporting units are reasonable. However, if actual results and market conditions differ from the assumptions or estimates used, the fair value of each reporting unit could change in the future.

The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Fair values of reporting units are estimated using a discounted cash flow analysis derived from internal earnings forecasts. The primary assumptions Management uses in the implied fair value calculation include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation utilized the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions.

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

Additional information pertaining to the accounting for mortgage servicing rights is included in Note 6 (Mortgage Servicing Rights and Mortgage Servicing Activity) in the notes to the consolidated financial statements.

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

The Corporation's pension administrative committee ("Committee") has developed a "Statement of Investment Policies and Objectives" ("Statement") to assist FirstMerit and the investment managers of the pension plan in effectively supervising and managing the assets of the pension plan. The investment philosophy contained in the Statement sets the investment time horizon as long term and the risk tolerance level as slightly above average while requiring diversification among several asset classes and securities. Without sacrificing returns, or increasing risk, the Statement recommends a limited number of investment manager relationships and permits both separate accounts and commingled investments vehicles. Based on the demographics, actuarial/funding situation, business and financial characteristics and risk preference, the Statement defines that the pension fund as a total return investor return and accordingly current income is not a key goal of the plan.

The pension asset allocation policy has set guidelines based on the plan's objectives, characteristics of the pension liabilities, industry practices, the current market environment, and practical investment issues. The Committee has decided to investment in traditional (i.e., publicly traded securities) and not alternative asset classes (e.g., private equity, hedge funds, real estate) at this time.

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

The method used to estimate the discount rate can be changed if facts and circumstances indicate that a different method would result in a better estimate of the discount rate. As of December 31, 2011 cash flows specific to each plan along with the Aon Top Quartile yield curve (“Aon Yield Curve”) were used by the Corporation as the basis for estimating the discount rate. The Aon Yield Curve provides the best estimate of cash flows from investment in high-quality fixed income securities to be used to pay the Corporation’s pension and postretirement benefits when due.

The primary assumptions used in determining the Corporation’s pension and postretirement benefit obligations and related expenses are presented in Note 12 (Benefit Plans) to the notes to the consolidated financial statements. The actuarial assumptions used by the Corporation may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Corporation believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect the Corporation’s financial position or results of operations.

Forward-Looking Statements - Safe Harbor Statement

Information in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section within this Annual Report on Form 10-K, which is not historical or factual in nature, and which relates to expectations for future shifts in loan portfolio to consumer and commercial loans, increase in core deposits base, allowance for loan losses, demands for the Corporation’s services and products, future services and products to be offered, increased numbers of customers, and like items, constitute forward-looking statements that involve a number of risks and uncertainties. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.

The Corporation cautions that any forward-looking statements contained in this Annual Report on Form 10-K, or made by Management of FirstMerit, in other reports and filings, in press releases and in oral statements, involve risks and uncertainties and are subject to change based upon the factors listed above and like items. Actual results could differ materially from those expressed or implied, and therefore the forward-looking statements should be considered in light of these factors. The Corporation may from time to time issue other forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the information presented in the “Market Risk Management” section at pages 62 through 64 under Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS

FIRSTMERIT CORPORATION AND SUBSIDIARIES
	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and due from banks	$219,256	$157,415
Interest-bearing deposits in banks	158,063	365,698
Total cash and cash equivalents	377,319	523,113
Investment securities
Held-to-maturity	82,764	59,962
Available-for-sale	3,353,553	2,987,040
Other investments	140,726	160,752
Loans held for sale	30,077	41,340
Noncovered loans:
Commercial loans	5,107,747	4,527,497
Mortgage loans	413,664	403,843
Installment loans	1,263,665	1,308,860
Home equity loans	743,982	749,378
Credit card loans	146,356	149,506
Leases	73,530	63,004
Total noncovered loans	7,748,944	7,202,088
Allowance for noncovered loan losses	(107,699)	(114,690)
Net noncovered loans	7,641,245	7,087,398
Covered loans (includes loss share receivable of $205.7 million and $288.6 million at December 31, 2011 and 2010, respectively)	1,497,140	1,976,754
Allowance for covered loan losses	(36,417)	(13,733)
Net covered loans	1,460,723	1,963,021
Net loans	9,101,968	9,050,419
Premises and equipment, net	192,949	197,866
Goodwill	460,044	460,044
Intangible assets	8,239	10,411
Other real estate covered by FDIC loss share	54,505	54,710
Accrued interest receivable and other assets	639,558	589,057
Total assets	$14,441,702	$14,134,714
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Demand-non-interest bearing	$3,030,225	$2,790,550
Demand-interest bearing	1,062,896	868,404
Savings and money market accounts	5,595,409	4,811,784
Certificates and other time deposits	1,743,079	2,797,268
Total deposits	11,431,609	11,268,006
Federal funds purchased and securities sold under agreements to repurchase	866,265	777,585
Wholesale borrowings	203,462	326,007
Accrued taxes, expenses and other liabilities	374,413	255,401
Total liabilities	12,875,749	12,626,999
Shareholders' equity:
Preferred stock, without par value: authorized and unissued 7,000,000 shares	—	—
Preferred stock, Series A, without par value: designated 800,000 shares; none outstanding	—	—
Convertible preferred stock, Series B, without par value: designated 220,000 shares; none outstanding	—	—
Common stock, without par value; authorized 300,000,000 shares; issued: 2011 and 2010 - 115,121,731 shares	127,937	127,937
Capital surplus	479,882	485,567
Accumulated other comprehensive loss	(23,887)	(26,103)
Retained earnings	1,131,203	1,080,900
Treasury stock, at cost: 2011 - 5,870,923 shares; 2010 - 6,305,218 shares	(149,182)	(160,586)
Total shareholders' equity	1,565,953	1,507,715
Total liabilities and shareholders' equity	$14,441,702	$14,134,714

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Years Ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Interest income:
Loans and loans held for sale	$438,393	$433,763	$340,236
Investment securities:
Taxable	87,044	95,527	106,265
Tax-exempt	12,819	13,080	13,026
Total investment securities interest	99,863	108,607	119,291
Total interest income	538,256	542,370	459,527
Interest expense:
Deposits:
Demand-interest bearing	816	751	600
Savings and money market accounts	28,171	31,912	23,472
Certificates and other time deposits	20,003	32,713	54,610
Securities sold under agreements to repurchase	3,344	4,477	4,764
Wholesale borrowings	6,295	13,998	27,317
Total interest expense	58,629	83,851	110,763
Net interest income	479,627	458,519	348,764
Provision for noncovered loan losses	54,035	83,783	98,433
Provision for covered loan losses	20,353	4,432	—
Net interest income after provision for loan losses	405,239	370,304	250,331
Other income:
Trust department income	22,396	21,951	20,683
Service charges on deposits	64,082	65,900	63,366
Credit card fees	49,539	49,010	46,512
ATM and other service fees	13,701	11,259	11,110
Bank owned life insurance income	14,820	14,949	13,740
Investment services and insurance	8,228	9,451	10,008
Investment securities gains, net	11,081	855	6,037
Loan sales and servicing income	14,533	19,440	12,954
Gain on George Washington acquisition	—	1,041	—
Gain on post medical retirement curtailment	—	—	9,543
Other operating income	26,377	18,700	16,348
Total other income	224,757	212,556	210,301
Other expenses:
Salaries, wages, pension and employee benefits	240,362	221,316	175,906
Net occupancy expense	32,414	32,665	24,099
Equipment expense	27,959	27,664	24,301
Stationery, supplies and postage	10,691	11,438	8,907
Bankcard, loan processing and other costs	32,226	31,572	31,467
Professional services	23,229	29,357	16,414
Amortization of intangibles	2,172	2,914	347
FDIC insurance expense	17,306	17,790	16,510
Other operating expense	77,986	68,144	54,866
Total other expenses	464,345	442,860	352,817
Income before income tax expense	165,651	140,000	107,815
Income tax expense	46,093	37,091	25,645
Net income	119,558	102,909	82,170
Other comprehensive income (loss), net of taxes:
Changes in unrealized securities' holding gains and losses	26,205	(555)	38,994
Reclassification for realized securities' gains	(7,203)	(556)	(3,924)
Unrealized hedging gain (loss)	—	—	(94)
Pension and postretirement benefit costs	(16,786)	467	(6,355)
Total other comprehensive gain (loss), net of taxes	2,216	(644)	28,621
Comprehensive income	$121,774	$102,265	$110,791
Net income applicable to common shares	$119,558	$102,909	$75,799
Net income used in diluted EPS calculation	$119,558	$102,909	$75,799
Weighted average number of common shares outstanding - basic	109,102	101,163	84,678
Weighted average number of common shares outstanding - diluted	109,102	101,165	84,686
Basic earnings per common share	$1.10	$1.02	$0.90
Diluted earnings per common share	$1.10	$1.02	$0.90
Stock dividend per common share	—%	—%	0.73%
Dividend per common share	$0.64	$0.64	$0.77

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock	Common Stock	Common Stock Warrant	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2008	$—	$127,937	$—	$94,802	$(54,080)	$1,053,435	$(284,251)	$937,843
Net income	—	—	—	—	—	82,170	—	82,170
Cash dividends - preferred stock	—	—	—	—	—	(1,789)	—	(1,789)
Cash dividends - common stock ($0.77 per share)	—	—	—	—	—	(63,891)	—	(63,891)
Stock dividend	—	—	—	5,765	—	(21,718)	15,953	—
Options exercised (156,445 shares)	—	—	—	(1,022)	—	—	3,961	2,939
Nonvested (restricted) shares granted (554,258 shares)	—	—	—	(13,590)	—	—	13,587	(3)
Restricted stock activity (153,923 shares)	—	—	—	1,285	—	—	(3,043)	(1,758)
Deferred compensation trust (22,730 increase in shares)	—	—	—	(227)	—	—	227	—
Share-based compensation	—	—	—	7,429	—	—	—	7,429
Issuance of common stock (3,267,751 shares)	—	—	—	(4,991)	—	—	84,517	79,526
Issuance of Fixed-Rate Cumulative Perpetual Preferred Stock	120,622	—	4,582	(435)	—	(204)	—	124,565
Redemption of Fixed-Rate Cumulative Perpetual Preferred Stock	(120,622)	—	—	—	—	(4,378)	—	(125,000)
Repurchase of warrants	—	—	(4,582)	(443)	—	—	—	(5,025)
Net unrealized gains on investment securities, net of taxes	—	—	—	—	35,070	—	—	35,070
Unrealized hedging gain, net of taxes	—	—	—	—	(94)	—	—	(94)
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	(6,355)	—	—	(6,355)
Balance at December 31, 2009	$—	$127,937	$—	$88,573	$(25,459)	$1,043,625	$(169,049)	$1,065,627
Net income	—	—	—	—	—	102,909	—	102,909
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(65,634)	—	(65,634)
Options exercised (48,365 shares)	—	—	—	(330)	—	—	1,156	826
Nonvested (restricted) shares granted (451,205 shares)	—	—	—	(10,973)	—	—	10,973	—
Restricted stock activity (174,793 shares)	—	—	—	1,227	—	—	(3,861)	(2,634)
Deferred compensation trust (8,779 increase in shares)	—	—	—	(195)	—	—	195	—
Share-based compensation	—	—	—	7,247	—	—	—	7,247
Issuance of common stock (21,487,860 shares)	—	—	—	400,018	—	—	—	400,018
Net unrealized gains on investment securities, net of taxes	—	—	—	—	(1,111)	—	—	(1,111)
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	467	—	—	467
Balance at December 31, 2010	$—	$127,937	$—	$485,567	$(26,103)	$1,080,900	$(160,586)	$1,507,715
Net income	—	—	—	—	—	119,558	—	119,558
Cash dividends - common stock ($0.64 per share)	—	—	—	—	—	(69,255)	—	(69,255)
Nonvested (restricted) shares granted (587,113 shares)	—	—	—	(14,222)	—	—	14,222	—
Restricted stock activity (152,818 shares)	—	—	—	602	—	—	(2,897)	(2,295)
Deferred compensation trust (19,154 increase in shares)	—	—	—	(79)	—	—	79	—
Share-based compensation	—	—	—	8,014	—	—	—	8,014
Net unrealized gains on investment securities, net of taxes	—	—	—	—	19,002	—	—	19,002
Net pension and postretirement benefit costs, net of taxes	—	—	—	—	(16,786)	—	—	(16,786)
Balance at December 31, 2011	$—	$127,937	$—	$479,882	$(23,887)	$1,131,203	$(149,182)	$1,565,953
The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTMERIT CORPORATION AND SUBSIDIARIES
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$119,558	$102,909	$82,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	74,388	88,215	98,433
Depreciation and amortization	22,872	22,088	19,495
Benefit attributable to FDIC loss share	42,552	22,752	—
Accretion of acquired loans	(117,140)	(97,471)	—
Accretion of income for lease financing	(2,556)	(2,583)	(3,432)
Amortization and accretion of investment securities, net
Available for sale	15,127	11,573	5,144
Held to maturity	38	—	—
Post medical retirement curtailment	—	—	(9,543)
Gain on acquisition	—	(1,041)	—
Gains on sales and calls of available-for-sale investment securities, net	(11,081)	(855)	(6,037)
Originations of loans held for sale	(526,719)	(583,121)	(511,416)
Proceeds from sales of loans, primarily mortgage loans sold in the secondary markets	544,690	566,668	509,683
Gains on sales of loans, net	(6,708)	(8,059)	(3,954)
Amortization of intangible assets	2,172	2,914	347
Net change in assets and liabilities
Interest receivable	(696)	(1,729)	3,207
Interest payable	(2,645)	(4,776)	(17,682)
Prepaid assets	365	27,509	(44,560)
Bank owned life insurance	(10,332)	(10,615)	(10,655)
Employee pension liability	32,101	(11,037)	6,695
Other assets and liabilities	(26,651)	23,535	(27,960)
NET CASH PROVIDED BY OPERATING ACTIVITIES	149,335	146,876	89,935
Investing Activities
Proceeds from sale of securities
Available for sale	968,478	552,078	286,946
Other	20,253	—	—
Proceeds from prepayments, calls, and maturities
Available for sale	1,018,372	931,619	630,168
Held to maturity	37,326	35,654	28,552
Other	12	91	51
Purchases of securities
Available for sale	(2,267,953)	(1,381,601)	(784,067)
Held to maturity	(60,115)	(44,931)	(48,972)
Other	(278)	(199)	(464)
Purchases of ABL loans	—	—	(92,885)
Net decrease (increase) in loans and leases	(51,457)	341,195	485,898
Purchases of premises and equipment	(17,955)	(52,571)	(11,609)
Sales of premises and equipment	—	7	93
Net cash acquired from acquisitions	—	969,767	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(353,317)	1,351,109	493,711
Financing Activities
Net increase in demand accounts	434,167	373,745	443,220
Net increase in savings and money market accounts	783,625	569,533	895,778
Net decrease in certificates and other time deposits	(1,054,189)	(1,055,856)	(1,420,881)
Net (decrease) increase in securities sold under agreements to repurchase	88,680	(941,805)	74,955
Net decrease in wholesale borrowings	(122,545)	(414,098)	(604,090)
Net proceeds from issuance of preferred stock	—	—	125,000
Repurchase of preferred stock	—	—	(125,000)
Repurchase of common stock warrant	—	—	(5,025)
Net proceeds from issuance of common stock	—	400,018	79,526
Cash dividends - preferred	—	—	(1,789)
Cash dividends - common	(69,255)	(65,634)	(63,891)
Restricted stock activity	(2,295)	(2,634)	(1,758)
Proceeds from exercise of stock options, conversion of debentures or conversion of preferred stock	—	826	2,936
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	58,188	(1,135,905)	(601,019)
Increase (decrease) in cash and cash equivalents	(145,794)	362,080	(17,373)
Cash and cash equivalents at beginning of year	523,113	161,033	178,406
Cash and cash equivalents at end of year	$377,319	$523,113	$161,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$56,854	$55,492	$62,727
Federal income taxes	$29,115	$21,508	$21,699

The accompanying notes are an integral part of the consolidated financial statements.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

The consolidated financial statements of the Corporation as of December 31, 2011 and 2010 are not necessarily indicative of the results that may be achieved for any future period.

In preparing these accompanying consolidated financial statements, subsequent events were evaluated through the time the consolidated financial statements were issued. No material subsequent events have occurred requiring recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

The following is a description of the Corporation’s significant accounting policies.

(a) Principles of Consolidation

FirstMerit Corporation ("the Parent Company") is a bank holding company whose principal asset is the common stock of its wholly-owned subsidiary, FirstMerit Bank, N. A. (the “Bank”). The Parent Company’s other subsidiaries include Citizens Savings Corporation of Stark County, FirstMerit Capital Trust I, FirstMerit Community Development Corporation, FirstMerit Risk Management, Inc., and FMT, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements are in conformity with U.S. GAAP and prevailing practices within the financial services industry. The Corporation's management ("Management") must make certain estimates and assumptions that affect the amounts reported in the financial statements and related notes. If these estimates prove to be inaccurate, actual results could differ from those reported.

(c) Business Combinations

Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.

(d) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits in other banks and checks in the process of collection.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(e) Investment Securities

Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Securities are classified as available-for-sale when the Corporation intends to hold the securities for an indefinite period of time for purposes of liquidity, interest rate risk management and long-term yield enhancement. Securities available-for-sale are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in shareholders' equity.

The amortization of premiums, accretion of discounts, interest and dividends are included in interest and dividends on investment securities and federal funds sold. Realized gains or losses on the sales of investment securities are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, such as liquidity conditions in the market or changes in market interest rates, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized in earnings.

Other investments include Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") stock. As a member of the FHLB system, the Bank is required to own a certain amount of stock based on the level of borrowings and other factors. The Bank is also a member of its regional FRB. Both FHLB and FRB stock are carried at cost and evaluated for impairment based on the ultimate recovery of par value. Cash and stock dividends received on the stock are reported as interest income.

(f) Loans and Loan Income

Loans originated for investment are stated at their principal amount outstanding adjusted for partial charge-offs, the allowance for loan losses, and net deferred loan fees and costs. Interest income on loans is accrued over the term of the loans primarily using the “simple-interest” method based on the principal balance outstanding. Interest is not accrued on loans where collectability is uncertain. Accrued interest is presented separately in the balance sheet, except for accrued interest on credit card loans, which is included in the outstanding loan balance. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

(g) Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at fair value. The election of the fair value option aligns the accounting for these loans with the related economic hedges. It also eliminates the requirements of hedge accounting under U.S. GAAP. Loan origination fees are recorded when earned and related direct loan origination costs are recognized when incurred. Upon their sale, differences between carrying value and sales proceeds realized are recorded to loan sales and servicing income.

A discussion of the valuation methodology applied to the Corporation’s loans held for sale are described in Note 16 (Fair Value Measurement).

(h) Nonperforming Loans

With the exception of certain commercial, credit card and mortgage loans, loans and leases on which payments are past due for 90 days are placed on nonaccrual status, unless those loans are fully secured and in process of collection. Credit card loans on which payments are past due for 120 days are placed on nonaccrual status. Interest on mortgage loans is accrued until Management deems it uncollectible based upon the specific identification method. Acquired impaired loans are not classified as nonperforming assets as the loans are considered to be performing under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").

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

Under the Corporation’s credit policies and practices, individually impaired loans include all nonaccrual and restructured commercial, agricultural, construction, and commercial real estate loans, but exclude certain aggregated consumer loans, mortgage loans, and leases classified as nonaccrual. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate at inception, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Corporation for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings. Troubled debt restructurings do not necessarily result in nonaccrual loans. Specific allowances for loan losses are established for certain consumer, commercial and commercial real estate loans whose terms have been modified in a troubled debt restructuring ("TDR").

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

If a nonperforming, substandard loan has an outstanding balance of $0.3 million or greater or if a doubtful loan has an outstanding balance of $0.1 million or greater, as determined by the Corporation’s credit-risk grading process, further analysis is performed to determine the probable loss, if any, and assign a specific allowance to the loan if needed. The allowance for loan losses relating to originated loans that have become impaired is based on either expected cash flows discounted at the loan's original effective interest rate, the observable market price, or the fair value of the collateral for certain collateral dependent loans. To the extent credit deterioration occurs on purchased loans after the date of acquisition, the Corporation records an allowance for loan losses, net of any expected reimbursement under any loss sharing agreements with the Federal Deposit Insurance Corporation (the "FDIC").

Increases to the allowance for loan losses are made by charges to the provision for loan losses. Loans deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The provision for loan losses charged to operating expense is based on Management’s evaluation of the loan portfolio and the adequacy of the allowance for loan losses under current economic conditions and such other factors, which, in Management’s judgment, require current recognition.

The Corporation also assesses the credit risk associated with off-balance sheet loan commitments and letters of credit. The liability for off-balance sheet credit exposure related to loan commitments and other credit guarantees is included in other liabilities.

(j) Acquired Loans, Covered Loans and Related Loss Share Receivable

Acquired loans (nonimpaired and impaired) are initially measured at fair value as of the acquisition date. The Corporation evaluates acquired loans for impairment in accordance with the provisions of ASC 310-30. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable all contractually required payments will not be collected. Fair value measurements include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Credit discounts representing the principal losses expected over the life of the loan are also a component of the initial fair value, therefore, an allowance for loan losses is not recorded at the acquisition date.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

(l) Mortgage Servicing Rights

The Corporation periodically sells residential real estate loans while retaining the rights and obligations to perform the servicing of such loans. Whenever the Corporation undertakes an obligation to service such loans, Management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed servicing costs. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. Servicing assets

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

associated with retained mortgage servicing rights are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.

Mortgage servicing rights ("MSRs") are initially valued at fair value. Servicing assets and liabilities are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization is recorded in loan sales and servicing income.

At each reporting period, mortgage servicing rights are assessed for impairment based on fair value of those rights on a stratum-by-stratum basis. The Corporation stratifies its servicing rights portfolio into tranches based on loan type and interest rate, the predominant risk characteristics of the underlying loans. Any impairment is recognized through a valuation allowance for each impaired stratum through a charge to income. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded an an increase to income.

The Corporation also reviews mortgage servicing rights for other-than-temporary impairment each quarter and recognizes a direct write-down when the recoverability of a recorded allowance for impairment is determined to be remote. Unlike an allowance for impairment, a direct write-down permanently reduces the unamortized cost of the mortgage servicing right and the allowance for impairment.

Mortgage servicing rights do not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be available. As a result, the fair value of mortgage servicing rights is estimated using discounted cash flow modeling techniques which require management to make assumptions regarding future net servicing income, adjusted for such factors as net servicing income, discount rate and prepayments. The primary assumptions used in determining the current fair value of the Corporation’s mortgage servicing rights as well as a sensitivity analysis are presented in Note 6 (Mortgage Servicing Rights).

The Corporation generally records loan administration fees for servicing loans for investors on the accrual basis of accounting. Servicing fees and late fees related to delinquent loan payments are also recorded on the accrual basis of accounting.

(m) Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line and declining-balance methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method based on related lease terms or the estimated useful lives of the assets, whichever is shorter.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Goodwill is evaluated for impairment on an annual basis at November 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Corporation's reporting units for purposes of this testing are its major lines of business: Commercial, Retail, and Wealth. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. The first step in impairment testing is to estimate the fair value of each reporting unit based on valuation techniques including a discounted cash flow model with revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill impairment may be indicated and a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the Corporation to allocate fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. An impairment loss would be recognized as a charge to earnings to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.

(o) Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is primarily comprised of property acquired through loan foreclosure proceedings or acceptance of a deed-in-lieu of foreclosures, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of transfer or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

In December 2009, the Corporation corrected an error in hedge accounting for a portfolio of interest rate swaps associated with fixed-rate commercial loans recorded in prior periods. The Corporation assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 108 and concluded the error was not material, either individually or in the aggregate, to the results of operations of any prior period or for the year ending December 31, 2009, to trends for those periods affected, or to a fair presentation of the Corporation’s financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, the Corporation increased other expenses and reduced the commercial loans balance by $3.9 million to correct this error in the fourth quarter of 2009. In addition, this portfolio of interest rate swaps was terminated in January 2010.

The Corporation enters into commitments to originate mortgage loans whereby the interest rate on the prospective loan is determined prior to funding (“rate lock commitments”). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans.

(q) Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Additional information regarding income taxes is included in Note 11 (Income Taxes).

(r) Treasury Stock

Treasury stock is accounted for using the cost method in which reacquired shares reduce

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

outstanding common stock and capital surplus.

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

(u) Share-Based Compensation

The Corporation’s stock based compensation plans are described in detail in Note 13 (Share-Based Compensation). Compensation expense is recognized for stock options and unvested (restricted) stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of unvested (restricted) stock awards.

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

(v) Pension and Other Postretirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. The overfunded or underfunded status of defined benefit plans is recognized as an asset or liability, respectively, in the balance sheets. Additional information about pension and other postretirement plans is included in Note 12 (Benefit Plans).

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

provided in Note 16 (Fair Value Measurement).

(x) Reclassifications

Certain reclassifications of prior years' amounts have been made to conform to current year presentation. Such reclassifications had no effect on prior year net income or shareholders' equity.

(y) Recently Adopted and Issued Accounting Standards

The following section discusses new accounting policies that were adopted by the Corporation during 2011 and the expected impact of accounting standards recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable notes to the consolidated financial statements as referenced below.

FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require additional disclosures regarding fair value measurements. Specifically, the ASU requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about gross purchases, sales, issuances and settlements. Except for the requirement to disclose purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all the amendments to ASC 820 by ASU 2010-06 were effective for the Corporation on January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements was effective for the Corporation as of January 1, 2011. All required disclosures are incorporated into Note 16 (Fair Value Measurement).

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires new qualitative and quantitative disclosures on the allowance for credit losses, credit quality, impaired loans, modifications and nonaccrual and past due financing receivables. The guidance requires that an entity provide disclosures facilitating financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables (i.e., loans), how the risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. These required disclosures are to be presented on a disaggregated basis at the portfolio segment and the class of financing receivable level. The majority of the additional disclosures (relating to period end balances) were effective for the Corporation as of December 31, 2010. Specific items regarding activity that occurred before the issuance of this accounting guidance, such as the allowance rollforward and modification disclosures were required for the Corporation as of January 1, 2011 and are incorporated into Note 4 (Loans and Allowance for Loan Losses).

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU 2011-02, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Corporation beginning in the quarter ended September 30, 2011 and were to be applied retrospectively to January 1, 2011. The adoption of ASU 2011-02 did not have a material impact on the Corporation’s consolidated financial statements. In addition, the modification disclosures described in ASU 2010-20, which were subsequently deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings, were effective on a prospective basis beginning in the quarter ended September 30, 2011. All required disclosures are incorporated into Note 4 (Loans and Allowance for Loan Losses).

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Additional information can be found in Note 4 (Loans and Allowance for Loan Losses) and Note 5 (Goodwill and Intangible Assets).

George Washington Savings Bank - FDIC Assisted Acquisition

On February 19, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of George Washington Savings Bank (“George Washington”), the subsidiary of George Washington Savings Bancorp, to acquire certain assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of George Washington, a full service Illinois-chartered savings bank headquartered in Orland Park, Illinois. The Bank received a cash payment from the FDIC of approximately $40.2 million to assume the net liabilities.

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

The loans and other real estate (collectively referred to as covered assets) acquired are covered by a Loss Share Agreement between the Bank and the FDIC which affords the Bank significant protection against future losses. The acquired loans covered under the Loss Share Agreements with the FDIC, including the amounts of expected reimbursements from the FDIC under these agreements, are reported in loans and are referred to as covered loans. New loans made after the date of the transaction are not covered by the provisions of the Loss Share Agreements. The Bank acquired other assets that are not covered by the Loss Share Agreements, including investment securities purchased at fair market value and other tangible assets.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods.

The purchased assets and liabilities assumed were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the covered loans was $177.8 million and the expected reimbursement for losses to be incurred by the Bank on these covered loans was $88.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $11.5 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $11.3 million. The estimated fair value of assets acquired, intangible assets and the cash payment received from the FDIC exceeded the estimated fair value of the liabilities assumed, resulting in a bargain purchase gain of $1.0 million or $0.7 million net of tax. These fair value estimates reflect the additional information that the Corporation obtained during the quarters ended June 30, 2010 and September 30, 2010 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the covered loans increased by $6.3 million, the FDIC loss share receivable on the covered loans decreased by $7.5 million, and other liabilities increased $5.2 million as of February 19, 2010 from that originally reported in the quarter ended March 31, 2010. These revised estimates resulted in a decrease of $4.0 million to the bargain purchase gain from that originally reported in the quarter ended March 31, 2010, which is included in noninterest income in the consolidated statements of income and comprehensive income for the year ended December 31, 2010.

In accordance with the Loss Share Agreements, on April 14, 2020, (the “George Washington True-Up Measurement Date”), the Bank has agreed to pay to the FDIC 50% of the excess, if any, of (1) 20% of the stated threshold ($172.0 million) less (2) the sum of (A) 25% of the asset discount ($47.0 million) received in connection with the George Washington acquisition plus (B) 25% of the cumulative shared-loss payments (as defined below) plus (C) the cumulative servicing amount (as defined below). For purposes of the above calculation, cumulative shared-loss payments means (i) the aggregate of all of the payments made or payable to the Bank under the loss sharing agreements minus (ii) the aggregate of all of the payments made or payable to the FDIC. The cumulative servicing amount means the sum of the Period Servicing Amounts (as defined in the Loss Share Agreements) for every consecutive twelve-month period prior to and ending on the George Washington True-Up Measurement Date. As of the date of the acquisition, the true-up liability was estimated to be $5.2 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

of December 31, 2011 was $4.3 million. Additional information can be found in Note 16 (Fair Value Measurement).

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

	As Recorded by FDIC	Fair Value Adjustments	As Recorded by FirstMerit Bank, N.A.
Assets
Cash and due from banks	$57,984	$—	$57,984
Investment securities	15,410	—	15,410
Covered loans
Commercial loan	254,492	(117,879)	136,613
Mortgage loan	27,218	(2,860)	24,358
Installment loan	24,078	(7,298)	16,780
Total covered loans	305,788	(128,037)	177,751
Loss share receivable - loans	—	88,694	88,694
Total covered loans and loss share receivable	305,788	(39,343)	266,445
Core deposit intangible	—	962	962
Covered other real estate	19,021	(7,561)	11,460
Loss share receivable - other real estate	—	11,339	11,339
Other assets	5,680	—	5,680
Total assets acquired	$403,883	$(34,603)	$369,280

Liabilities
Deposits
Noninterest-bearing deposit accounts	$54,242	$—	$54,242
Savings deposits	62,737	—	62,737
Time deposits	278,755	4,921	283,676
Total deposits	395,734	4,921	400,655
Accrued expenses and other liabilities	2,569	5,191	7,760
Total liabilities assumed	$398,303	$10,112	$408,415

Midwest Bank and Trust Company – FDIC Assisted Acquisition

On May 14, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver of Midwest Bank and Trust Company (“Midwest”), a wholly owned subsidiary of Midwest Bank Holdings, Inc., to acquire substantially all of the loans and certain other assets and assume substantially all of the deposits and certain liabilities in a whole-bank acquisition of Midwest, a full-service commercial bank located in the greater Chicago, Illinois area. The Bank made a cash payment to the FDIC of approximately $227.5 million to assume the net assets.

The FDIC granted the Bank the option to purchase at appraised value the premises, furniture, fixtures and equipment of Midwest and assume the leases associated with these branches. The Bank exercised its option during the third quarter of 2010 and purchased ten of the former Midwest branches, including the furniture, fixtures and equipment within these branches, for a combined purchase price of

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

The reimbursable losses from the FDIC are based on the preacquisition book value of the covered assets, as determined by the FDIC at the date of the transaction, the contractual balance of acquired unfunded commitments, and certain future net direct costs incurred in the collection and settlement process. The amount that the Bank realizes on these assets could differ materially from the carrying value that will be reflected in any financial statements, based upon the timing and amount of collections and recoveries on the covered assets in future periods.

The acquisition of the net assets of Midwest constituted a business combination and, accordingly, were recorded at their estimated fair values on the date of acquisition. At the date of the transaction, the estimated fair value of the covered loans was $1.8 billion and the expected reimbursement for losses to be incurred by the Bank on the acquired loans was $260.7 million. At the date of the transaction, the estimated fair value of the covered other real estate was $26.2 million and the expected reimbursement for losses to be incurred by the Bank on this covered other real estate was $2.2 million. The estimated fair value of the liabilities assumed and cash payment made to the FDIC exceeded the revised fair value of assets acquired, resulting in recognition of goodwill of $272.1 million. These estimated fair values reflect the additional information that the Corporation obtained during the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011 which resulted in changes to certain fair value estimates made as of the acquisition date. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred and, as a result, previously recorded results have changed. After considering this additional information, the estimated fair value of the covered loans decreased by $39.4 million, the FDIC loss share receivable on the covered loans increased by $23.9 million, accrued interest increased by $5.4 million, other assets increased by $20.6 million and other liabilities decreased by $2.3 million as of May 14, 2010 from that originally reported in the quarter ended June 30, 2010. These revised estimates resulted in a decrease of goodwill by $5.6 million from that originally reported in the quarter ended June 30, 2010 to 272.1 million, which was recognized in the quarter ended June 30, 2010 and which is reflected in the accompanying December 31, 2010 consolidated balance sheet.

In accordance with the Loss Share Agreements, on July 15, 2020 (the “Midwest True-Up Measurement Date”), the Bank has agreed to pay to the FDIC half of the amount, if positive, calculated as: (1) 20% of the intrinsic loss estimate of the FDIC (approximately $152 million); minus (2) the sum of (A) 25% of the asset premium paid in connection with the Midwest acquisition (approximately $20

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

million), plus (B) 25% of the Cumulative Shared-Loss Payments (as defined below) plus (C) the Cumulative Servicing Amount (as defined below). For the purposes of the above calculation, Cumulative Shared-Loss Payments means: (i) the aggregate of all of the payments made or payable to FirstMerit Bank; minus (ii) the aggregate of all of the payments made or payable to the FDIC. Cumulative Servicing Amount means the Period Servicing Amounts (as defined in the loss sharing agreements) for every consecutive twelve-month period prior to and ending on the Midwest True-Up Measurement Date in respect of each of the loss share agreements during which the loss sharing provisions of the applicable loss share agreement is in effect. As of the date of acquisition, the true-up liability was estimated to be $6.3 million and was recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets. The fair value of the true-up liability as of December 31, 2011 was $7.2 million. Additional information can be found in Note 16 (Fair Value Measurement).

Additional information can be found in Note 4 (Loans and Allowance for Loan Losses) and Note 5 (Goodwill and Intangible Assets).

Due to the significant fair value adjustments recorded, as well as the nature of the Loss Share Agreements in place, Midwest’s historical results are not believed to be relevant to the Corporation’s results, and thus no pro forma information is presented.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The acquired assets and liabilities, as well as the adjustments to record the assets and liabilities at fair value, are presented in the following table.

	As Recorded by FDIC	Fair Value Adjustments	As Recorded by FirstMerit Bank, N.A.
Assets
Cash and due from banks	$279,352	$—	$279,352
Investment securities	565,210	(977)	564,233
Commercial loans	1,840,001	(317,526)	1,522,475
Consumer loans	312,131	(53,742)	258,389
Total covered loans	2,152,132	(371,268)	1,780,864
Allowance for loan losses	(5,465)	5,465	—
Accrued interest	5,436	(5,436)	—
Loss share receivable - loans	—	260,730	260,730
Total covered loans and loss share receivable	2,152,103	(110,509)	2,041,594
Core deposit intangible	—	7,433	7,433
Covered other real estate	27,320	(1,165)	26,155
Loss share receivable - other real estate	—	2,196	2,196
Goodwill	—	272,099	272,099
Other assets	9,838	19,054	28,892
Total assets acquired	$3,033,823	$188,131	$3,221,954

Liabilities
Deposits
Savings deposits	$748,681	$—	$748,681
Time deposits	1,499,913	9,125	1,509,038
Total deposits	2,248,594	9,125	2,257,719
Borrowings	639,804	83,241	723,045
FDIC liability	—	6,256	6,256
Accrued expenses and other liabilities	7,395	—	7,395
Total liabilities assumed	$2,895,793	$98,622	$2,994,415

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
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

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt securities
U.S. government agency debentures	$122,711	$358	$—	$123,069
U.S States and political subdivisions	334,916	22,865	(50)	357,731
Residential mortgage-backed securities:
U.S. government agencies	1,407,345	53,129	(131)	1,460,343
Residential collateralized mortgage-backed securities:
U.S. government agencies	1,115,832	22,058	(55)	1,137,835
Non-agency	43,225	82	—	43,307
Commercial collateralized mortgage-backed securities:
U.S. government agencies	127,624	1,648	(145)	129,127
Corporate debt securities	115,947	276	(17,381)	98,842
Total debt securities	3,267,600	100,416	(17,762)	3,350,254
Marketable equity securities	3,299	—	—	3,299
Total securities available for sale	$3,270,899	$100,416	$(17,762)	$3,353,553
Securities held to maturity
Debt securities
U.S States and political subdivisions	$82,764	$2,348	$—	$85,112
Total securities held to maturity	$82,764	$2,348	$—	$85,112

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Debt securities
U.S. government agency debentures	$399,122	$703	$(194)	$399,631
U.S States and political subdivisions	296,327	3,537	(2,119)	297,745
Residential mortgage-backed securities:
U.S. government agencies	1,343,021	52,230	(547)	1,394,704
Residential collateralized mortgage-backed securities:
U.S. government agencies	814,774	18,223	(2,306)	830,691
Non-agency	15,018	—	—	15,018
Corporate debt securities	61,435	—	(16,106)	45,329
Total debt securities	2,929,697	74,693	(21,272)	2,983,118
Marketable equity securities	3,922	—	—	3,922
Total securities available for sale	$2,933,619	$74,693	$(21,272)	$2,987,040
Securities held to maturity
Debt securities
U.S States and political subdivisions	$59,962	$1,832	$—	$61,794
Total securities held to maturity	$59,962	$1,832	$—	$61,794

FRB and FHLB stock constitute the majority of other investments on the consolidated balance sheets.
	December 31,
	2011	2010
FRB stock	$21,003	$20,725
FHLB stock	119,145	139,398
Other	578	629
Total other investments	$140,726	$160,752

FRB and FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on the stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.

The carrying value of investment securities pledged to secure trust and public deposits, other obligations and for purposes required or permitted by law amounted to $1.9 billion and $2.2 billion at December 31, 2011 and 2010, respectively.

Realized Gains and Losses

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on the sales of those securities that have been included in earnings as a result of those sales. Gains or losses on the sales of available-for-sale securities are recognized upon sale and are determined using the specific identification method.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Proceeds	$968,478	$552,078	$286,946

Realized gains	$11,251	$1,810	$6,037
Realized losses	(170)	(955)	—
Net securities gains	$11,081	$855	$6,037

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Gross Unrealized Losses and Fair Value

The following table presents the gross unrealized losses and fair value of securities in the securities available-for-sale portfolio by length of time that individual securities in each category had been in a continuous loss position.

	December 31, 2011
	Less than 12 months			12 months or longer			Total
Securities available for sale	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Debt securities
U.S States and political subdivisions	$5,249	$(50)	6	$—	$—	—	$5,249	$(50)
Residential mortgage-backed securities:
U.S. government agencies	40,020	(129)	4	149	(2)	1	40,169	(131)
Residential collateralized mortgage-backed securities:
U.S. government agencies	58,337	(102)	7	—	—	—	58,337	(102)
Non-agency	—	—	—	2	—	1	2	—
Commercial collateralized mortgage-backed securities:
U.S. government agencies	19,892	(98)	1	—	—	—	19,892	(98)
Corporate debt securities	24,846	(127)	8	44,234	(17,254)	8	69,080	(17,381)
Total temporarily impaired securities	$148,344	$(506)	$26	$44,385	$(17,256)	$10	$192,729	$(17,762)

	December 31, 2010
	Less than 12 months			12 months or longer			Total
Securities available for sale	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses	Number Impaired Securities	Fair Value	Unrealized Losses
Debt securities
U.S. government agency debentures	$109,238	$(194)	8	$—	$—	—	$109,238	(194)
U.S. States and political subdivisions	105,530	(2,095)	164	665	(24)	1	106,195	(2,119)
Residential mortgage-backed securities:
U.S. government agencies	67,474	(544)	7	195	(3)	1	67,669	(547)
Residential collateralized mortgage-backed securities:
U.S. government agencies	188,264	(2,306)	17	—	—	—	188,264	(2,306)
Corporate debt securities	—	—	—	45,329	(16,106)	8	45,329	(16,106)
Total temporarily impaired securities	$470,506	$(5,139)	196	$46,189	$(16,133)	10	$516,695	(21,272)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

As of December 31, 2011, gross unrealized losses are concentrated within corporate debt securities which is composed of eight, single issuer, trust preferred securities with stated maturities. Such investments are less than 2% of the fair value of the entire investment portfolio. None of the corporate issuers have deferred paying dividends on their issued trust preferred shares in which the Corporation is invested. The fair values of these investments have been impacted by the recent market conditions which have caused risk premiums to increase, resulting in a significant decline in the fair value of the trust preferred securities. Management believes the Corporation will fully recover the cost of these securities and it does not intend to sell these securities and it is not more likely than not that it will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be maturity. As a result, Management concluded that these securities were not other-than-temporarily impaired at December 31, 2011 and has recognized the total amount of the impairment in other comprehensive income, net of tax.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Contractual Maturity of Debt Securities

The following table shows the remaining contractual maturities and contractual yields of debt securities held-to-maturity and available-for-sale as of December 31, 2011. Estimated lives on mortgage-backed securities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government agency debentures	U.S. States and political subdivisions obligations	Residential mortgage backed securities U.S. govt. agency obligations	Residential collateralized mortgage obligations - U.S. govt. agency obligations	Residential collateralized mortgage obligations - non-U.S. govt. agency obligations	Commercial collateralized mortgage obligations - U.S. govt. agency obligations	Corporate debt securities	Total	Weighted Average Yield
Securities Available for Sale
Remaining maturity:
One year or less	$123,069	$8,062	$2,758	$50,863	$—	$—	$—	$184,752	1.89%
Over one year through five years	—	17,845	1,442,442	1,086,972	16,094	39,541	20,977	2,623,871	2.94%
Over five years through ten years	—	177,411	15,143	—	27,213	89,586	33,631	342,984	4.02%
Over ten years	—	154,413	—	—	—	—	44,234	198,647	4.49%
Fair Value	$123,069	$357,731	$1,460,343	$1,137,835	$43,307	$129,127	$98,842	$3,350,254	3.09%
Amortized Cost	$122,711	$334,916	$1,407,345	$1,115,832	$43,225	$127,624	$115,947	$3,267,600
Weighted-Average Yield	0.78%	5.65%	3.36%	2.51%	0.77%	2.71%	1.67%	3.09%
Weighted-Average Maturity	0.61	9.85	3.45	2.64	5.54	6.52	11.06	4.14

Securities Held to Maturity
Remaining maturity:
One year or less	$—	$30,791	$—	$—	$—	$—	$—	$30,791	3.33%
Over one year through five years	—	14,425	—	—	—	—	—	14,425	3.37%
Over five years through ten years	—	5,657	—	—	—	—	—	5,657	3.37%
Over ten years	—	34,239	—	—	—	—	—	34,239	7.27%
Fair Value	$—	$85,112	$—	$—	$—	$—	$—	$85,112	4.93%
Amortized Cost	$—	$82,764	$—	$—	$—	$—	$—	$82,764
Weighted-Average Yield	—	4.93%	—%	—%	—%	—%	—%	4.93%
Weighted-Average Maturity	—	6.86	—	—	—	—	—	6.86

4.    Loans and Allowance for Loan Losses

Total non-covered and covered loans outstanding are as follows:

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	As of December 31,
	2011	2010
Commercial loans	$5,107,747	$4,527,497
Mortgage loans	413,664	403,843
Installment loans	1,263,665	1,308,860
Home equity loans	743,982	749,378
Credit card loans	146,356	149,506
Leases	73,530	63,004
Total non-covered loans (a)	7,748,944	7,202,088
Allowance for noncovered loan losses	(107,699)	(114,690)
Net non-covered loans	7,641,245	7,087,398
Covered loans (b)	1,497,140	1,976,754
Allowance for covered loan losses	(36,417)	(13,733)
Net covered loans	1,460,723	1,963,021
Net loans	$9,101,968	$9,050,419
(a) Includes acquired, non-covered loans of $113.2 million and $265.5 million as of December 31, 2011 and 2010, respectively.
(b) Includes loss share receivable of $205.7 million and $288.6 million as of December 31, 2011 and 2010, respectively.

Originated loans are presented net of deferred loan origination fees and costs which amounted to $6.0 million and $3.6 million at December 31, 2011 and 2010, respectively.

The Corporation makes loans to officers on the same terms and conditions as made available to all employees and to directors on substantially the same terms and conditions as transactions with other parties. An analysis of loan activity with related parties for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Aggregate amount at beginning of year	$15,723	$20,126	$22,005
Additions (deductions)
New loans	2,458	6,115	3,504
Repayments	(2,552)	(7,171)	(4,808)
Changes in directors and their affiliations	—	(3,347)	(575)
Aggregate amount at end of year	$15,629	$15,723	$20,126

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

The Corporation elected to account for all loans acquired in the George Washington and Midwest acquisitions as impaired loans under ASC 310-30 (“Acquired Impaired Loans”) except for $162.6 million

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

of acquired loans with revolving privileges, which are outside the scope of this guidance, and which are being accounted for in accordance with ASC 310 (“Acquired Non-Impaired Loans”). Interest income, through accretion of the difference between the carrying amount of the Acquired Impaired Loans and the expected cash flows, is recognized on all Acquired Impaired Loans. The difference between the fair value of the Acquired Non-Impaired Loans and their outstanding balances is being accreted to interest income over the remaining period the revolving lines are in effect. The outstanding balance, including contractual principal, interest, fees and penalties, of all Acquired Impaired Loans was $1.6 billion as of December 31, 2011.

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

Changes in the carrying amount of accretable yield for Acquired Impaired Loans were as follows for the years ended December 31, 2011 and 2010:

	For the Year Ended
	December 31, 2011		December 31, 2010
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
Balance at beginning of period	$227,652	$1,512,817	$—	$—
Loans acquired	—	—	260,751	1,794,593
Accretion	(130,424)	130,424	(83,782)	83,782
Net Reclassifications from non-accretable to accretable	82,835	—	52,253	—
Payments received, net	—	(514,263)	—	(365,558)
Disposals	(3,327)	—	(1,570)	—
Balance at end of period	$176,736	$1,128,978	$227,652	$1,512,817

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following tables present by portfolio type the aging of the recorded investment in past due loans as well as the recorded investment in nonaccrual and loans past due over 90 days still on accrual. A discussion of the Corporation's accounting policies for nonperforming loans is in Note 1 (Summary of Significant Accounting Policies).

As of December 31, 2011
Legacy Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	1,521	940	5,490	7,951	2,740,751	2,748,702	465	9,266
CRE	6,187	4,819	29,976	40,982	1,951,211	1,992,193	984	36,025
Construction	39	—	7,837	7,876	269,459	277,335	609	7,575
Leases	—	—		—	73,530	73,530	—	—
Consumer
Installment	11,531	3,388	5,167	20,086	1,241,059	1,261,145	4,864	624
Home Equity Lines	2,627	778	1,241	4,646	720,045	724,691	796	1,102
Credit Cards	1,090	707	1,019	2,816	143,540	146,356	403	622
Residential Mortgages	11,778	2,059	9,719	23,556	388,268	411,824	3,252	6,468
Total	$34,773	$12,691	$60,449	$107,913	$7,527,863	$7,635,776	$11,373	$61,682
Acquired Loans (Noncovered)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	—	—	66	66	26,708	26,774	—	69
CRE	—	452	1,675	2,127	60,616	62,743	—	2,880
Consumer
Installment	—	—	1	1	2,519	2,520	1	—
Home Equity Lines	67	—	1	68	19,223	19,291	2	—
Residential Mortgages	—	—	—	—	1,840	1,840	—	—
Total	$67	$452	$1,743	$2,262	$110,906	$113,168	$3	$2,949
Covered Loans (a)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	7,451	2,137	25,801	35,389	162,150	197,539
CRE	20,379	12,895	170,795	204,069	573,779	777,848
Construction	4,206	1,674	57,978	63,858	26,051	89,909
Consumer
Installment	24	25	60	109	10,013	10,122
Home Equity Lines	2,656	1,094	1,088	4,838	136,710	141,548
Residential Mortgages	14,106	164	14,254	28,524	45,986	74,510
Total	$48,822	$17,989	$269,976	$336,787	$954,689	$1,291,476

(a) Excludes loss share receivable of $205.7 million as of December 31, 2011.
(b) Acquired impaired loans were not classified as nonperforming assets at December 31, 2011 as the loans are considered to be performing under ASC 310-30. As a result interest income, through the accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all acquired impaired loans. These asset quality disclosures are, therefore, not applicable to acquired impaired loans.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2010
Legacy Loans							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$5,280	$7,592	$12,553	$25,425	$1,960,404	$1,985,829	$4,692	$8,368
CRE	10,801	3,832	58,977	73,610	1,953,710	2,027,320	1,908	65,096
Construction	1,490	1,777	18,639	21,906	255,253	277,159	2,795	16,364
Leases	—	—	—	—	63,004	63,004	—	—
Consumer
Installment	14,486	4,491	7,059	26,036	1,279,307	1,305,343	3,236	3,724
Home Equity Lines	2,500	755	744	3,999	722,351	726,350	744	72
Credit Cards	1,570	975	1,337	3,882	145,624	149,506	371	966
Residential Mortgages	10,574	1,665	14,815	27,054	375,022	402,076	8,768	10,004
Total	$46,701	$21,087	$114,124	$181,912	$6,754,675	$6,936,587	$22,514	$104,594

Acquired Loans (Noncovered)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing	Loans
Commercial
C&I	$1,939	$511	$703	$3,153	$92,995	$96,148	$703	$—
CRE	493	16,650	38	17,181	123,860	141,041	38	—
Consumer
Installment	40	16	23	79	3,438	3,517	23	—
Home Equity Lines	105	24	46	175	22,853	23,028	46	—
Residential Mortgages	65	—	—	65	1,702	1,767	—	93
Total	$2,642	$17,201	$810	$20,653	$244,848	$265,501	$810	$93

Covered Loans (a)							≥ 90 Days
	Days Past Due			Total		Total	Past Due and	Nonaccrual
	30-59	60-89	≥ 90	Past Due	Current	Loans	Accruing(b)	Loans(b)
Commercial
C&I	$5,509	$2,911	$70,588	$79,008	$180,186	$259,194
CRE	29,241	16,761	208,820	254,822	763,393	1,018,215
Construction	2,179	2,458	83,969	88,606	28,564	117,170
Consumer
Installment	667	493	36	1,196	10,327	11,523
Home Equity Lines	1,476	738	443	2,657	183,277	185,934
Residential Mortgages	14,975	3,625	12,320	30,920	65,193	96,113
Total	$54,047	$26,986	$376,176	$457,209	$1,230,940	$1,688,149

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

Credit Quality

The credit quality of the Corporation’s loan portfolios is assessed as a function of net credit losses, levels of nonperforming assets and delinquencies, and credit quality ratings as defined by the Corporation. The Corporation's Credit Policy Division manages credit risk by establishing common credit policies for its subsidiary bank, participating in approval of its loans, conducting reviews of loan portfolios, providing centralized consumer underwriting, collections and loan operation services, and overseeing loan workouts. The Corporation's objective is to minimize losses from its commercial lending activities and to maintain consumer losses at acceptable levels that are stable and consistent with growth and profitability objectives. The Corporation's accounting policy for the allowance for loan losses is discussed in Note 1 (Summary of Significant Accounting Policies).

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

For consumer loans, Management evaluates credit quality based on the aging status of the loan as well as by payment activity, which is presented in the above tables. Individual commercial loans are assigned credit risk grades based on an internal assessment of conditions that affect a borrower’s ability to meet its contractual obligation under the loan agreement. The credit-risk grading process for commercial loans is summarized in Note 1 (Summary of Significant Accounting Policies). The following tables provide a summary of commercial loans by portfolio type by credit risk grade based on the most recent assessment performed.

As of December 31, 2011
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$37,607	$—	$—	$10,636
Grade 2	122,124	4,218	615	—
Grade 3	479,119	249,382	16,752	5,868
Grade 4	1,973,671	1,548,420	241,302	57,026
Grade 5	50,789	58,942	4,583	—
Grade 6	85,392	130,968	14,083	—
Grade 7	—	263	—	—
Grade 8	—	—	—	—
Total	$2,748,702	$1,992,193	$277,335	$73,530
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	—	1,871	—	—
Grade 4	26,036	55,129	—	—
Grade 5	—	—	—	—
Grade 6	738	5,743	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$26,774	$62,743	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$948	$—	$—	$—
Grade 2	1,376	—	—	—
Grade 3	—	516	—	—
Grade 4	109,360	303,231	487	—
Grade 5	9,661	103,919	1,567	—
Grade 6	69,330	344,445	80,009	—
Grade 7	6,864	25,737	7,846	—
Grade 8	—	—	—	—
Total	$197,539	$777,848	$89,909	$—

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2010
Legacy Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$66,802	$13,387	$3,301	$8,069
Grade 2	64,740	4,462	6,700	—
Grade 3	260,351	278,274	39,986	11,414
Grade 4	1,476,930	1,486,620	188,949	43,210
Grade 5	61,284	87,155	8,055	311
Grade 6	55,720	157,422	30,168	—
Grade 7	2	—	—	—
Grade 8	—	—	—	—
Total	$1,985,829	$2,027,320	$277,159	$63,004
Acquired Loans (Noncovered)
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$—	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	451	5,934	—	—
Grade 4	95,392	133,613	—	—
Grade 5	5	—	—	—
Grade 6	300	1,494	—	—
Grade 7	—	—	—	—
Grade 8	—	—	—	—
Total	$96,148	$141,041	$—	$—
Covered Loans
	Commercial
	C&I	CRE	Construction	Leases
Grade 1	$641	$—	$—	$—
Grade 2	—	—	—	—
Grade 3	3,045	1,337	—	—
Grade 4	111,792	430,553	4,262	—
Grade 5	63,624	221,020	3,260	—
Grade 6	67,253	317,134	69,998	—
Grade 7	12,839	48,171	39,650	—
Grade 8	—	—	—	—
Total	$259,194	$1,018,215	$117,170	$—

The activity within the allowance for noncovered loan losses, by portfolio type, for the year ended December 31, 2011 is shown in the following table:

For the Year Ended December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Allowance for loan losses, beginning balance	$29,764	$32,026	$7,180	$475	$21,555	$7,217	$11,107	$5,366	$114,690
Charge-offs	(20,251)	(10,571)	(3,973)	(778)	(25,839)	(8,691)	(7,846)	(4,819)	(82,768)
Recoveries	2,162	630	685	37	13,639	1,985	2,264	340	21,742
Provision for loan losses	20,688	9,772	1,281	607	8,626	6,255	1,844	4,962	54,035
Allowance for loan losses, ending balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following presents the allowance for noncovered loan losses and the recorded investment in legacy loans, by portfolio type, and based on impairment method as of December 31, 2011.

As of December 31, 2011
	C&I	CRE	Construction	Leases	Installment	Home Equity Lines	Credit Cards	Residential Mortgages	Total
Ending allowance for noncovered loan losses balance attributable to loans:
Individually evaluated for impairment	$2,497	$1,599	$99	$—	$1,382	$31	$108	$1,364	$7,080
Collectively evaluated for impairment	29,866	30,258	5,074	341	16,599	6,735	7,261	4,485	100,619
Total ending allowance for noncovered loan losses balance	$32,363	$31,857	$5,173	$341	$17,981	$6,766	$7,369	$5,849	$107,699
Legacy loans:
Loans individually evaluated for impairment	$8,269	$36,087	$9,320	$—	$33,571	$4,763	$2,202	$17,398	$111,610
Loans collectively evaluated for impairment	2,740,433	1,956,106	268,015	73,530	1,227,574	719,928	144,154	394,426	7,524,166
Total ending legacy loan balance	$2,748,702	$1,992,193	$277,335	$73,530	$1,261,145	$724,691	$146,356	$411,824	$7,635,776

The activity within the allowance for noncovered loan losses for the years ended December 31, 2010 and 2009 is shown in the following table:

	Years Ended December 31,
	2010	2009
Allowance for loan losses, beginning balance	$115,092	$103,757
Loans charged off:
C&I, CRE and construction	42,937	42,276
Leases	896	97
Installment	34,054	31,622
Home equity loans	7,912	7,200
Credit cards	13,577	13,558
Residential mortgages	5,156	4,960
Total charge-offs	104,532	99,713
Recoveries:
C&I, CRE and construction	2,816	1,584
Leases	267	57
Installment	13,203	8,500
Home equity loans	1,599	494
Credit cards	2,199	1,710
Residential mortgages	263	270
Total recoveries	20,347	12,615
Net charge-offs	84,185	87,098
Provision for loan losses	83,783	98,433
Allowance for loan losses, ending balance	$114,690	$115,092

To the extent there is a decrease in the present value of cash flows from Acquired Impaired Loans after the date of acquisition, the Corporation records an allowance for loan losses, net of expected reimbursement under any Loss Share Agreements. These expected reimbursements are recorded as part of covered loans in the accompanying consolidated balance sheets. During the year ended December 31, 2011, the Corporation increased its allowance for covered loan losses to $36.4 million to reserve for

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

estimated additional losses on certain Acquired Impaired Loans. The increase in the allowance was recorded by a charge to the provision for covered loan losses of $62.9 million and an increase of $42.6 million in the loss share receivable for the portion of the losses recoverable under the Loss Share Agreements.

To the extent there is credit deterioration in Acquired Non-Impaired Loans after the date of acquisition, the Corporation records a provision for loan losses only when the required allowance, net of expected reimbursement under any Loss Share Agreements, exceeds any remaining credit discount.

The activity within the allowance for covered loan losses for the years ended December 31, 2011 and 2010 is shown in the following tables:

Allowance for Covered Loan Losses	Year ended
	December 31
	2011	2010
Balance at beginning of the period	$13,733	$—
Provision for loan losses before benefit attributable to FDIC loss share agreements	62,905	27,184
Benefit attributable to FDIC loss share agreements	(42,552)	(22,752)
Net provision for loan losses	20,353	4,432
Increase in indemnification asset	42,552	22,752
Loans charged-off	(40,221)	(13,451)
Balance at end of the period	$36,417	$13,733

A loan is considered to be impaired when, based on current events or information, it is probable the Corporation will be unable to collect all amounts due (principal and interest) per the contractual terms of the loan agreement. Loan impairment for all loans is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, at the observable market price of the loan, or the fair value of the collateral for certain collateral dependent loans. Impaired loans include all nonaccrual commercial, agricultural, construction, and commercial real estate loans, and loans modified as TDRs. The following tables present information related to impaired loans by portfolio type.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

As of December 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$6,999	$9,121	$—	$8,442
CRE	29,566	46,744	—	37,720
Construction	7,522	13,675	—	9,908
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	4,244	4,262	—	4,450
Subtotal	48,331	73,802	—	60,520
Impaired loans with a related allowance
Commercial
C&I	1,270	1,769	2,497	752
CRE	6,521	6,789	1,599	3,247
Construction	1,798	2,864	99	1,929
Consumer
Installment	33,571	33,621	1,382	33,742
Home equity line	4,763	4,763	31	4,996
Credit card	2,202	2,202	108	2,497
Residential mortgages	13,154	13,160	1,364	13,155
Subtotal	63,279	65,168	7,080	60,318
Total impaired loans	$111,610	$138,970	$7,080	$120,838

As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans with no related allowance
Commercial
C&I	$12,172	$15,045	$—	$12,816
CRE	34,003	40,619	—	35,238
Construction	10,120	14,710	—	10,833
Consumer
Installment	17,146	17,164	—	17,313
Home equity line	1,747	1,747	—	1,764
Credit card	3,081	3,081	—	2,926
Residential mortgages	1,992	2,765	—	2,027
Subtotal	80,261	95,131	—	82,917
Impaired loans with a related allowance
Commercial
C&I	—	—	—	—
CRE	30,792	37,767	3,852	33,172
Construction	7,585	11,423	1,588	8,928
Consumer
Installment	—	—	—	—
Home equity line	—	—	—	—
Credit card	—	—	—	—
Residential mortgages	9,705	9,776	741	9,713
Subtotal	48,082	58,966	6,181	51,813
Total impaired loans	$128,343	$154,097	$6,181	$134,730

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Aggregated consumer loans, mortgage loans, and leases that are collectively evaluated for impairment are not included in the above tables.
Interest income recognized on impaired loans during years ended December 31, 2011, 2010 and 2009 was not material.
In certain circumstances, the Corporation may modify the terms of a loan to maximize the collection of amounts due when a borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term. In most cases the modification is either a concessionary reduction in interest rate, extension of the maturity date or modification of the adjustable rate provisions of the loan that would otherwise not be considered, however, forgiveness of principal is rarely granted. Concessionary modifications are classified as TDRs unless the modification is short-term, typically less than 90 days. TDRs accrue interest if the borrower complies with the revised terms and conditions and has demonstrated repayment performance at a level commensurate with the modified terms for a minimum of six consecutive payment cycles after the restructuring date.

The substantial majority of the Corporation’s residential mortgage TDRs involve reducing the client’s loan payment through an interest rate reduction for a set period of time based on the borrower’s ability to service the modified loan payment. Modifications of mortgages retained in portfolio are handled using proprietary modification guidelines, or the FDIC's Modification Program for residential first mortgages covered by Loss Share Agreements. The Corporation participates in the U.S. Treasury's Home Affordable Modification Program for originated mortgages sold to and serviced for Fannie Mae and Freddie Mac. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial real estate and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

Included in the impaired loan balances above were TDRs of $72.9 million and $46.8 million as of December 31, 2011 and December 31, 2010, respectively. Specific allowances for loan losses are established for loans whose terms have been modified in a TDR. Specific reserve allocations are generally assessed prior to loans being modified in a TDR, as most of these loans migrate from the Corporation’s internal watch list and have been specifically allocated for as part of the Corporation’s normal loan loss provisioning methodology. Included in the impaired loan balances above were allowance for loan losses on TDRs of $3.5 million and $1.0 million as of December 31, 2011 and December 31, 2010, respectively.

As a result of adopting the amendments in ASU 2011-02 in the quarter ended September 30, 2011, the Corporation reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs. The Corporation identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance for those receivables newly identified as impaired. The application of this new guidance to the commercial noncovered portfolio changed the evaluation of two loans with a recorded investment of $1.8 million to be classified as TDRs. The allowance for credit losses associated with these two loans, on the basis of a current evaluation of loss, was $0.3 million. In the consumer portfolio, $23.9 million of loans were reclassified as

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

TDRs in the quarter ended September 30, 2011. The allowance for credit losses associated with these consumer loans, on the basis of a current evaluation of loss, was $1.3 million.
Acquired loans restructured after acquisition are not considered TDRs for purposes of the Corporation’s accounting and disclosure if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools. The Corporation has modified certain loans according to provisions in Loss Share Agreements. Losses associated with modifications on these loans, including the economic impact of interest rate reductions, are generally eligible for reimbursement under the Loss Share Agreements. As of December 31, 2011 and December 31, 2010, TDRs on Acquired Impaired Loans were $77.4 million and $37.2 million, respectively. At September 30, 2011, the end of the first interim period of adoption of ASU 2011-02, the recorded investment in covered loans, now considered a TDR was $1.9 million, and the allowance for credit losses associated with those covered loans, on the basis of a current evaluation of loss, was $0.2 million.

The following table provides a summary of TDRs by loan type as of December 31, 2011, including the delinquency status for TDRs that continue to accrue interest and TDRs included in nonperforming assets.

	Accruing TDRs			Nonaccruing TDRs			Total	Total
	Current	Delinquent	Total	Current	Delinquent	Total	TDRs	Allowance
Noncovered loans
Commercial
C&I	$91	$—	$91	$—	$2,421	$2,421	$2,512	$247
CRE	3,305	513	3,818	3,590	1,759	5,349	9,167	236
Construction	2,782	—	2,782	304	237	541	3,323	99
Total noncovered commercial	6,178	513	6,691	3,894	4,417	8,311	15,002	582
Consumer
Installment	31,635	1,802	33,437	—	134	134	33,571	1,382
Home equity lines	4,226	222	4,448	76	239	315	4,763	31
Credit card	2,073	110	2,183	—	19	19	2,202	108
Residential mortgages	13,694	707	14,401	1,635	1,362	2,997	17,398	1,364
Total noncovered consumer	51,628	2,841	54,469	1,711	1,754	3,465	57,934	2,885
Covered loans
C&I	—	—	—	1,022	8,141	9,163	9,163	1,578
CRE	15,203	2,362	17,565	25,885	20,658	46,543	64,108	7,069
Construction	—	—	—	—	4,148	4,148	4,148	—
Total covered commercial	15,203	2,362	17,565	26,907	32,947	59,854	77,419	8,647
Total TDRs	$73,009	$5,716	$78,725	$32,512	$39,118	$71,630	$150,355	$12,114

In the year ended December 31, 2011, ten commercial loans with a recorded investment of $4.3 million which had been modified in a TDR defaulted and were subsequently charged-off. The recorded investment of defaulted consumer loans which had been modified in a TDR in the year ended December 31, 2011 was $3.7 million. Loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Corporation evaluates the loan for possible further impairment. The allowance for loan losses may be increased, adjustments may be made in the allocation of the allowance for loan losses, or partial charge-offs may be taken to further write-down the carrying value of the loan.
At December 31, 2011, the Corporation did not have any material commitments to lend additional funds to debtors owing receivables whose terms have been modified in a TDR.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

5. Goodwill and Other Intangible Assets

Goodwill

Changes to the carrying amount of goodwill not subject to amortization for the years ended December 31, 2011 and 2010 are provided in the following table.

	Commercial	Retail	Wealth	Total
Balance at December 31, 2009	$73,827	$59,038	$6,733	$139,598
Goodwill acquired:
First Bank branches	46,414	1,933	—	48,347
Midwest	264,480	5,170	2,449	272,099
Balance at December 31, 2010	384,721	66,141	9,182	460,044
Balance at December 31, 2011	$384,721	$66,141	$9,182	$460,044

The acquisitions resulting in the acquired goodwill are more fully described in Note 2 (Business Combinations).

The Corporation expects $43.5 million of the $48.3 million of goodwill acquired in the First Bank branches acquisition and all of the goodwill acquired in the Midwest acquisition to be deductible for tax purposes.

The Corporation performed the required annual impairment tests of goodwill as of November 30, 2011. The Corporation’s annual impairment test did not indicate impairment at any of its reporting units. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings.

Other Intangible Assets

The following tables show the gross carrying amount and the amount of accumulated amortization of intangible assets subject to amortization.

	December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,759	$(8,829)	$7,930
Non-compete covenant	102	(51)	51
Lease intangible	618	(360)	258
	$17,479	$(9,240)	$8,239

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Core deposit intangibles	$16,760	$(6,871)	$9,889
Non-compete covenant	102	(25)	77
Lease intangible	617	(172)	445
	$17,479	$(7,068)	$10,411

As a result of the ABL Loan acquisition on December 15, 2009, a non-compete asset was recognized at its acquisition date fair value of $0.1 million. This non-compete asset will be amortized on

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

an accelerated basis over its estimated useful life of 4 years.

As a result of the acquisition of the First Bank branches on February 19, 2010, a core deposit intangible asset was recognized at its acquisition date fair value of $3.2 million and a lease intangible asset was recognized at its acquisition date fair value of $0.6 million. The core deposit intangible asset is being amortized on an accelerated basis over its useful life of ten years, and the lease intangible asset is being amortized over the remaining weighted average lease terms.

A core deposit intangible asset with an acquisition date fair value of $1.0 million was recognized as a result of the George Washington acquisition on February 19, 2010. The core deposit intangible asset is being amortized on an accelerated basis over its useful life of 10 years.

A core deposit intangible asset with an acquisition date fair value of $7.4 million was recognized as a result of the Midwest acquisition on May 14, 2010. The core deposit intangible asset is being amortized on an accelerated basis over its useful life of ten years.

These acquisitions are more fully described in Note 2 (Business Combinations).

Amortization expense for intangible assets was $2.2 million for 2011, and $2.9 million in 2010 and $0.3 million in 2009.

The following table shows the estimated future amortization expense for intangible assets subject to amortization as of December 31, 2011.

For the years ended:

December 31, 2012	$1,867
December 31, 2013	1,226
December 31, 2014	1,073
December 31, 2015	984
December 31, 2016	895
$6,045

6. Mortgage Servicing Rights and Mortgage Servicing Activity

In the years ended December 31, 2011 and 2010, the Corporation sold residential mortgage loans from the held for sale portfolio with unpaid principal balances of $533.5 million and $558.6 million, respectively, and recognized pretax gains of $4.8 million and $5.5 million, respectively, which are included as a component of loan sales and servicing income. As of December 31, 2011 and 2010, the Corporation retained the related mortgage servicing rights on $481.1 million and $484.0 million, respectively, of the loans sold and receives servicing fees.

The Corporation serviced for third parties approximately $2.2 billion of residential mortgage loans at December 31, 2011 and $2.1 billion at December 31, 2010. Loan servicing fees, not including valuation changes included in loan sales and servicing income, were $5.4 million, $5.1 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Servicing rights are presented within other assets on the accompanying consolidated balance sheets. The

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Changes in the carrying amount of mortgage servicing rights are as follows:

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of period	$21,317	$20,784	$18,778
Addition of mortgage servicing rights	4,442	4,966	4,862
Amortization	(4,580)	(4,433)	(3,641)
Changes in allowance for impairment	(3,539)	—	785
Balance at end of period	$17,640	21,317	20,784
Fair value at end of period	$17,749	21,579	22,241

On a quarterly basis, the Corporation assesses its capitalized servicing rights for impairment based on their current fair value. For purposes of the impairment, the servicing rights are disaggregated based on loan type and interest rate which are the predominant risk characteristics of the underlying loans. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for the stratification, the valuation is reduced through a recovery to earnings. There was a valuation allowance of $3.5 million as of December 31, 2011. No valuation allowances were required as of December 31, 2010 and 2009. No permanent impairment losses were written off against the allowance during the years ended December 31, 2011, 2010, and 2009.

Key economic assumptions and the sensitivity of the current fair value of the mortgage servicing rights related to immediate 10% and 25% adverse changes in those assumptions at December 31, 2011 are presented in the following table below. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value based on 10% variation in the prepayment speed assumption generally cannot be extrapolated because the relationship of the change in the prepayment speed assumption to the change in fair value may not be linear. Also, in the below table, the effect of a variation in the discount rate assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in prepayment speed estimates could result in changes in the discount rates), which might magnify or counteract the sensitivities.

Prepayment speed assumption (annual CPR)	15.90%
Decrease in fair value from 10% adverse change	$908
Decrease in fair value from 25% adverse change	2,152
Discount rate assumption	9.70%
Decrease in fair value from 100 basis point adverse change	$500
Decrease in fair value from 200 basis point adverse change	969
Expected weighted-average life (in months)	74.1

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following table shows the estimated future amortization for mortgage servicing rights as of December 31, 2011:
Years Ended December 31,
2012	$3,304
2013	2,844
2014	2,306
2015	1,861
2016	1,499
more than 5 years	5,826
$17,640

7. Restrictions on Cash and Dividends

The average balance on deposit with the FRB or other governing bodies to satisfy reserve requirements amounted to $4.5 million and $6.2 million during 2011 and 2010, respectively. The level of this balance is based upon amounts and types of customers’ deposits held by the banking subsidiary of the Corporation. In addition, deposits are maintained with other banks at levels determined by Management based upon the volumes of activity and prevailing interest rates to compensate for check-clearing, safekeeping, collection and other bank services performed by these banks. At December 31, 2011, cash and due from banks included $3.1 million deposited with the FRB and other banks for these reasons.

Dividends paid by the subsidiaries are the principal source of funds to enable the payment of dividends by the Corporation to its shareholders. These payments by the subsidiaries in 2011 were restricted, by the regulatory agencies, principally to the total of 2011 net income plus undistributed net income of the previous two calendar years. Regulatory approval must be obtained for the payment of dividends of any greater amount.

8. Premises and Equipment

The components of premises and equipment are as follows:

	At December 31,		Estimated
	2011	2010	useful lives
Land	$46,766	$46,807	-
Buildings	201,163	197,582	10-35 yrs
Equipment	125,440	118,893	3-15 yrs
Leasehold improvements	22,247	20,660	1-20 yrs
Software	65,953	59,669	3-7 yrs
	461,569	443,611
Less accumulated depreciation and amortization	268,620	245,745
	$192,949	$197,866

Amounts included in other expenses on the accompanying consolidated statements of income and comprehensive income for depreciation and amortization aggregated $22.9 million, $22.1 million and $19.5 million for the years ended 2011, 2010, and 2009, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

9. Certificates and Other Time Deposits

The aggregate amounts of certificates and other time deposits of $100 thousand and over at December 31, 2011 and 2010 were $577.3 million and $936.9 million, respectively. Interest expense on these certificates and time deposits amounted to $6.3 million, $14.1 million and $13.3 million in 2011, 2010, and 2009, respectively.

Maturities of certificates and other time deposits as of December 31, 2011 are as follows:

For the years ended December 31,
2012	$1,217,272
2013	357,472
2014	85,755
2015	57,362
2016	24,150
2017 and thereafter	1,068
$1,743,079

10. Federal Funds Purchased and Securities Sold under Agreements to Repurchase and Wholesale Borrowings

The following table presents the components of federal funds purchased and securities sold under agreements to repurchase and wholesale borrowings:

	As of December 31,
	2011	2010
Federal funds purchased and securities sold under agreements to repurchase	$866,265	$777,585
Wholesale borrowings
FHLB advances	$203,068	$325,560
Other	394	447
Total wholesale borrowings	$203,462	$326,007

Securities sold under agreements to repurchase are secured by securities with a carrying value of $902.3 million and $836.4 million at December 31, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase have an overnight maturity at December 31, 2011. Selected financial statement information pertaining to the securities sold under agreements to repurchase is as follows:

	As of December 31,
	2011	2010	2009
Federal funds purchased and securities sold under agreements to repurchase
Average balance during the year	$925,803	$907,015	$1,013,167
Weighted-average annual interest rate during the year	0.36%	0.49%	0.47%
Maximum month-end balance	$1,014,720	$1,034,200	$1,350,475

FHLB advances were secured by loans totaling $4.7 billion at December 31, 2011 and $4.6 billion at

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

December 31, 2010. The FHLB advances have interest rates that range from 1.48% to 4.75% as of December 31, 2011. Selected financial statement information pertaining to wholesale borrowings is as follows:

	As of December 31,
	2011	2010	2009
Wholesale borrowings
Average balance during the year	$298,835	$510,790	$952,979
Weighted-average annual interest rate during the year	2.11%	2.74%	2.87%
Maximum month-end balance	$327,997	$716,091	$1,159,181

The following table illustrates the contractual maturities of the Corporation’s wholesale borrowings at December 31, 2011:

	One Year	One to	Three to	Over Five
	or Less	Three Years	Five Years	Years	Total
Wholesale Borrowings
FHLB advances	$50,000	$39,524	$78,019	$35,525	$203,068
Other	57	123	139	75	394
Total wholesale borrowings	$50,057	$39,647	$78,158	$35,600	$203,462

Lines of Credit. As of December 31, 2011, the Corporation has two lines of credit with financial institutions. The terms of each line of credit are described as follows:

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2011 and 2010. The line carries two interest rate options: one month London Inter-Bank Offered Rate ("LIBOR") plus 200 basis points; or the greater of the prime lending rate of the financial institution or the Federal Funds Open Rate plus 50 basis points.

The Corporation had a $15.0 million line of credit with a financial institution with no outstanding balance as of December 31, 2011 and 2010. The line carries two interest rate options: one month LIBOR plus 175 basis points; or the greater of the prime lending rate of the financial institution and the sum of the Federal Funds Open Rate plus 50 basis points or the sum of the daily LIBOR Rate plus 100 basis points.

11. Income Taxes

Income tax expense is comprised of the following:

	Years Ended December 31,
	2011	2010	2009
Taxes currently payable
Federal	$45,026	$5,188	$18,291
State	1,823	1,460	237
Deferred (benefit) expense	(756)	30,443	7,117
	$46,093	$37,091	$25,645

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The actual income tax rate differs from the statutory tax rate as shown in the following table:
	Years Ended December 31,
	2011	2010	2009
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) in rate due to:
Interest on tax-exempt securities and tax-free loans, net	(3.04)	(3.36)	(4.09)
Bank owned life insurance	(3.26)	(3.94)	(4.65)
State income tax (net)	0.72	0.68	0.15
Tax credits	(2.12)	(2.37)	(1.97)
ESOP Dividends	(0.24)	(0.29)	(0.49)
Non-deductible meals and entertainment	0.29	0.30	0.28
Other	0.48	0.47	(0.44)
Effective tax rates	27.83%	26.49%	23.79%

Income tax expense as reflected in the previous table excludes net worth-based taxes, which are assessed in Ohio, Pennsylvania and Missouri. These taxes are $5.5 million, $7.6 million and $6.1 million in 2011, 2010 and 2009, respectively, and are recorded in other operating expense in the accompanying consolidated statements of income and comprehensive income.

Principal components of the Corporation's net deferred tax asset are summarized as follows:

	Years Ended
	December 31,
	2011	2010
Deferred tax assets:
Allowance for credit losses	$42,481	$43,959
Employee benefits	44,572	34,692
REMIC	6,749	7,263
Acquired liabilities	5,576	7,380
Goodwill	13,041	14,314
Core deposit intangible	1,066	649
Other	1,875	35
	115,360	108,292
Deferred tax liabilities:
Leased assets and depreciation	(4,776)	(3,381)
Acquired loans	(35,533)	(37,516)
Available for sale securities	(28,929)	(18,697)
FHLB stock	(25,577)	(25,577)
Loan fees and expenses	(4,618)	(6,757)
	(99,433)	(91,928)
Total net deferred tax asset	$15,927	$16,364

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The period change in deferred taxes recorded both directly to capital and as a part of the income tax expense can be summarized as follows:
	Years ended
	December 31,
	2011	2010
Deferred tax changes reflected in other comprehensive income	$1,193	$(346)
Deferred tax changes reflected in Federal income tax expense	(756)	30,443
Deferred tax changes reflected in acquired net assets	—	(21,402)
Net change in deferred taxes	$437	$8,695

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

A reconciliation of the change in the reserve for uncertain tax positions is as follows:

	Federal and State Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits
Balance at January 1, 2011	$979	$801	$1,780
Additions for tax provisions related to prior year	18	1,414	1,432
Reduction for tax positions related to prior closed tax years	(44)	(598)	(642)
Reduction for tax positions related to prior tax years	(7)	(126)	(133)
Balance at December 31, 2011	$946	$1,491	$2,437
Components of Reserve:
Potential adjustment to non-deductible interest expense	$58	$9	$67
Timing of the accrual for interest on nonperforming assets	—	1,175	1,175
State income tax exposure	888	307	1,195
Balance at December 31, 2011	$946	$1,491	$2,437

The Corporation recognized accrued interest and penalties, as appropriate, related to unrecognized tax benefits (“UTBs)”, in the effective tax rate. The balance of accrued interest and penalties at the reporting periods is presented in the table above. The reserve of uncertain tax positions is recorded in accrued taxes, expenses and other liabilities on the consolidated balance sheets.

The Corporation and its subsidiaries are routinely examined by various taxing authorities. With few exceptions, the Corporation is no longer subject to federal, state and local tax examinations by tax authorities for years before 2008. The expiration of statutes of limitation for various jurisdictions is expected to reduce the UTB balance by approximately $0.4 million within the next twelve months. Management anticipates that the UTB balance will increase by $0.5 million as a result of the 2011 tax filings in the next twelve months. If the total amount of UTBs were recognized the effective tax rate would decrease by 147 basis points to 26.36% at December 31, 2011.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2011, Management had identified no other potential Treasury regulations or legislative initiatives that could have a significant impact on the UTB balance within the next twelve months.

12. Benefit Plans

Pension plans. The Corporation has a defined benefit pension plan which covers employees vested in the pension plan as of December 31, 2006. On May 18, 2006, the Corporation’s Board of Directors approved freezing the defined benefit pension plan for non-vested employees and closed it to new entrants after December 31, 2006. In general, benefits are based on years of service and the employee's compensation. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax reporting purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation made contributions of $10.0 million, $20.0 million and $10.0 million to the qualified pension plan during 2011, 2010 and 2009, respectively. Management anticipates contributing $10.0 million to the qualified pension plan during 2012.

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

Effective March 1, 2009, the Corporation discontinued the subsidy for retiree medical for current eligible active employees. Eligible employees who retired on or prior to March 1, 2009, were offered subsidized retiree medical coverage until age 65. Employees who retire after March 1, 2009 will not receive a Corporation subsidy toward retiree medical coverage. The elimination of Corporation subsidized retiree medical coverage resulted in an accounting curtailment gain of $10.2 million in 2009.

The cost of postretirement benefits expected to be provided to current and future retirees is accrued over those employees’ service periods. In addition to recognizing the cost of benefits for the current period, recognition is being provided for the cost of benefits earned in prior service periods (the transition obligation).

Other employee benefits. FirstMerit’s Amended and Restated Executive Deferred Compensation Plan allows participating executives to elect to receive incentive compensation payable with respect to any year in whole shares of common stock or cash, to elect to defer receipt of any incentive compensation otherwise payable with respect to any year in increments of 1%. An account is maintained in the name of each participant and is credited with cash or shares of common stock equal to the number of shares that could have been purchased with the amount of any compensation so deferred, at the closing price of the common stock on the day as of which the stock account is so credited. The deferred compensation liability at December 31, 2011 and 2010 was $10.0 million and $9.9 million, respectively, and is included in accrued taxes, expenses and other liabilities on the accompanying consolidated balance sheets.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Savings plans. The Corporation maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all full-time and part-time employees beginning in the quarter following three months of continuous employment. Effective April 1, 2011, the Corporation reinstated its matching contribution at $.50 of each $1.00 up to 1% of employee's qualifying salary. Contributions made by the Corporation to the savings plan were $0.5 million for 2011. The Corporation did not make a contribution to the savings plan during 2010 and 2009, due to a suspension of the matching contribution effective January 1, 2009. The savings plan was approved for non-vested employees in the defined benefit pension plan and new hires as of January 1, 2007. Matching contributions vest in accordance with plan specifications.

The Corporation maintains a qualified defined contribution plan known as Retirement Investment Plan (“RIP”). This plan was established January 1, 2007 for any employee that was not vested in the defined benefit plan on December 31, 2006. All new hires after January 1, 2007 became eligible for the RIP. To be eligible for the annual contribution, an employee must be actively employed on December 31 and eligible to participate in the 401(k) plan (date of hire and age 21 on or before July 1, 2007). The Corporation made a $3.2 million, $2.5 million, and $1.8 million contribution to the RIP for the years ended December 31, 2011, 2010 and 2009, respectively.

Actuarial assumptions. The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation and expected duration of benefit payments. The Corporation's pension plan weighted-average allocations at measurement dates by asset category are as follows:

	Percentage of Plan Assets on Measurement Date
	December 31,
Asset Category	2011	2010
Cash and domestic money market funds	4.33%	4.39%
U.S. Treasury obligations	2.37%	2.97%
U.S. Government agencies	2.96%	3.33%
Corporate bonds	5.22%	5.38%
Common stocks	15.30%	24.56%
Equity mutual funds	36.80%	23.26%
Fixed income mutual funds	18.89%	19.84%
Foreign mutual funds	14.13%	16.27%
	100.00%	100.00%

The Corporation's asset allocation strategy favors equities, with a target allocation of approximately 90% equity securities. The asset allocation policy is as below:
Asset Class	Target	Range
Large Cap U.S. Equity	45.00%	35% to 55%
Small/Mid Cap U.S. Equity	20.00%	10% to 30%
International Equity	25.00%	15% to 35%
Alternative Investments	10.00%	0% to 15%
	100.00%

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Corporation's pension plan invests in equities and other return-seeking assets, such as real assets, as well as liability-hedging assets, primarily fixed income. The investment policies recognize that the plan's asset return requirements and risk tolerances will change over time. The Corporation utilizes a dynamic investment policy, whereby the allocation to return-seeking assets and liability-hedging assets is determined by comparing plan assets to the plan liabilities. As the plan's funded status improves, the allocation to liability-hedging assets will increase from the current target of 35% of plan assets.

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

The discount rate reflects the market rate for high-quality fixed income debt instruments, that is rated double-A or higher by a recognized ratings agency, on the Corporation’s annual measurement date and is subject to change each year. The discount rate is selected on data specific to the Corporation’s plans and employee population. During 2011, the Corporation used a discount rate of 5.04% in the pension liability valuation, a decrease of 56 basis points from the 2010 discount rate.

The average rate of compensation increase for the qualified pension plans was 5.22% in 2011 and 2010. The average rate of compensation increase for the supplemental executive retirement nonqualified pension plan was 3.75% in 2011 and 2010.

For measurement purposes, the assumed annual rate increase in the per capita cost of non-Medicare covered health care benefits was 8.5% in 2011, decreased gradually to 5.0% in 2019, and Medicare covered health care benefits was 13.0%, decreased gradually to 5.0% in 2027. Increasing or decreasing the assumed health care cost trend rate by one percentage point each future year would not have a material impact on net postretirement benefit cost or obligations.

Additional information on the assumptions used to value the pension liability is included in Critical Accounting Policies within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The actuarial assumptions used in the defined benefit qualified and nonqualified pension plans and the postretirement medical and life insurance benefit plan were as follows:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions as of 12/31 measurement date	2011	2010	2009	2011	2010	2009
Discount Rate	5.04%	5.60%	5.98%	4.23%	4.43%	4.94%
Long-term rate of return on assets	7.25%	8.25%	8.50%	—	—	—
Rate of compensation increase	3.75% to 5.22%	3.75% to 5.22%	3.75% to 5.22%	—	—	—
Medical trend rates - non-medicare risk Pre-65	—	—	—	8.5% to 5.0%	9.0% to 5.0%	7.0% to 5.0%
Medical trend rates - non-medicare risk Post-65	—	—	—	12.5% to 5.0%	13.0% to 5.0%	9.0% to 5.0%
Prescription Drugs	—	—	—	8.5% to 5.0%	9.0% to 5.0%	9.0% to 5.0%
Medical trend rates - medicare risk HMO Post-65				12.5% to 5.0%	13.0% to 5.0%	9.0% to 5.0%

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The components of net periodic pension and postretirement benefits are:
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$6,123	$5,919	$5,290	$54	$61	$173
Interest cost	11,439	11,200	11,003	886	959	1,412
Expected return on assets	(13,313)	(12,059)	(11,222)	—	—	—
Prior service costs	394	394	392	—	—	(90)
Cumulative net loss	7,120	5,708	3,031	114	15	63
Curtailment gain	—	—	—	—	—	(10,239)
Net periodic pension/postretirement cost (benefit)	$11,763	$11,162	$8,494	$1,054	$1,035	$(8,681)

The following table sets forth the plans' funded status and amounts recognized in the Corporation's consolidated financial statements.
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:
(PBO), beginning of year	$211,183	$193,359	$19,942	$19,675
Service cost	6,123	5,919	54	61
Interest cost	11,439	11,200	886	959
Plan amendments	—	—	(4,794)	—
Participant contributions	—	—	846	509
Actuarial gain	23,727	8,512	1,578	954
Benefits paid	(8,832)	(7,807)	(2,262)	(2,216)
PBO, end of year	$243,640	$211,183	$16,250	$19,942
Change in plan assets, at fair value:
Fair value of plan assets, beginning of year	$152,390	$122,799	$—	$—
Actual return on plan assets	(1,352)	16,130	—	—
Participant contributions	—	—	846	509
Employer contributions	11,399	21,268	1,416	1,707
Benefits paid	(8,832)	(7,807)	(2,262)	(2,216)
Fair value of plan assets, end of year	$153,605	$152,390	$—	$—
Funded status	(90,046)	(58,793)	(16,250)	(19,942)
Prior service costs	1,909	2,303	(4,794)	—
Cumulative net loss	117,664	86,381	4,624	3,160
Prepaid (accrued) pension/postretirement cost	29,527	29,891	(16,420)	(16,782)
Amounts recognized in the statement of financial condition consist of:
Accrued benefit liability	$(90,046)	$(58,793)	$(16,250)	$(19,942)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	119,573	88,684	(170)	3,160
Net amount recognized	$29,527	$29,891	$(16,420)	$(16,782)

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Accumulated Benefit Obligation (“ABO”) for the Corporation's pension plan was $220.9 million and $190.8 million for the years ended December 31, 2011 and 2010, respectively. Information for those pension plans that had an ABO in excess of plan assets is as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Aggregate projected benefit obligation	$243,640	$211,183	n/a	n/a
Aggregate accumulated benefit obligation	220,932	190,828	n/a	n/a
Aggregate fair value of plan assets	153,605	152,390	n/a	n/a

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare, and provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer “actuarially equivalent” prescription drug coverage to retirees. For the years ended December 31, 2011, 2010 and 2009 these subsidies did not have a material effect on our APBO and net postretirement benefit cost.

At December 31, 2011, the projected benefit payments for the pension plans and the postretirement benefit plan, which reflect expected future service, as appropriate, totaled $16.8 million and $1.8 million in 2012, $15.7 million and $1.6 million in 2013, $15.4 million and $1.5 million in 2014, $14.4 million and $1.4 million in 2015, $14.9 million and $1.2 million in 2016, and $74.2 million and $5.0 million in years 2016 through 2020, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations in the preceding tables.

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Prior service cost	$1,909	$2,303	$(4,794)	$—
Cumulative net loss	117,664	86,381	4,624	3,160
Total amount recognized	$119,573	$88,684	$(170)	$3,160

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

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Postretirement	Total
Prior service cost	$388	$(468)	$(80)
Cumulative net loss	10,371	287	10,658

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The following is a description of the valuation methodologies used to measure assets held by the pension plans at fair value.

•	Domestic and foreign money market funds: Valued at quoted prices as reported on the active market in which the money market funds are traded.

•
United States government securities, United States government agency issues and corporate bonds: Valued using independent evaluated prices which are based on observable inputs, such as available trade information, spreads, bids and offers, and United States Treasury curves.

•	Common stocks: Valued at the closing price reported on the active market in which the individual securities are traded.

•	Registered equity, fixed income and foreign mutual funds: Valued at quoted prices as reported on the active market in which the securities are traded.

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

The following table sets forth by level, within the fair value hierarchy, the pension plans’ assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Domestic money market funds	$6,654	$—	$—	$6,654
United States government securities	—	3,646	—	3,646
United States government agency issues	—	4,550	—	4,550
Corporate bonds	—	8,024	—	8,024
Common stocks	23,494	—	—	23,494
Equity mutual funds	56,529	—	—	56,529
Fixed income mutual funds	29,012	—	—	29,012
Foreign mutual funds	21,695	—	—	21,695
Total assets at fair value	$137,384	$16,220	$—	$153,604
13. Share-Based Compensation

The Corporation's 2002, 2006 and 2011 Stock and Equity Plans (the "Plans") provide stock options and restricted stock awards to employees for up to 8,008,619 common shares of the Corporation. The Plans also provide for the granting of non-qualified stock options and nonvested (restricted) shares to certain non-employee directors of the Corporation. Outstanding options under these Plans are generally not exercisable for twelve months from date of grant. The total share-based compensation expense recognized during the years ended December 31, 2011, 2010, and 2009 was $8.0 million, $7.3 million, and $7.3 million, respectively, and the related tax benefit thereto was $2.8 million, $2.5 million, and $2.6 million, respectively. Share-based compensation expense related to awards granted to employees as well as awards granted to directors is recorded in salaries, wages, pension and employee benefits in the accompanying consolidated statements of income and

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

comprehensive income.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

A summary of stock option activity under the Plans as of December 31, 2011, 2010 and 2009 and changes during the years then ended is as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate InstrinsicValue (000's)
Outstanding at January 1, 2009	6,109	$25.54
Shares from stock dividend	68	—
Exercised	(156)	18.78
Forfeited	(1)	24.28
Expired	(1,472)	26.15
Outstanding at December 31, 2009	4,550	$25.35	2.92	$402
Exercised	(48)	17.18
Forfeited	—	—
Expired	(210)	25.14
Outstanding at December 31, 2010	4,292	$25.29	2.01	$70
Exercised	—	—
Forfeited	—	—
Expired	(2,215)	25.55
Outstanding at December 31, 2011	2,077	$25.15	1.85	$—
Exercisable at December 31, 2011	2,077	$25.15	1.85	$—

There were no options granted in the years ended December 31, 2011, 2010 and 2009. During the year ended December 31, 2011, no options were exercised. For the years ended December 31, 2010 and 2009, the total intrinsic value of stock options exercised was immaterial for both years.

The Corporation has a policy of repurchasing shares on the open market to satisfy share option exercises. The Corporation repurchased 2.6 million common shares in the first quarter of 2006 which has been adequate to cover all options exercised to date.

At December 31, 2011 there was no unrecognized compensation costs related to stock options granted to be realized under the Plans.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Nonvested Stock Awards

The market price of the Corporation’s common shares at the date of grant is used to estimate the fair value of nonvested (restricted) stock awards. A summary of the status of the Corporation’s nonvested shares as of December 31, 2011, 2010, and 2009 and changes during the years then ended, is as follows:

		Weighted-Average
		Grant Date
Nonvested (restricted) Shares	Shares (000's)	Fair Value
Nonvested at January 1, 2009	678	$20.61
Granted	554	16.53
Vested	(328)	21.18
Forfeited or expired	(54)	18.34
Nonvested at December 31, 2009	850	$17.88
Granted	451	22.85
Vested	(382)	18.32
Forfeited or expired	(48)	19.35
Nonvested at December 31, 2010	871	$20.17
Granted	585	16.48
Vested	(407)	19.75
Forfeited or expired	(23)	19.21
Nonvested at December 31, 2011	1,026	$18.26

At December 31, 2011 there was $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $7.2 million, $8.1 million, and $5.7 million, respectively.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

14. Parent Company

Condensed financial information of FirstMerit Corporation (Parent Company only) is as follows:

	As of December 31,
Condensed Balance Sheets	2011	2010
Assets:
Cash and due from banks	$61,599	$9,648
Investment securities	1,385	1,340
Loans to subsidiaries	—	57,326
Investment in subsidiaries, at equity in underlying value of their net assets	1,494,442	1,431,239
Other assets	9,853	11,381
Total Assets	$1,567,279	$1,510,934
Liabilities and Shareholders' Equity:
Accrued and other liabilities	$1,326	$3,219
Shareholders' equity	1,565,953	1,507,715
Total Liabilities and Shareholders' Equity	$1,567,279	$1,510,934

	Years Ended December 31,
Condensed Statements of Income	2011	2010	2009
Income:
Cash dividends from subsidiaries	$72,500	$22,720	$31,125
Other income	287	1,502	2,881
	72,787	24,222	34,006
Interest and other expenses	8,005	10,387	12,065
Income before income tax benefit and equity in undistributed income of subsidiaries	64,782	13,835	21,941
Income tax benefit	(1,803)	(2,267)	(3,336)
	66,585	16,102	25,277
Equity in undistributed income of subsidiaries	52,973	86,807	56,893
Net income	$119,558	$102,909	$82,170

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

	Years ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009
Operating activities:
Net income	$119,558	$102,909	$82,170
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed income of subsidiaries	(52,973)	(86,807)	(56,893)
(Decrease) increase in Federal income tax payable	(936)	(2,042)	3,893
Other	571	(175)	(391)
Net cash provided by operating activities	66,220	13,885	28,779
Investing activities:
Loans to subsidiaries	(18,704)	(242,327)	(318,000)
Repayment of loans to subsidiaries	76,030	313,550	293,000
Payments for investments in and advances to subsidiaries	—	(381,600)	(350)
Purchases of investment securities	(45)	(45)	(46)
Net cash provided (used) by investing activities	57,281	(310,422)	(25,396)
Financing activities:
Repayment of short-term borrowings	—	(52,393)	(47)
Proceeds from issuance of preferred stock	—	—	125,000
Repurchase of preferred stock	—	—	(125,000)
Repurchase of common stock warrant	—	—	(5,025)
Proceeds from issuance of common stock	—	400,018	79,526
Cash dividends-preferred	—	—	(1,789)
Cash dividends-common stock	(69,255)	(65,634)	(63,891)
Proceeds from exercise of stock options	—	826	2,936
Purchase of treasury shares	(2,295)	(2,634)	(1,758)
Net cash (used) provided by financing activities	(71,550)	280,183	9,952
Increase (decrease) in cash and cash equivalents	51,951	(16,354)	13,335
Cash and cash equivalents at beginning of year	9,648	26,002	12,667
Cash and cash equivalents at end of year	$61,599	$9,648	$26,002

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

The Corporation’s business is conducted solely in the United States of America. The following tables present a summary of financial results as of and for the years ended December 31, 2011, 2010, and 2009:

					FirstMerit
December 31, 2011	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	265,196	225,580	18,764	(29,913)	479,627
Provision for loan losses	38,830	21,672	3,479	10,407	74,388
Other income	57,940	103,248	31,684	31,885	224,757
Other expenses	148,338	235,339	40,004	40,664	464,345
Net income	134,746	62,048	7,122	(84,358)	119,558
AVERAGES :
Assets	6,203,526	2,935,699	240,952	5,115,153	14,495,330
Loans	6,201,990	2,661,910	227,710	64,363	9,155,973
Earnings assets	6,281,589	2,712,133	228,191	3,506,811	12,728,724
Deposits	3,027,329	7,500,213	644,879	240,080	11,412,501
Economic Capital	368,434	223,772	50,871	905,276	1,548,353

					FirstMerit
December 31, 2010	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	250,597	214,118	19,548	(25,744)	458,519
Provision for loan losses	54,065	36,249	2,668	(4,767)	88,215
Other income	46,876	114,497	32,596	18,587	212,556
Other expenses	110,261	224,334	39,604	68,661	442,860
Net income	86,545	44,220	6,416	(34,272)	102,909
AVERAGES :
Assets	5,404,883	2,983,395	278,143	4,857,930	13,524,351
Loans	5,394,135	2,698,502	266,522	170,144	8,529,303
Earnings assets	5,456,316	2,742,696	266,835	3,291,138	11,756,985
Deposits	2,516,201	7,015,468	578,876	339,886	10,450,431
Economic Capital	308,547	223,304	36,881	746,889	1,315,621

					FirstMerit
December 31, 2009	Commercial	Retail	Wealth	Other	Consolidated
OPERATIONS:
Net interest income	154,504	188,491	17,846	(12,077)	348,764
Provision for loan losses	24,110	60,780	8,085	5,458	98,433
Other income	41,344	104,212	32,342	32,403	210,301
Other expenses	92,470	194,848	37,838	27,661	352,817
Net income	51,524	24,098	2,771	3,777	82,170
AVERAGES :
Assets	4,071,785	2,864,636	306,690	3,550,383	10,793,494
Loans	4,101,451	2,685,133	297,589	72,810	7,156,983
Earnings assets	4,135,791	2,712,068	297,589	2,779,786	9,925,234
Deposits	1,934,036	4,708,554	533,039	333,959	7,509,588
Economic Capital	258,925	188,586	42,796	559,618	1,049,925

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

U.S. GAAP establishes a three-level valuation hierarchy for determining fair value that is based on the transparency of the inputs used in the valuation process. The inputs used in determining fair value in each of the three levels of the hierarchy, highest ranking to lowest, are as follow:

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2 — Significant other observable inputs other than Level 1 prices such quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The level in the fair value hierarchy ascribed to a fair value measurement in its entirety is based on the lowest level input that is significant to the overall fair value measurement.

Valuation adjustments, such as those pertaining to counterparty and the Corporation's own credit quality and liquidity, may be necessary to ensure that assets and liabilities are recorded at fair value.  Credit valuation adjustments are made when market pricing does not accurately reflect the counterparty's credit quality.  As determined by Management, liquidity valuation adjustments may be made to the fair value of certain assets to reflect the uncertainty in the pricing and trading of the instruments when Management is unable to observe recent market transactions for identical or similar instruments. Liquidity valuation adjustments are based on the following factors:

•	the amount of time since the last relevant valuation;

•	whether there is an actual trade or relevant external quote available at the measurement date; and

•	volatility associated with the primary pricing components.

Management ensures that fair value measurements are accurate and appropriate by relying upon various controls, including:

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

•	an independent review and approval of valuation models;

•	recurring detailed reviews of profit and loss; and

•	a validation of valuation model components against benchmark data and similar products, where possible.

Management reviews any changes to its valuation methodologies to ensure they are appropriate and justified, and refines valuation methodologies as more market-based data becomes available.  Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

Additional information regarding the Corporation's accounting policies for determining fair value is provided in Note 1 (Summary of Significant Accounting Policies) under the heading “Fair Value Measurements.”

Financial Instruments Measured at Fair Value

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,299	$3,262,715	$87,539	$3,353,553
Residential loans held for sale	—	30,077	—	30,077
Derivative assets	—	62,056	—	62,056
Total assets at fair value on a recurring basis	$3,299	$3,354,848	$87,539	$3,445,686
Derivative liabilities	$—	$86,106	$—	$86,106
True up liability	—	—	11,551	11,551
Total liabilities at fair value on a recurring basis	$—	$86,106	$11,551	$97,657
Note: There were no significant transfers between Levels 1 and 2 of the hierarchy during the year ended December 31, 2011.

December 31, 2010
	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$3,922	$2,922,774	$60,344	$2,987,040
Residential loans held for sale	—	41,340	—	41,340
Derivative assets	—	47,764	—	47,764
Total assets at fair value on a recurring basis	$3,922	$3,011,878	$60,344	$3,076,144
Derivative liabilities	$—	$72,824	$—	$72,824
True up liability	—	—	12,061	12,061
Total liabilities at fair value on a recurring basis	$—	$72,824	$12,061	$84,885
Note: There were no significant transfers between Levels 1 and 2 of the hierarchy during the year ended December 31, 2010.

Available-for-sale securities. When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted. Level 1 instruments include money market mutual funds.

Securities are classified as Level 2 if quoted prices for identical securities are not available, and fair

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

value is determined using pricing models by a third-party pricing service.   For the majority of available-for sale securities, the Corporation obtains fair value measurements from an independent third party pricing service. These instruments include municipal bonds; bonds backed by the U.S. government; corporate bonds; mortgage-backed securities; securities issued by the U.S. Treasury; and certain agency and corporate collateralized mortgage obligations.  The independent pricing service uses industry-standard models to price U.S. Government agencies and MBSs that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. For collateralized mortgage securities, depending on the characteristics of a given tranche, a volatility driven multidimensional static model or Option-Adjusted Spread model is generally used. Substantially all assumptions used by the independent pricing service for securities classified as Level 2 are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

Securities are classified as Level 3 when there is limited activity in the market for a particular instrument and fair value is determined by obtaining broker quotes.  Level 3 instruments include mortgage-backed securities issued and guaranteed by the National Credit Union Administration and single issuer trust preferred securities. These instruments are priced by the independent pricing service through a broker quote when sufficient information, such as cash flows or other security structure or market information, is not available to produce an evaluation. Broker-quoted securities are adjusted based solely on the receipt of updated quotes from market makers or broker-dealers recognized as market participants. A list of such issues is compiled by the independent pricing service daily. For broker-quoted issues, the independent pricing service applies a zero spread relationship to the bid-side valuation, resulting in the same values for the mean and ask.

The fair value detail by level in the fair value hierarchy as of December 31, 2011 is shown in the table below.

	Level 2		Level 3
	# Issues	Fair Value	# Issues	Fair Value
U.S.government agency debentures	7	$123,069	—	$—
U.S States and political subdivisions	523	357,731	—	—
Residential mortgage-backed securities:
U.S. government agencies	191	1,460,343	—	—
Residential collateralized mortgage-backed securities:
U.S. government agencies	105	1,137,834	1	—
Non-agency	1	2	4	43,305
Commercial collateralized mortgage obligations:
U.S. government agencies	12	129,127	—	—
Corporate debt securities	14	54,609	8	44,234
	853	$3,262,715	13	$87,539

On a monthly basis, Management validates the pricing methodologies utilized by our independent pricing service to ensure the fair value determination is consistent with the applicable accounting guidance and that the investments are properly classified in the fair value hierarchy. Management substantiates the fair values determined for a sample of securities held in portfolio by reviewing the key assumptions used by the independent pricing service to value the securities and comparing the fair values to prices from other

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

independent sources for the same and similar securities. Management analyzes variances and conducts additional research with the independent pricing service, if necessary, and takes appropriate action based on its findings.

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

Derivatives. The Corporation’s derivatives include interest rate swaps and written loan commitments and forward sales contracts related to residential mortgage loan origination activity. Valuations for interest rate swaps are derived from third party models whose significant inputs are readily observable market parameters, primarily yield curves, with appropriate adjustments for liquidity and credit risk. These fair value measurements are classified as Level 2. The fair values of written loan commitments and forward sales contracts on the associated loans are based on quoted prices for similar loans in the secondary market, consistent with the valuation of residential mortgage loans held for sale. Expected net future cash flows related to loan servicing activities are included in the fair value measurement of written loan commitments. A written loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (interest rate locked pipeline loans not expected to close), using models, which consider cumulative historical fallout rates and other factors. Fallout can occur for a variety of reasons including falling rate environments when a borrower will abandon a fixed rate loan commitment at one lender and enter into a new lower fixed rate loan commitment at another, when a borrower is not approved as an acceptable credit by the lender, or for a variety of other non-economic reasons. Fallout is not a significant input to the fair value of the written loan commitments in their entirety. These measurements are classified as Level 2.

Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Corporation pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Corporation considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Corporation’s Asset and Liability Committee are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Corporation to estimate its own credit risk on derivative liability positions. To date, no material losses have been incurred due to a counterparty’s inability to pay any uncollateralized position. There was no significant change in value of derivative assets and liabilities attributed to credit risk for the year ended December 31, 2011.

True-up liability. In connection with the George Washington and Midwest acquisitions, the Bank has agreed to pay the FDIC should the estimated losses on the acquired loan portfolios as well as servicing fees earned on the acquired loan portfolios not meet the loss thresholds specified in the purchase agreements. The determination of the true-up liability is specified in the purchase agreements and is payable to the FDIC on

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

April 14, 2020 for the George Washington acquisition and on July 15, 2020 for the Midwest acquisition. The value of the true-up liability is discounted to reflect the uncertainty in the timing and payment of the true-up liability by the Bank. As of December 31, 2011, the estimated fair value of the George Washington true-up liability was $4.3 million and the Midwest true-up liability was $7.2 million.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2011 are summarized as follows:

	Available-for-sale securities	True-up liability
Balance at December 31, 2009	$42,447	$—
Gains included in earnings	—	614
Unrealized gains (a)	17,897	—
Purchases	—	11,447
Sales	—	—
Settlements	—	—
Net transfers into (out of) Level 3	—	—
Balance at December 31, 2010	$60,344	$12,061
Losses included in earnings	—	(510)
Unrealized losses (a)	(1,065)	—
Purchases	83,876	—
Sales	(44,924)	—
Settlements	(10,692)	—
Net transfers into (out of) Level 3	—	—
Balance at December 31, 2011	$87,539	$11,551
(a) Reported in other comprehensive income (loss)

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Generally, nonrecurring valuations are the result of applying accounting standards that require assets or liabilities to be assessed for impairment, or recorded at the lower-of-cost or fair value. The following table presents the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Mortgage servicing rights	$—	$—	$17,749	$17,749	$—	$—	$—	$—
Impaired and nonaccrual loans	—	—	75,992	75,992	—	—	140,990	140,990
Other property (1)	—	—	18,933	18,933	—	—	22,974	22,974
Other real estate covered by loss share	—	—	62,737	62,737	—	—	59,132	59,132
Total assets at fair value on a nonrecurring basis	$—	$—	$175,411	$175,411	$—	$—	$223,096	$223,096

(1) Represents the fair value, and related change in the value, of foreclosed real estate and other collateral owned by the Corporation during the period

Mortgage Servicing Rights. The Corporation carries its mortgage servicing rights at lower of cost or fair value, and therefore, can be subject to fair value measurements on a nonrecurring basis. Since sales of mortgage servicing rights tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of mortgage servicing rights. As such, like other participants in the mortgage banking business, the Corporation relies primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of its mortgage servicing rights.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Disclosures about Fair Value of Financial Instruments

The carrying amount and fair value of the Corporation’s financial instruments are as follows:

	At December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$377,319	$377,319	$523,113	$523,113
Investment securities	3,494,389	3,579,390	3,154,333	3,207,754
Loan held for sale	30,077	30,077	41,340	41,340
Net noncovered loans	7,641,245	7,373,801	7,087,398	6,716,214
Net covered loans and loss share receivable	1,460,723	1,460,723	1,963,021	1,963,021
Accrued interest receivable	42,274	42,274	41,830	41,830
Mortgage servicing rights	17,640	17,749	21,317	21,579
Derivative assets	62,056	62,056	47,764	47,764

Financial liabilities:
Deposits	11,431,609	11,445,777	11,268,006	11,275,440
Federal funds purchased and securities sold under agreements to repurchase	866,265	866,265	777,585	782,668
Wholesale borrowings	203,462	211,623	326,007	329,465
Accrued interest payable	3,915	3,915	6,560	6,560
Derivative liabilities	86,106	86,106	72,824	72,824
True up liability	11,551	11,551	12,061	12,061

The following methods and assumptions were used to estimate the fair values of each class of financial

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

Interest income on loans held for sale is accrued on the principal outstanding primarily using the “simple-interest” method. None of these loans were 90 days or more past due, nor were any on nonaccrual as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the aggregate fair value, contractual balance and gain or loss on loans held for sale was as follows:

	December 31, 2011	December 31, 2010
Aggregate fair value	$30,077	$41,340
Contractual balance	28,948	41,024
Gain	1,129	316

Loans held for sale are measured at fair value with changes in fair value recognized in current earnings. The change in fair value of loans held for sale included in earnings for the years ended December 31, 2011 and 2010 was $0.8 million and $0.2 million, respectively.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

At December 31, 2011 and 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (a)	Notional/ Contract Amount	Fair Value (b)	Notional/ Contract Amount	Fair Value (b)

Interest rate swaps:
Fair value hedges	$819	$—	$6,920	$—	$234,330	$25,889	$303,933	$28,550

(a) Included in Other Assets on the Consolidated Balance Sheet
(b) Included in Other Liabilities on the Consolidated Balance Sheet

Through the Corporation’s Fixed Rate Advantage Program (“FRAP Program”), customers received fixed interest rate commercial loans and the Corporation subsequently converted those fixed rate loans to variable rate instruments over the term of the loans by entering into interest rate swaps with dealer counterparties. The Corporation receives a fixed rate payment from the customers on the loans and pays the equivalent amount to the dealer counterparties on the swaps in exchange for variable rate payments based on the one month LIBOR index. These interest rate swaps are designated as fair value hedges. Through application of the “short cut method of accounting”, there is an assumption that the hedges are effective. The Corporation discontinued originating interest rate swaps under the FRAP program in February 2008 and subsequently began a new interest rate swap program for commercial loan customers, termed the Back-to-Back Program. These swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative.

The Corporation entered into Federal Funds interest rate swaps to lock in a fixed rate to offset the risk of future fluctuations in the variable interest rate on Federal Funds borrowings. The Corporation entered into a swap with the counterparty during which time the Corporation paid a fixed rate and received a floating rate based on the current effective Federal Funds rate. The Corporation then borrowed Federal Funds in an amount

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

equal to at least the outstanding notional amount of the swap(s) which resulted in the Corporation being left with a fixed rate instrument. These instruments were designated as cash flow hedges. For the year ended December 31, 2009 $0.7 million of hedge effectiveness on these cash flow hedges was reclassified from OCI into other income and $0.3 million of hedge ineffectiveness was recognized in other income. The last Federal Funds interest rate swap matured in the quarter ended March 31, 2009, and there were no Federal Funds interest rate swaps outstanding as of December 31, 2011.

Derivatives Not Designated in Hedge Relationships

As of December 31, 2011 and 2010, the notional values or contractual amounts and fair value of the Corporation’s derivatives not designated in hedge relationships were as follows:

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(a)	Notional/ Contract Amount	Fair Value(b)	Notional/ Contract Amount	Fair Value(b)
Interest rate swaps	$976,823	$58,875	$774,623	$44,270	$976,823	$58,875	$774,623	$44,270
Mortgage loan commitments	191,514	4,959	118,119	1,384	—	—	—	—
Forward sales contracts	159,377	(1,798)	113,426	2,106	—	—	—	—
Foreign Exchange	332	20	3,733	4	336	18	3,733	4
Credit contracts	—	—	—	—	17,951	—	44,983	—
Other	—	—	—	—	21,094	1,324	14,622	—
Total	$1,328,046	$62,056	$1,009,901	$47,764	$1,016,204	$60,217	$837,961	$44,274

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

Written loan commitments that relate to the origination of mortgage loans that will be held for resale are considered free-standing derivatives and do not qualify for hedge accounting. Written loan commitments generally have a term of up to 60 days before the closing of the loan. The loan commitment does not bind the potential borrower to entering into the loan, nor does it guarantee that the Corporation will approve the potential borrower for the loan. Therefore, when determining fair value, the Corporation makes estimates of expected “fallout” (loan commitments not expected to close), using models which consider cumulative historical fallout rates and other factors. In addition, expected net future cash flows related to loan servicing activities are included in the fair value measurement of a written loan commitment.

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

The Corporation periodically enters into derivative contracts by purchasing To Be Announced (“TBA”) Securities which are utilized as economic hedges of its MSRs to minimize the effects of loss of value of MSRs associated with increased prepayment activity that generally results from declining interest rates. In a rising interest rate environment, the value of the MSRs generally will increase while the value of the hedge instruments will decline. The hedges are economic hedges only, and are terminated and reestablished as needed to respond to changes in market conditions. There were no outstanding TBA Securities contracts as of December 31, 2011 and 2010.

Credit contracts. Prior to implementation of the Back-to-Back Program, certain of the Corporation’s commercial loan customers entered into interest rate swaps with unaffiliated dealer counterparties. The Corporation entered into swap participations with these dealer counterparties whereby the Corporation guaranteed payment in the event that the counterparty experienced a loss on the interest rate swap due to a failure to pay by the Corporation’s commercial loan customer. The Corporation simultaneously entered into reimbursement agreements with the commercial loan customers obligating the customers to reimburse the Corporation for any payments it makes under the swap participations. The Corporation monitors its payment risk on its swap participations by monitoring the creditworthiness of its commercial loan customers, which is based on the normal credit review process the Corporation would have performed had it entered into these derivative instruments directly with the commercial loan customers. At December 31, 2011, the remaining terms on these swap participation agreements generally ranged from less than one year to seven years. The Corporation’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $3.1 million as of December 31, 2011. The fair values of the written swap participations were not material at December 31, 2011 and 2010.

Gains and losses recognized in income on non-designated hedging instruments for the years ended December 31, 2011, 2010 and 2009 are as follows:

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Derivatives not designated as hedging instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain / (Loss) Recognized Income on Derivative in Income on Derivatives
		Year Ended December 31,
		2011	2010	2009
Interest rate swaps	Other operating expense	$—	$—	$(3,877)
Mortgage loan commitments	Other operating income	3,576	987	(195)
Forward sales contracts	Other operating income	(3,904)	1,222	1,401
TBA Securities	Other operating income	—	—	(4,451)
Credit contracts	Other operating income	9	—	—
Other	Other operating expense	(1,324)	(678)	(600)
Total		$(1,643)	$1,531	$(7,722)

Counterparty Credit Risk

Like other financial instruments, derivatives contain an element of “credit risk” or the possibility that the Corporation will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Corporation’s Asset and Liability Committee, and only within the Corporation’s Board of Directors Credit Committee approved credit exposure limits. Where contracts have been created for customers, the Corporation enters into derivatives with dealers to offset its risk exposure. To manage the credit exposure to exchanges and counterparties, the Corporation generally enters into bilateral collateral agreements using standard forms published by the International Swaps and Derivatives Association. These agreements are to include thresholds of credit exposure or the maximum amount of unsecured credit exposure which the Corporation is willing to assume. Beyond the threshold levels, collateral in the form of securities made available from the investment portfolio or other forms of collateral acceptable under the bilateral collateral agreements are provided. The threshold levels for each counterparty are established by the Corporation’s Asset and Liability Committee. The Corporation generally posts collateral in the form of highly rated Government Agency issued bonds or MBSs. Collateral posted against derivative liabilities was $107.0 million and $85.2 million as of December 31, 2011 and 2010, respectively.

18. Commitments and Contingencies

Obligations Under Non-cancelable Leases

The Corporation is obligated under various non-cancelable operating leases on branch offices. Minimum future rental payments under non-cancelable operating leases at December 31, 2011 are as follows:

Years Ended December 31,	Lease Commitments
2012	$7,746
2013	6,507
2014	5,563
2015	4,911
2016	4,068
2017-2028	13,421
$42,216

Commitments to Extend Credit

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Loan commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. Additional information is provided in Note 17 (Derivatives and Hedging Activities). Commitments generally are extended at the then prevailing interest rates, have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Loan commitments involve credit risk not reflected on the balance sheet. The Corporation mitigates exposure to credit risk with internal controls that guide how applications for credit are reviewed and approved, how credit limits are established and, when necessary, how demands for collateral are made. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Management evaluates the creditworthiness of each prospective borrower on a case-by-case basis and, when appropriate, adjusts the allowance for probable credit losses inherent in all commitments. The allowance for unfunded lending commitments at December 31, 2011 was $6.4 million. Additional information pertaining to this allowance is included in Note 4 (Loans and Allowance for Loan Losses) and under the heading “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” within Management’s Discussion and Analysis of Financial Condition and Results of Operation of this report.

The following table shows the remaining contractual amount of each class of commitments to extend credit as of December 31, 2011 and 2010. This amount represents the Corporation’s maximum exposure to loss if the customer were to draw upon the full amount of the commitment and subsequently default on payment for the total amount of the then outstanding loan.

	At December 31,
	2011	2010
Loan Commitments
Commercial	$2,468,787	$1,911,514
Consumer	1,576,276	1,651,536
Total loan commitments	$4,045,063	$3,563,050

Guarantees

The Corporation is a guarantor in certain agreements with third parties. The following table shows the types of guarantees the Corporation had outstanding as of December 31, 2011 and 2010.

	At December 31,
	2011	2010
Financial guarantees
Standby letters of credit	$135,039	$143,247
Loans sold with recourse	38,808	60,418
Total financial guarantees	$173,847	$203,665

Standby letters of credit obligate the Corporation to pay a specified third party when a customer fails to repay an outstanding loan or debt instrument, or fails to perform some contractual nonfinancial obligation. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. Collateral held varies, but may include marketable securities, equipment and real estate. Any amounts drawn under standby letters of credit are treated as loans; they bear interest and pose the same credit

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

risk to the Corporation as a loan. Except for short-term guarantees of $83.0 million at December 31, 2011, the remaining guarantees extend in varying amounts through 2017.

In recourse arrangements, the Corporation accepts 100% recourse. By accepting 100% recourse, the Corporation is assuming the entire risk of loss due to borrower default. The Corporation uses the same credit policies originating loans which will be sold with recourse as it does for any other type of loan. The Corporation’s exposure to credit loss, if the borrower completely failed to perform and if the collateral or other forms of credit enhancement all prove to be of no value, is represented by the notional amount less any allowance for possible loan losses. The allowance for loan loss associated with loans sold with recourse was $1.7 million and $2.8 million as of December 31, 2011 and 2010, respectively, and is included in the accrued taxes, expenses, and other liabilities on the consolidated balance sheets.

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

Reserves are established for legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability will be incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

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

365/360 Interest Litigation

In August 2008, a lawsuit was filed in the Cuyahoga County Court of Common Pleas against the Bank. The breach-of-contract complaint was brought as a putative class action on behalf of Ohio commercial borrowers who had allegedly had the interest they owed calculated improperly by using the 365/360 method. The complaint seeks actual damages, interest, injunctive relief and attorney fees.

Schneider Litigation

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Commencing in May 2006, two lawsuit were filed in the Cuyahoga County Court of Common Pleas, one against the Corporation and the other against the Bank.  The complaint, against the Corporation, was filed by the receiver for the Bank customers Alan and Joanne Schneider, and the other complaint, against the Bank, was filed by alleged defrauded investors of the Schneiders seeking to represent a class of persons who invested in promissory notes offered by the Schneiders. The allegations against the Bank arose out of Alan Schneider’s business checking account at the Bank into which investors’ checks were deposited and from which certain investors received payments. The complaints sought, among other things, actual damages, treble damages, punitive damages, interest, rescission and attorney fees. On January 14, 2011, a third-party complaint was filed by the Bank against its insurers in the receiver’s lawsuit. By opinion dated February 10, 2011 the Cuyahoga County Court of Appeals reversed the trial court’s decision certifying an investor class in the case brought by the alleged defrauded investors.

On July 20, 2011, the Bank entered into a settlement agreement in the lawsuit with the receiver for Alan and Joanne Schneider that provides if certain conditions are satisfied the Bank’s insurer will make a settlement payment of approximately $9.9 million and the Bank will make a settlement payment of approximately $0.6 million. These payments will be used to pay the receiver’s legal fees and expenses and the balance distributed to the allegedly defrauded investors by the receiver in accordance with the settlement agreement. The Court conducted a hearing and approved the proposed settlement on August 15, 2011. All conditions have been met and the Bank’s insurer and the Bank have made the settlement payments. All of the named plaintiffs in the second lawsuit participated in the settlement with the receiver. The suits by the receiver and by the alleged defrauded investors have been dismissed with prejudice.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, Management believes that the eventual outcome of all claims disclosed above against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. The Corporation has not established any reserves with respect to any of this disclosed litigation because it is not possible to determine either (i) whether a liability has been incurred or (ii) to estimate the ultimate or minimum amount of that liability or both at this time.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

Earnings per Share

The reconciliation between basic and diluted earnings per share is presented as follows:

	Years Ended December 31,
	2011	2010	2009
Basic EPS:
Net income	$119,558	$102,909	$82,170
Less: preferred dividend	—	—	6,167
Less: accretion of preferred stock discount	—	—	204
Net income available to common shareholders	$119,558	$102,909	$75,799
Average common shares outstanding	109,102	101,163	84,678
Basic net income per share	$1.10	$1.02	$0.90
Diluted EPS:
Income used in diluted earnings per share calculation	$119,558	$102,909	$75,799
Average common shares outstanding	109,102	101,163	84,678
Add: common stock equivalents:
Stock option plans	—	2	8
Average common and common stock equivalent shares outstanding	109,102	101,165	84,686
Diluted net income per share	$1.10	$1.02	$0.90

For the years ended December 31, 2011, 2010, and 2009, options to purchase 3.4 million shares, 4.4 million shares and 4.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. At December 31, 2011 and 2010, Management believes the Corporation meets all capital adequacy requirements to which it is subject. The capital terms used in this note to the consolidated financial statements are defined in the regulations as well as in the “Capital Resources” section of Management’s Discussion and Analysis of financial condition and results of operations.

At December 31, 2011 and 2010, the most recent notification from the Office of the Comptroller of the Currency ("OCC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. In Management’s opinion, there are no conditions or events since the OCC’s notification that have changed the Bank’s categorization as “well-

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

capitalized.”

Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2011	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,242,177	12.73%	>	$780,366	8.00%	>	$975,457	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,119,892	11.48%	>	$390,183	4.00%	>	$585,274	6.00%
Tier I Capital
(to Average Assets)	$1,119,892	7.95%	>	$563,321	4.00%	>	$704,151	5.00%
Consolidated
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2010	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,176,429	12.82%	>	$733,977	8.00%	>	$917,471	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,061,466	11.57%	>	$366,988	4.00%	>	$550,483	6.00%
Tier I Capital
(to Average Assets)	$1,061,466	7.61%	>	$557,664	4.00%	>	$697,080	5.00%

Bank Only
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2011	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,150,675	11.82%	>	$778,604	8.00%	>	$973,255	10.00%
Tier I Capital
(to Risk Weighted Assets)	$1,033,171	10.62%	>	$389,302	4.00%	>	$583,953	6.00%
Tier I Capital
(to Average Assets)	$1,033,171	7.35%	>	$562,343	4.00%	>	$702,929	5.00%
Bank Only
	Actual			Adequately Capitalized:			Well Capitalized:
As of December 31, 2010	Amount	Ratio		Amount	Ratio		Amount	Ratio
Total Capital
(to Risk Weighted Assets)	$1,081,203	11.79%	>	$733,866	8.00%	>	$917,332	10.00%
Tier I Capital
(to Risk Weighted Assets)	$970,566	10.58%	>	$366,933	4.00%	>	$550,399	6.00%
Tier I Capital
(to Average Assets)	$970,566	6.90%	>	$562,531	4.00%	>	$703,164	5.00%

FirstMerit Mortgage Corporation, a subsidiary of the Corporation is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on FirstMerit Mortgage Corporation's operations.

The minimum net worth requirement of HUD at December 31, 2011 and 2010 was $0.6 million and $0.8

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

million, respectively. FirstMerit Mortgage Corporations' net worth significantly exceeded the HUD requirements at December 31, 2011 and 2010.

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

FIRSTMERIT CORPORATION AND SUBSIDARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  - Continued
(Dollars in thousands)

22. Quarterly Financial Data (Unaudited)

Quarterly financial and per share data for the years ended 2011 and 2010 are summarized as follows:

		Quarters
		First	Second	Third	Fourth
Total interest income	2011	$139,235	$133,217	$133,555	$132,248
	2010	$111,854	$138,814	$145,337	$146,365
Total interest expense	2011	$17,411	$15,774	$14,163	$11,282
	2010	$21,460	$22,047	$21,844	$18,501
Net interest income	2011	$121,824	$117,443	$119,392	$120,966
	2010	$90,394	$116,767	$123,493	$127,864
Provision for noncovered loan losses	2011	$17,018	$10,138	$14,604	$12,275
	2010	$25,493	$20,366	$18,108	$19,816
Provision for covered loan losses	2011	$5,331	$7,481	$4,768	$2,773
	2010	$—	$267	$593	$3,572
Net income *	2011	$27,560	$29,763	$31,737	$30,496
	2010	$15,390	$31,493	$28,996	$27,030
Net income per basic share	2011	$0.25	$0.27	$0.29	$0.28
	2010	$0.18	$0.32	$0.27	$0.25
Net income per diluted share	2011	$0.25	$0.27	$0.29	$0.28
	2010	$0.18	$0.32	$0.27	$0.25
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

Management assessed FirstMerit Corporation’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control---Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, Management concludes that, as of December 31, 2011, its system of internal control over financial reporting met those criteria and was effective.

The effectiveness of FirstMerit Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PAUL G. GREIG	TERRENCE E. BICHSEL

Chairman and Chief	Executive Vice President and

Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
FirstMerit Corporation
We have audited the accompanying consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of FirstMerit Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstMerit Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstMerit Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Akron, Ohio
February 24, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

Shareholders and Board of Directors
FirstMerit Corporation
We have audited FirstMerit Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FirstMerit Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FirstMerit Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstMerit Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in shareholder's equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Akron, Ohio
February 24, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, Management concluded that disclosure controls and procedures as of December 31, 2011 were effective.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. GAAP. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 105 of this Annual Report on Form 10-K, Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2011, its system of internal control over financial reporting met those criteria and is effective.

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of Regulation S-K concerning the directors of FirstMerit and the nominees for re-election as directors of FirstMerit at the Annual Meeting of Shareholders to be held on April 18, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “Proposal 1 – Election of Directors” in FirstMerit’s definitive proxy statement relating to the 2012 Annual Meeting to be filed with the SEC (“FirstMerit’s 2012 Proxy Statement”).

The information required by Item 401 of Regulation S-K concerning the executive officers of FirstMerit is incorporated herein by reference from the disclosure provided under the caption “Executive Officers of the Registrant” included in Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in FirstMerit’s 2012 Proxy Statement.

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

Procedures for Recommending Directors Nominees

Information concerning the procedures by which shareholders of FirstMerit may recommend nominees to FirstMerit’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “Director Nominations” in FirstMerit’s 2012 Proxy Statement. These procedures have not materially changed from those described in FirstMerit’s definitive proxy materials for the 2011 Annual Meeting of Shareholders held on April 20, 2011.

Audit Committee

The information required by Items 407(d)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Committees of the Board of Directors – Audit Committee” in FirstMerit’s 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Discussion and Analysis” and “Executive Compensation and Other Information” in FirstMerit’s 2012 Proxy Statement.

The information required by Item 407(e)(4) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “Compensation Interlocks and Insider Participation” in FirstMerit’s 2012 Proxy Statement.

The information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Compensation Report” in FirstMerit’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 403 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Beneficial Ownership of Management and Certain Beneficial Owners” in FirstMerit’s 2012 Proxy Statement.

Equity Compensation Plan Information

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities available for grant for Options, Warrants and Rights (c)
Equity Compensation Plans Approved by Security Holders
2002	1,621,825	$25.12	—
2002D	79,145	$23.44	—
2006	306,274	$23.58	1,905,701
2006D	70,013	$21.72	—
2011	—	—	4,025,661
Total	2,077,257		5,931,362

Equity Compensation Plans Not Approved by Security Holders

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 404 of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “Certain Relationships and Related Transactions” in FirstMerit’s 2012 Proxy Statement.

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “The Board of Directors – Independence” in FirstMerit’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval of

Fees” in FirstMerit’s 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)(1) The following financial statements and the auditor’s reports thereon are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets as of December 31, 2011 and 2010;

Consolidated Statements of Income for Years ended December 31, 2011, 2010, and 2009;

Consolidated Statements of Changes in Shareholders’ Equity for Years ended December 31, 2011, 2010, and 2009;

Consolidated Statements of Cash Flows for Years ended December 31, 2011, 2010, and 2009;
Notes to Consolidated Financial Statements for Years ended December 31, 2011, 2010, and 2009;

Report of Management on Internal Control Over Financial Reporting; and

Reports of Independent Registered Public Accounting Firms.

(a)(2) Financial Statement Schedules

All financial statement schedules have been included in this Form 10-K in the consolidated financial statements or the related notes, or they are either inapplicable or not required.

(a)(3) Exhibits

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
10.2*
Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by FirstMerit Corporation on April 30, 2001).

10.3*
First Amendment to the Amended and Restated 1999 Stock Plan (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.4*
Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003 filed by FirstMerit Corporation on April 30, 2004).

10.5*
First Amendment to the Amended and Restated 2002 Stock Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.6*
Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.7*
First Amendment to the Amended and Restated 2006 Equity Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.8*
Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.9*
Amended and Restated Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.10*
Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.11*
Form of Amended and Restated Membership Agreement with respect to the Executive Supplemental Retirement Plan (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by FirstMerit Corporation on March 22, 1999).

10.12*
2008 Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.13*
Amendment to the Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.14*
Amended and Restated Unfunded Supplemental Benefit Plan (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.15*
2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.16*
First Amendment to the 2008 Excess Benefit Plan (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.17*
Executive Life Insurance Program Summary (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 filed by FirstMerit Corporation on April 30, 2002).

10.18*
Long-Term Disability Benefit Summary (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.19*
Director Compensation Summary (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.20*
Form of Amended and Restated Change in Control Termination Agreement (Tier 1) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.21*
Form of Amended and Restated Change in Control Termination Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.22*
Form of Amended and Restated Displacement Agreement (Tier 1) (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.23*
Form of Displacement Agreement (Tier 1/2008 SERP) (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.24*
Amended and Restated Employment Agreement by and between FirstMerit Corporation and Paul G. Greig (incorporated by reference from Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.25*
Amended and Restated Change in Control Termination Agreement (Greig) (incorporated by reference from Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.26*
Amended and Restated Displacement Agreement (Greig) (incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed by FirstMerit Corporation on February 18, 2009).

10.27*
Form of Employee Restricted Stock Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.28*
Form of Employee Restricted Stock Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.29*
Form of Director Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.30*
Form of Employee Nonqualified Stock Option Award Agreement (Change in Control) (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2 2008).

10.31*
Form of Employee Nonqualified Stock Option Award Agreement (no Change in Control) (incorporated by reference from Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed by FirstMerit Corporation on May 2, 2008).

10.32
Credit Agreement by and between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.39 to the Annual Report on Form 10-K filed by FirstMerit Corporation on February 18, 2009).

10.33
First Amendment to the Credit Agreement between FirstMerit Corporation and SunTrust Bank (incorporated by reference from Exhibit 10.40 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.34
Line of Credit Letter Agreement between FirstMerit Corporation and PNC Bank, N.A. (incorporated by reference from Exhibit 10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed by FirstMerit Corporation on February 18, 2009).

10.35
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

10.37
Distribution Agency Agreement dated May 6, 2009, between FirstMerit and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 6, 2009).

10.38
Warrant Repurchase Letter Agreement dated May 27, 2009, between FirstMerit and the United States Department of the Treasury (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit Corporation on May 27, 2009).

10.39
Purchase and Assumption Agreement dated November 11, 2009, between FirstMerit Bank, N.A. and First Bank (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC by FirstMerit Corporation on November 12, 2009).

10.40
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

10.41*	FirstMerit Corporation 2010 Retention Bonus Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on February 22, 2010).
10.42
Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and Credit Suisse Securities (USA) LLC (incorporated by reference from Exhibit 99.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

10.43
Distribution Agency Agreement, dated March 3, 2010, between FirstMerit Corporation and RBC Capital Markets Corporation (incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on March 3, 2010).

10.44
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

10.45
FirstMerit Bank Cash-Settled Value Appreciation Instrument, dated May 14, 2010 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on May 17, 2010).

10.46*
Form of Director Annual Restricted Stock Award (incorporated by reference from Exhibit 10.50 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.47*
Form of Employee Restricted Stock Award (Change in Control) (incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.48*
Form of Employee Restricted Stock Award (no Change in Control) (incorporated by reference from Exhibit 10.52 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed by FirstMerit Corporation on February 25, 2011).

10.49*	FirstMerit Corporation 2011 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).
10.50*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Section 16 Officers) (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.51*
Amended and Restated FirstMerit Corporation Executive Cash Annual Incentive Plan (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed by FirstMerit Corporation on April 20, 2011).

10.52*
FirstMerit Corporation 2011 Equity Incentive Plan Form of Restricted Share Award Agreement (Directors) (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed by FirstMerit Corporation on July 29, 2011).

21	Subsidiaries of FirstMerit (filed herewith).
23	Consent of Ernst & Young LLP (filed herewith).
24	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a)/Section 302 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (filed herewith).
31.2	Rule 13a-14(a)/Section 302 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (filed herewith).
32.1	Rule 13a-14(b)/Section 906 Certification of Paul G. Greig, Chairman, President and Chief Executive Officer of FirstMerit (furnished herewith).
32.2	Rule 13a-14(b)/Section 906 Certification of Terrence E. Bichsel, Executive Vice President and Chief Financial Officer of FirstMerit (furnished herewith).
101.1
The following financial information from FirstMerit Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Changes in Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Akron, State of Ohio, on the 24th day of February, 2011.

FIRSTMERIT CORPORATION

By:	/s/ Paul G. Greig
Paul G. Greig, Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul G. Greig	/s/ Terrence E. Bichsel
Paul G. Greig Chairman, Chief Executive Officer and Director (principal executive officer)	Terrence E. Bichsel Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Steven H. Baer*	/s/ R. Cary Blair*
Steven H. Baer Director	R. Cary Blair Director

/s/ Karen S. Belden*	/s/ Robert W. Briggs*
Karen S. Belden Director	Robert W. Briggs Director

/s/ John C. Blickle*	/s/ Gina D. France*
John C. Blickle Director	Gina D. France Director

/s/ Richard Colella*	/s/ J. Michael Hochschwender*
Richard Colella Director	J. Michael Hochschwender Director

/s/ Terry L. Haines*	/s/ Philip A. Lloyd, II*
Terry L. Haines Director	Philip A. Lloyd, II Director

/s/ Clifford J. Isroff*
Clifford J. Isroff Director

*The undersigned, by signing his name hereto, does hereby sign and execute this Annual Report on Form 10-K on behalf of each of the indicated directors of FirstMerit Corporation pursuant to a Power of Attorney executed by each such director and filed with this Annual Report on Form 10-K.

/s/ Judith A. Steiner
Dated:	February 24, 2012	Judith A. Steiner, Attorney-in-Fact